Form 10-Q
period 1996-09-30
NATIONAL OILWELL INC
filed 1996-12-12
CIK 1021860

===============================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
===============================================================================

(MARK ONE)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996 OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-11051


                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       76-0475815
---------------------------------                     -------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)


                                 5555 SAN FELIPE
                                 HOUSTON, TEXAS
                                      77056
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (713) 960-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES ____ NO __X__*

* The Registrant became subject to the filing requirements on October 28, 1996.

As of December 11, 1996, 17,857,698 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    NATIONAL-OILWELL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                         Successor      Predecessor
                                                       -------------    -------------
                                                       September 30,     December 31,
                                                          1996              1995
                                                        (Unaudited)
                                                       -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                            $    5,480       $    65,452
   Receivables, less allowance of  $3,178 and $4,015        99,769            74,986
   Inventories                                             116,624           120,686
   Prepaids and other current assets                         6,328             4,543
                                                       -------------    -------------
              Total current assets                         228,201           265,667

Property, plant and equipment, net                          17,652            18,877
Deferred taxes                                               6,722             1,450
Goodwill                                                     6,367               -
Deferred financing costs                                     6,531             1,089
Other assets                                                   -               1,495
                                                       -------------    -------------
                                                          $265,473        $  288,578
                                                       =============    =============
LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                    $    2,750       $       -
   Accounts payable                                         67,825            66,665
   Customer prepayments                                        741             7,500
   Accrued compensation                                      6,764             3,071
   Other accrued liabilities                                16,690            11,066
                                                       -------------    -------------
              Total current liabilities                     94,770            88,302

Long-term debt                                             120,180             9,128
Insurance reserves                                           6,612             6,201
Other liabilities                                            5,011             6,935
                                                       -------------    -------------
              Total liabilities                            226,573           110,566

Commitments and contingencies

OWNERS' EQUITY
    Class A common stock - par value $.01; 13,288 shares
        issued and outstanding                                 -                 -
    Common stock - par value $.01; 11,064,548 shares
        issued and outstanding                                111                -
    Additional paid-in capital                             30,068                -
    Notes receivable from officers                           (500)               -
    Partners' capital                                          -             185,506
    Cumulative translation adjustment                         465             (7,494)
    Retained earnings                                       8,756                -
                                                       -------------    -------------
                                                           38,900            178,012
                                                       -------------    -------------
                                                         $265,473         $  288,578
                                                       =============    =============

        The accompanying notes are an integral part of these statements.

                     NATIONAL-OILWELL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                Successor       Predecessor          Successor         Predecessor
                                                ---------       -----------          ---------         -----------
                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                         September 30,
                                                ----------------------------         -----------------------------
                                                   1996             1995                1996                1995
                                                ----------        ----------         -----------         ---------
Revenues                                         $173,499          $133,641            $468,142           $400,084

Cost of revenues                                  148,824           116,157             403,380            347,713
                                                ----------        ----------         -----------         ---------
Gross profit                                       24,675            17,484              64,762             52,371

Selling, general, and administrative               14,461            11,805              41,142             42,708
Special charges (credits)                             -                 113                 -               (7,387)
                                                ----------        ----------         -----------         ---------
Operating income                                   10,214             5,566              23,620             17,050

Interest and financial costs                       (3,374)             (554)            (10,113)            (1,937)
Interest income                                        48               359                 369                679
Other income (expense)                                453                52                 132                213
                                                ----------        ----------         -----------         ---------
Income before income taxes                          7,341             5,423              14,008             16,005

Provision for income taxes                          2,585               442               5,252              1,646
                                                ----------        ----------         -----------         ---------

Net income                                         $4,756            $4,981              $8,756            $14,359
                                                ==========        ==========         ===========         =========

Weighted average shares outstanding                13,590                                13,590
                                                ==========                           ===========
Net income per share                                $0.35                                 $0.64
                                                ==========                           ===========




        The accompanying notes are an integral part of these statements.

                     NATIONAL-OILWELL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                          Successor         Predecessor
                                                                          ---------         -----------
                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                          -----------------------------
                                                                             1996                 1995
                                                                          --------             --------
Cash flow from operating activities:
   Net income                                                               $8,756              $14,359
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                         2,856                3,022
       Provision for losses on receivables                                     410                2,642
       Provision for deferred income taxes                                   1,742                  408
       Gain on sale of assets                                                 (213)                (536)
       Foreign currency transaction (gain) loss                                (34)                  (9)
       Special charges (credits)                                               -                 (7,387)
   Changes in operating assets and liabilities:
       Decrease (increase) in receivables                                  (22,456)              12,215
       Decrease (increase) in inventories                                     (517)              (7,256)
       Decrease (increase) in prepaids and other current assets               (295)               2,460
       Increase (decrease) in accounts payable                                 817               (2,772)
       Increase (decrease) in other assets/liabilities, net                 (1,773)             (10,947)
                                                                          --------             --------
            Net cash provided (used) by operating activities               (10,707)               6,199
                                                                          --------             --------
Cash flow from investing activities:
    Purchases of property, plant and equipment                              (1,489)              (3,758)
    Proceeds from sale of assets                                               293                4,423
    Proceeds from disposition of businesses                                    -                  6,944
    Acquisition of predecessor company, net of cash acquired              (106,248)                 -
    Other                                                                     (350)                (218)
                                                                          --------             --------
            Net cash provided (used) by investing activities              (107,794)               7,391
                                                                          --------             --------
Cash flow from financing activities:
    Proceeds from revolving lines of credit, net                             5,236                  -
    Principal payments on long-term debt                                   (14,812)                 -
    Proceeds from issuance of common stock                                  30,179                  -
    Acquisition debt proceeds                                              103,378                  -
    Cash distribution to partners                                              -                (1,918)
                                                                          --------             --------
            Net cash provided (used) by financing activities               123,981               (1,918)
                                                                          --------             --------
Effect of exchange rate gains on cash                                          -                     45
                                                                          --------             --------
Increase in cash and equivalents                                             5,480               11,717

Cash and cash equivalents, beginning of period                                 -                  9,418
                                                                          --------             --------
Cash and cash equivalents, end of period                                    $5,480              $21,135
                                                                          ========             ========



        The accompanying notes are an integral part of these statements.

                     NATIONAL-OILWELL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1. BASIS OF PRESENTATION
     National-Oilwell, Inc. was formed to acquire National-Oilwell, a general partnership between National Supply Company, Inc., a subsidiary of Armco Inc., and Oilwell, Inc., a subsidiary of USX Corporation, and subsidiaries, (the "Partnership"). The consolidated financial information of the Partnership, as predecessor, has been included with the consolidated financial information of National-Oilwell, Inc. and subsidiaries for purposes of comparability. References herein to the "Company" refer to the Partnership for periods prior to January 1, 1996 and to National-Oilwell, Inc. for subsequent periods. Effective as of January 1, 1996, National-Oilwell, Inc. acquired the Partnership for a purchase price of $180 million, which approximated book value, plus approximately $12 million in transaction costs (the "Acquisition"). The transaction was accounted for under the purchase method of accounting and accordingly all assets and liabilities of the Partnership were recorded at their fair values resulting in only minimal basis adjustments. The Acquisition resulted in deferred financing costs of $7.7 million and goodwill of $6.5 million. The Acquisition was funded from the sale of $30 million in equity, incurrence of $114 million of debt and the use of $48 million of acquired cash.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's prospectus dated October 28, 1996. No significant accounting changes have occurred during the nine months ended September 30, 1996.

  2. INITIAL PUBLIC OFFERING
     On October 29, 1996, the Company sold 4.6 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds of approximately $72 million were used to repay debt incurred in connection with the January 1996 Acquisition. The Company repaid the outstanding balance of approximately $24 million in term loans under the existing credit facility, repaid the $5 million subordinated note and applied the remaining net proceeds of approximately $43 million to the revolving credit facility. The Company did not repay the $20 million in seller notes from the net proceeds of the IPO.

     Shares Outstanding
     In connection with the IPO, the 13,288 shares of Class A common stock converted into 1,902,543 shares of common stock and a warrant to acquire 282,392 shares of common stock was exercised, bringing the total shares outstanding to 13,249,483. At the same time, the IPO represented a triggering event under the Company's Value Appreciation Plans, resulting in a commitment to issue an additional 340,924 shares of common stock, one-half of which will be issued on October 29, 1997 and the remaining one-half on January 17, 1999, subject to certain accelerating events.
     All of these 13,590,407 shares are outstanding or considered to be common stock equivalents for purposes of calculating net income per share during all periods in 1996 prior to the IPO.

     New Credit Facility
     Effective with the IPO, the Company entered into a new five-year senior secured revolving credit facility (the "New Credit Facility") that will be available for acquisitions and general corporate purposes. The New Credit Facility provides for a $120 million revolving loan and is subject to a borrowing base limitation of 60% of eligible inventory plus 85% of eligible accounts receivable plus various percentages of the book value of certain fixed assets, all of which exceeded $120 million as of September 30, 1996.

     The New Credit Facility bears interest at prime plus .75% or LIBOR plus 2.0%, subject to adjustment based on the Company's total funded debt and operating profit. Depending on the Company's financial performance, the interest rate could be prime plus .25%, .75% or 1.25% or LIBOR plus 1.5%, 2.0% or 2.5%. The New Credit Facility is secured by substantially all of the Company's assets and contains financial covenants and ratios as well as a limitation on dividends.

     IPO Related Expenses
     The Company incurred certain one-time expenses in connection with the IPO, as follows: (i) the Management Services Agreement was terminated at a cost of $4.4 million ($2.8 million after tax) which will be paid in quarterly installments of $250,000 through March 31, 2001, subject to certain accelerating events; (ii) the existing credit facility was replaced by the New Credit Facility, resulting in the write-off of $6.4 million in deferred financing costs related to the existing agreement (after tax cost of $4.0 million); and (iii) the Company's Value Appreciation Plans were triggered, resulting in an expense of $12.2 million ($7.6 million after tax). Pursuant to the Value Appreciation Plans, the Company made a cash payment of $2.9 million in November 1996 and will make future annual cash payments of $.7 million for five years beginning January 17, 1997 and will issue 340,924 shares of Common Stock valued at $5.8 million. Each of the IPO related expenses will be recorded in the fourth quarter of 1996.

  3. INVENTORIES
     Inventories consist of (in thousands):
                                     September 30,               December 31,
                                          1996                         1995
                                    ---------------             -------------
     Raw materials                  $      9,122                $      11,528
     Work in process                       4,234                        4,842
     Finished goods                      103,268                      104,316
                                    ---------------             -------------
                                    $    116,624                $     120,686
                                    ===============             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          INTRODUCTION

          The Company is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating products used in oil and gas drilling and production. The Company's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas.

          During 1996, the Company completed two significant capital transactions. First, in January 1996, the Company acquired the operations of National-Oilwell, a general partnership. This resulted in the incurrence of significant amounts of debt and related interest expense. Second, on October 29, 1996, the Company sold 4.6 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds of approximately $72 million were used to repay debt incurred in connection with the January 1996 Acquisition. At that same time, the Company entered into a new $120 million five-year senior secured revolving credit facility.

          RESULTS OF OPERATIONS

          Operating results (unaudited) by segment are as follows:

                                           Quarter Ended    Nine Months Ended
                                           September 30,       September 30,
                                       --------------------------------------
                                          1996      1995      1996     1995
                                       --------  --------  --------  --------
                                                 (Dollars in millions)
          Revenues
             Oilfield Equipment        $   53.4  $   33.3  $  134.3  $ 112.2
             Distribution Services        134.5     110.0     371.9    313.5
             Eliminations                 (14.4)    (9.7)     (38.1    (25.6)
                                       --------- --------  --------- --------
                      Total              $173.5    $133.6  $  468.1  $ 400.1
                                       ========= ========  ========= ========

          Operating Income
             Oilfield Equipment        $    6.6  $   2.7   $   14.7  $   5.9
             Distribution Services          4.6      3.7       11.9      6.1
             Corporate                     (1.0)    (0.8)      (3.0)    (2.3)
                                       --------  --------  --------- --------
                      Total            $   10.2  $   5.6   $   23.6  $   9.7 (1)
                                       ========  ========  ========= ========

           (1) Excludes special gain of $7.4 million in the 1995 nine month period resulting from the sale of a disposed product line and certain other assets.

          Oilfield Equipment
          The Oilfield Equipment segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels and reciprocating pumps. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Drilling pump expendable products are sold for maintenance of the Company's and other manufacturers' equipment. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders.

          Oilfield Equipment revenues increased $20.1 million (60%) in the third quarter of 1996 as compared to 1995 due primarily to an increase in demand for drilling capital equipment, fluid end expendable parts, and reciprocating pumps and associated parts. Operating Income for the Oilfield Equipment segment increased $3.9 million in the third quarter of 1996 as compared to the prior year, representing 19% of the revenue increase. The increase in operating income as a percentage of the revenue increase was lowered by the inclusion of over $4 million in revenues that represented pass-through products that carry small margins.

          Revenues during the first nine months of 1996 increased $22.1 million (20%) over the comparable 1995 period with most of the increase in the third quarter. Strong demand for drilling repair parts and capital equipment, primarily power swivels, were principal drivers of the increase. Increased revenues of fluid end expendable parts in 1996 offset the loss of revenues from a product line sold in June 1995. Operating income for the Oilfield Segment increased $8.8 million in the first nine months of 1996 as compared to the prior year. Higher revenues in the third quarter of 1996, improved product mix throughout the year, and lower costs in the first half of 1996 as compared to the first half of the prior year that resulted from a manufacturing facility consolidation in 1995 contributed to the large increase in operating income over the 1995 results.

          Distribution Services
          Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from the Company's network of 121 distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Oilfield Equipment segment. While the Company has increased revenues and improved its operating income by entering into alliances and outsourcing arrangements, improvements in operating results remain primarily dependent on attaining increased volumes of activity through its distribution service centers while controlling the fixed costs associated with numerous points of sale.

          Revenues during the third quarter of 1996 increased $24.5 million (22%) over the comparable 1995 period as MRO products and tubular products sales reflected gains of $10 million and $9 million, respectively. Business with alliance customers reflected substantial growth during the quarter. Operating income increased $0.9 million during the third quarter of 1996 compared to the same period in 1995 as a large portion of the increased margin from the higher revenue levels was offset by higher operating costs associated with a consolidation of service center assets and administrative functions in order to better manage assets and resources in the future.

          For the nine month period, revenues for the Distribution Services segment were up $58.4 million in 1996 as compared to 1995. Market activity has been strong throughout 1996 as reflected in increased revenues in virtually all product lines and geographic areas. Operating income for the nine months of 1996 is up $5.8 million (95%) over the same period in 1995, representing approximately 10% of the increase in revenues.

          Corporate
          Corporate costs were up during the third quarter and the first nine months of 1996 as compared to the same periods of 1995 primarily due to the expense of the management fee paid pursuant to the Management Services Agreement that was terminated in connection with the IPO.

          Special Charges (Credits)
          During the first nine months of 1995, the Company recorded gains of $7.4 million from the sale of a non-oilfield centrifugal pump and switch valve product line and from the sale of excess property and equipment of closed manufacturing facilities in the United Kingdom and Canada.

          Interest Expense
          Interest expense increased substantially during the first nine months of 1996 due to debt incurred in connection with the Acquisition.

          Income Taxes
          Due to its partnership status, the Company was not subject to U.S. federal or state income taxes prior to 1996 and accordingly the tax provisions during such periods relate to foreign income taxes as computed under Statement of Financial Accounting Standard ("SFAS") No.
          109. Beginning in 1996, the Company is subject to U.S. federal and state taxes and currently estimates the combined U.S. federal, state and foreign tax rate will approximate 37.5% of income before taxes for 1996. Actual taxes paid may be lower as a result of realization of deferred tax assets.

          LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1996, the Company had working capital of $133 million, a decrease of $44 million from December 31, 1995, primarily due to the use of cash in connection with the Acquisition.

          Due to the size of the Company's distribution services business, significant components of the Company's assets are accounts receivable and inventories. Accounts receivable increased by $25 million during the first nine months of 1996 due to higher revenues during the period. Inventories decreased by $4 million during this period due to continued emphasis on improving the Company's return on capital employed, including the consolidation of certain distribution services inventories into regional locations.

          The Company's business has not required large expenditures for capital equipment in recent years. Total capital expenditures were $1.5 million during the first nine months of 1996 and have averaged $3.5 million per year over the last three years. Enhancements to data processing and inventory control systems represent a large portion of recent capital expenditures. Increases in capital expenditures to as much as an aggregate of $6 million are anticipated over the next three years to further enhance the Company's information systems. The Company believes it has sufficient existing manufacturing capacity to meet current and anticipated demand for its products and services. Significant increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in greater increases in capital expenditures.

          The Company believes that cash generated from operations and amounts available under its credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. The Company also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or debt financing.

          At the time of the IPO, the Company entered into a new five-year senior secured revolving credit facility that is available for acquisitions and general corporate purposes. The New Credit Facility provides for a $120 million revolving loan and is subject to a borrowing base limitation of 60% of eligible inventory plus 85% of eligible accounts receivable plus various percentages of the book value of certain fixed assets, all of which exceeded $120 million as of September 30, 1996.

          The New Credit Facility bears interest at prime plus .75% or LIBOR plus 2.0%, subject to adjustment based on the Company's total funded debt and operating profit. Depending on the Company's financial performance, the interest rate could be prime plus .25%, .75% or 1.25% or LIBOR plus 1.5%, 2.0% or 2.5%. The New Credit Facility is secured by substantially all of the Company's assets and contains certain financial covenants and ratios as well as a limitation on dividends.

          The Company intends to identify acquisition candidates for investigation and pursue acquisition opportunities. The timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through cash flow from operations and borrowings, including the unborrowed portion of the New Credit Facility, as well as issuances of additional equity. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

          IPO RELATED EXPENSES

          The Company incurred certain one-time expenses in connection with the IPO, as follows: (i) the Management Services Agreement was terminated at a cost of $4.4 million ($2.8 million after tax) which will be paid in quarterly installments of $250,000 through March 31, 2001, subject to certain accelerating events; (ii) the existing credit facility was replaced by the New Credit Facility, resulting in the write-off of $6.4 million in deferred financing costs related to the existing agreement (after tax cost of $4.0 million); and (iii) the Company's Value Appreciation Plans were triggered, resulting in an expense of $12.2 million ($7.6 million after tax). Pursuant to the Valuation Appreciation Plans, the Company made a cash payment of $2.9 million in November 1996 and will make future annual cash payments of $.7 million for five years beginning January 17, 1997 and will issue 340,924 shares of Common Stock valued at $5.8 million, one-half of which will be issued on October 29, 1997 and the remaining one-half on January 17, 1999. Each of the IPO related expenses will be recorded in the fourth quarter of 1996.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      Exhibits

        27.1              Financial Data Schedule

      Reports on Form 8-K

     The Company has not filed any report on Form 8-K during the quarter for which this report is filed.
















                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: December 11, 1996              / S /Steven W. Krablin
      -----------------              ----------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                        and Duly Authorized Signatory

                                 EXHIBIT INDEX


         27.1   Financial Data Schedule