Form 10-K
period 1996-12-31
NATIONAL OILWELL INC
filed 1997-03-12
CIK 1021860

--------------------------------------------------------------------------------
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-11051

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        76-0475815
---------------------------------                      ------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                                5555 SAN FELIPE
                                 HOUSTON, TEXAS
                                     77056
              --------------------------------------------------
                   (Address of principal executive offices)

                                (713) 960-5100
              --------------------------------------------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

  COMMON STOCK, PAR VALUE $.01                  NEW YORK STOCK EXCHANGE
 ----------------------------               ---------------------------------
     (Title of Class)                         (Exchange on which registered)


       Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1997, 17,874,128 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and excluding solely for purposes of this calculation 13,249,583 shares beneficially owned by directors, executive officers and 5% or more stockholders, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $157,000,000. By this calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any person.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement in connection with the 1997 Annual Meeting of Stockholders is incorporated in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

The Company is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating ("MRO") products used in oil and gas drilling and production. The Company's machinery and equipment include drawworks, mud pumps and power swivels, which are the major mechanical components of rigs used to drill oil and gas wells. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. The Company distributes products and provides services from a network of approximately 120 service centers and from its Houston headquarters. Further segment financial information is in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Footnote 12 of the Notes to Consolidated Financial Statements.

The Company's business is dependent on and affected by the level of worldwide oil and gas drilling and production activity, aging of the worldwide rig fleet which was generally constructed prior to 1982 and the profitability and cash flow of oil and gas companies and drilling contractors. Drilling activity has recently increased in the offshore and deeper land markets, both of which are particularly well served by the drilling machinery and equipment manufactured by the Company. As of December 31, 1996, the worldwide offshore mobile drilling rig utilization rate was over 90% and the number of active U.S. land rigs had increased approximately 14% compared to December 31, 1995. As drilling activity has increased, the Company has experienced increased demand for its manufactured products and distribution services as existing rigs are upgraded, refurbished and repaired, new rigs are constructed and expendable parts are used.

In April 1987, Armco Inc. and USX Corporation formed National-Oilwell, a Delaware partnership (the "Partnership"), to consolidate their respective oilfield equipment manufacturing and distribution operations. Prior to such consolidation, each of the separate business operations had been a leader in the oilfield equipment and distribution businesses since the late 1800's. Beginning in 1993, a new executive and operating team was assembled to manage the Company's business, enhance its operating performance and build a platform for growth by focusing on markets in which its product lines are market leaders and which are believed by management to provide the most significant growth potential. As part of that strategy, the Company disposed of certain of its non-core equipment manufacturing businesses and product lines and reengineered its distribution business. In January 1996, the new management team and an investor group purchased the business of the Company and incorporated National-Oilwell, Inc. as a Delaware corporation. In October 1996, the company sold 4,600,000 shares of its common stock in an initial public offering and listed its shares on the New York Stock Exchange.


BUSINESS STRATEGY

The Company's current business strategy is to enhance its leading market positions and operating performance by:

Leveraging Its Market Leading Installed Base. The Company believes its market leading installed base presents substantial opportunities to capture a significant portion of any increased level of expenditures by its customers for the construction of new drilling rigs and equipment as well as the upgrade and refurbishment of existing drilling rigs and equipment.


Capitalizing on Increasing Demand for Higher Horsepower Drilling Machinery. The Company believes the advanced age of the existing fleet of drilling rigs, coupled with increasing drilling activity involving greater water depths and extended reach, ultimately will increase the demand for new drilling rig construction and the upgrading and capacity enhancement of existing rigs. The Company's higher horsepower drawworks, mud pumps and power swivels provide, in many cases, the largest capacities currently available in the industry.

Building on Distribution Strengths. The Company has developed and implemented integrated information and process systems that enhance procurement, inventory management and logistics activities. The Company has regionally centralized its procurement, inventory and logistics operations in order to gain cost and inventory utilization efficiencies while retaining responsiveness to local markets. In addition, the strategic integration of the Company's distribution expertise, extensive distribution network and growing base of customer alliances provides an increased opportunity for cost effective marketing of the Company's manufactured equipment.


Capitalizing on Alliance/Outsourcing Trends. As a result of efficiency initiatives, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers, or outsourcing their procurement, inventory management and logistics requirements for equipment and supplies in order to achieve cost and capital improvements. The Company believes that it is well positioned to provide these services as a result of the Company's (i) large and geographically diverse network of distribution service centers in major oil and gas producing areas, (ii) purchasing leverage due to the volume of products sold, (iii) breadth of available product lines and (iv) information systems that offer customers enhanced online and onsite services.


OILFIELD EQUIPMENT

The Company designs, manufactures and sells land drilling rigs and the major mechanical components for both land and offshore rigs used to drill oil and gas wells. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new drilling rigs and used in the upgrade, refurbishment and repair of existing drilling rigs. A significant portion of the Company's business includes the sale of replacement parts for its own manufactured machinery and equipment. The Company estimates that approximately 65% of the mobile offshore rig fleet and the majority of the world's larger land rigs (2,000 horsepower and greater) manufactured in the last twenty years utilize drawworks, mud pumps and other drilling machinery components manufactured by the Company. In addition, the Company also manufactures and sells centrifugal and reciprocating pumps used in oilfield and industrial applications.


Products

The Company's line of drilling machinery and equipment includes drawworks, mud pumps, power swivels (also known as "top drives"), traveling equipment and rotary tables. This machinery constitutes the majority of the components involved in the primary functions of the drilling of oil and gas wells which consist of pumping fluids and hoisting, supporting and rotating the drill string. The Company also manufactures and sells a wide variety of fluid-end accessories for all major manufacturers' pumps under its Mission-Fluid King(R) brand name. Fluid-end accessories are expendables consumed on reciprocating mud pumps during the drilling process and include replacement parts such as liners, valves, seats, pistons, piston rods and packing accessories. These products are typically replaced at regular intervals and are essential to drilling operations.

The Company also designs and manufactures centrifugal and reciprocating pumps and pumping systems, as well as a wide variety of fluid-end accessories and expendable pump parts for oil and gas drilling and oil production and transfer. Mission-Fluid King(R) centrifugal pumps are utilized in various oil and gas drilling applications including drilling mud mixing, low pressure fluid transport and charging reciprocating pumps. Reciprocating pumps are used in a variety of artificial lift, oil transfer and industrial applications. The Company estimates that over 20,000 reciprocating pumps manufactured by the Company have been installed throughout the world. A sizable aftermarket for repair parts for these pumps exists and the Company also provides fluid-end expendables under the Mission-Fluid King(R) name to this market. Most of the pumps sold are incorporated into systems (which generally consist of a reciprocating pump, a power source, piping, valves, meters and other fabricated parts installed on a skid) thereby providing the Company with an opportunity to offer the customer a complete turnkey package. The Company also sells reciprocating pumps to the refining, petrochemical, mining and steel industries.

Marketing of Company Products

Substantially all of the Company's drilling machinery, equipment and spare parts sales and a large portion of the Company's pumps and parts are sold through the Company's direct sales force and through the Company's distribution service centers. The Company also markets its pumps and parts through distribution networks not owned by the Company. Sales to foreign state-owned oil companies are typically made in conjunction with agent or representative arrangements. During 1996, management estimates that approximately 48% of oilfield equipment revenues was from products sold for delivery to destinations located outside North America.

The Company believes it is able to leverage its position as a manufacturer of market-leading oilfield products by marketing those products through the Company's distribution services business. During 1996, approximately 28% of oilfield equipment revenues was from products sold through the Company's established network of distribution service centers. Management believes that the Company has an advantage over its competitors in the oilfield equipment markets by virtue of its extensive distribution network making such products readily available from numerous locations.


Competition

The oilfield equipment industry is highly competitive and the Company's revenues and earnings can be affected by price changes, introduction of new products and improved availability and delivery. Over the last several years the market for oilfield equipment experienced excess capacity in some products provided by the Company, which resulted in increased price competition in certain areas of the Company's business. The Company competes with a large number of companies, some of which may offer certain more technologically advanced products or possess greater financial resources than the Company. Competition for drilling systems and machinery comes from Continental Emsco Company, Maritime Hydraulics U.S. Inc., Varco international, Inc. and Dreco Energy Services Ltd. The principal competitors with the Company's Mission-Fluid King(R) product line are Harrisburg/Woolley, Inc. and Southwest Oilfield Products, Inc. Competition for the Company's reciprocating pumps comes primarily from Wheatley-Gaso Inc. and Gardner Denver Machinery Inc.


Manufacturing and Backlog

Sales of the Company's products are made on the basis of written orders and oral commitments. The Company estimates that the value of its orders for new oilfield equipment (excluding spare parts orders) was approximately $21 million as of December 31, 1996 as compared to orders of $3 million as of December 31, 1995. Essentially all of the current backlog will be shipped during 1997.

The Company's principal manufacturing facilities are located in Houston, Texas and McAlester, Oklahoma. The Company also outsources the manufacture of parts or purchases components in finished form from qualified subcontractors. The Company's manufacturing operations require a variety of components, parts and raw materials which the Company purchases from multiple commercial sources. The Company has not experienced and does not expect any significant delays in obtaining deliveries of essential components, parts and raw materials.


Engineering

The Company maintains a staff of engineers and technicians to (i) design and test new products, components and systems for use in drilling and pumping applications, (ii) enhance the capabilities of existing products and (iii) assist the Company's sales organization and customers with special projects. The Company's product engineering efforts focus on developing technology to improve the economics and safety of drilling and pumping processes. The Company has recently developed a 750 ton capacity power swivel to complement its lower capacity models. The Company has also introduced a 4,000 horsepower drawworks to increase customer efficiencies when drilling at extended depths and during horizontal drilling. A disc brake system for drawworks has been developed which can be operated remotely and provides higher braking torque capabilities than previous systems. The disc brake system is available for new equipment or can be adapted to upgrade drawworks previously sold by the Company.

Patents and Trademarks

The Company owns or has a license to use a number of patents covering a variety of products. Although in the aggregate these patents are of importance, the Company does not consider any single patent to be of a critical or essential nature. In general, the Company depends on technological capabilities, manufacturing quality control and application of its expertise rather than patented technology in the conduct of its business. The Company enjoys significant product name-brand recognition, principally through its National-Oilwell(R), National(R), Oilwell(R). and Mission-Fluid King(R) trademarks.


DISTRIBUTION SERVICES

The Company provides distribution services through its network of distribution service centers located near major drilling and production activity worldwide, but principally in the United States and Canada. These distribution service centers have historically stocked and sold a variety of expendable items for oilfield applications and company manufactured spare parts. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, the Company's distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support.

The Company is able to leverage its position as a leading provider of distribution services by marketing products manufactured by the Company. During 1996, approximately $52 million of the Company's distribution services revenues resulted from the sale of the Company's oilfield equipment products. Management believes that the Company has a competitive advantage in the distribution services business by virtue of its ability to distribute market-leading products manufactured by the Company's oilfield equipment business.


Products and Marketing

Maintenance, Repair and Operating Supplies and Equipment. The MRO supplies and equipment stocked by the Company's distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items. Most drilling contractors and oil and gas companies typically buy such supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from the Company's list price for each product or product category for a one-year period. At December 31, 1996, the Company had approximately 1,300 active contracts for maintenance, repair and operating supplies and equipment with customers primarily located in North America.

The Company markets and distributes its products and services through several channels, including its network of oilfield distribution service centers, a direct sales force and sales representatives and agents. The Company's distribution services network includes over 100 facilities located throughout the major oil and gas producing regions of the United States and Canada. In addition, the Company has international distribution service points in seven locations in the United Kingdom, South America and the Pacific Rim. The Company's distribution services customers are primarily major and large independent oil companies and drilling contractors, but sales are also made to hundreds of smaller customers. Due to the nature of its distribution services business, the Company does not maintain a backlog for such operations.

As a result of efficiency initiatives that are taking place in the oil and gas industry, drilling contractors and oil and gas companies are more frequently seeking strategic alliances and outsourcing their procurement and inventory management requirements. These strategic alliances constitute a growing percentage of the Company's business and differ from standard agreements for MRO supplies and equipment in that the Company becomes the customer's primary supplier of those items. In certain cases, the Company has assumed responsibility for procurement, inventory management and product delivery for the customer, in some cases by working directly out of the customer's facilities.

Oil Country Tubular Goods. The Company's tubular business is focused on the procurement, inventory management and delivery of oil country tubular goods manufactured by third parties. Tubular goods primarily consist of well casing and production tubing used in the drilling, completion and production of oil and gas wells. Well casing is used to line the walls of a wellbore to provide structural support. Production tubing provides the conduit through which the oil or gas will be brought to the surface upon completion of the well. Historically, sales of tubular goods have been concentrated in North America, although the Company makes occasional sales for shipment to foreign destinations. Substantially all of the Company's sales of tubular goods are made through the Company's direct sales force.

In response to customer demands for improved efficiency in tubular procurement and distribution, the Company has developed strategic alliances between the Company and its customers. These strategic alliances enable the Company to more efficiently source tubular goods for its customers, while decreasing the capital and personnel requirements of the customer. These alliance relationships currently constitute a majority of the Company's tubular sales. Since alliances provide additional consistency and predictability to the procurement process, the Company has also benefited from improved utilization of its assets and from an increase in the turnover rate of its tubular inventory.


Competition

The oilfield distribution services business is highly competitive. The Company's revenues and earnings can be affected by competitive actions such as price changes, improved delivery and other actions by competitors. In addition, there are few barriers to entry for competitors in the distribution services business. The Company's principal competitors include Continental Emsco Company, Wilson Supply Company, Red Man Pipe & Supply Co. and McJunkin Corporation in the United States and CE Franklin Ltd. and DOSCO Supply in the Canadian market. The Company also competes with numerous regional or local oilfield supply stores in both of these markets and in international markets.


Suppliers

The Company obtains MRO products from a number of suppliers. The Company does not believe that any one supplier of MRO products is material to the Company. For the year ended December 31, 1996, the Company purchased approximately 32% of its tubular requirements pursuant to a distribution agreement with the U.S. Steel Group of USX Corporation, and its remaining requirements from various suppliers. The Company is not obligated to purchase any minimum amount of tubular goods under the agreement with the U.S. Steel Group or any other distribution agreement. The Company has not experienced and does not foresee experiencing a shortage in MRO products or tubular goods sold by the Company.


EMPLOYEES

As of December 31, 1996, the Company had a total of 1,550 employees, 1,286 of whom were salaried and 264 of whom were paid on an hourly basis. Of the Company's workforce, 371 of the employees are employed by the Company's foreign subsidiaries and are located outside the United States. The Company considers its relationship with its employees to be good.

OPERATING RISKS AND INSURANCE

The Company's operations are subject to the usual hazards inherent in manufacturing products and providing services for the oil and gas industry. These hazards can cause personal injury and loss of life, business interruptions, property and equipment damage and pollution or environmental damage. The Company maintains comprehensive insurance covering its assets and operations at levels which management believes to be appropriate and in accordance with industry practice. No assurance can be given that insurance coverage will be adequate in all circumstances or against all hazards, or that the Company will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.


GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

The Company's operations are subject to regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. Environmental laws and regulations have changed substantially and rapidly over the last 20 years, placing more restrictions and limitations on activities that may impact the environment, such as emissions of pollutants, generation and disposal of wastes and use and handling of chemical substances. Although compliance with various governmental laws and regulations has not materially adversely affected the Company's financial condition or results of operations, no assurance can be given that compliance with such laws or regulations will not have a material adverse impact on the Company's business in the future.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a hazardous substance into the environment. These persons include the owner and operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at such site. The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the manufacture and storage of products and equipment containing or requiring oil and/or hazardous substances. Although the Company has utilized operating and disposal practices that it believes were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act and analogous state laws. Under such laws, the Company would be required to remove or remediate previously disposed wastes (including groundwater contamination) or to perform remedial operations to prevent future contamination.


AGREEMENT WITH PREVIOUS OWNERS

The Purchase Agreement entered into in connection with the acquisition of the Partnership provides that the Company will be responsible for (i) all of the liabilities, including environmental costs, disclosed and undisclosed, created after April 1, 1987 with respect to the business operations of the predecessor Partnership as they were being conducted on the closing date, (ii) disclosed liabilities created after April 1, 1987 with respect to operations of the Partnership discontinued or sold prior to the closing date ("Discontinued Operations"), (iii) disclosed liabilities for environmental costs for conditions in existence as of April 1, 1987 ("Pre-1987 Environmental Costs"),
(iv) fifty percent of the first $8.0 million of the aggregate of undisclosed Pre-1987 Environmental Costs and undisclosed liabilities related to Discontinued Operations and (v) taxes other than United States federal income taxes. While there can be no assurance as to undisclosed liabilities, the Company's financial statements reflect appropriate reserves that management currently considers appropriate for potential future liabilities under the agreement.

RISK FACTORS

In evaluating the Company and its business, the following risk factors should be considered.

Dependence on Oil and Gas Industry

The Company's business is substantially dependent upon the condition of the oil and gas industry and the industry's willingness to explore for and produce oil and gas. The degree of such willingness is generally dependent upon the prevailing view of future product prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, political requirements of national governments, coordination by the Organization of Petroleum Exporting Countries ("OPEC") and the cost of producing oil and gas. Any significant reduction in demand for drilling services, in cash flows of drilling contractors or in rig utilization rates below current levels could result in a drop in demand for products manufactured and sold by the Company.


Volatility of Oil and Gas Prices

Oil and gas prices and activity have been characterized by significant volatility over the last twenty years. Since 1986, domestic spot oil prices (West Texas Intermediate) have ranged from a low of approximately $11 per barrel in 1986 to a high of approximately $40 per barrel in 1991; domestic spot gas prices (Henry Hub) have ranged from lows below $1.00 per mcf of gas in 1992 to highs above $3.00 per mcf in 1996. These price changes have caused numerous shifts in the strategies of oil and gas companies and drilling contractors and their expenditure levels and patterns, particularly with respect to decisions to purchase major capital equipment of the type manufactured by the Company. No assurance can be given as to the future price levels of oil and gas or the volatility thereof or that the future price of oil and gas will be sufficient to support current levels of exploration and production-related activities.


Highly Competitive Industry

The oilfield products and services industry is highly competitive. The Company's revenues and earnings can be affected by competitive actions such as price changes, introduction of new products or improved availability and delivery. Over the last several years the market for oilfield services and equipment has experienced overcapacity which has resulted in increased price competition in many areas of the Company's business. The Company competes with a large number of companies, some of which may offer certain more technologically advanced products or possess greater financial resources than the Company.


Potential Product Liability and Warranty Claims

Certain products of the Company are used in potentially hazardous drilling, completion and production applications that can cause personal injury or loss of life, damage to property, equipment or the environment and suspension of operations. The Company maintains insurance coverage in such amounts and against such risks as it believes to be in accordance with normal industry practice. Such insurance does not, however, provide coverage for all liabilities (including liabilities for certain events involving pollution), and there can be no assurance that such insurance will be adequate to cover all losses or liabilities that may be incurred by the Company in its operations. Moreover, no assurance can be given that the Company will, in the future, be able to maintain insurance at levels it deems adequate and at rates it considers reasonable or that any particular types of coverage will be available. Litigation arising from a catastrophic occurrence at a location where the Company's equipment and services are used may, in the future, result in the Company's being named as a defendant in product liability or other lawsuits asserting potentially large claims. The Company is a party to various legal and administrative proceedings which have arisen from ongoing and discontinued operations. No assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company.

Impact of Governmental Regulations

Many aspects of the Company's operations are affected by political developments and are subject to both domestic and foreign governmental regulation, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration for or production of oil and gas for economic or other policy reasons could adversely affect the Company's operations. The Company cannot determine the extent to which its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.


Impact of Environmental Regulations

The Company's operations are affected by numerous foreign, federal, state and local environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.


Risk of Certain Foreign Markets

Certain of the Company's revenues result from the sale of products to customers for ultimate destinations in the Middle East, Africa and other international markets and are subject to risks of instability of foreign economies and governments. Furthermore, the Company's sales can be affected by laws and regulations limiting exports to particular countries.

The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount of sales denominated in currencies other than United States dollars, Canadian dollars and British pounds. The Company has not engaged in and does not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations among those or any other foreign currencies.


Control by Certain Stockholders

The Company's stockholders who owned shares prior to the initial public offering collectively own an aggregate of 13,249,583 shares of common stock, representing 74.1% of the outstanding shares. As a result of such ownership, such stockholders could individually or collectively have the power to control the outcome of certain matters submitted to a vote of the Company's stockholders, including the election of the Board of Directors, and their interests may not reflect the interests of other stockholders. In addition, a decision by certain of these stockholders to sell shares will accelerate repayment by the Company of a portion or all of the seller notes incurred in connection with the Acquisition. There can be no assurance that funds to repay the seller notes will be available at such time.

ITEM 2.   PROPERTIES

The Company owned or leased 124 facilities worldwide as of December 31, 1996, including the following principal manufacturing and administrative facilities:


                                      APPROX. BUILDING
         LOCATION                     SPACE (SQ. FT.)       DESCRIPTION                                         STATUS
         --------                     ---------------       -----------                                         ------
         Houston, Texas                   217,000           Manufactures drilling machinery and equipment       Leased
         McAlester, Oklahoma              117,000           Manufactures pumps and expendable parts              Owned
         Houston, Texas                   116,000           Administrative offices                              Leased

The manufacturing facilities listed above are used in the Company's oilfield equipment business. The Company also has five satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts. These facilities are located in Houston, Texas; Odessa, Texas; New Iberia, Louisiana; Aberdeen, Scotland and Singapore. The Company believes that the capacity of its manufacturing and repair facilities is adequate to meet demand for the foreseeable future. The Company owns or leases approximately 120 distribution service centers worldwide to operate its distribution service business. No individual facility is significant to the distribution services business. The Company also leases space at a number of tubular storage locations for use in its tubular goods distribution business.


ITEM 3.   LEGAL PROCEEDINGS

There are pending or threatened against the Company various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was listed on the New York Stock Exchange (ticker symbol: NOI) effective October 29, 1996. The stock price range between the listing and December 31, 1996 was a low of $20.00 and a high of $30.75.

As of March 5, 1997, there were 65 holders of record of the Company's common stock.

The Company has not paid any dividends, and none are anticipated during 1997. The Company's current Credit Facility imposes limitations on the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management's Discussion and Analysis and the Notes to Consolidated Financial Statements included elsewhere herein (in thousands, except per share amount):


                                                        SUCCESSOR                                PREDECESSOR
                                                        ---------      -------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                          1996           1995           1994           1993            1992
                                                        ---------      ---------      ---------      ---------       ---------
OPERATING DATA:
  Revenues                                              $ 648,621      $ 545,803      $ 562,053      $ 627,281       $ 569,911
  Operating income (loss) before special items (1)         34,708         13,781         15,208            489         (25,038)
  Operating income (loss) (1)                              11,697         22,239         29,124         (8,076)        (31,538)
  Income (loss) before taxes                                  394         19,577         24,921        (15,592)        (35,387)
  Net income (loss) (2)                                       245         17,640         23,880        (17,463)        (35,127)
  Net income per share (3)                                   0.02             --             --             --              --

OTHER DATA:
  Depreciation and amortization                             3,591          3,595          6,027         10,721          12,233
  Capital expenditures                                      3,136          4,764          3,604          1,967           4,941

BALANCE SHEET DATA:
  Working capital                                         130,070        177,365        151,810        171,632         179,407
  Total assets                                            266,743        288,578        268,304        343,479         371,883
  Long-term debt, less current maturities                  36,392          9,128              -         69,816          56,467
  Owners' equity                                          109,080        178,012        161,888        170,676         192,546


(1) In 1996, the Company recorded charges related to the write-off of deferred debt costs, cancellation of management agreements and expenses related to a special incentive plan that terminated upon the occurrence of its initial public offering of common stock. In 1995 and 1994, the Company recorded gains from the sales of certain non-core equipment manufacturing businesses, product lines and assets, net of other costs. In 1993 and 1992, the Company recorded charges primarily related to the disposal of manufacturing facilities and a product line.

(2) Prior to January 1, 1996, the Company was a general partnership and therefore not subject to U.S. federal and state income taxes.

(3) Based on the weighted average shares outstanding of 14,357,076 in 1996. No shares were outstanding prior to 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Effective January 1, 1996, all of the Company's operations were acquired from subsidiaries of Armco Inc. and USX Corporation (the "Acquisition") for $180 million plus approximately $12 million in transaction costs. The Acquisition was funded from the sale of $30 million in equity, incurrence of $114 million of debt and the use of $48 million of acquired cash. Reference herein to the Company refers to the predecessor partnership for periods prior to January 1, 1996 and to National-Oilwell, Inc. for subsequent periods.

The Company's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. While the price of oil and gas is generally a function of supply and demand, additional influences include costs of exploration and production, worldwide political and economic influences, environmental factors and governmental regulation.

As a result of a change in management and a redirection of the Company's strategy which began in 1993, the Company sold various product lines, consolidated certain manufacturing facilities and concentrated its operations within two business segments: Oilfield Equipment and Distribution Services.

RESULTS OF OPERATIONS

The following table and the following financial information in the discussion of the Oilfield Equipment and Distribution Services segments provide certain information that segregates the results of operations of previously sold product lines and businesses in order to focus on ongoing operations (in millions):


                                        YEAR ENDED DECEMBER 31,
                                  -----------------------------------
                                   1996          1995          1994
                                 --------      --------      --------
Revenues:
  Oilfield Equipment             $  181.6      $  146.5      $  187.9
  Distribution Services             518.7         432.3         415.7
  Eliminations                      (51.7)        (33.0)        (60.0)
                                 --------      --------      --------
      Ongoing Operations            648.6         545.8         543.6
  Disposed Businesses                  --            --          18.5
                                 --------      --------      --------
        Total                    $  648.6      $  545.8      $  562.1
                                 ========      ========      ========

Operating Income:
  Oilfield Equipment             $   21.3      $    7.2      $    7.0
  Distribution Services              17.5           9.4           9.0
  Corporate                          (4.1)         (2.9)         (2.9)
                                 --------      --------      --------
        Ongoing Operations           34.7          13.7          13.1
  Disposed Businesses                  --            --           2.1
  Special Charges (Income)           23.0          (8.5)        (13.9)
                                 --------      --------      --------
        Total                    $   11.7      $   22.2      $   29.1
                                 ========      ========      ========


Oilfield Equipment

The Oilfield Equipment segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels and reciprocating pumps. A substantial installed base of these products results in a recurring replacement parts and maintenance business. In addition, a full line of drilling pump expendable products are sold for maintenance of the Company's and other manufacturers' equipment.

Sales of new equipment manufactured by the Company can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. Individual orders of machinery and equipment by foreign national oil companies can be particularly large. The Company recorded a $33 million sale of this nature in 1994 but did not have a similar sale in 1995 or 1996.

Revenues and operating profits have been negatively impacted over the last several years by excess industry capacity that has prevented or reduced price increases. Accordingly, the Company has concentrated on controlling and reducing its costs by consolidating operations and streamlining selling and administrative functions. The Company believes it will benefit from any increased industry demand as additional activity can be achieved through its existing facilities.

During the second quarter of 1996, the Company began to experience a significant increase in demand for its capital equipment, especially from offshore drilling contractors. The Company believes that offshore drillers have begun to experience higher demand for and cash flows from their services that allow them to upgrade and repair machinery and equipment on existing rigs. Improvements to the existing fleet have been deferred for many years due to low cash flows caused by an excess supply of rigs relative to demand, and the need for such upgrades and repairs may be large. If utilization rates of the offshore mobile rig fleet remain above 90%, management believes new demand for the construction of rigs could result in a further increase in demand for machinery and equipment manufactured by the Company. Similarly, toward the end of 1996, the Company began to receive a significant increase in the number of inquiries for the purchase of new land drilling rigs and equipment for land rigs. The Company believes the excess supply of large drilling rigs and equipment that has existed since 1981 may have reduced to the point that demand for rigs and equipment will result in new construction of land rigs as well.

Revenues during 1996 increased $35.1 million (24%) over 1995 due to an increase in all areas, including new and refurbished drilling and production equipment, spare parts and expendable products. Revenues in 1995 were down $41.4 million (22%) from 1994, in large part due to the absence of $33 million in revenues associated with an international rig package that was sold in 1994.

Operating income for the Oilfield Equipment segment increased $14.1 million in 1996 as compared to the prior year as a result of higher revenues, product mix and the consolidation in late 1995 of the Company's United Kingdom manufacturing facility into its Houston location, thereby achieving lower costs and a more efficient manufacturing process. Operating income increased slightly in 1995 in spite of the revenue decline primarily as a result of the consolidation of facilities and other cost reduction initiatives.


Distribution Services

Distribution Services revenues result primarily from the sale of MRO products from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Oilfield Equipment segment. While the Company has increased revenues and improved its operating income by entering into alliances and outsourcing arrangements, improvements in operating results remain primarily dependent on attaining increased volumes of activity through its distribution service centers while controlling the fixed costs associated with numerous points of sale.

Revenues in 1996 increased by $86.4 million (20%) over 1995 due to an overall increase in market activity, including a $31.2 million increase in tubular products sales and a $36.4 million increase in MRO products sales. Distribution Services' revenues in 1995 were ahead of the 1994 level by $16.6 million (4%) due to improved general market conditions in North America.

Operating income increased $8.1 million during 1996 as compared to the same period in 1995 due to the higher revenue levels, and represented 9.4% of the revenue increase. Operating income increased in 1995 as compared to 1994 by only $0.4 million due to a change in product mix, as revenues from lower margin tubular products increased as a percentage of segment revenues.


Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs were $2.9 million in each of 1995 and 1994. Corporate costs were up $1.2 million during 1996, with $0.9 million of the increase due to the expense of the management fee paid pursuant to the Management Services Agreement prior to its termination in connection with the initial public offering. Even though this agreement has terminated, corporate costs in 1997 are estimated to remain between $4-5 million due to increased costs required of a public company and due to anticipated merger and acquisition efforts.


Special Charges (Income)

The Company incurred certain one-time expenses in connection with its initial public offering of common stock, as follows: (i) the Management Services Agreement was terminated at a cost of $4.4 million ($2.8 million after tax) and will be paid in quarterly installments of $250,000 through March 31, 2001, subject to certain accelerating events; (ii) the previous credit facility was replaced by the Credit Facility, resulting in the write-off of $6.4 million in deferred financing costs related to the replaced agreement (after tax cost of $4.0 million); and (iii) expenses and payout under the Company's Value Appreciation Plans. The Value Appreciation Plans resulted in the Company recording an expense of $12.2 million ($7.6 million after tax) and making a cash payment of $2.9 million at the time of closing and incurring an obligation to make future annual cash payments of $.7 million for five years beginning January 17, 1997 and future issuances of 340,926 shares of Common Stock valued at $5.8 million.

During 1995, the Company recorded a gain of $8.5 million from the sale of a non-oilfield centrifugal pump and switch valve product line and from the sale of excess property and equipment of closed manufacturing facilities in the United Kingdom and Canada. A net gain of $13.9 million was recorded in 1994 from the sales of several production equipment product lines offset in part by costs associated with the closure of the United Kingdom facility.


Interest Expense

Interest expense increased substantially during 1996 due to debt incurred in connection with the Acquisition. As a substantial portion of the debt was repaid with proceeds from the IPO, interest expense is expected to decline to less than $5 million in 1997 at current debt levels. Interest expense had declined in 1995 as compared to 1994 due to reductions in debt made possible by operating profits and proceeds from the dispositions of various businesses, product lines and assets that generated over $75 million in cash.


Income Taxes

Due to its partnership status, the Company was not subject to U.S. federal or state income taxes prior to 1996 and accordingly the tax provision during such periods relates to foreign income taxes as computed under Statement of Financial Accounting Standard ("SFAS") No. 109. Beginning in 1996, the Company is subject to U.S. federal and state taxes and recorded a combined U.S. federal, state and foreign tax rate of 38% for 1996.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $130 million, a decrease of $47 million from December 31, 1995, primarily due to the use of cash in connection with the Acquisition.

Due to the size of the Company's distribution services business, significant components of the Company's assets are accounts receivable and inventories. Net of Acquisition adjustments, accounts receivable increased by $25 million during 1996 due to significantly higher revenues. Inventories decreased slightly in spite of higher activity levels due to a focused effort in the oilfield equipment operations to control and reduce capital employed in this area. Since 1993, the Company has focused significant internal attention and emphasis on accelerating the collection of accounts receivable, reducing inventories and improving the Company's return on capital employed.

The Company's business has not required large expenditures for capital equipment in recent years. Total capital expenditures were $3.1 million during 1996, $4.8 million in 1995 and $3.6 million in 1994. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. Total annual capital expenditures of as much as $6-8 million over the next three years are anticipated as the company further enhances its information systems. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand for its products and services. Significant increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in increases in capital expenditures.

The Company believes that cash generated from operations and amounts available under its revolving credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. The Company also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

The Company has a $120 million senior secured revolving credit facility ("Credit Facility") that is available for acquisitions and general corporate purposes through October 2001, of which up to $25 million may be used for letters of credit. The Credit Facility is subject to a borrowing base limitation of various percentages of eligible inventory, accounts receivable and the book value of certain fixed assets, all of which totaled $114 million as of December 31, 1996. The Credit Facility bears interest at prime plus .75% or LIBOR plus 2.0%, subject to adjustment based on the Company's total funded debt and operating profit. Depending on the Company's financial performance, the interest rates could increase or decrease by .5%. The facility is secured by substantially all of the Company's assets and contains certain financial covenants and ratios as well as a limitation on dividends.

Long-term debt includes $20 million in notes payable to the Company's previous owners that bear interest at 9%. At the Company's option, interest payments through January 16, 2003 may be deferred. Subsequent to year end, the Company elected to defer payment of $1.8 million of interest expense recorded in 1996 that was due January 16, 1997. One-half of the sum of the principal and any accumulated deferred interest is payable on January 16, 2004, and the balance is payable on January 16, 2005. The notes are subject to partial or full prepayment in certain events, including the sale of significant assets by the Company or the sale of Company stock by stockholders who acquired their interests at the time of the Acquisition.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility, as well as possible issuances of additional equity or debt. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

Inflation has not had a significant impact on the Company's operating results or financial condition in recent years.


RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The methodology required by SFAS No. 121 is not materially different from the Company's past practice, and its adoption on January 1, 1996 did not have a material impact on its consolidated financial statements.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued that establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to continue the use of the intrinsic value based method of accounting for its employee stock option plan which does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the option equals or exceeds the fair market value of the stock at the date of grant. At the time any option grants are outstanding, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Such forward-looking statements include, without limitation, the statements regarding the trends in the industry set forth in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections regarding the Company's anticipated future financial results and position. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this filing, including but not limited to the matters described in "Risk Factors" in
Item 1.


ITEM 8.      FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

             Attached hereto and a part of this report are financial statements and supplementary data listed in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 11.     EXECUTIVE COMPENSATION

             Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)   Financial Statements and Exhibits

     1.  Financial Statements
         The following financial statements are presented in response to Part II, Item 8:

                                                                                                       Page(s) in
                                                                                                       This Report
                                                                                                       -----------
Consolidated Balance Sheets as of December 31, 1996 and 1995...............................................20

Consolidated Statements of Operations for Each of the Three Years in
the Period Ended December 31, 1996 ........................................................................21

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 1996 ...............................................................22

Consolidated Statements of Owners' Equity for Each of the Three Years
in the Period Ended December 31, 1996 .....................................................................23

Notes to Consolidated Financial Statements.................................................................24


     2.  Financial Statement Schedules

         All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

     3.  Exhibits

         1.1      Form of Purchase Agreement. (1)

         2.1 Purchase Agreement by and among Oilwell, Inc., National Supply Company, Inc., USX Corporation, Armco Inc. and the Company dated September 22, 1995. (1)

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company. (1)

         3.2      Bylaws of the Company. (1)

        10.1*     Employment Agreement dated as of January 16, 1996 between Joel
                  V. Staff and the Company. (1)

        10.2* Employment Agreement effective as of January 17, 1996 between C.R. Bearden and the Company, with similar agreements with Lynn L. Leigh, Jerry N. Gauche, Paul M. Nation, James J. Fasnacht and Steven W. Krablin, and a similar agreement effective as of February 5, 1996 between Merrill A. Miller Jr. and the Company. (1)

        10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996. (1)

        10.4 Waiver and First Amendment to Stockholders Agreement dated as of July 24, 1996. (1)

        10.5*     Employee Incentive Plan.  (1)

       10.6*     Stock Award and Long-Term Incentive Plan.  (1)

       10.7*     First Amendment to Stock Award and Long-Term Incentive
                 Plan. (1)

       10.8*     Value Appreciation and Incentive Plan A.  (1)

       10.9*     Value Appreciation and Incentive Plan B.  (1)

       10.10* Restricted Stock Agreement between the Company and Joel V. Staff, with similar agreements with C.R. Bearden, Jerry N. Gauche, Steven W. Krablin, Merrill A. Miller, Jr., James J. Fasnacht and Paul M. Nation. (1)

       10.12*    Supplemental Savings Plan.  (1)

       10.13     Amended and Restated Credit Agreement dated October 23,
                 1996. (1)

       10.14     Deferred Fee Agreement.  (1)

       10.15*    First Amendment to Value Appreciation and Incentive Plan
                 A. (1)

       10.16*    First Amendment to Value Appreciation and Incentive Plan
                 B. (1)

       10.17 Second Amendment to Stockholders Agreement dated as of October 18, 1996. (1)

       21.1      Subsidiaries of the Company.

       23.1      Consent of Ernst & Young LLP.

       27.1      Financial Data Schedule.

----------

*    Represents a management contract or compensatory plan.



(1) Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-11051) dated August 29, 1996, as amended.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                        NATIONAL-OILWELL, INC.


    DATE:       MARCH 6, 1997                   BY:    /s/ STEVEN W. KRABLIN
          --------------------------                   -------------------------
                                                          STEVEN W. KRABLIN
                                                          VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                               DATE
                ---------                                      -----                               ----
     /s/ JOEL V. STAFF                   CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF           MARCH 6, 1997
----------------------------------       EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)  ----------------------
         JOEL V. STAFF



     /s/ STEVEN W. KRABLIN               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER           MARCH 6, 1997
----------------------------------      (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL        ----------------------
         STEVEN W. KRABLIN               ACCOUNTING OFFICER)


     /s/ C.R. BEARDEN                    DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
          C. R. BEARDEN

     /s/ HOWARD I. BULL                  DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
         HOWARD I. BULL

     /s/ JAMES C. COMIS III              DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
         JAMES C. COMIS III

     /s/ JAMES T. DRESHER                DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
         JAMES T. DRESHER

     /s/ W. MCCOMB DUNWOODY              DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
         W. MCCOMB DUNWOODY

     /s/ WILLIAM E. MACAULAY             DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
         WILLIAM E. MACAULAY

     /s/ BRUCE M. ROTHSTEIN              DIRECTOR                                             MARCH 6, 1997
----------------------------------                                                        ----------------------
         BRUCE M. ROTHSTEIN

                         REPORT OF INDEPENDENT AUDITORS





To the Shareholders and Board of Directors
National-Oilwell, Inc.


          We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc. (as defined in Note 1) as of December 31, 1996 and 1995, and the related consolidated statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc. (as defined in Note 1) at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG LLP


Houston, Texas
February 4, 1997

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  SUCCESSOR       PREDECESSOR
                                                                 ------------     ------------
                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1996            1995
                                                                 ------------     ------------
                            ASSETS

Current assets:
   Cash and cash equivalents                                      $   4,315       $  65,452
   Receivables, less allowance of  $2,760 and $4,015                102,858          74,986
   Inventories                                                      115,479         120,686
   Deferred taxes                                                     4,028              --
   Prepaids and other current assets                                  6,710           4,543
                                                                  ---------       ---------
              Total current assets                                  233,390         265,667

Property, plant and equipment, net                                   18,680          18,877
Deferred taxes                                                        6,847           1,450
Goodwill                                                              6,327              --
Deferred financing costs                                              1,166           1,089
Other assets                                                            333           1,495
                                                                  ---------       ---------

                                                                  $ 266,743       $ 288,578
                                                                  =========       =========

                LIABILITIES AND OWNERS' EQUITY

Current liabilities:
   Accounts payable                                                  77,935          66,665
   Customer prepayments                                               5,126           7,500
   Accrued compensation                                               7,839           3,071
   Other accrued liabilities                                         12,420          11,066
                                                                  ---------       ---------
              Total current liabilities                             103,320          88,302

Long-term debt                                                       36,392           9,128
Insurance reserves                                                    6,599           6,201
Other liabilities                                                    11,352           6,935
                                                                  ---------       ---------
              Total liabilities                                     157,663         110,566

Commitments and contingencies

Owners' equity:

    Common stock - par value $.01; 17,857,698 shares issued
        and outstanding                                                 179              --
    Additional paid-in capital                                      107,497              --
    Partners' capital                                                    --         185,506
    Cumulative translation adjustment                                 1,159          (7,494)
    Retained earnings                                                   245              --
                                                                  ---------       ---------
                                                                    109,080         178,012
                                                                  ---------       ---------
                                                                  $ 266,743       $ 288,578
                                                                  =========       =========




        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           SUCCESSOR               PREDECESSOR
                                           ---------        --------------------------
                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                              1996             1995             1994
                                           ---------        ---------        ---------
Revenues                                   $ 648,621        $ 545,803        $ 562,053

Cost of revenues                             557,354          474,791          482,423
                                           ---------        ---------        ---------

Gross profit                                  91,267           71,012           79,630

Selling, general, and administrative          56,559           57,231           64,422
Special charges (income)                      23,011           (8,458)         (13,916)
                                           ---------        ---------        ---------

Operating income                              11,697           22,239           29,124

Interest and financial costs                 (12,095)          (2,358)          (5,777)
Interest income                                  440            1,097            1,046
Other income (expense)                           352           (1,401)             528
                                           ---------        ---------        ---------

Income before income taxes                       394           19,577           24,921

Provision for income taxes                       149            1,937            1,041
                                           ---------        ---------        ---------


Net income                                 $     245        $  17,640        $  23,880
                                           =========        =========        =========


Weighted average shares outstanding           14,357
                                           =========

Net income per share                       $    0.02
                                           =========




       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      SUCCESSOR               PREDECESSOR
                                                                      ---------        --------------------------

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                        1996             1995             1994
                                                                      ---------        ---------        ---------

Cash flow from operating activities:
   Net income                                                         $     245        $  17,640        $  23,880
   Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
       Depreciation and amortization                                      3,591            3,595            6,027
       Provision for losses on receivables                                  405            2,855              545
       Provision for deferred income taxes                               (2,411)             509              909
       Gain on sale of assets                                              (490)            (662)            (910)
       Foreign currency transaction (gain) loss                            (157)           1,170               54
       Special charges (income)                                          23,011           (8,458)         (13,916)
   Changes in assets and liabilities, net of Acquisition:
       Decrease (increase) in receivables                               (25,146)          24,583              491
       Decrease in inventories                                              628            2,205           12,483
       Decrease (increase) in prepaids and other current assets            (677)          (4,730)           4,287
       Increase in accounts payable                                      10,927            6,959            7,614
       Increase (decrease) in other assets/liabilities, net             (11,210)          (3,996)          (3,913)
                                                                      ---------        ---------        ---------

            Net cash provided (used) by operating activities             (1,284)          41,670           37,551
                                                                      ---------        ---------        ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                           (3,136)          (4,764)          (3,604)
    Proceeds from sale of assets                                            573            6,865            1,731
    Proceeds from disposition of businesses                                  --            6,944           69,821
    Acquisition of predecessor company, net of cash acquired           (106,248)              --               --
    Other                                                                  (350)            (218)             251
                                                                      ---------        ---------        ---------

            Net cash provided (used) by investing activities           (109,161)           8,827           68,199
                                                                      ---------        ---------        ---------

Cash flow from financing activities:
    Borrowings (payments) on long-term debt                             (96,114)           9,128          (69,842)
    Proceeds from issuance of common stock                              107,676               --               --
    Borrowings proceeds from Acquisition debt                           103,378               --               --
    Principal payments under capital lease obligations                       --               --             (911)
    Cash distribution to partners                                            --           (1,918)         (31,000)
                                                                      ---------        ---------        ---------

            Net cash provided (used) by financing activities            114,940            7,210         (101,753)
                                                                      ---------        ---------        ---------

Effect of exchange rate losses on cash                                     (180)          (1,673)            (595)
                                                                      ---------        ---------        ---------

Increase in cash and equivalents                                          4,315           56,034            3,402
Cash and cash equivalents, beginning of year                                 --            9,418            6,016
                                                                      ---------        ---------        ---------
Cash and cash equivalents, end of year                                $   4,315        $  65,452        $   9,418
                                                                      =========        =========        =========




        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                   CONSOLIDATED STATEMENTS OF OWNERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      ADDITIONAL                    CUMULATIVE
                                             COMMON     PAID-IN      PARTNERS'      TRANSLATION       RETAINED
                                             STOCK      CAPITAL      CAPITAL        ADJUSTMENT        EARNINGS          TOTAL
                                           ---------   ---------    ---------       ----------        ---------       ---------
Predecessor:
   Balance at December 31, 1993                                     $ 176,904        $  (6,228)                       $ 170,676
      Net income                                                                        23,880                           23,880
      Translation adjustment                                                            (1,668)                          (1,668)
      Distribution                                                    (31,000)                                          (31,000)
                                                                    ---------        ---------                        ---------

   Balance at December 31, 1994                                       169,784           (7,896)                         161,888
      Net income                                                       17,640                                            17,640
      Translation adjustment                                                               402                              402
      Distribution                                                     (1,918)                                           (1,918)
                                                                    ---------        ---------                        ---------

   Balance at December 31, 1995                                       185,506           (7,494)                         178,012

Successor:
      Issuance of 17,857,698 shares        $     179   $ 107,497                                                        107,676
      Elimination of partners' interests                             (185,506)           7,494                         (178,012)
      Net income                                                                                      $     245             245
      Translation adjustment                                                             1,159                            1,159
                                           ---------   ---------    ---------        ---------        ---------       ---------

   Balance at December 31, 1996            $     179   $ 107,497    $      --        $   1,159        $     245       $ 109,080
                                           =========   =========    =========        =========        =========       =========




        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

National-Oilwell, Inc. was formed to acquire National-Oilwell, a general partnership between National Supply Company, Inc., a subsidiary of Armco Inc., and Oilwell, Inc., a subsidiary of USX Corporation, and subsidiaries, (the "Partnership"). The consolidated financial information of the Partnership, as predecessor, has been included with the consolidated financial information of National-Oilwell, Inc. and subsidiaries for purposes of comparability. References herein to National-Oilwell, Inc. (the "Company") refer to the Partnership for periods prior to January 1, 1996 and to National-Oilwell, Inc. and subsidiaries for subsequent periods. Effective as of January 1, 1996, National-Oilwell, Inc. acquired the Partnership (the "Acquisition") for a purchase price of $180 million, which approximated book value. The transaction was accounted for under the purchase method of accounting and accordingly all assets and liabilities of the Partnership were recorded at their fair values resulting in only minimal basis adjustments. The purchase price and related expenses were financed by new equity, existing cash, a new credit facility consisting of a revolving credit line totaling $120 million and term debt of $30 million, a $5 million subordinated note and seller notes of $20 million. Approximately $67 million of the revolving credit line was utilized to consummate the transaction. A summary of the transaction is as follows (in thousands):

Fair value of assets acquired, other than cash                     $242,268
Cash paid to acquire Partnership                                    106,248
Purchase price financed by seller notes                              20,000
                                                                   --------
        Liabilities assumed                                        $116,020
                                                                   ========


On October 29, 1996, the Company sold 4.6 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds of approximately $72 million were used to repay debt incurred in connection with the Acquisition, including the outstanding balance of approximately $24 million in term loans under the existing credit facility, the $5 million subordinated note and $43 million of the revolving credit facility.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. Cash equivalents include only those investments having a maturity of three months or less at the time of purchase. The carrying values of these financial instruments approximate their respective fair values.


Inventories

Inventories consist of (a) oilfield products and oil country tubular goods, (b) manufactured equipment and (c) spare parts for manufactured equipment. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements which extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items.


Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the five-year life of the related debt security and accumulated amortization was $40,000 at December 31, 1996. Goodwill is amortized on a straight-line basis over its estimated life of 40 years. Accumulated amortization was $162,000 at December 31, 1996.


Foreign Currency

The functional currency for the Company's Canadian, United Kingdom and Australian subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in cumulative foreign currency translation adjustments. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan subsidiaries. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.


Revenue Recognition

Revenue from the sale of products is recognized upon passage of title to the customer.


Income Taxes

The Company provides for income taxes under the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting basis of assets and liabilities.


Concentration of Credit Risk

The Company grants credit to its customers which operate primarily in the oil and gas industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. The Company maintains reserves for potential losses and such losses have historically been within management's expectations.


Long-Lived Assets

Effective January 1, 1996, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was adopted which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and estimated future undiscounted cash flows indicate the carrying value of those assets may not be recoverable. The adoption did not have a material effect on the financial statements.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Stock-Based Compensation

Effective January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, and elected to continue to use the intrinsic value method in accounting for its stock-based employee compensation plans.


Net Income Per Share

Average shares outstanding is the weighted average of issued shares of common stock outstanding for the entire year, 340,926 shares of common stock deemed to be outstanding for the entire year pursuant to the Value Appreciation Plans discussed in Note 8 and 4.6 million common shares issued on October 29, 1996 in connection with the initial public offering. Earnings per share for periods prior to 1996 are not relevant due to the Partnership status.


 3.       INVENTORIES

    Inventories consist of (in thousands):

                                                        December 31,
                                                  -----------------------
                                                    1996           1995
                                                  --------       --------
Raw materials and supplies                        $  9,510       $ 11,528
Work in process                                      6,141          4,842
Finished goods and purchased products               99,828        104,316
                                                  --------       --------
                  Total                           $115,479       $120,686
                                                  ========       ========


Foreign inventories were approximately 20% and 21% of total inventories at December 31, 1996 and 1995, respectively.


 4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of (in thousands):

                                                        December 31,
                                    Estimated     -----------------------
                                  Useful Lives      1996           1995
                                  ------------    --------       --------
Land and improvements              2-20 Years     $  2,057       $  2,509
Buildings                          5-31 Years        5,587         10,404
Machinery and equipment            5-12 Years        7,761         31,139
Computer and office equipment      3-10 Years        6,866         19,079
                                                  --------       --------
                                                    22,271         63,131
     Less accumulated depreciation                  (3,591)       (44,254)
                                                  --------       --------
                                                  $ 18,680       $ 18,877
                                                  ========       ========

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 5.  LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                             December 31,
                                                       -----------------------
                                                         1996           1995
                                                       --------       --------

     Revolving credit facilities                       $ 16,392       $     --
     Previous credit agreement                               --          9,128
     Seller notes                                        20,000             --
                                                       --------       --------
                                                       $ 36,392       $  9,128
                                                       ========       ========




Credit Agreement

The Company entered into a new five-year Senior Secured Revolving Credit Facility (the "Credit Facility") effective as of the closing of the IPO. The Credit Facility provides for a $120 million revolving loan, of which $25 million may be used for letters of credit. Outstanding letters of credit at December 31, 1996 totaled $12 million. The Credit Facility is subject to a borrowing base limitation of various percentages of eligible inventory, accounts receivable and the book value of certain fixed assets. The Credit Facility is secured by substantially all of the Company's assets and contains certain financial covenants and ratios as well as a limitation on dividends. The interest rate on the Credit Facility is prime plus .75% or LIBOR plus 2.00% (9.00% and 7.53% at December 31, 1996). A commitment fee of 0.375% is charged on the unused portion. Borrowing availability was approximately $86 million at December 31, 1996.


Seller Notes

The Company owes $10 million to each of the two sellers in connection with the Acquisition. The notes are subordinate to other existing debt and bear interest at the rate of 9%. At its option, the Company may defer payment of interest due prior to January 16, 2003. On January 16, 1997, the Company elected to defer payment of $1.8 million in interest expense recorded in 1996. One-half of the sum of the principal and any deferred interest is payable on January 16, 2004, and the balance is payable on January 16, 2005. The notes are subject to full or partial prepayment in certain events, including the sale of significant assets by the Company or the subsequent sale of Company stock by stockholders who acquired their interests at the time of the Acquisition. There are no scheduled maturities of long-term debt prior to the $16,392,000 payable in October 2001.


6.  PENSION PLANS

The Company and its consolidated subsidiaries have several pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service and a percentage of current earnings. For the years ended December 31, 1996, 1995 and 1994, pension expense for defined-contribution plans was $1.6 million, $1.5 million and $1.9 million, respectively, and the funding is current.

The Company's subsidiary in the United Kingdom has a defined-benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. The plan assets at fair market value were $36.8 million at December 31, 1996 and $32.1 million at December 31, 1995. The projected benefit obligation was $25.8 million at December 31, 1996 and $23.1 million at December 31, 1995. Net periodic pension cost or benefit has been insignificant during the last three years.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and storage facilities, vehicles and data processing equipment under operating leases extending through various dates up to the year 2004. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $9.3 million, $9.7 million and $8.7 million, respectively. The Company's minimum rental commitments for operating leases at December 31, 1996 were as follows: 1997 - $4.9 million; 1998 - $3.9 million; 1999 - $1.8 million; 2000 - $1.2 million; 2001 - $1.1 million; thereafter - $6.4 million.

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 1996 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect the financial position, liquidity or results of operations of the Company.

The Company's business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to the Company's business. Laws and regulations protecting the environment have generally become more expansive and stringent in recent years and the Company believes the trend will continue. Although the Company has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could not result in additional, presently unquantifiable, costs or liabilities to the Company.


8.  COMMON STOCK

The Company has authorized 40 million shares, $.01 par value, common stock. The Company has also authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Pursuant to the Company's Stock Award and Long-Term Incentive Plan, 941,303 shares of restricted common stock were purchased by executive officers. These shares are subject to restriction on transferability and are not entitled to participate in dividends or distributions. Restrictions lapse annually regarding 20% of these shares beginning on January 17, 1997 or in their entirety upon the occurrence of (i) a merger or consolidation of the Company,
(ii) a sale of all or substantially all the assets of the Company, or (iii) a sale of all the common stock of the Company. Restrictions will lapse on an additional 20% of an executive officer's shares upon an involuntary termination of employment without cause. Any restricted shares may be repurchased by the Company for $.001 per share upon termination of the executive officer's employment. On August 28, 1996, the Company's board of directors approved, subject to stockholder approval, the amendment and restatement of the plan to authorize the issuance of up to 1,000,000 additional shares of common stock pursuant to awards made thereunder, all of which remained available for issuance as of December 31, 1996.

In January 1996, the Company established Value Appreciation Plans (the "Plans") intended to reward participants for enhancing the value of the Company's common stock. The IPO represented a triggering event under these Plans. Based upon the offering price of $17.00, the Plans resulted in a one-time charge before taxes of $12.2 million ($7.6 million after tax). The Company paid $2.9 million of this amount in cash at the time of the IPO, $3.5 million in cash will be paid in five annual installments beginning January 17, 1997 and 340,926 shares of common stock will be issued. One-half of the shares of common stock will be issued one year after the IPO and the remaining one-half on January 17, 1999, subject to earlier issuance to terminated employees in certain circumstances.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  INCOME TAXES

Prior to 1996, the Company was a partnership for U.S. federal tax purposes and provided for foreign taxes but did not provide for U.S. federal or state taxes on its income.

The domestic and foreign components of income before income taxes were as follows (in thousands):

                           1996            1995           1994
                         --------        --------       --------
Domestic                 $ (7,930)       $ 14,194       $ 22,840
Foreign                     8,324           5,383          2,081
                         --------        --------       --------
                         $    394        $ 19,577       $ 24,921
                         ========        ========       ========




The components of the provision for income taxes consisted of (in thousands):

                           1996            1995           1994
                         --------        --------       --------
Current:
    Federal              $  1,601        $     --       $     --
    State                     147              --             --
    Foreign                   812           1,428            132
                         --------        --------       --------
                            2,560           1,428            132
                         --------        --------       --------
Deferred:
    Federal                (3,898)             --             --
    State                    (864)             --             --
    Foreign                 2,351             509            909
                         --------        --------       --------
                           (2,411)            509            909
                         --------        --------       --------
                         $    149        $  1,937       $  1,041
                         ========        ========       ========




The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                   1996           1995           1994
                                                 -------        -------        -------
Federal income tax at statutory rate             $   138        $ 6,852        $ 8,722
Foreign income tax rate differential                  90            184            368
Untaxed U.S. partnership income                       --         (4,968)        (7,994)
Nondeductible expenses                               321            398            293
Unutilized foreign operating loss                     --          1,037            278
Change in deferred tax valuation allowance          (462)        (1,577)          (809)
Other                                                 62             11            183
                                                 -------        -------        -------

                                                 $   149        $ 1,937        $ 1,041
                                                 =======        =======        =======

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                 December 31,
                                                                  ----------------------------------------
                                                                    1996            1995            1994
                                                                  --------        --------        --------
Deferred tax assets:
    Book over tax depreciation                                    $    232        $  1,153        $  1,729
    Accrued liabilities                                             12,876           1,205           2,887
    Net operating loss carryforwards                                 7,615           6,780           7,268
    Other                                                            4,454           1,070             508
                                                                  --------        --------        --------
                Total deferred tax assets                           25,177          10,208          12,392
                Valuation allowance for deferred tax assets        (12,815)         (8,310)         (9,887)
                                                                  --------        --------        --------
                                                                    12,362           1,898           2,505
                                                                  --------        --------        --------
Deferred tax liabilities:
    Tax over book depreciation                                       1,376             448             346
    Other                                                              111              --             200
                                                                  --------        --------        --------
                Total deferred tax liabilities                       1,487             448             546
                                                                  --------        --------        --------
                Net deferred tax assets                           $ 10,875        $  1,450        $  1,959
                                                                  ========        ========        ========


In connection with the Acquisition, the Company adjusted its deferred tax assets and liabilities as of January 1, 1996 resulting in an increase to deferred tax assets of $13.7 million and related valuation allowance of $5.0 million. The deferred tax valuation allowance decreased $462,000 and $1.6 million for the periods ending December 31, 1996 and December 31, 1995, respectively. The decrease in the valuation allowance in 1995 is related to the realization of foreign net operating losses that were previously deferred. The increase in the valuation allowance in 1996 is related to the Company's estimate of restated deferred tax assets that may not be realized. Any future decrease in the valuation allowance recorded at January 1, 1996 will reduce goodwill. The Company's deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company's foreign subsidiaries amounted to $14.3 million and $9.1 million at December 31, 1996 and December 31, 1995, respectively. Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise would result in both U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 1996.

The Company made income tax payments of $3.3 million, $332,000 and $557,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. SPECIAL CHARGES (INCOME)

 Special charges (income) consist of the following (in thousands):

                                              1996           1995            1994
                                            --------       --------        --------
IPO related expenses                        $ 23,011       $     --        $     --
Sale of product lines and assets                  --         (8,458)        (15,648)
Employee terminations and other costs             --             --           1,732
                                            --------       --------        --------
                    Total                   $ 23,011       $ (8,458)       $(13,916)
                                            ========       ========        ========



IPO Related Expenses. In connection with the IPO, the Company incurred certain one-time expenses. The Management Service Agreement was terminated at a cost of $4.4 million ($2.8 million after tax) and will be paid in quarterly installments of $250,000 through March 31, 2001, subject to certain accelerating events. The Company's Value Appreciation Plans were triggered, resulting in awards to certain executives and key employees totaling $12.2 million ($7.6 million after tax) as discussed in Note 8. The existing credit facility was replaced, resulting in the write-off of $6.4 million ($4.0 million after tax) of deferred financing costs related to the existing agreement.


Sale of Product Lines and Assets. During the second quarter of 1995 the Company completed the sale of the Wilson-Snyder centrifugal pump and switch valve product line. Proceeds of approximately $6.9 million from that sale resulted in a gain of $5.5 million. In addition, the Company recorded a net gain of approximately $3.0 million related to the final closure of a facility in the United Kingdom and the sale of related property and equipment.

During 1994, the Company completed the sales of certain production equipment product lines not considered part of its core businesses resulting in a gain of $15.6 million. Proceeds received in 1994 totaled $41.0 million and were used to reduce debt.


Employee Terminations and Other Costs. In conjunction with the announced shutdown of a manufacturing facility in the United Kingdom, the Company expensed approximately $3.2 million in 1994 relating to employee termination benefits. These benefits were paid in the fourth quarter of 1994 and in 1995. The consolidation of the Company's Houston, Texas manufacturing operations resulted in lease termination and other costs of $600,000 which were paid in 1994. The Company also reversed $2.1 million in excess accruals made in prior years for potential demolition and environment cleanup regarding a sold manufacturing facility.


11.  RELATED PARTY TRANSACTIONS

In connection with the Acquisition, the Company entered into a five-year Management Service Agreement with the Company's largest stockholder, The Inverness Group, Inc., whereby the Company would pay $1,000,000 per year for senior management assistance and other services as agreed. The agreement also provided that The Inverness Group, Inc. receive 1% of the aggregate transaction value in connection with each acquisition or disposition completed during the five year period and that First Reserve Corporation, the Company's second largest stockholder, receive certain fees in connection with specific Acquisitions. In connection with the IPO, this agreement was terminated (See
Note 10).

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company paid transaction fees of $1.8 million to the Inverness Group, Inc. and $1.2 million to First Reserve Corporation in connection with the Acquisition. Fees of $4.7 million were also paid to General Electric Capital Corporation in connection with the provision of the Credit Agreements entered into in connection with the Acquisition.


12.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company's operations consist of the Oilfield Equipment segment and the Distribution Services segment. The Oilfield Equipment segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. The Distribution Services segment distributes an extensive line of oilfield supplies, oilfield equipment and tubular products. The Disposed Businesses information includes the results of operations disposed of in prior years. Intersegment sales and transfers are accounted for at commercial prices.

No single customer accounted for 10% or more of consolidated revenues during the year ended December 31, 1996 and December 31, 1994. For the year ended December 31, 1995, one major oil company accounted for 12.5% of consolidated revenues.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Summarized financial information is as follows (in thousands):

Business Segments

                                    OILFIELD     DISTRIBUTION                                   DISPOSED
                                  EQUIPMENT (1)    SERVICES    CORPORATE (2)    ELIMINATION    BUSINESS (3)       TOTAL
                                  -------------    --------    -------------    -----------    ------------      --------
1996

Revenues from:
    Unaffiliated customers          $129,936       $518,685       $     --        $     --        $     --       $648,621
    Intersegment sales                51,732             --             --         (51,732)             --             --
                                    --------       --------       --------        --------        --------       --------
        Total revenues               181,668        518,685             --         (51,732)             --        648,621
Operating income (loss)               21,283         17,483        (27,069)             --              --         11,697
Capital expenditures                   2,055          1,050             31              --              --          3,136
Depreciation and amortization          1,886          1,650             55              --              --          3,591
Identifiable assets                   91,168        154,985         23,378          (2,788)                        266,743

1995

Revenues from:
    Unaffiliated customers          $113,511       $432,292       $     --        $     --        $     --       $545,803
    Intersegment sales                33,006             --             --         (33,006)             --             --
                                    --------       --------       --------        --------        --------       --------
        Total revenues               146,517        432,292             --         (33,006)             --        545,803
Operating income (loss)               10,443          9,435         (2,866)             --           5,227         22,239
Capital expenditures                   3,540          1,157             67              --              --          4,764
Depreciation and amortization          1,899          1,662             34              --              --          3,595
Identifiable assets                   93,287        128,321         69,761          (2,791)             --        288,578

1994

Revenues from:
    Unaffiliated customers          $127,854       $415,722       $     --        $     --        $ 18,477       $562,053
    Intersegment sales                60,041             --             --         (60,041)             --             --
                                    --------       --------       --------        --------        --------       --------
        Total revenues               187,895        415,722             --         (60,041)         18,477        562,053
Operating income (loss)                5,314          9,036         (2,898)             --          17,672         29,124
Capital expenditures                   1,690          1,832             44              --              38          3,604
Depreciation and amortization          1,922          2,564              8              --           1,533          6,027
Identifiable assets                   99,298        162,170         12,150          (5,314)             --        268,304


----------

(1) Operating income/(loss) of the oilfield equipment segment includes special charges (income) of $(3,231) and $1,732 for 1995 and 1994, respectively.

(2) Operating income/(loss) of Corporate includes special charges (income) of $23,011 for 1996. Corporate identifiable assets in 1995 included $65.5 million of cash and cash equivalents.

(3) Operating income/(loss) of the disposed businesses includes special charges (income) of $(5,227) and $(15,648) for 1995 and 1994, respectively. Operating results prior to the disposal date for the business sold in 1995 were immaterial.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Geographic Areas:

                                  UNITED                       UNITED
                                  STATES         CANADA        KINGDOM          OTHER       ELIMINATION        TOTAL
                                 --------       --------       --------        --------     -----------       --------
1996

Revenues from:
    Unaffiliated customers       $521,277       $ 76,137       $ 26,957        $ 24,250       $     --        $648,621
    Interarea sales                29,099            245          1,912             504        (31,760)             --
                                 --------       --------       --------        --------       --------        --------
        Total revenues            550,376         76,382         28,869          24,754        (31,760)        648,621
Operating income                    5,575          1,386          1,926           2,810             --          11,697
Export sales of U.S.                   --          1,845          3,815          90,183             --          95,843
Identifiable assets               200,751         28,503         19,541          17,948             --         266,743

1995

Revenues from:
    Unaffiliated customers       $430,671       $ 59,390       $ 35,776        $ 19,966       $     --        $545,803
    Interarea sales                34,416            878         16,285             233        (51,812)             --
                                 --------       --------       --------        --------       --------        --------
        Total revenues            465,087         60,268         52,061          20,199        (51,812)        545,803
Operating income (loss)            18,707          2,003         (1,383)          2,912             --          22,239
Export sales of U.S.                   --          1,700          1,539          80,075             --          83,314
Identifiable assets               228,817         23,851         17,789          18,121             --         288,578

1994

Revenues from:
    Unaffiliated customers       $442,555       $ 73,052       $ 29,708        $ 16,738       $     --        $562,053
    Interarea sales                26,144            579          9,726             106        (36,555)             --
                                 --------       --------       --------        --------       --------        --------
        Total revenues            468,699         73,631         39,434          16,844        (36,555)        562,053
Operating income (loss)            27,166          1,872           (314)            400             --          29,124
Export sales of U.S.                   --          1,436            635         102,265             --         104,336
Identifiable assets               186,634         34,567         32,136          14,967             --         268,304





13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly results were as follows:


1996                            1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER         TOTAL
                                -----------      -----------      -----------     -----------      -----------
Revenues                         $ 141,144        $ 153,499        $ 173,499       $ 180,479        $ 648,621
Gross profit                        18,294           21,793           24,675          26,505           91,267
Special charges/(income)                --               --               --          23,011           23,011
Income (loss) before taxes           2,081            4,586            7,341         (13,614)             394
Net income                           1,434            2,566            4,756          (8,511)             245
Net income per share                  0.10             0.19             0.35           (0.51)            0.02

1995

Revenues                         $ 135,935        $ 130,508        $ 133,641       $ 145,719        $ 545,803
Gross profit                        15,067           19,820           17,484          18,641           71,012
Special charges/(income)              (706)          (6,794)             113          (1,071)          (8,458)
Income before taxes                  2,952            7,630            5,423           3,572           19,577
Net income                           2,616            6,762            4,981           3,281           17,640

                               INDEX TO EXHIBITS

       Exhibit
         No.     Description
       -------   -----------
         1.1     Form of Purchase Agreement.  (1)

         2.1     Purchase Agreement by and among Oilwell, Inc., National Supply
                 Company, Inc., USX Corporation, Armco Inc. and the Company dated September 22, 1995. (1)

         3.1     Amended and Restated Certificate of Incorporation of the
                 Company. (1)

         3.2     Bylaws of the Company.  (1)

        10.1*    Employment Agreement dated as of January 16, 1996 between Joel
                 V. Staff and the Company. (1)

        10.2*    Employment Agreement effective as of January 17, 1996 between
                 C.R. Bearden and the Company, with similar agreements with Lynn L. Leigh, Jerry N. Gauche, Paul M. Nation, James J.
                 Fasnacht and Steven W. Krablin, and a similar agreement effective as of February 5, 1996 between Merrill A. Miller,
                 Jr. and the Company. (1)

        10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996. (1)

        10.4 Waiver and First Amendment to Stockholders Agreement dated as of July 24, 1996. (1)

        10.5*    Employee Incentive Plan.  (1)

        10.6*    Stock Award and Long-Term Incentive Plan.  (1)

        10.7*    First Amendment to Stock Award and Long-Term Incentive
                 Plan. (1)

        10.8*    Value Appreciation and Incentive Plan A.  (1)

        10.9*    Value Appreciation and Incentive Plan B.  (1)

        10.10*   Restricted Stock Agreement between the Company and Joel V.
                 Staff, with similar agreements with C.R. Bearden, Jerry N.
                 Gauche, Steven W. Krablin, Merrill A. Miller, Jr., James J.
                 Fasnacht and Paul M. Nation. (1)

        10.12*   Supplemental Savings Plan.  (1)

        10.13    Amended and Restated Credit Agreement dated October 23,
                 1996. (1)

        10.14    Deferred Fee Agreement.  (1)

        10.15*   First Amendment to Value Appreciation and Incentive Plan
                 A. (1)

        10.16*   First Amendment to Value Appreciation and Incentive Plan
                 B. (1)

        10.17    Second Amendment to Stockholders Agreement dated as of October
                 18, 1996. (1)

        21.1     Subsidiaries of the Company.

        23.1     Consent of Ernst & Young LLP.

        27.1     Financial Data Schedule.

----------

*    Represents a management contract or compensatory plan.



(1) Exhibit incorporated herein by reference to the Registrant's registration statement on Form S-1 (Registration No. 333-11051) dated August 29, 1996, as amended.