Form 10-Q
period 1997-03-31
NATIONAL OILWELL INC
filed 1997-05-13
CIK 1021860

-------------------------------------------------------------------------------

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997 OR

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

                             YES  X    NO
                                -----    -----

As of May 9, 1997, 17,874,128 common shares were outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  March 31,   December 31,
                                                                    1997         1996
                                                                 -----------  ------------
                                                                 (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                       $  5,349     $  4,315
   Receivables, less allowance of $2,688 and $2,760                  98,345      102,858
   Inventories                                                      121,001      115,479
   Deferred taxes                                                     3,938        4,028
   Prepaids and other current assets                                  6,849        6,710
                                                                   --------     --------
              Total current assets                                  235,482      233,390

Property, plant and equipment, net                                   18,243       18,680
Deferred taxes                                                        6,296        6,847
Goodwill                                                              6,286        6,327
Deferred financing costs                                              1,105        1,166
Other assets                                                            194          333
                                                                   --------     --------
                                                                   $267,606     $266,743
                                                                   ========     ========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Accounts payable                                                $ 70,077     $ 77,935
   Customer prepayments                                               2,524        5,126
   Accrued compensation                                               4,878        7,839
   Other accrued liabilities                                         16,051       12,420
                                                                   --------     --------
              Total current liabilities                              93,530      103,320

Long-term debt                                                       42,007       36,392
Insurance reserves                                                    6,378        6,599
Other liabilities                                                    10,985       11,352
                                                                   --------     --------
              Total liabilities                                     152,900      157,663

Commitments and contingencies

Owners' equity:
    Common stock - par value $.01; 17,874,128 shares issued
        and outstanding                                                 179          179
    Additional paid-in capital                                      107,497      107,497
    Cumulative translation adjustment                                   744        1,159
    Retained earnings                                                 6,286          245
                                                                   --------     --------
                                                                    114,706      109,080
                                                                   --------     --------
                                                                   $267,606     $266,743
                                                                   ========     ========

       The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            Three Months Ended March 31,
                                            ----------------------------
                                               1997             1996
                                            ----------        ---------
Revenues                                     $ 176,154        $ 141,144

Cost of revenues                               149,894          122,850
                                             ---------        ---------

Gross profit                                    26,260           18,294

Selling, general and administrative             14,976           13,021
                                             ---------        ---------

Operating income                                11,284            5,273

Interest and financial costs                    (1,255)          (3,078)
Interest income                                     81               16
Other income (expense)                            (173)            (130)
                                             ---------        ---------

Income before income taxes                       9,937            2,081

Provision for income taxes                       3,896              647
                                             ---------        ---------

Net income                                   $   6,041        $   1,434
                                             =========        =========

Weighted average shares outstanding             18,190           13,590
                                             =========        =========

Net income per share                         $    0.33        $    0.10
                                             =========        =========

       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------
Cash flow from operating activities:
   Net income                                                       $ 6,041     $   1,434
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                    929           946
       Provision for losses on receivables                               25           304
       Provision for deferred income taxes                              961           647
       Gain on sale of assets                                           (39)           16
       Foreign currency transaction (gain) loss                         190           107
   Changes in operating assets and liabilities:
       Decrease (increase) in receivables                             4,642        (5,986)
       Decrease (increase) in inventories                            (5,718)       (3,013)
       Decrease (increase) in prepaids and other current assets        (139)       (2,883)
       Increase (decrease) in accounts payable                       (7,710)      (12,294)
       Increase (decrease) in other assets/liabilities, net          (3,439)       (4,101)
                                                                    -------     ---------

            Net cash provided (used) by operating activities         (4,257)      (24,823)
                                                                    -------     ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                         (482)         (395)
    Proceeds from sale of assets                                        115            16
    Acquisition of predecessor company, net of cash acquired             --      (106,248)
    Other                                                                --          (350)
                                                                    -------     ---------

            Net cash provided (used) by investing activities           (367)     (106,977)
                                                                    -------     ---------

Cash flow from financing activities:
    Proceeds from revolving lines of credit, net                      5,709        11,477
    Payments on long-term debt                                           --        (9,128)
    Proceeds from issuance of common stock                               --        30,179
    Acquisition debt proceeds                                            --       103,378
                                                                    -------     ---------

            Net cash provided (used) by financing activities          5,709       135,906
                                                                    -------     ---------

Effect of exchange rate losses on cash                                  (51)          (20)
                                                                    -------     ---------

Increase in cash and equivalents                                      1,034         4,086

Cash and cash equivalents, beginning of period                        4,315            --
                                                                    -------     ---------

Cash and cash equivalents, end of period                            $ 5,349     $   4,086
                                                                    =======     =========


       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.   BASIS OF PRESENTATION

     Effective January 1, 1996, National-Oilwell, Inc. acquired
     National-Oilwell, a general partnership between National Supply Company, Inc., a subsidiary of Armco Inc., and Oilwell, Inc., a subsidiary of USX Corporation, and subsidiaries (the "Acquisition").

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. No significant accounting changes have occurred during the three months ended March 31, 1997.

 2.   INVENTORIES

     Inventories consist of (in thousands):


                         March 31,  December 31,
                           1997         1996
                         ---------  ------------
Raw Materials            $  9,855        9,510
Work in process             7,039        6,141
Finished goods            104,107       99,828
                         --------     --------
                         $121,001      115,479
                         ========     ========


 3.   STATEMENTS OF CASH FLOWS

     The following information is provided to supplement the Statements of Cash Flows (in thousands):


                                 Three Months Ended March 31,
                                 ----------------------------
                                    1997              1996
                                 ----------        ----------
Cash paid during the period for:
Interest                            $456             $1,979
Income taxes                         197                 48


 4.   ACQUISITIONS

     On April 25, 1997, the Company purchased the drilling business of Ross Hill Controls and its affiliate, Hill Graham Controls Limited. This business involves the manufacture, sale and service of innovative electrical control systems used in conjunction with drilling operations. Borrowings available under the revolving credit facility were used to finance the $19 million purchase price and the transaction will be accounted for under the purchase method of accounting.

     On April 11, 1997, the Company signed a letter of intent, subject to a definitive agreement, to purchase 100% of the common stock of PEP, Inc., a manufacturer of petroleum expendable products. Issuance of Company stock is anticipated to fund the transaction which is expected to be recorded in accordance with the pooling of interests method of accounting. The transaction is not expected to have a material impact on the Company's current financial statements.

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

          During 1996, the Company completed two significant capital transactions. First, in January 1996, the Company acquired the operations of National-Oilwell, resulting in the incurrence of significant amounts of debt and related interest expense. Second, on October 29, 1996, the Company sold 4.6 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds from the IPO of approximately $72 million were used to repay debt incurred in connection with the Acquisition. At that same time, the Company entered into a new $120 million five-year senior secured revolving credit facility.


          RESULTS OF OPERATIONS

          Operating results (unaudited) by segment are as follows (in thousands):


                                           Quarter Ended
                                             March 31,
                                     ------------------------
                                        1997           1996
                                     ---------      ---------
Revenues
     Products and Technology         $  50,527      $  38,680
     Distribution Services             139,558        114,149
     Eliminations                      (13,931)       (11,685)
                                     ---------      ---------
               Total                 $ 176,154      $ 141,144
                                     =========      =========

Operating Income
     Products and Technology         $   7,461      $   2,933
     Distribution Services               4,830          3,310
     Corporate                          (1,007)          (970)
                                     ---------      ---------
               Total                 $  11,284      $   5,273
                                     =========      =========

          Products and Technology

          The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels and reciprocating pumps. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Drilling pump expendable products are sold for maintenance of the Company's and other manufacturers' equipment. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders.

          Products and Technology revenues increased $11.8 million (31%) in the first quarter of 1997 as compared to 1996 due primarily to an increase in demand for drilling capital equipment, fluid end expendable parts, and reciprocating pumps and associated parts. Operating income for the Products and Technology segment increased $4.5 million in the first quarter of 1997 as compared to the prior year, representing 38% of the revenue increase.

          Distribution Services

          Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment. While the Company has increased revenues and improved its operating income by entering into alliances and outsourcing arrangements, improvements in operating results remain primarily dependent on attaining increased volumes of activity through its distribution service centers while controlling the fixed costs associated with numerous points of sale.

          Revenues during the first quarter of 1997 increased $25.4 million (22%) over the comparable 1996 period as MRO products and tubular products sales reflected gains of $11 million and $7 million, respectively. Business with alliance customers caused a substantial portion of this growth during the quarter. Operating income increased $1.5 million during the first quarter of 1997 compared to the same period in 1996. A portion of the increased margin from the higher revenue levels was offset by higher operating costs associated with the addition in the second half of 1996 of operating and administrative personnel in order to better manage assets and in anticipation of future revenue growth.

          Interest Expense

          Interest expense decreased substantially during the first three months of 1997 due to substantially lower levels of debt.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1997, the Company had working capital of $142 million, an increase of $12 million from December 31, 1996. Accounts receivable decreased by $4.5 million during the first three months of 1997 as revenues declined 2.4% from the fourth quarter of 1996. Inventories increased $5.5 million during this period due to specific build programs and in response to increasing demand for oilfield equipment and supplies.

          The Company's business has not required large expenditures for capital equipment in recent years. Total capital expenditures were $0.5 million during the first three months of 1997 and have averaged $3.8 million per year over the last three years. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. Total annual capital expenditures of as much as $6 million are anticipated over the next three years to meet the Company's operating needs, including further enhancements to the Company's information systems. The Company believes it has sufficient existing manufacturing capacity to meet current and anticipated demand over the next twelve months for its products and services. Any significantly greater increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in additional increases in capital expenditures.

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

          The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through cash flow from operations and borrowings, including the unborrowed portion of the revolving credit facility and/or issuances of additional equity. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

          FORWARD-LOOKING STATEMENTS

          This document, other than historical financial information, may contain forward-looking statements that involve risks and uncertainties. These statements may differ materially from actual future events or results. Readers are referred to documents filed by the Company with the Securities and Exchange Commission which identify significant risk factors which could cause actual results to differ from those contained in the forward-looking statements, including "Risk Factors" at Item 1 of the Annual Report on Form 10-K

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      27.1    Financial Data Schedule

(b)   Reports on Form 8-K

      The Company has not filed any report on Form 8-K during the quarter for which this report is filed.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:     May 9, 1997                / s / Steven W. Krablin
      --------------------           ------------------------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer and Duly Authorized Signatory

                               INDEX TO EXHIBITS


(a)   Exhibits

      27.1    Financial Data Schedule

(b)   Reports on Form 8-K

      The Company has not filed any report on Form 8-K during the quarter for which this report is filed.