Form 10-Q
period 1997-06-30
NATIONAL OILWELL INC
filed 1997-08-14
CIK 1021860

===============================================================================

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

===============================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-12317


                              NATIONAL-OILWELL, INC.
              (Exact name of registrant as specified in its charter)



                       DELAWARE                   76-0475815
             ---------------------------------  -------------------
                (State or other jurisdiction    (I.R.S. Employer
             of incorporation or organization)  Identification No.)


                                5555 SAN FELIPE
                                 HOUSTON, TEXAS
                                     77056
              ----------------------------------------------------
                    (Address of principal executive offices)


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

As of August 13, 1997, 18,161,175 common shares were outstanding.

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             June 30,  December 31,
                                                               1997        1996
                                                             --------- ------------
                                                            (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                  $  5,700   $  4,315
   Receivables, less allowance of $2,463 and $2,760            112,235    102,858
   Inventories                                                 135,437    115,479
   Deferred taxes                                                3,255      4,028
   Prepaids and other current assets                             3,746      6,710
                                                              --------   --------
                                                               260,373    233,390

Property, plant and equipment, net                              28,041     18,680
Deferred taxes                                                   8,159      6,847
Goodwill                                                        12,916      6,327
Deferred financing costs                                         1,045      1,166
Other assets                                                       194        333
                                                              --------   --------
                                                              $310,728   $266,743
                                                              ========   ========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Accounts payable                                           $ 70,903   $ 77,935
   Customer prepayments                                         14,309      5,126
   Accrued compensation                                          5,827      7,839
   Other accrued liabilities                                    21,346     12,420
                                                              --------   --------
                                                               112,385    103,320

Long-term debt                                                  55,625     36,392
Insurance reserves                                               6,352      6,599
Other liabilities                                               10,135     11,352
                                                              --------   --------
                                                               184,497    157,663

Commitments and contingencies

Owners' equity:
    Common stock - par value $.01; 18,161,175 shares issued
        and outstanding at June 30, 1997                           182        179
    Additional paid-in capital                                 107,609    107,497
    Cumulative translation adjustment                              669      1,159
    Retained earnings                                           17,771        245
                                                              --------   --------

                                                               126,231    109,080
                                                              --------   --------

                                                              $310,728   $266,743
                                                              ========   ========

       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                      ----------------------    ----------------------
                                        1997         1996          1997         1996
                                      ---------    ---------    ---------    ---------
Revenues                              $ 197,866    $ 153,499    $ 374,020    $ 294,643

Cost of revenues                        165,542      131,706      315,436      254,556
                                      ---------    ---------    ---------    ---------

Gross profit                             32,324       21,793       58,584       40,087

Selling, general and administrative      18,052       13,660       33,028       26,681
                                      ---------    ---------    ---------    ---------

Operating income                         14,272        8,133       25,556       13,406

Other income (expense):
    Interest and financial costs         (1,385)      (3,660)      (2,640)      (6,738)
    Interest income                          38          304          119          320
    Other                                   344         (191)         171         (321)
                                      ---------    ---------    ---------    ---------

Income before income taxes               13,269        4,586       23,206        6,667

Provision for income taxes                4,924        2,020        8,820        2,667
                                      ---------    ---------    ---------    ---------


Net income                            $   8,345    $   2,566    $  14,386    $   4,000
                                      =========    =========    =========    =========


Weighted average shares outstanding      18,477       13,590       18,334       13,590
                                      =========    =========    =========    =========


Net income per share                  $    0.45    $    0.19    $    0.78    $    0.29
                                      =========    =========    =========    =========


       The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)


                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     1997            1996
                                                                  ---------       ---------

Cash flow from operating activities:
   Net income                                                     $  14,386       $   4,000
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                  2,076           1,903
       Provision for losses on receivables                              180             304
       Provision for deferred income taxes                             (993)            705
       Gain on sale of assets                                           (98)           (192)
       Foreign currency transaction (gain) loss                         252             (57)
   Changes in operating assets and liabilities:
       Decrease (increase) in receivables                            (5,657)         (8,795)
       Decrease (increase) in inventories                           (11,547)         (5,804)
       Decrease (increase) in prepaids and other current assets       2,985          (1,046)
       Increase (decrease) in accounts payable                      (10,146)            582
       Increase (decrease) in other assets/liabilities, net          11,451          (2,152)
                                                                  ---------       ---------

            Net cash provided (used) by operating activities          2,889         (10,552)
                                                                  ---------       ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                       (1,684)           (849)
    Proceeds from sale of assets                                        157             272
    Acquisition of business, net of cash acquired                   (19,000)           --
    Acquisition of predecessor company, net of cash acquired           --          (106,248)
    Other                                                              --              (350)
                                                                  ---------       ---------

            Net cash provided (used) by investing activities        (20,527)       (107,175)
                                                                  ---------       ---------

Cash flow from financing activities:
    Proceeds from revolving line of credit, net                      19,109            --
    Payments on long-term debt                                         --           (11,318)
    Proceeds from issuance of common stock                             --            30,179
    Acquisition debt proceeds                                          --           103,378
                                                                  ---------       ---------

            Net cash provided (used) by financing activities         19,109         122,239
                                                                  ---------       ---------

Effect of exchange rate losses on cash                                  (86)           --
                                                                  ---------       ---------

Increase in cash and equivalents                                      1,385           4,512

Cash and cash equivalents, beginning of period                        4,315            --
                                                                  ---------       ---------

Cash and cash equivalents, end of period                          $   5,700       $   4,512
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

   The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. No significant accounting changes have occurred during the six months ended June 30, 1997.

2. INVENTORIES

   Inventories consist of (in thousands):


                              June 30, 1997   December 31, 1996
                              -------------   -----------------

    Raw materials              $   11,053        $  9,510
    Work in process                11,665           6,141
    Finished goods                112,719          99,828
                               ----------        --------
                               $  135,437        $115,479
                               ==========        ========




3. STATEMENTS OF CASH FLOWS

   The following information is provided to supplement the Statements of Cash Flows (in thousands):

                                        Six Months Ended June 30,
                                       --------------------------
   Cash paid during the period for:       1997           1996
                                       -----------   ------------
      Interest                          $  1,059       $ 4,251
      Income taxes                         5,150         1,509



4. ACQUISITIONS

   On April 25, 1997, the Company purchased the drilling business of Ross Hill Controls and its affiliate, Hill Graham Controls Limited for $19 million in cash. This business involves the manufacture, sale and service of electrical control systems used in conjunction with drilling operations. The transaction was accounted for under the purchase method of accounting and did not have a material effect on the Company's financial statements.

   On May 15, 1997, the Company purchased 100% of the common stock of PEP, Inc., a manufacturer of petroleum expendable products, in exchange for 400,000 shares of National-Oilwell common stock. The transaction was accounted for under the pooling of interests method of accounting and did not have a material effect on the Company's historical financial statements, and financial statements prior to April 1, 1997 have not been restated.

   On May 14, 1997, the Company announced the signing of a definitive agreement to acquire Dreco Energy Services Ltd., a publicly traded Canadian company. The terms of the agreement provide for the exchange of 100% of the Dreco common stock for Dreco exchangeable shares, which can be converted into National-Oilwell common stock, in a pooling of interests transaction that is expected to be tax free to both companies. The exchange ratio is subject to a collar and will provide Dreco's shareholders with 1.2 shares of National-Oilwell common stock if, during the 20 consecutive trading days ending 5 days before closing, National-Oilwell's average stock price is between $36.00 and $47.25. As a general matter, if the average stock price is above $47.25, the exchange ratio adjusts to provide Dreco holders with $56.70 of National-Oilwell common stock, and, if the average stock price is below $36.00, the exchange ratio adjusts to provide Dreco holders with $43.20 of National-Oilwell common stock.

   The transaction, which is structured as a plan of arrangement under Alberta law, is subject to various conditions, including stockholder approvals of both companies, the approval of the Alberta Court and other regulatory approvals in both the U.S. and Canada. It is anticipated that stockholder meetings and the closing of the transaction will occur during the third quarter of 1997.

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

   During 1996, the Company completed two significant capital transactions. First, in January 1996, the Company acquired the operations of National-Oilwell (the "Acquisition"), resulting in the incurrence of significant amounts of debt and related interest expense. Second, on October 29, 1996, the Company sold 4.6 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds from the IPO of approximately $72 million were used to repay debt incurred in connection with the Acquisition.

   During the second quarter of 1997, the Company completed the acquisition of the drilling controls business of Ross Hill Controls and its affiliate for $19 million in cash, and purchased 100% of the common stock of PEP, Inc. in exchange for 400,000 shares of National-Oilwell common stock. These transactions did not have a material effect on the Company's historical financial statements.

   On May 14, 1997, the Company signed a definitive agreement to acquire 100% of the common stock of Dreco Energy Services Ltd. in a pooling of interests transaction. The transaction is subject to various conditions, including shareholder approvals of both companies. The number of shares of National-Oilwell common stock to be issued is subject to an exchange ratio adjustment as more fully described in footnote 4 of the Notes to Consolidated Financial Statements included herein, and the total value is expected to approximate $440 million.
   It is anticipated that the closing of the transaction will occur in the third quarter of 1997.

   RESULTS OF OPERATIONS

   Operating results by segment are as follows (in thousands):

                                   Quarter Ended           Six Months Ended
                                      June 30,                 June 30,
                               ----------------------    ----------------------
                                 1997          1996         1997         1996
                               ---------    ---------    ---------    ---------
Revenues
     Products and Technology   $  59,011    $  42,261    $ 109,538    $  80,941
     Distribution Services       154,870      123,171      294,428      237,320
     Eliminations                (16,015)     (11,933)     (29,946)     (23,618)
                               ---------    ---------    ---------    ---------
               Total           $ 197,866    $ 153,499    $ 374,020    $ 294,643
                               =========    =========    =========    =========

Operating Income
     Products and Technology   $   9,016    $   5,131    $  16,477    $   8,064
     Distribution Services         6,569        3,988       11,399        7,298
     Corporate                    (1,313)        (986)      (2,320)      (1,956)
                               ---------    ---------    ---------    ---------
               Total           $  14,272    $   8,133    $  25,556    $  13,406
                               =========    =========    =========    =========

   Products and Technology

   The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and reciprocating pumps. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of the Company's and other manufacturers' equipment.

   Revenues for the Products and Technology segment increased by $16.8 million (40%) in the second quarter of 1997 as compared to the same quarter in 1996 due to the inclusion of $6.8 million of revenues generated by acquisitions completed during such quarter and due to increased revenues from the sale of drilling capital equipment and spare parts. Operating income increased by $3.9 million in the second quarter compared to the same quarter in 1996, with $1.2 million of the increase due to the acquired businesses and the balance due to higher activity levels.

   Products and Technology revenues increased $28.6 million (35%) in the first half of 1997 as compared to 1996 due primarily to an increase in demand for drilling capital equipment and spare parts, fluid end expendable parts, and reciprocating pumps and associated parts, as well as the acquisitions noted above. Operating income for the Products and Technology segment increased $8.4 million, or 104%, in the first half of 1997 as compared to the prior year period, representing 29% of the revenue increase.

   Distribution Services

   Distribution Services revenues result primarily from the sale of MRO products from the Company's network of approximately 120 distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment. While the Company has increased revenues and improved its operating income by entering into alliances and outsourcing arrangements, improvements in operating results remain primarily dependent on attaining increased volumes of activity through its distribution service centers while controlling the fixed costs associated with numerous points of sale.

   Distribution Services revenues during the second quarter 1997 exceeded the comparable 1996 period by $31.7 million. This 26% increase reflects the increased spending levels of the Company's alliance partners and other customers. Sales of MRO products, tubular products, drilling spares and fluid end expendable parts accounted for all of this increase. Operating income in the second quarter of 1997 was $2.6 million (65%) greater than the second quarter of 1996. An increase in operating expenses offset part of the margin recorded due to the volume improvement, netting an 8% flow through of the revenue increase.

   Revenues during the first six months of 1997 increased $57.1 million (24%) over the comparable 1996 period. Significant increases in the sales of MRO products ($25 million), tubular goods ($15 million), drilling spares ($4 million), fluid end expendable parts ($3 million) and production products ($5 million) generated the majority of this gain. Operating income increased $4.1 million during the first six months of 1997 compared to the same period in 1996. A portion of the increased margin from the higher revenue levels was offset by higher operating costs associated with the addition in the second half of 1996 of operating and administrative personnel in order to better manage assets and in anticipation of the revenue growth that was achieved in the first half of 1997.

   Corporate

   Corporate costs increased during the second quarter of 1997 primarily due to the incurrence of merger and acquisition costs.

   Interest Expense

   Interest expense decreased substantially during the first six months of 1997 due to substantially lower levels of debt that resulted from the reductions made using cash proceeds from the IPO.

   LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1997, the Company had working capital of $148 million, an increase of $18 million from December 31, 1996. Accounts receivable increased by $5.7 million, net of acquisitions, during the first six months of 1997 as revenues increased in the second quarter of 1997. Inventories increased by $11.5 million, net of acquisitions, during this period due to specific build programs and in response to increasing demand for oilfield equipment and supplies.

   The Company's business has not required large expenditures for capital equipment in recent years. Total capital expenditures were $1.7 million during the first six months of 1997 and have averaged $3.8 million per year over the last three years. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. Total capital expenditures of as much as $6 million are anticipated in 1997 to meet the Company's operating needs, including further enhancements to the Company's information systems. The Company believes it has sufficient existing manufacturing capacity to meet current and anticipated demand over the next twelve months for its products and services. Any significantly greater increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in additional increases in capital expenditures.

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

   The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily through cash flow from operations and borrowings, including the unborrowed portion of the revolving credit facility, and/or issuances of additional equity. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

   In connection with the proposed transaction to acquire 100% of the common shares of Dreco Energy Services Ltd., the Company has entered into negotiations relative to a $125 million senior credit facility for the United States and Canada. This new unsecured facility will replace the existing credit facility upon successful completion of the transaction.

   FORWARD-LOOKING STATEMENTS

   This document, other than historical financial information, may contain forward-looking statements that involve risks and uncertainties. Readers are referred to documents filed by the Company with the Securities and Exchange Commission which identify significant risk factors which could cause actual results to differ from those contained in the forward-looking statements, including "Risk Factors" at Item 1 of the Annual Report on Form 10-K.

                         PART II  -  OTHER  INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of stockholders was held on May 14, 1997. Stockholders elected two directors nominated by the board of directors for terms expiring in 2000 by the following votes: James T. Dresher - 16,389,892 votes for and 18,970 votes withheld and Bruce M. Rothstein - 16,389,892 votes for and 18,970 votes withheld. There were no nominees to office other than the directors elected.

   Stockholders also adopted, approved and ratified the adoption by the board of directors of the amended and restated National-Oilwell, Inc. Stock Award and Long-Term Incentive Plan (the "Stock Plan") by the following votes: for - 14,986,223; against - 514,087; abstained - 4,148. Broker non-votes totaled 904,404.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       27.1 Financial Data Schedule

   (b) Reports on Form 8-K

   During the second quarter, the Company filed a report on Form 8-K dated May 14, 1997, pertaining to a Combination Agreement with Dreco Energy Services Ltd., an Alberta Corporation.





                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






    Date:  August 14, 1997       / s / Steven W. Krablin
    ----------------------      ------------------------------------------
                                Steven W. Krablin
                                Principal Financial and Accounting Officer and Duly Authorized Signatory

                                 EXHIBIT INDEX

   Exhibit
     No.                  Description
   -------                -----------

     27.1           Financial Data Schedule