Form 10-K/A
period 1996-12-31
NATIONAL OILWELL INC
filed 1997-08-18
CIK 1021860

--------------------------------------------------------------------------------
                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management's Discussion and Analysis and the Notes to Consolidated Financial Statements included elsewhere herein (in thousands, except per share amount):


                                                        SUCCESSOR                                PREDECESSOR
                                                        ---------      -------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                          1996           1995           1994           1993            1992
                                                        ---------      ---------      ---------      ---------       ---------
OPERATING DATA:
  Revenues                                              $ 648,621      $ 545,803      $ 562,053      $ 627,281       $ 569,911
  Operating income (loss) before special items (1)         34,708         13,781         15,208            489         (25,038)
  Operating income (loss) (1)                              18,097         22,239         29,124         (8,076)        (31,538)
  Income (loss) before taxes and extraordianry loss (2)     6,794         19,577         24,921        (15,592)        (35,387)
  Income (loss) before extraordinary loss (2)(3)            4,245         17,640         23,880        (17,463)        (35,127)
  Net income (loss) (3)                                       245         17,640         23,880        (17,463)        (35,127)
  Income per share before extraordinary loss (2)(4)          0.18             --             --             --              --
  Net income per share (4)                                   0.02             --             --             --              --

OTHER DATA:
  Depreciation and amortization                             3,591          3,595          6,027         10,721          12,233
  Capital expenditures                                      3,136          4,764          3,604          1,967           4,941

BALANCE SHEET DATA:
  Working capital                                         130,070        177,365        151,810        171,632         179,407
  Total assets                                            266,743        288,578        268,304        343,479         371,883
  Long-term debt, less current maturities                  36,392          9,128              -         69,816          56,467
  Owners' equity                                          109,080        178,012        161,888        170,676         192,546


(1) In 1996, the Company recorded charges related to the cancellation of management agreements and expenses related to a special incentive plan that terminated upon the occurrence of its initial public offering of common stock. In 1995 and 1994, the Company recorded gains from the sales of certain non-core equipment manufacturing businesses, product lines and assets, net of other costs. In 1993 and 1992, the Company recorded charges primarily related to the disposal of manufacturing facilities and a product line.

(2) In 1996, National-Oilwell recorded an extraordinary loss of $4,000, net of income tax benefit of $2,400, due to the write-off of deferred debt costs.

(3) Prior to January 1, 1996, the Company was a general partnership and therefore not subject to U.S. federal and state income taxes.

(4) Based on the weighted average shares outstanding of 14,357,076 in 1996. No shares were outstanding prior to 1996.


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

RESULTS OF OPERATIONS

The following table and the following financial information in the discussion of the Oilfield Equipment and Distribution Services segments provide certain information that segregates the results of operations of previously sold product lines and businesses in order to focus on ongoing operations (in millions):


                                        YEAR ENDED DECEMBER 31,
                                  -----------------------------------
                                   1996          1995          1994
                                 --------      --------      --------
Revenues:
  Oilfield Equipment             $  181.6      $  146.5      $  187.9
  Distribution Services             518.7         432.3         415.7
  Eliminations                      (51.7)        (33.0)        (60.0)
                                 --------      --------      --------
      Ongoing Operations            648.6         545.8         543.6
  Disposed Businesses                  --            --          18.5
                                 --------      --------      --------
        Total                    $  648.6      $  545.8      $  562.1
                                 ========      ========      ========

Operating Income:
  Oilfield Equipment             $   21.3      $    7.2      $    7.0
  Distribution Services              17.5           9.4           9.0
  Corporate                          (4.1)         (2.9)         (2.9)
                                 --------      --------      --------
        Ongoing Operations           34.7          13.7          13.1
  Disposed Businesses                  --            --           2.1
  Special Charges (Income)           16.6          (8.5)        (13.9)
                                 --------      --------      --------
        Total                    $   18.1      $   22.2      $   29.1
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


Special Charges (Income)

The Company incurred certain one-time expenses in connection with its initial public offering of common stock, as follows: (i) the Management Services Agreement was terminated at a cost of $4.4 million ($2.8 million after tax) and will be paid in quarterly installments of $250,000 through March 31, 2001, subject to certain accelerating events; and (ii) expenses and payout under the Company's Value Appreciation Plans. The Value Appreciation Plans resulted in the Company recording an expense of $12.2 million ($7.6 million after tax) and making a cash payment of $2.9 million at the time of closing and incurring an obligation to make future annual cash payments of $.7 million for five years beginning January 17, 1997 and future issuances of 340,926 shares of Common Stock valued at $5.8 million.

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

Extraordinary Loss

In connection with the IPO, the previous credit facility was replaced by a new credit facility, resulting in the write-off of $6.4 million ($4.0 million after tax) in deferred financing costs related to the replaced agreement.

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


    DATE:    August 18, 1997                    BY:    /s/ STEVEN W. KRABLIN
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


Houston, Texas
July 25, 1997

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

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           SUCCESSOR               PREDECESSOR
                                           ---------        --------------------------
                                                     YEAR ENDED DECEMBER 31,
                                           -------------------------------------------
                                              1996             1995             1994
                                           ---------        ---------        ---------
Revenues                                   $ 648,621        $ 545,803        $ 562,053

Cost of revenues                             557,354          474,791          482,423
                                           ---------        ---------        ---------

Gross profit                                  91,267           71,012           79,630

Selling, general, and administrative          56,559           57,231           64,422
Special charges (income)                      16,611           (8,458)         (13,916)
                                           ---------        ---------        ---------

Operating income                              18,097           22,239           29,124

Interest and financial costs                 (12,095)          (2,358)          (5,777)
Interest income                                  440            1,097            1,046
Other income (expense)                           352           (1,401)             528
                                           ---------        ---------        ---------

Income before income taxes and
  extraordinary loss                           6,794           19,577           24,921

Provision for income taxes                     2,549            1,937            1,041
                                           ---------        ---------        ---------
Income before extraordinary loss               4,245           17,640           23,880
Extraordinary loss, net of income
  tax benefit of $2,400                       (4,000)              --               --
                                           ---------        ---------        ---------

Net income                                 $     245        $  17,640        $  23,880
                                           =========        =========        =========

Weighted average shares outstanding           14,357
                                           =========

Income per share:
  Before extraordinary loss                $    0.18
  Extraordinary loss                           (0.16)
                                           ---------
  Net income                               $    0.02
                                           =========




       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      SUCCESSOR               PREDECESSOR
                                                                      ---------        --------------------------

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                        1996             1995             1994
                                                                      ---------        ---------        ---------

Cash flow from operating activities:
   Net income                                                         $     245        $  17,640        $  23,880
   Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
       Depreciation and amortization                                      3,591            3,595            6,027
       Provision for losses on receivables                                  405            2,855              545
       Provision for deferred income taxes                               (2,411)             509              909
       Gain on sale of assets                                              (490)            (662)            (910)
       Foreign currency transaction (gain) loss                            (157)           1,170               54
       Special charges (income)                                          16,611           (8,458)         (13,916)
       Extraordinary loss                                                 6,400               --               --
   Changes in assets and liabilities, net of Acquisition:
       Decrease (increase) in receivables                               (25,146)          24,583              491
       Decrease in inventories                                              628            2,205           12,483
       Decrease (increase) in prepaids and other current assets            (677)          (4,730)           4,287
       Increase in accounts payable                                      10,927            6,959            7,614
       Increase (decrease) in other assets/liabilities, net             (11,210)          (3,996)          (3,913)
                                                                      ---------        ---------        ---------

            Net cash provided (used) by operating activities             (1,284)          41,670           37,551
                                                                      ---------        ---------        ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                           (3,136)          (4,764)          (3,604)
    Proceeds from sale of assets                                            573            6,865            1,731
    Proceeds from disposition of businesses                                  --            6,944           69,821
    Acquisition of predecessor company, net of cash acquired           (106,248)              --               --
    Other                                                                  (350)            (218)             251
                                                                      ---------        ---------        ---------

            Net cash provided (used) by investing activities           (109,161)           8,827           68,199
                                                                      ---------        ---------        ---------

Cash flow from financing activities:
    Borrowings (payments) on long-term debt                             (96,114)           9,128          (69,842)
    Proceeds from issuance of common stock                              107,676               --               --
    Borrowings proceeds from Acquisition debt                           103,378               --               --
    Principal payments under capital lease obligations                       --               --             (911)
    Cash distribution to partners                                            --           (1,918)         (31,000)
                                                                      ---------        ---------        ---------

            Net cash provided (used) by financing activities            114,940            7,210         (101,753)
                                                                      ---------        ---------        ---------

Effect of exchange rate losses on cash                                     (180)          (1,673)            (595)
                                                                      ---------        ---------        ---------

Increase in cash and equivalents                                          4,315           56,034            3,402
Cash and cash equivalents, beginning of year                                 --            9,418            6,016
                                                                      ---------        ---------        ---------
Cash and cash equivalents, end of year                                $   4,315        $  65,452        $   9,418
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

The domestic and foreign components of income before income taxes were as follows (in thousands):

                           1996            1995           1994
                         --------        --------       --------
Domestic                 $ (1,530)       $ 14,194       $ 22,840
Foreign                     8,324           5,383          2,081
                         --------        --------       --------
                         $  6,794        $ 19,577       $ 24,921
                         ========        ========       ========




The components of the provision for income taxes consisted of (in thousands):

                           1996            1995           1994
                         --------        --------       --------
Current:
    Federal              $  3,841        $     --       $     --
    State                     307              --             --
    Foreign                   812           1,428            132
                         --------        --------       --------
                            4,960           1,428            132
                         --------        --------       --------
Deferred:
    Federal                (3,898)             --             --
    State                    (864)             --             --
    Foreign                 2,351             509            909
                         --------        --------       --------
                           (2,411)            509            909
                         --------        --------       --------
                         $  2,549        $  1,937       $  1,041
                         ========        ========       ========




The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                   1996           1995           1994
                                                 -------        -------        -------
Federal income tax at statutory rate             $ 2,378        $ 6,852        $ 8,722
Foreign income tax rate differential                  90            184            368
Untaxed U.S. partnership income                       --         (4,968)        (7,994)
Nondeductible expenses                               321            398            293
Unutilized foreign operating loss                     --          1,037            278
Change in deferred tax valuation allowance          (462)        (1,577)          (809)
Other                                                222             11            183
                                                 -------        -------        -------

                                                 $ 2,549        $ 1,937        $ 1,041
                                                 =======        =======        =======

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                 December 31,
                                                                  ----------------------------------------
                                                                    1996            1995            1994
                                                                  --------        --------        --------
Deferred tax assets:
    Book over tax depreciation                                    $    232        $  1,153        $  1,729
    Compensation liabilities                                         4,945              --              --
    Insurance reserves                                               4,626              --              --
    Other accrued liabilities                                        3,305           1,205           2,887
    Net operating loss carryforwards                                 7,615           6,780           7,268
    Other                                                            4,454           1,070             508
                                                                  --------        --------        --------
                Total deferred tax assets                           25,177          10,208          12,392
                Valuation allowance for deferred tax assets        (12,815)         (8,310)         (9,887)
                                                                  --------        --------        --------
                                                                    12,362           1,898           2,505
                                                                  --------        --------        --------
Deferred tax liabilities:
    Tax over book depreciation                                       1,376             448             346
    Other                                                              111              --             200
                                                                  --------        --------        --------
                Total deferred tax liabilities                       1,487             448             546
                                                                  --------        --------        --------
                Net deferred tax assets                           $ 10,875        $  1,450        $  1,959
                                                                  ========        ========        ========


In connection with the Acquisition, the Company adjusted its deferred tax assets and liabilities as of January 1, 1996 resulting in an increase to deferred tax assets of $13.7 million and related valuation allowance of $5.0 million. The increase in the valuation allowance at January 1, 1996 was related to the Company's estimate of restated deferred tax assets that may not be realized. Any future decrease in the valuation allowance recorded at January 1, 1996 will reduce goodwill. The deferred tax valuation allowance, after considering the effect of the above increase, decreased $462,000 and $1.6 million for the periods ending December 31, 1996 and December 31, 1995, respectively. The decrease in the valuation allowance in 1995 is related to the realization of foreign net operating losses that were previously deferred. The Company's deferred tax assets are expected to be realized principally through future earnings.

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

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. SPECIAL CHARGES (INCOME) AND EXTRAORDINARY LOSS

 Special charges (income) consist of the following (in thousands):

                                              1996           1995            1994
                                            --------       --------        --------
IPO related expenses                        $ 16,611       $     --        $     --
Sale of product lines and assets                  --         (8,458)        (15,648)
Employee terminations and other costs             --             --           1,732
                                            --------       --------        --------
                    Total                   $ 16,611       $ (8,458)       $(13,916)
                                            ========       ========        ========



IPO Related Expenses. In connection with the IPO, the Company incurred certain one-time expenses. The Management Service Agreement was terminated at a cost of $4.4 million ($2.8 million after tax) and will be paid in quarterly installments of $250,000 through March 31, 2001, subject to certain accelerating events. The Company's Value Appreciation Plans were triggered, resulting in awards to certain executives and key employees totaling $12.2 million ($7.6 million after tax) as discussed in Note 8. Also, in connection with the IPO, the existing credit facility was replaced, resulting in the write-off of $6.4 million ($4.0 million after tax) of deferred financing costs related to the existing agreement which has been reflected in the accompanying statement of operations as an extraordinary loss.


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

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Summarized financial information is as follows (in thousands):

Business Segments

                                    OILFIELD     DISTRIBUTION                                   DISPOSED
                                  EQUIPMENT (1)    SERVICES    CORPORATE (2)    ELIMINATION    BUSINESS (3)       TOTAL
                                  -------------    --------    -------------    -----------    ------------      --------
1996

Revenues from:
    Unaffiliated customers          $129,936       $518,685       $     --        $     --        $     --       $648,621
    Intersegment sales                51,732             --             --         (51,732)             --             --
                                    --------       --------       --------        --------        --------       --------
        Total revenues               181,668        518,685             --         (51,732)             --        648,621
Operating income (loss)               21,283         17,483        (20,669)             --              --         18,097
Capital expenditures                   2,055          1,050             31              --              --          3,136
Depreciation and amortization          1,886          1,650             55              --              --          3,591
Identifiable assets                   91,168        154,985         23,378          (2,788)                        266,743

1995

Revenues from:
    Unaffiliated customers          $113,511       $432,292       $     --        $     --        $     --       $545,803
    Intersegment sales                33,006             --             --         (33,006)             --             --
                                    --------       --------       --------        --------        --------       --------
        Total revenues               146,517        432,292             --         (33,006)             --        545,803
Operating income (loss)               10,443          9,435         (2,866)             --           5,227         22,239
Capital expenditures                   3,540          1,157             67              --              --          4,764
Depreciation and amortization          1,899          1,662             34              --              --          3,595
Identifiable assets                   93,287        128,321         69,761          (2,791)             --        288,578

1994

Revenues from:
    Unaffiliated customers          $127,854       $415,722       $     --        $     --        $ 18,477       $562,053
    Intersegment sales                60,041             --             --         (60,041)             --             --
                                    --------       --------       --------        --------        --------       --------
        Total revenues               187,895        415,722             --         (60,041)         18,477        562,053
Operating income (loss)                5,314          9,036         (2,898)             --          17,672         29,124
Capital expenditures                   1,690          1,832             44              --              38          3,604
Depreciation and amortization          1,922          2,564              8              --           1,533          6,027
Identifiable assets                   99,298        162,170         12,150          (5,314)             --        268,304


----------

(1) Operating income/(loss) of the oilfield equipment segment includes special charges (income) of $(3,231) and $1,732 for 1995 and 1994, respectively.

(2) Operating income/(loss) of Corporate includes special charges (income) of $16,611 for 1996. Corporate identifiable assets in 1995 included $65.5 million of cash and cash equivalents.

(3) Operating income/(loss) of the disposed businesses includes special charges (income) of $(5,227) and $(15,648) for 1995 and 1994, respectively. Operating results prior to the disposal date for the business sold in 1995 were immaterial.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Geographic Areas:

                                  UNITED                       UNITED
                                  STATES         CANADA        KINGDOM          OTHER       ELIMINATION        TOTAL
                                 --------       --------       --------        --------     -----------       --------
1996

Revenues from:
    Unaffiliated customers       $521,277       $ 76,137       $ 26,957        $ 24,250       $     --        $648,621
    Interarea sales                29,099            245          1,912             504        (31,760)             --
                                 --------       --------       --------        --------       --------        --------
        Total revenues            550,376         76,382         28,869          24,754        (31,760)        648,621
Operating income                   11,975          1,386          1,926           2,810             --          18,097
Export sales of U.S.                   --          1,845          3,815          90,183             --          95,843
Identifiable assets               200,751         28,503         19,541          17,948             --         266,743

1995

Revenues from:
    Unaffiliated customers       $430,671       $ 59,390       $ 35,776        $ 19,966       $     --        $545,803
    Interarea sales                34,416            878         16,285             233        (51,812)             --
                                 --------       --------       --------        --------       --------        --------
        Total revenues            465,087         60,268         52,061          20,199        (51,812)        545,803
Operating income (loss)            18,707          2,003         (1,383)          2,912             --          22,239
Export sales of U.S.                   --          1,700          1,539          80,075             --          83,314
Identifiable assets               228,817         23,851         17,789          18,121             --         288,578

1994

Revenues from:
    Unaffiliated customers       $442,555       $ 73,052       $ 29,708        $ 16,738       $     --        $562,053
    Interarea sales                26,144            579          9,726             106        (36,555)             --
                                 --------       --------       --------        --------       --------        --------
        Total revenues            468,699         73,631         39,434          16,844        (36,555)        562,053
Operating income (loss)            27,166          1,872           (314)            400             --          29,124
Export sales of U.S.                   --          1,436            635         102,265             --         104,336
Identifiable assets               186,634         34,567         32,136          14,967             --         268,304





13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly results were as follows:


1996                            1ST QUARTER      2ND QUARTER      3RD QUARTER     4TH QUARTER         TOTAL
                                -----------      -----------      -----------     -----------      -----------
Revenues                         $ 141,144        $ 153,499        $ 173,499       $ 180,479        $ 648,621
Gross profit                        18,294           21,793           24,675          26,505           91,267
Special charges/(income)                --               --               --          16,611           16,611
Income (loss) before taxes and
    extraordinary loss               2,081            4,586            7,341          (7,214)           6,794
Income before extraordinary loss     1,434            2,566            4,756          (4,511)           4,245
Extraordinary loss, net of
    income tax benefit of $2,400        --               --               --          (4,000)          (4,000)
Net income                           1,434            2,566            4,756          (8,511)             245
Income per share before
    extraordinary loss                0.10             0.19             0.35           (0.27)            0.18
Net income per share                  0.10             0.19             0.35           (0.51)            0.02

1995

Revenues                         $ 135,935        $ 130,508        $ 133,641       $ 145,719        $ 545,803
Gross profit                        15,067           19,820           17,484          18,641           71,012
Special charges/(income)              (706)          (6,794)             113          (1,071)          (8,458)
Income before taxes                  2,952            7,630            5,423           3,572           19,577
Net income                           2,616            6,762            4,981           3,281           17,640

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SUBSEQUENT EVENTS

     On April 25, 1997, the Company purchased the drilling controls business of Ross Hill Controls and its affiliate, Hill Graham Controls Limited for $19 million in cash. This business involves the manufacture, sale and service of electrical control systems used in conjunction with drilling operations. The transaction will be accounted for under the purchase method of accounting and will not have a material effect on the Company's financial statements.

     On May 15, 1997, the Company purchased 100% of the common stock of PEP, Inc., a manufacturer of petroleum expendable pump products. The Company issued 400,000 shares of common stock to fund the transaction which will be recorded in accordance with the pooling of interests method of accounting. The transaction will not have a material effect on the Company's historical financial statements and financial statements prior to April 1, 1997 will not be restated.

     On May 14, 1997, the Company entered into a definitive agreement with Dreco Energy Services Ltd. to combine the two companies. The terms of the agreement provide for the exchange of 100% of the Dreco common shares for Dreco exchangeable shares, which can be converted into National-Oilwell common shares, in a pooling of interests transaction that is expected to be tax free to both companies. The merger has been approved by the boards of directors of both companies and is subject to various conditions, including approvals by the shareholders of both companies and regulatory approvals in both the United States and Canada.

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