Form 10-Q
period 1997-09-30
NATIONAL OILWELL INC
filed 1997-11-07
CIK 1021860

================================================================================


                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-12317


                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                               76-0475815
---------------------------------------  --------------------------------------
     (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)              Identification No.)


                                 5555 SAN FELIPE
                                 HOUSTON, TEXAS
                                      77056
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 960-5100
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of November 5, 1997, 25,486,170 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        September 30,  December 31,
                                                           1997           1996
                                                         ---------      ---------
                                                         (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                             $  27,730      $  13,611
   Receivables, less allowance of $2,915 and $3,044        180,000        139,186
   Inventories                                             177,117        128,611
   Deferred income taxes                                     2,925          4,028
   Prepaid and other current assets                          5,365          7,963
                                                         ---------      ---------
                                                           393,137        293,399

Property, plant and equipment, net                          68,499         44,446
Deferred income taxes                                       10,906          6,847
Goodwill                                                    25,041          6,327
Other assets                                                   519          1,499
                                                         ---------      ---------
                                                         $ 498,102      $ 352,518
                                                         =========      =========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                     $   1,385      $   6,100
   Accounts payable                                         96,482         87,461
   Customer prepayments                                     22,908          5,889
   Accrued compensation                                     10,204          9,778
   Accrued income taxes                                     10,928          3,439
   Other accrued liabilities                                22,746         11,835
                                                         ---------      ---------
                                                           164,653        124,502

Long-term debt                                              67,596         39,136
Insurance reserves                                           6,078          6,599
Deferred income taxes                                        2,254          1,913
Other liabilities                                            8,721         11,352
                                                         ---------      ---------
                                                           249,302        183,502

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 25,328,021 shares
       and 23,543,717 shares issued and outstanding            253            235
       at September 30, 1997 and December 31, 1996
    Additional paid-in capital                             198,350        149,497
    Cumulative translation adjustment                       (5,027)        (2,302)
    Retained earnings                                       55,224         21,586
                                                         ---------      ---------
                                                           248,800        169,016
                                                         ---------      ---------
                                                         $ 498,102      $ 352,518
                                                         =========      =========




        The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                         ------------------------      ------------------------
                                            1997          1996            1997           1996
                                         ---------      ---------      ---------      ---------

Revenues                                 $ 264,959      $ 200,773      $ 705,719      $ 561,023

Cost of revenues                           209,607        166,015        568,689        472,808
                                         ---------      ---------      ---------      ---------

Gross profit                                55,352         34,758        137,030         88,215

Selling, general and administrative         26,650         21,356         73,690         57,547

Special charge                              10,660             --         10,660             --
                                         ---------      ---------      ---------      ---------

Operating income                            18,042         13,402         52,680         30,668

Other income (expense):
    Interest and financial costs            (1,768)        (3,413)        (4,803)       (10,167)
    Interest income                            466            207          1,292          1,131
    Other                                      (25)           619           (194)           669
                                         ---------      ---------      ---------      ---------

Income before income taxes
          and extraordinary loss            16,715         10,815         48,975         22,301

Provision for income taxes                   7,268          3,948         18,764          9,243
                                         ---------      ---------      ---------      ---------

Income before extraordinary loss             9,447          6,867         30,211         13,058

Extraordinary loss net of income tax
             benefit of $376                  (623)            --           (623)            --
                                         ---------      ---------      ---------      ---------

Net income                               $   8,824      $   6,867      $  29,588      $  13,058
                                         =========      =========      =========      =========


Weighted average shares outstanding         26,067         19,499         25,886         19,482
                                         =========      =========      =========      =========

Income per share:
          Before extraordinary loss      $    0.36      $    0.35      $    1.17      $    0.67
          Extraordinary loss                 (0.02)            --          (0.03)            --
                                         ---------      ---------      ---------      ---------
          Net income                     $    0.34      $    0.35      $    1.14      $    0.67
                                         =========      =========      =========      =========




        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)



                                                                Nine Months Ended September 30,
                                                                ------------------------------
                                                                      1997           1996
                                                                   ---------      ---------
Cash flow from operating activities:
   Net income                                                      $  29,588      $  13,058
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                  10,480          6,342
       Provision for losses on receivables                              (395)           531
       Provision for deferred income taxes                              (894)         1,720
       Gain on sale of assets                                         (2,393)        (1,698)
       Foreign currency transaction (gain) loss                          115            (34)
       Special charge                                                 10,660             --
       Extraordinary loss, net of tax benefit                            623             --
   Changes in operating assets and liabilities:
       Decrease (increase) in receivables                            (30,891)       (34,621)
       Decrease (increase) in inventories                            (37,654)        (2,176)
       Decrease (increase) in prepaid and other current assets        (1,157)          (748)
       Increase (decrease) in accounts payable                         3,779         (3,900)
       Increase (decrease) in other assets/liabilities, net            8,945          3,428
                                                                   ---------      ---------

            Net cash provided (used) by operating activities          (9,194)       (18,098)
                                                                   ---------      ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                       (19,462)       (10,780)
    Proceeds from sale of assets                                       4,081          2,490
    Acquisition of businesses, net of cash acquired                  (18,045)            --
    Acquisition of partnership, net of cash acquired                      --       (106,248)
    Other                                                             (1,403)          (350)
                                                                   ---------      ---------

            Net cash provided (used) by investing activities         (34,829)      (114,888)
                                                                   ---------      ---------

Cash flow from financing activities:
    Proceeds from revolving line of credit, net                       45,095         (7,321)
    Payments on long-term debt                                       (21,359)            --
    Proceeds from issuance of common stock                            37,700         30,749
    Acquisition debt proceeds                                             --        103,378
                                                                   ---------      ---------

            Net cash provided (used) by financing activities          61,436        126,806
                                                                   ---------      ---------

Effect of exchange rate losses on cash                                (1,544)            --
                                                                   ---------      ---------

Increase (decrease) in cash and equivalents                           15,869         (6,180)
Cash and cash equivalents, beginning of period                        13,611         21,391
Change in cash during period to conform year end                      (1,750)        (5,626)
                                                                   ---------      ---------
Cash and cash equivalents, end of period                           $  27,730      $   9,585
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

     Effective September 25, 1997, National-Oilwell completed a combination ("Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share ("Dreco Common Share") outstanding was converted into a Dreco Exchangeable Share at an exchange ratio of .9159 of an Exchangeable Share for each Dreco Common Share outstanding at September 25, 1997 and, accordingly, approximately 7.2 million Exchangeable Shares were issued.

     Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. In addition, options to purchase Dreco Common Shares were converted into options to purchase shares of National-Oilwell common stock at the same exchange ratio.

     The Combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of National-Oilwell and Dreco have been combined and all prior periods have been restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares.

     National-Oilwell has a year end of December 31 and, prior to the Combination, Dreco had a year end of August 31. The restated financial statements combine the December 31, 1996 balance sheet of National-Oilwell with the November 30, 1996 balance sheet of Dreco, while reflecting the combination of the September 30, 1997 balance sheet of each company. The income statement reflects the combination of the three months ended September 30, 1997 for each company, compared to the combination of the three months ended September 30, 1996 for National-Oilwell with the three months ended August 31, 1996 for Dreco. For the 1997 nine month period, the nine months ended September 30, 1997 for National-Oilwell is combined with the six months ended May 31, 1997 and the three months ended September 30, 1997 for Dreco. For the 1996 nine month period, the nine months ended September 30, 1996 for National-Oilwell is combined with the nine months ended August 31, 1996 for Dreco. As a result of conforming reporting periods subsequent to the Combination to a calendar quarter basis, the operating results for Dreco for the month of June 1997 were included in the Consolidated Statements of Stockholders' Equity. For June 1997, Dreco recorded revenues of $13.4 million, net income of $917,000 and net income per share of $0.04.

     Revenues and net income before special charges and extraordinary loss of the separate companies for the period preceding the combination were as follows (in thousands):



                                               Nine Months Ended
                                               September 30,1997
                                               -----------------
Revenues
       National-Oilwell                           $593,415
       Dreco                                       112,304
                                                  --------
                                                  $705,719
                                                  ========

Net income before special charges
  and extraordinary loss
       National-Oilwell                           $ 25,348
       Dreco                                        12,991
                                                  --------
                                                  $ 38,339
                                                  ========

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the restated consolidated financial statements and notes thereto for the three years ended December 31, 1996 to be included in a Current Report on Form 8-K. No significant accounting changes have occurred during the nine months ended September 30, 1997.


2.   ACQUISITIONS

     On December 2, 1996, Dreco acquired 100% of the issued and outstanding shares of Vector Oil Tool Ltd. ("Vector") for consideration of 389,000 Dreco Common Shares (as adjusted for the exchange ratio in the Combination) and cash consideration of $1,481,000. This business involves the manufacture, sale, rental and service of downhole motors and other products. The transaction was accounted for using the purchase method and did not have a material effect on the Company's consolidated financial statements. Results of operations for Vector are included, by virtue of the Combination described above, in the Company's financial statements for reporting periods beginning in 1997.

     On April 25, 1997, the Company purchased the drilling controls business of Ross Hill Controls and its affiliate, Hill Graham Controls Limited for approximately $20 million in cash. This business involves the manufacture, sale and service of electrical control systems used in conjunction with drilling operations. The transaction was accounted for under the purchase method of accounting and did not have a material effect on the Company's financial statements.

     On May 15, 1997, the Company acquired by merger 100% of the common stock of PEP, Inc., a manufacturer of petroleum expendable pump products. The Company issued 400,000 shares of common stock pursuant to the transaction which was recorded in accordance with the pooling-of-interests method of accounting. The transaction did not have a material effect on the Company's historical financial statements and financial statements prior to April 1, 1997 were not restated.


3.   INVENTORIES Inventories consist of (in thousands):

                                         September 30,       December 31,
                                             1997                1996
                                           --------            --------
Raw materials                              $ 17,381            $ 12,854
Work in process                              23,747               8,367
Finished goods                              135,989             107,390
                                           --------            --------
                                           $177,117            $128,611
                                           ========            ========


4.   STATEMENTS OF CASH FLOWS

     The following information is provided to supplement the Statements of Cash Flows (in thousands):


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1997                1996
                                                ----------         ------------
Cash paid during the period for:
     Interest                                      $ 2,629             $ 6,066
     Income taxes                                   12,225               2,429

5.   LONG-TERM DEBT

     On September 25, 1997, the Company entered into a new five-year unsecured $125 million revolving credit facility (the "New Credit Facility") that was used in part to repay in full amounts outstanding under the previous credit facility as well as the seller notes payable, together with deferred interest, incurred in connection with the Acquisition. The balance of the New Credit Facility will be available for acquisitions and general corporate purposes. The New Credit Facility provides for interest at prime or LIBOR plus 0.5%, subject to adjustment based on the Company's Capitalization Ratio, as defined. The New Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.


6.   SPECIAL CHARGE

     In connection with the Combination described in Note 1 above, National-Oilwell incurred one-time combination expenses of $10.7 million ($8.1 million net of income taxes, or $0.31 per share) related to various professional fees and integration costs.


7.   EXTRAORDINARY LOSS

     The replacement of the previous credit facility by the New Credit Facility described in Note 4, resulted in the write-off of $1.0 million ($0.6 million after tax) in deferred financing costs related to the replaced agreement.


8.   COMMON STOCK

     On December 2, 1996, the Company issued 389,000 Dreco Common Shares (as adjusted for the exchange ratio in the Combination) in connection with the acquisition of Vector Oil Tool Ltd. (see Note 2). On December 10, 1996, the Company completed the sale of 1,053,000 Dreco Common Shares (as adjusted for the exchange ratio in the Combination) for total net proceeds of $39.2 million. As these transactions were completed by Dreco after November 30, 1996, the effect is included in the September 30, 1997 combined balance sheet but not in the December 31, 1996 combined balance sheet (see Note 1).

     On October 10, 1997 the Company's Board of Directors declared a 2-for-1 stock split in the form of a one-for-one stock dividend payable on November 18, 1997 to stockholders of record on November 10, 1997. The financial statements included herein have not been restated to reflect the stock split.

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

     Effective September 25, 1997, National-Oilwell completed a combination (the "Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share ("Dreco Common Share") outstanding was converted into a Dreco Exchangeable Share at an exchange ratio of .9159 of an Exchangeable Share for each Dreco Common Share outstanding at September 25, 1997 and, accordingly, approximately 7.2 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock.

     The Combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of National-Oilwell and Dreco have been combined and all prior periods have been restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares.

     National-Oilwell has a year end of December 31 and, prior to the Combination, Dreco had a year end of August 31. The restated financial statements combine the December 31, 1996 balance sheet of National-Oilwell with the November 30, 1996 balance sheet of Dreco, while reflecting the combination of the September 30, 1997 balance sheet of each company. The income statement reflects the combination of the three months ended September 30, 1997 for each company, compared to the combination of the three months ended September 30, 1996 for National-Oilwell with the three months ended August 31, 1996 for Dreco. For the 1997 nine month period, the nine months ended September 30, 1997 for National-Oilwell is combined with the six months ended May 31, 1997 and the three months ended September 30, 1997 for Dreco. For the 1996 nine month period, the nine months ended September 30, 1996 for National-Oilwell is combined with the nine months ended August 31, 1996 for Dreco. As a result of conforming reporting periods subsequent to the Combination to a calendar quarter basis, the operating results for Dreco for the month of June 1997 were included in the Consolidated Statements of Stockholders' Equity. For June 1997, Dreco recorded revenues of $13.4 million, net income of $917,000 and net income per share of $0.04.

     During 1996 and 1997, the capital structure of the Company changed significantly. In January 1996, the Company acquired the operations of National-Oilwell (the "Acquisition"), resulting in the incurrence of significant amounts of debt and related interest expense. On October 29, 1996, the Company sold 4.6 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds from the IPO of approximately $72 million were used to repay debt incurred in connection with the Acquisition. On December 10, 1996, the Company sold 1,053,000 Dreco Common Shares (as adjusted for the exchange ratio in the Combination) for proceeds of $39.2 million. This latter transaction is reflected in the financial statements as a 1997 occurrence due to the combination of differing balance sheet dates.

     In December 1996, the Company acquired the stock of Vector Oil Tool Ltd. for consideration of 389,000 Dreco Common Shares (as adjusted for the exchange ratio in the Combination) and cash consideration of $1,481,000. Results of operations for Vector are included in the Company's financial statements for reporting periods beginning in 1997 due to the combination of differing reporting periods. During the second quarter of 1997, the Company completed the acquisition of the drilling controls business of Ross Hill Controls and its affiliate for $20 million in cash, and acquired by merger 100% of the common stock of PEP, Inc. in exchange for 400,000 shares of National-Oilwell common stock. These transactions did not have a material effect on the Company's historical financial statements.

     RESULTS OF OPERATIONS

     Operating results by segment are as follows (in millions):


                                           Quarter Ended        Nine Months Ended
                                           September 30,          September 30,
                                       --------------------    --------------------
                                         1997        1996        1997        1996
                                       --------    --------    --------    --------
Revenues
     Products and Technology           $  102.3    $   70.5    $  248.0    $  201.9
     Downhole Products                     18.1        10.3        48.6        25.4
     Distribution Services                162.4       134.5       456.8       371.8
     Eliminations                         (17.8)      (14.5)      (47.7)      (38.1)
                                       --------    --------    --------    --------
               Total                   $  265.0    $  200.8    $  705.7    $  561.0
                                       ========    ========    ========    ========

Operating Income
     Products and Technology           $   15.0    $    6.9    $   31.7    $   16.6
     Downhole Products                      7.7         4.5        18.5         8.9
     Distribution Services                  8.1         4.6        19.5        12.0
     Corporate                             (2.1)       (2.7)       (6.3)       (6.8)
                                       --------    --------    --------    --------
                                           28.7        13.4        63.4        30.7
     Special Charge                        10.7          --        10.7          --
                                       --------    --------    --------    --------
               Total                   $   18.0    $   13.4    $   52.7    $   30.7
                                       ========    ========    ========    ========


     Products and Technology

     The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and reciprocating pumps, as well as complete land drilling and well servicing rigs and structural components such as masts, derricks and substructures. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of the Company's and other manufacturers' equipment.

     Backlog of the Products and Technology group has grown throughout 1997 and was $240 million at September 30, 1997, compared to $38 million at December 31, 1996. Substantially all of the current backlog will be shipped by the end of 1998.

     Revenues for the Products and Technology segment increased by $31.8 million (45%) in the third quarter of 1997 as compared to the same quarter in 1996 due to the inclusion of $7.6 million of revenues generated by acquisitions completed during 1997 that were not restated for 1996 and due to increased revenues from the sale of drilling capital equipment and spare parts. Operating income increased by $8.1 million (117%) in the third quarter compared to the same quarter in 1996, with $1.5 million of the increase due to the acquired businesses and the balance due to higher activity levels.

     Products and Technology revenues increased $46.1 million (23%) in the first nine months of 1997 as compared to the same period in 1996 due primarily to an increase in demand for drilling capital equipment and spare parts, fluid end expendable parts, and reciprocating pumps and associated parts, as well as the acquisitions noted above. Operating income for the Products and Technology segment increased $15.1 million (91%) in the first nine months of 1997 as compared to the prior year period, representing 33% of the revenue increase.

     Downhole Products

     National-Oilwell designs and manufactures drilling motors and specialized drilling tools for rent and sale. Rentals generally involve products that are not economical for a customer to own or maintain because of the broad range of equipment required for the diverse hole sizes and depths encountered in drilling for oil and gas. Sales generally involve products that require infrequent service, are disposable or are sold in countries where National-Oilwell does not provide repair and maintenance services.

     Downhole Products revenues increased by $7.8 million (76%) in the third quarter of 1997 and $23.2 million (91%) in the first nine months of 1997 when compared to the same periods in 1996, primarily due to the inclusion of Vector in both periods.

     Operating income for the Downhole Products segment increased by $3.2 million (71%) in the third quarter of 1997 compared to the same quarter in 1996. Nine month operating income results for 1997 have increased by $9.6 million (108%) over the same period in 1996. The Vector acquisition accounted for virtually all of this increase.

     Distribution Services

     Distribution Services revenues result primarily from the sale of MRO products from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment.

     Distribution Services revenues during the third quarter of 1997 exceeded the comparable 1996 period by $27.9 million. This 21% increase reflects the increased spending levels of the Company's alliance partners and other customers. Sales of MRO products, tubular products, drilling spares and fluid end expendable parts accounted for all of this increase. Operating income in the third quarter of 1997 was $3.5 million (76%) greater than the third quarter of 1996. An increase in operating expenses offset part of the margin recorded due to the volume improvement, netting a 13% flow through of the revenue increase.

     Revenues during the first nine months of 1997 increased $85.0 million (23%) over the comparable 1996 period. Significant increases in the sales of MRO products ($34 million), tubular goods ($34 million), drilling spares ($7 million) and production products ($6 million) generated the majority of this gain. Operating income increased $7.5 million (63%) during the first nine months of 1997 compared to the same period in 1996. A portion of the increased margin from the higher revenue levels was offset by higher operating costs associated with the addition in the second half of 1996 of operating and administrative personnel in order to better manage assets and in anticipation of the revenue growth that was achieved in 1997.

     Corporate

     Corporate costs during the third quarter of 1997 were $0.6 million lower than the prior year due to the absence of an incentive compensation accrual adjustment that was recorded in the 1996 period by Dreco. Corporate costs were comparable between the nine month periods.

     Special Charge

     In connection with the Combination, National-Oilwell incurred one-time combination expenses of $10.7 million ($8.1 million net of income taxes, or $0.31 per share) related to various professional fees and integration costs.

     Interest Expense

     Interest expense decreased substantially during the three months and nine months ended September 30, 1997 due to substantially lower levels of debt that resulted from the reductions made using cash proceeds from the IPO in late 1996.

     Income Taxes

     The income tax rate for the nine months ended September 30, 1997 of 38% was affected by certain nondeductible Combination expenses in the third quarter, offset in part by certain one-time Canadian tax credits recorded in the first two quarters by Dreco.

     Extraordinary Loss

     The replacement of the previous credit facility by the New Credit Facility described below, resulted in the write-off of $1.0 million ($0.6 million after tax) in deferred financing costs related to the replaced agreement.


     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had working capital of $228 million, an increase of $60 million from December 31, 1996. During the first nine months of 1997, net of non-restated acquisitions, accounts receivable increased by $41 million, as quarterly revenues increased steadily through this period. Inventories increased by $49 million, due to specific build programs and in response to increasing demand for oilfield equipment and supplies, offset in part by an increase in customer prepayments of $17 million, accounts payable of $9 million and accrued income taxes of $7 million.

     The Company's increased business levels have required an increase in expenditures for capital equipment. Total capital expenditures were $19.5 million during the first nine months of 1997. Additions to the downhole rental fleet and enhancements to information and inventory control systems represent a large portion of these capital expenditures. Additional capital expenditures of as much as $10 million are anticipated in 1997 to meet the Company's operating needs, including the acquisition of a facility for approximately $6 million that is currently being leased and further enhancements to the Company's information systems. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 1998 for its products and services. Any significantly greater increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in additional increases in capital expenditures.

     On September 25, 1997, the Company entered into a new five-year unsecured $125 million revolving credit facility (the "New Credit Facility") that was used in part to repay in full amounts outstanding under the previous credit facility as well as the seller notes payable, together with deferred interest, incurred in connection with the Acquisition. The balance of the New Credit Facility will be available for acquisitions and general corporate purposes. The New Credit Facility provides for interest at prime or LIBOR plus 0.5%, subject to adjustment based on the Company's Capitalization Ratio, as defined. The New Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

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

     The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the New Credit Facility or new debt issuances, but may also issue additional equity in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.


     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and earlier adoption is not permitted. Initial adoption of this standard is not expected to have a material impact on National-Oilwell's financial statements.


     FORWARD-LOOKING STATEMENTS

     This document, other than historical financial information, may contain forward-looking statements that involve risks and uncertainties. Readers are referred to documents filed by the Company with the Securities and Exchange Commission which identify significant risk factors which could cause actual results to differ from those contained in the forward-looking statements, including "Risk Factors" at Item 1 of the Annual Report on Form 10-K, as amended.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on September 25, 1997.

     Stockholders approved the Combination Agreement dated as of May 14, 1997, as amended, between National-Oilwell and Dreco Energy Services Ltd., and the transactions contemplated thereby, by the following votes: for - 17,066,672; against - 1,015; abstained - 4,615.

     Stockholders also approved and adopted a recapitalization plan pursuant to which the Amended and Restated Certificate of Incorporation authorizes 75,000,000 shares of Common Stock and one share of Special Voting Stock, by the following votes: for - 16,940,791; against - 125,035; abstained - 6,476.

     There were no broker non-votes.


ITEM 5. OTHER INFORMATION

     For October 1997, the first full month following the Combination, National-Oilwell reported consolidated revenues of $89 million and net income of $5.2 million ($0.20 per share, assuming the exchange of all Exchangeable Shares).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1      Loan Agreement dated as of September 25, 1997

         27.1      Financial Data Schedule

                   Restated Financial Data Schedule, Exhibit 27.1 on Form 10-Q for the Quarter Ended June 30, 1997 filed August 14, 1997

                   Restated Financial Data Schedule, Exhibit 27.1 on Form 10-Q for the Quarter Ended March 31, 1997 filed May 13, 1997

     (b) Reports on Form 8-K

     The Company has not filed any report on Form 8-K during the quarter for which this report is filed. A report on Form 8-K was filed on October 8, 1997 regarding the completion of the Combination and a report on Form 8-K will be filed on November 7, 1997 to provide a revised Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Restated Consolidated Financial Statements on that basis.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:      November 7, 1997            /s/ Steven W. Krablin
           --------------------------       -----------------------------
                                                Steven W. Krablin
                                                Principal Financial and
                                                Accounting Officer and Duly
                                                Authorized Signatory

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------
    10.1      Loan Agreement dated as of September 25, 1997

    27.1      Financial Data Schedule

              Restated Financial Data Schedule, Exhibit 27.1 on Form 10-Q for the Quarter Ended June 30, 1997 filed August 14, 1997

              Restated Financial Data Schedule, Exhibit 27.1 on Form 10-Q for the Quarter Ended March 31, 1997 filed May 13, 1997