Form 10-K405
period 1997-12-31
NATIONAL OILWELL INC
filed 1998-03-16
CIK 1021860

===============================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
===============================================================================
(Mark one)


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                76-0475815
 --------------------------                                  ---------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                                 5555 SAN FELIPE
                                 HOUSTON, TEXAS
                                      77056

                     --------------------------------------
                    (Address of principal executive offices)

                                 (713) 960-5100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.01                       NEW YORK STOCK EXCHANGE
----------------------------                       -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 9, 1998, 51,665,804 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and, excluding solely for purposes of this calculation 22,375,572 shares beneficially owned by directors, executive officers and 5% or more stockholders, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $844 million. By this calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any person.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated in Part III of this report.

                                     Part I

ITEM 1.   BUSINESS

GENERAL

National-Oilwell is a worldwide leader in the design, manufacture and sale of machinery, equipment and downhole products used in oil and gas drilling and production, as well as in the distribution to the oil and gas industry of maintenance, repair and operating products.

National-Oilwell manufactures and assembles drilling machinery, including drawworks, mud pumps and power swivels (also known as "top drives"), which are the major mechanical components of drilling rigs, as well as masts, derricks and substructures. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. The Company estimates that approximately 65% of the mobile offshore rig fleet and the majority of the world's larger land rigs (2,000 horsepower and greater) manufactured in the last twenty years utilize drawworks, mud pumps and other drilling machinery components manufactured by National-Oilwell.

As a result of the combination with Dreco Energy Services Ltd. ("Dreco"), completed on September 25, 1997, ("Combination"), National-Oilwell expanded its machinery and equipment capabilities and also added a business segment that designs and manufactures drilling motors and specialized drilling tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Drilling tools include drilling jars, shock tools and other specialized products.

National-Oilwell also provides distribution services through its network of distribution service centers located near major drilling and production activity worldwide, but principally in the United States and Canada. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for National-Oilwell equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, National-Oilwell's distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support.

Over the last fifteen years, much of the demand for drilling machinery and equipment has been satisfied from the large surplus built during the late seventies and early eighties. National-Oilwell believes the surplus has been reduced substantially over this period, especially for higher capacity machinery and equipment for which National-Oilwell is a leading supplier. Drilling activity worldwide has increased significantly since early 1996, with demand for oil and gas rising and inventories comparatively low. In addition, increased use of 3-D seismic, directional drilling and other technologies have lowered the cost of finding and developing hydrocarbons, thereby further increasing the incentive to explore for new reserves. As a result of these industry conditions, drilling contractors have experienced significant increases in the prices they charge for their services and equipment, and the resulting higher cash flows are enabling capital spending to replace and upgrade the aging drilling rig fleet.

Current and near term expectations for oil prices declined in late 1997 and early 1998 due to concerns about excess production, reduced demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. See "Risk Factors" included in this section.

National-Oilwell was incorporated in Delaware in 1995, with its principal executive offices located at 5555 San Felipe, Houston, Texas 77056, and its telephone number is (713) 960-5100.

BUSINESS STRATEGY

National-Oilwell's current business strategy is to enhance its market positions and operating performance by:

Leveraging Its Installed Base of Higher Capacity Drilling Machinery and Equipment National-Oilwell believes its market position presents substantial opportunities to capture a significant portion of expenditures for the construction of new, higher capacity drilling rigs and equipment as well as the upgrade and refurbishment of existing drilling rigs and equipment. The Company believes the advanced age of the existing fleet of drilling rigs, coupled with drilling activity involving greater depths and extended reach, will generate demand for new equipment, especially in the higher capacity end of the market. National-Oilwell's larger drawworks, mud pumps and power swivels provide, in many cases, the largest capacities currently available in the industry.


Expanding Its Downhole Products Business

National-Oilwell believes that the strengthened marketing and distribution capabilities resulting from the Combination provide an opportunity for growth in the rental and sale of high-performance drilling motors and downhole tools, especially for use in directional, horizontal, extended reach and other value-added drilling applications.


Building on Distribution Strengths and Alliance/Outsourcing Trends

National-Oilwell has developed and implemented integrated information and process systems that enhance procurement, inventory management and logistics activities. As a result of efficiency initiatives, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers, or outsourcing their procurement, inventory management and logistics requirements for equipment and supplies in order to achieve cost and capital improvements. National-Oilwell believes that it is well positioned to provide these services as a result of its (i) large and geographically diverse network of distribution service centers in major oil and gas producing areas, (ii) purchasing leverage due to the volume of products sold, (iii) breadth of available product lines and (iv) information systems that offer customers enhanced online and onsite services. In addition, the strategic integration of National-Oilwell's distribution expertise, extensive distribution network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of National-Oilwell's manufactured parts and equipment.


Continuing to Make Acquisitions That Enhance its Product Line

National-Oilwell believes that the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and become affiliated with integrated product offerings, and National-Oilwell plans to participate in this trend. During 1997, the Company made three acquisitions: in September, National-Oilwell completed the Combination, which enables the Company to provide a more complete rig package to its customers; in May, the Company acquired PEP, Inc., a manufacturer of petroleum expendable pump products that are similar to those manufactured by National-Oilwell; and, in April, the Company acquired the drilling controls business of Ross Hill Controls, a leader in the manufacture, sale and service of innovative electrical control systems used in conjunction with drilling operations.

OPERATIONS

Products and Technology

National-Oilwell designs, manufactures and sells the major mechanical components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. The major mechanical components include drawworks, mud pumps, power swivels, SCR houses, traveling equipment and rotary tables. These are the major components involved in the primary functions of drilling oil and gas wells, which consist of pumping fluids and hoisting, supporting and rotating the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new rigs and used in the upgrade, refurbishment and repair of existing rigs.

While offering a complete line of conventional rigs, National-Oilwell has extensive experience in providing rig designs to satisfy requirements for harsh or specialized environments. Such products include North Slope of Alaska and Arctic drilling and well servicing rigs, highly mobile drilling and well servicing rigs for jungle and desert use, modular well servicing rigs for offshore platforms and modular drilling facilities for North Sea platforms. Masts, derricks and substructures are made for use on land rigs and on fixed and mobile offshore platforms and are suitable for drilling to maximum depths up to more than 30,000 feet. Other products include pedestal cranes, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers' pumps. National-Oilwell's business includes the sale of replacement parts for its own manufactured machinery and equipment.


Downhole Products

National-Oilwell designs and manufactures drilling motors and specialized drilling tools for rent and sale. Rentals generally involve products that are not economical for a customer to own or maintain because of the broad range of equipment required for the diverse hole size and depths encountered in drilling for oil and gas. Sales generally involve products that require infrequent service, are disposable or are sold in countries where National-Oilwell does not provide repair and maintenance services.

National-Oilwell's drilling motors are devices placed between the drill string and the drill bit to cause the bit to rotate without necessarily rotating the drill string. Drilling motors are essential components in systems for horizontal, directional, extended reach and performance drilling. National-Oilwell often rents its drilling motors, retaining control over the servicing and maintenance function so as to preserve their operating reliability. National-Oilwell is continuing to enhance and broaden the range of its drilling motors by, among other things, widening the size range offered, reducing the initial cost and ongoing repair and maintenance cost and developing alternative designs of motor bearing assembly sealing systems and speed reduction systems.

National-Oilwell manufactures hydraulic-mechanical and mechanical drilling jars and shock tools. Drilling jars are used to assist in releasing a drill string that becomes stuck in a well bore. A shock tool is a downhole shock absorber that is placed low in the drill string and is intended to extend bit life, reduce drill string failures and reduce damage to the drilling rig. National-Oilwell also manufactures and rents or sells fishing jars, bumper subs, reamers, stabilizers and kelly and tubing safety valves.

Distribution Services

National-Oilwell provides distribution services through its network of approximately 120 distribution service centers located near major drilling and production activity worldwide, but principally in the United States and Canada. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for National-Oilwell equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, National-Oilwell's distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, management believes that National-Oilwell has a competitive advantage in the distribution services business by distributing market-leading products manufactured by its Products and Technology business.

The supplies and equipment stocked by National-Oilwell's distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items. Most drilling contractors and oil and gas companies typically buy such supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from National-Oilwell's list price for each product or product category.

National-Oilwell's tubular business is focused on the procurement, inventory management and delivery of oil country tubular goods manufactured by third parties. Tubular goods primarily consist of well casing and production tubing used in the drilling, completion and production of oil and gas wells. Well casing is used to line the walls of a well bore to provide structural support. Production tubing provides the conduit through which the oil or gas will be brought to the surface upon completion of the well. Substantially all sales of tubular goods are made through National-Oilwell's direct sales force and have historically been concentrated in North America.

Strategic alliances constitute a significant percentage of the Company's business and differ from standard agreements for supplies and equipment in that National-Oilwell becomes the customer's primary supplier of those items. In certain cases, National-Oilwell has assumed responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer's facilities.


Marketing

Substantially all of National-Oilwell's drilling machinery, equipment and spare parts sales, and a large portion of its smaller pumps and parts sales, are made through National-Oilwell's direct sales force and distribution service centers. Sales to foreign state-owned oil companies are typically made in conjunction with agent or representative arrangements. Distribution sales are made through the Company's network of distribution service centers. National-Oilwell's downhole products are rented in Canada and Venezuela and marketed worldwide through its own sales force and through commission representatives. Customers for all of National-Oilwell's products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.


Competition

The oilfield services and equipment industry is highly competitive and National-Oilwell's revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. National-Oilwell competes in one or more of its segments with a large number of companies, none of which are dominant in that particular segment.

Manufacturing and Backlog

National-Oilwell has numerous principal manufacturing facilities located in the United States and Canada. National-Oilwell also outsources the manufacture of parts or purchases components from qualified subcontractors. The Company's manufacturing operations require a variety of components, parts and raw materials which National-Oilwell purchases from multiple commercial sources. National-Oilwell has not experienced and does not expect any significant delays in obtaining deliveries of essential components, parts or raw materials.

Sales of products are made on the basis of written orders and oral commitments. The Company's backlog for equipment at December 31, 1997 was $270 million as compared to $38 million at December 31, 1996. The level of backlog at any particular time is not necessarily indicative of the future operating performance of National-Oilwell, and orders may be changed at any time. Substantially all of the current backlog will be shipped by the end of 1998.


Distribution Suppliers

National-Oilwell obtains products sold by its Distribution Services business from a number of suppliers, including its own Products and Technology segment. National-Oilwell does not believe that any one supplier of products is material to the Company. For the year ended December 31, 1997, National-Oilwell purchased approximately one third of its tubular requirements pursuant to a distribution agreement with the U.S. Steel Group of USX Corporation, and its remaining requirements from various suppliers. National-Oilwell has not experienced and does not foresee experiencing a shortage in products or tubular goods sold by the Company, although order lead times for tubular goods have increased over the last year due to higher demand for these products.


Engineering

National-Oilwell maintains a staff of engineers and technicians to (i) design and test new products, components and systems for use in drilling and pumping applications, (ii) enhance the capabilities of existing products and (iii) assist the Company's sales organization and customers with special projects. National-Oilwell's product engineering efforts focus on developing technology to improve the economics and safety of drilling and pumping processes. National-Oilwell has recently developed a 1,000 ton capacity power swivel to complement its lower capacity models, and has also introduced a 6,000 horsepower heave compensating drawworks and dual derrick systems to increase customer efficiencies on deep water drilling rigs at extended depths and during horizontal drilling.


Patents and Trademarks

National-Oilwell owns or has a license to use a number of patents covering a variety of products. Although in the aggregate these patents are of importance, the Company does not consider any single patent to be of a critical or essential nature. In general, National-Oilwell depends on technological capabilities, quality products and application of its expertise rather than patented technology in the conduct of its business. The Company enjoys significant product name-brand recognition, principally through its National-Oilwell(R), Dreco(R), Ross Hill, Trudril(R), Vector(R), Griffith(R) and Mission-Fluid King(R) trade names.


EMPLOYEES

As of December 31, 1997, National-Oilwell had a total of 3,138 employees, 1,677 of whom were salaried and 1,461 of whom were paid on an hourly basis. Of this workforce, 1,152 of the employees are employed by the Company's foreign subsidiaries and are located outside the United States. National-Oilwell considers its relationship with its employees to be good.

RISK FACTORS

In evaluating National-Oilwell and its business, the following risk factors should be considered.

Dependence on Oil and Gas Industry

National-Oilwell's businesses are substantially dependent upon the condition of the oil and gas industry and the industry's willingness to explore for and produce oil and gas. The degree of such willingness is generally dependent upon the prevailing view of future product prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including the level of drilling activity, worldwide economic activity, interest rates and the cost of capital, the development of alternate energy sources, environmental regulation, tax policies, political requirements of national governments, coordination by the Organization of Petroleum Exporting Countries ("OPEC") and the cost of producing oil and gas. Any significant reduction in demand for drilling services, in cash flows of drilling contractors or in rig utilization rates below current levels could result in a drop in demand for products manufactured and sold by National-Oilwell.


Volatility of Oil and Gas Prices

Oil and gas prices and activity have been characterized by significant volatility over the last twenty years. Since 1986, spot oil prices (West Texas Intermediate) have ranged from a low of approximately $11 per barrel in 1986 to a high of approximately $40 per barrel in 1991; spot gas prices (Henry Hub) have ranged from lows below $1.00 per mcf of gas in 1992 to highs above $3.00 per mcf in 1996 and 1997. These price changes have caused numerous shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type manufactured by National-Oilwell. Moreover, uncertainty with respect to the stability and direction of future prices has often led to deferral of such expenditures. No assurance can be given as to the future price levels of oil and gas or the volatility thereof, or that the future price of oil and gas will be sufficient to support current levels of exploration and production.


Highly Competitive Industry

The oilfield products and services industry is highly competitive. The revenues and earnings of National-Oilwell can be affected by competitive actions such as price changes, introduction of new technologies and products or improved availability and delivery. National-Oilwell competes with a large number of companies, some of which may offer certain more technologically advanced products, possess greater financial resources and have more extensive and diversified operations.


Potential Product Liability and Warranty Claims

Certain products of National-Oilwell are used in potentially hazardous drilling, completion and production applications that can cause personal injury or loss of life, damage to property, equipment or the environment and suspension of operations. National-Oilwell maintains insurance coverage in such amounts and against such risks as it believes to be in accordance with normal industry practice. Such insurance does not, however, provide coverage for all liabilities (including liabilities for certain events involving pollution), and there can be no assurance that such insurance will be adequate to cover all losses or liabilities that may be incurred by National-Oilwell in its operations. Moreover, no assurance can be given that National-Oilwell will, in the future, be able to maintain insurance at levels it deems adequate and at rates it considers reasonable or that any particular types of coverage will be available. Litigation arising from a catastrophic occurrence at a location where National-Oilwell's equipment and services are used may, in the future, result in the Company being named as a defendant in product liability or other lawsuits asserting potentially large claims. National-Oilwell is a party to various legal and administrative proceedings which have arisen from its businesses. No assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effects such outcomes may have on the Company.

Impact of Governmental Regulations

Many aspects of National-Oilwell's operations are affected by political developments, including restrictions on the ability to do business in various foreign jurisdictions, and are subject to both domestic and foreign governmental regulation, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, National-Oilwell depends on demand for its services from the oil and gas industry and, therefore, is affected by any changes in taxation, price controls or other laws and regulations that affect the oil and gas industry generally. The adoption of laws and regulations curtailing exploration for or production of oil and gas for economic or other policy reasons could adversely affect the Company's operations. National-Oilwell cannot determine the extent to which its future operations and earnings may be affected by political developments, new legislation, new regulations or changes in existing regulations.


Impact of Environmental Regulations

The operations of National-Oilwell and its customers are affected by numerous foreign, federal, state, provincial and local environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose National-Oilwell to liability for the conduct of or conditions caused by others, or for acts of National-Oilwell that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liability for remediation of spills and releases of hazardous substances. In addition, National-Oilwell may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Risk of Certain Foreign Markets

Certain of National-Oilwell's revenues result from the sale of products to customers for ultimate destinations in the Middle East, Africa, Southeast Asia and other international markets and are subject to risks of instability of foreign economies and governments. Furthermore, National-Oilwell's sales can be affected by laws and regulations limiting exports to particular countries. In certain cases, export laws and regulations of one jurisdiction may contradict those of another.

National-Oilwell attempts to limit its exposure to foreign currency fluctuations by limiting the amount of sales denominated in currencies other than United States dollars, Canadian dollars and British pounds. National-Oilwell has not engaged in and does not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations among those or any other foreign currencies.


Integration of Acquisitions and Management of Growth

National-Oilwell recently consummated the Combination with Dreco and expects to evaluate and, where feasible, make additional strategic acquisitions in the future. There is no guarantee that National-Oilwell will not encounter integration difficulties or that it will extract any anticipated cost savings and margin enhancements. In addition, the process of combining the organizations could cause the interruption of, or a loss of momentum in, the activities of some or all of the companies' businesses, which could have an adverse effect on their combined operations. The Combination and recent growth in revenues and backlog have placed significant demands on National-Oilwell and its management to improve the combined entity's operational, financial and management information systems, to develop further management skills and to continue to train, motivate and effectively manage employees. Failure to manage growth effectively could have a material adverse effect on National-Oilwell.

National-Oilwell has pursued an aggressive acquisition strategy, acquiring three businesses in 1997, and expects to continue to evaluate acquisitions that can provide meaningful benefits by expanding National-Oilwell's business and leveraging its existing infrastructure. There can be no assurance that suitable acquisition candidates will be available, that such can be completed on reasonable terms, or that National-Oilwell will have access to adequate funds to effect any desired acquisitions.


Potential Future Sales of Shares Could Affect Market Price

Pursuant to the Stockholders Agreement (the "Stockholders Agreement") among National-Oilwell and certain stockholders, Inverness/Phoenix LLC ("Inverness") and First Reserve Corporation ("First Reserve") have certain demand registration rights and certain other stockholders have certain rights to be included in any such demand registrations. Inverness, First Reserve and certain other stockholders also have piggyback registration rights pursuant to the Stockholders Agreement. Inverness, First Reserve and various other stockholders have registration rights with respect to 10,203,600, 8,370,494, and 6,460,222 shares of the Company's common stock ("Common Stock"), respectively. In November 1997, National-Oilwell filed a registration statement for the sale of shares owned by certain stockholders but such filing was withdrawn in December 1997. The sale of shares under a similar filing in the future could have a negative effect on the market price of the Common Stock. In addition, at March 9, 1998, National-Oilwell had outstanding options to purchase an aggregate of 1,063,853 shares of Common Stock at prices ranging from $5.63 to $42.38 per share.


Certain Anti-Takeover Provisions Could Discourage Unsolicited Proposals

National-Oilwell's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change in control of National-Oilwell, including a classified board of directors, the removal of directors from office only for cause, the prohibition of stockholder action by written consent, advance notice requirements respecting stockholder nominations for director or any other matter, the number of directors being set by the board of directors, super majority voting provisions with respect to amendments to the Certificate of Incorporation and limitation of persons who may call a special stockholders' meeting. The Delaware General Corporation Law requires super majority voting thresholds to approve certain "business combinations" between interested stockholders and National-Oilwell, which may render more difficult or tend to discourage attempts to acquire the Company. In addition, National-Oilwell's board of directors has the authority to issue shares of preferred stock ("Preferred Stock") in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of Preferred Stock is likely to be senior to the Common Stock with respect to dividends, liquidation rights and, possibly, voting rights. The ability to issue Preferred Stock could also have the effect of discouraging unsolicited acquisition proposals, thus affecting the market price of the Common Stock and preventing stockholders from obtaining any premium offered by the potential buyer.


No Anticipated Cash Dividends

National-Oilwell's board of directors has not previously authorized and does not currently anticipate authorizing in the foreseeable future the payment of cash dividends.

ITEM 2.   PROPERTIES

The Company owned or leased approximately 150 facilities worldwide as of December 31, 1997, including the following principal manufacturing and administrative facilities:

                                         APPROXIMATE
                                       BUILDING SPACE
     LOCATION                           (SQUARE FOOT)       DESCRIPTION                                            STATUS
     --------                           -------------       -----------                                            ------
     Houston, Texas                        260,000          Manufactures drilling machinery and equipment           Leased
     Channelview, Texas                    193,000          Fabricates drilling components                          Owned
     Houston, Texas                        178,000          Manufactures SCR systems                                Owned
     Edmonton, Alberta, Canada             162,000          Manufactures downhole tools                             Owned
     Clearfield, Utah                      120,000          Fabricates drilling components                          Leased
     McAlester, Oklahoma                   117,000          Manufactures pumps and expendable parts                 Owned
     Houston, Texas                        116,000          Administrative offices                                  Leased
     Nisku, Alberta, Canada                 59,000          Manufactures drilling machinery and equipment           Owned
     Edmonton, Alberta, Canada              57,000          Manufactures drilling machinery and equipment           Owned
     Rosenberg, Texas                       44,000          Manufactures downhole tools                             Leased


The Company owns or leases five satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 120 distribution service centers worldwide. The Company believes that the capacity of its facilities is adequate to meet demand currently anticipated for 1998.


ITEM 3.   LEGAL PROCEEDINGS

The Company has various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have on the Company, management believes that any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

The Company's common stock was listed on the New York Stock Exchange (ticker symbol: NOI) effective October 29, 1996. The following table sets forth the stock price range between the listing and December 31, 1997:


                                   1996                                        1997
                      -------------------------------             -------------------------------
Quarter                  High                Low                     High                Low
                      ------------        -----------             ------------       ------------
First                  $     -            $     -                  $    19.32         $    14.00
Second                       -                  -                       28.88              15.82
Third                        -                  -                       37.50              25.07
Fourth                   15.38              10.00                       44.44              27.88



As of March 9, 1998, there were 306 holders of record of the Company's common stock. National-Oilwell has not paid any cash dividends, and none are anticipated during 1998.


Recent Sales of Unregistered Securities

In May 1997, the Company acquired PEP, Inc. by merger. In connection with the merger, the Company issued 800,000 shares of Common Stock in exchange for all the outstanding shares of PEP, Inc. The shares were issued in an unregistered transaction in reliance on the exemption from registration provided by Section 4
(2) of the Securities Act of 1933, as amended. The shares were subsequently registered for resale pursuant to a Registration Statement on Form S-3.

ITEM 6.   SELECTED FINANCIAL DATA

As a result of the differing year ends of National-Oilwell and Dreco prior to the Combination, the balance sheet and results of operations for dissimilar year ends have been combined pursuant to pooling-of-interests accounting. National-Oilwell's results of operations for the year ended December 31, 1997 include Dreco's results of operations for the six months ended May 31, 1997 and the six months ended December 31, 1997. Data for the year ended December 31, 1996 includes the operations of Dreco for the twelve months ended and as of November 30, 1996. Data for the three years ended August 31, 1995 reflect the operations of Dreco only, as National-Oilwell did not exist as a corporation prior to January 1, 1996.



                                                                 Year Ended December 31,            Year Ended August 31, (1)
                                                          -------------------------------- -----------------------------------------
                                                            1997 (2)          1996 (3)         1995           1994           1993
                                                          --------------    -------------- -------------- -------------- -----------
                                                                        (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues                                                  $ 1,005,572     $ 761,816       $ 86,875        $ 79,663      $ 93,981
  Operating income (loss) before special items (4)               97,899        44,110         10,059          (9,253)        3,133
  Operating income (loss) (4)                                    87,239        27,499         10,059          (9,253)        3,133
  Income (loss) before taxes and extraordinary loss (5)          82,482        16,718         12,196          (6,709)        6,061
  Income (loss) before extraordinary loss (5)                    51,281        10,147          7,789          (6,682)        7,386
  Net income (loss)                                              50,658         6,147          7,789          (6,682)        7,386
  Income (loss) per share before extraordinary loss (5)
    Basic                                                          1.00          0.25           0.69           (0.59)         0.64
    Diluted                                                        0.99          0.25           0.68           (0.59)         0.64
  Net income (loss) per share
    Basic                                                          0.99          0.15           0.69           (0.59)         0.64
    Diluted                                                        0.98          0.15           0.68           (0.59)         0.64

OTHER DATA:
  Depreciation and amortization                                  14,744         8,775          4,558           4,926         4,481
  Capital expenditures                                           32,605        15,166          6,435           5,932         6,167

BALANCE SHEET DATA:
  Working capital                                               252,137       168,897         32,992          18,292        27,725
  Total assets                                                  567,511       352,518         72,355          69,323        74,047
  Long-term debt, less current maturities                        61,565        39,136          1,987           1,440         2,857
  Stockholders' equity                                          277,688       169,016         48,957          38,690        46,626



(1) Data for the three years ended August 31, 1995 reflect the operations of Dreco only, as the operations of National-Oilwell were acquired from a predecessor partnership as of January 1, 1996 and, in accordance with generally accepted accounting principles, cannot be combined prior to that date.

(2) In order to conform Dreco's fiscal year end to match National-Oilwell's year end, the results of operations for the month of June 1997 has been included directly in stockholders' equity. Dreco's revenues, net income and net income per share (diluted) were $13.4 million, $0.9 million, and $0.02 for the month.

(3) In order to conform Dreco's August 31 fiscal year end to a period within 93 days of National-Oilwell's December 31 year end, the results of operations for the period from September 1, 1995 through November 30, 1995 have been included directly in stockholders' equity. Dreco's revenues, net income and net income per share (diluted) were $33.4 million, $3.2 million, and $0.28 for such period.

(4) In September 1997, National-Oilwell recorded a $10,660,000 charge related to merger expenses incurred in connection with the Combination. In October 1996, National-Oilwell recorded $16,611,000 in charges related to the cancellation of management agreements and expenses related to special incentive plans that terminated upon the occurrence of the initial public offering of its common stock.

(5) National-Oilwell recorded extraordinary losses in September 1997 of $623,000 (net of $376,000 income tax benefit) and in October 1996 of $4,000,000 (net of $2,400,000 income tax benefit) due to the write-offs of deferred debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National-Oilwell is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating ("MRO") products used in oil and gas drilling and production. National-Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. In late 1997 and early 1998, current and near term expectations for oil prices declined due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. See "Risk Factors".

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares as defined below, as well as to reflect the two-for-one stock split recorded as of November 18, 1997.

On September 25, 1997, National-Oilwell completed the Combination with Dreco. As a result of the Combination, each Dreco Class "A" common share ("Dreco Common Share") outstanding was converted into .9159 of a Dreco Exchangeable Share ("Exchangeable Share") and, accordingly, approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. The Combination was accounted for as a pooling-of-interests and the consolidated financial statements of National-Oilwell and Dreco have been combined with all prior periods restated to give effect to the Combination.

National-Oilwell has a December 31 year end and, prior to the Combination, Dreco had an August 31 year end. The Consolidated Statement of Operations for 1997 includes Dreco's operating results for the six months ended May 31, 1997 and the six months ended December 31, 1997. The month of June 1997 has been included in the Consolidated Statement of Stockholders' Equity in order to conform the reporting periods. For that month, Dreco recorded revenues of $13.4 million, net income of $0.9 million and net income per share (diluted) of $0.02. The restated Consolidated Statement of Operations for 1996 combines the operating results of National-Oilwell for the year ended December 31, 1996 and the operating results of Dreco for the twelve months ended November 30, 1996. As a result of changing Dreco's reporting period from August 31 to November 30 for combination with 1996 results of National-Oilwell, the operating results for the three months ended November 30, 1995 were included in the Consolidated Statement of Stockholders' Equity. For the three month period, Dreco recorded revenues of $33.4 million, net income of $3.2 million and net income per share (diluted) of $0.28. The restated Consolidated Balance Sheet combines the December 31, 1996 balance sheet of National-Oilwell with the November 30, 1996 balance sheet of Dreco. Prior to 1996, the financial statements reflect only the operations of Dreco as the Acquisition (defined below) as recorded by National-Oilwell had not occurred and generally accepted accounting principles do not allow combination with the predecessor partnership.

In January 1996, National-Oilwell acquired the operations of National-Oilwell, its predecessor partnership (the "Acquisition"), resulting in the incurrence of significant amounts of debt and related interest expense. On October 29, 1996, National-Oilwell sold 9.2 million shares of its common stock through an initial public offering (the "IPO"). Net proceeds from the IPO of approximately $72 million were used to repay debt incurred in connection with the Acquisition. On December 10, 1996, National-Oilwell sold 2,106,000 Dreco Common Shares for proceeds of $39.2 million. This latter transaction is reflected in the financial statements as a 1997 occurrence due to the combination of differing balance sheet dates.

RESULTS OF OPERATIONS

Operating results by segment are as follows (in millions):



                                                                                 YEAR ENDED
                                          YEAR ENDED DECEMBER 31,                 August 31,
                                  -------------------------------------------------------------
                                        1997                  1996                  1995
                                  ------------------    -----------------     -----------------
Revenues:
  Products and Technology            $         371.8      $         266.5        $         62.2
  Downhole Products                             69.0                 28.6                  25.0
  Distribution Services                        630.9                518.7                    -
  Eliminations                                 (66.1)               (52.0)                 (0.3)
                                  ------------------    -----------------     -----------------
        Total                        $       1,005.6      $         761.8        $         86.9
                                  ==================    =================     =================

Operating Income:
  Products and Technology            $          53.4      $          25.9        $          3.9
  Downhole Products                             25.6                  8.9                   8.6
  Distribution Services                         27.6                 17.5                    -
  Corporate                                     (8.7)                (8.2)                 (2.4)
                                  ------------------    -----------------     -----------------
                                                97.9                 44.1                  10.1
  Special Charge                                10.7                 16.6                    -
                                  ------------------    -----------------     -----------------
        Total                        $          87.2      $          27.5        $         10.1
                                  ==================    =================     =================



Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and reciprocating pumps, as well as complete land drilling and well servicing rigs and structural components such as masts, derricks and substructures. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of National-Oilwell's and other manufacturers' equipment.

During the second quarter of 1996, National-Oilwell began to experience an increase in demand for its capital equipment, especially from offshore drilling contractors, which continued through 1997. Higher demand for and cash flows from their services allowed offshore drillers to upgrade and repair machinery and equipment that had been deferred for many years. If utilization rates of the offshore mobile rig fleet remain above 90%, management believes demand for the construction of new rigs could result in a further increase in demand for machinery and equipment of the type manufactured by National-Oilwell. Similarly, toward the end of 1996, National-Oilwell began to receive a significant increase in the number of inquiries for the purchase of equipment for land rigs and has received several orders for land rigs for international markets in 1997. National-Oilwell believes the excess supply of large land drilling rigs and equipment that has existed since 1981 may have reduced to the point that future demand for land rigs and related equipment will increase.

Revenues during 1997 increased $105.3 million over 1996 primarily due to increased demand for drilling capital equipment and spare parts as well as fluid end expendable parts. Acquisitions in 1997 other than Dreco accounted for $26.6 million of the increase. Operating income for this segment increased by $27.5 million when compared to the prior year with 1997 acquisitions other than Dreco accounting for $5.0 million of this incremental income and the remainder due to the higher activity levels.

Revenues during 1996 increased $204.3 million over 1995 primarily due to the combination of results from the Acquisition recorded by National-Oilwell. In addition, international sales of new equipment increased for Dreco. Operating income for the Products and Technology segment increased $22.0 million in 1996 as compared to the prior year as a result of the combination of results from the Acquisition recorded by National-Oilwell.

Downhole Products

National-Oilwell designs and manufactures drilling motors and specialized drilling tools for rent and sale. Rentals generally involve products that are not economical for a customer to own or maintain because of the broad range of equipment required for the diverse hole sizes and depths encountered in drilling for oil and gas. Sales generally involve products that require infrequent service, are disposable or are sold in countries where National-Oilwell does not provide repair and maintenance services. Effective December 1, 1996, Dreco acquired Vector Oil Tool Ltd., a downhole motor designer and manufacturer, with revenues of $19.9 million in its most recent fiscal year ended July 31, 1996. This acquisition is reflected in the combined consolidated financial statements in 1997 and is included in the 1997 operating results.

Revenues in 1997 increased $40.4 million over 1996 due to a general increase in market activity plus the inclusion of Vector Oil Tool revenues of $24.6 million. Operating income in 1997 exceeded the prior year by $16.7 million with Vector accounting for $14.7 million of the increase.

Revenues increased $3.6 million in 1996 due to higher worldwide rental activity, as sales to non-rental territories was comparable to the prior year. Operating income increased in 1996 by $0.3 million over 1995 levels due to the higher revenues offset by changes in product mix.

Distribution Services

Distribution Services revenues result primarily from the sale of MRO products from National-Oilwell's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including National-Oilwell's Products and Technology segment.

Distribution Services revenues in 1997 exceeded 1996 by $112.2 million. This 22% increase reflects the increased spending levels of the Company's alliance partners and other customers. Incremental sales of MRO products ($34.2 million), tubular products ($58.0 million), drilling spares ($8.1 million) and fluid end expendable parts and related pumps ($8.0 million) accounted for the majority of this increase. Operating income in 1997 exceeded the prior year by $10.1 million (58%) as an increase in operating expenses offset part of the incremental margin, netting a 9% flow through of the revenue increase.

This segment is not included in the combined statements prior to 1996 as it was part of the Acquisition recorded by National-Oilwell.


Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. While corporate charges in 1997 were comparable to 1996, such increased substantially over the 1995 amount due to the inclusion of the Acquisition recorded by National-Oilwell.


Special Charges

During 1997, National-Oilwell recorded a $10.7 million charge related to merger expenses incurred in connection with the Combination. During 1996, National-Oilwell incurred certain one-time expenses in connection with its initial public offering of common stock, as follows: (i) a management services agreement was terminated at a cost of $4.4 million ($2.8 million after tax) with subsequent cash payments of $0.3 million in 1996, $2.2 million in 1997 and future quarterly installments of $250,000 through December 31, 1999, and (ii) expenses and payout under National-Oilwell's Value Appreciation Plans. The Value Appreciation Plans resulted in National-Oilwell recording an expense of $12.2 million ($7.6 million after tax). National-Oilwell paid $2.9 million of this amount in cash at the time of the IPO and became obligated to pay an additional $3.5 million in cash in five annual installments of $0.7 million beginning January 17, 1997. The Value Appreciation Plans also required the issuance of 681,852 shares of common stock.

Interest Expense

Interest expense decreased substantially in 1997 due to lower amounts of debt outstanding and lower interest rates under the new credit facilities. Interest expense increased substantially during 1996 due to debt incurred in connection with the Acquisition as recorded by National-Oilwell. A substantial portion of the debt was repaid in late 1996 with proceeds from the IPO.


Income Taxes

National-Oilwell is subject to U.S. federal, state, and foreign taxes and recorded a combined tax rate of 38% in 1997 and 39% in 1996. National-Oilwell has investment tax credits of approximately $1.0 million in Canada and net operating tax loss carryforwards of $22.7 million in the United States that may be available to reduce future tax expense. Additional loss carryforwards in Europe generally would reduce goodwill if realized in the future. Due to the uncertainty of future utilization, all of the potential benefits described above have been fully reserved.


Extraordinary Losses

In the third quarter of 1997, National-Oilwell replaced its existing credit facility and recorded a charge of $1.0 million ($0.6 million after tax) due to the write-off of deferred debt costs. In the fourth quarter of 1996, the credit facility established in connection with the Acquisition was replaced, resulting in the write-off of $6.4 million ($4.0 million after tax) in deferred debt costs.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, National-Oilwell had working capital of $252.1 million, an increase of $83.2 million from December 31, 1996. Significant components of National-Oilwell's assets are accounts receivable and inventories. Accounts receivable, including unbilled revenues, increased by $84.8 million and inventories increased $74.9 million during 1997. These amounts were partially offset by increases in accounts payable of $47.5 million, customer prepayments of $31.8 million and other accrued liabilities of $9.2 million.

Total capital expenditures were $32.6 million during 1997, $15.2 million in 1996 and $6.4 million in 1995. Additions and enhancements to the downhole rental tool fleet and information management and inventory control systems represent a large portion of these capital expenditures. Increased annual capital expenditures are anticipated as National-Oilwell further enhances its rental tool fleet, facilities and information systems. National-Oilwell believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 1998 for its products and services. Any significantly greater increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in further increases in capital expenditures.

On September 25, 1997, National-Oilwell entered into a new five-year unsecured $125 million revolving credit facility (the "New Credit Facility") that was used in part to repay amounts outstanding under the previous credit facility and other notes payable. The balance of the New Credit Facility is available for acquisitions and general corporate purposes. The New Credit Facility provides for interest at prime or LIBOR plus 0.5%, subject to adjustment based on National-Oilwell's Capitalization Ratio, as defined. The New Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

National-Oilwell believes that cash generated from operations and amounts available under the New Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. National-Oilwell also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

National-Oilwell intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. National-Oilwell expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the New Credit Facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to National-Oilwell.

Inflation has not had a significant impact on National-Oilwell's operating results or financial condition in recent years.


YEAR 2000

National-Oilwell has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year, resulting in the recognition of "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculations. National-Oilwell presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for National-Oilwell's computer systems as so modified and converted, nor will the Company incur significant expense that would not have otherwise been incurred to upgrade systems for operational reasons.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which establishes standards for reporting information about operating segments in both annual and interim financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. National-Oilwell will adopt SFAS No. 131 retroactively in 1998 and the standards and disclosure required thereby are not expected to affect significantly the current disclosure.

In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting and display of comprehensive income. Adoption of SFAS No. 130 will have no impact on National-Oilwell's net income or financial position. SFAS No. 130 would require National-Oilwell's foreign currency translation adjustments, which are currently reported in stockholders' equity, to be added to net income to determine total comprehensive income and for such amounts to be disclosed.


FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Such forward-looking statements include, without limitation, the statements regarding the trends in the industry set forth in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections regarding National-Oilwell's anticipated future financial results and position. Although National-Oilwell believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from National-Oilwell's expectations are disclosed in this filing, including but not limited to the matters described in "Risk Factors" at Item 1.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         Attached hereto and a part of this report are financial statements and supplementary data listed in Item 14. The financial statements of National-Oilwell, a general partnership, as predecessor, are incorporated by reference to the Registration Statement No. 333-11051 on Form S-1 filed on August 29, 1996.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                                           Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)    Financial Statements and Exhibits

   1.  Financial Statements
      The following financial statements are presented in response to Part II,
Item 8:

                                                                                                               Page(s) in
                                                                                                              This Report

      Consolidated Balance Sheets...................................................................................23

      Consolidated Statements of Operations.........................................................................24

      Consolidated Statements of Cash Flows.........................................................................25

      Consolidated Statements of Stockholders' Equity...............................................................26

      Notes to Consolidated Financial Statements....................................................................27



   2.  Financial Statement Schedules

      All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.



   3.  Exhibits

     2.1 Combination Agreement, dated as of May 14, 1997, as amended, between National-Oilwell, Inc. and Dreco Energy Services Ltd.
              (Annex B) (4)

     2.2      Plan of Arrangement and Exchangeable Share Provisions (Annex E)
              (4)

     2.3      Purchase Agreement by and among Oilwell, Inc., National Supply
              Company, Inc., USX Corporation, Armco Inc. and the Company dated
              September 22, 1995, as amended (Exhibit 2.1) (1)

     3.1      Amended and Restated Certificate of Incorporation of
              National-Oilwell, Inc. (Annex D) (4)

     3.2      By-laws of National-Oilwell, Inc. (Exhibit 3.2) (1)

     9.1      Form of Voting and Exchange Trust Agreement by and between
              National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal
              Trust Company of Canada (Annex G) (4)

     10.1     Employment Agreement dated as of January 16, 1996 between Joel V.
              Staff and the Company with similar agreements with James J.
              Fasnacht, Jerry N. Gauche, Steven W. Krablin and Paul M. Nation and a similar agreement dated as of February 5, 1996 between Merrill A. Miller, Jr. and the Company (Exhibit 10.1) (1)*

     10.2 Restricted Stock Agreement between the Company and Joel V. Staff, with similar agreements with James J. Fasnacht, Jerry N. Gauche,
              Steven W. Krablin, Merrill A. Miller, Jr. and Paul M. Nation
              (Exhibit 10.10) (1)*

     10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996 (Exhibit 10.3) (1)

     10.4     Waiver and First Amendment to Stockholders Agreement dated as of
              July 24, 1996 (Exhibit 10.4) (1)

     10.5     Second Amendment to Stockholders Agreement dated as of October 18,
              1996 (Exhibit 10.17) (1)

     10.6     Amended and Restated Stock Award and Long-Term Incentive Plan
              (Exhibit 10.6) (2)*

     10.7     Value Appreciation and Incentive Plan A (Exhibit 10.8) (1)*

     10.8     Value Appreciation and Incentive Plan B (Exhibit 10.9) (1)*

     10.9     First Amendment to Value Appreciation and Incentive Plan A
              (Exhibit 10.15) (1)*

     10.10    First Amendment to Value Appreciation and Incentive Plan B
              (Exhibit 10.16) (1)*

     10.11    Supplemental Savings Plan (Exhibit 10.12) (1)*

     10.12    Loan Agreement dated September 25, 1997 (Exhibit 10.1) (5)

     10.13    Deferred Fee Agreement (Exhibit 10.14) (1)

     10.14    Form of Support Agreement by and between National-Oilwell, Inc.
              and Dreco Energy Services Ltd. (Annex F) (4)

     21.1     Subsidiaries of the Company

     23.1     Consent of Ernst & Young LLP

     23.2     Consent of Coopers & Lybrand

     24.1     Power of Attorney (included on signature page hereto)

     27.1     Financial Data Schedule

-------------------
      *    Compensatory plan or arrangement for management or others

     (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996

     (2) Filed as an Exhibit to the National-Oilwell, Inc. Proxy Statement for the Annual Meeting of Stockholders on May 14, 1997, filed on April 14, 1997

     (3) Filed as an Exhibit to the National-Oilwell, Inc. Form 8-K filed on May 21, 1997

     (4) Filed as an Annex to the Joint Proxy Statement/Prospectus in Post Effective Amendment No. 1 to Registration Statement No. 333-32191 on Form S-4 filed on August 21, 1997.

     (5) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NATIONAL-OILWELL, INC.


Date:   March 10, 1998                        By: /s/  Steven W. Krablin
                                                  ---------------------------
                                                  Steven W. Krablin
                                                  Vice President and
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Steven W. Krablin and Paul M. Nation, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

                Signature                                   Title                                  Date
                ---------                                   -----                                  ----
                                         Chairman of the Board, President and Chief
     /s/      Joel V. Staff              Executive Officer (Principal Executive Officer)       March 10, 1998
--------------------------------                                                              ----------------------
          Joel V. Staff


     /s/     Steven W. Krablin           Vice President and Chief Financial Officer
----------------------------------       (Principal Financial Officer and Principal           March 10, 1998
        Steven W. Krablin                Accounting Officer)                              ----------------------


                                         Director
     /s/        Howard I. Bull                                                                  March 10, 1998
----------------------------------                                                        ----------------------
         Howard I. Bull

                                         Director
     /s/     James C. Comis III                                                                March 10, 1998
----------------------------------                                                         ----------------------
       James C. Comis III


                                         Director
     /s/      James T. Dresher                                                                 March 10, 1998
----------------------------------                                                        ----------------------
        James T. Dresher


                                         Director
     /s/    W. McComb Dunwoody                                                                 March 10, 1998
----------------------------------                                                        ----------------------
           W. McComb Dunwoody


                                         Director
     /s/    William E. Macaulay                                                                March 10, 1998
----------------------------------                                                       ----------------------
        William E. Macaulay


                                         Director
                                                                                               March 10, 1998
     /s/    Fredrick W. Pheasey                                                           ----------------------
----------------------------------
        Fredrick W. Pheasey


                                         Director                                              March 10, 1998
     /s/    Bruce M. Rothstein                                                            ----------------------
----------------------------------
       Bruce M. Rothstein

                         REPORT OF INDEPENDENT AUDITORS




To the Stockholders and Board of Directors
National-Oilwell, Inc.


     We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit, in 1996, the financial statements of Dreco Energy Services, Ltd., a wholly-owned subsidiary, which statements reflect total assets of $85,775,000 as of November 30, 1996, and total revenues of $113,195,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Dreco Energy Services, Ltd., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Houston, Texas
February 5, 1998

                         REPORTS OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of National-Oilwell, Inc.

     We have audited the consolidated balance sheet of National-Oilwell, Inc. (as defined in Note 1) as at August 31, 1995 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 1995. We have also audited the consolidated balance sheet of National-Oilwell, Inc. as at November 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended November 30, 1995; such financial statements are not presented separately herein. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of National-Oilwell, Inc. (as defined in Note 1) as at August 31, 1995 and at November 30, 1995 and the results of its operations and its cash flows for the year ended August 31, 1995 and the three months ended November 30, 1995 in accordance with generally accepted accounting principles in the United States.


                                                           COOPERS & LYBRAND
                                                           Chartered Accountants

Edmonton, Alberta
November 1, 1996, except as to Note 1
which is as of September 25, 1997


To the Directors of
Dreco Energy Services Ltd.

     We have audited the consolidated balance sheet of Dreco Energy Services Ltd. as at November 30, 1996 and the consolidated statements of operations, shareholders' equity and cash flows for the twelve months ended November 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company as at November 30, 1996 and the consolidated results of its operations and its cash flows for the twelve months then ended in accordance with generally accepted accounting principles in the United States.


                                                           COOPERS & LYBRAND
                                                           Chartered Accountants

Edmonton, Alberta
October 21, 1997

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                               December 31,     December 31,
                                                                                  1997              1996
                                                                                ---------        ---------
                                ASSETS

Current assets:
   Cash and cash equivalents                                                    $  19,824        $  13,611
   Receivables, less allowance of  $4,056 and $3,165                              192,470          125,306
   Unbilled revenues                                                               31,521           13,880
   Inventories                                                                    203,520          128,611
   Deferred taxes                                                                   9,839            4,028
   Prepaid and other current assets                                                 6,424            7,963
                                                                                ---------        ---------
              Total current assets                                                463,598          293,399

Property, plant and equipment, net                                                 74,282           44,446
Deferred taxes                                                                      4,919            6,847
Goodwill                                                                           24,233            6,327
Other assets                                                                          479            1,499
                                                                                ---------        ---------

                                                                                $ 567,511        $ 352,518
                                                                                =========        =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                            $   1,340        $   6,100
   Accounts payable                                                               134,955           87,461
   Customer prepayments                                                            37,688            5,889
   Accrued compensation                                                            12,957            9,778
   Other accrued liabilities                                                       24,521           15,274
                                                                                ---------        ---------
              Total current liabilities                                           211,461          124,502

Long-term debt                                                                     61,565           39,136
Deferred taxes                                                                      2,675            1,913
Insurance reserves                                                                  5,512            6,599
Other liabilities                                                                   8,610           11,352
                                                                                ---------        ---------
              Total liabilities                                                   289,823          183,502

Commitments and contingencies

Stockholders' equity:

    Common stock - par value $.01; 51,655,782 and 23,543,717 shares
        issued and outstanding at December 31, 1997 and December 31, 1996             517              235
    Additional paid-in capital                                                    207,954          149,497
    Cumulative translation adjustment                                              (7,074)          (2,302)
    Retained earnings                                                              76,291           21,586
                                                                                ---------        ---------
                                                                                  277,688          169,016
                                                                                ---------        ---------
                                                                                $ 567,511        $ 352,518
                                                                                =========        =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED
                                                         YEAR ENDED DECEMBER 31,       AUGUST 31,
                                                        ------------------------      -----------
                                                          1997            1996            1995
                                                        ----------     ----------     -----------
Revenues                                                $ 1,005,572    $  761,816     $    86,875

Cost of Revenues                                            799,367       639,433          61,252
                                                        -----------    ----------     -----------
Gross profit                                                206,205       122,383          25,623

Selling, general, and administrative                        108,306        78,273          15,564
Special Charge                                               10,660        16,611              --
                                                        -----------    ----------     -----------
Operating income                                             87,239        27,499          10,059

Interest and financial costs                                 (6,196)      (12,241)            (64)
Interest income                                               1,524         1,301           1,505
Other income (expense), net                                     (85)          159             696
                                                        -----------    ----------     -----------
Income before income taxes and
extraordinary loss                                           82,482        16,718          12,196

Provision for income taxes                                   31,201         6,571           4,407
                                                        -----------    ----------     -----------
Net income before extraordinary loss                    $    51,281    $   10,147     $     7,789

Extraordinary loss, net of tax benefit                          623         4,000              --
                                                        -----------    ----------     -----------
Net income                                              $    50,658    $    6,147     $     7,789
                                                        ===========    ==========     ===========

Net income per share:
  Basic
    Net income before extraordinary loss                $      1.00    $     0.25     $      0.69

    Extraordinary loss                                        (0.01)        (0.10)              -
                                                        -----------    ----------     -----------
    Net income                                          $      0.99    $     0.15     $      0.69
                                                        ===========    ==========     ===========
  Net income per share:
    Diluted

      Net income before extraordinary loss              $      0.99    $     0.25     $      0.68

      Extraordinary loss                                      (0.01)        (0.10)              -
                                                        -----------    ----------     -----------
      Net income                                               0.98    $     0.15     $      0.68
                                                        ===========    ==========     ===========
  Weighted average shares outstanding
    Basic                                                    51,124        40,018          11,257
                                                        ===========    ==========     ===========
    Diluted                                                  51,956        40,553          11,422
                                                        ===========    ==========     ===========


       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                     YEAR ENDED
                                                                     YEAR ENDED DECEMBER 31,         AUGUST 31,
                                                                   --------------------------        ---------
                                                                     1997              1996            1995
                                                                   ---------        ---------        ---------
Cash flow from operating activities:
   Net income                                                      $  50,658        $   6,147        $   7,789
   Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
       Depreciation and amortization                                  14,744            8,775            4,558
       Provision for losses on receivables                               730              526               87
       Provision for deferred income taxes                            (3,121)          (2,433)           2,924
       Gain on sale of assets                                         (2,973)          (2,727)          (1,304)
       Foreign currency transaction (gain) loss                          602             (157)            --
       Special charge                                                 10,660           16,611             --
       Extraordinary loss                                                999            6,400             --
   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                   (60,815)         (25,682)            (820)
       Unbilled revenues                                             (17,641)          (8,151)          (1,046)
       Inventories                                                   (64,978)          (2,410)          (2,572)
       Prepaid and other current assets                                1,864             (889)             245
       Accounts payable                                               45,083            5,555             (202)
       Other assets/liabilities, net                                  23,339           (8,177)          (7,591)
                                                                   ---------        ---------        ---------

            Net cash provided (used) by operating activities            (849)          (6,612)           2,068
                                                                   ---------        ---------        ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                       (32,605)         (15,166)          (6,435)
    Proceeds from sale of assets                                       4,415            3,995            3,234
    Businesses acquired, net of cash                                 (19,253)            --               --
    Partnership acquired, net of cash                                   --           (106,248)            --
    Other                                                                248             (350)            --
                                                                   ---------        ---------        ---------

            Net cash used by investing activities                    (47,195)        (117,769)          (3,201)
                                                                   ---------        ---------        ---------

Cash flow from financing activities:
    Borrowings (payments) on line of credit                           57,677          (89,259)          (1,308)
    Retirement of long-term debt                                     (41,359)            --               --
    Proceeds from issuance of common stock                            37,240          107,947             --
    Proceeds from stock options exercised                              6,546              341              161
    Proceeds from Acquisition debt                                      --            103,378             --
    Other                                                               --              5,125           (1,470)
                                                                   ---------        ---------        ---------

            Net cash provided (used) by financing activities          60,104          127,532           (2,617)
                                                                   ---------        ---------        ---------

Effect of exchange rate losses on cash                                (4,097)            (180)            --
                                                                   ---------        ---------        ---------

Increase (decrease) in cash and equivalents                            7,963            2,971           (3,750)
Cash and cash equivalents, beginning of year                          13,611           16,266           20,016
Change in cash to conform fiscal year end                             (1,750)          (5,626)            --
                                                                   ---------        ---------        ---------
Cash and cash equivalents, end of year                             $  19,824        $  13,611        $  16,266
                                                                   =========        =========        =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       ADDITIONAL    CUMULATIVE
                                         COMMON         PAID-IN      TRANSLATION     RETAINED
                                          STOCK         CAPITAL       ADJUSTMENT     EARNINGS        TOTAL
                                        ---------      ---------      ---------      ---------     ---------
Balance at August 31, 1994              $      56      $  38,237      $  (4,087)     $   4,484     $  38,690
   Net income                                                                            7,789         7,789
   Translation adjustment                                                   848                          848
   Tax benefit of options exercised                        1,469                                       1,469
   Stock options exercised                   --              161                                         161
                                        ---------      ---------      ---------      ---------     ---------

Balance at August 31, 1995                     56         39,867         (3,239)        12,273        48,957

   Change in fiscal year end                                 271           (491)         3,166         2,946
                                        ---------      ---------      ---------      ---------     ---------

Balance at November 30, 1995                   56         40,138         (3,730)        15,439        51,903
   Net income                                                                            6,147         6,147
   Stock options exercised                   --              341                                         341
   Issuance of 17,857,698 shares              179        107,497                                     107,676
   Translation adjustment                                                 1,428                        1,428
   Tax benefit of options exercised                        1,521                                       1,521
                                        ---------      ---------      ---------      ---------     ---------

Balance at December 31, 1996                  235        149,497         (2,302)        21,586       169,016
   Net income                                                                           50,658        50,658
   Stock options exercised                      5          6,546                                       6,551
   Issuance of 1,053,000 shares                10         37,225                                      37,235
   Stock issued for acquisitions                8         10,984                         3,130        14,122
   Two-for-one stock split                    259           (259)                                       --
   Change in subsidiary's year end                                                         917           917
   Translation adjustment                                                (4,772)                      (4,772)
   Tax benefit of options exercised                        3,961                                       3,961
                                        ---------      ---------      ---------      ---------     ---------

Balance at December 31, 1997            $     517      $ 207,954      $  (7,074)     $  76,291     $ 277,688
                                        =========      =========      =========      =========     =========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares as well as to reflect the two for one stock split recorded as of November 18, 1997. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective January 1, 1996, National-Oilwell, Inc. acquired National-Oilwell, a general partnership, for a purchase price of $180 million, which approximated book value. The transaction was accounted for under the purchase method of accounting. The purchase price and related expenses were financed by new equity, existing cash, a new credit facility and seller notes. A summary of the transaction is as follows (in thousands):


Fair value of assets acquired, other than cash       $242,268
Cash paid to acquire Partnership                      106,248
Purchase price financed by seller notes                20,000
                                                     --------
Liabilities assumed                                  $116,020
                                                     ========

Effective September 25, 1997, National-Oilwell completed a combination ("Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share ("Dreco Common Share") outstanding was converted into .9159 of a Dreco Exchangeable Share ("Exchangeable Share") and, accordingly, approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. As of December 31, 1997, approximately 75% of the Exchangeable Shares had been converted into National-Oilwell common stock.

The Combination was accounted for as a pooling-of-interests and the consolidated financial statements of National-Oilwell and Dreco have been combined with all prior periods restated to give effect to the Combination. Revenues, net income before special charges and extraordinary loss, and net income of the separate companies for the periods preceding the Combination were as follows (in thousands):

                                           Nine Months Ended          Year Ended
                                             September 30,           December 31,
                                                  1997                   1996
                                                --------               --------
Revenues:
      National-Oilwell                          $593,415               $648,621
      Dreco                                      112,304                113,195
                                                --------               --------
                                                $705,719               $761,816
                                                ========               ========

Net income before special charges
  and extraordinary loss:
      National-Oilwell                          $ 25,348               $ 14,545
      Dreco                                       12,991                  5,902
                                                --------               --------
                                                $ 38,339               $ 20,447
                                                ========               ========

Net income:
      National-Oilwell                          $ 19,407               $    245
      Dreco                                       10,181                  5,902
                                                --------               --------
                                                $ 29,588               $  6,147
                                                ========               ========

National-Oilwell has a December 31 year end and, prior to the Combination, Dreco had an August 31 year end. The Consolidated Statement of Operations for 1997 includes Dreco's operating results for the six months ended May 31, 1997 and the six months ended December 31, 1997. The month of June 1997 has been included in the Consolidated Statement of Stockholders' Equity in order to conform the reporting periods. For that month, Dreco recorded revenues of $13.4 million, net income of $0.9 million and net income per share (diluted) of $0.02. The restated Consolidated Statement of Operations for 1996 combines the operating results of National-Oilwell for the year ended December 31, 1996 and the operating results of Dreco for the twelve months ended November 30, 1996. As a result of changing Dreco's reporting period from August 31 to November 30 for combination with 1996 results of National-Oilwell, the operating results for the three months ended November 30, 1995 were included in the Consolidated Statements of Stockholders' Equity. For the three month period, Dreco recorded revenues of $33.4 million, net income of $3.2 million and net income per share (diluted) of $0.28. The restated Consolidated Balance Sheet combines the December 31, 1996 balance sheet of National-Oilwell with the November 30, 1996 balance sheet of Dreco. Prior to 1996, the financial statements reflect only the operations of Dreco as the Acquisition (defined below) as recorded by National-Oilwell had not occurred and generally accepted accounting principles do not allow combination with the predecessor partnership.


Other Acquisitions

On December 2, 1996, Dreco acquired 100% of the issued and outstanding shares of Vector Oil Tool Ltd. ("Vector") for consideration of 778,000 Dreco Common Shares and cash consideration of $1.5 million. This business involves the manufacture, sale, rental and service of downhole motors and other products. The transaction was accounted for using the purchase method, is reflected in the 1997 financial statements due to the combination of differing balance sheet dates as discussed above and did not have a material effect on the Company's consolidated financial statements.

On April 25, 1997, the Company purchased the drilling controls business of Ross Hill Controls and its affiliate, Hill Graham Controls Limited for $19.2 million in cash. This business involves the manufacture, sale and service of electrical control systems used in conjunction with drilling operations. The transaction was accounted for under the purchase method of accounting and did not have a material effect on the Company's consolidated financial statements.

On May 15, 1997, the Company acquired by merger 100% of the common stock of PEP, Inc., a manufacturer of petroleum expendable pump products. The Company issued 800,000 shares of common stock pursuant to the transaction which was recorded in accordance with the pooling-of-interests method of accounting. The transaction did not have a material effect on the Company's historical consolidated financial statements and financial statements prior to April 1, 1997 were not restated.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National-Oilwell and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

National-Oilwell's financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. Cash equivalents include only those investments having a maturity of three months or less at the time of purchase. The carrying values of these financial instruments approximate their respective fair values.

Inventories

Inventories consist of oilfield products and oil country tubular goods, manufactured equipment, manufactured specialized drilling products and downhole motors and spare parts for manufactured equipment and drilling products. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements which extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method or declining balance method over the estimated useful lives of individual items.

Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the life of the related debt security and accumulated amortization was $24,000 and $40,000 at December 31, 1997 and 1996, respectively. Goodwill is amortized on a straight-line basis over its estimated life of up to 40 years. Accumulated amortization at December 31, 1997 and 1996 was $1,214,000 and $162,000, respectively.

Foreign Currency

The functional currency for National-Oilwell's Canadian, United Kingdom, German and Australian operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in cumulative foreign currency translation adjustments. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan operations. Accordingly, certain assets are translated at historical exchange rates and all translation adjustments are included in income. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

Revenue Recognition

Revenue from the sale and rental of products and delivery of services is recognized upon passage of title, incurrance of rental charges or delivery of services to the customer. Revenue is recognized on certain significant contracts in the Products and Technology segment using the percentage of completion method based on the percentage of total costs incurred to total costs expected. Provision for estimated losses, if any, is made in the period such losses are estimable.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting basis of assets and liabilities. Investment tax credits are accounted for using the cost reduction approach at the time of the qualifying expenditures.

Concentration of Credit Risk

National-Oilwell grants credit to its customers which operate primarily in the oil and gas industry. National-Oilwell performs periodic credit evaluations of its customers' financial condition and generally does not require collateral, but may require letters of credit for certain international sales. National-Oilwell maintains reserves for potential credit losses and such credit losses have historically been within management's expectations.

Stock-Based Compensation

National-Oilwell uses the intrinsic value method in accounting for its stock-based employee compensation plans and, accordingly, would recognize compensation costs for stock options over the vesting period only if options were granted with an exercise price below market on the date of grant.

Net Income Per Share

The computation of earnings per common share is based on SFAS No. 128, "Earnings per Share" which was issued by the Financial Accounting Standards Board in 1997. The statement, which was effective for fiscal years ending after December 15, 1997, replaces the presentation of primary and fully diluted earnings per common share with a presentation of basic and diluted earnings per common share. Results for 1996 and 1995 have been restated to be consistent with the 1997 presentation. Shares issued pursuant to the Acquisition and shares associated with the Value Appreciation Plans are deemed to be outstanding for the entire years of 1997 and 1996.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                                            Year Ended
                                                                     Year Ended December 31,                August 31,
                                                                  -----------------------------             ----------
                                                                    1997                  1996                  1995
                                                                  -------               -------               -------
Numerator for basic and diluted earnings per share:
  Net income before extraordinary loss                            $51,281               $10,147               $ 7,789

Denominator:
  Denominator for basic earnings per
    share--weighted average shares                                 51,124                40,018                11,257

  Effect of dilutive securities:
    Employee stock options                                            832                   535                   165
                                                                  -------               -------               -------

  Denominator for diluted earnings per
    share--adjusted weighted average
    shares and assumed conversions                                 51,956                40,553                11,422
                                                                  =======               =======               =======

Basic earnings per share                                          $  1.00               $  0.25               $  0.69
                                                                  =======               =======               =======
Diluted earnings per share                                        $  0.99               $  0.25               $  0.68
                                                                  =======               =======               =======


3.   INVENTORIES

     Inventories consist of (in thousands):

                                                   DECEMBER 31,           DECEMBER 31,
                                                      1997                   1996
                                                    --------               --------
Raw materials and supplies                          $ 19,970               $ 12,854
Work in process                                       34,849                  8,367
Finished goods and purchased products                148,701                107,390
                                                    --------               --------
                  Total                             $203,520               $128,611
                                                    ========               ========

4.   STATEMENTS OF CASH FLOWS

     The following information is provided to supplement the Consolidated Statements of Cash Flows (in thousands):

                                                        DECEMBER 31,
                                               -----------------------------             AUGUST 31,
                                                1997                  1996                  1995
                                               -------               -------               -------
Cash paid during the period for:
    Interest                                   $ 6,904               $ 8,819               $    64
    Income taxes                                24,175                 4,252                    53


5.    PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of (in thousands):

                                                ESTIMATED                DECEMBER 31,             DECEMBER 31,
                                               USEFUL LIVES                  1997                     1996
                                               ------------              ------------              ---------
Land and improvements                            2-20 Years               $   6,823                $   2,906
Buildings and improvements                       5-31 Years                  22,760                   11,360
Machinery and equipment                          5-12 Years                  31,254                   17,324
Computer and office equipment                    3-10 Years                  15,104                   11,219
Rental equipment                                 1-7 Years                   36,982                   27,956
                                                                          ---------                ---------
                                                                            112,923                   70,765
     Less accumulated depreciation                                          (38,641)                 (26,319)
                                                                          ---------                ---------
                                                                          $  74,282                $  44,446
                                                                          =========                =========






6. LONG-TERM DEBT

     Long-term debt consists of (in thousands):


                                         DECEMBER 31,           DECEMBER 31,
                                            1997                   1996
                                          --------               --------
Revolving credit facilities               $ 60,560               $ 22,492
Seller notes                                    --                 20,000
Other loans                                  2,345                  2,744
                                          --------               --------
                                            62,905                 45,236
     Less current portion                    1,340                 (6,100)
                                          --------               --------
                                          $ 61,565               $ 39,136
                                          ========               ========



On September 25, 1997, National-Oilwell entered into a new five-year unsecured $125 million revolving credit facility (the "New Credit Facility") that was used in part to repay amounts outstanding under the previous revolving credit facilities as well as certain notes payable to the sellers incurred in connection with the Acquisition. The New Credit Facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $21 million were outstanding at December 31, 1997. The New Credit Facility provides for interest at prime or LIBOR plus 0.5% (8.5% and 6.31% at December 31, 1997) subject to adjustment based on National-Oilwell's Capitalization Ratio, as defined. The New Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

National-Oilwell also has additional credit facilities totaling $22.5 million used primarily for letters of credit, of which $4.0 million were outstanding at December 31, 1997.

7.   PENSION PLANS

National-Oilwell and its consolidated subsidiaries have several pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 1997 and 1996 and August 31, 1995, pension expense for defined-contribution plans was $3.5 million, $2.3 million, and $0.1 million, and all funding is current.

One of National-Oilwell's subsidiaries in the United Kingdom has a defined-benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. The plan assets at fair market value were $41.1 million at December 31, 1997. The projected benefit obligation was $26.0 million at December 31, 1997.


8. COMMITMENTS AND CONTINGENCIES

National-Oilwell leases land, buildings and storage facilities, vehicles and data processing equipment under operating leases extending through various dates up to the year 2004. Rent expense for the years ended December 31, 1997 and 1996 and August 31, 1995 was $9.0 million, $10.5 million and $0.8 million. National-Oilwell's minimum rental commitments for operating leases at December 31, 1997 were as follows: 1998 - $6.0 million; 1999 - $3.5 million; 2000 - $2.3 million; 2001 - $1.4 million; 2002 - $1.3 million; thereafter - $1.6 million.

National-Oilwell is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 1997 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect the financial position, liquidity or results of operations of National-Oilwell.

National-Oilwell's business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to National-Oilwell's business. Laws and regulations protecting the environment have generally become more expansive and stringent in recent years and National-Oilwell believes the trend will continue. Although National-Oilwell has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could not result in additional, presently unquantifiable, costs or liabilities to National-Oilwell.

9. COMMON STOCK

At the Special Meeting of Stockholders on September 23, 1997, the number of authorized shares of common stock was increased to 75 million from 40 million. National-Oilwell also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding. On November 18, 1997, the Company effected a two-for-one stock split in the form of a stock dividend to stockholders of record on November 10, 1997. In addition, an equivalent stock dividend was paid to holders of Exchangeable Shares on the same date.

On October 29, 1996, National-Oilwell sold 9.2 million shares of common stock through an initial public offering (the "IPO"). Net proceeds from the IPO of approximately $72 million were used to repay debt incurred in connection with the Acquisition. On December 10, 1996, National-Oilwell, by virtue of the Combination described in Note 1, also sold 2,106,000 shares of common stock for proceeds of $39.2 million. This latter transaction is reflected in the 1997 financial statements due to the combination of differing balance sheet dates as also discussed in Note 1.

National-Oilwell's stock option plans include the Dreco Energy Services Ltd. Amended and Restated 1989 Employee Incentive Option Plan and the National-Oilwell Stock Award and Long-Term Incentive Plan, (the "Incentive Plans"), and collectively authorize the grant of options to purchase up to 3,950,000 shares of National-Oilwell's common stock to officers, key employees and non-employee directors. Options granted are generally exercisable between 3 and 5 years starting one year from the date of grant and generally expire 5 to 10 years from the date of grant.

Pursuant to National-Oilwell's Stock Award and Long-Term Incentive Plan, 1,882,606 shares of restricted common stock were purchased by executive officers. These shares are subject to restrictions on transferability and are not entitled to receive dividends or distributions until such restrictions lapse. Restrictions lapse annually on 20% of these shares beginning on January 17, 1997 or in their entirety upon the occurrence of (i) a merger or consolidation of National-Oilwell into another company, (ii) a sale of all or substantially all the assets of National-Oilwell, or (iii) a sale of all the common stock of National-Oilwell. Restrictions also lapse in their entirety upon a participant's disability, death or involuntary termination of employment without cause. On May 12, 1997, an executive officer of National-Oilwell resigned and 225,906 shares of restricted stock were repurchased by the Company pursuant to the restricted stock agreement granted under the Company's Stock Award and Long-Term Incentive Plan. In accordance with the plan, these forfeited shares may be reawarded in the future.

The Incentive Plans and Dreco private stock option agreements, (the "Private Agreements"), remained in effect after the Combination. Substantially all of the options outstanding at December 31, 1997 under the Incentive Plans have exercise prices between $5.62 and $21.70 per share, and expire at various dates from January 18, 2005 to January 13, 2007. The weighted average exercise price on the 538,592 outstanding options at December 31, 1997 is $13.94. All options outstanding under the Private Agreements were exercised prior to December 31, 1997.

The following summarizes option activity:


                                   WEIGHTED AVERAGE SHARE PRICE
                                   ----------------------------
                                     INCENTIVE     PRIVATE       INCENTIVE         PRIVATE           TOTAL
                                       PLANS      AGREEMENTS      PLANS          AGREEMENTS        OPTIONS
                                       -----      ----------      -----          ----------        -------
OPTIONS OUTSTANDING:

Balance at August 31, 1995          $    5.62     $    7.03      659,450          219,816          879,266
Granted                                  8.98         --          84,262               --           84,262
Exercised                                5.96          7.03      (73,272)         (18,318)         (91,590)
                                                                --------         --------         --------

Balance at August 31, 1996               6.01          7.03      670,440          201,498          871,938
Exercised                                5.62         --          (7,326)              --           (7,326)
                                                                --------         --------         --------

Balance at December 31, 1996             6.01          7.03      663,114          201,498          864,612
Granted                                 17.95         21.84      447,142          119,062          566,204
Cancelled                               14.90         --        (132,456)              --         (132,456)
Exercised                                5.77         12.53     (439,208)        (320,560)        (759,768)
                                                                --------         --------         --------

Balance at December 31, 1997            13.94         --         538,592               --          538,592
                                                                ========         ========         ========

                                   WEIGHTED AVERAGE SHARE PRICE
                                   ----------------------------
                                    INCENTIVE         PRIVATE         INCENTIVE       PRIVATE          TOTAL
                                      PLANS          AGREEMENTS         PLANS        AGREEMENTS       OPTIONS
                                   ----------        ----------      ----------      ----------      ----------
OPTIONS EXERCISABLE:

Balance at August 31, 1995         $     5.62        $     7.03         241,798         219,816         461,614
Became exercisable                       5.96                --         167,060              --         167,060
Exercised                                5.96              7.03         (73,272)        (18,318)        (91,590)
                                                                     ----------      ----------      ----------

Balance at August 31, 1996               5.72              7.03         335,586         201,498         537,084
Exercised                                5.62                --          (7,326)             --          (7,326)
                                                                     ----------      ----------      ----------

Balance at December 31, 1996             5.72              7.03         328,260         201,498         529,758
Became exercisable                       5.96             21.84         167,055         119,062         286,117
Exercisable cancelled                    5.62                --          (9,159)             --          (9,159)
Exercised                                5.77             12.53        (439,209)       (320,560)       (759,769)
                                                                     ----------      ----------      ----------

Balance at December 31, 1997             6.16                --          46,947              --          46,947
                                                                     ==========      ==========      ==========


The weighted average fair value of options granted during 1997 was approximately $8.60 per share as determined using the Black-Scholes option pricing model. Assuming that National-Oilwell had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the options vesting period, net income and earnings per share would have been affected by less than $0.01 from the amounts reported.
These pro forma results may not be indicative of future effects.

The Company evaluates annually the grant of options to eligible participants and on February 18, 1998, 470,405 options to purchase shares of common stock were granted at an exercise price of $28.25, the fair value of the Common Stock at that date.

In January 1996, National-Oilwell established Value Appreciation Plans (the "Plans") intended to reward participants for enhancing the value of National-Oilwell's common stock. The IPO represented a triggering event under these Plans, resulting in a one-time charge before taxes of $12.2 million ($7.6 million after tax). National-Oilwell paid $2.9 million of this amount in cash at the time of the IPO and became obligated to pay an additional $3.5 million in cash in five annual installments beginning January 17, 1997. The balance of the obligation was payable by the issuance of common stock, with 365,588 shares of common stock having been issued as of December 31, 1997 and another 316,264 shares of common stock to be issued on or about January 17, 1999, subject to earlier issuance to terminated employees in certain circumstances.

10.   INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):


                               DECEMBER 31,     DECEMBER 31,       AUGUST 31,
                                   1997             1996             1995
                               ------------     ------------     ------------
         Domestic              $     47,436     $      1,096     $      4,363
         Foreign                     35,046           15,622            7,833
                               ------------     ------------     ------------
                               $     82,482     $     16,718     $     12,196
                               ============     ============     ============



The components of the provision for income taxes consisted of (in thousands):

                                DECEMBER 31,      DECEMBER 31,       AUGUST 31,
                                    1997              1996              1995
                                ------------      ------------      ------------
         Current:
             Federal            $     17,428      $      4,435      $      1,316
             State                     1,496               561               167
             Foreign                  15,398             4,008                --
                                ------------      ------------      ------------
                                      34,322             9,004             1,483
                                ------------      ------------      ------------
         Deferred:
             Federal                    (287)           (3,898)               --
             State                       (64)             (864)               --
             Foreign                  (2,770)            2,329             2,924
                                ------------      ------------      ------------
                                      (3,121)           (2,433)            2,924
                                ------------      ------------      ------------
                                $     31,201      $      6,571      $      4,407
                                ============      ============      ============



The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                        DECEMBER 31,      DECEMBER 31,       AUGUST 31,
                                                            1997              1996              1995
                                                        ------------      ------------      ------------
         Federal income tax at statutory rate           $     28,869      $      5,851      $      4,269
         Foreign income tax rate differential                    494               173               138
         State income tax net of federal benefit                 919                --                --
         Tax benefit of foreign sales corporation               (990)               --                --
         Nondeductible expenses                                2,837             1,170                --
         Unutilized foreign operating loss                       209                --                --
         Change in deferred tax valuation allowance           (1,617)             (462)               --
         Previously unrecognized tax benefits                     --              (355)               --
         Other                                                   480               194                --
                                                        ------------      ------------      ------------
                                                        $     31,201      $      6,571      $      4,407
                                                        ============      ============      ============

Significant components of National-Oilwell's deferred tax assets and liabilities were as follows (in thousands):


                                                             DECEMBER 31,      DECEMBER 31,
                                                                 1997              1996
                                                             ------------      ------------
         Deferred tax assets:
           Accrued liabilities                               $     14,055      $     12,876
           Net operating loss carryforwards                        16,096            16,305
           Other                                                    5,913             6,104
                                                             ------------      ------------
             Total deferred tax assets                             36,064            35,285
             Valuation allowance for deferred tax assets          (21,306)          (22,923)

                                                             ------------      ------------
                                                                   14,758            12,362
                                                             ------------      ------------
         Deferred tax liabilities:
           Tax over book depreciation                               2,226             2,968
           Other                                                      449               432
                                                             ------------      ------------
             Total deferred tax liabilities                         2,675             3,400
                                                             ------------      ------------
             Net deferred tax assets                         $     12,083      $      8,962
                                                             ============      ============



In the United States, National-Oilwell has $22.7 million of net operating loss carryforwards as of December 31, 1997 which expire at various dates through 2009. These operating losses were acquired in the Combination and are associated with Dreco's US subsidiary. Since share exchanges occurring after the Combination have resulted in a more than 50% aggregate change in the beneficial ownership of Dreco, the availability of these loss carryforwards to reduce future United States federal taxable income may have become subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, these net operating losses can only be used to offset separate company taxable income of Dreco's US subsidiary. Since the ultimate realization of these net operating losses is uncertain, the related potential benefit of $7.7 million has been recorded with a full valuation allowance. If Dreco's US subsidiary ultimately realizes the benefit of these net operating losses, the entire benefit would reduce income tax expense.

In Europe, National-Oilwell has $25.5 million of net operating loss carryforwards as of December 31, 1997 that are available indefinitely. The related potential benefit available of $8.4 million has been recorded with a full valuation allowance. The majority of any benefit realized from these net operating losses would reduce goodwill and other intangible assets.

The deferred tax valuation allowance decreased $1.6 million and $1.7 million for the period ending December 31, 1997 and December 31, 1996, respectively, resulting from the realization of foreign net operating losses and investment tax credits that were previously deferred. The valuation allowance includes $4.4 million for assets recorded in connection with the Acquisition. Any future decrease in this portion of the valuation allowance will reduce goodwill and other intangible assets. National-Oilwell expects to realize its deferred tax assets principally through future earnings.

Undistributed earnings of the Company's foreign subsidiaries amounted to $44.4 million and $22.5 million at December 31, 1997 and December 31, 1996, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise would result in both U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $3.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 1997.

11.  SPECIAL CHARGES

In connection with the Combination described in Note 1 above, National-Oilwell incurred one-time combination expenses of $10.7 million ($8.1 million after tax, or $0.16 per diluted share) related to various professional fees and integration costs.

In connection with the IPO, National-Oilwell incurred certain one-time expenses in 1996, including the termination of the Management Services Agreement at a cost of $4.4 million ($2.8 million after tax, or $0.07 per diluted share) as discussed in Note 13, and the triggering of National-Oilwell's Value Appreciation Plans, resulting in awards to certain executives and key employees totaling $12.2 million ($7.6 million after tax, or $0.18 per diluted share) as discussed in Note 9.


12.  EXTRAORDINARY LOSSES

In the third quarter of 1997, the replacement of the previous credit facility by the New Credit Facility resulted in the write-off of $1.0 million ($0.6 million after tax) in deferred financing costs related to the replaced agreement. In the fourth quarter of 1996, the revolving credit facility established in connection with the Acquisition was replaced, resulting in the write-off of $6.4 million ($4.0 million after tax) in deferred financing costs related to the replaced agreement.


13.  RELATED PARTY TRANSACTIONS

In connection with the Acquisition, National-Oilwell entered into a five-year Management Services Agreement with National-Oilwell's largest stockholder, Inverness/Phoenix LLC, whereby National-Oilwell would pay $1.0 million per year for senior management assistance and other services as agreed. The agreement also provided that Inverness/Phoenix LLC receive 1% of the aggregate transaction value in connection with each acquisition or disposition completed during the five-year period and that First Reserve Corporation, National-Oilwell's second largest stockholder, receive certain fees in connection with specific acquisitions. In connection with the IPO, this agreement was terminated pursuant to a Deferred Fee Agreement which provides for cash payments of up to $4.4 million. During 1997 and 1996, cash payments aggregating $2.5 million were made to Inverness/Phoenix LLC and First Reserve Corporation in connection with the Deferred Fee Agreement. Future quarterly payments of $250,000 will continue to be made to Inverness/Phoenix LLC through December 31, 1999. In addition, National-Oilwell paid transaction and management fees of $2.6 million to the Inverness/Phoenix LLC and $1.2 million to First Reserve Corporation in connection with the Acquisition.


14.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

National-Oilwell's operations consist of three segments: Products and Technology, Downhole Products and Distribution Services. The Products and Technology segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. The Downhole Products segment designs and manufactures drilling motors and specialized drilling tools for rent and sale. The Distribution Services segment distributes an extensive line of oilfield supplies, oilfield equipment and tubular products. Intersegment sales and transfers are accounted for at commercial prices and eliminated in consolidation.

No single customer accounted for 10% or more of consolidated revenues during the years ended December 31, 1997 and December 31, 1996. In 1995, sales of $17,365,000 and $13,720,000 were made to two separate customers by the Products and Technology segment.

Summarized financial information is as follows (in thousands):

Business Segments


                                       PRODUCTS AND     DOWNHOLE     DISTRIBUTION
                                        TECHNOLOGY      PRODUCTS       SERVICES      CORPORATE (1)   ELIMINATION       TOTAL
                                        ----------     ----------     ----------     ----------      ----------      ----------
 DECEMBER 31, 1997

Revenues from:
    Unaffiliated customers              $  306,481     $   68,192     $  630,899     $     --        $     --        $1,005,572
    Intersegment sales                      65,360            820           --             --           (66,180)           --
                                        ----------     ----------     ----------     ----------      ----------      ----------
        Total revenues                     371,841         69,012        630,899           --           (66,180)      1,005,572
Operating income (loss)                     53,453         25,551         27,581        (19,346)           --            87,239
Capital expenditures                        13,812         16,724          1,434            635            --            32,605
Depreciation and amortization                3,448          8,950          1,131          1,215            --            14,744
Identifiable assets                        274,336         78,036        177,574         40,642          (3,077)        567,511

 DECEMBER 31, 1996

Revenues from:
    Unaffiliated customers              $  214,802     $   28,329     $  518,685     $     --        $     --        $  761,816
    Intersegment sales                      51,732            275           --             --           (52,007)           --
                                        ----------     ----------     ----------     ----------      ----------      ----------
        Total revenues                     266,534         28,604        518,685           --           (52,007)        761,816
Operating income (loss)                     25,902          8,858         17,483        (24,744)           --            27,499
Capital expenditures                         3,126         10,959          1,050             31            --            15,166
Depreciation and amortization                2,766          4,304          1,650             55            --             8,775
Identifiable assets                        123,680         43,338        154,985         33,303          (2,788)        352,518

 AUGUST 31, 1995

Revenues from:
    Unaffiliated customers              $   62,027     $   24,848     $     --       $     --        $     --        $   86,875
    Intersegment sales                         140            198           --             --              (338)           --
                                        ----------     ----------     ----------     ----------      ----------      ----------
        Total revenues                      62,167         25,046           --             --              (338)         86,875
Operating income (loss)                      3,907          8,587           --           (2,435)           --            10,059
Capital expenditures                         1,006          5,429           --             --              --             6,435
Depreciation and amortization                  919          3,639           --             --              --             4,558
Identifiable assets                         20,523         28,404           --           23,428            --            72,355





(1) Operating loss of Corporate includes a special charge of $10,660 for 1997 and $16,611 for 1996.

Geographic Areas:

                                          UNITED                       UNITED
                                          STATES         CANADA        KINGDOM          OTHER       ELIMINATION         TOTAL
                                        ----------     ----------     ----------      ----------     ----------      ----------
 DECEMBER 31,1997

Revenues from:
    Unaffiliated customers              $  733,905     $  201,360     $   38,223      $   32,084     $     --        $1,005,572
    Interarea sales                         42,273         11,858          2,383             703        (57,217)           --
                                        ----------     ----------     ----------      ----------     ----------      ----------
        Total revenues                     776,178        213,218         40,606          32,787        (57,217)      1,005,572
Operating income                            65,516         17,294          1,857           2,572           --            87,239
Export sales of U.S.                          --            2,929          1,669         117,072           --           121,670
Identifiable assets                        373,544        131,078         27,240          35,649           --           567,511

 DECEMBER 31,1996

Revenues from:
    Unaffiliated customers              $  554,686     $  146,067     $   29,152      $   31,911     $     --        $  761,816
    Interarea sales                         34,252         10,028          1,912             504        (46,696)           --
                                        ----------     ----------     ----------      ----------     ----------      ----------
        Total revenues                     588,938        156,095         31,064          32,415        (46,696)        761,816
Operating income                            14,643          6,036            970           5,850           --            27,499
Export sales of U.S.                          --            1,845          3,815          90,183           --            95,843
Identifiable assets                        228,881         66,129         21,632          35,876           --           352,518

 AUGUST 31,1995

Revenues from:
    Unaffiliated customers              $   21,226     $   58,758     $      727      $    6,164     $     --        $   86,875
    Interarea sales                          6,331          4,785           --               363        (11,479)           --
                                        ----------     ----------     ----------      ----------     ----------      ----------
        Total revenues                      27,557         63,543            727           6,527        (11,479)         86,875
Operating income (loss)                      4,545          4,210           (952)          2,256           --            10,059
Export sales of U.S.                          --             --             --             9,011           --             9,011
Identifiable assets                         15,422         41,596          1,252          14,085           --            72,355




 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results as restated to reflect the Combination with Dreco were as follows (in thousands, except per share data which have been restated to comply with FAS 128):

                                                            1st Quarter    2nd Quarter    3rd Quarter     4th Quarter       Total
                                                             ----------     ----------     ----------     ----------      ----------
Year ended December 31, 1997

Revenues                                                     $  206,670     $  234,090     $  264,959     $  299,853      $1,005,572
Gross profit                                                     38,640         43,038         55,352         69,175         206,205
Special charge                                                     --             --           10,660           --            10,660
Income (loss) before taxes                                       15,096         17,164         16,715         33,507          82,482
Net income before extraordinary loss                              9,699         11,065          9,447         21,070          51,281
Net income                                                        9,699         11,065          8,824         21,070          50,658

Net income per diluted share, before extraordinary loss            0.19           0.21           0.18           0.41            0.99
Net income per diluted share                                       0.19           0.21           0.17           0.41            0.98

Year ended December 31, 1996

Revenues                                                     $  169,333     $  190,917     $  200,773     $  200,793      $  761,816
Gross profit                                                     27,242         26,215         34,758         34,168         122,383
Special charge                                                     --             --             --           16,611          16,611
Income (loss) before taxes                                        7,374          4,112         10,815         (5,583)         16,718
Net income before extraordinary loss                              4,614          1,577          6,867         (2,911)         10,147
Net income                                                        4,614          1,577          6,867         (6,911)          6,147

Net income per diluted share, before extraordinary loss            0.12           0.04           0.18          (0.06)           0.25
Net income per diluted share                                       0.12           0.04           0.18          (0.15)           0.15


                               INDEX TO EXHIBITS

   EXHIBIT                       DESCRIPTION
   -------                       -----------

     2.1 Combination Agreement, dated as of May 14, 1997, as amended, between National-Oilwell, Inc. and Dreco Energy Services Ltd.
              (Annex B) (4)

     2.2      Plan of Arrangement and Exchangeable Share Provisions (Annex E)
              (4)

     2.3      Purchase Agreement by and among Oilwell, Inc., National Supply
              Company, Inc., USX Corporation, Armco Inc. and the Company dated
              September 22, 1995, as amended (Exhibit 2.1) (1)

     3.1      Amended and Restated Certificate of Incorporation of
              National-Oilwell, Inc. (Annex D) (4)

     3.2      By-laws of National-Oilwell, Inc. (Exhibit 3.2) (1)

     9.1      Form of Voting and Exchange Trust Agreement by and between
              National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal
              Trust Company of Canada (Annex G) (4)

     10.1     Employment Agreement dated as of January 16, 1996 between Joel V.
              Staff and the Company with similar agreements with James J.
              Fasnacht, Jerry N. Gauche, Steven W. Krablin and Paul M. Nation and a similar agreement dated as of February 5, 1996 between Merrill A. Miller, Jr. and the Company (Exhibit 10.1) (1)*

     10.2 Restricted Stock Agreement between the Company and Joel V. Staff, with similar agreements with James J. Fasnacht, Jerry N. Gauche,
              Steven W. Krablin, Merrill A. Miller, Jr. and Paul M. Nation
              (Exhibit 10.10) (1)*

     10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996 (Exhibit 10.3) (1)

     10.4     Waiver and First Amendment to Stockholders Agreement dated as of
              July 24, 1996 (Exhibit 10.4) (1)

     10.5     Second Amendment to Stockholders Agreement dated as of October 18,
              1996 (Exhibit 10.17) (1)

     10.6     Amended and Restated Stock Award and Long-Term Incentive Plan
              (Exhibit 10.6) (2)*

     10.7     Value Appreciation and Incentive Plan A (Exhibit 10.8) (1)*

     10.8     Value Appreciation and Incentive Plan B (Exhibit 10.9) (1)*

     10.9     First Amendment to Value Appreciation and Incentive Plan A
              (Exhibit 10.15) (1)*

     10.10    First Amendment to Value Appreciation and Incentive Plan B
              (Exhibit 10.16) (1)*

     10.11    Supplemental Savings Plan (Exhibit 10.12) (1)*

     10.12    Loan Agreement dated September 25, 1997 (Exhibit 10.1) (5)

     10.13    Deferred Fee Agreement (Exhibit 10.14) (1)

     10.14    Form of Support Agreement by and between National-Oilwell, Inc.
              and Dreco Energy Services Ltd. (Annex F) (4)

     21.1     Subsidiaries of the Company

     23.1     Consent of Ernst & Young LLP

     23.2     Consent of Coopers & Lybrand

     24.1     Power of Attorney (included on signature page hereto)

     27.1     Financial Data Schedule

-------------------
      *    Compensatory plan or arrangement for management or others

     (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996

     (2) Filed as an Exhibit to the National-Oilwell, Inc. Proxy Statement for the Annual Meeting of Stockholders on May 14, 1997, filed on April 14, 1997

     (3) Filed as an Exhibit to the National-Oilwell, Inc. Form 8-K filed on May 21, 1997

     (4) Filed as an Annex to the Joint Proxy Statement/Prospectus in Post Effective Amendment No. 1 to Registration Statement No. 333-32191 on Form S-4 filed on August 21, 1997.

     (5) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.