Form 10-Q
period 1998-03-31
NATIONAL OILWELL INC
filed 1998-05-12
CIK 1021860

===============================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

===============================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998 OR

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

                              YES _X__ NO ___

As of May 12, 1998, 51,635,761 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             March 31,          December 31,
                                                               1998                1997
                                                           -------------        -------------
                                                            (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                               $      21,252        $      19,824
   Receivables, less allowance of $4,110 and $4,056              222,969              223,991
   Inventories                                                   224,802              203,520
   Deferred income taxes                                           7,803                9,839
   Prepaids and other current assets                               4,345                6,424
                                                           -------------        -------------
                                                                 481,171              463,598

Property, plant and equipment, net                                73,893               74,282
Deferred income taxes                                              7,366                4,919
Goodwill                                                          24,152               24,233
Other assets                                                         949                  479
                                                           -------------        -------------
                                                           $     587,531        $     567,511
                                                           =============        =============
                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                       $       1,332        $       1,340
   Accounts payable                                              127,340              134,955
   Customer prepayments                                           50,157               37,688
   Accrued compensation                                            8,897               12,957
   Other accrued liabilities                                      25,051               24,521
                                                           -------------        -------------
                                                                 212,777              211,461

Long-term debt                                                    57,172               61,565
Deferred income taxes                                              2,682                2,675
Other liabilities                                                 12,510               14,122
                                                           -------------        -------------
                                                                 285,141              289,823

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 51,684,967 shares
       and 51,655,782 shares issued and outstanding
       at March 31, 1998 and December 31, 1997                       517                  517
    Additional paid-in capital                                   208,342              207,954
    Retained earnings                                             97,428               76,291
    Accumulated other comprehensive income                        (3,897)              (7,074)
                                                           -------------        -------------
                                                                 302,390              277,688
                                                           -------------        -------------
                                                           $     587,531        $     567,511
                                                           =============        =============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998             1997
                                                    ---------       ---------

Revenues                                            $ 301,852       $ 206,670

Cost of revenues                                      237,060         164,747
                                                    ---------       ---------
Gross profit                                           64,792          41,923

Selling, general and administrative                    29,493          25,227
                                                    ---------       ---------
Operating income                                       35,299          16,696

Other income (expense):
    Interest and financial costs                       (1,248)         (1,452)
    Interest income                                       221             538
    Other                                                (726)           (686)
                                                    ---------       ---------
Income before income taxes                             33,546          15,096

Provision for income taxes                             12,409           5,397
                                                    ---------       ---------
Net income                                          $  21,137       $   9,699
                                                    =========       =========


Net income per share:
 Basic                                              $    0.41       $    0.19
                                                    =========       =========
 Diluted                                            $    0.40       $    0.19
                                                    =========       =========

Weighted average shares outstanding:
 Basic                                                 51,982          50,436
                                                    =========       =========
 Diluted                                               52,257          51,562
                                                    =========       =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998              1997
                                                                     ---------          --------
Cash flow from operating activities:
   Net income                                                        $  21,137          $  9,699
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                     4,258             2,899
       Provision for losses on receivables                                 212                25
       Provision for deferred income taxes                                (404)              965
       Gain on sale of assets                                             (647)             (605)
       Foreign currency transaction loss                                   635               389

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                       1,065            (3,452)
       Inventories                                                     (22,309)           (7,381)
       Prepaid and other current assets                                  1,458               205
       Accounts payable                                                (10,071)           (5,844)
       Other assets/liabilities, net                                    10,963           (14,682)

            Net cash provided (used) by operating activities             6,297           (17,782)

Cash flow from investing activities:
    Purchases of property, plant and equipment                          (4,925)           (5,657)
    Proceeds from sale of assets                                         1,103               994
    Cash received from business acquired                                    -                955

            Net cash used by investing activities                       (3,822)           (3,708)

Cash flow from financing activities:
    Borrowings (payments) on line of credit                             (4,049)            5,709
    Proceeds (retirement) of long-term debt                               (344)            9,686
    Proceeds from issuance of common stock                                  -             37,240
    Proceeds from stock options exercised                                  388               136

            Net cash provided (used) by financing activities            (4,005)           52,771

Effect of exchange rate (gain) loss on cash                              2,958              (507)

Increase in cash and equivalents                                         1,428            30,774

Cash and cash equivalents, beginning of period                          19,824            13,611

Cash and cash equivalents, end of period                             $  21,252         $  44,385

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                   $   1,363         $     645
          Income taxes                                                  10,156               540

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

          National-Oilwell has a year end of December 31 and, prior to the Combination, Dreco had a year end of August 31. The restated financial statements combine the December 31, 1996 balance sheet of National-Oilwell with the November 30, 1996 balance sheet of Dreco. The income statement reflects the combined three months ended March 31, 1998 compared to the combination of the three months ended March 31, 1997 for National-Oilwell with the three months ended February 28, 1997 for Dreco.

 2.   INVENTORIES

     Inventories consist of (in thousands):

                                              March 31,      December 31,
                                                1998            1997
                                              ---------       ---------
     Raw materials and supplies               $  21,705       $  19,970

     Work in process                             41,406          34,849

     Finished goods and purchased products      161,691         148,701
                                              ---------       ---------
           Total                              $ 224,802       $ 203,520
                                              =========       =========

 3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the first quarter of 1998 and 1997, total comprehensive income amounted to $24,314 and $8,478.

 4.   RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the current year presentation.

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

Effective September 25, 1997, National-Oilwell completed a combination ("Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share ("Dreco Common Share") outstanding was converted into .9159 of a Dreco Exchangeable Share ("Exchangeable Share") and, accordingly, approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. Approximately 80% of the Exchangeable Shares have been exchanged for National-Oilwell common stock as of March 31, 1998.

The Combination was accounted for as a pooling-of-interests and the consolidated financial statements of National-Oilwell and Dreco have been combined with all prior periods restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares.

National-Oilwell has a year end of December 31 and, prior to the Combination, Dreco had a year end of August 31. The restated financial statements combine the December 31, 1996 balance sheet of National-Oilwell with the November 30, 1996 balance sheet of Dreco. The income statement reflects the combined three months ended March 31, 1998 compared to the combination of the three months ended March 31, 1997 for National-Oilwell with the three months ended February 28, 1997 for Dreco.


RESULTS OF OPERATIONS
Operating results (unaudited) by segment are as follows (in thousands):

                                         Quarter Ended March 31,
                                       --------------------------
                                          1998            1997
                                       ----------      ----------
    Revenues
       Products and Technology         $  148,034      $   65,333
       Downhole Products                   17,810          15,710
       Distribution Services              156,189         139,558
       Eliminations                       (20,181)        (13,931)
                                       ----------      ----------
             Total                     $  301,852      $  206,670
                                       ==========      ==========

    Operating Income
       Products and Technology         $   25,128      $    7,640
       Downhole Products                    6,263           6,138
       Distribution Services                5,238           4,830
       Eliminations                        (1,330)         (1,912)
                                       ----------      ----------
             Total                     $   35,299      $   16,696
                                       ==========      ==========

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

Revenues for the Products and Technology segment increased by $82.7 million (127%) in the first quarter of 1998 as compared to the same quarter in 1997 due to increased sales of major capital equipment and drilling spare parts. Sales of new mud pumps, masts, derricks and cranes were particularly strong, representing $24 million of the increase. Operating income increased by $17.5 million (229%) in the first quarter compared to the same quarter in 1997. Operating income as a percentage of revenues increased from 12% to 17%, primarily due to manufacturing and operating cost efficiencies that result from higher volumes.

Backlog of the Products and Technology group has remained strong during the first quarter of 1998 and was $273 million at March 31, 1998, compared to $271 million at December 31, 1997 and $86 million at March 31, 1997.
Substantially all of the current backlog will be shipped by the end of 1998.

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

Downhole Products revenues increased by $2.1 million (13%) in the first quarter of 1998 when compared to the same period in 1997, primarily due to a general increase in activity levels.

Operating income for the Downhole Products segment increased slightly in the first quarter of 1998 compared to the same quarter in 1997, as additional depreciation charges offset the margin recognized on the incremental revenues. A change in product mix from motor spare parts to mechanical products further reduced operating income.

Distribution Services
Distribution Services revenues result primarily from the sale of MRO products from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment.

Distribution Services revenues during the first quarter of 1998 exceeded the comparable 1997 period by $16.6 million. This 12% increase reflects the increased spending levels of the Company's tubular products alliance partners as sales of MRO products and other commodities remained flat. Operating income in the first quarter of 1998 was $0.4 million (8%) greater than the first quarter of 1997.

Corporate
Corporate costs during the first quarter of 1998 were $0.6 million lower than the prior year primarily due to elimination of duplicate corporate costs that existed prior to the Combination.

Interest Expense
Interest expense decreased slightly during the three months ended March 31, 1998 due to both lower levels of debt and lower interest rates resulting from the credit facility entered into in conjunction with the Combination.


LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998, the Company had working capital of $268 million, an increase of $16 million from December 31, 1997. Net cash provided by operating activities was $6 million, as a $22 million increase in inventories, primarily caused by increases in work in process and finished goods to support higher activity levels in the Products and Technology segment, used a significant portion of the cash generated from net income.

Total capital expenditures were $4.9 million during the first three months of 1998. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 1998 for its products and services. Any significantly greater increases in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing are not available, could result in additional increases in capital expenditures.

The Company has a five-year unsecured $125 million revolving credit facility (the "Credit Facility") that is available for acquisitions and general corporate purposes. The Credit Facility provides for interest at prime or LIBOR plus 0.375% (8.5% and 6.03% at March 31,1998), subject to adjustment based on the Company's Capitalization Ratio, as defined. The Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

The Company believes that cash generated from operations and amounts available under the Credit Facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. The Company also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the Credit Facility or new debt issuances. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.


FORWARD-LOOKING STATEMENTS
This document, other than historical financial information, contains forward-looking statements that involve risks and uncertainties. Such statements relate to the Company's revenues, sales of capital equipment, backlog, capacity, liquidity and capital resources and plans for acquisitions and any related financings. Readers are referred to documents filed by the Company with the Securities and Exchange Commission which identify significant risk factors which could cause actual results to differ from those contained in the forward-looking statements, including "Risk Factors" at Item 1 of the Annual Report on Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. The Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

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





Date:      May 12, 1998              / s / Steven W. Krablin
      -----------------------        -----------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer and Duly Authorized Signatory

                                 EXHIBIT INDEX


                          27.1 Financial Data Schedule