Form 10-Q
period 1998-06-30
NATIONAL OILWELL INC
filed 1998-08-14
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-12317


                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      76-0475815
-----------------------------------           ----------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                                 5555 SAN FELIPE
                                 HOUSTON, TEXAS
                                      77056
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 960-5100
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X     NO
                                  -------    -------

As of August 12, 1998, 52,996,785 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                              CONSOLIDATED SHEETS
                        (IN THOUSANDS,EXCEPT SHARE DATA)




                                                            June 30,      December 31,
                                                              1998            1997
                                                           ------------    ------------
                                                            (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                              $     26,955    $     19,824
   Receivables, less allowance of $3,951 and $4,056            250,208         223,991
   Inventories                                                 275,387         203,520
   Deferred income taxes                                        10,719           9,839
   Prepaids and other current assets                            10,012           6,424
                                                          ------------    ------------
                                                               573,281         463,598

Property, plant and equipment, net                              88,233          74,282
Deferred income taxes                                            5,362           4,919
Goodwill                                                       139,290          24,233
Other assets                                                       988             479
                                                          ------------    ------------
                                                          $    807,154    $    567,511
                                                          ============    ============

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                      $      1,334    $      1,340
   Accounts payable                                            156,065         134,955
   Customer prepayments                                         56,822          37,688
   Accrued compensation                                          9,240          12,957
   Other accrued liabilities                                    34,393          24,521
                                                          ------------    ------------
                                                               257,854         211,461

Long-term debt                                                 214,002          61,565
Deferred income taxes                                            2,993           2,675
Other liabilities                                               12,180          14,122
                                                          ------------    ------------
                                                               487,029         289,823

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 51,646,785 shares
       and 51,655,782 shares issued and outstanding
       at June 30, 1998 and December 31, 1997                      517             517
    Additional paid-in capital                                 209,060         207,954
    Retained earnings                                          121,239          76,291
    Accumulated other comprehensive income                     (10,691)         (7,074)
                                                          ------------    ------------
                                                               320,125         277,688
                                                          ------------    ------------
                                                          $    807,154    $    567,511
                                                          ============    ============






        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                ----------------------    ----------------------
                                                   1998         1997         1998         1997
                                                ---------    ---------    ---------    ---------


Revenues                                        $ 294,843    $ 234,090    $ 596,695    $ 440,760

Cost of revenues                                  222,035      187,061      459,095      351,808
                                                ---------    ---------    ---------    ---------

Gross profit                                       72,808       47,029      137,600       88,952

Selling, general and administrative                32,928       29,087       62,421       54,314
                                                ---------    ---------    ---------    ---------

Operating income                                   39,880       17,942       75,179       34,638

Other income (expense):
    Interest and financial costs                   (2,248)      (1,583)      (3,496)      (3,035)
    Interest income                                   278          288          499          826
    Other                                             187          517         (539)        (169)
                                                ---------    ---------    ---------    ---------

Income before income taxes                         38,097       17,164       71,643       32,260

Provision for income taxes                         14,286        6,099       26,695       11,496
                                                ---------    ---------    ---------    ---------

Net income                                      $  23,811    $  11,065    $  44,948    $  20,764
                                                =========    =========    =========    =========



Net income per share:
 Basic                                          $    0.46    $    0.21    $    0.86    $    0.40
                                                =========    =========    =========    =========

 Diluted                                        $    0.46    $    0.21    $    0.86    $    0.40
                                                =========    =========    =========    =========


Weighted average shares outstanding:
 Basic                                             51,963       51,223       51,973       50,830
                                                =========    =========    =========    =========

 Diluted                                           52,292       52,202       52,275       51,882
                                                =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)





                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                           1998           1997
                                                                        ----------    -----------

Cash flow from operating activities:
   Net income                                                            $  44,948    $  20,764
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                         8,780        6,509
       Provision for losses on receivables                                    (379)         180
       Provision for deferred income taxes                                  (1,097)      (1,007)
       Gain on sale of assets                                               (1,759)      (1,469)
       Foreign currency transaction loss                                      (247)          (6)

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                          (9,319)     (19,219)
       Inventories                                                         (42,434)     (14,424)
       Prepaid and other current assets                                       (652)       3,452
       Accounts payable                                                     17,461       (6,858)
       Other assets/liabilities, net                                         4,409       10,226
                                                                         ---------    ---------

            Net cash provided (used) by operating activities                19,711       (1,852)
                                                                         ---------    ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                              (9,368)     (12,034)
    Proceeds from sale of assets                                             3,747        1,783
    Business acquired, net of cash                                        (157,739)     (19,000)
    Cash received from business acquired                                       535          955
                                                                         ---------    ---------

            Net cash used by investing activities                         (162,825)     (28,296)
                                                                         ---------    ---------

Cash flow from financing activities:
    Borrowings (payments) on line of credit                                 44,550       19,109
    Net proceeds from issuance of long-term debt                           148,937       10,127
    Principal payments on long-term debt                                   (40,855)        (866)
    Proceeds from issuance of common stock                                      --       37,240
    Proceeds from stock options exercised                                    1,002          136
                                                                         ---------    ---------

            Net cash provided by financing activities                      153,634       65,746
                                                                         ---------    ---------

Effect of exchange rate (gain) on cash                                      (3,389)      (1,318)
                                                                         ---------    ---------

Increase in cash and equivalents                                             7,131       34,280

Cash and cash equivalents, beginning of period                              19,824       13,611
                                                                         ---------    ---------

Cash and cash equivalents, end of period                                 $  26,955    $  47,891
                                                                         =========    =========

Supplemental disclosures of cash flow information:
  Cash payments during the
     period for:
          Interest                                                       $   2,608    $   1,253
          Income taxes                                                      26,679        5,429

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Effective September 25, 1997, National-Oilwell completed a combination ("Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share outstanding was converted into
 .9159 of a Dreco Exchangeable Share ("Exchangeable Share") and, accordingly, approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock.

The Combination was accounted for as a pooling-of-interests and the consolidated financial statements of National-Oilwell and Dreco have been combined with all prior periods restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares.

National-Oilwell has a year end of December 31 and, prior to the Combination, Dreco had a year end of August 31. The income statement reflects the combined six months ended June 30, 1998 compared to the combination of the six months ended June 30, 1997 for National-Oilwell and the six months ended May 31, 1997 for Dreco.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. No significant accounting changes have occurred during the six months ended June 30, 1998.

Certain prior-year amounts have been reclassified to conform to the current year presentation.

2.  INVENTORIES

    Inventories consist of (in thousands):




                                                  June 30,     December 31,
                                                    1998          1997
                                                ------------   ------------

Raw materials and supplies                      $     21,932   $     19,970
Work in process                                       55,324         34,849
Finished goods and purchased products                198,131        148,701
                                                ------------   ------------
              Total                             $    275,387   $    203,520
                                                ============   ============

3.  ACQUISITION

On May 29, 1998, the Company acquired all of the capital stock of Phoenix Energy Products Holdings, Inc. for approximately $115 million in a business combination which was accounted for under the purchase method of accounting. Phoenix manufactures and sells multiple product lines that are complementary to those of the Company. The acquisition of the stock and the repayment of approximately $41 million in Phoenix debt was financed primarily through the issuance of $150 million in unsecured seven year senior notes which have a coupon interest rate of 6.875% payable on January 1 and July 1.

Assuming the acquisition had occurred at the beginning of each period, pro forma summary results of operations would have been as follows:






                                           Six Months Ended
                                                June 30,
                                      ---------------------------
                                          1998           1997
                                      ------------   ------------

Revenues                              $    630,154   $    480,633
                                      ============   ============
Net income                            $     44,191   $     20,681
                                      ============   ============

Net income per share:
     Basic                            $       0.85   $       0.41
                                      ============   ============
     Diluted                          $       0.85   $       0.40
                                      ============   ============





The unaudited pro forma summary is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of the year or of future results of operations of the combined businesses.

4.  SUBSEQUENT EVENT

On July 21, 1998, the Company purchased 100% of the capital stock of Roberds-Johnson Industries, Inc., a manufacturer of a broad range of drilling equipment, in exchange for 1.35 million shares of National-Oilwell common stock. This transaction will be accounted for under the pooling of interests method of accounting and will not have a material effect on the Company's historical financial statements, and financial statements prior to July 1, 1998 will not be restated.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Total comprehensive income amounted to $17,017 and $10,032 during the second quarter of 1998 and 1997. For the first six months of 1998 and 1997, total comprehensive income was $41,331 and $18,510, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

     Effective September 25, 1997, National-Oilwell completed a combination ("Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share outstanding was converted into .9159 of a Dreco Exchangeable Share ("Exchangeable Share") and, accordingly, approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. Approximately 82% of the Exchangeable Shares have been exchanged for National-Oilwell common stock as of June 30, 1998.

     The Combination was accounted for as a pooling-of-interests and the consolidated financial statements of National-Oilwell and Dreco have been combined with all prior periods restated to give effect to the Combination. Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares.

     On May 29, 1998, the Company acquired all of the capital stock of Phoenix Energy Products Holdings, Inc. for approximately $115 million in a business combination which was accounted for under the purchase method of accounting. Phoenix manufactures and sells multiple product lines that are complementary to those of the Company. The acquisition of the stock and the repayment of approximately $41 million in Phoenix debt was financed primarily through the issuance of $150 million in unsecured seven year senior notes which have a coupon interest rate of 6.875% payable on January 1 and July 1.

     On July 21, 1998, the Company purchased 100% of the common stock of Roberds-Johnson Industries, Inc., a manufacturer of a broad range of drilling equipment, in exchange for 1.35 million shares of National-Oilwell common stock. This transaction will be accounted for under the pooling of interests method of accounting and will not have a material effect on the Company's historical financial statements, and financial statements prior to July 1, 1998 will not be restated.

     RESULTS OF OPERATIONS

     Operating results by segment are as follows (in thousands):




                                                Quarter Ended          Six Months Ended
                                                   June 30,                 June 30,
                                           ----------------------    ----------------------
                                              1998         1997         1998         1997
                                           ---------    ---------    ---------    ---------

Revenues
     Products and Technology               $ 160,130    $  80,426    $ 308,164    $ 145,759
     Downhole Products                        17,713       14,809       35,523       30,519
     Distribution Services                   133,244      154,870      289,433      294,428
     Eliminations                            (16,244)     (16,015)     (36,425)     (29,946)
                                           ---------    ---------    ---------    ---------
               Total                       $ 294,843    $ 234,090    $ 596,695    $ 440,760
                                           =========    =========    =========    =========

Operating Income
     Products and Technology               $  32,305    $   9,041    $  57,433    $  16,681
     Downhole Products                         5,520        4,567       11,783       10,705
     Distribution Services                     3,832        6,569        9,070       11,399
     Corporate                                (1,777)      (2,235)      (3,107)      (4,147)
                                           ---------    ---------    ---------    ---------
               Total                       $  39,880    $  17,942    $  75,179    $  34,638
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

Revenues for the Products and Technology segment increased by $79.7 million in the second quarter of 1998 as compared to the same quarter in 1997 due to increased sales of major capital equipment. Sales of new mud pumps, SCR systems and cranes were particularly strong. Operating income increased by $23.3 million in the second quarter compared to the same quarter in 1997 due principally to the increased sales volume. Operating income as a percentage of revenues increased from 11% to 20%, primarily due to manufacturing and operating cost efficiencies that result from higher volumes.

Products and Technology revenues increased $162.4 million in the first half of 1998 as compared to 1997 due primarily to the increased demand for new capital equipment and the inclusion of approximately $17 million of revenues generated by acquisitions. Operating income increased by $40.8 million in the first half of 1998 compared to the same period of 1997, with approximately $4 million of the increase attributable to the acquired businesses and the balance due to the higher activity levels.

Backlog of the Products and Technology capital products was $260 million at June 30, 1998 compared to $271 million at December 31, 1997 and $141 million at June 30, 1997. Substantially all of the current backlog is expected to be shipped by March 31, 1999.

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

Downhole Products revenues increased by $2.9 million (20%) in the second quarter of 1998 when compared to the same period in 1997, due to the inclusion of $1.3 million of revenues generated by acquisitions completed during the quarter and the balance due to a general increase in activity levels. Operating income increased $1.0 million in the second quarter of 1998 compared to the same quarter in 1997. Acquisitions accounted for $0.4 million of the increase in operating income with the remainder due to margin earned on the incremental revenues.

Revenues during the first six months of 1998 increased $5.0 million (16%) over the comparable 1997 period due to revenues from acquisitions of $1.3 million and higher drilling accessories sales and tool sales/rentals. Operating income increased $1.1 million during the first six months of 1998 compared to the same period in 1997 with revenues from acquisitions accounting for approximately one-third of the increase.

Distribution Services

Distribution Services revenues result primarily from the sale of MRO products from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment.

Distribution Services revenues during the second quarter of 1998 fell short of the comparable 1997 period by $21.6 million. This 14% decrease reflects the reduced demand for tubular and MRO products precipitated by lower oil prices. Operating income in the second quarter of 1998 was $2.7 million (42%) below the second quarter of 1997. A $3.2 million reduction in margin due to the decline in revenues was partially offset by $0.5 million in reduced operating expenses.

Revenues for the Distribution Services segment fell $5.0 million in the first half of 1998 when compared to the prior year, reflecting the significant decrease in oil prices between the periods. Operating income was $2.3 million lower in the first six months of 1998 when compared to 1997. A reduction in margin of $1.5 million coupled with an increase in operating expenses of $0.8 million contributed to this shortfall in operating income.

Corporate

Corporate costs during the second quarter of 1998 and the first six months of 1998 were $0.5 million and $1.0 million lower than the prior year primarily due to elimination of duplicate corporate costs that existed prior to the Combination.

Interest Expense

Interest expense increased during the three months and six months ended June 30, 1998 due to the incurrence of debt to finance the Phoenix acquisition. Additional increases will occur in the third quarter of 1998 due to the inclusion of interest expense for three months rather than the one month of June.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $315 million, an increase of $63 million from December 31, 1997. Acquisitions completed in the first half of 1998 accounted for $40 million of this working capital increase.

Total capital expenditures were $9.4 million during the first six months of 1998. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 1998 for its products and services. Any significant increase in demand for oilfield equipment products, to the extent qualified subcontracting and outsourcing options are not available, could result in additional increases in capital expenditures.

In June 1998, the Company sold $150 million in unsecured seven year senior notes to raise cash for the purchase of Phoenix. The notes have a coupon interest rate of 6.875% payable on January 1 and July 1.

The Company has a five-year unsecured $125 million revolving credit facility (the "Credit Facility") of which $52 million is available at June 30, 1998 for acquisitions and general corporate purposes. The Credit Facility provides for interest at prime or LIBOR plus 0.625% (8.5% and 6.03% at June 30,1998), subject to adjustment based on the Company's Capitalization Ratio, as defined. The Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

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


YEAR 2000

National-Oilwell is conducting a comprehensive review of its computer systems and other operational equipment to identify the systems that may be impacted by the Year 2000 problem. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. This could result in a systems failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices, or engage in similar normal business activities. This review covers internal computer systems and process control systems, as well as embedded systems in products delivered and purchased in the supply chain. In addition, the Company has initiated formal communication with its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Third party vendors of hardware and packaged software have also been contacted about their products' compliance status.

The Company currently estimates that it will incur costs of approximately $500,000 to complete its assessment of the problem. The total cost of the Year 2000 readiness is dependent upon this assessment and has not yet been determined. The Company anticipates having all critical systems Year 2000 compliant no later than September 30, 1999 and currently does not have a contingency plan. Based on the Company's assessment of its computer systems and other operational equipment to date, the Company believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not be material to the operations of the Company.

The costs of the project and the dates on which the Company believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, and other similar uncertainties.


FORWARD-LOOKING STATEMENTS

This document, other than historical financial information, contains forward-looking statements that involve risks and uncertainties. Such statements relate to the Company's sales of capital equipment, backlog, capacity, liquidity and capital resources, plans for acquisitions and any related financings and the impact of Year 2000. Readers are referred to documents filed by the Company with the Securities and Exchange Commission which identify significant risk factors which could cause actual results to differ from those contained in the forward-looking statements, including "Risk Factors" at Item 1 of the Annual Report on Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. The Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 13, 1998. Stockholders elected three directors nominated by the board of directors for terms expiring in 2001 by the following votes: Howard I. Bull - 42,863,427 votes for and 348,791 votes withheld, James C. Comis III - 42,863,671 votes for and 348,547 votes withheld and Frederick W. Pheasey - 42,863,671 votes for and 348,547 votes withheld. There were no nominees to office other than the directors elected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1   Financial Data Schedule

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K on June 17, 1998 regarding the acquisition of Phoenix Energy Products Holdings, Inc. Financial statements and pro forma financial information were not included in the filing but are expected to be filed on Form 8-K/A by August 17, 1998.










                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:     August 13, 1998            /s/ Steven W. Krablin
     -------------------------       -------------------------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                     and Duly Authorized Signatory

                               INDEX TO EXHIBITS




                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                        DESCRIPTION                                             PAGE
-------                       -----------                                         ------------

 27.1                  Financial Data Schedule
