Form 10-Q
period 1998-09-30
NATIONAL OILWELL INC
filed 1998-11-16
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998 OR

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

As of November 11, 1998, 52,996,785 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       September 30,    December 31,
                                                           1998            1997
                                                       -------------    ------------
                                                        (Unaudited)

                ASSETS
Current assets:
   Cash and cash equivalents                             $  21,471      $  19,824
   Receivables, less allowance of $4,640 and $4,056        251,194        223,991
   Inventories                                             264,215        203,520
   Deferred income taxes                                    12,497          9,839
   Prepaids and other current assets                         7,366          6,424
                                                         ---------      ---------
                                                           556,743        463,598

Property, plant and equipment, net                         100,125         74,282
Deferred income taxes                                        3,472          4,919
Goodwill                                                   137,437         24,233
Other assets                                                 6,004            479
                                                         ---------      ---------
                                                         $ 803,781      $ 567,511
                                                         =========      =========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                     $   1,276      $   1,340
   Accounts payable                                        119,829        134,955
   Customer prepayments                                     32,639         37,688
   Accrued compensation                                     11,364         12,957
   Other accrued liabilities                                45,970         24,521
                                                         ---------      ---------
                                                           211,078        211,461

Long-term debt                                             223,424         61,565
Deferred income taxes                                        3,365          2,675
Other liabilities                                           12,408         14,122
                                                         ---------      ---------
                                                           450,275        289,823

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 52,996,785 shares
       and 51,655,782 shares issued and outstanding
       at September 30, 1998 and December 31, 1997             531            517
    Additional paid-in capital                             215,415        207,954
    Retained earnings                                      149,471         76,291
    Accumulated other comprehensive income                 (11,911)        (7,074)
                                                         ---------      ---------
                                                           353,506        277,688
                                                         ---------      ---------
                                                         $ 803,781      $ 567,511
                                                         =========      =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                             ------------------------      ------------------------
                                                1998           1997           1998           1997
                                             ---------      ---------      ---------      ---------

Revenues                                     $ 306,457      $ 264,959      $ 903,152      $ 705,719

Cost of revenues                               230,710        209,607        689,805        568,689
                                             ---------      ---------      ---------      ---------

Gross profit                                    75,747         55,352        213,347        137,030

Selling, general and administrative             37,410         26,650         99,831         73,690

Special charge                                    --           10,660           --           10,660
                                             ---------      ---------      ---------      ---------

Operating income                                38,337         18,042        113,516         52,680

Other income (expense):
  Interest and financial costs                  (4,688)        (1,768)        (8,184)        (4,803)
  Interest income                                  251            466            750          1,292
  Other                                            105            (25)          (434)          (194)
                                             ---------      ---------      ---------      ---------

Income before income taxes
     and extraordinary loss                     34,005         16,715        105,648         48,975

Provision for income taxes                      12,426          7,268         39,121         18,764
                                             ---------      ---------      ---------      ---------

Income before extraordinary loss                21,579          9,447         66,527         30,211

Extraordinary loss net of income tax
     benefit of $376                              --             (623)          --             (623)
                                             ---------      ---------      ---------      ---------

Net income                                   $  21,579      $   8,824      $  66,527      $  29,588
                                             =========      =========      =========      =========


Net income per share:
 Basic
  Net income excluding merger
  and extraordinary item                     $    0.40      $    0.34      $    1.27      $    0.75

  Income before extraordinary item                0.40           0.18           1.27           0.59

  Net income                                      0.40           0.17           1.27           0.58

 Diluted
  Net income excluding merger
  and extraordinary item                     $    0.40      $    0.34      $    1.26      $    0.74

  Income before extraordinary item                0.40           0.18           1.26           0.58

  Net income                                      0.40           0.17           1.26           0.57

Weighted average shares outstanding:
 Basic                                          53,313         51,289         52,419         50,983

 Diluted                                        53,389         52,148         52,646         51,971



        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                              1998           1997
                                                                           ---------      ---------
Cash flow from operating activities:
 Net income                                                                $  66,527      $  29,588
 Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                                               13,889         10,480
  Provision for losses on receivables                                           (301)          (395)
  Provision for deferred income taxes                                           (725)          (894)
  Gain on sale of assets                                                      (2,458)        (2,393)
  Foreign currency transaction loss                                             (163)           115
  Special charge                                                                --           10,660
  Extraordinary loss, net of tax benefit                                        --              623
 Changes in operating assets and liabilities, net of acquisitions:
  Receivables                                                                  3,915        (30,891)
  Inventories                                                                (31,855)       (37,654)
  Prepaid and other current assets                                             2,182         (1,157)
  Accounts payable                                                           (19,903)         3,779
  Other assets/liabilities, net                                              (17,649)         8,710
                                                                           ---------      ---------

      Net cash provided (used) by operating activities                        13,459         (9,429)
                                                                           ---------      ---------

Cash flow from investing activities:
 Purchases of property, plant and equipment                                  (17,858)       (19,462)
 Proceeds from sale of assets                                                  5,329          4,081
 Businesses acquired, net of cash                                           (157,204)       (18,045)
 Other                                                                          --           (1,403)
                                                                           ---------      ---------

      Net cash used by investing activities                                 (169,733)       (34,829)
                                                                           ---------      ---------

Cash flow from financing activities:
 Borrowings on line of credit                                                 53,772         45,095
 Principal payments on long-term debt                                        (40,855)       (21,359)
 Net proceeds from issuance of long-term debt                                148,937           --
 Proceeds from issuance of common stock                                         --           37,700
 Proceeds from stock options exercised                                         1,002            235
                                                                           ---------      ---------

      Net cash provided (used) by financing activities                       162,856         61,671
                                                                           ---------      ---------

Effect of exchange rate losses on cash                                        (4,935)        (1,544)
                                                                           ---------      ---------

Increase in cash and equivalents                                               1,647         15,869
Cash and cash equivalents, beginning of period                                19,824         13,611
Change in cash during period to conform year end                                --           (1,750)
                                                                           ---------      ---------
Cash and cash equivalents, end of period                                   $  21,471      $  27,730
                                                                           =========      =========

Supplemental disclosures of cash flow information:
 Cash payments during the period for:
     Interest                                                              $   3,183      $   2,629
     Income taxes                                                             42,259         12,225



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

National-Oilwell has a year end of December 31 and, prior to the Combination, Dreco had a year end of August 31. The income statement reflects the combined nine months ended September 30, 1998 compared to the combination of the nine months ended September 30, 1997 for National-Oilwell with the six months ended May 31, 1997 and the three months ended September 30, 1997 for Dreco. As a result of conforming reporting periods subsequent to the Combination to a calendar quarter basis, the operating results for Dreco for the month of June 1997 were included in the Consolidated Statements of Stockholders' Equity. For June 1997, Dreco recorded revenues of $13.4 million, net income of $917,000 and net income per share of $0.04.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. No significant accounting changes have occurred during the nine months ended September 30, 1998.

2.  INVENTORIES

     Inventories consist of (in thousands):

                                        September 30,  December 31,
                                            1998          1997
                                        -------------  ------------
Raw materials and supplies                $ 26,316     $ 19,970

Work in process                             50,911       34,849

Finished goods and purchased products      186,988      148,701
                                          --------     --------

     Total                                $264,215     $203,520
                                          ========     ========

3.  ACQUISITIONS

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

Assuming the acquisition had occurred at the beginning of each period, pro forma summary results of operations would have been as follows:

                                                   Nine Months Ended
                                                      September 30,
                                               ---------------------------
                                                   1998            1997
                                               -----------     -----------
          Revenues                             $   936,611     $   764,944

          Income before extraordinary item          65,770          33,614

          Net income                                65,770          32,991

          Net income per share:
            Basic
               Income before
               extraordinary item              $      1.25     $      0.66

               Net income                             1.25            0.65

            Diluted
               Income before
               extraordinary item              $      1.25     $      0.65

               Net income                             1.25            0.63

The unaudited pro forma summary is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of the year or of future results of operations of the combined businesses.

On July 21, 1998, the Company purchased 100% of the capital stock of Roberds-Johnson Industries, Inc., a manufacturer of a broad range of drilling equipment, in exchange for 1.35 million shares of National-Oilwell common stock. This transaction was accounted for under the pooling of interests method of accounting. The Company's financial statements prior to July 1, 1998 have not been restated since the transaction did not have a material effect on the Company's historical financial statements.

4.  NET INCOME PER SHARE

The computation of earnings per common share is based on SFAS No. 128, "Earnings per Share" which was issued by the Financial Accounting Standards Board in 1997. The statement, which was effective for fiscal years ending after December 15, 1997, replaces the presentation of primary and fully diluted earnings per common share with a presentation of basic and diluted earnings per common share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                           -------------------     -------------------
                                            1998        1997        1998        1997
                                           -------     -------     -------     -------
Numerator for basic and
  diluted earnings per share:
  Net income before extraordinary loss     $21,579     $ 9,447     $66,527     $30,211

Denominator:
  Denominator for basic earnings per
    share--weighted average shares          53,313      51,289      52,419      50,983

  Effect of dilutive securities:
    Employee stock options                      76         859         227         988
                                           -------     -------     -------     -------

  Denominator for diluted earnings per
    share--adjusted weighted average
    shares and assumed conversions          53,389      52,148      52,646      51,971
                                           =======     =======     =======     =======

Basic earnings per share                   $  0.40     $  0.18     $  1.27     $  0.59
                                           =======     =======     =======     =======
Diluted earnings per share                 $  0.40     $  0.18     $  1.26     $  0.58
                                           =======     =======     =======     =======


5.  RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Total comprehensive income amounted to $18,380 and $8,353 during the third quarter of 1998 and 1997. For the first nine months of 1998 and 1997, total comprehensive income was $59,711 and $26,863, respectively.

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

6.  SPECIAL CHARGES

In connection with the Combination described in Note 1 above, National-Oilwell incurred one-time combination expenses of $10.7 million ($8.1 million net of income taxes, or $0.31 per share) related to various professional fees and integration costs.

7.  EXTRAORDINARY LOSS

The Combination described in Note 1 above required the existing credit facility to be replaced, resulting in the write-off of $1.0 million ($0.6 million after tax) in deferred financing costs related to the replaced agreement.

8.  SUBSEQUENT EVENT

On November 9, 1998, the Company announced the signing of a definitive agreement to acquire the business of DOSCO, a major Canadian oilfield distribution supplier, in exchange for 3.0 million shares of National-Oilwell common stock and a $10.0 million (Canadian) short-term note. The transaction, which is subject to a due diligence process and certain regulatory approvals, will be accounted for under the purchase method of accounting.

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

Beginning in late 1997, increased production of oil by certain exporting countries and lower growth in demand for oil, particularly in Southeast Asia, caused a significant decline in the price of oil from the $18-20 per barrel range to the $13-15 per barrel range in the first half of 1998. Lower oil prices quickly resulted in lower spending in areas where production costs are relatively high, in particular the shallow and heavy oil areas in West Texas, Kansas, California and Canada. This in turn affected all segments of the Company's business. When significant decreases in worldwide oil production were not evident by mid 1998, we believe the Company's customers anticipated a continuation of low prices for an extended period and began to reduce their intended levels of expenditure for offshore and deep land drilling equipment. The lower level of new orders coupled with $23 million of project cancellations and deferrals and record shipments resulted in a decline in the Company's backlog from $260 million at June 30, 1998 to $159 million at September 30, 1998. Reduction in new orders for and backlog of capital equipment will result in future revenue decreases for the Products and Technology segment.

Until confidence in future oil prices above current levels is restored, new orders are expected to remain at lower levels than experienced in 1997 and the first half of 1998 and may become restricted to equipment for specific projects that require capabilities that are not currently available. Due to long project lead times and contractual obligations, any cancellations of orders included in the September 30, 1998 backlog are not expected to be significant.

In contrast to the low oil prices, gas prices have remained at a sufficient level to encourage continued exploration for and production of gas throughout 1998. Gas prices are expected to increase further if the United States experiences a more normal demand for gas heating needs in the November 1998 - April 1999 heating season than experienced in the prior year.

Effective September 25, 1997, National-Oilwell completed a combination ("Combination") with Dreco Energy Services Ltd. ("Dreco"). As a result of the Combination, each Dreco Class "A" common share outstanding was converted into
 .9159 of a Dreco Exchangeable Share ("Exchangeable Share") and, accordingly, approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. Approximately 82% of the Exchangeable Shares have been exchanged for National-Oilwell common stock as of September 30, 1998.

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

On July 21, 1998, the Company purchased 100% of the capital stock of Roberds-Johnson Industries, Inc., a manufacturer of a broad range of drilling equipment, in exchange for 1.35 million shares of National-Oilwell common stock. This transaction was accounted for under the pooling of interests method of accounting. The Company's financial statements prior to July 1, 1998 have not been restated since the transaction did not have a material effect on the Company's historical financial statements.

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                   Quarter Ended         Nine Months Ended
                                   September 30,           September 30,
                              --------------------      --------------------
                                1998         1997         1998         1997
Revenues                      -------      -------      -------      -------
  Products and Technology     $ 197.7      $ 102.3      $ 505.9      $ 248.0
  Downhole Products              13.4         18.1         48.9         48.6
  Distribution Services         115.3        162.4        404.7        456.8
  Eliminations                  (19.9)       (17.8)       (56.3)       (47.7)
                              -------      -------      -------      -------
        Total                 $ 306.5      $ 265.0      $ 903.2      $ 705.7
                              =======      =======      =======      =======

Operating Income
  Products and Technology     $  35.2      $  15.0      $  92.7      $  31.7
  Downhole Products               2.9          7.7         14.7         18.5
  Distribution Services           2.1          8.1         11.1         19.5
  Corporate                      (1.9)        (2.1)        (5.0)        (6.3)
                              -------      -------      -------      -------
                                 38.3         28.7        113.5         63.4
  Special Charge                   --         10.7           --         10.7
        Total                 $  38.3      $  18.0      $ 113.5      $  52.7
                              =======      =======      =======      =======

Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and reciprocating pumps, as well as complete land drilling and well servicing rigs and structural components such as masts, derricks and substructures. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of the Company's and other manufacturers' equipment. As noted above, continued low prices for oil are expected to have a negative impact on future results.

Revenues for the Products and Technology segment increased by $95.4 million in the third quarter of 1998 as compared to the same quarter in 1997 due to increased sales of major capital equipment and drilling spares. Specifically, the sale of complete rig packages, mud pumps, drawworks and SCR equipment were substantially greater than the prior 1997 quarter. Revenues generated by 1998 acquisitions totaled approximately $37 million during the third quarter of 1998.

Operating income increased by $20.2 million in the third quarter compared to the same quarter in 1997 due principally to the increased sales volume and higher margins from manufacturing and operating cost efficiencies resulting from the higher volumes.

Products and Technology revenues increased $257.9 million in the first nine months of 1998 as compared to 1997 due primarily to the increased demand for new capital equipment and the inclusion of approximately $43.0 million of revenues generated by acquisitions. Operating income increased by $61.0 million in the first nine months of 1998 compared to the same period of 1997 due to the higher activity levels.

Backlog of the Products and Technology capital products was $159 million at September 30, 1998 compared to $271 million at December 31, 1997 and $240 million at September 30, 1997. Substantially all of the current backlog is expected to be shipped by June 30, 1999.

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

Downhole Products revenues decreased by $4.7 million (26%) in the third quarter of 1998 when compared to the same period in 1997, due to lower rental of tools and lower motor sales, particularly in Canada. Operating income decreased $4.8 million in the third quarter of 1998 compared to the same quarter in 1997. This decrease in operating income was a result of reduced margins due to the volume reduction and an increase in overhead spending caused by the addition of two minor acquisitions.

Revenues during the first nine months of 1998 were at the same level as the comparable 1997 period. However, a significant movement in product mix from motor sales and rentals unfavorably impacted margins. Operating income decreased $3.8 million during the first nine months of 1998 compared to the same period in 1997, attributable primarily to the margin decline, lower lost-in-hole revenues and higher depreciation expense.

Distribution Services

Distribution Services revenues result primarily from the sale of MRO products from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment.

Distribution Services revenues during the third quarter of 1998 fell short of the comparable 1997 period by $47.1 million. This 29% decrease reflects the reduced demand for tubular and MRO products precipitated by lower oil prices. North American revenues were off approximately 30%, with tubular revenues roughly half of the level achieved in the third quarter of 1997. Operating income in the third quarter of 1998 was approximately $6 million below the third quarter of 1997. A $7.7 million reduction in gross margin due to the decline in revenues was partially offset by $1.5 million in reduced operating expenses.

Revenues for the Distribution Services segment fell $52.1 million in the first nine months of 1998 when compared to the prior year, reflecting the significant decrease in oil prices between the periods. Operating income was $8.4 million lower in the first nine months of 1998 when compared to 1997. A reduction in gross margin of $9.1 million coupled with a decrease in operating expenses of $0.7 million contributed to this shortfall in operating income.

Corporate

Corporate costs during the third quarter of 1998 and the first nine months of 1998 were $0.2 million and $1.3 million lower than the prior year primarily due to elimination of duplicate corporate costs that existed prior to the Combination.

Interest Expense

Interest expense increased during the three months and nine months ended September 30, 1998 due to the incurrence of debt to finance the Phoenix acquisition.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $345 million, an increase of $94 million from December 31, 1997. Acquisitions completed during the first nine months of 1998 accounted for $48 million of this working capital increase. An inventory build-up of $42 million in the Products and Technology segment, primarily to support completion of orders in backlog, accounted for virtually all of the remaining increase.

Total capital expenditures were $17.9 million during the first nine months of 1998. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand for its products and services.

In June 1998, the Company sold $150 million in unsecured seven year senior notes to raise cash for the purchase of Phoenix. The notes have a coupon interest rate of 6.875% payable on January 1 and July 1.

The Company has a five-year unsecured $125 million revolving credit facility (the "Credit Facility") of which $35 million is available at September 30, 1998 for acquisitions and general corporate purposes. The Credit Facility provides for interest at prime or LIBOR plus 0.625% (8.25% and 6.3% at September 30, 1998), subject to adjustment based on the Company's Capitalization Ratio, as defined. The Credit Facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

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


SUBSEQUENT EVENT

On November 9, 1998, the Company announced the signing of a definitive agreement to acquire the business of DOSCO, a major Canadian oilfield distribution supplier, in exchange for 3.0 million shares of National-Oilwell common stock and a $10.0 million (Canadian) short-term note. The transaction, which is subject to a due diligence process and certain regulatory approvals, will be accounted for under the purchase method of accounting.

YEAR 2000

The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In early 1998, the Company's Distribution Services segment decided to upgrade its main business system with SAP R/3 ("SAP"), a Year 2000-ready program. This system installation is expected to be complete in the third quarter of 1999. In addition, the Company continues to identify, evaluate and implement modifications to its business systems in order to achieve year 2000 date conversion compliance. The Company currently estimates that it will incur costs of approximately $500,000 to complete its assessment of the problem. The total cost of the year 2000 readiness is dependent upon this assessment and has not yet been determined although the Company currently estimates that it may be in the range of $1.0 to $3.0 million, excluding the cost of upgrading to SAP. This review covers internal computer systems and process control systems, as well as embedded systems in products delivered and purchased in the supply chain. In addition, the Company has initiated formal communication with its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own Year 2000 issues. Third party vendors of hardware and packaged software have also been contacted about their products' compliance status. While the ability of third parties with whom the Company transacts business to address adequately their year 2000 issue is outside the Company's control, the Company will evaluate the need to change product and services sources as necessary.

Management believes that with installation of new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company. The Company expects to complete all new installations, conversions and necessary systems modifications and conversions by September 30, 1999. To date, the Company has not identified any information technology assets under the control of the Company that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented or is not being implemented. Accordingly, the Company does not have a contingency plan with respect to the year 2000 issue if all systems upgrades are delayed beyond the end of 1999. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant software and should this occur the Company could face significant operational difficulties.

The costs of the project and the dates on which the Company believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party's Year 2000 status and plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, timely and effective action by third parties, the ability to implement interfaces between Year 2000-ready systems and those systems not being replaced, and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 issues (partially attributable to the interconnection of global businesses), the Company cannot confidently predict its ability to resolve appropriately all Year 2000 issues that may affect its operations and business or expose it to third-party liability.

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


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

          Financial Statements of Businesses Acquired and Proforma Financial Information on Form 8-K/A filed August 17, 1998











                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 13, 1998            /s/ Steven W. Krablin
     -----------------------         -------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                     and Duly Authorized Signatory

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

 27.1            Financial Data Schedule