Form 10-K
period 1998-12-31
NATIONAL OILWELL INC
filed 1999-03-30
CIK 1021860

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

================================================================================
(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998 OR

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

                             10000 Richmond Avenue
                                   4th Floor
                                 Houston, Texas
                                   77042-4200

            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, PAR VALUE $.01            NEW YORK STOCK EXCHANGE
        ----------------------------        ------------------------------
              (Title of Class)              (Exchange on which registered)


        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1999, 56,313,049 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and, excluding solely for purposes of this calculation 25,010,084 shares beneficially owned by directors, executive officers, First Reserve Corporation and Inverness/Phoenix LLC, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $340 million. By this calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any person.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

National-Oilwell is a worldwide leader in the design, manufacture and sale of machinery, equipment and downhole products used in oil and gas drilling and production, as well as in the distribution to the oil and gas industry of maintenance, repair and operating products.

National-Oilwell manufactures and assembles drilling machinery, including drawworks, mud pumps and power swivels (also known as "top drives"), which are the major mechanical components of drilling rigs, as well as masts, derricks and substructures. Many of these components are designed specifically for more demanding applications, which include offshore, extended reach and deep land drilling. The Company estimates that approximately 65% of the mobile offshore rig fleet and the majority of the world's larger land rigs (2,000 horsepower and greater) manufactured in the last twenty years utilize drawworks, mud pumps and other drilling machinery components manufactured by National-Oilwell's Products and Technology segment.

Through its Downhole Products segment, National-Oilwell designs and manufactures drilling motors and specialized drilling tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Drilling tools include drilling jars, shock tools and other specialized products.

National-Oilwell also provides distribution services through its network of distribution service centers located in the United States and Canada and near major drilling and production activity worldwide. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for equipment manufactured by National-Oilwell. Distribution services also offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support.

National-Oilwell was incorporated in Delaware in 1995. Its principal executive offices are located at 10000 Richmond Avenue, 4th Floor, Houston, Texas 77042-4200, and its telephone number is (713) 346-7500.


BUSINESS STRATEGY

National-Oilwell's short term business strategy during the current depressed conditions for oil and gas industry is to reduce its operating costs, generate cash from its balance sheet to repay debt and provide for future strategic acquisitions and emerge from the current environment in a relatively stronger position than its competitors.

National-Oilwell's longer term business strategy is to enhance its market positions and operating performance by:

Leveraging Its Installed Base of Higher Capacity Drilling Machinery and
Equipment

National-Oilwell believes its market position presents substantial opportunities to capture a significant portion of expenditures for the construction of new, higher capacity drilling rigs and equipment as well as the upgrade and refurbishment of existing drilling rigs and equipment. Over the next few years, the advanced age of the existing fleet of drilling rigs, coupled with drilling activity involving greater depths and extended reach, is expected to generate demand for new equipment, especially in the higher capacity end of the market. National-Oilwell's larger drawworks, mud pumps and power swivels often provide the largest capacities currently available in the industry. The large installed base of National-Oilwell equipment also provides recurring demand for spare parts and expendable products necessary for proper and efficient operation.

Expanding Its Downhole Products Business

National-Oilwell believes that directional, horizontal, extended reach and other value-added drilling applications are economically justifiable and will therefore increase, providing an opportunity for growth in the rental and sale of high-performance drilling motors and downhole tools.

Building on Distribution Strengths and Alliance/Outsourcing Trends

National-Oilwell has developed and implemented integrated information and process systems that enhance procurement, inventory management and logistics activities. As a result of efficiency initiatives, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers, or outsourcing their procurement, inventory management and logistics requirements for equipment and supplies in order to achieve cost and capital improvements. National-Oilwell believes that it is well positioned to provide these services as a result of its:

  o large and geographically diverse network of distribution service centers in major oil and gas producing areas;

  o purchasing leverage due to the volume of products sold;

  o breadth of available product lines; and

  o information systems that offer customers enhanced online and onsite services.

In addition, the integration of its distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of National-Oilwell's manufactured parts and equipment.

Continuing to Make Acquisitions That Enhance its Product Line

National-Oilwell believes that the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and become affiliated with integrated product offerings. During 1997 and 1998, National-Oilwell made a total of eight acquisitions and plans to continue to participate in this trend.


OPERATIONS

Products and Technology

National-Oilwell designs, manufactures and sells the major mechanical components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. The major mechanical components include drawworks, mud pumps, power swivels, SCR houses, traveling equipment and rotary tables. These components are essential to the pumping of fluids and hoisting, supporting and rotating of the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new rigs and often replaced during the upgrade and refurbishment of existing rigs.

Masts, derricks and substructures are designed and manufactured for use on land rigs and on fixed and mobile offshore platforms, and are suitable for drilling applications to depths of up to 30,000 feet or more. Other products include pedestal cranes, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers' pumps. National-Oilwell's business includes the sale of replacement parts for its own manufactured machinery and equipment.

While offering a complete line of conventional rigs, National-Oilwell has extensive experience in providing rig designs to satisfy requirements for harsh or specialized environments. Such products include drilling and well servicing rigs designed for the North Slope of Alaska and Arctic, highly mobile drilling and well servicing rigs for jungle and desert use, modular well servicing rigs for offshore platforms and modular drilling facilities for North Sea platforms.

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

Drilling motors are devices placed between the drill string and the drill bit to cause the bit to rotate without necessarily rotating the drill string, and are essential components in systems for horizontal, directional, extended reach and performance drilling. National-Oilwell often rents its drilling motors, retaining control over the servicing and maintenance function so as to preserve their operating reliability. National-Oilwell is continuing to enhance and broaden the range of its drilling motors by:

  o increasing the range of sizes offered;

  o reducing the initial cost and ongoing repair and maintenance cost; and

  o developing alternative designs of motor bearing assembly sealing and speed reduction systems.

National-Oilwell manufactures hydraulic and mechanical drilling jars and shock tools. Drilling jars are used to assist in releasing a drill string that becomes stuck in a well bore. A shock tool is a downhole shock absorber that is placed low in the drill string and is intended to extend bit life, reduce drill string failures and reduce damage to the drilling rig. National-Oilwell also manufactures and rents or sells fishing jars, bumper subs, reamers, stabilizers and kelly and tubing safety valves.

Distribution Services

National-Oilwell provides distribution services through its network of over 125 distribution service centers. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for National-Oilwell equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, National-Oilwell's distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, management believes that National-Oilwell has a competitive advantage in the distribution services business by distributing market-leading products manufactured by its Products and Technology business.

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

Strategic alliances are significant to the Distribution Services business and differ from standard agreements for supplies and equipment in that National-Oilwell becomes the customer's primary supplier of those items. In certain cases, National-Oilwell has assumed responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer's facilities.

Marketing

Substantially all of National-Oilwell's drilling machinery, equipment and spare parts sales, and a large portion of its smaller pumps and parts sales, are made through its direct sales force and distribution service centers. Sales to foreign state-owned oil companies are typically made in conjunction with agent or representative arrangements. National-Oilwell's downhole products are generally rented in Canada and Venezuela and marketed worldwide through its own sales force and through commissioned representatives. Distribution sales are made through the Company's network of distribution service centers. Customers for National-Oilwell's products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.

Competition

The oilfield services and equipment industry is highly competitive and National-Oilwell's revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. National-Oilwell competes in each of its segments with a large number of companies, none of which are dominant in that particular segment.

Manufacturing and Backlog

National-Oilwell has manufacturing facilities located in the United States and Canada. The manufacture of parts or purchase of components is also outsourced to qualified subcontractors. The manufacturing operations require a variety of components, parts and raw materials which National-Oilwell purchases from multiple commercial sources. National-Oilwell has not experienced and does not expect any significant delays in obtaining deliveries of materials.

Sales of products are made on the basis of written orders and oral commitments. The Company's backlog for equipment at December 31, 1998 was $77 million as compared to $270 million at December 31, 1997 and $38 million at December 31, 1996. Substantially all of the current backlog will be shipped by the end of the second quarter of 1999. The reduction in new orders for capital equipment will have a negative effect on operating results in 1999.

Distribution Suppliers

National-Oilwell obtains products sold by its Distribution Services business from a number of suppliers, including its own Products and Technology segment. No single supplier of products is significant to the company. National-Oilwell has not experienced and does not expect a shortage in products or tubular goods that it sells.

Engineering

National-Oilwell maintains a staff of engineers and technicians to:

  o design and test new products, components and systems for use in drilling and pumping applications;

  o enhance the capabilities of existing products; and

  o assist the Company's sales organization and customers with special projects.

National-Oilwell's product engineering efforts focus on developing technology to improve the economics and safety of drilling and pumping processes. National-Oilwell has recently developed a 1,000 ton capacity power swivel to complement its lower capacity models, and has also introduced a 6,000 horsepower active heave compensating drawworks and a dual derrick system to increase customer efficiencies on deep water drilling rigs at extended depths and during horizontal drilling.

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


EMPLOYEES

As of December 31, 1998, National-Oilwell had a total of 3,118 employees, 1,508 of whom were salaried and 1,610 of whom were paid on an hourly basis. Of this workforce, 1,021 employees are employed in Canada and 173 are employed by the Company's other foreign subsidiaries. Relationships with employees are considered good.


RISK FACTORS

Before purchasing any shares of National-Oilwell common stock, you should consider carefully the following factors, in addition to the other information contained or incorporated by reference herein.

Dependence on the Oil and Gas Industry

National-Oilwell's financial results are very dependent upon the oil and gas industry and its willingness to explore for and produce oil and gas. The industry's willingness to explore and produce depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

          o level of production from known reserves;

          o cost of producing oil and gas;

          o level of drilling activity;

          o worldwide economic activity; and

          o national government political requirements.

If there is a significant reduction in demand for drilling services, demand for National-Oilwell's products will drop.

Oil and Gas Prices are Volatile

Oil and gas prices have been volatile over the last ten years, ranging from less than $11 per barrel to over $40 per barrel. Oil prices have been low in 1998 and the first two months of 1999, and have generally ranged from $11 to $16 per barrel. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mcf of gas to above $3.00. Gas prices have been moderate in 1998 and the first two months of 1999, and have generally ranged from $1.70 to $2.20 per mcf.

Oil and gas price changes have caused many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment. Recent expectations of lower oil prices are slowing production and new drilling, particularly in areas where the per barrel cost of production is high. This slowdown quickly affected our distribution and downhole products businesses and is now negatively impacting the products and technology segment as lower prices are expected to continue for an extended period. We cannot predict future oil and gas prices or whether such future prices will be sufficient to support current exploration and production levels.

Our Industry is Highly Competitive

The oilfield products and services industry is highly competitive. The following competitive actions can each affect revenues and earnings:

               o price changes;

               o new product and technology introductions; and

               o improvements in availability and delivery.

National-Oilwell competes with many companies. Some of these companies may possess greater financial resources or offer certain products that we do not have.

Potential Product Liability and Warranty Claims

Customers use some of our products in potentially hazardous drilling, completion and production applications. Improper use or failure of the products can cause injury or loss of life, damage to property, equipment or the environment and suspension of operations.

National-Oilwell believes it has amounts and types of insurance coverage which are consistent with normal industry practice. However, insurance does not protect against all liabilities. We cannot guarantee that our insurance will be adequate to cover all liabilities and cannot assure that we will be able to maintain insurance in the future at reasonable levels.

National-Oilwell may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where its equipment and services have been used. We are currently party to various legal and administrative proceedings. We cannot predict the outcome of these proceedings nor the effects of any negative outcomes.

Foreign and Domestic Political Developments and Governmental Regulations

Many aspects of National-Oilwell's operations are affected by political developments, including restrictions on the ability to do business in various foreign jurisdictions. We are also subject to foreign and domestic government regulations, such as regulations relating to oilfield operations, worker safety and environmental protection.

In addition, demand for our products and services comes from the oil and gas industry. Changes in taxation, price controls or other laws and regulations could affect the entire oil and gas industry. If laws or regulations are adopted which hinder exploration for or production of oil and gas, National-Oilwell's operations could suffer. We cannot predict the extent to which our future operations may be affected by political developments, new legislation or new regulations.

Environmental Regulations

Many foreign, federal, state, provincial and local environmental laws and regulations affect our operations, as well as the operations of our customers. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws and regulations may result in sanctions for damages to natural resources or threats to public health and safety. These laws can also make National-Oilwell liable for the actions of others, or for our acts that were, at the time, perfectly legal. Violations of laws or regulations may result in revocation of permits, corrective action orders, administrative or civil penalties, or criminal prosecution.

Certain environmental laws may subject National-Oilwell to joint and several liability for spills or releases of hazardous substances. This means that we could be forced to pay an entire judgment even in a case in which we were only partially responsible for the damage. National-Oilwell could also be sued for personal injuries or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Instability of Foreign Markets Could Have a Negative Impact on Revenues

Some of our revenues depend upon customers in the Middle East, Africa, Southeast Asia, South America and other international markets. These revenues are subject to risks of instability of foreign economies and governments. Furthermore, our sales can be affected by laws and regulations limiting exports to particular countries. Sometimes export laws and regulations of one jurisdiction may contradict those of another.

National-Oilwell is exposed to the risks of changes in exchange rates between the U.S. dollar and foreign currencies. We do not currently engage in or plan to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations.

Failure to Successfully Manage Growth

National-Oilwell acquired three companies in 1997 and five more in 1998, and intends to pursue acquisition candidates in the future. We cannot predict whether suitable acquisition candidates will be available on reasonable terms or if we will have access to adequate funds to complete any desired acquisitions. Once acquired, we cannot guarantee that we will successfully integrate the operations of the acquired companies.

National-Oilwell is Leveraged

During 1998, National-Oilwell issued $150 million of 6 7/8% unsecured senior notes due July 1, 2005. As a result of this issuance we have become more leveraged. As of December 31, 1998, we had a total of $213.1 million of debt, and a total of $386.8 million of stockholders' equity. Increased debt requires more of our cash flow from operations for payment of interest expense. Increased leverage may also make it more difficult to obtain additional financing in the future and make National-Oilwell more vulnerable to economic downturns and competitive pressures.

Potential Future Sale of Shares Could Affect Market Price

Future sales of our shares by stockholders or option holders could have a negative effect on the market price of National-Oilwell stock. At December 31, 1998, National-Oilwell had outstanding options to purchase a total of 904,511 shares at prices ranging from $5.63 to $28.81 per share. On February 9, 1999, options to purchase an additional 1,233,889 shares were issued with an exercise price of $10.13, vesting over a three-year period beginning February 9, 2000.

Some stockholders have certain rights to cause us to file a registration statement with the SEC to allow the sale of their shares, and some also have the right to be included in any registration statements we file. As of March 1, 1999, shares subject to registration rights totaled:



                    Stockholder                    Number of Shares
                    -----------                    ----------------
               Inverse/Phoenix LLC                     9,300,562
               First Reserve Corporation               8,370,494
               Other stockholders (12 persons)         4,484,510

ITEM 2. PROPERTIES

National-Oilwell owned or leased approximately 150 facilities worldwide as of December 31, 1998, including the following principal manufacturing and administrative facilities:

                              APPROXIMATE
                             BUILDING SPACE
LOCATION                     (SQUARE FOOT)         DESCRIPTION                                         STATUS
--------                     --------------        -----------                                         ------
Houston, Texas                 260,000             Manufactures drilling machinery and equipment       Leased
Channelview, Texas*            193,000             Fabricates drilling components                      Owned
Galena Park, Texas             188,000             Fabricates drilling components and rigs             Owned
Houston, Texas                 178,000             Manufactures SCR systems                            Owned
Edmonton, Alberta, Canada      162,000             Manufactures downhole tools                         Owned
Clearfield, Utah*              120,000             Fabricates drilling components                      Leased
McAlester, Oklahoma            117,000             Manufactures pumps and expendable parts             Owned
Houston, Texas                 100,000             Administrative offices                              Leased
Houston, Texas*                 72,000             Warehousing of spare parts                          Owned
Marble Falls, Texas             65,000             Manufactures drilling expendable parts              Owned
Nisku, Alberta, Canada*         59,000             Manufactures drilling machinery and equipment       Owned
Edmonton, Alberta, Canada       57,000             Manufactures drilling machinery and equipment       Owned
Rosenberg, Texas                44,000             Manufactures downhole tools                         Leased

-------------------------
*  Closed in the first quarter of 1999

National-Oilwell owns or leases five satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 125 distribution service centers worldwide. Management believes that the capacity of facilities is adequate to meet demand currently anticipated for 1999.


ITEM 3. LEGAL PROCEEDINGS

National-Oilwell has various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, management believes that any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on National-Oilwell's consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

National-Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during 1998 and 1997:


                             1997                      1998
                      ------------------       -------------------
          QUARTER      HIGH        LOW           HIGH        LOW
          -------     -------    -------       -------     -------
          First       $ 34.00    $ 23.88       $ 19.32     $ 14.00
          Second        39.75      25.94         28.88       15.82
          Third         29.13       7.75         37.50       25.07
          Fourth        17.69       8.81         44.44       27.88


As of March 15, 1999, there were 435 holders of record of National-Oilwell common stock. National-Oilwell has never paid cash dividends, and none are anticipated during 1999.

Recent Registration of Securities

In December 1998, National-Oilwell acquired certain Canadian distribution businesses from Westburne, Inc. In connection with the acquisition, National-Oilwell issued 3 million shares of unregistered common stock. The shares were subsequently registered for resale on February 18, 1999 pursuant to a Registration Statement on Form S-3.

ITEM 6.   SELECTED FINANCIAL DATA

As a result of the differing year ends of National-Oilwell and Dreco prior to the combination of the companies, the balance sheets and results of operations for dissimilar year ends have been combined pursuant to pooling-of-interests accounting. National-Oilwell's results of operations for the year ended December 31, 1997 include Dreco's results of operations for the six months ended May 31, 1997 and the six months ended December 31, 1997. Data for the year ended December 31, 1996 includes the operations of Dreco for the twelve months ended and as of November 30, 1996. Data for the two years ended August 31, 1995 reflect the operations of Dreco only, as National-Oilwell did not exist as a corporation prior to January 1, 1996.



                                                                   YEAR ENDED DECEMBER 31,           YEAR ENDED AUGUST 31, (1)
                                                            -------------------------------------   ---------------------------
                                                               1998        1997 (2)     1996 (3)       1995             1994
                                                            ----------    ----------   ----------   ----------       ----------
                                                                   (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues                                                  $1,172,013    $1,005,572   $  761,816   $   86,875       $   79,663
  Operating income (loss) (4)                                  121,106        87,239       27,499       10,059          (9,253)
  Income (loss) before taxes and extraordinary loss (5)        109,313        82,482       16,718       12,196          (6,709)
  Income (loss) before extraordinary loss (5)                   68,927        51,281       10,147        7,789          (6,682)
  Net income (loss)                                             68,927        50,658        6,147        7,789          (6,682)
  Income (loss) per share before extraordinary loss (5)
    Basic                                                         1.31          1.00         0.25         0.69           (0.59)
    Diluted                                                       1.30          0.99         0.25         0.68           (0.59)
  Net income (loss) per share
    Basic                                                         1.31          0.99         0.15         0.69           (0.59)
    Diluted                                                       1.30          0.98         0.15         0.68           (0.59)

OTHER DATA:
  Depreciation and amortization                                 19,179        14,744        8,775        4,558           4,926
  Capital expenditures                                          27,845        32,605       15,166        6,435           5,932

BALANCE SHEET DATA:
  Working capital                                              346,410       252,137      168,897       32,992          18,292
  Total assets                                                 817,993       567,511      352,518       72,355          69,323
  Long-term debt, less current maturities                      205,637        61,565       39,136        1,987           1,440
  Stockholders' equity                                         386,803       277,688      169,016       48,957          38,690


(1) Data for the two years ended August 31, 1995 reflect the operations of Dreco only, as the operations of National-Oilwell were acquired from a predecessor partnership as of January 1, 1996 and, in accordance with generally accepted accounting principles, cannot be combined prior to that date.

(2) In order to conform Dreco's fiscal year end to match National-Oilwell's year end, the results of operations for the month of June 1997 have been included directly in stockholders' equity. Dreco's revenues and net income were $13.4 million and $0.9 million for the month.

(3) In order to conform Dreco's August 31 fiscal year end to a period within 93 days of National-Oilwell's December 31 year end, the results of operations for the period from September 1, 1995 through November 30, 1995 have been included directly in stockholders' equity. Dreco's revenues and net income were $33.4 million and $3.2 million for such period.

(4) In December 1998, National-Oilwell recorded a $16,400,000 charge related to personnel reductions and facility closures and a $5,600,000 charge related to the writedown to the lower of cost or market of certain tubular inventories. In September 1997, National-Oilwell recorded a $10,660,000 charge related to merger expenses incurred in connection with the combination with Dreco. In October 1996, National-Oilwell recorded $16,611,000 in charges related to the cancellation of management agreements and expenses related to special incentive plans that terminated upon the occurrence of the initial public offering of its common stock.

(5) National-Oilwell recorded extraordinary losses in September 1997 of $623,000 (net of $376,000 income tax benefit) and in October 1996 of $4,000,000 (net of $2,400,000 income tax benefit) due to the write-offs of deferred debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National-Oilwell is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating products used in oil and gas drilling and production. National-Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, current and near term expectations for oil prices declined due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services is expected to have a negative impact on National-Oilwell's 1999 operating results. See "Risk Factors".


RESULTS OF OPERATIONS

Operating results by segment are as follows (in millions):


                                YEAR ENDED DECEMBER 31,
                            -------------------------------
                              1998        1997       1996
                            --------    --------    -------
Revenues:
  Products and Technology   $  668.1    $  371.8    $ 266.5
  Downhole Products             61.8        69.0       28.6
  Distribution Services        508.6       630.9      518.7
  Eliminations                 (66.5)      (66.1)     (52.0)
                            --------    --------    -------
        Total               $1,172.0    $1,005.6    $ 761.8
                            ========    ========    =======

Operating Income:
  Products and Technology   $  119.6    $   53.4    $  25.9
  Downhole Products             17.0        25.6        8.9
  Distribution Services          7.5        27.6       17.5
  Corporate                     (6.6)       (8.7)      (8.2)
                            --------    --------    -------
                               137.5        97.9       44.1
  Special Charge                16.4        10.7       16.6
                            --------    --------    -------
        Total               $  121.1    $   87.2    $  27.5
                            ========    ========    =======


Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and reciprocating pumps, as well as complete land drilling and well servicing rigs and structural components such as masts, derricks and substructures. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of National-Oilwell's and other manufacturers' equipment. As noted above, low oil prices are expected to have a negative impact on operating results in 1999.

Revenues for the Products and Technology segment increased by $296.3 million over 1997 primarily due to increased sales of major capital equipment and drilling spares. Specifically, the sale of complete rig packages, mud pumps, cranes and SCR equipment were substantially greater than the prior year. Revenues generated by acquisitions completed in 1998 totaled approximately $48 million during the year.

Operating income increased by $66.2 million in 1998 compared to the prior year due principally to the increased sales volume. Operating income as a percentage of revenues increased due to higher prices and manufacturing and operating cost efficiencies resulting from the higher volumes. Various acquisitions completed in 1998 contributed $2.6 million in operating profit during the year.

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

Backlog of the Products and Technology capital products was $77 million at December 31, 1998 compared to $270 million at December 31, 1997 and $38 million at December 31, 1996. Substantially all of the current backlog is expected to be shipped by June 30, 1999.

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

Downhole Products revenues decreased by $7.2 million (10%) in 1998 when compared to 1997, due primarily to lower motor sales and rentals, particularly in Canada. Operating income decreased $8.6 million in 1998 compared to the prior year. This decrease in operating income was a result of reduced margins due to the volume reduction and an increase in overhead spending caused by the addition of two minor acquisitions.

Revenues in 1997 increased $40.4 million over 1996 due to a general increase in market activity plus the inclusion of Vector Oil Tool revenues, a 1997 acquisition, of $24.6 million. Operating income in 1997 exceeded the prior year by $16.7 million with Vector accounting for $14.7 million of the increase.

Distribution Services

Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment.

Distribution Services revenues during 1998 fell short of the comparable 1997 period by $122.3 million. This 19% decrease reflects the reduced demand for tubular and general rig operating supplies precipitated by the significant decrease in oil prices. North American revenues were off approximately 20%, with tubular revenues roughly two-thirds of the level achieved in 1997. Operating income in 1998 was approximately $20 million below 1997, due to reduced margins from the decline in revenues partially offset by reduced operating expenses, and the recording of a $5.6 million charge related to the writedown to lower of cost or market of certain tubular inventories.

Distribution Services revenues in 1997 exceeded 1996 by $112.2 million. This 22% increase reflects the increased spending levels of the Company's alliance partners and other customers. Incremental sales of maintenance, repair and operating supplies ($34.2 million), tubular products ($58.0 million), drilling spares ($8.1 million) and fluid end expendable parts and related pumps ($8.0 million) accounted for the majority of this increase. Operating income in 1997 exceeded the prior year by $10.1 million (58%) as an increase in operating expenses offset part of the incremental margin.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. While corporate charges in 1997 were comparable to 1996, these costs decreased substantially in 1998 due to the elimination of duplicate corporate costs that existed prior to the combination with Dreco.

Special Charges

During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million ($10.4 million after tax, or $0.20 per share) related to operational changes resulting from the depressed market for the oil and gas industry. The components of the special charge are as follows (in millions):

                 Asset impairments                 $  5.4
                 Severance                            5.6
                 Facility closures and exit costs     5.4
                                                   ------
                                                   $ 16.4
                                                   ======


The cash and non-cash elements of the charge approximate $11.0 million and $5.4 million, respectively. Breakdown of the charge by business segment is:

                 Products and Technology           $ 11.1
                 Downhole Products                    1.4
                 Distribution Services                3.0
                 Corporate                             .9
                                                   ------
                                                   $ 16.4
                                                   ======

The asset impairment losses of $5.4 million consists primarily of the shutdown of four North American manufacturing facilities. Assets related to these non-productive facilities which are not in service totaling $10.0 million have been reclassified on the balance sheet to property held for sale and have been written down to their estimated fair value, less cost of disposal. Severance costs of $5.6 million relate to the involuntary termination of approximately 200 employees, most of which are located in North America. Facility closure costs of $5.4 million consists principally of lease cancellation and facility exit costs. Substantially all of the actions associated with this charge will be fully implemented before the end of the first quarter of 1999.

During 1997, National-Oilwell recorded a $10.7 million charge ($8.1 million net of taxes, or $0.31 per share) related to various professional fees and integration costs incurred in connection with the combination with Dreco.

During 1996, National-Oilwell incurred certain one-time expenses in connection with its initial public offering of common stock, as follows: (i) a management services agreement was terminated at a cost of $4.4 million ($2.8 million after tax) and (ii) expenses and payout under National-Oilwell's Value Appreciation Plans, which resulted in National-Oilwell recording an expense of $12.2 million ($7.6 million after tax). The Value Appreciation Plans required the issuance of 681,852 shares of common stock and payment of $6.4 million in cash.

Interest Expense

Interest expense increased during 1998 when compared to the prior year due to the incurrence of debt to finance the Phoenix acquisition. Interest expense in 1997 was substantially lower than 1996 due to lower amounts of debt outstanding and lower interest rates under the new credit facilities.

Income Taxes

National-Oilwell is subject to U.S. federal, state, and foreign taxes and recorded a combined tax rate of 37% in 1998, 38% in 1997, and 39% in 1996. National-Oilwell has net operating tax loss carryforwards in the United States that could reduce future tax expense by up to $6.8 million. Additional loss carryforwards in Europe generally would reduce goodwill if realized in the future. Due to the uncertainty of future utilization, all of the potential benefits described above have been fully reserved. During 1998, National-Oilwell realized a tax benefit of $2.6 million from its U.S. carryforwards, but closure of certain operations may significantly reduce future realization. National-Oilwell's combined tax rate in 1998 would have been 39% if these carryforwards were excluded.

Extraordinary Losses

In the third quarter of 1997, National-Oilwell replaced its existing credit facility and recorded a charge of $1.0 million ($0.6 million after tax) due to the write-off of deferred debt costs. In the fourth quarter of 1996, the credit facility established in connection with the acquisition of the Company was replaced, resulting in the write-off of $6.4 million ($4.0 million after tax) in deferred debt costs.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, National-Oilwell had working capital of $346.4 million, an increase of $94.3 million from December 31, 1997. Significant components of National-Oilwell's assets are accounts receivable and inventories. Accounts receivable, including unbilled revenues, increased by $57.3 million and inventories increased $38.5 million during 1998. Decreases in accounts payable of $16.4 million and customer prepayments of $12.3 million were offset by an increase in other accrued liabilities of $28.2 million.

Total capital expenditures were $27.8 million during 1998, $32.6 million in 1997 and $15.2 million in 1996. Additions and enhancements to the downhole rental tool fleet and information management and inventory control systems represent a large portion of these capital expenditures. Capital expenditures are expected to decline to approximately $20-22 million in 1999, which will include approximately $7 million necessary to complete the installation of a new information system for the Distribution Services group. National-Oilwell believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 1999 for its products and services.

On September 25, 1997, National-Oilwell entered into a new five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625%, subject to adjustment based on National-Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

National-Oilwell believes that cash generated from operations and amounts available under the credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. National-Oilwell also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

National-Oilwell intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. National-Oilwell expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to National-Oilwell.

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

In 1997, the Company's Distribution Services segment decided to replace its main business system in order to significantly improve our supply chain capabilities. The new system installation is expected to be complete in the third quarter of 1999 and will be Year 2000 compliant. In addition, the Company continues to identify, evaluate and implement modifications to its other business systems in order to achieve year 2000 date conversion compliance. The total cost of the year 2000 readiness is estimated at $1.0 million, of which approximately half has been spent. The Year 2000 review covers internal computer systems and process control systems, as well as embedded systems in products delivered. In addition, the Company has initiated formal communication with its significant suppliers, customers and business partners to determine the extent to which we are vulnerable to any failure of these third parties' to remedy their own Year 2000 issues. Third party vendors of hardware and packaged software have also been contacted about their products' compliance status. While the ability of third parties with whom the Company transacts business to address adequately their year 2000 issue is outside its control, the Company will evaluate the need to change sources as necessary.

Management believes that with installation of new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for National-Oilwell. The Company expects to complete all new installations, conversions and necessary systems modifications and conversions by September 30, 1999. Accordingly, the Company does not have a contingency plan with respect to the year 2000 issue. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant software and should this occur, operational difficulties could result. In such circumstances, delays in financial processes could occur, but neither these nor any product-related problems are expected to have an adverse effect on the Company's financial position.

The costs of the project and the dates on which the Company believes it will complete its Year 2000 project are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including continued availability of resources, third party's Year 2000 status and plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include the availability and cost of personnel, the ability to identify and correct all Year 2000 impacted areas, timely and effective action by third parties, the ability to implement interfaces between Year 2000-ready systems and those systems not being replaced, and other similar uncertainties.


MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its credit facility which is comprised of revolving credit notes in the United States and Canada. A portion of the borrowings are denominated in Canadian funds which could expose the Company to market risk with exchange rate movements, although such is mitigated by the Company's substantial operations in Canada. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At December 31, 1998, the Company had $55.6 million outstanding under its credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.6 million on an annual basis. The Company's objective in maintaining variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

In April 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-up Activities. The SOP is effective for fiscal years beginning after December 15, 1998, which requires that the costs associated with such activities be expensed as incurred. The adoption of the new statement will not have a significant effect on earnings or the financial position of the Company.


FORWARD-LOOKING STATEMENTS

This document, other than historical financial information, contains forward-looking statements that involve risks and uncertainties. Such statements relate to National-Oilwell's sales of capital equipment, backlog, capacity, liquidity and capital resources, plans for acquisitions and any related financings and the impact of Year 2000. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. National-Oilwell disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference to Item 7 above, "Market Risk Disclosure".

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         Attached hereto and a part of this report are financial statements and supplementary data listed in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)  Financial Statements and Exhibits

 1. Financial Statements
    The following financial statements are presented in response to Part II,
    Item 8:

                                                                        Page(s) in
                                                                        This Report
                                                                        -----------
    Consolidated Balance Sheets ............................................21

    Consolidated Statements of Operations ..................................22

    Consolidated Statements of Cash Flows ..................................23

    Consolidated Statements of Stockholders' Equity ........................24

    Notes to Consolidated Financial Statements .............................25

2. Financial Statement Schedules

   All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3. Exhibits

2.1 Combination Agreement, dated as of May 14, 1997, as amended, between National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex B)(3)

2.2    Plan of Arrangement and Exchangeable Share Provisions (Annex E)(3)

3.1 Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Annex D)(3)

3.2    By-laws of National-Oilwell, Inc. (Exhibit 3.2)(1)

9.1    Form of Voting and Exchange Trust Agreement by and between
       National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal Trust Company of Canada (Annex G) (3)

10.1 Employment Agreement dated as of January 16, 1996 between Joel V. Staff and the Company with similar agreements with James J. Fasnacht, Jerry N. Gauche and Steven W. Krablin and a similar agreement dated as of February 5, 1996 between Merrill A. Miller, Jr. and the Company (Exhibit 10.1)
       (1)*

10.2 Restricted Stock Agreement between the Company and Joel V. Staff, with similar agreements with James J. Fasnacht, Jerry N. Gauche, Steven W. Krablin and Merrill A. Miller, Jr. (Exhibit 10.10) (1)*

10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996 (Exhibit 10.3) (1)

10.4 Waiver and First Amendment to Stockholders Agreement dated as of July 24, 1996 (Exhibit 10.4) (1)

10.5 Second Amendment to Stockholders Agreement dated as of October 18, 1996 (Exhibit 10.17) (1)

10.6 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.6) (2)*

10.7   Value Appreciation and Incentive Plan A (Exhibit 10.8)(1)*

10.8   Value Appreciation and Incentive Plan B (Exhibit 10.9) (1)*

10.9 First Amendment to Value Appreciation and Incentive Plan A (Exhibit 10.15) (1)*

10.10 First Amendment to Value Appreciation and Incentive Plan B (Exhibit 10.16)(1)*

10.11  Supplemental Savings Plan (Exhibit 10.12)(1)*

10.12  Loan Agreement dated September 25, 1997 (Exhibit 10.1)(4)

10.13  Deferred Fee Agreement (Exhibit 10.14)(1)

10.14 Form of Support Agreement by and between National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex F)(3)

21.1   Subsidiaries of the Company

23.1   Consent of Ernst & Young LLP

23.2   Consent of Coopers & Lybrand

24.1   Power of Attorney (included on signature page hereto)

27.1   Financial Data Schedule

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1998.


------------

   *   Compensatory plan or arrangement for management or others

(1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996

(2) Filed as an Exhibit to the National-Oilwell, Inc. Proxy Statement for the Annual Meeting of Stockholders on May 14, 1997, filed on April 14, 1997

(3) Filed as an Annex to the Joint Proxy Statement/Prospectus in Post Effective Amendment No. 1 to Registration Statement No. 333-32191 on Form S-4 filed on August 21, 1997.

(4) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL-OILWELL, INC.


    Date:  March 26, 1999            By: /s/ STEVEN W. KRABLIN
         ---------------------          -------------------------------------
                                            Steven W. Krablin
                                           Vice President and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Steven W. Krablin and M. Gay Mather, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

        SIGNATURE                                   TITLE                                          DATE
        ---------                                   -----                                          ----


/s/ JOEL V. STAFF                 CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
-----------------------------     EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)               MARCH 26, 1999
       JOEL V. STAFF                                                                        ----------------------


/s/ STEVEN W. KRABLIN             VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
-----------------------------     (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
    STEVEN W. KRABLIN             ACCOUNTING OFFICER)                                           MARCH 26, 1999
                                                                                            ----------------------


/s/ HOWARD I. BULL                DIRECTOR                                                      MARCH 26, 1999
-----------------------------                                                               ----------------------
    HOWARD I. BULL

/s/ JAMES C. COMIS III            DIRECTOR                                                      MARCH 26, 1999
-----------------------------                                                               ----------------------
    JAMES C. COMIS III

/s/ W. MCCOMB DUNWOODY            DIRECTOR                                                      MARCH 26, 1999
----------------------------                                                                ----------------------
    W. MCCOMB DUNWOODY

/s/ WILLIAM E. MACAULAY           DIRECTOR                                                      MARCH 26, 1999
----------------------------                                                                ----------------------
    WILLIAM E. MACAULAY

/s/ FREDRICK W. PHEASEY           DIRECTOR                                                      MARCH 26, 1999
----------------------------                                                                ----------------------
   FREDRICK W. PHEASEY

/s/ BRUCE M. ROTHSTEIN            DIRECTOR                                                      MARCH 26, 1999
----------------------------                                                                ----------------------
   BRUCE M. ROTHSTEIN

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
National-Oilwell, Inc.

We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit, in 1996, the financial statements of Dreco Energy Services, Ltd., a wholly-owned subsidiary, which statements reflect total revenues of $113,195,000 for the year ended November 30, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Dreco Energy Services, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                                /s/ ERNST & YOUNG LLP

Houston, Texas
February 3, 1999


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at November 30, 1996 and the consolidated results of its operations and its cash flows for the twelve months then ended in accordance with generally accepted accounting principles in the United States.


                                                /s/ COOPERS & LYBRAND
                                                    Chartered Accountants

Edmonton, Alberta
October 21, 1997

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                            DECEMBER 31,     DECEMBER 31,
                                                                               1998              1997
                                                                            ------------     ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                 $     11,440     $     19,824
  Receivables, less allowance of $4,718 and $4,056                               281,312          192,470
  Unbilled revenues                                                                   --           31,521
  Inventories                                                                    241,987          203,520
  Deferred taxes                                                                  16,489            9,839
  Prepaid and other current assets                                                 6,533            6,424
                                                                            ------------     ------------
          Total current assets                                                   557,761          463,598

Property, plant and equipment, net                                                91,756           74,282
Deferred taxes                                                                     6,757            4,919
Goodwill                                                                         145,696           24,233
Property held for sale                                                             9,981               --
Other assets                                                                       6,042              479
                                                                            ------------     ------------
                                                                            $    817,993     $    567,511
                                                                            ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                         $      7,447     $      1,340
  Accounts payable                                                               118,579          134,955
  Customer prepayments                                                            25,392           37,688
  Accrued compensation                                                             7,237           12,957
  Other accrued liabilities                                                       52,696           24,521
                                                                            ------------     ------------
          Total current liabilities                                              211,351          211,461

Long-term debt                                                                   205,637           61,565
Deferred taxes                                                                     4,097            2,675
Other liabilities                                                                 10,105           14,122
                                                                            ------------     ------------
          Total liabilities                                                      431,190          289,823

Commitments and contingencies

Stockholders' equity:

  Common stock - par value $.01; 55,996,785 and 51,655,782 shares
      issued and outstanding at December 31, 1998 and December 31, 1997              561              517
  Additional paid-in capital                                                     248,198          207,954
  Accumulated other comprehensive income                                         (13,827)          (7,074)
  Retained earnings                                                              151,871           76,291
                                                                            ------------     ------------
                                                                                 386,803          277,688
                                                                            ------------     ------------
                                                                            $    817,993     $    567,511
                                                                            ============     ============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1998             1997             1996
                                                                ------------     ------------     ------------

Revenues                                                        $  1,172,013     $  1,005,572     $    761,816

Cost of revenues                                                     898,995          799,367          639,433
                                                                ------------     ------------     ------------

Gross profit                                                         273,018          206,205          122,383

Selling, general, and administrative                                 135,479          108,306           78,273
Special charge                                                        16,433           10,660           16,611
                                                                ------------     ------------     ------------

Operating income                                                     121,106           87,239           27,499

Interest and financial costs                                         (12,530)          (6,196)         (12,241)
Interest income                                                        1,025            1,524            1,301
Other income (expense), net                                             (288)             (85)             159
                                                                ------------     ------------     ------------

Income before income taxes and extraordinary loss                    109,313           82,482           16,718

Provision for income taxes                                            40,386           31,201            6,571
                                                                ------------     ------------     ------------

Net income before extraordinary loss                                  68,927           51,281           10,147

Extraordinary loss, net of tax benefit                                    --              623            4,000
                                                                ------------     ------------     ------------

Net income                                                      $     68,927     $     50,658     $      6,147
                                                                ============     ============     ============

Net income per share:
  Basic
    Net income before extraordinary loss                        $       1.31     $       1.00     $       0.25
    Extraordinary loss                                                    --            (0.01)           (0.10)
                                                                ------------     ------------     ------------
    Net income                                                  $       1.31     $       0.99     $       0.15
                                                                ============     ============     ============

Net income per share:
  Diluted
    Net income before extraordinary loss                        $       1.30     $       0.99     $       0.25
    Extraordinary loss                                                    --            (0.01)           (0.10)
                                                                ------------     ------------     ------------
    Net income                                                  $       1.30     $       0.98     $       0.15
                                                                ============     ============     ============

Weighted average shares outstanding:
  Basic                                                               52,780           51,124           40,018
                                                                ============     ============     ============

  Diluted                                                             52,962           51,956           40,553
                                                                ============     ============     ============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     1998             1997             1996
                                                                 ------------     ------------     ------------

Cash flow from operating activities:
  Net income                                                     $     68,927     $     50,658     $      6,147
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                      19,179           14,744            8,775
    Provision for losses on receivables                                   610              730              526
    Provision for deferred income taxes                                (4,092)          (3,121)          (2,433)
    Gain on sale of assets                                             (2,337)          (2,973)          (2,727)
    Foreign currency transaction (gain) loss                             (103)             602             (157)
    Special charge                                                     16,433           10,660           16,611
    Extraordinary loss                                                     --              999            6,400
  Changes in assets and liabilities, net of acquisitions:
    Receivables                                                       (46,507)         (60,815)         (25,682)
    Unbilled revenues                                                  31,521          (17,641)          (8,151)
    Inventories                                                        15,667          (64,978)          (2,410)
    Prepaid and other current assets                                    4,048            1,864             (889)
    Accounts payable                                                  (42,521)          45,083            5,555
    Other assets/liabilities, net                                     (23,325)          23,339           (8,177)
                                                                 ------------     ------------     ------------

          Net cash provided (used) by operating activities             37,500             (849)          (6,612)
                                                                 ------------     ------------     ------------

Cash flow from investing activities:
  Purchases of property, plant and equipment                          (27,845)         (32,605)         (15,166)
  Proceeds from sale of assets                                          9,866            4,415            3,995
  Businesses acquired, net of cash                                   (130,867)         (19,253)              --
  Partnership acquired, net of cash                                        --               --         (106,248)
  Other                                                                    --              248             (350)
                                                                 ------------     ------------     ------------

          Net cash used by investing activities                      (148,846)         (47,195)        (117,769)
                                                                 ------------     ------------     ------------

Cash flow from financing activities:
  Borrowings (payments) on line of credit                              (6,005)          57,677          (89,259)
  Retirement of long-term debt                                        (40,855)         (41,359)              --
  Net proceeds from issuance of long-term debt                        148,937               --               --
  Proceeds from issuance of common stock                                   --           37,240          107,947
  Proceeds from stock options exercised                                 1,002            6,546              341
  Proceeds from debt related to acquisition of Company                     --               --          103,378
  Other                                                                   104               --            5,125
                                                                 ------------     ------------     ------------

          Net cash provided (used) by financing activities            103,183           60,104          127,532
                                                                 ------------     ------------     ------------

Effect of exchange rate losses on cash                                   (221)          (4,097)            (180)
                                                                 ------------     ------------     ------------

Increase (decrease) in cash and equivalents                            (8,384)           7,963            2,971
Cash and cash equivalents, beginning of year                           19,824           13,611           16,266
Change in cash to conform fiscal year end                                  --           (1,750)          (5,626)
                                                                 ------------     ------------     ------------
Cash and cash equivalents, end of year                           $     11,440     $     19,824     $     13,611
                                                                 ============     ============     ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                            ACCUMULATED
                                                              ADDITIONAL       OTHER
                                                COMMON         PAID-IN     COMPREHENSIVE     RETAINED
                                                 STOCK         CAPITAL        INCOME         EARNINGS       TOTAL
                                               ----------     ----------   -------------   ------------   ----------

Beginning Balance                              $       56     $   40,138     $   (3,730)    $   15,439    $   51,903
  Net income                                                                                     6,147         6,147
  Currency translation adjustments                                                1,428                        1,428
                                                                                                          ----------
      Comprehensive income                                                                                     7,575

  Stock options exercised                                            341                                         341
  Issuance of 17,857,698 shares                       179        107,497                                     107,676
  Tax benefit of options exercised                                 1,521                                       1,521
                                               ----------     ----------     ----------     ----------    ----------

Balance at December 31, 1996                          235        149,497         (2,302)        21,586       169,016
  Net income                                                                                    50,658        50,658
  Currency translation adjustments                                               (4,772)                      (4,772)
                                                                                                          ----------
      Comprehensive income                                                                                    45,886

  Stock options exercised                               5          6,546                                       6,551
  Issuance of 1,053,000 shares                         10         37,225                                      37,235
  Stock issued for acquisitions                         8         10,984                         3,130        14,122
  Two-for-one stock split                             259           (259)                                         --
  Change in subsidiary's year end                                                                  917           917
  Tax benefit of options exercised                                 3,961                                       3,961
                                               ----------     ----------     ----------     ----------    ----------

Balance at December 31, 1997                          517        207,954         (7,074)        76,291       277,688
  Net income                                                                                    68,927        68,927
  Currency translation adjustments                                               (6,929)                      (6,929)
  Unrealized losses on available-for-sale
    securities                                                                     (473)                        (473)
                                                                                                          ----------
      Comprehensive income                                                                                    61,525

  Stock options exercised                                          1,002                                       1,002
  Stock issued for acquisitions                        44         39,138            649          6,653        46,484
  Tax benefit of options exercised                                   104                                         104
                                               ----------     ----------     ----------     ----------    ----------

Balance at December 31, 1998                   $      561     $  248,198     $  (13,827)    $  151,871    $  386,803
                                               ==========     ==========     ==========     ==========    ==========

       The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd., as described below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective January 1, 1996, National-Oilwell, Inc. acquired National-Oilwell, a general partnership. The transaction was accounted for under the purchase method of accounting.

Effective September 25, 1997, National-Oilwell completed a combination with Dreco Energy Services Ltd. The combination was accounted for as a pooling-of-interests and the consolidated financial statements of National-Oilwell and Dreco have been combined with all prior periods restated. As a result of the combination, each Dreco Class "A" common share outstanding was converted into .9159 of a Dreco Exchangeable Share and approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National-Oilwell common stock. As of December 31, 1998, approximately 82% of the Exchangeable Shares had been converted into National-Oilwell common stock.

Other Acquisitions

On December 2, 1996, Dreco acquired 100% of the issued and outstanding shares of Vector Oil Tool Ltd. for consideration of 778,000 Dreco common shares and cash consideration of $1.5 million. This business involves the manufacture, sale, rental and service of downhole motors and other products. The transaction was accounted for using the purchase method, is reflected in the 1997 financial statements due to the combination of differing balance sheet dates as discussed above and did not have a material effect on National-Oilwell's consolidated financial statements.

On April 25, 1997, National-Oilwell purchased the drilling controls business of Ross Hill Controls and its affiliate, Hill Graham Controls Limited, for $19.2 million in cash. This business involves the manufacture, sale and service of electrical control systems used in conjunction with drilling operations. The transaction was accounted for under the purchase method of accounting and did not have a material effect on National-Oilwell's consolidated financial statements.

On May 15, 1997, National-Oilwell acquired by merger 100% of the common stock of PEP, Inc., a manufacturer of petroleum expendable pump products. The Company issued 800,000 shares of common stock pursuant to the transaction which was recorded in accordance with the pooling-of-interests method of accounting. The transaction did not have a material effect on National-Oilwell's historical consolidated financial statements and financial statements prior to April 1, 1997 were not restated.

On May 29, 1998, National-Oilwell acquired all of the capital stock of Phoenix Energy Products Holdings, Inc. for approximately $115 million in a business combination which was accounted for under the purchase method of accounting. Phoenix manufactures and sells multiple product lines that are complementary to those of National-Oilwell. The acquisition of the stock and the repayment of approximately $41 million in Phoenix debt were financed primarily through the issuance of $150 million in unsecured seven year senior notes. The excess of the purchase price over the book value of the net assets was approximately $106 million. Assuming the acquisition had occurred at the beginning of each period presented, pro forma summary results of operations would have been as follows:

                                            1998             1997
                                       -------------    -------------

Revenues                               $   1,205,472    $   1,088,003

Income before extraordinary item              68,170           55,609

Net income                                    68,170           54,986

Net income per share:

    Basic
        Income before
        extraordinary item             $        1.29    $        1.09

        Net income                              1.29             1.08

    Diluted
        Income before
        extraordinary item             $        1.29    $        1.07

        Net income                              1.29             1.06

The unaudited pro forma summary is not necessarily indicative of results of operations that would have occurred had the purchase been made at the beginning of the year or of future results of operations of the combined businesses.

The seller of Phoenix is an affiliate of First Reserve Corporation, which is the beneficial owner of 22.9% of National-Oilwell's common stock. Two directors of National-Oilwell are affiliated with First Reserve.

On July 21, 1998, National-Oilwell purchased 100% of the capital stock of Roberds-Johnson Industries, Inc., a manufacturer of a broad range of drilling equipment, in exchange for 1.35 million shares of National-Oilwell common stock. This transaction was accounted for under the pooling-of-interests method of accounting. The Company's financial statements prior to July 1, 1998 have not been restated since the transaction did not have a material effect on National-Oilwell's consolidated historical financial statements.

On December 16, 1998, National-Oilwell purchased the business of DOSCO, a major Canadian oilfield distribution business, for 3 million shares of National-Oilwell common stock and a note for approximately US $6.5 million. This transaction was accounted for under the purchase method of accounting. DOSCO has been combined with the National-Oilwell's existing Canadian distribution business. Pro-forma information has not been provided as such amounts are not material.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National-Oilwell and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the life of the related debt security and accumulated amortization was $205,000 and $24,000 at December 31, 1998 and 1997, respectively. Goodwill is amortized on a straight-line basis over its estimated life of 10-40 years. Accumulated amortization at December 31, 1998 and 1997 was $4,061,000 and $1,214,000.

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

Income Taxes

Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

Concentration of Credit Risk

National-Oilwell grants credit to its customers, which operate primarily in the oil and gas industry. National-Oilwell performs periodic credit evaluations of its customers' financial condition and generally does not require collateral, but may require letters of credit for certain international sales. Reserves are maintained for potential credit losses and such credit losses have historically been within management's expectations.

Stock-Based Compensation

National-Oilwell uses the intrinsic value method in accounting for its stock-based employee compensation plans. Compensation costs for stock options would be recognized over the vesting period if options were granted with an exercise price below market on the date of grant.

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                               1998          1997          1996
                                            ----------    ----------    ----------

  Denominator for basic earnings per
    share--weighted average shares              52,780        51,124        40,018

  Effect of dilutive securities:
    Employee stock options                         182           832           535
                                            ----------    ----------    ----------

  Denominator for diluted earnings per
    share--adjusted weighted average
    shares and assumed conversions              52,962        51,956        40,553
                                            ==========    ==========    ==========

3. INVENTORIES

Inventories consist of (in thousands):

                                            DECEMBER 31,  DECEMBER 31,
                                               1998          1997
                                            -----------   -----------
Raw materials and supplies                  $   24,304    $   19,970
Work in process                                 39,991        34,849
Finished goods and purchased products          177,692       148,701
                                            ----------    ----------
                  Total                     $  241,987    $  203,520
                                            ==========    ==========

4.  STATEMENTS OF CASH FLOWS

The following information supplements the Consolidated Statements of Cash Flows (in thousands):

                                                         DECEMBER 31,
                                            --------------------------------------
                                              1998           1997         1996
                                            ----------    ----------    ----------
Cash paid during the period for:
    Interest                                $    5,767    $    6,904    $    8,819
    Income taxes                                47,985        24,175         4,252

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of (in thousands):

                                          ESTIMATED            DECEMBER 31,           DECEMBER 31,
                                        USEFUL LIVES               1998                   1997
                                     ------------------       --------------         --------------
Land and improvements                    2-20 Years           $        6,421         $        6,823
Buildings and improvements               5-31 Years                   26,221                 22,760
Machinery and equipment                  5-12 Years                   48,767                 31,254
Computer and office equipment            3-10 Years                   35,021                 15,104
Rental equipment                          1-7 Years                   29,217                 36,982
                                                              --------------         --------------
                                                                     145,647                112,923
     Less accumulated depreciation                                   (53,891)               (38,641)
                                                              --------------         --------------
                                                              $       91,756         $       74,282
                                                              ==============         ==============

6. LONG-TERM DEBT

   Long-term debt consists of (in thousands):

                                                                DECEMBER 31,          DECEMBER 31,
                                                                   1998                   1997
                                                              --------------         --------------
Revolving credit facilities                                   $       55,637         $       60,560
6 7/8% senior notes                                                  150,000                     --
Other                                                                  7,447                  2,345
                                                              --------------         --------------
                                                                     213,084                 62,905
     Less current portion                                              7,447                  1,340
                                                              --------------         --------------
                                                              $      205,637         $       61,565
                                                              ==============         ==============

On September 25, 1997, National-Oilwell entered into a new five-year unsecured $125 million revolving credit facility that was used in part to repay amounts outstanding under the previous revolving credit facilities and other indebtedness. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $16 million were outstanding at December 31, 1998. The credit facility provides for interest at prime or LIBOR plus 0.625% (7.75% and 6.25% at December 31, 1998) subject to adjustment based on National-Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

National-Oilwell also has additional credit facilities totaling $22.5 million used primarily for letters of credit, of which $3.1 million were outstanding at December 31, 1998.

In June 1998, National-Oilwell sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.


7. PENSION PLANS

National-Oilwell and its consolidated subsidiaries have several pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 1998, 1997 and 1996, pension expense for defined-contribution plans was $3.7 million, $3.5 million and $2.3 million, and all funding is current.

One of National-Oilwell's subsidiaries in the United Kingdom has a defined-benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. At December 31, 1998, the plan assets at fair market value were $43.5 million and the projected benefit obligation was $27.3 million.


8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                    CURRENCY        UNREALIZED GAINS
                                                   TRANSLATION        ON AVAILABLE-
                                                   ADJUSTMENTS     FOR-SALE SECURITIES        TOTAL
                                                 ---------------   -------------------   ---------------
Beginning Balance                                $        (3,730)    $            --     $        (3,730)
Currency translation adjustments                           1,428                  --               1,428
                                                 ---------------     ---------------     ---------------
Balance at December 31, 1996                              (2,302)                 --              (2,302)

Currency translation adjustments                          (4,772)                 --              (4,772)
                                                 ---------------     ---------------     ---------------
Balance at December 31, 1997                              (7,074)                 --              (7,074)

Currency translation adjustments                          (6,929)                 --              (6,929)
Unrealized gains on available-
    for-sale securities                                       --                 244                 244
Deferred taxes relating to unrealized
    gains on available-for-sale securities                    --                 (68)                (68)

                                                 ---------------     ---------------     ---------------
Balance at December 31, 1998                     $       (14,003)    $           176     $       (13,827)
                                                 ===============     ===============     ===============

9. COMMITMENTS AND CONTINGENCIES

National-Oilwell leases land, buildings and storage facilities, vehicles and data processing equipment under operating leases extending through various dates up to the year 2004. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $10.3 million, $9.0 million and $10.5 million. National-Oilwell's minimum rental commitments for operating leases at December 31, 1998, excluding future payments applicable to facilities to be closed as part of the 1998 Special Charge, were as follows: 1999 - $5.7 million; 2000 - $3.4 million; 2001 - $1.1 million; 2002 - $0.3 million; 2003 - $0.3 million;
thereafter - $0.3 million

National-Oilwell is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 1998 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect the financial position, liquidity or results of operations of National-Oilwell.

National-Oilwell's business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to National-Oilwell's business. Laws and regulations protecting the environment have generally become more expansive and stringent in recent years and National-Oilwell believes the trend will continue. Although National-Oilwell has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder could not result in additional, presently unquantifiable costs or liabilities to National-Oilwell.

10. COMMON STOCK

National-Oilwell has authorized 75 million shares of $.01 par value common stock. National-Oilwell also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

National-Oilwell's stock plans collectively authorize the grant of restricted stock or options to purchase up to 5,832,606 shares of National-Oilwell's common stock to officers, key employees, non-employee directors and other persons. Options granted generally vest over a 3-year period starting one year from the date of grant and generally expire 5 years from the date of grant. During 1996, prior to National-Oilwell becoming a public company, 1,882,606 shares of restricted common stock were purchased by executive officers. These shares are subject to restrictions on transferability and are not entitled to receive cash dividends or distributions until such restrictions lapse. Restrictions lapse annually on 20% of these shares beginning on January 17, 1997 or in their entirety upon the occurrence of (i) a merger or consolidation of National-Oilwell into another company, (ii) a sale of all or substantially all the assets of National-Oilwell, or (iii) a sale of all the common stock of National-Oilwell. Restrictions also lapse in their entirety upon a participant's disability, death or involuntary termination of employment without cause. During 1998 and 1997, 112,954 and 225,906 shares of restricted stock were repurchased by the Company pursuant to the original terms of the issuance. In accordance with the plan, these forfeited shares may be reawarded in the future.

Options outstanding at December 31, 1998 under the stock option plans have exercise prices between $5.62 and $28.81 per share, and expire at various dates from March 21, 2002 to January 13, 2007. The weighted average exercise price on the 904,511 outstanding options at December 31, 1998 is $21.74.

The following summarizes option activity:

                               WEIGHTED AVERAGE SHARE PRICE
                               ----------------------------
                                 INCENTIVE       PRIVATE        INCENTIVE         PRIVATE         TOTAL
                                   PLANS        AGREEMENTS        PLANS         AGREEMENTS       OPTIONS
                                -----------    -----------     -----------     -----------     -----------
Options outstanding:

Balance at December 31, 1996    $      6.01    $      7.03         663,114         201,498         864,612
Granted                               17.95          21.84         447,142         119,062         566,204
Cancelled                             14.90             --        (132,456)             --        (132,456)
Exercised                              5.77          12.53        (439,208)       (320,560)       (759,768)
                                                               -----------     -----------     -----------

Balance at December 31, 1997          13.94             --         538,592              --         538,592
Granted                               27.46                        513,896              --         513,896
Cancelled                             22.82                        (44,020)             --         (44,020)
Exercised                              9.60                       (103,957)             --        (103,957)
                                                               -----------     -----------     -----------

Balance at December 31, 1998          21.74             --         904,511              --         904,511
                                                               ===========     ===========     ===========

Options exercisable:

Balance at December 31, 1996    $      5.72    $      7.03         328,260         201,498         529,758
Became exercisable                     5.96          21.84         167,055         119,062         286,117
Exercisable cancelled                  5.62             --          (9,159)             --          (9,159)
Exercised                              5.77          12.53        (439,208)       (320,560)       (759,768)
                                                               -----------     -----------     -----------

Balance at December 31, 1997           6.16             --          46,948              --          46,948
Became exercisable                    13.74                        178,249                         178,249
Exercisable cancelled                 22.32                         (7,034)                         (7,034)
Exercised                              9.60                       (103,957)                       (103,957)
                                                               -----------     -----------     -----------

Balance at December 31, 1998          13.97             --         114,206              --         114,206
                                                               ===========     ===========     ===========

The weighted average fair value of options granted during 1998 was approximately $10.23 per share as determined using the Black-Scholes option-pricing model. Assuming that National-Oilwell had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option's vesting period, net income and earnings per share would have been affected by $0.02 from the amounts reported. These pro forma results may not be indicative of future effects.

The Company evaluates annually the grant of options to eligible participants and on February 9, 1999, 1,233,889 options to purchase shares of common stock were granted at an exercise price of $10.13, the fair value of the common stock at that date.

In January 1996, National-Oilwell established Value Appreciation Plans intended to reward participants for enhancing the value of National-Oilwell's common stock. The company's initial public offering represented a triggering event under these plans, resulting in a one-time charge before taxes of $12.2 million ($7.6 million after tax). National-Oilwell paid $2.9 million of this amount in cash at the time of the initial public offering and became obligated to pay an additional $3.5 million in cash in five annual installments beginning January 17, 1997. The balance of the obligation was payable by the issuance of common stock. As of December 31, 1997, 365,588 shares of common stock had been issued and another 316,264 shares of common stock were issued on or about January 17, 1999.


11. INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                            1998            1997            1996
                        ------------    ------------    ------------
Domestic                $     58,725    $     47,436    $      1,096
Foreign                       50,588          35,046          15,622
                        ------------    ------------    ------------
                        $    109,313    $     82,482    $     16,718
                        ============    ============    ============

The components of the provision for income taxes consisted of (in thousands):

                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                            1998            1997            1996
                        ------------    ------------    ------------
Current:
    Federal             $     24,341     $     17,428     $      4,435
    State                      2,074            1,496              561
    Foreign                   18,063           15,398            4,008
                        ------------     ------------     ------------
                              44,478           34,322            9,004
                        ------------     ------------     ------------
Deferred:
    Federal                   (4,151)            (287)          (3,898)
    State                       (845)             (64)            (864)
    Foreign                      904           (2,770)           2,329
                        ------------     ------------     ------------
                              (4,092)          (3,121)          (2,433)
                        ------------     ------------     ------------
                        $     40,386     $     31,201     $      6,571
                        ============     ============     ============

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                          1998             1997             1996
                                                      ------------     ------------     ------------
Federal income tax at statutory rate                  $     38,260     $     28,869     $      5,851
Foreign income tax rate differential                           230              494              173
State income tax net of federal benefit                      1,151              919               --
Tax benefit of foreign sales corporation                    (2,547)            (990)              --
Nondeductible expenses                                       1,223            2,837            1,170
Incremental U.S. tax on foreign earnings                     2,517               --               --
Unbenefited losses                                           2,903              209               --
Change in deferred tax valuation allowance                  (2,765)          (1,617)            (462)
Other                                                         (586)             480             (161)
                                                      ------------     ------------     ------------
                                                      $     40,386     $     31,201     $      6,571
                                                      ============     ============     ============

Significant components of National-Oilwell's deferred tax assets and liabilities were as follows (in thousands):

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1998             1997
                                                                     ------------     ------------
Deferred tax assets:
    Accrued liabilities                                              $     18,641     $     14,055
    Net operating loss carryforwards                                       13,521           16,096
    Other                                                                   9,625            5,913
                                                                     ------------     ------------
                Total deferred tax assets                                  41,787           36,064
                Valuation allowance for deferred tax assets               (18,541)         (21,306)
                                                                     ------------     ------------
                                                                           23,246           14,758
                                                                     ------------     ------------
Deferred tax liabilities:
    Tax over book depreciation                                              1,743            2,226
    Other                                                                   2,354              449
                                                                     ------------     ------------
                Total deferred tax liabilities                              4,097            2,675
                                                                     ------------     ------------
                Net deferred tax assets                              $     19,149     $     12,083
                                                                     ============     ============

In the United States, the Company has $19.9 million of net operating loss carryforwards as of December 31, 1998, which expire at various dates through 2009. These operating losses were acquired in the combination with Dreco and are associated with Dreco's US subsidiary. As a result of share exchanges occurring since the combination resulting in a more than 50% aggregate change in the beneficial ownership of Dreco, the availability of these loss carryforwards to reduce future United States federal taxable income may have become subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, these net operating losses can only be used to offset separate company taxable income of Dreco's US subsidiary. Since the ultimate realization of these net operating losses is uncertain, the related potential benefit of $6.8 million has been recorded with a full valuation allowance. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these net operating losses.

Outside the United States, the Company has $19.8 million of net operating loss carryforwards as of December 31, 1998 that are available indefinitely. The related potential benefit available of $6.7 million has been recorded with a full valuation allowance. If the Company ultimately realizes the benefit of these net operating losses, $4.7 million would reduce goodwill and other intangible assets and $2.0 million would reduce income tax expense.

The deferred tax valuation allowance decreased $2.8 million and $1.6 million for the period ending December 31, 1998 and December 31, 1997, respectively, resulting from the realization of foreign net operating losses and investment tax credits that were previously deferred. National-Oilwell's deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company's foreign subsidiaries amounted to $59.1 million and $44.4 million at December 31, 1998 and December 31, 1997. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise would result in both U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $6.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 1998.

12.  SPECIAL CHARGES

During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million ($10.4 million after tax, or $0.20 per share) related to operational changes resulting from the depressed market for the oil and gas industry. The components of the special charge are as follows (in millions):

            Asset impairments                    $   5.4
            Severance                                5.6
            Facility closures and exit costs         5.4
                                                 -------
                                                 $  16.4
                                                 =======

The cash and non-cash elements of the charge approximate $11.0 million and $5.4 million, respectively. Breakdown of the charge by business segment is:

            Products and Technology              $  11.1
            Downhole Products                        1.4
            Distribution Services                    3.0
            Corporate                                 .9
                                                 -------
                                                 $  16.4
                                                 =======

The asset impairment losses of $5.4 million consist primarily of the shutdown of four North American manufacturing facilities. Assets related to these non-productive facilities which are not in service totaling $10.0 million have been reclassified on the balance sheet to property held for sale and have been written down to their estimated fair value, less cost of disposal. Severance costs of $5.6 million relate to the involuntary termination of approximately 200 employees, most of which are located in North America. Facility closure costs of $5.4 million consists principally of lease cancellation and facility exit costs. Substantially all of the actions associated with this charge will be fully implemented before the end of the first quarter of 1999.

During 1997, National-Oilwell recorded a $10.7 million charge ($8.1 million net of taxes, or $0.31 per share) related to various professional fees and integration costs incurred in connection with the combination with Dreco.

During 1996, National-Oilwell incurred certain one-time expenses in connection with its initial public offering of common stock, as follows: (i) a management services agreement was terminated at a cost of $4.4 million ($2.8 million after tax) and (ii) expenses and payout under National-Oilwell's Value Appreciation Plans, which resulted in National-Oilwell recording an expense of $12.2 million ($7.6 million after tax). The Value Appreciation Plans required the issuance of 681,852 shares of common stock and payment of $6.4 million in cash.

13.  EXTRAORDINARY LOSSES

In the third quarter of 1997, the replacement of the previous credit facility resulted in the write-off of $1.0 million ($0.6 million after tax) in deferred financing costs related to the replaced agreement. In the fourth quarter of 1996, another credit facility was replaced, resulting in the write-off of $6.4 million ($4.0 million after tax) in deferred financing costs related to the replaced agreement.


14.  RELATED PARTY TRANSACTIONS

Prior to becoming a public company, National-Oilwell entered into a five-year Management Services Agreement with National-Oilwell's then largest stockholders, whereby National-Oilwell would pay for senior management assistance and other services as agreed and pay fees in connection with each acquisition or disposition completed during a five-year period. After becoming a public company, this agreement was terminated pursuant to a Deferred Fee Agreement, which provides for cash payments of up to $4.4 million. As of December 31, 1998, cash payments aggregating $3.5 million have been made to Inverness/Phoenix LLC and First Reserve Corporation in connection with the Deferred Fee Agreement. Future payments totaling $900,000 will be made to Inverness/Phoenix LLC during 1999. In addition, National-Oilwell paid transaction and management fees of $2.6 million to the Inverness/Phoenix LLC and $1.2 million to First Reserve Corporation in connection with the purchase of the company from a previous owner.

On May 29, 1998, National-Oilwell acquired Phoenix Energy Products Holdings, Inc., an affiliate of First Reserve Corporation, as more fully described in footnote 1.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

National-Oilwell's operations consist of three segments: Products and Technology, Downhole Products and Distribution Services. The Products and Technology segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. The Downhole Products segment designs and manufactures drilling motors and specialized drilling tools for rent and sale. The Distribution Services segment distributes an extensive line of oilfield supplies, oilfield equipment and tubular products. Intersegment sales and transfers are accounted for at commercial prices and are eliminated in consolidation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. The Company evaluates performance of each reportable segment based upon its operating income, excluding non-recurring items.

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 1998.

Summarized financial information is as follows (in thousands):

Business Segments

                                       PRODUCTS AND      DOWNHOLE      DISTRIBUTION       CORPORATE /
                                        TECHNOLOGY       PRODUCTS        SERVICES        ELIMINATIONS(1)      TOTAL
                                       ------------    ------------    ------------      ---------------   ------------
 DECEMBER 31, 1998

Revenues from:
    Unaffiliated customers             $    603,766    $     59,636    $    508,611       $         --     $  1,172,013
    Intersegment sales                       64,301           2,119              --            (66,420)              --
                                       ------------    ------------    ------------       ------------     ------------
        Total revenues                      668,067          61,755         508,611            (66,420)       1,172,013
Operating income (loss)                     119,573          17,021           7,505(2)         (22,993)         121,106(2)
Capital expenditures                          5,030           9,112          12,824                879           27,845
Depreciation and amortization                 7,173           9,338           1,628              1,040           19,179
Identifiable assets                         510,380          88,183         188,998             30,432          817,993

 DECEMBER 31, 1997

Revenues from:
    Unaffiliated customers             $    306,481    $     68,192    $    630,899       $         --     $  1,005,572
    Intersegment sales                       65,360             820              --            (66,180)              --
                                       ------------    ------------    ------------       ------------     ------------
        Total revenues                      371,841          69,012         630,899            (66,180)       1,005,572
Operating income (loss)                      53,453          25,551          27,581            (19,346)          87,239
Capital expenditures                         13,812          16,724           1,434                635           32,605
Depreciation and amortization                 3,448           8,950           1,131              1,215           14,744
Identifiable assets                         274,336          78,036         177,574             37,565          567,511

 DECEMBER 31, 1996

Revenues from:
    Unaffiliated customers             $    214,802    $     28,329    $    518,685       $         --     $    761,816
    Intersegment sales                       51,732             275              --            (52,007)              --
                                       ------------    ------------    ------------       ------------     ------------
        Total revenues                      266,534          28,604         518,685            (52,007)         761,816

Operating income (loss)                      25,902           8,858          17,483            (24,744)          27,499
Capital expenditures                          3,126          10,959           1,050                 31           15,166
Depreciation and amortization                 2,766           4,304           1,650                 55            8,775
Identifiable assets                         123,680          43,338         154,985             30,515          352,518

-------------

(1) Operating loss of Corporate includes a special charge of $16,433 for 1998, $10,660 for 1997 and $16,611 for 1996.

(2) Includes a $5,600 charge related to the writedown to the lower of cost or market of certain tubular inventories.

Geographic Areas:

                                  UNITED                    UNITED
                                  STATES       CANADA       KINGDOM      OTHER     ELIMINATIONS     TOTAL
                                  ------       ------       -------      -----     ------------     -----
 DECEMBER 31,1998

Revenues from:
    Unaffiliated customers      $  888,211   $  196,493   $   54,625   $   32,684   $       --    $1,172,013
    Interarea sales                 58,112       34,912        4,056        1,044      (98,124)           --
                                ----------   ----------   ----------   ----------   ----------    ----------
        Total revenues             946,323      231,405       58,681       33,728      (98,124)    1,172,013
Long-lived assets                  451,217      306,847       36,321       23,608           --       817,993

 DECEMBER 31,1997

Revenues from:
    Unaffiliated customers      $  733,905   $  201,360   $   38,223   $   32,084   $       --    $1,005,572
    Interarea sales                 42,273       11,858        2,383          703      (57,217)           --
                                ----------   ----------   ----------   ----------   ----------    ----------
        Total revenues             776,178      213,218       40,606       32,787      (57,217)    1,005,572
Long-lived assets                  373,544      131,078       27,240       35,649           --       567,511

 DECEMBER 31,1996

Revenues from:
    Unaffiliated customers      $  554,686   $  146,067   $   29,152   $   31,911   $       --    $  761,816
    Interarea sales                 34,252       10,028        1,912          504      (46,696)           --
                                ----------   ----------   ----------   ----------   ----------    ----------
        Total revenues             588,938      156,095       31,064       32,415      (46,696)      761,816
Long-lived assets                  228,881       66,129       21,632       35,876           --       352,518


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results as restated to reflect the combination with Dreco were as follows (in thousands, except per share data which have been restated to comply with FAS 128):

                                            1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER           TOTAL
                                            ------------    ------------    ------------    ------------       ------------
YEAR END DECEMBER 31, 1998

Revenues                                    $    301.852    $    294,843    $    306,457    $    268,861       $  1,172,013
Gross profit                                      64,792          72,808          75,747          59,671(1)         273,018(1)
Special charge                                        --              --              --          16,433             16,433
Income (loss) before taxes                        33,546          38,097          34,005           3,665            109,313
Net income                                        21,137          23,811          21,579           2,400             68,927

Net income per diluted share                        0.40            0.46            0.40            0.04               1.30

YEAR ENDED DECEMBER 31, 1997

Revenues                                    $    206,670    $    234,090    $    264,959    $    299,853       $  1,005,572
Gross profit                                      38,640          43,038          55,352          69,175            206,205
Special charge                                        --              --          10,660              --             10,660
Income (loss) before taxes                        15,096          17,164          16,715          33,507             82,482
Net income before extraordinary loss               9,699          11,065           9,447          21,070             51,281
Net income                                         9,699          11,065           8,824          21,070             50,658

Net income per diluted share,
  before extraordinary loss                         0.19            0.21            0.18            0.41               0.99
Net income per diluted share                        0.19            0.21            0.17            0.41               0.98

---------------

(1) Includes a $5,600 charge related to the writedown to the lower of cost or market of certain tubular inventories.

                               INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------
  2.1      Combination Agreement, dated as of May 14, 1997, as amended, between
           National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex B)(3)

  2.2      Plan of Arrangement and Exchangeable Share Provisions (Annex E)(3)

  3.1      Amended and Restated Certificate of Incorporation of
           National-Oilwell, Inc. (Annex D)(3)

  3.2      By-laws of National-Oilwell, Inc. (Exhibit 3.2)(1)

  9.1      Form of Voting and Exchange Trust Agreement by and between
           National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal
           Trust Company of Canada (Annex G)(3)

  10.1     Employment Agreement dated as of January 16, 1996 between Joel V.
           Staff and the Company with similar agreements with James J.
           Fasnacht, Jerry N. Gauche and Steven W. Krablin and a similar agreement dated as of February 5, 1996 between Merrill A. Miller,
           Jr. and the Company (Exhibit 10.1)(1)*

  10.2 Restricted Stock Agreement between the Company and Joel V. Staff, with similar agreements with James J. Fasnacht, Jerry N. Gauche,
           Steven W. Krablin and Merrill A. Miller, Jr. (Exhibit 10.10)(1)*

  10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996 (Exhibit 10.3)(1)

  10.4     Waiver and First Amendment to Stockholders Agreement dated as of
           July 24, 1996 (Exhibit 10.4)(1)

  10.5     Second Amendment to Stockholders Agreement dated as of October 18,
           1996 (Exhibit 10.17)(1)

  10.6     Amended and Restated Stock Award and Long-Term Incentive Plan
           (Exhibit 10.6)(2)*

  10.7     Value Appreciation and Incentive Plan A (Exhibit 10.8)(1)*

  10.8     Value Appreciation and Incentive Plan B (Exhibit 10.9) (1)*

  10.9     First Amendment to Value Appreciation and Incentive Plan A (Exhibit
           10.15) (1)*

  10.10    First Amendment to Value Appreciation and Incentive Plan B (Exhibit
           10.16)(1)*

  10.11    Supplemental Savings Plan (Exhibit 10.12)(1)*

  10.12    Loan Agreement dated September 25, 1997 (Exhibit 10.1)(4)

  10.13    Deferred Fee Agreement (Exhibit 10.14)(1)

  10.14    Form of Support Agreement by and between National-Oilwell, Inc. and
           Dreco Energy Services Ltd. (Annex F)(3)

  21.1     Subsidiaries of the Company

  23.1     Consent of Ernst & Young LLP

  23.2     Consent of Coopers & Lybrand

  24.1     Power of Attorney (included on signature page hereto)

  27.1     Financial Data Schedule

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 1998.


------------

  *        Compensatory plan or arrangement for management or others

  (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996

  (2) Filed as an Exhibit to the National-Oilwell, Inc. Proxy Statement for the Annual Meeting of Stockholders on May 14, 1997, filed on April 14, 1997

  (3) Filed as an Annex to the Joint Proxy Statement/Prospectus in Post Effective Amendment No. 1 to Registration Statement No. 333-32191 on Form S-4 filed on August 21, 1997.

  (4) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.