Form 10-Q
period 1999-03-31
NATIONAL OILWELL INC
filed 1999-05-14
CIK 1021860

================================================================================


                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


================================================================================
(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999 OR

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

                -------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 346-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

As of May 12, 1999, 56,326,602 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                March 31,     December 31,
                                                                  1999           1998
                                                               -----------    ------------
                                                               (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                    $  12,790      $  11,440
   Receivables, less allowance of $5,213 and $4,718               212,546        281,312
   Inventories                                                    225,700        241,987
   Deferred income taxes                                            7,205         16,489
   Prepaids and other current assets                                7,581          6,533
                                                                ---------      ---------
                                                                  465,822        557,761

Property, plant and equipment, net                                 91,840         91,756
Deferred income taxes                                              14,147          6,757
Goodwill                                                          144,968        145,696
Property held for sale                                              9,981          9,981
Other assets                                                        5,790          6,042
                                                                ---------      ---------
                                                                $ 732,548      $ 817,993
                                                                =========      =========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                            $   3,949      $   7,447
   Accounts payable                                                90,883        118,579
   Customer prepayments                                            10,375         25,392
   Accrued compensation                                             4,059          7,237
   Other accrued liabilities                                       44,991         52,696
                                                                ---------      ---------
                                                                  154,257        211,351

Long-term debt                                                    178,204        205,637
Deferred income taxes                                               2,539          4,097
Other liabilities                                                  10,651         10,105
                                                                ---------      ---------
                                                                  345,651        431,190

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 56,315,979 shares
       and 55,996,785 shares issued and outstanding
       at March 31, 1999 and December 31, 1998                        563            561
    Additional paid-in capital                                    246,676        248,198
    Accumulated other comprehensive income                        (15,925)       (13,827)
    Retained earnings                                             155,583        151,871
                                                                ---------      ---------

                                                                  386,897        386,803
                                                                ---------      ---------

                                                                $ 732,548      $ 817,993
                                                                =========      =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Three Months Ended March 31,
                                        ---------------------------
                                            1999           1998
                                         ---------      ---------
Revenues                                 $ 185,241      $ 301,852

Cost of revenues                           145,129        237,060
                                         ---------      ---------

Gross profit                                40,112         64,792

Selling, general and administrative         29,825         29,493
                                         ---------      ---------

Operating income                            10,287         35,299

Other income (expense):
    Interest and financial costs            (3,874)        (1,248)
    Interest income                            166            221
    Other                                     (583)          (726)
                                         ---------      ---------

Income before income taxes                   5,996         33,546

Provision for income taxes                   2,284         12,409
                                         ---------      ---------

Net income                               $   3,712      $  21,137
                                         =========      =========



Net income per share:
 Basic                                   $    0.07      $    0.41
                                         =========      =========

 Diluted                                 $    0.07      $    0.40
                                         =========      =========


Weighted average shares outstanding:
 Basic                                      56,313         51,982
                                         =========      =========

 Diluted                                    56,382         52,257
                                         =========      =========


       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1999          1998
                                                                                --------      --------
Cash flow from operating activities:
   Net income                                                                   $  3,712      $ 21,137
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                               5,414         4,258
       Provision for losses on receivables                                           547           212
       Provision (benefit) for deferred income taxes                                 228          (404)
       Gain on sale of assets                                                       (341)         (647)
       Foreign currency transaction loss                                             558           635

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                                68,181         1,065
       Inventories                                                                17,407       (22,309)
       Prepaid and other current assets                                           (1,027)        1,458
       Accounts payable                                                          (27,267)      (10,071)
       Other assets/liabilities, net                                             (31,903)       10,963
                                                                                --------      --------

            Net cash provided by operating activities                             35,509         6,297
                                                                                --------      --------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                    (4,084)       (4,925)
    Proceeds from sale of assets                                                     880         1,103
                                                                                --------      --------

            Net cash used by investing activities                                 (3,204)       (3,822)
                                                                                --------      --------

Cash flow from financing activities:
    Payments on line of credit                                                   (30,931)       (4,393)
    Proceeds from stock options exercised                                             --           388
                                                                                --------      --------

            Net cash used by financing activities                                (30,931)       (4,005)
                                                                                --------      --------

Effect of exchange rate (gain) loss on cash                                          (24)        2,958
                                                                                --------      --------

Increase in cash and equivalents                                                   1,350         1,428

Cash and cash equivalents, beginning of period                                    11,440        19,824
                                                                                --------      --------

Cash and cash equivalents, end of period                                        $ 12,790      $ 21,252
                                                                                ========      ========

Supplemental disclosures of cash flow information: Cash payments during the period for:
          Interest                                                              $  6,351      $  1,363
          Income taxes                                                             6,253        10,156


       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is recommended that these statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. No significant accounting changes have occurred during the three months ended March 31, 1999.



2.       INVENTORIES

Inventories consist of (in thousands):

                                          March 31,     December 31,
                                            1999           1998
                                          ---------   -------------
Raw materials and supplies                $  22,757     $  24,304
Work in process                              33,205        39,991
Finished goods and purchased products       169,738       177,692
                                          ---------     ---------
     Total                                $ 225,700     $ 241,987
                                          =========     =========


3.       SPECIAL CHARGES

During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million related to operational changes resulting from the depressed market for the oil and gas industry. This charge was comprised of $11.0 million in estimated cash expenditures related to employee severance and facility exit costs and $5.4 million in the write-down of certain assets. As of March 31, 1999, approximately $10.6 million has been spent or formally committed.


4.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives on the balance sheet at fair value. The Company will adopt the new Statement effective January 1, 2000 and anticipates it will have no significant effect on its results of operations or financial position.

5.       COMPREHENSIVE INCOME

During the first quarter of 1999 and 1998, total comprehensive income was $1,614 and $24,314.

6.       BUSINESS SEGMENTS

Effective January 1, 1999 the Company changed the structure of its internal organization and now includes the former Downhole Products segment as a component of the Products and Technology segment. Prior year segment information has been restated to reflect this change.

Segment information (unaudited) follows (in thousands):


                                          Quarter Ended March 31,
                                         ------------------------
                                           1999           1998
                                         ---------      ---------
Revenues from unaffiliated customers
     Products and Technology             $  99,163      $ 145,663
     Distribution Services                  86,170        156,189


Intersegment revenues
     Products and Technology                 8,516         20,181
     Distribution Services                     --             --

Operating income (loss)
     Products and Technology                13,542         31,391
     Distribution Services                  (2,110)         5,238
                                         ---------      ---------
Total profit for reportable segments        11,432         36,629
Unallocated corporate costs                 (1,145)        (1,330)
Net interest expense                        (3,708)        (1,027)
Other expense                                 (583)          (726)
                                         ---------      ---------
Income before income taxes               $   5,996      $  33,546
                                         =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
National-Oilwell is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating products used in oil and gas drilling and production. National-Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services is expected to have a negative impact on National-Oilwell's 1999 operating results. Beginning in March 1999, oil prices have recovered to approximately $18 per barrel. National-Oilwell expects its revenues to increase if its customers gain confidence in sustained commodity prices at this level.

RESULTS OF OPERATIONS
Operating results (unaudited) by segment are as follows (in thousands):


                                    Quarter Ended March 31,
                                   ------------------------
                                     1999           1998
                                   ---------      ---------
Revenues
     Products and Technology       $ 107,679      $ 165,844
     Distribution Services            86,170        156,189
     Eliminations                     (8,608)       (20,181)
                                   ---------      ---------
          Total                    $ 185,241      $ 301,852
                                   =========      =========
Operating Income
     Products and Technology          13,542         31,391
     Distribution Services            (2,110)         5,238
     Corporate                        (1,145)        (1,330)
                                   ---------      ---------
          Total                    $  10,287      $  35,299
                                   =========      =========


Products and Technology
Effective January 1, 1999 the Company changed the structure of its internal organization and now includes the former Downhole Products segment as a component of the Products and Technology segment. Prior year segment information has been restated to reflect this change.

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products result in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of National-Oilwell's and other manufacturers' equipment.

Revenues for the Products and Technology segment decreased by $58.2 million (35%) in the first quarter of 1999 as compared to the same quarter in 1998 due primarily to a decline of $46 million in the sale of major capital equipment and rig packages and reduced volume in the rental and sale of downhole motors, expendable pumps and related parts. Capital equipment sales were significantly lower in the derricks and masts, cranes and power swivel product categories. Operating income decreased by $17.8 million (57%) in the first quarter compared to the same quarter in 1998 resulting primarily from the lower revenue volume. Higher fixed costs resulting from acquisitions completed during 1998 also had an unfavorable impact, as operating income as a percentage of revenue fell from 19% to 13%.

Backlog of the Products and Technology group declined $27 million during the first quarter of 1999 and was $50 million at March 31, 1999, as receipt of new orders have slowed substantially. At March 31, 1998, backlog stood at $273 million. Substantially all of the current backlog will be shipped by the end of 1999.

Distribution Services
Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment.

Distribution Services revenues during the first quarter of 1999 were below the comparable 1998 period by $70 million. This 45% decline is a direct result of reduced spending by customers due to low oil prices. Tubular revenues accounted for $45 million of this decline while the sale of MRO products in the United States was responsible for the rest of the decline. Operating income in the first quarter of 1999 was $7.3 million lower than the first quarter of 1998 due primarily to the reduced sales volume. Selling, general and administrative spending was $1.2 million lower than the first quarter of the prior year due to initiatives completed in 1998 to adjust to current market activity levels.

Corporate
Corporate costs during the first quarter of 1999 were comparable to the same period in the prior year.

Special Charges
During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million related to operational changes resulting from the depressed market for the oil and gas industry. This charge was comprised of $11.0 million in estimated cash expenditures related to employee severance and facility exit costs and $5.4 million in the write-down of certain assets. As of March 31, 1999, approximately $10.6 million has been spent or formally committed.

Interest Expense
Interest expense increased during the three months ended March 31, 1999 when compared to the prior year due to the incurrence of debt to finance the May 1998 acquisition of Phoenix Energy Products Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999, the Company had working capital of $312 million, a $35 million decrease from December 31, 1998. Most of the cash generated from the working capital reduction has been used to repay outstanding debt under the Company's revolving credit facility. Additional decreases in debt are expected in the second quarter from further reductions in working capital.

Total capital expenditures were $4.1 million during the first three months of 1999. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 1999 for its products and services.

The Company has a five-year unsecured $125 million revolving credit facility that is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625% (7.75% and 5.625% at March 31,1999), subject to adjustment based on the Company's Capitalization Ratio, as defined therein. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

The Company believes that cash generated from operations and amounts available under the credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

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

The new system installation for the Company's Distribution Services segment remains on target for completion in the third quarter of 1999 and will be Year 2000 compliant. In addition, the Company continues to implement modifications to its other business systems in order to achieve year 2000 date conversion compliance. The total cost of the year 2000 readiness is estimated at $1.0 million, of which approximately half has been spent. The Year 2000 review covers internal computer systems and process control systems, as well as embedded systems in products delivered. In addition, the Company continues to communicate with its significant suppliers, customers and business partners to determine the extent to which we are vulnerable to any failure of these third parties' to remedy their own Year 2000 issues. Third party vendors of hardware and packaged software have also been contacted about their products' compliance status. While the ability of third parties with whom the Company transacts business to address adequately their year 2000 issue is outside its control, the Company will evaluate the need to change sources as necessary.

Management believes that with installation of new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for National-Oilwell. Completion of all new installations, conversions and necessary systems modifications and conversions is expected by September 30, 1999. Accordingly, the Company does not have a contingency plan with respect to the year 2000 issue. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant software and should this occur, operational difficulties could result. In such circumstances, delays in financial processes could occur, but neither these nor any product-related problems are expected to have an adverse effect on the Company's financial position.

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





Date:  May 12, 1999                   /s/ Steven W. Krablin
                                      ------------------------------------------
                                      Steven W. Krablin
                                      Principal Financial and Accounting Officer
                                      and Duly Authorized Signatory

                                   INDEX TO EXHIBITS

Exhibit No.                        Description
-----------                        -----------
  27.1                             Financial Data Schedule