Form 10-Q
period 1999-06-30
NATIONAL OILWELL INC
filed 1999-08-13
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999 OR

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


                              10000 RICHMOND AVENUE
                                    4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200
                    ----------------------------------------
                    (Address of principal executive offices)

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

As of August 12, 1999, 58,257,909 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN thousands, except share data)


                                                          June 30,      December 31,
                                                            1999            1998
                                                         ----------      ----------
                                                         (Unaudited)

                ASSETS
Current assets:
   Cash and cash equivalents                             $   45,555      $   11,440
   Receivables, less allowance of $5,580 and $4,718         167,927         281,312
   Inventories                                              189,495         241,987
   Deferred income taxes                                      9,298          16,489
   Prepaids and other current assets                          8,432           6,533
                                                         ----------      ----------
                                                            420,707         557,761

Property, plant and equipment, net                           89,959          91,756
Deferred income taxes                                        12,938           6,757
Goodwill                                                    144,320         145,696
Property held for sale                                       10,694           9,981
Other assets                                                  5,469           6,042
                                                         ----------      ----------
                                                         $  684,087      $  817,993
                                                         ==========      ==========

                LIABILITIES AND OWNERS' EQUITY

Current liabilities:
   Current portion of long-term debt                     $      321      $    7,447
   Accounts payable                                          74,539         118,579
   Customer prepayments                                       8,945          25,392
   Accrued compensation                                       3,326           7,237
   Other accrued liabilities                                 41,118          52,696
                                                         ----------      ----------
                                                            128,249         211,351

Long-term debt                                              150,000         205,637
Deferred income taxes                                         2,521           4,097
Other liabilities                                            10,062          10,105
                                                         ----------      ----------
                                                            290,832         431,190

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 56,337,909 shares
       and 55,996,785 shares issued and outstanding
       at June 30, 1999 and December 31, 1998                   563             561
    Additional paid-in capital                              246,824         248,198
    Accumulated other comprehensive income                   (9,327)        (13,827)
    Retained earnings                                       155,195         151,871
                                                         ----------      ----------

                                                            393,255         386,803
                                                         ----------      ----------

                                                         $  684,087      $  817,993
                                                         ==========      ==========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OOPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                              Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                         --------------------------      --------------------------
                                            1999            1998            1999            1998
                                         ----------      ----------      ----------      ----------

Revenues                                 $  159,095      $  294,843      $  344,336      $  596,695

Cost of revenues                            127,333         222,035         272,462         459,095
                                         ----------      ----------      ----------      ----------

Gross profit                                 31,762          72,808          71,874         137,600

Selling, general and administrative          28,140          32,928          57,965          62,421
                                         ----------      ----------      ----------      ----------

Operating income                              3,622          39,880          13,909          75,179

Other income (expense):
    Interest and financial costs             (3,114)         (2,248)         (6,988)         (3,496)
    Interest income                             337             278             503             499
    Other                                    (1,442)            187          (2,025)           (539)
                                         ----------      ----------      ----------      ----------

Income before income taxes                     (597)         38,097           5,399          71,643

Provision for income taxes                     (209)         14,286           2,075          26,695
                                         ----------      ----------      ----------      ----------

Net income                               $     (388)     $   23,811      $    3,324      $   44,948
                                         ==========      ==========      ==========      ==========



Net income per share:
 Basic                                   $    (0.01)     $     0.46      $     0.06      $     0.86
                                         ==========      ==========      ==========      ==========

 Diluted                                 $    (0.01)     $     0.46      $     0.06      $     0.86
                                         ==========      ==========      ==========      ==========


Weighted average shares outstanding:
 Basic                                       56,326          51,963          56,319          51,973
                                         ==========      ==========      ==========      ==========

 Diluted                                     56,326          52,292          56,482          52,275
                                         ==========      ==========      ==========      ==========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                Six Months Ended June 30,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                ----------      ----------

Cash flow from operating activities:
   Net income                                                                   $    3,324      $   44,948
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                                10,840           8,780
       Provision for losses on receivables                                           1,244            (379)
       Provision for deferred income taxes                                            (566)         (1,097)
       Loss (gain) on sale of assets                                                  (294)         (1,759)
       Foreign currency transaction gain (loss)                                         15            (247)

   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                                 107,991          (9,319)
       Inventories                                                                  27,136         (42,434)
       Prepaid and other current assets                                             (1,893)           (652)
       Accounts payable                                                            (44,618)         17,461
       Other assets/liabilities, net                                               (28,414)          4,409
                                                                                ----------      ----------

            Net cash provided by operating activities                               74,765          19,711
                                                                                ----------      ----------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                      (7,522)         (9,368)
    Proceeds from sale of assets                                                    29,503           3,747
    Business acquired, net of cash                                                      --        (157,739)
    Cash received from business acquired                                                --             535
                                                                                ----------      ----------

            Net cash provided (used) by investing activities                        21,981        (162,825)
                                                                                ----------      ----------

Cash flow from financing activities:
    Borrowings (payments) on line of credit                                        (62,763)         44,550
    Net proceeds from issuance of long-term debt                                        --         148,937
    Principal payments on long-term debt                                                --         (40,855)
    Proceeds from stock options exercised                                              148           1,002
                                                                                ----------      ----------

            Net cash provided (used) by financing activities                       (62,615)        153,634
                                                                                ----------      ----------

Effect of exchange rate (gain) on cash                                                 (16)         (3,389)
                                                                                ----------      ----------

Increase in cash and equivalents                                                    34,115           7,131

Cash and cash equivalents, beginning of period                                      11,440          19,824
                                                                                ----------      ----------

Cash and cash equivalents, end of period                                        $   45,555      $   26,955
                                                                                ==========      ==========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                              $    7,119      $    2,608
          Income taxes                                                               7,785          26,679

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd.
The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States which requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

In the opinion of the Company, the consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30,1999 and 1998 may not be indicative of results for the full year. No significant accounting changes have occurred during the six months ended June 30, 1999.



2.  INVENTORIES

Inventories consist of (in thousands):

                                          June 30,   December 31,
                                            1999         1998
                                          --------     --------
Raw materials and supplies                $ 21,582     $ 24,304
Work in process                             19,382       39,991
Finished goods and purchased products      148,531      177,692
                                          --------     --------
              Total                       $189,495     $241,987
                                          ========     ========

3.       SPECIAL CHARGES

During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million related to operational changes resulting from the depressed market for the oil and gas industry. This charge was comprised of $11.0 million in estimated cash expenditures related to employee severance and facility exit costs and $5.4 million in the write-down of certain assets. As of June 30, 1999, the entire amount has been spent or formally committed.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the recognition of all derivatives on the balance sheet at fair value. The Company will adopt the new Statement effective January 1, 2001 and anticipates it will have no significant effect on its results of operations or financial position.

5. COMPREHENSIVE INCOME

Total comprehensive income was as follows (in thousands):

                                 1999         1998
                               --------     --------

Three months ended June 30     $  6,210     $ 17,017
Six months ended June 30          7,824       41,331

6.  BUSINESS SEGMENTS

Effective January 1, 1999 the Company changed the structure of its internal organization and now includes the former Downhole Products segment as a product line within the Products and Technology segment. Prior year segment information has been restated to reflect this change.

Segment information (unaudited) follows (in thousands):

                                           Quarter Ended June 30,         Six Months Ended June 30,
                                         --------------------------      --------------------------
                                            1999            1998            1999            1998
                                         ----------      ----------      ----------      ----------

Revenues from unaffiliated customers
          Products and Technology        $   76,619      $  161,599      $  175,782      $  307,262
          Distribution Services          $   82,476      $  133,244      $  168,554      $  289,433

Intersegment revenues
          Products and Technology             7,168          16,244          15,684          36,425
          Distribution Services
                                                281              --             373              --

Operating income (loss)
          Products and Technology             7,746          37,825          21,288          69,216
          Distribution Services              (2,429)          3,832          (4,539)          9,070
                                         ----------      ----------      ----------      ----------

Total profit for reportable segments          5,317          41,657          16,749          78,286
Unallocated corporate costs                  (1,695)         (1,777)         (2,840)         (3,107)
Net interest expense                         (2,777)         (1,970)         (6,485)         (2,997)
Other income (expense)                       (1,442)            187          (2,025)           (539)
                                         ----------      ----------      ----------      ----------

Income before income taxes               $     (597)     $   38,097      $    5,399      $   71,643
                                         ==========      ==========      ==========      ==========

                                          June 30,        June 30,
TOTAL ASSETS                                1999            1998
                                         ----------      ----------

          Products and Technology        $  550,826      $  609,464
          Distribution Services             155,464         154,192

7.  SALE OF ASSETS

Included in Other Expense are losses totaling $1.9 million from the sale of assets related to two product lines. On June 17,1999 the Company sold its tubular business for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular business was $23.6 million and $0.6 million, respectively. On June 24,1999 the Company sold its drill bit manufacturing business for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit business was $6.1 million and $0.1 million, respectively.

8.  SUBSEQUENT EVENTS

On July 1, 1999, the Company purchased 100% of the outstanding stock of Dupre' Supply Company and Dupre' International Inc. in exchange for 1,920,000 shares of National Oilwell common stock. In conjunction with this acquisition, approximately $11 million in cash was used to pay-off an existing line of credit. These companies are leading suppliers of pipe, fittings, valves and valve automation services and complement the existing operations of the Distribution Services segment. This transaction will be accounted for under the pooling-of-interests method of accounting and historical financial statements will be restated.

On July 8, 1999, the Company acquired the assets of CE Drilling Products, Inc. for approximately $65 million in cash, financed primarily by borrowing $57 million under its revolving credit facility. This business involves the manufacture, sale and service of drilling machinery and related parts. This transaction will be accounted for under the purchase method of accounting.

For July 1999, the first full month following the acquisitions, the Company reported consolidated revenues of $51.3 million and a net loss of $1.5 million ($0.03 per diluted share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating products used in oil and gas drilling and production. National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services is expected to have a negative impact on National Oilwell's 1999 operating results. Oil prices have recovered during the second quarter of 1999 to approximately $20 per barrel. National Oilwell expects its revenues to increase if its customers gain confidence in sustained commodity prices at this level and their cash flows from operations improve.

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                       Quarter Ended                 Six Months Ended
                                          June 30,                       June 30,
                                 --------------------------      --------------------------
Revenues                            1999            1998            1999            1998
                                 ----------      ----------      ----------      ----------

     Products and Technology     $   83,787      $  177,843      $  191,466      $  343,687
     Distribution Services           82,757         133,244         168,927         289,433
     Eliminations                    (7,449)        (16,244)        (16,057)        (36,425)
                                 ----------      ----------      ----------      ----------
               Total             $  159,095      $  294,843      $  344,336      $  596,695
                                 ==========      ==========      ==========      ==========

Operating Income
     Products and Technology     $    7,746      $   37,825      $   21,288      $   69,216
     Distribution Services           (2,429)          3,832          (4,539)          9,070
     Corporate                       (1,695)         (1,777)         (2,840)         (3,107)
                                 ----------      ----------      ----------      ----------
               Total             $    3,622      $   39,880      $   13,909      $   75,179
                                 ==========      ==========      ==========      ==========

Products and Technology

Effective January 1, 1999 the Company changed the structure of its internal organization and now includes the former Downhole Products segment as a product line within the Products and Technology segment. Prior year segment information has been restated to reflect this change. The Company sold its drill bit manufacturing business in June 1999 for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit business was $6.1 million and $0.1 million, respectively.

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products result in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of National Oilwell's and other manufacturers' equipment.

Revenues for the Products and Technology segment decreased by $94.1 million (56%) in the second quarter of 1999 as compared to the same quarter in 1998 due primarily to reduced sales of major capital equipment and drilling replacement parts. Sales in the second quarter of 1999 of new mud pumps, SCR systems, power swivels, derricks and masts, cranes, and complete rigs all showed a significant decline from second quarter 1998 levels. Operating income decreased by $30.1 million in the second quarter compared to the same quarter in 1998 due principally to the lower revenue volume. Operating costs were comparable between the periods as cost reduction initiatives completed in 1999 were offset by the inclusion of higher fixed costs related to acquisitions completed during 1998.

Products and Technology revenues in the first half of 1999 decreased $152.2 million as compared to 1998 due primarily to the reduced demand for new capital equipment, drilling replacement parts and downhole motor and tool sales. Operating income decreased by $47.9 million in the first half of 1999 as a result of the decline in revenues.

Backlog of the Products and Technology capital products was $26 million at June 30, 1999 compared to $77 million at December 31, 1998 and $260 million at June 30, 1998. Substantially all of the current backlog is expected to be shipped by the end of 1999. New orders and order cancellations during the first half of 1999 totaled approximately $18 million and $9 million, respectively.

Distribution Services

Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from the Company's network of distribution service centers and from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment. The Company sold its tubular business in June 1999 for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular business was $23.6 million and $0.6 million, respectively.

Distribution Services revenues during the second quarter of 1999 fell short of the comparable 1998 period by $50.5 million. This 38% decrease reflects the reduced demand for MRO and tubular products precipitated primarily by lower oil prices. Revenues in the tubular business accounted for $30 million of this decline with MRO sales in the United States comprising the majority of the remaining shortfall, offset partially by a $9 million increase in Canadian revenues. Operating income in the second quarter of 1999 was $6.3 million below the second quarter of 1998. A $8.3 million reduction in base margin due to the decline in revenues was partially offset by $2.0 million in reduced operating expenses resulting from the completion of prior year initiatives to adjust to lower activity levels.

Revenues for the Distribution Services segment fell $120.5 million in the first half of 1999 when compared to the prior year, reflecting the significant decrease in oil prices between the periods. Despite a revenue growth in Canada of approximately $15 million, sales in the United States showed a $125 million decline including a tubular business reduction of $74 million. Operating income was $13.6 million lower in the first six months of 1999 when compared to 1998 and is attributable entirely to the lower revenue levels offset, in part, by reduced operating costs of approximately $5 million.

Corporate

Corporate costs during the second quarter of 1999 of $1.7 million and the first six months of 1999 of $2.8 million were comparable to the same periods in the prior year.

Interest Expense

Interest expense increased during the three months and six months ended June 30, 1999 as compared to the prior year due to the sale of $150 million of 6.875% unsecured senior notes in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had working capital of $292 million, a decrease of $54 million from December 31, 1998. Significant reductions in accounts receivable and inventory of $113.4 million and $52.5 million were partially offset by reduced accounts payable and customer prepayments of $44.0 million and $16.4 million. Cash generated from operations was used to repay outstanding debt.

Total capital expenditures were $7.5 million during the first six months of 1999 compared to $9.4 million in the first half of 1998. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company has sufficient existing manufacturing capacity to meet currently anticipated demand though 1999 for its products and services.

The Company has a five-year unsecured $125 million revolving credit facility which is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625%, subject to adjustment based on the Company's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. Subsequent to June 30,1999 the Company borrowed approximately $57 million under the credit facility in connection with an acquisition.

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

The new system installation for the Company's Distribution Services segment remains on target for completion in the third quarter of 1999 and will be Year 2000 compliant. In addition, the Company continues to implement modifications to its other business systems in order to achieve year 2000 date conversion compliance. The total cost of the year 2000 readiness is estimated at $1.0 million, of which approximately $0.7 million has been spent. The Year 2000 review covers internal computer systems and process control systems, as well as embedded systems in products delivered. In addition, the Company continues to communicate with its significant suppliers, customers and business partners to determine the extent to which we are vulnerable to any failure of these third parties' to remedy their own Year 2000 issues. Third party vendors of hardware and packaged software have also been contacted about their products' compliance status. While the ability of third parties with whom the Company transacts business to address adequately their year 2000 issue is outside its control, the Company will evaluate the need to change sources as necessary.

Management believes that with installation of new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for National Oilwell. Completion of all new installations, conversions and necessary systems modifications and conversions is expected by September 30, 1999. Accordingly, the Company does not have a contingency plan with respect to the year 2000 issue. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant software and should this occur, operational difficulties could result. In such circumstances, delays in financial processes could occur, but neither these nor any product-related problems are expected to have an adverse effect on the Company's financial position.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 19, 1999. Stockholders elected three directors nominated by the board of directors for terms expiring in 2002 by the following votes: W. McComb Dunwoody - 49,168,433 votes for and 28,764 votes withheld, William E. Macaulay - 49,168,433 votes for and 28,764 votes withheld, and Joel V. Staff - 49,168,223 votes for and 28,974 votes withheld. Stockholders elected Ben A. Guill for a term expiring in 2000 - 49,168,433 votes for and 28,764 votes withheld. There were no nominees to office other than the directors elected.

Stockholders also approved an amendment to the Amended and Restated National-Oilwell, Inc. Stock Award and Long-Term Incentive Plan by the following vote: 48,294,255 votes for, 581,330 votes against and 321,612 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(a)      Reports on Form 8-K

     The Company has not filed any report on Form 8-K during the quarter for which this report is filed.







                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1999                 /s/ Steven W. Krablin
      ---------------------------     ------------------------------------
                                      Steven W. Krablin
                                      Principal Financial and Accounting Officer
                                      and Duly Authorized Signatory

                                 EXHIBIT INDEX




Exhibit
Number              Description
------              -----------

 27.1               Financial Data Schedule