Form 10-Q
period 1999-09-30
NATIONAL OILWELL INC
filed 1999-11-15
CIK 1021860

================================================================================
                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
================================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  76-0475815
     ----------------------------------               --------------------
      (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                Identification No.)



                              10000 RICHMOND AVENUE
                                    4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X     NO
                                      ----      ----
As of November 12, 1999, 58,258,955 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    September 30,         December 31,
                                                                        1999                  1998
                                                                    -------------         -------------
                                                                     (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                        $      15,579         $      11,963
   Receivables, less allowance of $5,482 and $4,963                       172,849               301,405
   Inventories                                                            232,554               253,385
   Deferred income taxes                                                    7,206                16,489
   Prepaids and other current assets                                        9,061                 7,677
                                                                    -------------         -------------
                                                                          437,249               590,919

Property, plant and equipment, net                                        108,321                96,174
Deferred income taxes                                                      15,553                 6,757
Goodwill                                                                  165,136               145,696
Property held for sale                                                     10,258                 9,981
Other assets                                                                5,200                 6,361
                                                                    -------------         -------------
                                                                    $     741,717         $     855,888
                                                                    =============         =============

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $          22         $       8,427
   Accounts payable                                                        89,803               131,575
   Customer prepayments                                                     5,263                25,392
   Accrued compensation                                                     4,610                 7,237
   Other accrued liabilities                                               40,549                54,158
                                                                    -------------         -------------
                                                                          140,247               226,789

Long-term debt                                                            194,608               221,198
Deferred income taxes                                                       2,528                 4,097
Other liabilities                                                          12,426                10,505
                                                                    -------------         -------------
                                                                          349,809               462,589

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 58,258,955 shares
       and 57,916,785 shares issued and outstanding
       at September 30, 1999 and December 31, 1998                            583                   579
    Additional paid-in capital                                            246,807               248,194
    Accumulated other comprehensive income                                (12,849)              (13,821)
    Retained earnings                                                     157,367               158,347
                                                                    -------------         -------------

                                                                          391,908               393,299
                                                                    -------------         -------------

                                                                    $     741,717         $     855,888
                                                                    =============         =============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                     -----------------------------         -----------------------------
                                                        1999               1998               1999               1998
                                                     ----------         ----------         ----------         ----------
Revenues                                             $  168,244         $  330,205         $  546,932         $  977,711

Cost of revenues                                        138,194            252,904            442,339            758,295
                                                     ----------         ----------         ----------         ----------

Gross profit                                             30,050             77,301            104,593            219,416

Selling, general and administrative                      29,196             39,164             90,873            105,112
                                                     ----------         ----------         ----------         ----------

Operating income                                            854             38,137             13,720            114,304

Other income (expense):
    Interest and financial costs                         (3,958)            (5,071)           (11,429)            (9,242)
    Interest income                                         262                251                560                750
    Other                                                   247                106             (2,452)              (448)
                                                     ----------         ----------         ----------         ----------

Income (loss) before income taxes                        (2,595)            33,423                399            105,364

Provision (benefit) for income taxes                       (723)            12,426              1,379             39,121
                                                     ----------         ----------         ----------         ----------

Net income (loss)                                    $   (1,872)        $   20,997         $     (980)        $   66,243
                                                     ==========         ==========         ==========         ==========

Net income per share:
 Basic                                               $    (0.03)        $     0.38         $    (0.02)        $     1.22
                                                     ==========         ==========         ==========         ==========

 Diluted                                             $    (0.03)        $     0.38         $    (0.02)        $     1.21
                                                     ==========         ==========         ==========         ==========


Weighted average shares outstanding:
 Basic                                                   58,258             55,233             58,246             54,339
                                                     ==========         ==========         ==========         ==========

 Diluted                                                 58,258             55,309             58,269             54,566
                                                     ==========         ==========         ==========         ==========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                         Nine Months Ended September 30,
                                                                                        ---------------------------------
                                                                                            1999                 1998
                                                                                        ------------         ------------
Cash flow from operating activities:
   Net income                                                                           $       (980)        $     66,243
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                                          15,661               15,236
       Provision for losses on receivables                                                     1,663                 (301)
       Provision for deferred income taxes                                                    (1,587)                (725)
       Loss (gain) on sale of assets                                                          (1,320)              (2,458)
       Foreign currency transaction loss                                                        (248)                (161)

   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                                           129,414                5,659
       Inventories                                                                            21,944              (30,259)
       Prepaid and other current assets                                                       (1,636)               1,664
       Accounts payable                                                                      (63,098)             (25,691)
       Other assets/liabilities, net                                                         (15,133)             (18,241)
                                                                                        ------------         ------------

            Net cash provided by operating activities                                         84,680               10,966
                                                                                        ------------         ------------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                               (12,004)             (19,609)
    Proceeds from sale of assets                                                              30,650                5,329
    Business acquired, net of cash                                                           (65,000)            (157,739)
    Cash received from business acquired                                                          --                  535
                                                                                        ------------         ------------

            Net cash provided (used) by investing activities                                 (46,354)            (171,484)
                                                                                        ------------         ------------

Cash flow from financing activities:
    Borrowings (payments) on line of credit                                                  (34,995)              57,511
    Net proceeds from issuance of long-term debt                                                  --              148,937
    Principal payments on long-term debt                                                          --              (40,855)
    Proceeds from stock options exercised                                                        148                1,002
                                                                                        ------------         ------------

            Net cash provided (used) by financing activities                                 (34,847)             166,595
                                                                                        ------------         ------------

Effect of exchange rate loss (gain) on cash                                                      137               (4,935)
                                                                                        ------------         ------------

Increase in cash and equivalents                                                               3,616                1,142

Cash and cash equivalents, beginning of period                                                11,963               20,391
                                                                                        ------------         ------------

Cash and cash equivalents, end of period                                                $     15,579         $     21,533
                                                                                        ============         ============

Supplemental disclosures of cash flow information:
Cash payments during the period for:
          Interest                                                                      $      7,687          $     4,144
          Income taxes                                                                        12,037               42,273

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

In the opinion of the Company, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 1999 and 1998 may not be indicative of results for the full year. No significant accounting changes have occurred during the nine months ended September 30, 1999.

On July 1, 1999, the Company purchased 100 % of the outstanding stock of Dupre' Supply Company and Dupre' International Inc. in exchange for 1,920,000 shares of National Oilwell common stock. These companies are leading suppliers of pipe, fittings, valves and valve automation services and complement the existing operations of the Distribution Services segment. This transaction has been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial statements have been restated.

On July 8, 1999, the Company acquired the assets of CE Drilling Products, Inc. for approximately $65 million in cash, financed primarily by borrowing $57 million under its revolving credit facility. This business involves the manufacture, sale and service of drilling machinery and related parts. This transaction has been accounted for under the purchase method of accounting.

2. INVENTORIES

Inventories consist of (in thousands):



                                                September 30,         December 31,
                                                    1999                  1998
                                                -------------        -------------
Raw materials and supplies                      $      18,500        $      24,304
Work in process                                        27,231               39,991
Finished goods and purchased products                 186,823              189,090
                                                -------------        -------------
              Total                             $     232,554        $     253,385
                                                =============        =============



3. RECENTLY ISSUED ACCOUNTING STANDARDS

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

4. COMPREHENSIVE INCOME

Total comprehensive income was as follows (in thousands):



                                             1999             1998
                                           --------         --------
Three months ended September 30            $ (5,400)        $ 17,798
Nine  months  ended September 30                 (8)          59,427



5. BUSINESS SEGMENTS

Effective January 1, 1999, the Company changed the structure of its internal organization and now includes the former Downhole Products segment as a product line within the Products and Technology segment. Prior year segment information has been restated to reflect this change.

Segment information (unaudited) follows (in thousands):




                                                     Quarter Ended September 30,              Nine Months Ended September 30,
                                                -----------------------------------         -----------------------------------
                                                    1999                   1998                 1999                   1998
                                                -------------         -------------         -------------         -------------
Revenues from unaffiliated customers
        Products and Technology                 $      66,982         $     191,285         $     242,764         $     512,684
        Distribution Services                   $     101,263         $     138,920         $     304,169         $     479,164

Intersegment revenues
        Products and Technology                         5,662                19,799                21,346                42,087
        Distribution Services                             490                   106                   863                   106

Operating Income (loss)
        Products and Technology                         2,755                38,154                24,043               107,370
        Distribution Services                            (633)                1,887                (6,215)               11,945
                                                -------------         -------------         -------------         -------------

Total profit for reportable segments                    2,122                40,041                17,828               119,315
Unallocated corporate costs                            (1,268)               (1,904)               (4,108)               (5,011)
Net interest expense                                   (3,696)               (4,820)              (10,869)               (8,492)
Other income (expense)                                    247                   106                (2,452)                 (448)
                                                -------------         -------------         -------------         -------------

Income before income taxes                      $      (2,595)        $      33,423         $         399         $     105,364
                                                =============         =============         =============         =============





                                                September 30,         September 30,
                                                    1999                   1998
                                                -------------         -------------
Total assets
        Products and Technology                 $     553,848         $     617,936
        Distribution Services                   $     187,420         $     184,323

6. SALE OF ASSETS

Included in Other Expense are losses totaling $1.9 million from the sale of assets related to two product lines. On June 17, 1999, the Company sold its tubular product line for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular operations were $23.6 million and $0.6 million, respectively. On June 24,1999, the Company sold its drill bit product line for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit operations were $6.1 million and $0.1 million, respectively.


7. SUBSEQUENT EVENTS

On October 11, 1999, the Company announced the signing of a definitive agreement to acquire all of the outstanding shares of Hitec ASA, a Norwegian company, in exchange for 8 million shares of National Oilwell common stock and NOK 148.7 million (approximately U.S. $ 20 million). Immediately prior to the closing, Hitec will sell its non-drilling related business to a new company for NOK 148.7 million. The transaction is subject to various conditions, including regulatory approvals, and will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of machinery and equipment and in the distribution of maintenance, repair and operating products used in oil and gas drilling and production. National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services had an increasingly negative effect on the Distribution Services business throughout 1998 and on both segments in 1999. Oil prices have recovered since late July 1999 to a range of $20-$25 per barrel. National Oilwell expects its revenues to increase if its customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve allowing them to purchase products sold by National Oilwell.


RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):




                                                     Quarter Ended                               Nine Months Ended
                                                     September 30,                                September 30,
                                           -----------------------------------         -----------------------------------
Revenues                                        1999                  1998                  1999                  1998
                                           -------------         -------------         -------------         -------------
     Products and Technology               $      72,644         $     211,084         $     264,110         $     554,771
     Distribution Services                       101,753               139,026               305,032               479,270
     Eliminations                                 (6,153)              (19,905)              (22,210)              (56,330)
                                           -------------         -------------         -------------         -------------
               Total                       $     168,244         $     330,205         $     546,932         $     977,711
                                           =============         =============         =============         =============

Operating Income
     Products and Technology               $       2,755         $      38,154         $      24,043         $     107,370
     Distribution Services                          (633)                1,887                (6,215)               11,945
     Corporate                                    (1,268)               (1,904)               (4,108)               (5,011)
                                           -------------         -------------         -------------         -------------
               Total                       $         854         $      38,137         $      13,720         $     114,304
                                           =============         =============         =============         =============



Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs, and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. This segment also provides drilling pump expendable products for maintenance of National Oilwell's and other manufacturers' equipment.

Effective January 1, 1999, the Company changed the structure of its internal organization and now includes the former Downhole Products segment as a product line within the Products and Technology segment. Prior year segment information has been restated to reflect this change. The Company sold its drill bit product line in June 1999 for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit operations were $6.1 million and $0.1 million, respectively.

On July 8, 1999, the Company acquired the assets of CE Drilling Products, Inc. for approximately $65 million in cash, financed primarily by borrowing $57 million under its revolving credit facility. This business involves the manufacture, sale and service of drilling machinery and related parts. The transaction has been accounted for under the purchase method of accounting.

Revenues for the Products and Technology segment decreased by $138.4 million (66%) in the third quarter of 1999 as compared to the same quarter in 1998 due primarily to reduced sales of major capital equipment and drilling replacement parts. Sales of new mud pumps, drawworks, SCR systems, power swivels and rigs were $5.9 million in the third quarter of 1999 compared to $99.8 million in the same period in 1998. Operating income decreased by $35.4 million in the third quarter compared to the same quarter in 1998 due principally to the lower revenue volume partially offset by a $9.0 million reduction in selling and administrative expenses resulting from cost reduction initiatives completed in early 1999.

Products and Technology revenues in the first nine months of 1999 decreased $290.7 million as compared to 1998 due primarily to the reduced demand for new capital equipment, drilling replacement parts and downhole motor and tool sales. Operating income decreased by $83.3 million in the first nine months of 1999 compared to 1998 as a result of the decline in revenues offset in part by a $13.4 million reduction in selling and administrative expenses.

Backlog of the Products and Technology capital products was $49 million at September 30, 1999, up from $26 million at June 30, 1999, but down from $159 million at September 30, 1998. Substantially all of the current backlog is expected to be shipped by the end of March 2000.

Distribution Services

Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from the Company's network of distribution service centers and, prior to July 1999, from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including the Company's Products and Technology segment. The Company sold its tubular product line in June 1999 for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular operations were $23.6 million and $0.6 million, respectively.

On July 1, 1999, the Company purchased 100 % of the outstanding stock of Dupre' Supply Company and Dupre' International Inc. in exchange for 1,920,000 shares of National Oilwell common stock. These companies are leading suppliers of pipe, fittings, valves and valve automation services and complement the existing operations of the Distribution Services segment. This transaction has been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial statements have been restated.

Distribution Services revenues during the third quarter of 1999 fell short of the comparable 1998 period by $37.3 million. This 27% decrease reflects the reduced demand for MRO products precipitated primarily by lower oil prices and the sale of the tubular product line in the second quarter of 1999. Revenues in the tubular product line accounted for $28 million of this decline with MRO sales in the United States comprising the majority of the remaining shortfall, offset partially by a $13 million increase in Canadian revenues. Operating income in the third quarter of 1999 was $2.5 million below the third quarter of 1998. A $5.6 million reduction in base margin due to the decline in revenues was partially offset by $3.1 million in reduced operating expenses.

Revenues for the Distribution Services segment fell $174.2 million in the first nine months of 1999 when compared to the prior year, reflecting the significant decrease in oil prices between the periods. Despite a revenue growth in Canada of approximately $28 million, sales in the United States showed a $187 million decline including a tubular business reduction of $103 million. Operating income was $18.2 million lower in the first nine months of 1999 when compared to 1998 and is attributable to the lower revenue levels offset, in part, by reduced operating costs of approximately $9 million.

Corporate

Corporate costs during the third quarter of 1999 of $1.3 million and the first nine months of 1999 of $4.1 million were lower than the same periods of the prior year due to cost reduction initiatives completed in early 1999.

Interest Expense

Interest expense decreased during the three months ending September 30, 1999 when compared to the same period in 1998 due to reduced debt levels. For the first nine months of 1999, interest expense increased as 6.875% unsecured senior notes that were issued to fund the acquisition of Phoenix Energy Products Holdings, Inc. in June 1998 were outstanding for the full period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $297 million, a decrease of $67 million from December 31, 1998. Significant declines in accounts receivable and inventory of $129 million and $21 million were offset by a reduction in accounts payable of $42 million, customer prepayments on orders of $20 million and accrued liabilities of $14 million.

Total capital expenditures were $12 million during the first nine months of 1999 compared to $16.9 million in the first nine months of 1998. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company has sufficient existing manufacturing capacity to meet currently anticipated demand through 2000 for its products and services.

The Company has a five-year unsecured $125 million revolving credit facility, which is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625%, subject to adjustment based on the Company's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. Availability under this facility was $69 million at September 30, 1999, after consideration of $13 million in outstanding letters of credit.

The Company believes that cash generated from operations and amounts available under the credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances or from the issuance of equity securities. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

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

On September 1, 1999, the Company's Distribution Services segment completed the initial installation of SAP, its principal business system. Virtually all of its North American operating outlets are now conducting business on this Year 2000 compliant system. Costs incurred during 1998 and 1999 to reach this milestone approximated $17 million. The Company's Products & Technology segment's primary operating system is Y2K compliant. In addition, the Company has achieved year 2000 date conversion compliance in all of its other critical systems, including networks and infrastructure. Personal computers that were not Y2K compliant have been replaced or upgraded.

Excluding the cost to install the SAP operating system, the total cost of the year 2000 readiness approximated $1.0 million. The Year 2000 review covered internal computer systems and process control systems, as well as embedded systems in products sold by the Company. In addition, the Company has communicated with its significant suppliers, customers and business partners and has not identified any significant Year 2000 concerns.

Management believes that with its installation of new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for National Oilwell. While there can be no assurance that the Company has identified every possible problem, none are anticipated that could have an adverse effect on the Company's financial position.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(a)      Reports on Form 8-K

           A Form 8-K was filed on August 24, 1999 to restate financial data for the three years ended December 31, 1998 to combine Dupre' results pursuant to pooling-of-interests accounting.







                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 12, 1999               /s/ Steven W. Krablin
     ----------------------           ------------------------
                                      Steven W. Krablin
                                      Principal Financial and Accounting Officer
                                      and Duly Authorized Signatory