Form 10-K
period 1999-12-31
NATIONAL OILWELL INC
filed 2000-03-16
CIK 1021860

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================
(MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  76-0475815
-----------------------------------     -------------------------------------
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                 Identification No.)

                              10000 RICHMOND AVENUE
                                    4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200
              ----------------------------------------------------
                    (Address of principal executive offices)

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

                                 YES [X] NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 2000, 66,283,519 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and, excluding solely for purposes of this calculation 16,091,583 shares beneficially owned by directors, executive officers, and First Reserve Corporation, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $1.3 billion. By this calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any person.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in providing supply chain integration services to the upstream oil and gas industry.

National Oilwell manufactures and assembles drilling machinery, including drawworks, mud pumps and power swivels (also known as "top drives"), which are the major mechanical components of drilling rigs, as well as masts, derricks and substructures. Many of these components are designed specifically for more demanding applications, which include offshore, extended reach and deep land drilling. The Company estimates that more than 90% of the mobile offshore rig fleet and the majority of the world's larger land rigs (2,000 horsepower and greater) manufactured in the last twenty years utilize drawworks, mud pumps and other drilling machinery components manufactured by National Oilwell's Products and Technology segment. National Oilwell also provides electrical power systems, computer control systems and automation systems for drilling rigs. The Company's systems, including the Cyberbase(TM) and automated pipe handling systems, are used in many of the industry's most technologically demanding applications. In addition, National Oilwell provides engineering and fabrication services to integrate its drilling products and deliver complete land drilling rigs and drilling modules for mobile offshore drilling rigs or offshore drilling platforms.

Through its Products and Technology segment, National Oilwell designs and manufactures drilling motors and specialized drilling tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Drilling tools include drilling jars, shock tools and other specialized products.

The Company's Distribution Services segment offers comprehensive supply chain integration services to the drilling and production segments. National Oilwell's network of service centers located in the United States and Canada and near major drilling and production activity worldwide use state of the art information technology platforms to provide procurement, inventory management and logistics services. These service centers stock and sell a variety of expendable items for oilfield applications and spare parts for equipment manufactured by National Oilwell.

BUSINESS STRATEGY

National Oilwell's business strategy is to enhance its market positions and operating performance by:

Leveraging Its Installed Base of Higher Capacity Drilling Machinery and
Equipment

The Company believes its market position and comprehensive product offering present substantial opportunities to capture a significant portion of expenditures for the construction of new, higher capacity drilling rigs and equipment as well as the upgrade and refurbishment of existing drilling rigs and equipment. Over the next few years, the advanced age of the existing fleet of drilling rigs, coupled with drilling activity involving greater depths and extended reach, is expected to generate demand for new equipment, especially in the higher capacity end of the market. National Oilwell's automation and control systems offer the potential to improve the performance of new and existing drilling rigs. The Company's larger drawworks, mud pumps and power swivels often provide the largest capacities currently available in the industry. The large installed base of National Oilwell equipment also provides recurring demand for spare parts and expendable products necessary for proper and efficient operation.

Expanding Its Downhole Products Business

National Oilwell believes that economic opportunities for directional, horizontal, extended reach and other value-added drilling applications will increase, providing an opportunity for growth in the rental and sale of high-performance drilling motors and downhole tools.

Building on Information Technology and Process Improvement Strategy

National Oilwell has developed and is implementing an integrated information technology and process improvement strategy to enhance procurement, inventory management and logistics activities. As a result of the need to improve industry efficiency, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers, or are forward integrating suppliers into their procurement, inventory management and logistics operations to achieve cost and capital improvements. The Company believes that it is well positioned to provide these services as a result of its:

    o large and geographically diverse network of distribution service centers in major oil and gas producing areas;

    o   strong relationship with a large community of industry suppliers;

    o knowledge of customers' procurement processes, suppliers' capabilities and products' performance; and

    o information systems that offer customers and suppliers enhanced e-commerce capabilities.

In addition, the integration of its distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of National Oilwell's manufactured parts and equipment.

Continuing to Make Acquisitions That Enhance its Product Line

National Oilwell believes that the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets integrated product offerings. From 1997 through the first quarter of 2000, National Oilwell has made a total of eleven acquisitions and plans to continue to participate in this trend.

OPERATIONS

Products and Technology

National Oilwell designs, manufactures and sells drilling systems and components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. The major mechanical components include drawworks, mud pumps, power swivels, SCR houses, solids control equipment, traveling equipment and rotary tables. These components are essential to the pumping of fluids and hoisting, supporting and rotating of the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new rigs and often replaced during the upgrade and refurbishment of existing rigs.

Masts, derricks and substructures are designed and manufactured for use on land rigs and on fixed and mobile offshore platforms, and are suitable for drilling applications to depths of up to 30,000 feet or more. Other products include pedestal cranes, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers' pumps. National Oilwell's business includes the sale of replacement parts for its own manufactured machinery and equipment.

The merger with Hitec greatly expands National Oilwell's product offering and capabilities. Hitec is a recognized leader in the design of drilling systems and solutions. Its core business is the design and production of control and data acquisition systems for drilling related operations and automated and remotely controlled machinery for drilling rigs.

Together with National Oilwell, Hitec designed the ActiveHeave(TM) Drilling System which incorporates an advanced computer control system within the drawworks. The AHD uses the drawworks to compensate for the heaving motion of an offshore vessel, thus eliminating the need for an expensive passive motion compensation system in the derrick. As a result, offshore vessels can improve their drilling efficiency and drill in more severe weather conditions and rough seas.

Other products created by Hitec include the Cyberbase(TM) operator system which incorporates computer software, keypads and joysticks rather than traditional gauges, lights and switches. The Cyberbase(TM) system forms the basis for the state-of-the-art driller's cabin. Another product is the automated pipe handling system that provides an efficient and cost effective method of joining lengths of drill pipe or casing.

While offering a complete line of conventional rigs, National Oilwell has extensive experience in providing rig designs to satisfy requirements for harsh or specialized environments. Such products include drilling and well servicing rigs designed for the Arctic, highly mobile drilling and well servicing rigs for jungle and desert use, modular well servicing rigs for offshore platforms and modular drilling facilities for North Sea platforms. With Hitec, the Company can also design and produce a fully integrated drilling solution for the topside of an offshore rig.

National Oilwell also designs and manufactures drilling motors, drilling jars and specialized drilling tools for rent and sale. Drilling motors are devices placed between the drill string and the drill bit to cause the bit to rotate without necessarily rotating the drill string. Drilling motors are essential components in systems for horizontal, directional, extended reach and performance drilling. Drilling jars are used to assist in the release of a drill string that becomes stuck in a well bore. Other products include shock tools, reamers and stabilizers.

Distribution Services

National Oilwell provides distribution services through its network of over 145 distribution service centers. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for National Oilwell equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, National Oilwell's distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, management believes that the Company has a competitive advantage in the distribution services business by distributing market-leading products manufactured by its Products and Technology business.

The supplies and equipment stocked by National Oilwell's distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items. Most drilling contractors and oil and gas companies typically buy such supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from National Oilwell's list price for each product or product category.

Strategic alliances are significant to the Distribution Services business and differ from standard agreements for supplies and equipment in that National Oilwell becomes the customer's primary supplier of those items. In certain cases, National Oilwell has assumed responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer's facilities.

National Oilwell believes that e-commerce brings a significant advantage to larger companies that are technologically proficient. During the last two years, over $15 million has been spent by National Oilwell to improve the information technology systems of the Distribution Group and allow ease of interface with technology systems of others. National Oilwell's e-commerce strategy incorporates interfacing directly with customers' systems, trading exchanges and development of its own system that will leverage its position in the upstream market. National Oilwell believes it has an advantage in this effort due to its geographic size, knowledge of the industry and customers, existing relationships with vendors and existing means of product delivery, all in addition to its information systems and data base.

Marketing

Substantially all of National Oilwell's capital equipment and spare parts sales, and a large portion of its smaller pumps and parts sales, are made through its direct sales force and distribution service centers. Sales to foreign state-owned oil companies are typically made in conjunction with agent or representative arrangements. National Oilwell's downhole products are generally rented in Canada and Venezuela and sold worldwide through its own sales force and through commissioned representatives. Distribution sales are made through the Company's network of distribution service centers. Customers for National Oilwell's products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.

Competition

The oilfield services and equipment industry is highly competitive and National Oilwell's revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. National Oilwell competes in each of its segments with a large number of companies, none of which are dominant in that particular segment.

Manufacturing and Backlog

National Oilwell has manufacturing facilities located in the United States, Canada and Norway as of February 2000. The manufacture of parts or purchase of components is also outsourced to qualified subcontractors. The manufacturing operations require a variety of components, parts and raw materials which National Oilwell purchases from multiple commercial sources. National Oilwell has not experienced and does not expect any significant delays in obtaining deliveries of materials.

Sales of products are made on the basis of written orders and oral commitments. The Company's backlog for equipment at recent year ends has been:

1999     $  77 million
1998        77 million
1997       270 million
1996        38 million

Distribution Suppliers

National Oilwell obtains products sold by its Distribution Services business from a number of suppliers, including its own Products and Technology segment. No single supplier of products is significant to the company. National Oilwell has not experienced and does not expect a shortage of products that it sells.

Engineering

National Oilwell maintains a staff of engineers and technicians to:

    o design and test new products, components and systems for use in drilling and pumping applications;

    o   enhance the capabilities of existing products; and

    o assist the Company's sales organization and customers with special projects.

National Oilwell's product engineering efforts focus on developing technology to improve the economics and safety of drilling and pumping processes. While important in the past, the merger with Hitec demonstrates the commitment to expand and accelerate efforts that emphasize technology and complete drilling solutions.

Patents and Trademarks

National Oilwell owns or has a license to use a number of patents covering a variety of products. Although in the aggregate these patents are of importance, the Company does not consider any single patent to be of a critical or essential nature. In general, National Oilwell has historically relied upon technological capabilities, quality products and application of its expertise rather than patented technology in the conduct of its business.

Employees

As of December 31, 1999, the Company had a total of 2,977 employees, 1,791 of whom were salaried and 1,186 of whom were paid on an hourly basis. Of this workforce, 827 employees are employed in Canada and 163 are employed by the Company's other foreign subsidiaries.


                                  RISK FACTORS

Before purchasing any shares of National Oilwell common stock, you should consider carefully the following factors, in addition to the other information contained or incorporated by reference herein.

National Oilwell Depends on the Oil and Gas Industry

National Oilwell is very dependent upon the oil and gas industry and its willingness to explore for and produce oil and gas. The industry's willingness to explore and produce depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

    o   level of production from known reserves;

    o   cost of producing oil and gas;

    o   level of drilling activity;

    o   worldwide economic activity;

    o   national government political requirements;

    o   development of alternate energy sources; and

    o   environmental regulation.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for National Oilwell's products will drop.

Oil and Gas Prices Are Volatile

Oil and gas prices have been volatile over the last ten years, ranging from $10
- $40 per barrel. Oil prices were low in 1998, generally ranging from $11 to $16 per barrel. In 1999 oil prices recovered to more normal historical levels but there is no assurance that oil prices will remain at these levels for any length of time. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mcf of gas to above $3.00. Gas prices were moderate in 1998 generally ranging from $1.80 to $2.20 per mcf. In 1999 and early 2000 gas prices have experienced an upward trend but still remain volatile.

These price changes have caused many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type that we manufacture. In the second half of 1998, lower oil prices slowed production and new drilling, particularly in areas where the per barrel cost of production is high. This slowdown quickly affected National Oilwell's Distribution business and subsequently negatively impacted its Products and Technology segment. While oil and gas commodity prices have been higher in 1999 and early 2000, this may not have a positive impact on the businesses of National Oilwell. The Company cannot predict future oil and gas prices or the effect prices will have on exploration and production levels.

National Oilwell's Industry Is Highly Competitive

The oilfield products and services industry is highly competitive. The following competitive actions can each affect the revenues and earnings of National
Oilwell:

    o   price changes;

    o   new product and technology introductions; and

    o   improvements in availability and delivery.

National Oilwell competes with many companies. Some of these companies may possess greater financial resources than National Oilwell or offer certain products that National Oilwell does not have.

National Oilwell Faces Potential Product Liability and Warranty Claims

Customers use some of National Oilwell's products in potentially hazardous drilling, completion and production applications that can cause:

    o   injury or loss of life;

    o   damage to property, equipment or the environment; and

    o   suspension of operations.

National Oilwell has what it believes to be the amounts and types of insurance coverage which are consistent with normal industry practice. However, National Oilwell's insurance does not protect it against all liabilities. The Company cannot guarantee that its insurance will be adequate to cover all liabilities National Oilwell may incur. National Oilwell also cannot assure that it will be able to maintain its insurance in the future at levels it thinks are necessary and at rates it considers reasonable. Particular types of insurance coverage may not be available in the future.

National Oilwell may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where its equipment and services have been used. National Oilwell is currently party to legal and administrative proceedings. National Oilwell cannot predict the outcome of these proceedings, nor the effects any negative outcomes may have on it.

Foreign and Domestic Political Developments and Governmental Regulations Can Affect National Oilwell

Many aspects of National Oilwell's operations are affected by political developments, including restrictions on the ability to do business in various foreign jurisdictions. National Oilwell is also subject to foreign and domestic government regulations, such as regulations relating to oilfield operations, worker safety and environmental protection.

In addition, National Oilwell depends on demand for its products and services from the oil and gas industry, and is therefore affected by any changes in laws and regulations that affect the oil and gas industry. If laws or regulations are adopted which hinder exploration for or production of oil and gas, the Company's operations could suffer. National Oilwell cannot predict the extent to which its future operations may be affected by political developments, new legislation or new regulations.

Environmental Regulations Can Affect National Oilwell

Many foreign, federal, state, provincial and local environmental laws and regulations affect the operations of National Oilwell, as well as the operations of our customers. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws and regulations may sanction National Oilwell for damages to natural resources or threats to public health and safety. These laws can also make National Oilwell liable for the actions of others, or for our prior acts that were legal at the time.

Violations of laws or regulations may result in any one or more of the following:

    o   revocation of permits;

    o   corrective action orders;

    o   administrative or civil penalties; or

    o   criminal prosecution.

Certain environmental laws may subject National Oilwell to joint and several liability for spills or releases of hazardous substances. This means that National Oilwell could be forced to pay an entire judgment even in a case in which it was only partially responsible for the damage. The Company could also be sued for personal injuries or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

Instability of Foreign Markets Could Have a Negative Impact on the Revenues of National Oilwell

Some of the revenues of National Oilwell depend upon customers in the Middle East, Africa, Southeast Asia, South America and other international markets. These revenues are subject to risks of instability of foreign economies and governments. National Oilwell's sales can be affected by laws and regulations limiting exports to particular countries and sometimes export laws and regulations of one jurisdiction contradict those of another.

National Oilwell is exposed to the risks of changes in exchange rates between the U.S. dollar and foreign currencies. National Oilwell does not currently engage in or plan to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations.

National Oilwell May Not Be Able to Successfully Manage Its Growth

National Oilwell acquired three companies in 1997, five in 1998, two in 1999 and one in the first quarter of 2000. National Oilwell also intends to acquire additional companies in the future, whenever feasible. National Oilwell cannot predict whether suitable acquisition candidates will be available on reasonable terms. Further, National Oilwell may not have access to adequate funds to complete any desired acquisitions. Once acquired, National Oilwell cannot guarantee that it will successfully integrate the operations of the acquired companies.

Combining organizations could interrupt the activities of some or all of the businesses of National Oilwell, and have a negative impact on operations. Recent acquisitions and recent growth in revenues have placed significant demands on National Oilwell to do the following:

    o improve the combined entity's operational, financial and management information systems;

    o develop further the management skills of National Oilwell's managers and supervisors; and

    o continue to train, motivate and effectively manage National Oilwell's employees.


National Oilwell Has Debt

In 1998, National Oilwell issued 6 7/8% senior notes due July 1, 2005. As a result of this issuance, National Oilwell has become more leveraged. As of December 31, 1999, the Company had a total of $196.0 million of debt, and a total of $395.1 million of stockholders' equity. National Oilwell's leverage requires it to use some of its cash flow from operations for payment of interest on its debt. National Oilwell's leverage may also make it more difficult to obtain additional financing in the future. Further, National Oilwell's leverage could make it more vulnerable to economic downturns and competitive pressures.

Potential Future Sale of Shares of National Oilwell Could Affect Its Market
Price

Future sales of shares of National Oilwell by stockholders or option holders could have a negative effect on the market price of National Oilwell stock. At March 10, 2000, National Oilwell has issued outstanding options to purchase a total of 2,762,692 of its shares at prices ranging from $5.62 to $28.81 per share. First Reserve Corporation has certain rights to cause National Oilwell to file a registration statement with the SEC to allow the sale of their shares, and certain others also have the right to be included in any registration statements National Oilwell files. The following is a list of the amount of shares subject to registration rights:

STOCKHOLDER                                             NUMBER OF SHARES
-----------                                             ----------------

First Reserve Corporation                                 6,816,634
Other Stockholders (12 persons)                           2,168,773

ITEM 2.   PROPERTIES

National Oilwell owned or leased approximately 170 facilities worldwide as of December 31, 1999, including the following principal manufacturing and administrative facilities:

                              APPROXIMATE
                             BUILDING SPACE
LOCATION                     (SQUARE FOOT)     DESCRIPTION                                   STATUS
--------                     -------------     -----------                                   ------
Houston, Texas                   260,000       Manufactures and services drilling            Leased
                                               machinery and equipment
Galena Park, Texas               188,000       Fabricates drilling components and rigs       Owned
Houston, Texas                   178,000       Administrative offices and Manufactures       Owned
                                               SCR systems
Edmonton, Alberta, Canada        162,000       Manufactures downhole tools                   Owned
McAlester, Oklahoma              117,000       Manufactures pumps and expendable parts       Owned
Houston, Texas                   100,000       Administrative offices                        Leased
Victoria, Texas                   71,000       Manufactures and services mobile rigs         Owned
Marble Falls, Texas               65,000       Manufactures drilling expendable parts        Owned
Nisku, Alberta, Canada            59,000       Manufactures drilling machinery and           Owned
                                               equipment
Edmonton, Alberta, Canada         57,000       Manufactures drilling machinery and           Owned
                                               equipment
Rosenberg, Texas                  44,000       Manufactures downhole tools                   Leased

--------------------------

The Company owns or leases ten satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 145 distribution service centers worldwide. Management believes that the capacity of facilities is adequate to meet demand currently anticipated for 2000.


ITEM 3.   LEGAL PROCEEDINGS
National Oilwell has various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, management believes that any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on National Oilwell's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Market Information
National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

                  1999                  1998                1997
          --------------------  --------------------  --------------------
Quarter     High         Low      High         Low      High         Low
-------   --------     -------  --------     -------  --------     -------
First      $13.69       $ 8.50   $34.00       $23.88   $19.32       $14.00
Second      14.13        10.00    39.75        25.94    28.88        15.82
Third       18.50        13.00    29.13         7.75    37.50        25.07
Fourth      16.50        12.00    17.69         8.81    44.44        27.88

As of March 15, 2000, there were 424 holders of record of National Oilwell common stock. National Oilwell has never paid cash dividends, and none are anticipated during 2000.

ITEM 6.   SELECTED FINANCIAL DATA

Data for all periods shown below is restated to combine Dupre' results pursuant to pooling-of-interests accounting. As a result of the differing year ends of National Oilwell and Dreco prior to the combination of the companies, the balance sheets and results of operations for dissimilar year ends have been combined pursuant to pooling-of-interests accounting. National Oilwell's results of operations for the year ended December 31, 1997 include Dreco's results of operations for the six months ended May 31, 1997 and the six months ended December 31, 1997. Data for the year ended December 31, 1996 includes the operations of Dreco for the twelve months ended and as of November 30, 1996. Data for the year ended August 31, 1995 reflect the operations of Dreco and Dupre' only, as National Oilwell did not exist as a corporation prior to January 1, 1996.

                                                                                                                            YEAR
                                                                                                                            ENDED
                                                                             YEAR ENDED DECEMBER 31,                      AUGUST 31,
                                                            ---------------------------------------------------------     ----------
                                                              1999            1998            1997(2)         1996(3)       1995(1)
                                                            --------       ----------       ----------       --------     ----------
                                                                   (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                                                                                         (UNAUDITED)
OPERATING DATA:
     Revenues                                               $745,215       $1,271,914       $1,097,406       $822,443      $129,634
     Operating income (loss)(4)                               21,901          122,512           91,786         30,534        11,203
     Income (loss) before taxes and extraordinary loss(5)      4,518          109,356           86,145         19,428        13,045
     Income (loss) before extraordinary loss (5)               1,520           68,954           54,827         12,695         8,493
     Net income (loss)                                         1,520           68,954           54,204          8,695         8,493
     Income (loss) per share before extraordinary loss(5)
          Basic                                                 0.03             1.26             1.03           0.30          0.60
          Diluted                                               0.03             1.26             1.02           0.30          0.59
     Net income (loss) per share
          Basic                                                 0.03             1.26             1.02           0.20          0.60
          Diluted                                               0.03             1.26             1.01           0.20          0.59

OTHER DATA:
     Depreciation and amortization                            23,244           20,598           15,443          9,219         4,907
     Capital expenditures                                     15,369           29,241           34,783         15,796         6,666

BALANCE SHEET DATA:
     Working capital                                         302,166          364,130          255,610        171,608        35,090
     Total assets                                            782,311          855,888          602,993        376,523        87,208
     Long-term debt, less current maturities                 196,007          221,198           61,719         39,302         2,183
     Stockholders' equity                                    395,075          393,299          284,208        173,099        51,584


(1) Data for the year ended August 31, 1995 reflect the operations of Dreco and Dupre' only, as the operations of National Oilwell were acquired from a predecessor partnership as of January 1, 1996 and, in accordance with generally accepted accounting principles, cannot be combined prior to that date. Data for Dupre' is as of December 31, 1995.

(2) In order to conform Dreco's fiscal year end to match National Oilwell's year end, the results of operations for the month of June 1997 have been included directly in stockholders' equity. Dreco's revenues and net income were $13.4 million and $0.9 million for the month.

(3) In order to conform Dreco's fiscal year end to National Oilwell's
    December 31 year end, the results of operations for the period from September 1, 1995 through November 30, 1995 have been included directly in stockholders' equity. Dreco's revenues and net income were $33.4 million and $3.2 million for such period.

(4) In December 1998, National Oilwell recorded a $16,400,000 charge related to personnel reductions and facility closures and a $5,600,000 charge related to the writedown to the lower of cost or market of certain tubular inventories. In September 1997, National Oilwell recorded a $10,660,000 charge related to merger expenses incurred in connection with the combination with Dreco. In October 1996, National Oilwell recorded $16,611,000 in charges related to the cancellation of management agreements and expenses related to special incentive plans that terminated upon the occurrence of the initial public offering of its common stock.

(5) National Oilwell recorded extraordinary losses in September 1997 of $623,000 (net of $376,000 income tax benefit) and in October 1996 of $4,000,000 (net of $2,400,000 income tax benefit) due to the write-offs of deferred debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution to the oil and gas industry of maintenance, repair and operating products. National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors , which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services had an increasingly negative effect on the Distribution Services business throughout 1998 and on both segments in 1999. Oil prices have recovered since late July 1999 to a range of $25-$31 per barrel. National Oilwell expects its revenues to increase if its customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve, allowing them to purchase products sold by National Oilwell. See "Risk Factors".

National Oilwell conducts its operations through the following segments:

Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs, and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. In addition, the segment provides drilling pump expendable products for maintenance of National Oilwell's and other manufacturers' equipment.

With the addition of Hitec in February 2000, the Company intends to expand its emphasis on technology, especially in the areas of automation and remotely controlled equipment.

Effective January 1, 1999, National Oilwell changed the structure of its internal organization and now includes the former Downhole Products segment as a product line within the Products and Technology segment. Prior year segment information has been restated to reflect this change. The Company sold its drill bit product line in June 1999 for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit operations were $6.1 million and $0.1 million, respectively.

On July 8, 1999, National Oilwell acquired the assets of CE Drilling Products, Inc. for approximately $65 million in cash, financed primarily by borrowing $57 million under its revolving credit facility. This business involves the manufacture, sale and service of drilling machinery and related parts. The transaction has been accounted for under the purchase method of accounting.

Distribution Services

Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from National Oilwell's network of distribution service centers and, prior to July 1999, from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including National Oilwell's Products and Technology segment. The Company sold its tubular product line in June 1999 for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular operations were $23.6 million and $0.6 million, respectively.

On July 1, 1999, National Oilwell purchased 100% of the outstanding stock of Dupre' Supply Company and Dupre' International Inc. in exchange for 1,920,000 shares of National Oilwell common stock, pending finalization of post-closing adjustments. These companies are leading suppliers of pipe, fittings, valves and valve automation services and complement the existing operations of the Distribution Services segment. This transaction has been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial statements have been restated.

RESULTS OF OPERATIONS

Operating results by segment are as follows (in millions):

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                         1999            1998           1997
                                        ------         --------       --------
Revenues:
     Products and Technology            $365.6         $  729.9       $  440.8
     Distribution Services               410.3            608.5          722.7
     Eliminations                        (30.7)           (66.5)         (66.1)
                                        ------         --------       --------
          Total                         $745.2         $1,271.9       $1,097.4
                                        ======         ========       ========

Operating Income:
     Products and Technology            $ 33.3         $  136.6       $   79.0
     Distribution Services                (6.0)             8.9           32.1
     Corporate                            (5.4)            (6.6)          (8.7)
                                        ------         --------       --------
                                        $ 21.9         $  138.9       $  102.4
     Special Charge                         -              16.4           10.7
                                        ------         --------       --------
          Total                         $ 21.9         $  122.5       $   91.7
                                        ======         ========       ========


Products and Technology

Revenues for the Products and Technology segment decreased by $364.3 million (50 %) from 1998 primarily due to reduced sales of major capital equipment ($250 million), drilling spares ($92 million) and expendable pump parts ($17 million). The sales of all types of capital equipment were substantially lower than the prior year. Operating income in 1999 decreased by $103.3 million from the prior year due to this substantial revenue decline. As a percentage of revenue, 1999 operating income fell approximately 50% from 18.7% to 9.1% with lower volume being the primary driver.

Revenues for 1998 increased by $289.1 million over 1997 primarily due to increased sales of major capital equipment and drilling spares. Specifically, the sale of complete rig packages, mud pumps, cranes and SCR equipment were substantially greater than the prior year. Revenues generated by acquisitions completed in 1998 totaled approximately $48 million during the year. Operating income increased by $57.6 million in 1998 compared to the prior year due principally to the increased sales volume. Various acquisitions completed in 1998 contributed $2.6 million in operating profit during the year.

Backlog of the Products and Technology capital products was $77 million at December 31, 1999 and 1998 compared to $270 million at December 31, 1997. Substantially all of the current backlog is expected to be shipped by June 2000.

Distribution Services

Distribution Services revenues in 1999 fell $198.2 million from the 1998 level due to the depressed market conditions and the mid-year sale of the tubular product line which generated revenues in 1999 of approximately $24 million, or $23 million lower than the prior year. The margin reduction resulting from the lower revenues was the primary contributor to the $6.0 million operating loss.

Distribution Services revenues during 1998 fell short of the comparable 1997 period by $114.2 million. This 16% decrease reflects the reduced demand for tubular and general rig operating supplies precipitated by the significant decrease in oil prices. North American revenues were off approximately 20%, with tubular revenues roughly two-thirds of the level achieved in 1997. Operating income in 1998 was approximately $23 million below 1997, due to reduced margins from the decline in revenues partially offset by reduced operating expenses, and the recording of a $5.6 million charge related to the writedown to lower of cost or market of certain tubular inventories.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. A reduction of $1.1 million in 1999 as compared to 1998 was attributable to ongoing decentralization efforts and relocation of the corporate offices. These costs also decreased substantially in 1998 due to the elimination of duplicate corporate costs that existed prior to the combination with Dreco.

Special Charges

During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million ($10.4 million after tax, or $0.20 per share) related to operational changes resulting from the depressed market for the oil and gas industry. The components of the special charge were asset impairments of $5.4 million, severance costs of $5.6 million and facility closures and exit costs of $5.4 million. All of the actions related to this charge have been implemented.

During 1997, National Oilwell recorded a $10.7 million charge ($8.1 million after tax) related to various professional fees and integration costs incurred in connection with the combination with Dreco.

Interest Expense

Interest expense in 1999 was greater than the prior year due to carrying a higher debt level for the entire year resulting from the issuance of the 6 7/8% senior notes in mid 1998. Interest expense also increased during 1998 when compared to 1997 due to the incurrence of the senior notes.

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 66% in 1999, 37% in 1998 and 36% in 1997. The 1999 effective tax rate was impacted by the inclusion of the pre-merger operating results of the Dupre' companies (see Note 1) due to pooling-of-interests accounting and its S Corporation tax status. Concurrent with the acquisition, Dupre' terminated its status as an S Corporation. Excluding the impact of Dupre's pre-merger results, National Oilwell's combined effective tax rate for 1999 was 43%, compared to 37% in 1998 and 38% in 1997.


The Company has net operating loss carryforwards in the United States that could reduce future tax expense by up to $5.9 million. Additional loss carryforwards in Europe generally would reduce goodwill if realized in the future. Due to the uncertainty of future utilization, most of the potential benefits described above have been fully reserved. During 1999, National Oilwell realized a tax benefit of $1.0 million from its U.S. carryforwards.

The Company generated a tax loss in 1999 and intends to carry back this loss against prior years. Accordingly, the Company has recorded a current tax benefit and corresponding current tax receivable of $10.2 million.

Extraordinary Losses

In the third quarter of 1997, National Oilwell replaced its existing credit facility and recorded a charge of $1.0 million ($0.6 million after tax) due to the write-off of deferred debt costs


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, National Oilwell had working capital of $302.2 million, a decrease of $62.0 million from December 31, 1998. Significant components of National Oilwell's assets are accounts receivable and inventories. Accounts receivable decreased by $115.5 million during 1999. Inventories at each year-end were similar as reductions from lower activity levels and sales of product lines were offset by additions from companies acquired. Other significant changes in working capital components include a decrease in accounts payable of $30.6 million and customer prepayments of $8.6 million, due to lower activity levels and the recognition of a $10.2 million income tax receivable.

Total capital expenditures were $15.4 million during 1999, $29.2 million in 1998 and $34.8 million in 1997. Additions and enhancements to the downhole rental tool fleet and information management and inventory control systems represent the majority of these capital expenditures. Capital expenditures are expected to approximate $20 million in 2000. National Oilwell believes it has sufficient existing manufacturing capacity to meet currently anticipated demand through 2000 for its products and services.

On September 25, 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625%, subject to adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. In March 2000, the credit facility was amended to lower the minimum interest coverage ratio effective as of December 31, 1999.

National Oilwell believes that cash generated from operations and amounts available under the credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. National Oilwell also believes any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

National Oilwell intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. National Oilwell expects to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to National Oilwell.

Inflation has not had a significant impact on National Oilwell's operating results or financial condition in recent years.

SUBSEQUENT EVENT

On February 4, 2000, stockholders of Hitec ASA, a leading supplier of highly advanced systems and solutions, including leading-edge automation and remote control technologies, for the oil and gas industry, approved a merger with National Oilwell. Approximately 7.9 million shares of common stock and NOK 148.7 million (approximately $19 million) were issued in exchange for 98.7% of the outstanding shares of Hitec. Each Hitec share was exchanged for .2125904 of a National Oilwell share plus NOK 3.95152. Concurrently with the combination, the non-drilling related assets of Hitec were sold for NOK 148.7 million. National Oilwell will account for this transaction as a purchase for financial reporting purposes with goodwill related to this transaction approximating $150 million.

On March 15, 2000, National Oilwell signed a definitive merger agreement with IRI International Corporation (NYSE: IIR) whereby National Oilwell would issue approximately 13,500,000 shares of common stock in exchange for all of the outstanding common stock of IRI. The transaction is subject to stockholder approval of both companies and regulatory approval. The transaction would be accounted for as a pooling of interests.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. The Company experienced no significant disruptions in information technology or any other systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $700,000 during 1999 in connection with remediating its systems. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its credit facility which is comprised of revolving credit notes in the United States and Canada. A portion of the borrowings are denominated in Canadian funds which could expose the Company to market risk with exchange rate movements, although such is mitigated by the Company's substantial operations in Canada. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At December 31, 1999, the Company had $46.0 million outstanding under its credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis. The Company's objective in maintaining variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not completed its evaluation but currently does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

FORWARD - LOOKING STATEMENTS

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under "Risk Factors" which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We disclaim any obligation or intent to update any such factors or forward-looking statement to reflect future events or developments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a)        Financial Statements and Exhibits

  1. Financial Statements
     The following financial statements are presented in response to Part II,
     Item 8:
                                                                 Page(s) in
                                                                 This Report
                                                                 -----------

     Consolidated Balance Sheets....................................21

     Consolidated Statements of
     Operations.....................................................22

     Consolidated Statements of Cash Flows..........................23

     Consolidated Statements of Stockholders' Equity................24

     Notes to Consolidated Financial Statements.....................25


  2. Financial Statement Schedules

     All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.


  3. Exhibits

   2.1 Combination Agreement, dated as of May 14, 1997, as amended, between National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex B) (3)

   2.2   Plan of Arrangement and Exchangeable Share Provisions (Annex E) (3)

   3.1 Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Annex D)(3)

   3.2   By-laws of National-Oilwell, Inc. (Exhibit 3.2)(1)

   9.1 Form of Voting and Exchange Trust Agreement by and between National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal Trust Company of Canada (Annex G)(3)

   10.1 Employment Agreement dated as of January 16, 1996 between Joel V. Staff and the Company with similar agreements with James J. Fasnacht, Jerry N. Gauche and Steven W. Krablin, and a similar agreement dated as of February 5, 1996 between Merrill A. Miller, Jr. and the Company, and a similar agreement dated as of March 1, 2000 between Jon Gjedebo and the Company (Exhibit 10.1)(1)*

   10.2 Restricted Stock Agreement between the Company and Joel V. Staff, with similar agreements with James J. Fasnacht, Jerry N. Gauche, Steven W. Krablin and Merrill A. Miller, Jr. (Exhibit 10.10)(1)*

   10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996 (Exhibit 10.3)(1)

   10.4 Waiver and First Amendment to Stockholders Agreement dated as of July 24, 1996 (Exhibit 10.4)(1)

   10.5 Second Amendment to Stockholders Agreement dated as of October 18, 1996 (Exhibit 10.17)(1)

   10.6 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.6)(2)*

   10.7  Supplemental Savings Plan (Exhibit 10.12)(1)*

   10.8  Loan Agreement dated September 25, 1997 (Exhibit 10.1) (4)

   10.9  Amendment to Loan Agreement dated as of December 31, 1999

   10.10 Form of Support Agreement by and between National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex F)(3)

   10.11 Employment Agreement dated as of April 19, 1999 between Honor Guiney and the Company.*

   21.1  Subsidiaries of the Company

   23.1  Consent of Ernst & Young LLP

   24.1  Power of Attorney (included on signature page hereto)

   27.1  Financial Data Schedule

b) Reports on Form 8-K
   No reports on Form 8-K were filed during the quarter ended December 31, 1999.


---------------

     *   Compensatory plan or arrangement for management or others

    (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996.

    (2) Filed with the Proxy Statement for the 1999 Annual Meeting of Stockholders, filed on May 12, 1999.

    (3) Filed as an Annex to the Joint Proxy Statement/Prospectus in Post Effective Amendment No. 1 to Registration Statement No. 333-32191 on Form S-4 filed on August 21, 1997.

    (4) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NATIONAL-OILWELL, INC.

    Date:  March 16, 2000                     By:  /s/ STEVEN W. KRABLIN
    ---------------------                        -------------------------
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

      Signatures                    Title                             Date
      ----------                    -----                             ----

/s/   JOEL V. STAFF              Chairman of the Board,           March 16, 2000
-------------------------        President and Chief              --------------
      Joel V.  Staff             Executive Officer (Principal
                                 Executive Officer)

/s/  STEVEN W. KRABLIN           Vice President and Chief         March 16, 2000
-------------------------        Financial Officer (Principal     --------------
     Steven W. Krablin           Financial Officer and
                                 Principal Accounting Officer)

/s/  HOWARD I. BULL              Director                         March 16, 2000
-------------------------                                         --------------
     Howard I. Bull

/s/  JAMES C. COMIS III          Director                         March 16, 2000
-------------------------                                         --------------
     James C. Comis III

/s/  W. McCOMB DUNWOODY          Director                         March 16, 2000
-------------------------                                         --------------
     W. McComb Dunwoody

/s/  JON GJEDEBO                 Director                         March 16, 2000
-------------------------                                         --------------
     Jon Gjedebo

/s/  BEN A. GUILL                Director                         March 16, 2000
-------------------------                                         --------------
     Ben A. Guill

/s/  WILLIAM E. MACAULAY         Director                         March 16, 2000
-------------------------                                         --------------
     William E. Macaulay

/s/  FREDRICK W. PHEASEY         Director                         March 16, 2000
-------------------------                                         --------------
     Fredrick W. Pheasey

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
National-Oilwell, Inc.

    We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc., at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                 /s/ ERNST & YOUNG LLP

Houston, Texas
March 16, 2000

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents                                     $ 12,403       $ 11,963
  Receivables, less allowance of $5,506 and $4,963               185,920        301,405
  Inventories                                                    254,052        253,385
  Deferred taxes                                                   9,296         16,489
  Income taxes receivable                                         10,171             --
  Prepaid and other current assets                                 6,534          7,677
                                                                --------       --------
     Total current assets                                        478,376        590,919

Property, plant and equipment, net                               109,147         96,174
Deferred taxes                                                     7,781          6,757
Goodwill, net                                                    174,498        145,696
Property held for sale                                             7,424          9,981
Other assets                                                       5,085          6,361
                                                                --------       --------
                                                                $782,311       $855,888
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $     --       $  8,427
  Accounts payable                                               100,963        131,575
  Customer prepayments                                            16,838         25,392
  Accrued compensation                                             4,232          7,237
  Other accrued liabilities                                       54,177         54,158
                                                                --------       --------
     Total current liabilities                                   176,210        226,789

Long-term debt                                                   196,007        221,198
Deferred taxes                                                     6,138          4,097
Other liabilities                                                  8,881         10,505
                                                                --------       --------
     Total liabilities                                           387,236        462,589

Commitments and contingencies

Stockholders' equity:
  Common stock-par value $.01; 58,223,971 and 57,916,785
     shares issued and outstanding at December 31, 1999 and
     December 31, 1998                                               582            579
  Additional paid-in capital                                     246,553        248,194
  Accumulated other comprehensive income                         (11,537)       (13,821)
  Retained earnings                                              159,477        158,347
                                                                --------       --------
                                                                 395,075        393,299
                                                                --------       --------
                                                                $782,311       $855,888
                                                                ========       ========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1999        1998         1997
                                                             --------   ----------   ----------
Revenues                                                     $745,215   $1,271,914   $1,097,406
Cost of revenues                                              603,579      990,341      880,708
                                                             --------   ----------   ----------
Gross profit                                                  141,636      281,573      216,698

Selling, general, and administrative                          119,735      142,628      114,252
Special charge                                                     --       16,433       10,660
                                                             --------   ----------   ----------
Operating income                                               21,901      122,512       91,786

Interest and financial costs                                  (15,509)     (13,901)      (7,088)
Interest income                                                   737        1,025        1,524
Other income (expense), net                                    (2,611)        (280)         (77)
                                                             --------   ----------   ----------
Income before income taxes and extraordinary loss               4,518      109,356       86,145
Provision for income taxes                                      2,998       40,402       31,318
                                                             --------   ----------   ----------
Net income before extraordinary loss                            1,520       68,954       54,827
Extraordinary loss, net of tax benefit                             --           --          623
                                                             --------   ----------   ----------
Net income                                                   $  1,520   $   68,954   $   54,204
                                                             ========   ==========   ==========
Net income per share:
  Basic
     Net income before extraordinary loss                    $   0.03   $     1.26   $     1.03
     Extraordinary loss                                            --           --        (0.01)
                                                             --------   ----------   ----------
Net income                                                   $   0.03   $     1.26   $     1.02
                                                             ========   ==========   ==========
Net income per share:
  Diluted
     Net income before extraordinary loss                    $   0.03   $     1.26   $     1.02
     Extraordinary loss                                            --           --        (0.01)
                                                             --------   ----------   ----------
     Net income                                              $   0.03   $     1.26   $     1.01
                                                             ========   ==========   ==========
Weighted average shares outstanding:
  Basic                                                        58,214       54,665       53,009
                                                             ========   ==========   ==========
  Diluted                                                      58,528       54,847       53,842
                                                             ========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
Cash flow from operating activities:
  Net income                                                  $  1,520   $  68,954   $ 54,204
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
  Depreciation and amortization                                 23,244      20,598     15,443
  Provision for losses on receivables                            3,055         610        730
  Provision for deferred income taxes                            7,861      (4,092)    (3,121)
  Gain on sale of assets                                        (2,937)     (2,315)    (2,954)
  Foreign currency transaction (gain) loss                         464        (103)       602
  Special charge                                                    --      16,433     10,660
  Extraordinary loss                                                --          --        999
Changes in assets and liabilities, net of acquisitions:
  Receivables                                                  117,291     (49,524)   (64,290)
  Unbilled revenues                                                 --      31,521    (17,641)
  Inventories                                                   (5,963)     17,327    (71,359)
  Prepaid and other current assets                               1,083       3,985      1,886
  Accounts payable                                             (41,479)    (46,986)    51,252
  Other assets/liabilities, net                                (19,653)    (23,379)    23,332
                                                              --------   ---------   --------
          Net cash provided (used) by operating activities      84,486      33,029       (257)
                                                              --------   ---------   --------
Cash flow from investing activities:
  Purchases of property, plant and equipment                   (15,369)    (29,241)   (34,783)
  Proceeds from sale of assets                                   5,674      10,001      4,525
  Proceeds from product line dispositions                       26,599          --         --
  Businesses acquired, net of cash                             (67,029)   (130,963)   (19,253)
  Other                                                             --          --        248
                                                              --------   ---------   --------
          Net cash used by investing activities                (50,125)   (150,203)   (49,263)
                                                              --------   ---------   --------
Cash flow from financing activities:
  Borrowings (payments) on line of credit                      (33,597)      1,317     61,267
  Retirement of long-term debt                                      --     (40,855)   (41,359)
  Net proceeds from issuance of long-term debt                      --     148,937         --
  Proceeds from issuance of common stock                            --          --     37,240
  Proceeds from stock options exercised                            164       1,002      6,546
  Other                                                           (677)     (1,434)    (2,134)
                                                              --------   ---------   --------
          Net cash provided (used) by financing activities     (34,110)    108,967     61,560
                                                              --------   ---------   --------
Effect of exchange rate losses on cash                             189        (221)    (4,097)
                                                              --------   ---------   --------
Increase (decrease) in cash and equivalents                        440      (8,428)     7,943
Cash and cash equivalents, beginning of year                    11,963      20,391     14,198
Change in cash to conform fiscal year end                           --          --     (1,750)
                                                              --------   ---------   --------
Cash and cash equivalents, end of year                        $ 12,403   $  11,963   $ 20,391
                                                              ========   =========   ========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                ACCUMULATED
                                                  ADDITIONAL       OTHER
                                      COMMON       PAID-IN     COMPREHENSIVE    RETAINED
                                      STOCK        CAPITAL         INCOME       EARNINGS         TOTAL
                                      ------      ---------    -------------   ----------      ---------
Balance at December 31, 1996          $  254      $ 149,493      $ (2,287)      $  25,639      $ 173,099
  Net income                                                                       54,204         54,204
  Currency translation adjustments                                 (4,731)                        (4,731)
                                                                                               ---------
    Comprehensive income                                                                          49,473

  Stock options exercised                  5          6,546                                        6,551
  Issuance of 1,053,000 shares            10         37,225                                       37,235
  Stock issued for acquisitions            8         10,984                         3,130         14,122
  Two-for-one stock split                259           (259)                                          --
  Change in subsidiary's year end                                                     917            917
  Premerger S-corp distributions                                                   (1,150)        (1,150)
  Tax benefit of options exercised                    3,961                                        3,961
                                      ------      ---------      --------       ---------      ---------

Balance at December 31, 1997             536        207,950        (7,018)         82,740        284,208
  Net income                                                                       68,954         68,954
  Currency translation adjustments                                 (6,979)                        (6,979)
  Unrealized losses on securities                                     176                            176
                                                                                               ---------
    Comprehensive income                                                                          61,502

  Stock options exercised                             1,002                                        1,002
  Stock issued for acquisition            43         39,138                         6,653         45,834
  Tax benefit of options exercised                      104                                          104
                                      ------      ---------      --------       ---------      ---------

Balance at December 31, 1998             579        248,194       (13,821)        158,347        393,299
  Net income                                                                        1,520          1,520
  Currency translation adjustments                                  1,744                          1,744
  Unrealized gains on securities                                      540                            540
                                                                                               ---------
    Comprehensive income                                                                           3,804

  Stock options exercised                  3            165                                          168
  Tax benefit of options exercised                      217                                          217
  Premerger S-corp distributions                       (287)                         (390)          (677)
  Reversal of 1997 option
    tax benefits                                     (1,736)                                      (1,736)
                                      ------      ---------      --------       ---------      ---------

Balance at December 31, 1999          $  582      $ 246,553      $(11,537)      $ 159,477      $ 395,075
                                      ======      =========      ========       =========      =========

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

Effective September 25, 1997, National Oilwell completed a combination with Dreco Energy Services Ltd. The combination was accounted for as a pooling-of-interests and the consolidated financial statements of National Oilwell and Dreco have been combined with all prior periods restated. As a result of the combination, each Dreco Class "A" common share outstanding was converted into .9159 of a Dreco Exchangeable Share and approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National Oilwell common stock. As of December 31, 1999, approximately 84% of the Exchangeable Shares had been converted into National Oilwell common stock.

On July 1, 1999, National Oilwell acquired all the outstanding stock of Dupre' Supply Company and Dupre' International Inc., a Louisiana based distribution and valve automation business for 1.9 million shares of National Oilwell common stock. The transaction was a tax-free exchange and was recorded in accordance with the pooling-of-interests method of accounting. All prior periods have been restated.

Effective July 8, 1999, National Oilwell acquired the assets and certain operating liabilities of CE Drilling Products, Inc. in a cash transaction valued at approximately $65 million. Continental Emsco Drilling Products consists of Emsco drilling machinery and Wilson mobile rigs. The transaction was accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of purchase price. The final purchase price is subject to certain pre-acquisition contingencies and valuation of certain assets. The transaction did not have a material effect on National Oilwell's statements.

On June 17, 1999, National Oilwell sold its tubular product line within its Distribution Services segment for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular operations were $23.6 million and $0.6 million, respectively.

On June 24, 1999, National Oilwell sold its drill bit product line within its Products & Technology segment for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit business were $6.1 million and $0.1 million, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of National Oilwell and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. Cash equivalents include only those investments having a maturity of three months or less at the time of purchase. The carrying values of these financial instruments approximate their respective fair values.


Inventories

Inventories consist of oilfield products, manufactured equipment, manufactured specialized drilling products and downhole motors and spare parts for manufactured equipment and drilling products. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods.


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


Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the life of the related debt security and accumulated amortization was $539,000 and $205,000 at December 31, 1999 and 1998, respectively. Goodwill is amortized on a straight-line basis over its estimated life of 10-40 years. Accumulated amortization at December 31, 1999 and 1998 was $9,234,000 and $4,061,000. On an annual basis, the Company estimates the future estimated discounted cash flows of the business to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.


Foreign Currency

The functional currency for National Oilwell's Canadian, United Kingdom, German and Australian operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan operations. Accordingly, certain assets are translated at historical exchange rates and all translation adjustments are included in income. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

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

Concentration of Credit Risk

National Oilwell grants credit to its customers, which operate primarily in the oil and gas industry. National Oilwell performs periodic credit evaluations of its customers' financial condition and generally does not require collateral, but may require letters of credit for certain international sales. Reserves are maintained for potential credit losses and such credit losses have historically been within management's expectations.


Stock-Based Compensation

National Oilwell uses the intrinsic value method in accounting for its stock-based employee compensation plans. Compensation costs for stock options would be recognized over the vesting period if options were granted with an exercise price below market on the date of grant.


Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                             1999          1998            1997
                                            ------        ------          ------
Denominator for basic earnings per
  share--weighted average shares            58,214        54,665          53,009
Effect of dilutive securities:
  Employee stock options                       314           182             833
                                            ------        ------          ------
Denominator for diluted earnings per
  share--adjusted weighted average
  shares and assumed conversions            58,528        54,847          53,842
                                            ======        ======          ======

3.  INVENTORIES

    Inventories consist of (in thousands):

                                               DECEMBER 31,       DECEMBER 31,
                                                   1999               1998
                                               ------------       ------------
Raw materials and supplies                       $ 19,434           $ 24,304
Work in process                                    32,793             39,991
Finished goods and purchased products             201,825            189,090
                                                 --------           --------
     Total                                       $254,052           $253,385
                                                 ========           ========

4.  STATEMENTS OF CASH FLOWS
    The following information supplements the Consolidated Statements of Cash Flows (in thousands):

                                                              DECEMBER 31,
                                                     -------------------------------
                                                      1999        1998        1997
                                                     -------     -------     -------
Cash paid during the period for:
  Interest                                           $16,539     $ 6,989     $ 7,648
  Income taxes                                        13,214      48,003      24,405


5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of (in thousands):

                                                ESTIMATED      DECEMBER 31,    DECEMBER 31,
                                               USEFUL LIVES        1999            1998
                                               ------------    ------------    ------------
Land and improvements                           2-20 Years          6,388        $  6,421
Buildings and improvements                      5-31 Years         41,266          27,080
Machinery and equipment                         5-12 Years         54,276          52,774
Computer and office equipment                   3-12 Years         42,658          36,810
Rental equipment                                 1-7 Years         37,081          29,217
                                                                 --------        --------
                                                                  181,669         152,302
     Less accumulated depreciation                                (72,522)        (56,128)
                                                                 --------        --------
                                                                 $109,147        $ 96,174
                                                                 ========        ========


6.  LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
Revolving credit facilities                                    $ 46,007        $ 55,637
6 7/8 senior notes                                              150,000         150,000
Other                                                                --          23,988
                                                               --------        --------
                                                                196,007         229,625
     Less current portion                                            --           8,427
                                                               --------        --------
                                                               $196,007        $221,198
                                                               ========        ========


On September 25, 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $13.9 million were outstanding at December 31, 1999. The credit facility provides for interest at prime or LIBOR plus 0.625% (8.50% and 7.125% at December 31, 1999) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. In March 2000, the credit facility was amended to lower the minimum interest coverage ratio effective as of December 31, 1999.

National Oilwell also has additional credit facilities totaling $23.0 million used primarily for letters of credit, of which $4.1 million were outstanding at December 31, 1999.

In June 1998, National Oilwell sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

7.  PENSION PLANS

National Oilwell and its consolidated subsidiaries have pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 1999, 1998 and 1997, pension expense for defined-contribution plans was $2.8 million, $3.7 million and $3.5 million, and all funding is current.

National Oilwell's subsidiaries in the United Kingdom have a defined-benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. At December 31, 1999, the plan assets at fair market value were $52.6 million and the projected benefit obligation was $30.0 million.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows (in thousands):


                                                   Unrealized
                                 Currency         On Available-
                                Translation         for-sale
                                Adjustments        Securities             Total
                               -------------      -------------       -------------

Balance at December 31, 1996   $     (2,287)      $          --       $     (2,287)

Currency translation
  adjustments                        (4,731)                 --             (4,731)
                               -------------      -------------       -------------
Balance at December 31, 1997         (7,018)                 --             (7,018)

Currency translation
  adjustments                        (6,979)                 --             (6,979)
Unrealized gains on available-
  for-sale securities                    --                 244                244
Deferred taxes relating to
  unrealized gains on
  available-for-sale
  securities                             --                 (68)               (68)
                               -------------      -------------       -------------
Balance at December 31, 1998        (13,997)                176            (13,821)

Currency translation
  adjustments                         1,744                  --              1,744
Unrealized gains on available-
  for-sale securities                    --                 815                815
Deferred taxes relating to
  unrealized gains on
  available-for-sale
  securities                             --                (275)              (275)
                               -------------      -------------       -------------
Balance at December 31, 1999   $     (12,253)     $         716       $     (11,537)
                               =============      =============       =============

9.  COMMITMENTS AND CONTINGENCIES

National Oilwell leases land, buildings and storage facilities, vehicles and data processing equipment under operating leases extending through various dates up to the year 2004. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $11.8 million, $10.3 million and $9.0 million. National Oilwell's minimum rental commitments for operating leases at December 31, 1999, excluding future payments applicable to facilities to be closed as part of the 1998 Special Charge, were as follows: 2000 - $7.0 million; 2001 - $5.1 million; 2002
- $3.2 million; 2003 - $2.0 million and 2004 - $0.8 million.

National Oilwell is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 1999 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect the financial position, liquidity or results of operations of National Oilwell.

National Oilwell's business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to National Oilwell's business. Although National Oilwell has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder could not result in additional, presently unquantifiable costs or liabilities to National Oilwell.


10.  COMMON STOCK

National Oilwell has authorized 75 million shares of $.01 par value common stock. National Oilwell also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

National Oilwell's stock plans collectively authorize the grant of restricted stock or options to purchase up to 5,832,606 shares of National Oilwell's common stock to officers, key employees, non-employee directors and other persons. Options granted generally vest over a 3-year period starting one year from the date of grant and generally expire 5 years from the date of grant.

Options outstanding at December 31, 1999 under the stock option plans have exercise prices between $5.62 and $28.81 per share, and expire at various dates from March 21, 2002 to January 13, 2007. The weighted average exercise price on the 2,068,666 outstanding options at December 31, 1999 is $14.59.

The following summarizes option activity:

                                         WEIGHTED AVERAGE            TOTAL
                                           SHARE PRICE              OPTIONS
                                        ------------------         ---------
OPTIONS OUTSTANDING:

Balance at December 31, 1997                   13.94                 538,592
Granted                                        27.46                 513,896
Cancelled                                      22.82                 (44,020)
Exercised                                       9.60                (103,957)
                                                                   ---------
Balance at December 31, 1998                   21.74                 904,511
Granted                                        10.43               1,357,255
Cancelled                                      20.73                (167,194)
Exercised                                       6.85                 (25,906)
                                                                   ---------
Balance at December 31, 1999                   14.59               2,068,666
                                                                   =========

OPTIONS EXERCISABLE
Exercisable at December 31, 1997                                 $ 6.16          46,948
Vested                                                            13.74         178,249
Cancelled                                                         22.32          (7,034)
Exercised                                                          9.60        (103,957)
                                                                              ---------
Exercisable at December 31, 1998                                 $13.97         114,206
Vested                                                            15.39         329,234
Cancelled                                                         21.61         (37,073)
Exercised                                                          6.85         (25,906)
                                                                              ---------
Exercisable at December 31, 1999                                 $15.31         380,461
                                                                              =========

The weighted average fair value of options granted during 1999 was approximately $7.31 per share as determined using the Black-Scholes option-pricing model. Assuming that National Oilwell had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option's vesting period, earnings per share would have been affected by $0.05 from the amounts reported. These pro forma results may not be indicative of future effects.

The Company evaluates annually the grant of options to eligible participants and in February 2000, 681,683 options to purchase shares of common stock were granted at an exercise price of $22.56, the fair value of the common stock at the date of grant.

11.  INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):


                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
Domestic                                                 $(9,172)       $ 58,788       $50,996
Foreign                                                   13,690          50,568        35,149
                                                         -------        --------       -------
                                                         $ 4,518        $109,356       $86,145
                                                         =======        ========       =======

   The components of the provision for income taxes consisted of (in thousands):

                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
Current:
  Federal                                                $(8,238)       $ 24,357       $17,508
  State                                                     (745)          2,074         1,496
  Foreign                                                  4,120          18,063        15,435
                                                         -------        --------       -------
                                                          (4,863)         44,494        34,439
                                                         -------        --------       -------
Deferred:
  Federal                                                  6,361          (4,151)         (287)
  State                                                      572            (845)          (64)
  Foreign                                                    928             904        (2,770)
                                                         -------        --------       -------
                                                           7,861          (4,092)       (3,121)
                                                         -------        --------       -------
                                                         $ 2,998        $ 40,402       $31,318
                                                         =======        ========       =======

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                           DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                               1999                1998                1997
                                           ------------        ------------        ------------
Federal income tax at statutory rate          $ 1,582             $ 38,282            $ 30,115
Foreign income tax rate differential              (68)                 237                 495
State income tax, net of federal benefit         (181)               1,151                 919
S Corporation earnings                            824                   (9)             (1,179)
Tax benefit of foreign sales corporation           --               (2,547)               (990)
Nondeductible expenses                          1,804                1,223               2,837
Incremental U.S. tax on foreign earnings           --                2,517                  --
Unbenefited losses                                990                2,903                 209
Change in deferred tax valuation allowance     (1,758)              (2,765)             (1,617)
Other                                            (195)                (590)                529
                                              -------             --------            --------
                                              $ 2,998             $ 40,402            $ 31,318
                                              =======             ========            ========

    The Company generated a loss in the current year for U.S. federal income tax purposes and intends to carry this loss back to the 1997 taxable year and claim a refund of federal income taxes paid. Accordingly, the Company has recorded a current tax benefit and corresponding current tax receivable of $10.2 million.

    Significant components of National Oilwell's deferred tax assets and liabilities were as follows (in thousands):

                                                                  DECEMBER 31,             DECEMBER 31,
                                                                      1999                    1998
                                                                  ------------             ------------
     Deferred tax assets:
       Accrued liabilities                                        $ 11,161                 $ 18,641
       Net operating loss carryforwards                             12,531                   13,521
       Other                                                        10,168                    9,625
                                                                  --------                 --------
               Total deferred tax assets                            33,860                   41,787
               Valuation allowance for deferred tax assets         (16,783)                 (18,541)
                                                                  --------                 --------
                                                                    17,077                   23,246
                                                                  --------                 --------
     Deferred tax liabilities:
       Tax over book depreciation                                    1,349                    1,743
       Other                                                         4,789                    2,354
                                                                  --------                 --------
               Total deferred tax liabilities                        6,138                    4,097
                                                                  --------                 --------
               Net deferred tax assets                            $ 10,939                 $ 19,149
                                                                  ========                 ========

In the United States, the Company has $17.3 million of net operating loss carryforwards as of December 31, 1999 which expire at various dates through 2009. These operating losses were acquired in the combination with Dreco Energy Services Ltd. and are associated with Dreco's US subsidiary. As a result of share exchanges occurring since the date of combination resulting in a more than 50% aggregate change in the beneficial ownership of Dreco, the availability of these loss carryforwards to reduce future United States federal taxable income may have become subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, these net operating losses can only be used to offset separate company taxable income of Dreco's US subsidiary. Since the ultimate realization of these net operating losses is uncertain, the related potential benefit of $5.9 million has been recorded with a full valuation allowance. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these net operating losses.

Outside the United States, the company has $19.8 million of net operating loss carryforwards as of December 31, 1999 that are available indefinitely. The related potential benefit available of $6.7 million has been recorded with a valuation allowance of $5.5 million. If the Company ultimately realizes the benefit of these net operating losses, $3.8 million would reduce goodwill and other intangible assets and $1.7 million would reduce income tax expense.

The deferred tax valuation allowance decreased $1.8 million and $2.8 million for the period ending December 31, 1999 and December 31, 1998, respectively, resulting from the realization of foreign net operating losses and investment tax credits that were previously deferred. National Oilwell's deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company's foreign subsidiaries amounted to $58.5 million and $59.1 million at December 31, 1999 and December 31, 1998, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise would result in both U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $6.9 million would be payable upon remittance of all previously unremitted earnings at December 31, 1999.


12.  SPECIAL CHARGES

During the fourth quarter of 1998, the Company recorded a special charge of $16.4 million ($10.4 million after tax, or $0.20 per share) related to operational changes resulting from the depressed market for the oil and gas industry. The components of the special charge were asset impairments of $5.4 million, severance costs of $5.6 million and facility closures and exit costs of $5.4 million. All of the severance actions related to this charge have been implemented.

During 1997, National Oilwell recorded a $10.7 million charge ($8.1 million after tax) related to various professional fees and integration costs incurred in connection with the combination with Dreco.


13.  EXTRAORDINARY LOSSES

In the third quarter of 1997, the replacement of the previous credit facility resulted in the write-off of $1.0 million ($0.6 million after tax) in deferred financing costs related to the replaced agreement.



14.  RELATED PARTY TRANSACTIONS

Prior to becoming a public company, National Oilwell entered into a five-year Management Services Agreement with National Oilwell's then largest stockholders, whereby National Oilwell would pay for senior management assistance and other services as agreed and pay fees in connection with each acquisition or disposition completed during a five-year period. After becoming a public company, this agreement was terminated pursuant to a Deferred Fee

Agreement. As of December 31, 1999, cash payments aggregating $4.4 million have been made to Inverness/Phoenix LLC and First Reserve Corporation in connection with the Deferred Fee Agreement and no further liability exists.

On May 29, 1998, National Oilwell acquired Phoenix Energy Products Holdings, Inc., an affiliate of First Reserve Corporation, for approximately $115 million.



15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

National Oilwell's operations consist of two segments: Products and Technology and Distribution Services. The Products and Technology segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities, including drilling motors and specialized drilling tools for rent and sale. The Distribution Services segment distributes an extensive line of oilfield supplies and equipment. Intersegment sales and transfers are accounted for at commercial prices and are eliminated in consolidation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. The Company evaluates performance of each reportable segment based upon its operating income, excluding non-recurring items.

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 1999.

Summarized financial information is as follows (in thousands):
Business Segments


                                            PRODUCTS AND   DISTRIBUTION     CORPORATE/
                                             TECHNOLOGY      SERVICES     ELIMINATIONS(1)     TOTAL
                                            ------------   ------------   ---------------   ----------
DECEMBER 31, 1999
Revenues from:
  Unaffiliated customers                      $335,535       $409,680        $      --      $  745,215
  Intersegment sales                            30,053            674          (30,727)             --
                                              --------       --------        ---------      ----------
          Total revenues                       365,588        410,354          (30,727)        745,215

Operating income (loss)                         33,329         (5,959)          (5,469)         21,901
Capital expenditures                             5,294          9,968              107          15,369
Depreciation and amortization                   18,641          4,269              334          23,244
Identifiable assets                            555,212        197,918           29,181         782,311

DECEMBER 31, 1998
Revenues from:
  Unaffiliated customers                      $663,402       $608,512        $      --      $1,271,914
  Intersegment sales                            66,420             --          (66,420)             --
                                              --------       --------        ---------      ----------
          Total revenues                       729,822        608,512          (66,420)      1,271,914

Operating income (loss)                        136,594          8,911(2)       (22,993)        122,512(2)
Capital expenditures                            14,142         14,220              879          29,241
Depreciation and amortization                   16,511          3,047            1,040          20,598
Identifiable assets                            598,563        226,893           30,432         855,888

DECEMBER 31, 1997
Revenues from:
  Unaffiliated customers                      $374,673       $722,733        $      --      $1,097,406
  Intersegment sales                            66,180             --          (66,180)             --
                                              --------       --------        ---------      ----------
          Total revenues                       440,853        722,733          (66,180)      1,097,406

Operating income (loss)                         79,004         32,128          (19,346)         91,786
Capital expenditures                            30,536          3,612              635          34,783
Depreciation and amortization                   12,398          1,830            1,215          15,443
Identifiable assets                            352,372        213,056           37,565         602,993


(1) Operating loss of Corporate includes a special charge of $16,433 for 1998 and $10,660 for 1997

(2) Includes a $5,600 charge related to the writedown to the lower of cost or market of certain tubular inventories.

Geographic Areas:

                                     UNITED                UNITED
                                     STATES      CANADA    KINGDOM    OTHER    ELIMINATIONS     TOTAL
                                   ----------   --------   -------   -------   ------------   ----------
DECEMBER 31, 1999
Revenues from:
  Unaffiliated customers           $  519,291   $163,597   $35,723   $26,604     $     --     $  745,215
  Interarea sales                      31,249     22,577     2,441       619      (56,886)            --
                                   ----------   --------   -------   -------     --------     ----------
     Total revenues                   550,540    186,174    38,164    27,223      (56,886)       745,215

Long-lived assets                     394,887    317,558    37,637    32,229           --        782,311

DECEMBER 31, 1998
Revenues from:
  Unaffiliated customers           $  988,112   $196,493   $54,625   $32,684     $     --     $1,271,914
  Interarea sales                      58,112     34,912     4,056     1,044      (98,124)            --
                                   ----------   --------   -------   -------     --------     ----------
     Total revenues                 1,046,224    231,405    58,681    33,728      (98,124)     1,271,914
Long-lived assets                     489,112    306,847    36,321    23,608           --        855,888

DECEMBER 31, 1997
Revenues from:
  Unaffiliated customers           $  825,739   $201,360   $38,223   $32,084     $     --     $1,097,406
  Interarea sales                      42,273     11,858     2,383       703      (57,217)            --
                                   ----------   --------   -------   -------     --------     ----------
     Total revenues                   868,012    213,218    40,606    32,787      (57,217)     1,097,406
Long-lived assets                     409,026    131,078    27,240    35,649           --        602,993

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly results as restated to reflect the combination with Dupre' were as follows (in thousands, except per share data)

                                           1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                                           -----------   -----------   -----------   -----------   ----------
YEAR ENDED DECEMBER 31, 1999
Revenues                                    $203,923      $174,765      $168,244      $198,283     $  745,215
Gross Profit                                  41,464        33,080        30,051        37,041        141,636
Income (loss) before taxes                     5,619        (2,625)       (2,595)        4,119          4,518
Net income                                     3,335        (2,443)       (1,872)        2,500          1,520
Net income per diluted share                    0.06         (0.04)        (0.03)         0.04           0.03

YEAR ENDED DECEMBER 31, 1998
Revenues                                    $327,108      $320,398      $330,204      $294,204     $1,271,914
Gross Profit(1)                               67,204        74,911        77,300        62,158        281,573
Special Charge                                    --            --            --        16,433         16,433
Income (loss) before taxes                    34,278        38,127        33,317         3,634        109,356
Net income                                    21,869        23,841        20,891         2,353         68,954
Net income per diluted share                    0.40          0.44          0.38          0.04           1.26

---------------

(1) The 4th quarter includes a $5,600 charge related to the writedown of certain tubular inventories to the lower of cost or market.

17.  SUBSEQUENT EVENT

On February 4, 2000, stockholders of Hitec ASA, a leading supplier of highly advanced systems and solutions, including leading-edge automation and remote control technologies, for the oil and gas industry, approved a merger with National Oilwell. Approximately 7.9 million shares of common stock and NOK 148.7 million (approximately $19 million) were issued in exchange for 98.7% of the outstanding shares of Hitec. Each Hitec share was exchanged for .2125904 of a National Oilwell share plus NOK 3.95152. Concurrently with the combination, the non-drilling related assets of Hitec were sold for NOK 148.7 million. National Oilwell will account for this transaction as a purchase for financial reporting purposes with goodwill related to this transaction approximating $150 million.

On March 15, 2000, National Oilwell signed a definitive merger agreement with IRI International Corporation (NYSE: IIR) whereby National Oilwell would issue approximately 13,500,000 shares of common stock in exchange for all of the outstanding common stock of IRI. The transaction is subject to stockholder approval of both companies and regulatory approval. The transaction would be accounted for as a pooling of interests.

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

 10.1          Employment Agreement dated as of January 16, 1996 between Joel
               V. Staff and the Company with similar agreements with James J.
               Fasnacht, Jerry N. Gauche and Steven W. Krablin, and a similar agreement dated as of February 5, 1996 between Merrill A. Miller,
               Jr. and the Company, and a similar agreement dated as of March 1, 2000 between Jon Gjedebo and the Company (Exhibit 10.1)(1)*

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

 10.3 Stockholders Agreement among the Company and its stockholders dated as of January 16, 1996 (Exhibit 10.3)(1)

 10.4          Waiver and First Amendment to Stockholders Agreement dated as of
               July 24, 1996 (Exhibit 10.4)(1)

 10.5          Second Amendment to Stockholders Agreement dated as of October
               18, 1996 (Exhibit 10.17)(1)

 10.6          Amended and Restated Stock Award and Long-Term Incentive Plan
               (Exhibit 10.6)(2)*

 10.7          Supplemental Savings Plan (Exhibit 10.12)(1)*

 10.8          Loan Agreement dated September 25, 1997 (Exhibit 10.1)(4)

 10.9          Amendment to Loan Agreement dated as of December 31, 1999

 10.10         Form of Support Agreement by and between National-Oilwell, Inc.
               and Dreco Energy Services Ltd. (Annex F)(3)

 10.11         Employment Agreement dated as of April 19, 1999 between Honor
               Guiney and the Company.*

 21.1          Subsidiaries of the Company

 23.1          Consent of Ernst & Young LLP

 24.1          Power of Attorney (included on signature page hereto)

 27.1          Financial Data Schedule

-----------------


  *  Compensatory plan or arrangement for management or others

 (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996.

 (2) Filed with the Proxy Statement for the 1999 Annual Meeting of Stockholders, filed on May 12, 1999.

 (3) Filed as an Annex to the Joint Proxy Statement/Prospectus in Post Effective Amendment No. 1 to Registration Statement No. 333-32191 on Form S-4 filed on August 21, 1997.

 (4) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.