Form 10-Q
period 2000-03-31
NATIONAL OILWELL INC
filed 2000-05-12
CIK 1021860

===============================================================================

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

===============================================================================

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 1-12317


                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           76-0475815
---------------------------------                       ------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)



                             10000 RICHMOND AVENUE
                                   4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200

                    (Address of principal executive offices)


                                 (713) 346-7500

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


As of May 12, 2000, 66,351,790 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    March 31,    December 31,
                                                                                      2000           1999
                                                                                   ----------    ------------
                                                                                   (Unaudited)

                                           ASSETS
Current assets:
   Cash and cash equivalents                                                       $  13,822      $  12,403
   Receivables, less allowance of $5,913 and $5,506                                  232,854        185,920
   Inventories                                                                       254,155        254,052
   Deferred taxes                                                                      7,513          9,296
   Income taxes receivable                                                            10,171         10,171
   Prepaid and other current assets                                                    5,644          6,534
                                                                                   ---------      ---------
          Total current assets                                                       524,159        478,376

Property, plant and equipment, net                                                   114,766        109,147
Deferred taxes                                                                         8,301          7,781
Goodwill, net                                                                        310,400        174,498
Property held for sale                                                                 7,424          7,424
Other assets                                                                           5,099          5,085
                                                                                   ---------      ---------
                                                                                   $ 970,149      $ 782,311
                                                                                   =========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                               $    --        $    --
   Accounts payable                                                                  122,088        100,963
   Customer prepayments                                                               11,291         16,838
   Accrued compensation                                                                3,178          4,232
   Other accrued liabilities                                                          44,641         54,177
                                                                                   ---------      ---------
          Total current liabilities                                                  181,198        176,210

Long-term debt                                                                       227,425        196,007
Deferred taxes                                                                         2,844          6,138
Other liabilities                                                                      8,114          8,881
                                                                                   ---------      ---------
          Total liabilities                                                          419,581        387,236

Commitments and contingencies

Stockholders' equity:

    Common stock - par value $.01; 66,340,591 shares
       and 58,223,971 shares issued and outstanding
       at March 31, 2000 and December 31, 1999                                           663            582
    Additional paid-in capital                                                       402,723        246,553
    Accumulated other comprehensive income                                           (15,237)       (11,537)
    Retained earnings                                                                162,419        159,477
                                                                                   ---------      ---------
                                                                                     550,568        395,075
                                                                                   ---------      ---------
                                                                                   $ 970,149      $ 782,311
                                                                                   =========      =========





        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended March 31,
                                                        -----------------------------
                                                          2000                 1999
                                                        ---------           ---------

Revenues                                                $ 229,386           $ 203,923

Cost of revenues                                          186,967             162,459
                                                        ---------           ---------

Gross profit                                               42,419              41,464

Selling, general and administrative                        33,188              31,187
                                                        ---------           ---------

Operating income                                            9,231              10,277

Other income (expense):
    Interest and financial costs                           (4,590)             (4,210)
    Interest income                                           288                 166
    Other                                                    (184)               (614)
                                                        ---------           ---------

Income before income taxes                                  4,745               5,619

Provision for income taxes                                  1,803               2,284
                                                        ---------           ---------

Net income                                              $   2,942           $   3,335
                                                        =========           =========


Net income per share:
 Basic                                                  $    0.05           $    0.06
                                                        =========           =========

 Diluted                                                $    0.05           $    0.06
                                                        =========           =========


Weighted average shares outstanding:
 Basic                                                     63,557              58,198
                                                        =========           =========

 Diluted                                                   64,303              58,267
                                                        =========           =========




        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                         2000               1999
                                                                       ---------          ---------

Cash flow from operating activities:
   Net income                                                          $  2,942           $  3,335
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                      6,919              5,784
       Provision for losses on receivables                                  853                547
       Provision (benefit) for deferred income taxes                     (2,031)               228
       Gain on sale of assets                                              (823)              (341)
       Foreign currency transaction loss                                    163                558

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                      (23,218)            70,314
       Inventories                                                        4,168             19,187
       Prepaid and other current assets                                     890             (1,027)
       Accounts payable                                                   7,780            (28,792)
       Other assets/liabilities, net                                    (15,257)           (31,869)
                                                                       --------           --------

            Net cash provided/(used) by operating activities            (17,614)            37,924
                                                                       --------           --------

Cash flow from investing activities:
    Purchases of property, plant and equipment                           (5,281)            (4,198)
    Proceeds from sale of assets                                          2,199                880
    Business acquired, net of cash                                       (4,526)              --
                                                                       --------           --------

            Net cash used by investing activities                        (7,608)            (3,318)
                                                                       --------           --------

Cash flow from financing activities:
    Borrowings/(payments) on line of credit                              24,418            (32,950)
    Proceeds from stock options exercised                                 2,224               --
    Other                                                                  --                 (390)
                                                                       --------           --------

            Net cash provided/(used) by financing activities             26,642            (33,340)
                                                                       --------           --------

Effect of exchange rate (gain) loss on cash                                  (1)               (24)
                                                                       --------           --------

Increase in cash and equivalents                                          1,419              1,242

Cash and cash equivalents, beginning of period                           12,403             11,963
                                                                       --------           --------

Cash and cash equivalents, end of period                               $ 13,822           $ 13,205
                                                                       ========           ========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                     $  6,468           $  6,351
          Income taxes                                                      884              6,253




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

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

In the opinion of the Company, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2000 and 1999 may not be indicative of results for the full year. No significant accounting changes have occurred during the three months ended March 31, 2000.

During February 2000, the Company completed its merger with Hitec ASA, a leading supplier of highly advanced systems and solutions, including leading-edge automation and remote control technologies, for the oil and gas industry. The Company issued approximately 7.9 million shares of common stock at $19.50 per share for all of the outstanding shares of Hitec with goodwill related to the transaction approximating $136 million. Hitec's financial results are included in National Oilwell's consolidated results effective February 1, 2000. Pro forma results of operations are not presented since they are not considered material.

2. INVENTORIES

Inventories consist of (in thousands):

                                                March 31,       December 31,
                                                  2000             1999
                                                ---------       ------------
Raw materials and supplies                      $  19,992        $  19,434
Work in process                                    37,900           32,793
Finished goods and purchased products             196,263          201,825
                                                ---------        ---------
       Total                                    $ 254,155        $ 254,052
                                                ==========       =========

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2001.The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not completed its evaluation but currently does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                             Quarter Ended March 31,
                                                         ----------------------------------
                                                           2000                       1999
                                                         -------                    -------

Net income                                               $ 2,942                    $ 3,335

Currency translation adjustments                          (4,019)                    (2,287)

Unrealized gains on securities                               319                        189
                                                        --------                    -------

     Comprehensive income/(loss)                          $ (758)                   $ 1,237
                                                        ========                    =======


5. BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                                               Quarter Ended March 31,
                                                         -----------------------------------
                                                           2000                       1999
                                                         ----------                 --------

Revenues from unaffiliated customers
          Products and Technology                        $ 106,519                  $ 99,163
          Distribution Services                            122,867                   104,852

Intersegment revenues
          Products and Technology                            9,404                     8,516
          Distribution Services                                110                         -

Operating income (loss)
          Products and Technology                           10,012                    13,542
          Distribution Services                                950                    (2,120)
                                                         ---------                  --------

Total profit for reportable segments                        10,962                    11,422
Unallocated corporate costs                                 (1,731)                   (1,145)
Net interest expense                                        (4,302)                   (4,044)
Other expense                                                 (184)                     (614)
                                                         ---------                  --------

Income before income taxes                                 $ 4,745                  $  5,619
                                                         =========                  ========

                                                                     March 31,
                                                         ------------------------------------
                                                           2000                       1999
                                                         ----------                 ---------

Total assets
          Products & Technology                          $ 764,495                  $ 606,826
          Distribution Services                          $ 218,202                  $ 208,765

6. ANNOUNCED MERGER TRANSACTION

On March 15, 2000, National Oilwell signed a definitive merger agreement with IRI International Corporation (NYSE: IIR) whereby National Oilwell would issue approximately 13.5 million shares of common stock in exchange for all of the outstanding common stock of IRI. The transaction is subject to stockholder approval of both companies and regulatory approval with closing anticipated in the second quarter of 2000. The transaction is expected to be accounted for under the pooling-of-interests method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution of maintenance, repair and operating products to the oil and gas industry. National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors , which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services had an increasingly negative effect on both business segments in 1999. Oil prices have recovered since late July 1999 to a range of $25-$31 per barrel. National Oilwell expects its revenues to increase if its customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve, allowing them to purchase products sold by National Oilwell.

RESULTS OF OPERATIONS

Operating results (unaudited) by segment are as follows (in thousands):

                                                     Quarter Ended March 31,
                                                  ------------------------------
                                                    2000                 1999
                                                  --------             ---------
Revenues
       Products and Technology                    $115,923             $ 107,679
       Distribution Services                       122,977               104,852
       Eliminations                                 (9,514)               (8,608)
                                                  --------             ---------
             Total                                $229,386             $ 203,923
                                                  ========             =========

Operating Income
       Products and Technology                      10,012                13,542
       Distribution Services                           950                (2,120)
       Corporate                                    (1,731)               (1,145)
                                                   -------              --------
             Total                                 $ 9,231              $ 10,277
                                                   =======              ========

Products and Technology

The Products and Technology segment designs and manufactures a wide range of proprietary products, including drawworks, mud pumps, power swivels, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products result in a recurring replacement parts and maintenance business. Sales of new capital equipment fluctuate between periods depending on the size and timing of order shipments. In addition, the segment provides pump expendable products for maintenance of National-Oilwell's and other manufacturers' equipment.

During February 2000, the Company completed its merger with Hitec ASA, a leading supplier of highly advanced systems and solutions, including leading-edge automation and remote control technologies, for the oil and gas industry. Hitec's financial results are included in National Oilwell's consolidated results effective February 1, 2000. This transaction has been accounted for as a purchase for financial reporting purposes with goodwill related to this transaction approximating $136 million. With the addition of Hitec, the Company intends to expand its emphasis on technology, especially in the areas of automation and remotely controlled equipment.

Revenues for the Products and Technology segment increased by $8.2 million (8%) in the first quarter of 2000 as compared to the same quarter in 1999 due primarily to the inclusion of two months of Hitec revenues. Downhole motor sales were up almost 50% and capital equipment sales increased 10% due to the shipment of three rigs, offset in part by reduced shipments of pumps and cranes. Operating income decreased by $3.5 million (26%) in the first quarter compared to the same quarter in 1999 resulting primarily from lower margins due to product mix, increased goodwill amortization due to recent acquisitions and increased fixed costs associated with the Hitec acquisition.
 .
Backlog of the Products and Technology group was $82 million at March 31, 2000, an increase of $5 million from December 31, 1999. At March 31, 1999, backlog stood at $50 million. Substantially all of the current backlog will be shipped by the end of September 2000.

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

Distribution Services revenues during the first quarter of 2000 exceeded the comparable 1999 period by $18 million. This 17% increase, despite the loss of $14 million of tubular revenue resulting from the sale of the product line, reflects increased sales of maintenance, repair and normal operating supplies in the recovering North American markets. Canadian revenues were 55% higher than the same period in 1999 and the US operations recorded a 10% increase. Operating income in the first quarter of 2000 was $3.1 million higher than the first quarter of 1999 due to revenue volume, offset in part by product mix as Canada shipped a significant amount of lower margin line pipe and tubular products during the quarter.

Corporate

Corporate costs during the first quarter of 2000 increased $0.6 million from the comparable 1999 quarter primarily as a result of expenses related to National Oilwell's e-strategy initiatives.

Interest Expense

Interest expense increased during the three months ended March 31, 2000 when compared to the prior year due to the higher debt level, including debt associated with the Hitec acquisition of $7 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of $343 million, a $41 million increase from December 31, 1999. While inventory remained unchanged during the quarter, accounts receivable increased $47 million due in part to the revenue increase and the acquisition of Hitec. Accounts payable and other current liabilities increased $5 million.

Total capital expenditures were $5.3 million during the first three months of 2000. Enhancements to information and inventory control systems, including costs related to an aggressive e-strategy initiative, represent a significant portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand for its products and services.

The Company has a five-year unsecured $125 million revolving credit facility that is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625% (9.00% and 6.625% at March 31, 2000), subject to adjustment based on the Company's Capitalization Ratio, as defined therein. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. National Oilwell also has additional credit facilities totaling $22.6 million used primarily for letters of credit, of which $4.8 million were outstanding at March 31, 2000.

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

ANNOUNCED MERGER TRANSACTION

On March 15, 2000, National Oilwell signed a definitive merger agreement with IRI International Corporation (NYSE: IIR) whereby National Oilwell would issue approximately 13.5 million shares of common stock in exchange for all of the outstanding common stock of IRI. The transaction is subject to stockholder approval of both companies and regulatory approval with closing anticipated in the second quarter of 2000. The transaction is expected to be accounted for under the pooling-of-interests method of accounting.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

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





Date:    May 12, 2000               /s/ Steven W. Krablin
      -------------------           --------------------------------------------
                                    Steven W. Krablin
                                    Principal Financial and Accounting Officer
                                    and Duly Authorized Signatory

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                       DESCRIPTION
     -------                      -----------

       27.1                  Financial Data Schedule