Form 10-Q
period 2000-06-30
NATIONAL OILWELL INC
filed 2000-08-11
CIK 1021860

===============================================================================

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

===============================================================================
(MARK ONE)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


                    DELAWARE                         76-0475875
       ---------------------------------        -------------------
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

                               YES __X__ NO _____

As of August 8, 2000, 80,055,764 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 June 30,          December 31,
                                                                   2000                1999
                                                               -----------         -----------
                                                               (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                   $   24,092           $  48,091
   Marketable securities, at fair value (cost of $13,437                -              14,686
     at December 31, 1999)
   Receivables, less allowance of $6,970 and $7,246               241,030             200,396
   Inventories                                                    364,690             348,024
   Deferred income taxes                                           17,929              10,684
   Income taxes receivable                                         16,154              12,888
   Prepaids and other current assets                                8,699               7,776
                                                               -----------         -----------
                                                                  672,594             642,545

Property, plant and equipment, net                                156,682             154,844
Deferred income taxes                                              11,553              11,726
Goodwill                                                          305,640             177,377
Property held for sale                                              7,424               7,424
Other assets                                                        5,145               5,488
                                                               -----------         -----------
                                                               $1,159,038           $ 999,404
                                                               ===========         ===========
                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                           $      170           $     300
   Accounts payable                                               134,669             106,219
   Customer prepayments                                            19,915              18,776
   Accrued compensation                                             8,102               4,232
   Other accrued liabilities                                       59,152              61,003
                                                               -----------         -----------
                                                                  222,008             190,530

Long-term debt                                                    183,160             196,053
Deferred income taxes                                               3,037               6,138
Other liabilities                                                  11,364              10,308
                                                               -----------         -----------
                                                                  419,569             403,029

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 79,900,371 shares
       and 71,736,609 shares issued and outstanding
       at June 30, 2000 and December 31, 1999                         799                 717
    Additional paid-in capital                                    573,841             415,701
    Accumulated other comprehensive income                        (22,073)            (11,923)
    Retained earnings                                             186,902             191,880
                                                               -----------         -----------
                                                                  739,469             596,375
                                                               -----------         -----------
                                                               $1,159,038           $ 999,404
                                                               ===========         ===========

       The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                            ------------------------      -------------------------
                                              2000           1999            2000           1999
                                            ---------      ---------      ----------      ---------
Revenues                                    $270,305       $195,004       $ 534,196       $422,270

Cost of revenues                             212,121        165,687         418,298        343,768
                                            ---------      ---------      ----------      ---------

Gross profit                                  58,184         29,317         115,898         78,502

Selling, general and administrative           44,555         39,750          90,796         78,008
Special charges                               13,000            653          13,000          1,458
                                            ---------      ---------      ----------      ---------

Operating income/(loss)                          629        (11,086)         12,102           (964)

Other income (expense):
    Interest and financial costs              (4,788)        (3,671)         (9,470)        (8,010)
    Interest income                              790            654           1,421          1,142
    Other                                     (8,276)        (3,758)         (8,469)        (6,238)
                                            ---------      ---------      ----------      ---------

Income/(loss) before income taxes            (11,645)       (17,861)         (4,416)       (14,070)

Provision/(benefit) for income taxes          (2,181)        (5,828)            564         (3,870)
                                            ---------      ---------      ----------      ---------

Net income                                  $ (9,464)      $(12,033)      $  (4,980)      $(10,200)
                                            =========      =========      ==========      =========


Net income per share:
 Basic                                      $  (0.12)      $  (0.17)      $   (0.06)      $  (0.14)
                                            =========      =========      ==========      =========

 Diluted                                    $  (0.12)      $  (0.17)      $   (0.06)      $  (0.14)
                                            =========      =========      ==========      =========

Weighted average shares outstanding:
 Basic                                        79,866         71,723          78,468         71,717
                                            =========      =========      ==========      =========

 Diluted                                      81,403         72,086          79,826         71,936
                                            =========      =========      ==========      =========

       The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                  2000          1999
                                                                               ----------     ---------
Cash flow from operating activities:
   Net income                                                                  $ (4,980)     $(10,200)
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                             17,501        14,761
       Amortization of negative goodwill                                              -        (2,683)
       Provision for losses on receivables                                        1,273         1,244
       Provision for deferred income taxes                                       (4,328)         (566)
       Gain on sale of assets                                                    (1,880)         (234)
       Foreign currency transaction gain (loss)                                     (11)            5

   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                              (18,389)      123,032
       Net investment in marketable securities                                   14,686        (4,907)
       Inventories                                                              (13,494)       36,474
       Prepaid and other current assets                                            (937)       (1,893)
       Accounts payable                                                          21,675       (51,492)
       Other assets/liabilities, net                                             (5,668)      (29,823)
                                                                              ----------     ---------
            Net cash provided by operating activities                             5,448        73,718
                                                                              ----------     ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                  (10,793)       (8,655)
    Proceeds from sale of assets                                                  4,853        29,632
    Business acquired, net of cash                                               (6,431)            -
                                                                              ----------     ---------
            Net cash provided (used) by investing activities                    (12,371)       20,977
                                                                              ----------     ---------

Cash flow from financing activities:
    Payments on line of credit                                                  (20,023)      (68,174)
    Proceeds from stock options exercised                                         3,144           421
    Other                                                                            37          (448)
                                                                              ----------     ---------
            Net cash used by financing activities                               (16,842)      (68,201)
                                                                              ----------     ---------

Effect of exchange rate (gain) on cash                                              234           (16)
                                                                              ----------     ---------

Increase/(decrease) in cash and equivalents                                     (23,999)       26,478

Cash and cash equivalents, beginning of period                                   48,091        49,439
                                                                              ----------     ---------
Cash and cash equivalents, end of period                                       $ 24,092      $ 75,917
                                                                              ==========     =========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                             $  8,737      $  8,017
          Income taxes                                                            3,463         7,983

       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         BASIS OF PRESENTATION

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd. In addition, all periods presented reflect the merger with IRI International Corporation.

The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States. Accordingly, Company management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

In the opinion of the Company, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 2000 and 1999 may not be indicative of results for the full year. No significant accounting changes have occurred during the six months ended June 30, 2000.


2.         ACQUISITIONS

During February 2000, the Company completed its merger with Hitec ASA, a leading supplier of highly advanced systems and solutions, including leading-edge automation and remote control technologies, for the oil and gas industry. The Company issued approximately 7.9 million shares of common stock valued at $19.50 per share and cash of $4 million for all of the outstanding shares of Hitec. Goodwill related to the transaction approximated $136 million. Hitec's financial results are included in National Oilwell's consolidated results effective February 1, 2000. Pro forma results of operations are not presented since they are not considered material.

On June 27, 2000, the stockholders of both the Company and IRI approved the merger of the two companies. The Company issued 13.5 million shares of common stock for all of the outstanding shares of IRI. The transaction was a tax-free exchange and was recorded in accordance with the pooling-of-interests method of accounting. All prior periods have been restated. In conjunction with the merger, the Company recorded a special charge of $13.0 million, consisting principally of direct deal costs and employee severance payments. An additional charge is expected to be recognized in the third quarter of 2000 as the merger is implemented and redundant facilities are closed.

3.         INVENTORIES

Inventories consist of (in thousands):

                                              June 30,     December 31,
                                                2000           1999
                                             ---------      ---------
Raw materials and supplies                   $  58,493      $  54,958
Work in process                                 58,668         46,722
Finished goods and purchased products          247,529        246,344
                                             ---------      ---------
              Total                          $ 364,690      $ 348,024
                                             =========      =========

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


5.         COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                           Quarter Ended June 30,            Six Months Ended June 30,
                                      --------------------------------    -------------------------------
                                           2000                1999             2000               1999
                                      ------------       -------------    ------------      -------------
Net loss                              $    (9,464)       $    (12,033)    $    (4,980)      $    (10,200)

Currency translation adjustments           (7,087)              6,659         (10,720)             4,602

Unrealized gains on securities                251                 193             570                382
                                      ------------       -------------    ------------      -------------
     Comprehensive loss               $   (16,300)       $     (5,181)    $   (15,130)      $     (5,216)
                                      ============       =============    ============      ==============

6.         BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                               Quarter Ended June 30,           Six Months Ended June 30,
                                             --------------------------       -----------------------------
                                                 2000          1999               2000             1999
                                             -----------    -----------       ------------     ------------
Revenues from unaffiliated customers
     Products and Technology                 $  147,860     $   96,858        $   288,884      $   219,364
     Distribution Services                      122,444         98,146            245,311          202,906

Intersegment revenues
      Products and Technology                    11,907          7,168             21,311           15,684
      Distribution Services                          85            281                195              373

Operating income (loss)
     Products and Technology                     15,087         (2,165)            29,107           13,810
     Distribution Services                        2,546         (3,462)             3,496           (5,582)
                                             -----------    -----------       ------------     ------------

Total profit for reportable segments             17,633         (5,627)            32,603            8,228
Special charges                                  13,000            653             13,000            1,458
Unallocated corporate costs                      (4,004)        (4,806)            (7,501)          (7,734)

Operating income (loss)                             629        (11,086)            12,102             (964)

Net interest expense                             (3,998)        (3,017)            (8,049)          (6,868)
Other income (expense)                           (8,276)        (3,758)            (8,469)          (6,238)
                                             -----------    -----------       ------------     ------------
Income/(loss) before income taxes            $  (11,645)    $  (17,861)       $    (4,416)     $   (14,070)
                                             ===========    ===========       ============     ============

Total assets                                  June 30,         June 30,
                                                2000             1999
                                             -----------    -----------
     Products and Technology                 $  952,974     $  770,880
     Distribution Services                      222,071        182,254


7.         SALE OF ASSETS

During June 2000, the Company liquidated a marketable securities portfolio maintained by IRI prior to the merger for $11.2 million, generating a pre-tax loss on the sale of $8.5 million ($5.2 million after-tax). Proceeds were used to pay down debt.

Included in Other Expense for the second quarter of 1999 and the first six months of 1999 are losses totaling $1.9 million from the sale of assets related to two product lines. On June 17, 1999, the Company sold its tubular business for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular business was $23.6 million and $0.6 million, respectively. On June 24, 1999 the Company sold its drill bit manufacturing business for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit business was $6.1 million and $0.1 million, respectively.

8.         SPECIAL CHARGE

In conjunction with the merger, the Company recorded a special charge of $13.0 million, approximately half of which was direct transaction costs. The remaining amount pertains to severance payments related to the integration of executive and administrative functions. Cash payments related to this charge will be substantially complete by the end of September 2000. An additional charge is expected to be recognized in the third quarter of 2000 as the merger is implemented and redundant facilities are closed.

9.         SUBSEQUENT EVENTS

For July 2000, the first full month following the merger with IRI, the Company reported consolidated revenues of $87.7 million and net income of $2.6 million ($0.03 per diluted share).

On August 1, 2000, the Company announced it has entered into a letter of intent to purchase the assets of the Baylor Company and subsidiaries from Boots & Coots International Well Control, Inc. Baylor designs and manufactures braking systems and large synchronous generators used on drilling rigs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution of maintenance, repair and operating products to the oil and gas industry. National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors , which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services had an increasingly negative effect on both business segments in 1999. Oil prices have recovered since late July 1999 to a range of $25-$30 per barrel. The higher prices have already resulted in higher revenues for National Oilwell and the Company expects its revenues to increase further if its customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve.

On June 27, 2000, the stockholders of both the Company and IRI International Corporation approved the merger of the two companies. The Company issued 13.5 million shares of common stock for all of the outstanding shares of IRI. The transaction was a tax-free exchange and was recorded in accordance with the pooling-of-interests method of accounting. All prior periods have been restated.


RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                        Quarter Ended              Six Months Ended
                                           June 30,                     June 30,
                                  -------------------------     -----------------------
                                     2000           1999           2000          1999
                                  ----------    -----------     ----------    ---------
Revenues
     Products and Technology      $ 159,767     $  104,026      $ 310,195     $235,048
     Distribution Services          122,529         98,427        245,506      203,279
     Eliminations                   (11,991)        (7,449)       (21,505)     (16,057)
                                  ----------    -----------     ----------    ---------
               Total              $ 270,305     $  195,004      $ 534,196     $422,270
                                  ==========    ===========     ==========    =========
Operating Income
     Products and Technology      $  15,087     $   (2,165)     $  29,107     $ 13,810
     Distribution Services            2,546         (3,462)         3,496       (5,582)
     Corporate                       (4,004)        (4,806)        (7,501)      (7,734)
                                  ----------    -----------     ----------    ---------
                                     13,629        (10,433)        25,102          494

     Special charges                 13,000            653         13,000        1,458
                                  ----------    -----------     ----------    ---------
                Total             $     629     $  (11,086)     $  12,102     $   (964)
                                  ----------    -----------     ----------    ---------



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

During February 2000, the Company completed its merger with Hitec ASA, a leading supplier of highly advanced systems and solutions, including leading-edge automation and remote control technologies, for the oil and gas industry. In connection therewith, the Company issued approximately 7.9 million shares of common stock and $4 million in cash. Hitec's financial results are included in National Oilwell's consolidated results effective February 1, 2000. This transaction has been accounted for as a purchase for financial reporting purposes with goodwill related to this transaction approximating $136 million. With the addition of Hitec, the Company intends to expand its emphasis on technology, especially in the areas of automation and remotely controlled equipment

Revenues for the Products and Technology segment increased by $56 million (54%) in the second quarter of 2000 as compared to the same quarter in 1999 due primarily to increased sales of capital equipment, drilling replacement parts, and downhole motors and tools. An increase in IRI and Hitec revenues accounted for $29 million, or approximately 52% of the increase. Operating income increased by $17 million in the second quarter of 2000 compared to the same quarter in 1999 due principally to the higher revenue volume. IRI and Hitec accounted for $14 million of the operating income increase.

Products and Technology revenues in the first half of 2000 increased $75 million as compared to 1999 due to the overall improved market opportunities, as reflected in IRI results increasing by 66%, and the inclusion of Hitec revenues of $19 million. Operating income increased by $15 million, or 110%, in the first half of 2000 as a result of the higher volumes.

Backlog of the Products and Technology capital products was $142 million at June 30, 2000 compared to $114 million at December 31, 1999 and $36 million at June 30, 1999. Substantially all of the current backlog is expected to be shipped by the end of 2000.

Distribution Services
Distribution Services revenues result primarily from the sale of maintenance, repair and operating ("MRO") supplies from National Oilwell's network of distribution service centers and, prior to July 1999, from the sale of well casing and production tubing. These products are purchased from numerous manufacturers and vendors, including National Oilwell's Products and Technology segment. The Company sold its tubular product line in June 1999 for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular operations were $23.6 million and $0.6 million, respectively.

Distribution Services revenues increased during the second quarter of 2000 over the comparable 1999 period by $24 million. This 24% increase in MRO products reflects the enhanced drilling activity driven primarily by higher, more stable oil and gas prices. North American revenues account for all of this increase, offsetting completely the loss of $8 million in revenues resulting from the sale of the tubular product line. Operating income in the second quarter of 2000 of $2.5 million was a $6 million improvement over the second quarter of 1999, principally due to the higher revenue volume and improved margins.

Revenues for the Distribution Services segment increased $42 million in the first half of 2000 when compared to the prior year. Reflecting the significant increase in oil prices between the periods, Canadian revenues were higher by 43% while MRO revenues in the United States were 32% greater. Operating income was $9 million higher in the first six months of 2000 when compared to 1999 and is attributable to the higher volume levels.

Corporate
Corporate costs during the second quarter of 2000 of $4.0 million and the first six months of 2000 of $7.5 million were generally comparable to the same periods in the prior year, and represent the sum of the separate corporate operations of National Oilwell and IRI prior to the merger. Significant combination benefits in this area will result from the merger, and ongoing corporate costs are projected at approximately $2 million per quarter after the merger is fully implemented.

Interest Expense
Interest expense increased during the three months and six months ended June 30, 2000 as compared to the prior year due to higher levels of debt incurred in connection with acquisitions made subsequent to June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $451 million, virtually unchanged from December 31, 1999. Significant increases in accounts receivable and inventory of $41 million and $17 million were partially offset by an increase in accounts payable of $28 million. Cash and equivalents was reduced $24 million and $15 million of marketable securities liquidated to repay outstanding debt.

Total capital expenditures were $11 million during the first six months of 2000 compared to $9 million in the first half of 1999. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand for its products and services.

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

On August 1, 2000, the Company announced it has entered into a letter of intent to purchase the assets of the Baylor Company and subsidiaries from Boots & Coots International Well Control, Inc. Baylor designs and manufactures braking systems and large synchronous generators used on drilling rigs.

SPECIAL CHARGE

In conjunction with the merger, the Company recorded a special charge of $13.0 million, approximately half of which was direct transaction costs. The remaining amount pertains to severance payments related to the integration of executive and administrative functions. Cash payments related to this charge will be substantially complete by the end of September 2000. An additional charge is expected to be recognized in the third quarter of 2000 as the merger is implemented and redundant facilities are closed.

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

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 17, 2000. Stockholders elected two directors nominated by the board of directors for terms expiring in 2003 by the following votes: Ben A Guill - 53,075,379 votes for and 293,499 votes withheld, and Jon Gjedebo - 53,091,379 votes for and 277,499 votes withheld. There were no nominees to office other than the directors elected.

At a special meeting of stockholders held on June 27, 2000, stockholders approved the Agreement of Merger with IRI International Corporation by the following vote: 58,869,256 votes for, 29,797 votes against and 58,657 votes abstained. Stockholders also approved adoption of a restated certificate of incorporation that includes an amendment increasing the number of authorized shares of National Oilwell common stock from 75,000,000 shares to 150,000,000 shares by the following vote: 56,092,561 votes for, 802,368 votes against and 62,871 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

 3.1       Amended and Restated Certificate of Incorporation of
           National-Oilwell, Inc.

27.1       Financial Data Schedule

(b)        Reports on Form 8-K

      The Company has not filed any report on Form 8-K during the quarter for which this report is filed.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 10, 2000              / s / Steven W. Krablin
      --------------------           -----------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer and Duly Authorized Signatory

                               INDEX TO EXHIBITS


 Exhibit
 Number                            Description
 -------                           -----------

   3.1             Amended & Restated Certificate of Incorporation of
                   National-Oilwell, Inc.


  27               F.D.S.