Form 10-Q
period 2000-09-30
NATIONAL OILWELL INC
filed 2000-11-14
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000 OR

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

                                 YES [X]  NO [ ]

As of November 10, 2000, 80,285,395 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                            September 30,     December 31,
                                                                2000             1999
                                                            -------------     ------------
                                                             (Unaudited)       (Restated)
                ASSETS
Current assets:
   Cash and cash equivalents                                 $    25,047      $    48,091
   Marketable securities, at fair value (cost of $13,437              --           14,686
     at December 31, 1999)
   Receivables, less allowance of $5,697 and $7,246              247,618          200,396
   Inventories                                                   386,335          348,024
   Deferred income taxes                                          20,003           10,684
   Income taxes receivable                                        12,932           12,888
   Prepaids and other current assets                              11,372            7,776
                                                             -----------      -----------
                                                                 703,307          642,545

Property, plant and equipment, net                               176,099          154,844
Deferred income taxes                                             14,537           11,726
Goodwill                                                         308,697          177,377
Property held for sale                                             7,424            7,424
Other assets                                                       4,983            5,488
                                                             -----------      -----------
                                                             $ 1,215,047      $   999,404
                                                             ===========      ===========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $        89      $       300
   Accounts payable                                              159,131          106,219
   Customer prepayments                                           15,971           18,776
   Accrued compensation                                            8,685            4,232
   Other accrued liabilities                                      49,783           61,003
                                                             -----------      -----------
                                                                 233,659          190,530

Long-term debt                                                   205,008          196,053
Deferred income taxes                                              3,039            6,138
Other liabilities                                                 10,516           10,308
                                                             -----------      -----------
                                                                 452,222          403,029

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,269,759 shares
       and 71,736,609 shares issued and outstanding
       at September 30, 2000 and December 31, 1999                   803              717
    Additional paid-in capital                                   581,139          415,701
    Accumulated other comprehensive income                       (17,927)         (11,923)
    Retained earnings                                            198,810          191,880
                                                             -----------      -----------

                                                                 762,825          596,375
                                                             -----------      -----------

                                                             $ 1,215,047      $   999,404
                                                             ===========      ===========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)


                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                         ------------------------      ------------------------
                                            2000           1999           2000           1999
                                         ---------      ---------      ---------      ---------
Revenues                                 $ 286,325      $ 194,870      $ 820,521      $ 617,140

Cost of revenues                           222,040        157,071        640,338        500,839
                                         ---------      ---------      ---------      ---------

Gross profit                                64,285         37,799        180,183        116,301

Selling, general and administrative         42,046         35,898        132,842        113,906
Special charge                                  --            321         13,000          1,779
                                         ---------      ---------      ---------      ---------

Operating income                            22,239          1,580         34,341            616

Other income (expense):
    Interest and financial costs            (4,672)        (3,970)       (14,142)       (11,980)
    Interest income                            973            605          2,394          1,747
    Other                                      667          2,798         (7,802)        (3,440)
                                         ---------      ---------      ---------      ---------

Income/(loss) before income taxes           19,207          1,013         14,791        (13,057)

Provision/(benefit) for income taxes         7,299            539          7,863         (3,331)
                                         ---------      ---------      ---------      ---------

Net income/(loss)                        $  11,908      $     474      $   6,928      $  (9,726)
                                         =========      =========      =========      =========


Net income/(loss) per share:
 Basic                                   $    0.15      $    0.01      $    0.09      $   (0.14)
                                         =========      =========      =========      =========

 Diluted                                 $    0.15      $    0.01      $    0.09      $   (0.13)
                                         =========      =========      =========      =========


Weighted average shares outstanding:
 Basic                                      80,111         71,681         78,991         71,668
                                         =========      =========      =========      =========

 Diluted                                    81,727         72,515         80,436         72,093
                                         =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  2000           1999
                                                                                ---------      ---------
Cash flow from operating activities:
   Net income                                                                   $   6,928      $  (9,726)
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                               25,813         20,720
       Amortization of negative goodwill                                               --         (4,026)
       Provision for losses on receivables                                            885          1,663
       Provision for deferred income taxes                                         (8,176)        (1,587)
       Gain on sale of assets                                                      (2,862)        (1,413)
       Foreign currency transaction gain (loss)                                      (706)          (248)
       Special charge                                                              13,000          1,779

   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                                (18,558)       137,641
       Net investment in marketable securities                                     14,686          3,000
       Inventories                                                                (21,797)        25,736
       Prepaid and other current assets                                            (3,530)        (1,730)
       Accounts payable                                                            36,559        (66,347)
       Other assets/liabilities, net                                              (19,290)       (17,288)
                                                                                ---------      ---------

            Net cash provided by operating activities                              22,952         88,174
                                                                                ---------      ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                    (16,991)       (13,411)
    Proceeds from sale of assets                                                    6,590         30,760
    Business acquired, net of cash                                                (48,208)       (65,000)
                                                                                ---------      ---------

            Net cash used by investing activities                                 (58,609)       (47,651)
                                                                                ---------      ---------

Cash flow from financing activities:
    Payments on line of credit                                                      1,744        (34,995)
    Proceeds from stock options exercised                                          11,434            476
    Other                                                                              37           (209)
                                                                                ---------      ---------

            Net cash provided (used) by financing activities                       13,215        (34,728)
                                                                                ---------      ---------

Effect of exchange rate (gain) on cash                                               (602)           137
                                                                                ---------      ---------

Increase/(decrease) in cash and equivalents                                       (23,044)         5,932

Cash and cash equivalents, beginning of period                                     48,091         49,439
                                                                                ---------      ---------

Cash and cash equivalents, end of period                                        $  25,047      $  55,371
                                                                                =========      =========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                              $  14,921      $   8,033
          Income taxes                                                              4,879         12,314


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Information concerning common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the 1997 combination with Dreco Energy Services Ltd. In addition, all periods presented have been restated to reflect the merger with IRI International Corporation.

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

In the opinion of the Company, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 2000 and 1999 may not be indicative of results for the full year. No significant accounting changes have occurred during the nine months ended September 30, 2000.


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

On June 27, 2000, the Company issued 13.5 million shares of common stock for all of the outstanding shares of IRI. The transaction was a tax-free exchange and was recorded in accordance with the pooling-of-interests method of accounting. All prior periods have been restated. In conjunction with the merger, the Company recorded a special charge of $13.0 million in June 2000, consisting principally of direct deal costs and employee severance payments. Integration of the merged companies was begun in the third quarter 2000 and included a comprehensive review of operations, product lines, staffing and facility needs, asset valuations and liabilities. This review process is currently ongoing and any additional charges will be recognized during the fourth quarter 2000 as the merger is fully implemented. The need for or amount of any additional charges has not been determined.

 Effective September 1, 2000, the Company acquired the Wheatley Gaso and Omega pump product lines from Halliburton Company for approximately $13 million. Goodwill related to this cash transaction approximated $3 million and is accounted for under the purchase method of accounting. On September 27, 2000, National Oilwell acquired the assets and certain liabilities of the Baylor Company and its subsidiaries in a cash transaction approximating $29 million. Baylor designs and manufactures braking systems and large synchronous generators used on drilling rigs. The transaction was accounted for under the purchase method of accounting with goodwill approximating $5 million.

3. INVENTORIES

Inventories consist of (in thousands):

                                        September 30,      December 31,
                                            2000               1999
                                        -------------      ------------
Raw materials and supplies                $ 61,840           $ 54,958
Work in process                             56,874             46,722
Finished goods and purchased products      267,621            246,344
                                          --------           --------
              Total                       $386,335           $348,024
                                          ========           ========


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


5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                        Quarter Ended          Nine Months Ended
                                        September 30,            September 30,
                                     -------------------      --------------------
                                       2000        1999         2000         1999
                                     -------     -------      -------      -------
Net income/(loss)                    $11,908     $   474      $ 6,928      $(9,726)

Currency translation adjustments       3,984      (4,898)      (7,121)       1,079

Unrealized gains on securities           162         146          732          528
                                     -------     -------      -------      -------

    Comprehensive income/(loss)      $16,054     $(4,278)     $   539      $(8,119)
                                     =======     =======      =======      =======

6. BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                               Quarter Ended               Nine Months Ended
                                               September 30,                 September 30,
                                         ------------------------      ------------------------
                                            2000           1999           2000           1999
                                         ---------      ---------      ---------      ---------
Revenues from unaffiliated customers
        Products and Technology          $ 152,972      $  93,611      $ 441,856      $ 312,975
        Distribution Services              133,336        101,263        378,647        304,176

Intersegment revenues
        Products and Technology             13,846          5,659         35,157         21,343
        Distribution Services                   61            490            256            856

Operating income (loss)
        Products and Technology             20,297          5,636         49,404         19,446
        Distribution Services                3,892           (633)         7,388         (6,215)
                                         ---------      ---------      ---------      ---------

Total profit for reportable segments        24,189          5,003         56,792         13,231
Special charge                                  --            321         13,000          1,779
Unallocated corporate costs                 (1,950)        (3,102)        (9,451)       (10,836)

Operating income                            22,239          1,580         34,341            616

Net interest expense                        (3,699)        (3,365)       (11,748)       (10,233)
Other income (expense)                         667          2,798         (7,802)        (3,440)
                                         ---------      ---------      ---------      ---------

Income/(loss) before income taxes        $  19,207      $   1,013      $  14,791      $ (13,057)
                                         =========      =========      =========      =========

Total assets               September 30,  September 30,
                               2000           1999
                           -------------  -------------
Products and Technology     $1,005,554     $  746,634
Distribution Services          219,480        187,420


7. SALE OF ASSETS

During June 2000, the Company liquidated a marketable securities portfolio maintained by IRI prior to the merger for $11.2 million, generating a pre-tax loss on the sale of $8.5 million ($5.2 million after-tax). Proceeds were used to pay down debt.

Included in Other Expense for the nine months ended September 30, 1999 are losses totaling $1.9 million from the sale of assets related to two product lines. On June 17, 1999, the Company sold its tubular business for approximately $15 million, generating a pre-tax loss of $0.9 million ($0.5 million after-tax). Revenues and operating loss recorded in 1999 for the tubular business was $23.6 million and $0.6 million, respectively. On June 24, 1999 the Company sold its drill bit manufacturing business for approximately $12 million, recording a pre-tax loss of $1.0 million ($0.6 million after-tax). Revenues and operating income recorded in 1999 for the drill bit business was $6.1 million and $0.1 million, respectively.

8. SPECIAL CHARGE

In conjunction with the merger, the Company recorded a special charge of $13.0 million, approximately half of which was direct transaction costs. The remaining amount pertains to severance payments related to the integration of administrative and operational functions. Cash payments related to all direct transaction costs and most severance payments are complete.

9. SUBSEQUENT EVENT

On October 30, 2000, the Company announced it had entered into a memorandum of understanding to acquire the stock of Maritime Hydraulics (Canada) Ltd. from Aker Maritime ASA for Canadian $25 million (approximately U.S. $16 million). Maritime Hydraulics Canada designs, manufactures and sells coiled tubing units and truck mounted wireline and nitrogen pumping units. The transaction will be accounted for in accordance with the purchase method of accounting and is expected to close in January 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution of maintenance, repair and operating products to the oil and gas industry. National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors , which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services had an increasingly negative effect on both business segments in 1999. Oil prices have recovered since late July 1999 to a range of $25-$35 per barrel. The higher prices have already resulted in higher revenues for National Oilwell and the Company expects its revenues to increase further if its customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve.


RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                      Quarter Ended                Nine Months Ended
                                       September 30,                 September 30,
                                 ------------------------      ------------------------
Revenues                           2000           1999           2000           1999
                                 ---------      ---------      ---------      ---------
     Products and Technology     $ 166,818      $  99,270      $ 477,013      $ 334,318
     Distribution Services         133,397        101,753        378,903        305,032
     Eliminations                  (13,890)        (6,153)       (35,395)       (22,210)
                                 ---------      ---------      ---------      ---------
               Total             $ 286,325      $ 194,870      $ 820,521      $ 617,140
                                 =========      =========      =========      =========

Operating Income
     Products and Technology     $  20,297      $   5,636      $  49,404      $  19,446
     Distribution Services           3,892           (633)         7,388         (6,215)
     Corporate                      (1,950)        (3,102)        (9,451)       (10,836)
                                 ---------      ---------      ---------      ---------
                                    22,239          1,901         47,341          2,395

     Special charge                     --            321         13,000          1,779
                                 ---------      ---------      ---------      ---------
                Total            $  22,239      $   1,580      $  34,341      $     616
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

On June 27, 2000, the Company issued 13.5 million shares of common stock for all of the outstanding shares of IRI. The transaction was a tax-free exchange and was recorded in accordance with the pooling-of-interests method of accounting. All prior periods have been restated. In conjunction with the merger, the Company recorded a special charge of $13.0 million in June 2000, consisting principally of direct deal costs and employee severance payments. Integration of the merged companies was begun in the third quarter 2000 and included a comprehensive review of operations, product lines, staffing and facility needs, asset valuations and liabilities. This review process is currently ongoing and any additional charges will be recognized during the fourth quarter 2000 as the merger is fully implemented. The need for or amount of any additional charges has not been determined.

Effective September 1, 2000, the Company acquired the Wheatley Gaso and Omega pump product lines from Halliburton Company for approximately $13 million. Goodwill related to this cash transaction approximated $3 million and is accounted for under the purchase method of accounting.

On September 27, 2000, National Oilwell acquired the assets and certain liabilities of the Baylor Company and its subsidiaries in a cash transaction approximating $29 million. Baylor designs and manufactures braking systems and large synchronous generators used on drilling rigs. The transaction was accounted for under the purchase method of accounting with goodwill approximating $5 million.

Revenues for the Products and Technology segment increased by $68 million (68%) in the third quarter of 2000 as compared to the same quarter in 1999 due primarily to increased sales of capital equipment, drilling replacement and expendable pump parts, and downhole motors and tools. Revenues associated with Year 2000 acquisitions accounted for $19 million, or approximately 28% of the increase. Operating income increased by $15 million in the third quarter of 2000 compared to the same quarter in 1999 due principally to the higher revenue volume as margin percentage remained virtually the same. Year 2000 acquisitions accounted for $4 million of the operating income increase.

Products and Technology revenues in the first nine months of 2000 increased $143 million as compared to 1999 due to the overall improved market opportunities, as reflected in IRI results increasing by $37 million (53%) and the inclusion of Hitec revenues of $27 million. Operating income increased by $30 million, or 154%, in the first nine months of 2000 as a result of the higher volumes with Year 2000 acquisitions accounting for $12 million of the increase.

Backlog of the Products and Technology capital products was $180 million at September 30, 2000 compared to $114 million at December 31, 1999 and $49 million at September 30, 1999. Backlog increased by $38 million during the current quarter.

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

Distribution Services revenues increased during the third quarter of 2000 over the comparable 1999 period by $32 million. This 31% increase in MRO products reflects the enhanced drilling activity driven primarily by higher, more stable oil and gas prices. North American revenues account for all of this increase with Canada increasing 20% and the United States higher by 36%. Operating income in the third quarter of 2000 of $3.9 million was a $4.5 million improvement over the third quarter of 1999, principally due to the higher revenue volume and improved margins.

Revenues for the Distribution Services segment increased $74 million in the first nine months of 2000 when compared to the prior year. Reflecting the significant increase in oil prices between the periods, Canadian revenues were higher by 35% while MRO revenues in the United States were 20% greater. Operating income was $14 million higher in the first nine months of 2000 when compared to 1999 and is attributable to the higher volume levels and favorable margin improvements resulting from the sale of the low margin tubular product line.

Corporate

Corporate costs during the third quarter of 2000 of $2 million represent a significant reduction from prior quarters due to the elimination of the IRI corporate operations as a result of the merger. Corporate costs for the first nine months of 2000 of $9.5 million were slightly lower than the 1999 comparable time frame.

Interest Expense

Interest expense increased during the three months and nine months ended September 30, 2000 as compared to the prior year due to higher levels of debt incurred in connection with completed acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had working capital of $470 million, an increase of $18 million from December 31, 1999. The Wheatley Gaso/Omega and Baylor Company acquisitions in September 2000 were accountable for a $43 million increase in working capital at September 30, 2000. Significant increases in accounts receivable and inventory of $48 million and $38 million were partially offset by an increase in accounts payable of $53 million. Cash and equivalents were reduced $23 million and $15 million of marketable securities were liquidated to repay outstanding debt.

Total capital expenditures were $17 million during the first nine months of 2000 compared to $13 million in the first nine months of 1999. Enhancements to information and inventory control systems represent a large portion of these capital expenditures. The Company believes it has sufficient existing manufacturing capacity to meet currently anticipated demand for its products and services.

The Company has a five-year unsecured $125 million revolving credit facility which is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.375%, subject to adjustment based on the Company's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. The Company believes that cash generated from operations and amounts available under the credit facility will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

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

SPECIAL CHARGE

In conjunction with the merger, the Company recorded a special charge of $13.0 million, approximately half of which was direct transaction costs. The remaining amount pertains to severance payments related to the integration of administrative and operational functions. Cash payments related to all direct transaction costs and most severance payments are complete.

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





Date: November 14, 2000               /s/ Steven W. Krablin
      --------------------------------------------------------------------------
                                      Steven W. Krablin
                                      Principal Financial and Accounting Officer
                                      and Duly Authorized Signatory

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27.1                Financial Data Schedule