Form 10-K
period 2000-12-31
NATIONAL OILWELL INC
filed 2001-03-01
CIK 1021860

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
(MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)
                   DELAWARE                               76-0475815
    ---------------------------------------       -------------------------
         (State or other jurisdiction                   (IRS Employer
       of incorporation or organization)             Identification No.)


                              10000 RICHMOND AVENUE
                                    4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
           ----------------------------------------------------------
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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 22, 2001, 80,610,233 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and, excluding solely for purposes of this calculation 7,229,833 shares beneficially owned by directors and executive officers, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $3 billion.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement in connection with the 2001 Annual Meeting of Stockholders are incorporated in Part III of this report.

ITEM 1.   BUSINESS

GENERAL

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in providing supply chain integration services to the upstream oil and gas industry.

National Oilwell manufactures and assembles drilling machinery, including drawworks, mud pumps and top drives, which are the major mechanical components of drilling rigs, as well as masts, derricks and substructures. Many of these components are designed specifically for more demanding applications, which include offshore, extended reach and deep land drilling. We also provide electrical power systems, computer control systems and automation systems for drilling rigs. Our systems, including the Cyberbase(TM) and automated pipe handling systems, are used in many of the industry's most technologically demanding applications. In addition, we provide engineering and fabrication services to integrate our drilling products and deliver complete land drilling and workover rigs as well as drilling modules for mobile offshore drilling rigs or offshore drilling platforms.

Our Products and Technology segment also designs and manufactures drilling motors and specialized downhole tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Downhole tools include fishing tools, drilling jars, shock tools and other specialized products.

Our Distribution Services segment offers comprehensive supply chain integration services to the drilling and production segments. Our network of service centers located in the United States and Canada and near other major drilling and production activity worldwide use state of the art information technology platforms to provide procurement, inventory management and logistics services. These service centers stock and sell a variety of expendable items for oilfield applications and spare parts for equipment manufactured by National Oilwell.

BUSINESS STRATEGY

National Oilwell's business strategy is to enhance its market positions and operating performance by:

Leveraging our Installed Base of Drilling Machinery and Equipment

We believe our market position and comprehensive product offering present substantial opportunities to capture a significant portion of expenditures for the construction of new drilling rigs and equipment as well as the upgrade and refurbishment of existing drilling rigs and equipment. Over the next few years, the advanced age of the existing fleet of drilling rigs, coupled with drilling activity involving greater depths and extended reach, is expected to generate demand for new equipment. National Oilwell's automation and control systems offer the potential to improve the performance of new and existing drilling rigs. The large installed base of our equipment also provides recurring demand for spare parts and expendable products necessary for proper and efficient operation.

Expanding the Downhole Products Business

We believe economic opportunities for directional, horizontal, extended reach and other value-added drilling applications will increase, providing an opportunity for growth in the rental and sale of high-performance drilling motors and downhole tools.

Building on Information Technology and Process Improvement Strategy

National Oilwell has developed an integrated information technology and process improvement strategy to enhance procurement, inventory management and logistics activities. As a result of the need to improve industry efficiency, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers, or are forward integrating suppliers operations to achieve cost and capital improvements. We believe we are well positioned to provide these services as a result of our:

     - large and geographically diverse network of distribution service centers in major oil and gas producing areas;

     -   strong relationship with a large community of industry suppliers;

     - knowledge of customers' procurement processes, suppliers' capabilities and products' performance; and

     - information systems that offer customers and suppliers enhanced e-commerce capabilities.

In addition, the integration of our distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of our manufactured parts and equipment.

Continuing to Make Acquisitions That Enhance our Product Line

We believe the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and integrated product offerings. From 1997 through January 2001, National Oilwell has made a total of nineteen acquisitions and plans to continue to participate in this trend.

OPERATIONS

Products and Technology

National Oilwell designs, manufactures and sells drilling systems and components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. The major mechanical components include drawworks, mud pumps, top drives, SCR houses, solids control equipment, traveling equipment and rotary tables. These components are essential to the pumping of fluids and hoisting, supporting and rotating of the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new rigs and often replaced during the upgrade and refurbishment of existing rigs.

Masts, derricks and substructures are designed and manufactured for use on land rigs and on fixed and mobile offshore platforms, and are suitable for drilling applications to depths of up to 30,000 feet or more. Other products include pedestal cranes, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers' pumps. Our business includes the sale of replacement parts for our own manufactured machinery and equipment.

We also design and produce control and data acquisition systems for drilling related operations and automated and remotely controlled machinery for drilling rigs. Products include the Cyberbase(TM) operator system which incorporates computer software, keypads and joysticks rather than traditional gauges, lights and switches. The Cyberbase(TM) system forms the basis for the state-of-the-art driller's cabin. Another product is the automated pipe handling system that provides an efficient and cost effective method of joining lengths of drill pipe or casing.

While offering a complete line of conventional rigs, National Oilwell has extensive experience in providing rig designs to satisfy requirements for harsh or specialized environments. Such products include drilling and well servicing rigs designed for the Arctic, highly mobile drilling and well servicing rigs for jungle and desert use, modular well servicing rigs for offshore platforms and modular drilling facilities for North Sea platforms. We also design and produce fully integrated drilling solutions for the topside of offshore rigs.

National Oilwell designs and manufactures drilling motors, drilling jars and specialized drilling tools for rent and sale. We also design and manufacture a complete line of fishing tools used to remove objects stuck in the wellbore.

Distribution Services

National Oilwell provides distribution services through its network of approximately 130 distribution service centers. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for our proprietary equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, our distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, we believe we have a competitive advantage in the distribution services business by distributing market-leading products manufactured by us.

The supplies and equipment stocked by our distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items. Most drilling contractors and oil and gas companies typically buy such supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from list price for each product or product category.

Strategic alliances are significant to the Distribution Services business and differ from standard agreements for supplies and equipment in that we become the customer's primary supplier of those items. In certain cases, we assume responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer's facilities.

We believe e-commerce brings a significant advantage to larger companies that are technologically proficient. During the last three years, over $18 million has been spent by us to improve our information technology systems. Our e-commerce strategy incorporates interfacing directly with customers' systems, trading exchanges and development of our own system that will leverage our position in the upstream market. We believe we have an advantage in this effort due to our investment in technology, geographic size, knowledge of the industry and customers, existing relationships with vendors and existing means of product delivery.

Marketing

Substantially all of our capital equipment and spare parts sales, and a large portion of our smaller pumps and parts sales, are made through our direct sales force and distribution service centers. Sales to foreign state-owned oil companies are typically made in conjunction with agent or representative arrangements. Our downhole products are generally rented in Canada and Venezuela and sold worldwide through our own sales force and through commissioned representatives. Distribution sales are made through our network of distribution service centers. Customers for our products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.

Competition

The oilfield services and equipment industry is highly competitive and our revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. We compete with a large number of companies, none of which are dominant.

Manufacturing and Backlog

National Oilwell has manufacturing facilities located in the United States, Canada and Norway. The manufacture of parts or purchase of components is sometimes outsourced to qualified subcontractors. The manufacturing operations require a variety of components, parts and raw materials which we purchase from multiple commercial sources. We have not experienced and do not expect any significant delays in obtaining deliveries of materials.

Sales of products are made on the basis of written orders and oral commitments. Our backlog for equipment at recent year ends has been:

             December 31, 2000                $282 million
             December 31, 1999                 114 million
             December 31, 1998                  83 million
             December 31, 1997                 291 million

Distribution Suppliers

National Oilwell obtains products sold by its Distribution Services business from a number of suppliers, including our own Products and Technology segment. No single supplier of products is significant to our operations. We have not experienced and do not expect a shortage of products that we sell.

Engineering

National Oilwell maintains a staff of engineers and technicians to:

     - design and test new products, components and systems for use in drilling and pumping applications;

     - enhance the capabilities of existing products; and

     - assist our sales organization and customers with special projects.

Our product engineering efforts focus on developing technology to improve the economics and safety of drilling and pumping processes, and to emphasize technology and complete drilling solutions.

Patents and Trademarks

National Oilwell owns or has a license to use a number of patents covering a variety of products. Although in the aggregate these patents are of importance, we do not consider any single patent to be of a critical or essential nature. In general, our business has historically relied upon technological capabilities, quality products and application of expertise rather than patented technology.

Employees

As of December 31, 2000, we had a total of 5,000 employees, 2,868 of whom were salaried and 2,132 of whom were paid on an hourly basis. Of this workforce, 1,014 employees are employed in Canada and 481 are employed by our other foreign subsidiaries.


                                  RISK FACTORS

Before purchasing any shares of National Oilwell common stock, you should consider carefully the following factors, in addition to the other information contained or incorporated by reference herein.

National Oilwell Depends on the Oil and Gas Industry

National Oilwell is dependent upon the oil and gas industry and its willingness to explore for and produce oil and gas. The industry's willingness to explore and produce depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

     - level of production from known reserves;

     - cost of producing oil and gas;

     - level of drilling activity;

     - worldwide economic activity;

     - national government political requirements;

     - development of alternate energy sources; and

     - environmental regulation.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for our products will drop.

Oil and Gas Prices Are Volatile

Oil and gas prices have been volatile over the last ten years, ranging from $10-$40 per barrel. Oil prices were low in 1998, generally ranging from $11 to $16 per barrel. In 1999, oil prices recovered to more normal historical levels, and were generally in the $25-$30 per barrel range during 2000. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mcf of gas to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 to $2.50 per mcf. Gas prices strengthened throughout 2000, generally ranging from $4-$8 per mcf.

These price changes have caused many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. In the second half of 1998, lower oil prices slowed production and new drilling, particularly in areas where the per barrel cost of production is high. This slowdown quickly affected our Distribution Services segment and subsequently negatively impacted our Products and Technology segment. We cannot predict future oil and gas prices or the effect prices will have on exploration and production levels.

National Oilwell's Industry Is Highly Competitive

The oilfield products and services industry is highly competitive. The following competitive actions can each affect our revenues and earnings:

     - price changes;

     - new product and technology introductions; and

     - improvements in availability and delivery.

We compete with many companies. Some of these companies may possess greater financial resources or offer certain products that we do not have.

National Oilwell Faces Potential Product Liability and Warranty Claims

Customers use some of our products in potentially hazardous drilling, completion and production applications that can cause:

     - injury or loss of life;

     - damage to property, equipment or the environment; and

     - suspension of operations.

We maintain amounts and types of insurance coverage that we believe are consistent with normal industry practice. We cannot guarantee that insurance will be adequate to cover all liabilities we may incur. We also may not be able to maintain insurance in the future at levels we believe are necessary and at rates we consider reasonable.

National Oilwell may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been used. We are currently party to various legal and administrative proceedings. We cannot predict the outcome of these proceedings, nor can we guarantee any negative outcomes will not be significant to us.

Instability of Foreign Markets Could Have a Negative Impact on the Revenues of National Oilwell

Some of our revenues depend upon customers in the Middle East, Africa, Southeast Asia, South America and other international markets. These revenues are subject to risks of instability of foreign economies and governments. Laws and regulations limiting exports to particular countries can affect our sales and sometimes export laws and regulations of one jurisdiction contradict those of another.

National Oilwell is exposed to the risks of changes in exchange rates between the U.S. dollar and foreign currencies. We do not currently engage in or plan to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations.

National Oilwell May Not Be Able to Successfully Manage Its Growth

National Oilwell acquired three companies in 1997, five in 1998, three in 1999, five in 2000 and two in January 2001. We intend to acquire additional companies in the future, whenever feasible. We cannot predict whether suitable acquisition candidates will be available on reasonable terms or if we will have access to adequate funds to complete any desired acquisition. Once acquired, we cannot guarantee that we will successfully integrate the operations of the acquired companies. Combining organizations could interrupt the activities of some or all of our businesses and have a negative impact on operations.

National Oilwell Has Debt

In 1998, National Oilwell issued 6 7/8% senior notes due July 1, 2005. As a result of this issuance, we became more leveraged. It is also possible that we will incur additional debt in the future in connection with acquisitions, operations or other matters. As of December 31, 2000, we had a total of $222.5 million of debt and a total of $767.2 million of stockholders' equity. Our leverage requires us to use some of our cash flow from operations for payment of interest on debt. Our leverage may also make it more difficult to obtain additional financing in the future. Further, our leverage could make us more vulnerable to economic downturns and competitive pressures.

ITEM 2.   PROPERTIES

National Oilwell owned or leased approximately 200 facilities worldwide as of December 31, 2000, including the following principal manufacturing and administrative facilities:

                                APPROXIMATE
                               BUILDING SPACE
LOCATION                       (SQUARE FOOT)       DESCRIPTION                                               STATUS
--------                       -------------       -----------                                               ------
Pampa, Texas                        548,000        Manufactures drilling machinery and equipment             Owned
Houston, Texas                      540,000        Manufactures downhole tools and mobile rigs               Owned
Houston, Texas                      260,000        Manufactures and services drilling machinery and          Leased
                                                   equipment
Sugarland, Texas                    190,000        Manufactures braking systems and generators               Owned
Galena Park, Texas                  188,000        Fabricates drilling components and rigs                   Owned
Houston, Texas                      178,000        Manufactures SCR systems                                  Owned
Edmonton, Alberta, Canada           162,000        Manufactures downhole tools                               Owned
Tulsa, Oklahoma                     140,000        Manufactures pumps and expendable parts                   Owned
McAlester, Oklahoma                 117,000        Manufactures pumps and expendable parts                   Owned
Houston, Texas                      100,000        Administrative offices                                    Leased
Stavanger, Norway                    87,000        Engineering and manufacturing of drilling components      Leased
                                                   and systems
Victoria, Texas                      71,000        Manufactures and services mobile rigs                     Owned
Marble Falls, Texas                  65,000        Manufactures drilling expendable parts                    Owned
Nisku, Alberta, Canada               59,000        Manufactures drilling machinery and equipment             Owned
Stavanger, Norway                    62,000        Engineering and manufacturing of drilling components      Owned
                                                   and systems
Edmonton, Alberta, Canada            57,000        Manufactures drilling machinery and equipment             Owned

We own or lease 42 satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 130 distribution service centers worldwide. We believe the capacity of our facilities is adequate to meet demand currently anticipated for 2001.


ITEM 3.   LEGAL PROCEEDINGS

National Oilwell has various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such proceedings will not have a material adverse effect on our consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

National Oilwell common stock is listed on the New York Stock
Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

                        2000                        1999                        1998
                --------------------        --------------------        --------------------
 Quarter         High          Low           High          Low           High          Low
 -------        ------        ------        ------        ------        ------        ------
First           $31.38        $14.25        $13.69        $ 8.50        $34.00        $23.88
Second           32.89         22.94         14.13         10.00         39.75         25.94
Third            37.50         27.25         18.50         13.00         29.13          7.75
Fourth           39.19         28.25         16.50         12.00         17.69          8.81

As of February 22, 2001, there were 593 holders of record of National Oilwell common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record. National Oilwell has never paid cash dividends, and none are anticipated during 2001.

ITEM 6.   SELECTED FINANCIAL DATA

Data for all periods shown below is restated to combine IRI International, Dupre' and Dreco results pursuant to pooling-of-interests accounting. As a result of the differing year-ends of National Oilwell and Dreco prior to the combination of the companies, the balance sheets and results of operations for dissimilar year-ends have been combined pursuant to pooling-of-interests accounting. National Oilwell's results of operations for the year ended December 31, 1997 include Dreco's results of operations for the six months ended May 31, 1997 and the six months ended December 31, 1997. Data for the year ended December 31, 1996 includes the operations of Dreco for the twelve months ended and as of November 30, 1996.

                                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------

                                                               2000           1999            1998         1997 (1)         1996
                                                           -----------    -----------     -----------    -----------    -----------
                                                                   (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues                                                 $ 1,149,920    $   839,648     $ 1,449,248    $ 1,282,772    $   898,106
  Operating income (loss) (2)                                   48,456          1,325         139,815        114,405         42,357
  Income (loss) before taxes and extraordinary loss (3)         27,037        (14,859)        125,021        101,466         30,730
  Income (loss) before extraordinary loss (3)                   13,136         (9,385)         81,336         67,362         23,899
  Net income (loss)                                             13,136         (9,385)         81,336         65,227         19,899
  Income (loss) per share before extraordinary loss (3)
    Basic                                                         0.17          (0.13)           1.19           1.01           0.43
    Diluted                                                       0.16          (0.13)           1.19           1.00           0.36
  Net income (loss) per share
    Basic                                                         0.17          (0.13)           1.19           0.98           0.43
    Diluted                                                       0.16          (0.13)           1.19           0.97           0.36

OTHER DATA:
  Depreciation and amortization                                 35,034         25,541          20,518         21,194          9,317
  Capital expenditures                                          24,561         17,547          39,246         40,538         17,697

BALANCE SHEET DATA:
  Working capital                                              480,321        452,015         529,937        417,731        210,266
  Total assets                                               1,278,894      1,005,715       1,091,028        844,674        435,194
  Long-term debt, less current maturities                      222,477        196,053         222,209         61,813         39,302
  Stockholders' equity                                         767,206        596,375         603,568        482,614        198,002

(1) In order to conform Dreco's fiscal year end to match National Oilwell's year end, the results of operations for the month of June 1997 have been included directly in stockholders' equity. Dreco's revenues and net income were $13.4 million and $0.9 million for the month.

(2) In connection with the IRI International Corporation merger in 2000, we recorded charges of $14,500,000 related to direct merger costs, personnel reductions, and facility closures and inventory write-offs of $15,684,000 due to product line rationalization. A credit of $418,000 was also recorded in 2000 related to previous charges. In 1999, we recorded a $1,779,000 charge related to personnel reductions resulting from consolidating our manufacturing operations. In 1998, a $17,023,000 charge was recorded related to personnel reductions and facility closures and a $5,600,000 charge related to the write-down of certain tubular inventories. In 1997, we recorded a $10,660,000 charge related to merger expenses incurred in connection with the combination with Dreco. In 1996, a $16,611,000 charge was recorded related to the cancellation of management agreements and expenses related to special incentive plans that terminated upon the occurrence of the initial public offering of our common stock.

(3) National Oilwell recorded extraordinary losses in 1997 of $2,135,000 and 1996 of $4,000,000, net of income tax benefits, due to the write-offs of deferred debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution to the oil and gas industry of maintenance, repair and operating products. Our revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. The resulting lower demand for products and services had an increasingly negative effect on the Distribution Services business throughout 1998 and on both segments in 1999. Oil prices have recovered since late July 1999 to a range of $25-$30 per barrel. Gas prices have also strengthened significantly. We expect revenues to increase if our customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve, allowing them to purchase products sold by us. See "Risk Factors".

National Oilwell conducts its operations through the following segments:

Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, top drives, automated pipe handling, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs, and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. In addition, the segment provides drilling pump expendable products for maintenance of National Oilwell's and other manufacturers' equipment.

Distribution Services

Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from our network of distribution service centers. These products are purchased from numerous manufacturers and vendors, including our Products and Technology segment.

RESULTS OF OPERATIONS

Operating results by segment, which have been restated to reflect business combinations accounted for under the pooling-of-interests method, are as follows (in millions):

                                          YEAR ENDED DECEMBER 31,
                                 ----------------------------------------
                                   2000             1999           1998
                                 --------         --------       --------
Revenues:
  Products and Technology        $  683.5         $  460.0       $  907.1
  Distribution Services             521.3            410.3          608.5
  Eliminations                      (54.8)           (30.7)         (66.4)
                                 --------         --------       --------
        Total                    $1,150.0         $  839.6       $1,449.2
                                 ========         ========       ========

Operating Income:
  Products and Technology        $   61.0         $   23.6       $  160.0
  Distribution Services              12.9             (6.0)           8.9
  Corporate                         (11.3)           (14.5)         (12.1)
                                 --------         --------       --------
                                     62.6              3.1          156.8
  Special Charge                     14.1              1.8           17.0
                                 --------         --------       --------
        Total                    $   48.5         $    1.3       $  139.8
                                 ========         ========       ========

Products and Technology

Revenues for the Products and Technology segment increased by $223.5 million (49 %) from 1999 primarily due to increased sales of major capital equipment and drilling spares of $110 million, expendable pumps and pump parts of $35 million and downhole tools of $52 million. Operating income in 2000 increased by $37.4 million from the prior year due primarily to this substantial revenue increase. Revenues from acquisitions completed in 2000 under the purchase method of accounting accounted for $56 million in incremental revenues and $0.5 million in operating income over 1999.

Revenues for 1999 decreased by $447.1 million (49%) from 1998 primarily due to lower demand that resulted from lower oil and gas prices. Sales of all types of capital equipment, rig packages and drilling spares were $370 million below 1998 levels. Sales of pumps and expendable pump parts were $23 million lower than in the previous year and downhole tools revenue declined $50 million. Primarily due to this revenue decline, operating income decreased $136.4 million in 1999 compared to the prior year. Lower margins due to the reduced sales volume was partially offset with lower operating costs resulting from cost reduction initiatives begun in late 1998.

Backlog of the Products and Technology capital products was $282 million at December 31, 2000, $114 million at 1999 and $83 million at December 31, 1998. Substantially all of the current backlog is expected to be shipped by the end of 2001.


Distribution Services

Distribution Services revenues in 2000 increased $111.0 million from the 1999 level, reflecting the enhanced drilling activity driven primarily by higher, more stable oil and gas prices. Revenues of maintenance, repair and operating ("MRO") supplies in the United States were 26% greater while Canadian revenues were 30% higher than the prior year. Operating income of $12.9 million in 2000 reflects an $18.9 million improvement from 1999. The margin increase resulting from the higher revenues, coupled with the absence of startup costs associated with the installation of a new operating system, were the primary contributors to this significant improvement.

Distribution Services revenues in 1999 fell $198.2 million from the 1998 level due to the depressed market conditions and the mid-year sale of the tubular product line which generated revenues in 1999 of approximately $24 million. The margin reduction resulting from the lower revenues was the primary contributor to the $6.0 million operating loss recorded in 1999.


Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. A reduction of $3.2 million in 2000 as compared to 1999 reflects the elimination of the IRI corporate operations as a result of the merger. Costs associated with various e-strategy and e-commerce initiatives contributed in part to the $2.4 million increase in 1999 over 1998. Corporate charges in 2001 are expected to approximate $8-10 million due to the elimination of duplicative costs.


Special Charges

During 2000, the Company recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

         Direct transaction costs                               $ 6.6
         Severance                                                6.4
         Facility closures                                        1.5
                                                                -----
                                                                 14.5
         Prior year reversal                                     (0.4)
                                                                -----
                                                                $14.1
                                                                -----

The cash and non-cash elements of the charge approximate $13 million and $1.1 million, respectively. Approximately $11 million of direct transaction and severance costs had been spent at December 31, 2000. Facility closure costs consist of lease cancellation costs and impairment of a closed manufacturing facility that is for sale. The $0.4 million credit results from the settlement of lease obligations earlier than previously anticipated. All of this charge is applicable to the Products and Technology business segment.

During 1999, a $1.8 million charge related to additional severance costs resulting from consolidating our manufacturing operations was recorded.

During 1998, we recorded a special charge of $17.0 million related to operational changes resulting from the depressed market for the oil and gas industry. The components of the special charge were asset impairments of $5.4 million, severance costs of $6.2 million and facility closures and exit costs of $5.4 million.

Interest Expense

Interest expense was greater in 2000 than the prior year due to an average borrowing rate increase of 0.25 basis points and a higher debt level throughout the year. Interest expense in 1999 was greater than the prior year due to carrying a higher debt level for the entire year resulting from the issuance of the 6 7/8% senior notes in mid 1998.

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 51% in 2000, 37% in 1999 and 35% in 1998. The 2000 effective tax rate was impacted by certain transaction costs associated with the IRI merger and the inclusion of pre-merger IRI capital losses due to pooling-of-interests accounting that may not be deductible. The 1999 effective tax rate was impacted by the inclusion of the pre-merger operating results of the Dupre' companies and the termination of its status as an S Corporation. Excluding the impact of the IRI merger costs and capital losses and Dupre's pre-merger results, our combined effective tax rate for 2000 was 36%, compared to 43% in 1999 and 37% in 1998.

We have net operating loss carryforwards in the United States that could reduce future tax expense by up to $5.0 million. Additional loss carryforwards in Europe generally would reduce goodwill if realized in the future. Due to the uncertainty of future utilization, most of the potential benefits described above have been fully reserved. During 2000, we realized a tax benefit of $0.9 million from its U.S. carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, National Oilwell had working capital of $480.3 million, an increase of $28.3 million from December 31, 1999. Significant components of our current assets are accounts receivable and inventories. During 2000, accounts receivable and inventory increased by $94.8 million and $27.7 million, respectively. Accounts payable increased $59.6 million during the year. An increased activity level resulting from the higher sustained energy prices is the primary driver in all of these changes.

Total capital expenditures were $24.6 million during 2000, $17.5 million in 1999 and $39.2 million in 1998. Additions and enhancements to the downhole rental tool fleet and information management and inventory control systems represent the majority of these capital expenditures. Capital expenditures are expected to approximate $29 million in 2001. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2001 for our products and services.

On September 25, 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.625%, subject to downward adjustment based on our Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

We believe cash generated from operations and amounts available under the credit facility and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that acquisition funds will be available at terms acceptable to us.

Inflation has not had a significant impact on National Oilwell's operating results or financial condition in recent years.

SUBSEQUENT EVENTS

On January 3, 2001, the assets and business of Integrated Power Systems (IPS) were acquired for approximately $9 million. IPS manufactures, sells and services SCR units primarily used on land-based drilling rigs and is a complementary fit to our existing SCR product line. Goodwill of approximately $4 million was recorded in conjunction with this purchase.

On January 5, 2001, we completed the acquisition of the stock of Maritime Hydraulics (Canada) Ltd. for Canadian $25 million (US$ 16.5 million). This business, which designs, manufactures and sells coiled tubing units and truck mounted wireline and nitrogen pumping units, was accounted for as a purchase. Goodwill associated with this transaction was approximately $11 million.

MARKET RISK DISCLOSURE

We are subject to market risk exposure related to changes in interest rates on our credit facility which is comprised of revolving credit notes in the United States and Canada. A portion of the borrowings are denominated in Canadian funds which could expose us to market risk with exchange rate movements, although such is mitigated by our substantial operations in Canada. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At December 31, 2000, we had $72.5 million outstanding under our credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We will adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

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

             Incorporated by reference to Item 7 above, "Market Risk
             Disclosure."


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 11.     EXECUTIVE COMPENSATION

             Incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Incorporated by reference to the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders
 .

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a)       Financial Statements and Exhibits

  1.  Financial Statements
      The following financial statements are presented in response to Part II,
      Item 8:

                                                                     Page(s) in
                                                                     This Report
                                                                     -----------

      Consolidated Balance Sheets........................................20

      Consolidated Statements of Operations..............................21

      Consolidated Statements of Cash Flows..............................22

      Consolidated Statements of Stockholders' Equity....................23

      Notes to Consolidated Financial Statements.........................24


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


  3.  Exhibits

    2.1 Combination Agreement, dated as of May 14, 1997, as amended, between National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex B) (3)

    2.2      Plan of Arrangement and Exchangeable Share Provisions (Annex E) (3)

    2.3 Merger Agreement dated October 10, 1999 by and between National-Oilwell, Inc. and Hitec ASA (Appendix A) (7)

    2.4 Agreement of Merger, dated as of March 15, 2000, between National-Oilwell, Inc. and IRI International Corporation (Appendix
             I) (8)

    3.1      Amended and Restated Certificate of Incorporation of
             National-Oilwell, Inc. (Exhibit 3.1) (5)

    3.2      By-laws of National-Oilwell, Inc. (Exhibit 3.2) (1)

    9.1 Form of Voting and Exchange Trust Agreement by and between National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal Trust Company of Canada (Annex G) (3)

    10.1 Employment Agreement dated as of January 16, 1996 between Joel V. Staff and the Company with similar agreements with Jerry N. Gauche and Steven W. Krablin, and a similar agreement dated as of February 5, 1996 between Merrill A. Miller, Jr. and the Company, and a similar agreement dated as of March 1, 2000 between Jon Gjedebo and the Company (Exhibit 10.1) (1)*

    10.2 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.6) (2)*

    10.3     Supplemental Savings Plan (Exhibit 10.12) (1)*

    10.4     Loan Agreement dated September 25, 1997 (Exhibit 10.1) (4)

    10.5 Amendment to Loan Agreement dated as of December 31, 1999 (Exhibit 10.9) (6)

    10.6 Form of Support Agreement by and between National-Oilwell, Inc. and Dreco Energy Services Ltd (Annex F) (3)

    10.7 Employment Agreement dated as of April 19, 1999 between Honor Guiney and the Company. (Exhibit 10.11) (6)*

    10.8 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and the Company.

    10.9 Non-competition Agreement dated as of June 28, 2000 between Hushang Ansary and the Company.

    21.1     Subsidiaries of the Company

    23.1     Consent of Ernst & Young LLP

    23.2     Consent of KPMG LLP

    24.1     Power of Attorney (included on signature page hereto)

b)   Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

----------
      *    Compensatory plan or arrangement for management or others

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

     (4) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.

     (5) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 11, 2000.

     (6) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed on March 16, 2000.

     (7) Filed as an appendix to Amendment No. 2 to Registration Statement No. 333-91605 on Form S-4 filed on January 4, 2000.

     (8) Filed as an appendix to the Joint Proxy Statement/Prospectus in Amendment No.1 to Registration Statement No. 333-36644 on Form S-4 filed on May 23, 2000.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               NATIONAL-OILWELL, INC.


     DATE:  FEBRUARY 28, 2001                  BY:   /S/   STEVEN W. KRABLIN
                                               ---------------------------------
                                                      STEVEN W. KRABLIN
                                                      VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

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

             SIGNATURE                                       TITLE                                 DATE
             ---------                                       -----                                 ----
 /S/       JOEL V. STAFF
 ---------------------------------       CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF          FEBRUARY 28, 2001
           JOEL V. STAFF                 EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

 /S/     STEVEN W. KRABLIN               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
 ---------------------------------       (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL          FEBRUARY 28, 2001
         STEVEN W. KRABLIN               ACCOUNTING OFFICER)

 /S/      HUSHANG ANSARY
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
          HUSHANG ANSARY

 /S/      HOWARD I. BULL
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
          HOWARD I. BULL

 /S/    JAMES C. COMIS III
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
        JAMES C. COMIS III

 /S/    W. MCCOMB DUNWOODY
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
        W. MCCOMB DUNWOODY

 /S/       JON GJEDEBO
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
           JON GJEDEBO

 /S/       BEN A. GUILL
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
           BEN A. GUILL

 /S/    WILLIAM E. MACAULAY
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
        WILLIAM E. MACAULAY

 /S/    FREDERICK W. PHEASEY
 ---------------------------------       DIRECTOR                                            FEBRUARY 28, 2001
        FREDERICK W. PHEASEY

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
National-Oilwell, Inc.

     We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit, in 1999 or 1998, the financial statements of IRI International Corporation, a wholly-owned subsidiary, which statements reflect total assets of $217,093,000 as of December 31, 1999, and revenues of $92,190,000 for the year ended December 31, 1999 and revenues of $175,045,000 for the year ended 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for IRI International Corporation, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                              /s/ ERNST & YOUNG LLP


Houston, Texas
February 6, 2001

To the Shareholders and Board of Directors of IRI International Corporation:

     We have audited the accompanying consolidated balance sheet of IRI International Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31,1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRI International Corporation and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Houston, Texas
March  8, 2000

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       December 31,          December 31,
                                                                                           2000                  1999
                                                                                       -----------           -----------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                            $    42,459           $    48,091
  Marketable securities, at fair value (cost of $13,437 at December 31, 1999)                   --                14,686
  Receivables, less allowance of $5,885 and $7,246                                         295,163               200,396
  Inventories                                                                              375,734               348,024
  Deferred income taxes                                                                     17,105                10,684
  Income taxes receivable                                                                       --                12,888
  Prepaid and other current assets                                                          12,642                 7,776
                                                                                       -----------           -----------
          Total current assets                                                             743,103               642,545

Property, plant and equipment, net                                                         173,646               154,844
Deferred income taxes                                                                       19,919                18,037
Goodwill, net                                                                              329,340               177,377
Property held for sale                                                                       8,271                 7,424
Other assets                                                                                 4,615                 5,488
                                                                                       -----------           -----------
                                                                                       $ 1,278,894           $ 1,005,715
                                                                                       ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         165,801               106,219
  Customer prepayments                                                                      19,371                18,776
  Accrued compensation                                                                      10,996                 4,232
  Other accrued liabilities                                                                 66,614                61,303
                                                                                       -----------           -----------
          Total current liabilities                                                        262,782               190,530

Long-term debt                                                                             222,477               196,053
Deferred income taxes                                                                       16,030                12,449
Other liabilities                                                                           10,399                10,308
                                                                                       -----------           -----------
          Total liabilities                                                                511,688               409,340

Commitments and contingencies

Stockholders' equity:

  Common stock - par value $.01; 80,508,535 and 71,736,609 shares
      issued and outstanding at December 31, 2000 and December 31, 1999                        805                   717
  Additional paid-in capital                                                               583,225               415,701
  Accumulated other comprehensive income                                                   (21,858)              (11,923)
  Retained earnings                                                                        205,034               191,880
                                                                                       -----------           -----------
                                                                                           767,206               596,375
                                                                                       -----------           -----------
                                                                                       $ 1,278,894           $ 1,005,715
                                                                                       ===========           ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  Year Ended December 31,
                                                  -------------------------------------------------------
                                                      2000                  1999                  1998
                                                  -----------           -----------           -----------
Revenues                                          $ 1,149,920           $   839,648           $ 1,449,248

Cost of revenues:
     Cost of products and services sold               884,774               686,510             1,116,967
     Merger related inventory write-offs               15,684                    --                    --
                                                  -----------           -----------           -----------

Gross profit                                          249,462               153,138               332,281

Selling, general, and administrative                  186,924               150,034               175,443
Special charge                                         14,082                 1,779                17,023
                                                  -----------           -----------           -----------

Operating income                                       48,456                 1,325               139,815

Interest and financial costs                          (19,069)              (15,872)              (14,261)
Interest income                                         2,908                 2,276                 3,238
Other income (expense), net                            (5,258)               (2,588)               (3,771)
                                                  -----------           -----------           -----------

Income (loss) before income taxes                      27,037               (14,859)              125,021

Provision/(benefit) for income taxes                   13,901                (5,474)               43,685
                                                  -----------           -----------           -----------


Net income (loss)                                 $    13,136           $    (9,385)          $    81,336
                                                  ===========           ===========           ===========

Net income (loss) per share:

   Basic                                          $      0.17           $     (0.13)          $      1.19
                                                  ===========           ===========           ===========

   Diluted                                        $      0.16           $     (0.13)          $      1.19
                                                  ===========           ===========           ===========

Weighted average shares outstanding:
  Basic                                                79,325                71,672                68,178
                                                  ===========           ===========           ===========

  Diluted                                              80,760                71,672                68,363
                                                  ===========           ===========           ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Year Ended December 31,
                                                                    -------------------------------------------------
                                                                       2000                1999                1998
                                                                    ---------           ---------           ---------
Cash flow from operating activities:
  Net income (loss)                                                 $  13,136           $  (9,385)          $  81,336
  Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                      35,034              25,541              20,518
    Provision for losses on receivables                                 1,589               3,055                 610
    Provision for deferred income taxes                                (5,856)              2,528              (4,092)
    Gain on sale of assets                                             (3,522)             (2,939)             (2,315)
    Foreign currency transaction (gain) loss                           (1,397)                464                (103)
    Special charge                                                     14,082               1,779              17,023
    Merger related inventory write-offs                                15,684                  --                  --
  Changes in assets and liabilities, net of acquisitions:
    Marketable securities                                              14,686             (11,686)              5,218
    Receivables                                                       (65,619)            131,962             (45,541)
    Inventories                                                       (27,219)             10,616               9,077
    Income taxes receivable                                            12,888              (2,717)                 --
    Prepaid and other current assets                                   (4,802)              3,309               8,200
    Accounts payable                                                   47,345             (46,003)            (60,671)
    Other assets/liabilities, net                                     (19,416)            (21,971)              2,610
                                                                    ---------           ---------           ---------

          Net cash provided by operating activities                    26,613              84,553              31,870
                                                                    ---------           ---------           ---------

Cash flow from investing activities:
  Purchases of property, plant and equipment                          (24,561)            (17,547)            (39,246)
  Proceeds from sale of assets                                          8,227               6,280              10,001
  Proceeds from product line dispositions                                  --              26,599                  --
  Businesses acquired, net of cash                                    (48,208)            (67,029)           (130,963)
                                                                    ---------           ---------           ---------

          Net cash used by investing activities                       (64,542)            (51,697)           (160,208)
                                                                    ---------           ---------           ---------

Cash flow from financing activities:
  Borrowings (payments) on line of credit                              19,174             (33,597)              1,317
  Retirement of long-term debt                                             --                  --             (40,855)
  Net proceeds from issuance of long-term debt                             --                  --             148,937
  Proceeds from stock options exercised                                14,247                 164               1,002
  Other                                                                  (662)               (959)             (2,268)
                                                                    ---------           ---------           ---------

          Net cash provided (used) by financing activities             32,759             (34,392)            108,133
                                                                    ---------           ---------           ---------

Effect of exchange rate losses on cash                                   (462)                189                (221)
                                                                    ---------           ---------           ---------

Increase (decrease) in cash and equivalents                            (5,632)             (1,347)            (20,426)
Cash and cash equivalents, beginning of year                           48,091              49,438              69,864
                                                                    ---------           ---------           ---------
Cash and cash equivalents, end of year                              $  42,459           $  48,091           $  49,438
                                                                    =========           =========           =========

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
          Interest                                                  $  16,807           $  16,899           $   7,349
          Income taxes                                                  7,333              11,558              53,222

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                    ACCUMULATED
                                                                  ADDITIONAL           OTHER
                                                COMMON             PAID-IN         COMPREHENSIVE        RETAINED
                                                 STOCK             CAPITAL             INCOME           EARNINGS            TOTAL
                                               ---------          ---------          ---------          ---------         ---------
Balance at December 31, 1997                         671            376,847            (8,475)            113,666           482,709
  Net income                                                                                               81,336            81,336
  Currency translation adjustments                                                     (6,953)                               (6,953)
  Unrealized losses on securities                                                         176                                   176
   Change in minimum pension liability                                                   (531)                                 (531)
      Comprehensive income                                                                                                   74,028

  Stock issued for acquisitions                       43             39,138                                 6,653            45,834
  Stock options exercised                                             1,002                                                   1,002
  Tax benefit of options exercised                                      104                                                     104
  Other                                                                 (24)                                                    (24)
                                               ---------          ---------          ---------          ---------         ---------

Balance at December 31, 1998                         714            417,067            (15,783)           201,655           603,653
  Net income                                                                                               (9,385)           (9,385)
  Currency translation adjustments                                                       1,332                                1,332
  Unrealized gains on securities                                                           540                                  540
   Change in minimum pension liability                                                   1,988                                1,988
                                                                                                                          ---------
      Comprehensive income                                                                                                   (5,525)

  Stock options exercised                              3                165                                                     168
  Tax benefit of options exercised                                      217                                                     217
  Reversal of 1997 option tax benefits                               (1,736)                                                 (1,736)
  Other                                                                 (12)                                 (390)             (402)
                                               ---------          ---------          ---------          ---------         ---------

Balance at December 31, 1999                         717            415,701            (11,923)           191,880           596,375

  Net income                                                                                               13,136            13,136
  Currency translation adjustments                                                     (10,684)                             (10,684)
  Unrealized gains on securities                                                           749                                  749
                                                                                                                          ---------
      Comprehensive income                                                                                                    3,201

  Stock issued for acquisition                        79            153,948                                                 154,027
  Stock options exercised                              9              8,580                                                   8,589
  Tax benefit of options exercised                                    4,901                                                   4,901
  Other                                                                  95                                    18               113
                                               ---------          ---------          ---------          ---------         ---------

Balance at December 31, 2000                   $     805          $ 583,225          $ (21,858)         $ 205,034         $ 767,206
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

Effective September 25, 1997, National Oilwell completed a combination with Dreco Energy Services Ltd. The combination was accounted for as a pooling-of-interests and the consolidated financial statements of National Oilwell and Dreco have been combined with all prior periods restated. As a result of the combination, each Dreco Class "A" common share outstanding was converted into .9159 of a Dreco Exchangeable Share and approximately 14.4 million Exchangeable Shares were issued. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and will ultimately be exchanged on a one-for-one basis for, a share of National Oilwell common stock. As of December 31, 2000, approximately 89 % of the Exchangeable Shares had been converted into National Oilwell common stock.


2.   ACQUISITIONS

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

On February 28, 2000, the merger with Hitec ASA was completed for approximately $158 million as the Company issued 7.9 million shares of common stock. This transaction was accounted for as a purchase effective February 1, 2000 and generated goodwill of approximately $150 million.

On June 27, 2000, IRI International Corporation was merged with the Company and accounted for as a pooling-of-interests. The Company issued 13.5 million shares of common stock valued at approximately $447 million. This business involves the manufacture of drilling rigs and equipment as well as the manufacture, sales and service of downhole rental tools. All prior periods have been restated. Revenues, net income before special charges, and net income of the separate companies for the periods preceding the merger were as follows (in thousands):

                                                    Six Months           Year Ended            Year Ended
                                                  Ended June 30,         December 31,          December 31,
                                                       2000                  1999                 1998
                                                   -----------           -----------           -----------
Revenues:
     National-Oilwell                              $   461,925           $   745,215           $ 1,271,914
     IRI International                                  72,271                94,433               177,334
                                                   -----------           -----------           -----------
                                                   $   534,196           $   839,648           $ 1,449,248
Net income (loss) before special charges:
     National-Oilwell                              $     8,048           $     1,520           $    79,354
     IRI International                                  (2,724)               (9,891)               12,736
                                                   -----------           -----------           -----------
                                                   $     5,324           $    (8,371)          $    92,090
Net income (loss):
     National-Oilwell                              $    (2,256)          $     1,520           $    68,954
     IRI International                                  (2,724)              (10,905)               12,382
                                                   -----------           -----------           -----------
                                                   $    (4,980)          $    (9,385)          $    81,336

There were no material transaction between the Company and IRI prior to the merger. The effects of conforming IRI's accounting policies to those of the Company were not material. Certain reclassifications have been made to IRI's historical amounts to conform with the Company's current year presentation.

On September 1, 2000, the Company acquired the Wheatley Gaso and Omega pump product lines from Halliburton Company for approximately $13 million cash. Wheatley Gaso manufactures and markets a complete line of piston and plunger pumps that are complementary to the Company's existing pumping products. Omega manufactures, markets and services pumps primarily used on well service trucks. This transaction was accounted for as a purchase effective September 1, 2000 and generated goodwill of approximately $3 million.

On September 27, 2000, the assets of the Baylor Company were acquired from Boots and Coots International Well Control, Inc. for approximately $29 million cash. This business designs, manufactures and markets braking systems and large synchronous generators used on drilling rigs. This transaction was accounted for as a purchase effective October 1, 2000 and generated goodwill of approximately $5 million.

Pro-forma information for Hitec ASA, Wheatley Gaso and Omega, and the Baylor Company has not been provided as such amounts are not material.

On January 3, 2001, the assets and business of Integrated Power Systems (IPS) were acquired for approximately $9 million. IPS manufactures, sells and services SCR units primarily used on land-based drilling rigs and is a complementary fit to our existing SCR product line. Goodwill of approximately $4 million was recorded in conjunction with this purchase.

On January 5, 2001, we completed the acquisition of the stock of Maritime Hydraulics (Canada) Ltd. for Canadian $25 million (US$ 16.5 million). This business, which designs, manufactures and sells coiled tubing units and truck mounted wireline and nitrogen pumping units, was accounted for as a purchase. Goodwill associated with this transaction was approximately $11 million.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method or declining balance method over the estimated useful lives of individual items.


Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the life of the related debt security and accumulated amortization was $873,000 and $539,000 at December 31, 2000 and 1999, respectively. Goodwill is amortized on a straight-line basis over its estimated life of 10-40 years. Accumulated amortization at December 31, 2000 and 1999 was $19,559,000 and $9,234,000. On an annual basis, the Company estimates the future estimated discounted cash flows of the business to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.


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

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We will adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                             2000           1999           1998
                                            ------         ------         ------
Denominator for basic earnings per
  share--weighted average shares            79,325         71,672         68,178

Effect of dilutive securities:
  Employee stock options                     1,435           --              185
                                            ------         ------         ------
Denominator for diluted earnings per
  share--adjusted weighted average
  shares and assumed conversions            80,760         71,672         68,363
                                            ======         ======         ======

4. INVENTORIES

   Inventories consist of (in thousands):

                                              DECEMBER 31,       DECEMBER 31,
                                                  2000               1999
                                              ------------       ------------
   Raw materials and supplies                 $     32,306       $     54,958
   Work in process                                  63,758             48,122
   Finished goods and purchased products           279,670            244,944
                                              ------------       ------------
             Total                            $    375,734       $    348,024
                                              ============       ============

   As a result of the merger with IRI International, the Company conducted a comprehensive review of its operations and decided to exit a non-core business and certain product lines. These actions resulted in inventory write-offs of $15.7 million in 2000.


5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of (in thousands):

                                         ESTIMATED        DECEMBER 31,      DECEMBER 31,
                                        USEFUL LIVES          2000              1999
                                        ------------      ------------      ------------
   Land and improvements                 2-20 Years       $     11,109      $      9,211
   Buildings and improvements            5-31 Years             55,640            49,435
   Machinery and equipment               5-12 Years             87,794            77,996
   Computer and office equipment         3-10 Years             67,302            42,658
   Rental equipment                       1-7 Years             63,315            61,402
                                                          ------------      ------------
                                                               285,160           240,702
     Less accumulated depreciation                            (111,514)          (85,858)
                                                          ------------      ------------
                                                          $    173,646      $    154,844
                                                          ============      ============


6. LONG-TERM DEBT

   Long-term debt consists of (in thousands):

                                         DECEMBER 31,          DECEMBER 31,
                                             2000                  1999
                                         ------------          ------------
   Revolving credit facilities           $     72,527          $     46,353
   6 7/8% senior notes                        150,000               150,000
   Other                                           --                    --
                                         ------------          ------------
                                              222,527               196,353
     Less current portion                          50                   300
                                         ------------          ------------
                                         $    222,477          $    196,053
                                         ============          ============

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $19.4 million were outstanding at December 31, 2000. The credit facility provides for interest at prime or LIBOR plus 0.5% (9.5% and 7.0% at December 31, 2000) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At December 31, 2000, the Company was in compliance with all the covenants governing this credit facility.

National Oilwell also has additional credit facilities totaling $38.6 million used primarily for letters of credit, of which $2.7 million were outstanding at December 31, 2000.

In June 1998, National Oilwell sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

7. PENSION AND OTHER POSTRETIREMENT PLANS

National Oilwell and its consolidated subsidiaries have pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2000, 1999 and 1998, pension expense for defined-contribution plans was $4.2 million, $3.8 million and $5.0 million, and all funding is current.

Certain retired or terminated employees also participate in defined benefit plans in the United States but they are no longer accruing benefits. Active employees are ineligible to participate in any of these defined benefit plans. In addition, certain U.S. employees participate in defined benefit health care plans that provide postretirement medical and life insurance benefits. Active employees only participate in the plan providing life insurance benefits.

The change in benefit obligation, plan assets and the funded status of defined pension and postretirement plans in the United States follows:

                                                      Pension               Postretirement
                                                      benefits                 benefits
                                                 -----------------         ----------------
               At year end                       2000         1999         2000        1999
--------------------------------------------------------------------------------------------
              (in thousands)
Benefit obligation at beginning of year        $ 15,293     $ 17,498     $ 3,122     $ 4,912
  Service cost                                      108          134          16          22
  Interest cost                                   1,186          907         232         218
  Change in assumptions                              --           --          --      (1,532)
  Actuarial (gain) loss                             726       (2,070)         17        (219)
  Benefits paid                                  (1,618)      (1,266)       (321)       (316)
  Retiree contributions                              --           --          35          26
  Other                                              --           89           6          11
                                               ---------------------     -------------------
BENEFIT OBLIGATION AT END OF YEAR              $ 15,695     $ 15,293     $  3,107    $ 3,122
                                               ---------------------     -------------------

Fair value of plan assets at beginning
 of year                                       $ 16,091     $ 15,471     $     --    $    --
  Actual return                                    (508)       1,796           --         --
  Benefits paid                                  (1,618)      (1,266)        (246)      (198)
  Contributions                                     529           --          246        198
  Other                                              --           89           --         --
                                               ---------------------     -------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR       $ 14,493     $ 16,090     $     --    $    --
                                               ---------------------     -------------------

  Funded status                                $ (1,202)    $    797     $ (3,107)   $(3,122)
  Unrecognized actuarial net loss/(gain)          1,256       (1,265)        (551)      (597)
  Prior service costs not yet recognized             --           --           90        100
                                               ---------------------     -------------------
PREPAID (ACCRUED) BENEFIT COST                 $     54     $   (468)    $ (3,569)   $(3,619)
                                               ---------------------     -------------------

Significant assumptions used for the plans follow:


                                               Pension  benefits                    Postretirement benefits
                                         ------------------------------         ------------------------------
     For the year                        2000         1999         1998         2000         1999         1998
--------------------------------------------------------------------------------------------------------------
Weighted average assumptions:
  Discount rate                           7.6%        8.0%          7.0%         7.6%         7.3%         6.5%
  Expected long-term rate of return       8.0%        8.0%          8.0%         n/a          n/a          n/a
  Rate of compensation increase           n/a          n/a          n/a          n/a          n/a          n/a

An 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, decreasing gradually to 5.5% in 2006, with 5.5% increases per year thereafter.

Net periodic benefit cost (credit):


                                         Pension  benefits                    Postretirement benefits
                                   ------------------------------         ------------------------------
     For the year                  2000         1999         1998         2000         1999         1998
--------------------------------------------------------------------------------------------------------
   (in thousands)
  Service cost - benefits
    earned during the
    period                        $    108    $    134     $    151     $   16        $ 22         $  17
  Interest cost on projected
    benefit obligation               1,186         907        1,166        232         218           327
  Expected return on plan
    assets                          (1,280)       (844)      (1,264)        --          --            --
  Recognized net (gain)/loss            --          72            9         20          19            45
  Net amortization and deferral         (8)         (8)          15        (33)        (23)          (25)
                                 ----------------------------------     --------------------------------
NET PERIODIC BENEFIT COST
 (CREDIT)                        $       6    $    161     $     77     $  235        $236          $364
                                 ==================================     ================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                  1% Point Increase     1% Point Decrease
                   (in thousands)                                 ------------------    -----------------
Effect on total of service and interest cost components in 2000           $67                   $39
Effect on postretirement benefit obligation at year-end 2000            ($628)                ($744)


The Company's subsidiaries in the United Kingdom have a defined benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. At December 31, 2000, the plan assets at fair market value were $46.2 million and the projected benefit obligation was $31.0 million.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                               1% Point Increase     1% Point Decrease
                   (in thousands)                              ------------------    -----------------
Effect on total of service and interest cost components in 2000        $67                   $39
Effect on postretirement benefit obligation at year-end 2000         ($628)                ($744)


The Company's subsidiaries in the United Kingdom have a defined benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. At December 31, 2000, the plan assets at fair market value were $46.2 million and the projected benefit obligation was $31.0 million.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

   The components of other comprehensive income are as follows (in thousands):

                                                   CHANGE IN           CURRENCY           UNREALIZED GAINS
                                                    MINIMUM           TRANSLATION           ON AVAILABLE-
                                               PENSION LIABILITY      ADJUSTMENTS        FOR-SALE SECURITIES           TOTAL
                                               -----------------      -----------        -------------------       -------------
Balance at December 31, 1997                   $          (1,457)     $    (7,018)       $                --       $      (8,475)

Currency translation adjustments                                           (6,953)                        --              (6,953)
Unrealized gains on available-
    for-sale securities                                                        --                        244                 244
Deferred taxes relating to unrealized
    gains on available-for-sale securities                                     --                        (68)                (68)
Change in pension liability                                 (531)                                                           (531)
                                               -----------------      -----------        -------------------       -------------
Balance at December 31, 1998                              (1,988)         (13,971)                       176             (15,783)

Currency translation adjustments                                            1,332                         --               1,332
Unrealized gains on available-                                                                                                --
    for-sale securities                                                        --                        815                 815
Deferred taxes relating to unrealized                                                                                         --
    gains on available-for-sale securities                                     --                       (275)               (275)
Change in pension liability                                1,988                                                           1,988
                                               -----------------      -----------        -------------------       -------------
Balance at December 31, 1999                                  --          (12,639)                       716             (11,923)

Currency translation adjustments                                          (10,684)                        --             (10,684)
Unrealized gains on available-                                                                                                --
    for-sale securities                                                        --                      1,136               1,136
Deferred taxes relating to unrealized
    gains on available-for-sale securities                                     --                       (387)               (387)
                                               -----------------      -----------        -------------------       -------------
Balance at December 31, 2000                   $              --      $   (23,323)       $             1,465       $     (21,858)
                                               =================      ===========        ===================       =============

9. COMMITMENTS AND CONTINGENCIES

National Oilwell leases land, buildings and storage facilities, vehicles and data processing equipment and software under operating leases extending through various dates up to the year 2005. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $12.6 million, $14.3 million and $13.1 million. National Oilwell's minimum rental commitments for operating leases at December 31, 2000, excluding future payments applicable to facilities closed as part of the 1998 and 2000 Special Charge, were as follows: 2001 - $8.5 million; 2002 - $6.5 million; 2003 - $4.8 million; 2004 - $1.6 million and 2005 - $0.9 million.

National Oilwell is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2000 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect the financial position, liquidity or results of operations of National Oilwell.

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

10. COMMON STOCK

National Oilwell has authorized 150 million shares of $.01 par value common stock. National Oilwell also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

National Oilwell's stock plans collectively authorize the grant or options to purchase up to 6,038,733 shares of National Oilwell's common stock to officers, key employees, non-employee directors and other persons. Options granted generally vest over a 3-year period starting one year from the date of grant and expire 5 or 10 years from the date of grant.

Options outstanding at December 31, 2000 under the stock option plans have exercise prices between $5.62 and $33.00 per share, and expire at various dates from March 21, 2002 to July 21, 2010. The weighted average exercise price on the 2,792,585 outstanding options at December 31, 2000 is $16.50.

The following summarizes option activity:

                                                    WEIGHTED AVERAGE              TOTAL
                                                       SHARE PRICE               OPTIONS
                                                    ----------------         --------------
OPTIONS OUTSTANDING:

Balance at December 31, 1997                                   13.94               538,592
Granted                                                        27.46               513,896
Cancelled                                                      22.82               (44,020)
Exercised                                                       9.60              (103,957)
                                                                             ---------------
Balance at December 31, 1998                                   21.74               904,511
Granted                                                        10.43             1,357,255
Cancelled                                                      20.73              (194,656)
Exercised                                                       6.85               (25,906)
                                                                             ---------------
Balance at December 31, 1999                                   14.59             2,041,204
                                                                             ---------------
Granted                                                        16.13             1,765,303
Cancelled                                                      14.10               (86,425)
Exercised                                                      11.80              (927,497)
                                                                             ---------------
Balance at December 31, 2000                                   16.50             2,792,585
                                                                             ===============


Exercisable at December 31, 1997                    $           6.16                46,948
Vested                                                         13.74               178,249
Cancelled                                                      22.32                (7,034)
Exercised                                                       9.60              (103,957)
                                                                             ---------------
Exercisable at December 31, 1998                    $          13.97               114,206
Vested                                                         15.39               329,234
Cancelled                                                      21.61               (37,073)
Exercised                                                       6.85               (25,906)
                                                                             ---------------
Exercisable at December 31, 1999                    $          15.31               380,461
                                                                             ---------------
Vested                                                         12.21             1,697,123
Cancelled                                                      10.12               (52,760)
Exercised                                                      11.80              (927,497)
                                                                             ---------------
Exercisable at December 31, 2000                    $          13.73             1,097,327
                                                                             ===============

The weighted average fair value of options granted during 2000, 1999 and 1998 was approximately $15.70, $7.71, and $7.97 per share, respectively, as determined using the Black-Scholes option-pricing model. Assuming that National Oilwell had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option's vesting period, earnings per share would have been affected by $0.09, $0.07, and $0.03 for 2000, 1999 and 1998, respectively, from the amounts reported. These pro forma results may not be indicative of future effects.

The Company evaluates annually the grant of options to eligible participants and in February 2001, 961,009 options to purchase shares of common stock were granted at an exercise price of $40.50, the fair value of the common stock at the date of grant.

11. INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

                DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                   2000           1999          1998
                ------------   ------------  ------------
    Domestic     $(10,555)     $ (28,549)     $ 74,433
    Foreign        37,592         13,690        50,588
                 --------      ---------      --------
                 $ 27,037      $ (14,859)     $125,021
                 ========      =========      ========

    The components of the provision (benefit) for income taxes consisted of (in thousands):

                            DECEMBER 31,          DECEMBER 31,         DECEMBER 31,
                                2000                 1999                  1998
                         -----------------     -----------------     -----------------
    Current:
      Federal             $         5,401       $       (11,777)      $        26,966
      State                           123                  (745)                2,499
      Foreign                      14,258                 4,520                18,312
                                   ------               -------                ------
                                   19,782                (8,002)               47,777
                                   ------               -------                ------

    Deferred:
      Federal                      (6,757)                1,028                (4,151)
      State                          (507)                  572                  (845)
      Foreign                       1,383                   928                   904
                                   ------               -------                ------
                                   (5,881)                2,528                (4,092)
                                   ------               -------                ------
                          $        13,901       $        (5,474)      $        43,685
                                   ======               =======                ======

   The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                             DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                 2000          1999          1998
                                             ------------   ------------  ------------
Federal income tax at statutory rate           $  9,462      $ (5,200)     $ 43,758

Foreign income tax rate differential                781           (68)          229

State income tax, net of federal benefit            336          (181)        1,427

S Corporation earnings                               --           824           (9)

Tax benefit of foreign sales corporation         (1,492)           --       (2,547)

Unutilized foreign operating losses                  --            --             328

Nondeductible expenses                              4,626         2,243         1,675

Amortization of negative goodwill                    --          (1,409)       (1,879)

Foreign dividends net of FTCs                      (1,046)         --           2,517

Net operating loss carryforwards                    1,744           990         2,575

Change in deferred tax valuation allowance           (606)       (2,787)       (3,763)

Other                                                  96           114          (626)
                                                 --------      --------      --------
                                                 $ 13,901      $ (5,474)     $ 43,685
                                                 ========      ========      ========


   Significant components of National Oilwell's deferred tax assets and liabilities were as follows (in thousands):

                                                               DECEMBER 31,  DECEMBER 31,
                                                                  2000          1999
                                                               ------------  ------------
Deferred tax assets:
    Accrued liabilities                                         $  9,122      $  8,722
    Net operating loss carryforwards                              21,265        20,676
    Foreign tax credit carryforwards                              10,942         2,203
    Capital loss carryforward                                      3,594           935
    Other                                                         20,390        15,413
                                                                --------      --------
                Total deferred tax assets                         65,313        47,949
                Valuation allowance for deferred tax assets      (28,289)      (19,228)
                                                                --------      --------
                                                                  37,024        28,721
                                                                ========      ========
Deferred tax liabilities:
    Tax over book depreciation                                     8,594         5,953
    Other                                                          7,436         6,496
                                                                --------      --------
                Total deferred tax liabilities                    16,030        12,449
                                                                --------      --------
                Net deferred tax assets                         $ 20,994      $ 16,272
                                                                ========      ========

In the United States, the Company has $16.8 million of net operating loss carryforwards as of December 31, 2000, which expire at various dates through 2009. These operating losses were acquired in the combination with Dreco Energy Services Ltd. in 1997 and are associated with Dreco's US subsidiary. As a result of share exchanges occurring since the date of the combination resulting in a more than 50% aggregate change in the beneficial ownership of Dreco, the availability of these loss carryforwards to reduce future United States federal taxable income may have become subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, these net operating losses can only be used to offset separate company taxable income of Dreco's US subsidiary. Since the ultimate realization of these net operating losses is uncertain, the related potential benefit of $5.8 million has been recorded with a full valuation allowance. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these net operating losses.

Also in the United States, the Company has $9.3 million of capital loss carryforwards as of December 31, 2000, which expire at various dates through 2004. These capital loss carryforwards can only be used to offset future capital gains generated by the Company. Since the ultimate realization of these capital loss carryforwards is uncertain, the related potential benefit of $3.6 million has been recorded with a valuation allowance of $2.1 million. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these capital loss carryforwards. In addition, the Company has $10.9 million of foreign tax credit carryforwards as of December 31, 2000, which expire at various dates through 2005. Since the ultimate realization of these credits is uncertain, the related potential benefit has been recorded with a valuation allowance of $7.3 million. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these foreign tax credits.

Outside the United States, the company has $50.9 million of net operating loss carryforwards as of December 31, 2000. Of this amount, $37.4 million will expire at various dates through 2010 and $13.5 million is available indefinitely. The related potential benefit available of $15.5 million has been recorded with a valuation allowance of $13.0 million. If the Company ultimately realizes the benefit of these net operating losses, $11.8 million would reduce goodwill and other intangible assets and $1.2 million would reduce income tax expense.

The deferred tax valuation allowance increased $9.1 million for the period ending December 31, 2000 resulting primarily from the purchase of Hitec ASA.
The deferred tax valuation allowance decreased $2.8 million for the period ending December 31, 1999 resulting from the realization of foreign net operating losses and investment tax credits that were previously deferred. National Oilwell's deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company's foreign subsidiaries amounted to $113.0 million and $86.0 million at December 31, 2000 and December 31, 1999, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise would result in both U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $9.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 2000.

12. SPECIAL CHARGES

During 2000, the Company recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

                      Direct transaction costs     $ 6.6
                      Severance                      6.4
                      Facility closures              1.5
                                                   -----
                                                    14.5
                      Prior year reversal           (0.4)
                                                   -----
                                                   $14.1
                                                   =====

The cash and non-cash elements of the charge approximate $13 million and $1.1 million, respectively. Approximately $11 million of direct transaction and severance costs had been spent at December 31, 2000. Facility closure costs consist of lease cancellation costs and impairment of a closed manufacturing facility that is for sale. All of this charge is applicable to the Products and Technology business segment.

During 1999, a $1.8 million charge related to additional severance costs resulting from consolidating our manufacturing operations was recorded.

During 1998, we recorded a special charge of $17.0 million related to operational changes resulting from the depressed market for the oil and gas industry. The components of the special charge were asset impairments of $5.4 million, severance costs of $6.2 million and facility closures and exit costs of $5.4 million.

13. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2000.

Summarized financial information is as follows (in thousands):

Business Segments

                                    PRODUCTS AND        DISTRIBUTION         CORPORATE /
                                     TECHNOLOGY           SERVICES         ELIMINATIONS (1)         TOTAL
                                    ------------        ------------       ----------------     -------------
DECEMBER 31, 2000
Revenues from:
    Unaffiliated customers           $  629,967           $ 519,911            $     42         $1,149,920
    Intersegment sales                   53,500               1,362             (54,862)                --
                                     ----------           ---------            --------         ----------
        Total revenues                  683,467             521,273             (54,820)         1,149,920
Operating income (loss)                  60,992(3)           12,884             (25,420)            48,456(3)
Capital expenditures                     14,960               7,387               2,214             24,561
Depreciation and amortization            28,712               5,985                 337             35,034
Identifiable assets                   1,001,391             223,973              53,530          1,278,894

DECEMBER 31, 1999
Revenues from:
    Unaffiliated customers           $  429,968           $ 409,680            $     --         $  839,648
    Intersegment sales                   30,053                 674             (30,727)                --
                                     ----------           ---------            --------         ----------
        Total revenues                  460,021             410,354             (30,727)           839,648
Operating income (loss)                  23,552              (5,959)            (16,268)             1,325
Capital expenditures                      7,472               9,968                 107             17,547
Depreciation and amortization            24,964               4,269                 334             29,567
Identifiable assets                     772,305             197,918              35,492          1,005,715

DECEMBER 31, 1998
Revenues from:
    Unaffiliated customers           $  840,736           $ 608,512            $     --         $1,449,248
    Intersegment sales                   66,420                  --             (66,420)                --
                                     ----------           ---------            --------         ----------
        Total revenues                  907,156             608,512             (66,420)         1,449,248
Operating income (loss)                 159,980               8,911(2)          (29,076)           139,815(2)
Capital expenditures                     24,147              14,220                 879             39,246
Depreciation and amortization            21,798               3,047               1,040             25,885
Identifiable assets                     837,729             226,893              30,432          1,095,054

(1)Operating loss of Corporate includes a special charge of $14,082 for 2000, $1,779 for 1999 and $17,023 for 1998

(2) Includes a $5,600 charge related to the write-down to the lower of cost or market of certain tubular inventories.

(3) Includes $15,684 of inventory write-offs related to the merger with IRI.

Geographic Areas:

                                 UNITED                                 UNITED
                                 STATES        CANADA       NORWAY      KINGDOM      OTHER    ELIMINATIONS      TOTAL
                               ----------     --------     --------     -------     -------   ------------    ----------
DECEMBER 31,2000

Revenues from:
    Unaffiliated customers     $  799,415     $239,940     $ 31,961     $48,050     $30,554     $     --      $1,149,920
    Interarea sales                43,521       28,302        3,786       4,796         737      (81,142)             --
                               ----------     --------     --------     -------     -------     --------      ----------
        Total revenues            842,936      268,242       35,747      52,846      31,291      (81,142)      1,149,920
Long-lived assets                 646,210      338,319      216,866      44,633      32,866           --       1,278,894

DECEMBER 31,1999

Revenues from:
    Unaffiliated customers     $  613,724     $163,597     $     --     $35,723     $26,604     $     --      $  839,648
    Interarea sales                31,249       22,577           --       2,441         619      (56,886)             --
                               ----------     --------     --------     -------     -------     --------      ----------
        Total revenues            644,973      186,174           --      38,164      27,223      (56,886)        839,648
Long-lived assets                 618,291      317,558           --      37,637      32,229           --       1,005,715

DECEMBER 31,1998

Revenues from:
    Unaffiliated customers     $1,165,446     $196,493     $     --     $54,625     $32,684     $     --      $1,449,248
    Interarea sales                58,112       34,912           --       4,056       1,044      (98,124)             --
                               ----------     --------     --------     -------     -------     --------      ----------
        Total revenues          1,223,558      231,405           --      58,681      33,728      (98,124)      1,449,248
Long-lived assets                 728,278      306,847           --      36,321      23,608           --       1,095,054

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results as restated to reflect the merger with IRI International and Dupre' were as follows (in thousands, except per share data)

                                       1ST QUARTER  2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                                       -----------  -----------   -----------   -----------   -----------
YEAR ENDED DECEMBER 31, 2000
Revenues                                $263,891     $ 270,305      $286,325     $ 329,399    $ 1,149,920

Gross Profit (1)                          57,714        58,184        64,285        69,279        249,462
Special charge                                          13,000                       1,082         14,082
Income (loss) before taxes                 7,229       (11,645)       19,207        12,246         27,037
Net income (loss)                          4,484        (9,464)       11,908         6,208         13,136

Net income (loss) per diluted share         0.06         (0.12)         0.15          0.08           0.16

YEAR ENDED DECEMBER 31, 1999
Revenues                                $227,266     $ 195,004      $194,870     $ 222,508    $   839,648

Gross Profit                              49,185        29,317        37,799        36,837        153,138
Special charge                               805           653           321            --          1,779
Income (loss) before taxes                 3,791       (17,861)        1,013        (1,802)       (14,859)
Net income (loss)                          1,833       (12,033)          474           341         (9,385)

Net income per diluted share                0.03         (0.17)         0.01          0.00          (0.13)

(1) The 4th quarter includes $15,684 of inventory write-offs related to the merger with IRI.

                                INDEX TO EXHIBITS


2.1 Combination Agreement, dated as of May 14, 1997, as amended, between National-Oilwell, Inc. and Dreco Energy Services Ltd. (Annex B) (3)

2.2      Plan of Arrangement and Exchangeable Share Provisions (Annex E) (3)

2.3      Merger Agreement dated October 10, 1999 by and between
         National-Oilwell, Inc. and Hitec ASA (Appendix A) (7)

2.4      Agreement of Merger, dated as of March 15, 2000, between
         National-Oilwell, Inc. and IRI International Corporation (Appendix I)
         (8)

3.1 Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (5)

3.2      By-laws of National-Oilwell, Inc. (Exhibit 3.2) (1)

9.1 Form of Voting and Exchange Trust Agreement by and between National-Oilwell, Inc., Dreco Energy Services Ltd. and Montreal Trust Company of Canada (Annex G) (3)

10.1 Employment Agreement dated as of January 16, 1996 between Joel V. Staff and the Company with similar agreements with Jerry N. Gauche and Steven
         W. Krablin, and a similar agreement dated as of February 5, 1996 between Merrill A. Miller, Jr. and the Company, and a similar agreement dated as of March 1, 2000 between Jon Gjedebo and the Company (Exhibit 10.1) (1)*

10.2 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.6) (2)*

10.3     Supplemental Savings Plan (Exhibit 10.12) (1)*

10.4     Loan Agreement dated September 25, 1997 (Exhibit 10.1) (4)

10.5     Amendment to Loan Agreement dated as of December 31, 1999 (Exhibit
         10.9) (6)

10.6 Form of Support Agreement by and between National-Oilwell, Inc. and Dreco Energy Services Ltd (Annex F) (3)

10.7 Employment Agreement dated as of April 19, 1999 between Honor Guiney and the Company. (Exhibit 10.11) (6)*

10.8 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and the Company.

10.9 Non-competition Agreement dated as of June 28, 2000 between Hushang Ansary and the Company.

21.1     Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP

23.2     Consent of KPMG LLP

24.1     Power of Attorney (included on signature page hereto)

b) Reports on Form 8-K
   No reports on Form 8-K were filed during the quarter ended December 31, 2000.



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

(4) Filed as an Exhibit to the National-Oilwell, Inc. Quarterly Report on Form 10-Q filed on November 7, 1997.

(5) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed on August 11, 2000.

(6) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed on March 16, 2000.

(7) Filed as an appendix to Amendment No. 2 to Registration Statement No. 333-91605 on Form S-4 filed on January 4, 2000.

(8) Filed as an appendix to the Joint Proxy Statement/Prospectus in Amendment No.1 to Registration Statement No. 333-36644 on Form S-4 filed on May 23, 2000.