Form 10-Q
period 2001-03-31
NATIONAL OILWELL INC
filed 2001-05-14
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001 OR

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

As of May 9, 2001, 80,865,799 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             March 31,       December 31,
                                                               2001             2000
                                                            -----------      -----------
                                                            (Unaudited)
                ASSETS

Current assets:
   Cash and cash equivalents                                $    64,168      $    42,459
   Receivables, less allowance of $6,447 and $5,885             328,502          295,163
   Inventories                                                  417,567          375,734
   Deferred income taxes                                         16,491           17,105
   Prepaids and other current assets                             14,377           12,642
                                                            -----------      -----------
                                                                841,105          743,103

Property, plant and equipment, net                              176,985          173,646
Deferred income taxes                                            20,637           19,919
Goodwill                                                        341,149          329,340
Property held for sale                                            8,271            8,271
Other assets                                                      6,147            4,615
                                                            -----------      -----------
                                                            $ 1,394,294      $ 1,278,894
                                                            ===========      ===========

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Accounts payable                                             190,349          165,801
   Customer prepayments                                          29,515           19,371
   Accrued compensation                                           8,196           10,996
   Other accrued liabilities                                     59,967           66,614
                                                            -----------      -----------
                                                                288,027          262,782

Long-term debt                                                  301,048          222,477
Deferred income taxes                                            15,294           16,030
Other liabilities                                                 7,155           10,399
                                                            -----------      -----------
                                                                611,524          511,688

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,832,926 shares
       and 80,508,535 shares issued and outstanding
       at March 31, 2001 and December 31, 2000                      808              805
    Additional paid-in capital                                  588,948          583,225
    Accumulated other comprehensive income                      (33,498)         (21,858)
    Retained earnings                                           226,512          205,034
                                                            -----------      -----------
                                                                782,770          767,206
                                                            -----------      -----------
                                                            $ 1,394,294      $ 1,278,894
                                                            ===========      ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                            Three Months Ended March 31,
                                            ----------------------------
                                                2001           2000
                                             ---------      ---------
Revenues                                     $ 360,272      $ 263,891

Cost of revenues                               269,099        211,530
                                             ---------      ---------

Gross profit                                    91,173         52,361

Selling, general and administrative             54,944         40,888

Operating income                                36,229         11,473
                                             ---------      ---------

Other income (expense):
    Interest and financial costs                (5,327)        (4,682)
    Interest income                                527            631
    Other                                        3,211           (193)
                                             ---------      ---------

Income before income taxes                      34,640          7,229

Provision for income taxes                      13,162          2,745
                                             ---------      ---------

Net income                                   $  21,478      $   4,484
                                             =========      =========

Net income per share:
 Basic                                       $    0.27      $    0.06
                                             =========      =========

 Diluted                                     $    0.26      $    0.06
                                             =========      =========

Weighted average shares outstanding:
 Basic                                          80,616         77,033
                                             =========      =========

 Diluted                                        81,977         78,213
                                             =========      =========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                     ---------      ---------
Cash flow from operating activities:
   Net income                                                                        $  21,478      $   4,484
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                                     9,469          8,624
       Provision for losses on receivables                                                 635            853
       Provision for deferred income taxes                                                  55         (2,031)
       Gain on sale of assets                                                             (805)          (823)
       Foreign currency transaction (gain) loss                                           (826)           163

   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                                     (25,049)       (31,822)
       Net investment in marketable securities                                              --         (5,095)
       Inventories                                                                     (40,869)         1,543
       Prepaid and other current assets                                                 (2,784)         1,025
       Accounts payable                                                                 29,631         11,185
       Other assets/liabilities, net                                                   (20,796)       (15,083)
                                                                                     ---------      ---------

            Net cash used by operating activities                                      (29,861)       (26,977)
                                                                                     ---------      ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                          (6,881)        (5,998)
    Proceeds from sale of assets                                                         2,021          2,228
    Businesses acquired, net of cash                                                   (26,701)        (4,526)
                                                                                     ---------      ---------

            Net cash used by investing activities                                      (31,561)        (8,296)
                                                                                     ---------      ---------

Cash flow from financing activities:
    Payments on line of credit                                                         (68,217)        24,418
    Proceeds from stock options exercised                                                5,726          2,224
    Net proceeds from issuance of long-term debt                                       146,631             --
    Other                                                                                   --            (74)
                                                                                     ---------      ---------

            Net cash provided by financing activities                                   84,140         26,568
                                                                                     ---------      ---------

Effect of exchange rate gain on cash                                                    (1,009)            (1)
                                                                                     ---------      ---------

Increase/(decrease) in cash and equivalents                                             21,709         (8,706)

Cash and cash equivalents, beginning of period                                          42,459         48,091
                                                                                     ---------      ---------

Cash and cash equivalents, end of period                                             $  64,168      $  39,385
                                                                                     =========      =========
Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                                   $   6,726      $   6,560
          Income taxes                                                               $   2,387      $     882

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

Information concerning our common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 2000 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2001 and 2000 may not be indicative of results for the full year. No significant accounting changes have occurred during the three months ended March 31, 2001. As a result of the June, 2000 merger with IRI International Corporation which was accounted for as a pooling-of-interests, the March 31, 2000 financial statements have been restated.

2.       ACQUISITIONS

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

3.       INVENTORIES

Inventories consist of (in thousands):

                                                      March 31,  December 31,
                                                        2001         2000
                                                      --------   ------------
Raw materials and supplies                            $ 34,715     $ 32,306
Work in process                                         90,081       63,758
Finished goods and purchased products                  292,771      279,670
                                                      --------     --------
              Total                                   $417,567     $375,734
                                                      ========     ========


4.       COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                         2001          2000
                                                       --------      --------
Net income                                             $ 21,478      $  4,484

Currency translation adjustments                        (10,192)       (2,309)

Unrealized gains (losses) on securities                  (1,448)          189
                                                       --------      --------

    Comprehensive income                               $  9,838      $  2,364
                                                       ========      ========

5.       BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                                          Quarter Ended March 31,
                                                       ----------------------------
                                                          2001              2000
                                                       -----------      -----------
Revenues from unaffiliated customers
        Products and Technology                        $   196,558      $   141,024
        Distribution Services                              163,714          122,867
                                                       -----------      -----------
                                                           360,272          263,891
Intersegment revenues
        Products and Technology                             24,684            9,404
        Distribution Services                                  395              110
                                                       -----------      -----------
                                                            25,079            9,514
Operating income (loss)
        Products and Technology                             32,109           14,020
        Distribution Services                                6,399              950
                                                       -----------      -----------

Total profit for reportable segments                        38,508           14,970
Unallocated corporate costs                                 (2,279)          (3,497)

Operating income                                            36,229           11,473

Net interest expense                                        (4,800)          (4,051)
Other income (expense)                                       3,211             (193)
                                                       -----------      -----------

Income before income taxes                             $    34,640      $     7,229
                                                       ===========      ===========

Total assets

        Products and Technology                        $ 1,142,388      $   986,122
        Distribution Services                              241,903          218,202


6.       LONG-TERM DEBT


Long-term debt consists of (in thousands):
                                                           March 31,   December 31,
                                                             2001         2000
                                                           --------    ------------
Revolving credit facilities                                $  1,048     $ 72,477
6-7/8% senior notes                                         150,000      150,000
6-1/2% senior notes                                         150,000           --
                                                           --------     --------
                                                            301,048      222,477
       Less current portion                                      --           --
                                                           --------     --------
                                                           $301,048     $222,477
                                                           ========     ========

In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility. Interest is payable on March 15 and September 15 of each year.

In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $25.0 million and $19.4 million were outstanding at March 31, 2001 and December 31, 2000, respectively. The credit facility provides for interest at prime or LIBOR plus 0.5% (8.0% and 5.6% at March 31, 2001) subject to downward adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At March 31, 2001 and December 31, 2000, we were in compliance with all the covenants governing this credit facility.

National Oilwell also has additional credit facilities totaling $50.0 million used primarily for letters of credit, of which $6.1 million were outstanding at March 31, 2001.

7.       SUBSEQUENT EVENT

On April 30, 2001, we acquired the assets and business of Tech Power Controls Co. and certain affiliated companies for approximately $11 million. This business designs, manufactures and services SCR systems for both land and offshore applications and is a complementary fit to our existing SCR product line. Preliminary estimate of goodwill associated with this purchase is $7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in providing supply chain integration services to the upstream oil and gas industry. We manufacture and assemble drilling machinery, including drawworks, mud pumps and top drives, which are the major mechanical components of drilling rigs, as well as masts, derricks and substructures. We also provide coiled tubing units, electrical power systems, computer control systems and automation systems for drilling rigs. In addition, we provide engineering and fabrication services to integrate our drilling products and deliver complete land drilling and workover rigs as well as drilling modules for mobile offshore drilling rigs or offshore drilling platforms. Our Products and Technology segment also designs and manufactures drilling motors and specialized downhole tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Downhole tools include fishing tools, drilling jars, shock tools and other specialized products. Our Distribution Services segment offers comprehensive supply chain integration services to the drilling and production segments, utilizing state of the art information technology platforms to provide procurement, inventory management and logistics services.

National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. Oil prices have recovered since late July 1999 to a range of $25-$35 per barrel. The higher prices have resulted in higher revenues for National Oilwell and we expect our revenues to increase further if our customers gain confidence in sustained commodity prices at this level and as their cash flows from operations improve.

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):




                                                        Quarter Ended March 31,
                                                       ------------------------
Revenues                                                  2001           2000
                                                       ---------      ---------
     Products and Technology                           $ 221,242      $ 150,428
     Distribution Services                               164,109        122,977
     Eliminations                                        (25,079)        (9,514)
                                                       ---------      ---------
          Total                                        $ 360,272      $ 263,891
                                                       =========      =========

Operating Income
     Products and Technology                           $  32,109      $  14,020
     Distribution Services                                 6,399            950
     Corporate                                            (2,279)        (3,497)
                                                       ---------      ---------
           Total                                       $  36,229      $  11,473
                                                       =========      =========

Products and Technology

Our Products and Technology segment designs and manufactures a wide range of proprietary products, including drawworks, mud pumps, top drives, coiled tubing units, electrical control systems and downhole motors and tools, as well as complete land drilling and well servicing rigs and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment fluctuate between periods depending on the size and timing of order shipments.

In addition, the segment provides pump expendable products for maintenance of National-Oilwell's and other manufacturers' equipment.

In early January 2001, the assets and business of Integrated Power Systems (IPS) and the stock of Maritime Hydraulics (Canada) Ltd were acquired for approximately $9 million and Canadian $25 million (US$ 16.5 million), respectively. IPS manufactures, sells and services SCR units primarily used on land-based drilling rigs and is a complementary fit to our existing SCR product line. Maritime Hydraulics designs, manufactures and sells coiled tubing units and truck mounted wireline and nitrogen pumping units. Goodwill of approximately $15 million was recorded in conjunction with these purchases.

Revenues for the Products and Technology segment increased by $71 million (47%) in the first quarter of 2001 as compared to the same quarter in 2000 due primarily to increased sales of capital equipment, expendable pumps and related parts, and downhole motors and tools. Operating income increased by $18 million in the first quarter of 2001 compared to the same quarter in 2000 due principally to the higher revenue volume and improved margins on major projects, offset in part by higher commission expense, depreciation and goodwill amortization. Revenues from acquisitions completed subsequent to March 31, 2000 under the purchase method of accounting accounted for $17 million in incremental revenues in the first quarter of 2001 and $2 million in operating income over the same quarter of the prior year.

Backlog of the Products and Technology capital products was $382 million at March 31, 2001 compared to $282 million at December 31, 2000 and $115 million at March 31, 2000. Most of the product in current backlog will be delivered during 2001.

Distribution Services

Our Distribution Services segment offers comprehensive supply chain integration services to the drilling and production segments. Our network of approximately 130 service centers located in the United States and Canada and near other major drilling and production activity worldwide use state of the art information technology platforms to provide procurement, inventory management and logistics services. These service centers stock and sell a variety of expendable items for oilfield applications purchased from numerous manufacturers and vendors, including our Products and Technology segment.

Distribution Services revenues increased during the first quarter of 2001 over the comparable 2000 period by $41 million. This 33% increase, virtually all in the United States, reflects the enhanced drilling activity driven primarily by higher, more stable oil and gas prices. Revenues from the sale of parts manufactured by the Products & Technology segment were up 59% while the maintenance, repair and operating supplies revenues increased 34% over the first quarter of 2000. Operating income in the first quarter of 2001 of $6.4 million was a $5.4 million improvement over the first quarter of 2000, principally due to the higher revenue volume and improved margins.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. A reduction of $1.2 million in the first quarter of 2001 as compared to 2000 reflects the elimination of the IRI corporate operations as a result of the June 2000 merger, offset partially by an increase in spending on various e-strategy and e-commerce initiatives.

Interest Expense

Interest expense increased during the three months ended March 31, 2001 as compared to the prior year due to higher levels of debt incurred in connection with completed acquisitions and working capital requirements resulting from the general increase in activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 we had working capital of $553 million, an increase of $73 million from December 31, 2000. The Integrated Power Systems and Maritime Hydraulics (Canada) Ltd. acquisitions completed in early January 2001 were accountable for $9 million of this increase. Significant increases in accounts receivable and inventory of $33 million and $42 million were partially offset by an increase in accounts payable of $25 million. Cash and equivalents increased $22 million primarily due to the March 2001 senior debt offering.

Total capital expenditures were $7 million during the first three months of 2001 compared to $6 million in the first three months of the prior year. Additions to the downhole rental tool fleet and enhancements to information management systems, including e-strategy initiatives, represent the majority of these capital expenditures. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2001 for our products and services.

In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility. Interest is payable on March 15 and September 15 of each year. In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In September 1997, we entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.5%, subject to downward adjustment based on our Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage.

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

On January 1, 2001 we adopted Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this accounting standard did not have a significant effect on our results of operations or financial position.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

FORWARD-LOOKING STATEMENTS

This document, other than historical financial information, contains forward-looking statements that involve risks and uncertainties. Such statements relate to our revenues, sales of capital equipment, backlog, capacity, liquidity and capital resources and plans for acquisitions and any related financings. Readers are referred to documents filed by us with the Securities and Exchange Commission which identify significant risk factors which could cause actual results to differ from those contained in the forward-looking statements, including "Risk Factors" at Item 1 of the Annual Report on Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We disclaim any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

We filed a report on Form 8-K on March 19, 2001 regarding the sale of $150 million of unsecured senior notes due in March 2011.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  May 14, 2001                /s/ Steven W. Krablin
      -------------                ------------------------------------------
                                   Steven W. Krablin
                                   Principal Financial and Accounting Officer
                                   and Duly Authorized Signatory