Form 10-Q
period 2001-06-30
NATIONAL OILWELL INC
filed 2001-08-14
CIK 1021860

===============================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

===============================================================================


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  76-0475875
----------------------------------           -------------------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)



                              10000 RICHMOND AVENUE
                                    4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200

                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [ ]

As of August 10, 2001, 80,888,505 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    June 30,              December 31,
                                                                                      2001                    2000
                                                                                -----------------       ------------------
                                                                                  (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                                         $    39,696              $    42,459
   Receivables, less allowance of $7,109 and $5,885                                      405,492                  295,163
   Inventories                                                                           480,107                  375,734
   Deferred income taxes                                                                  16,495                   17,105
   Prepaids and other current assets                                                      14,957                   12,642
                                                                                     -----------              -----------
                                                                                         956,747                  743,103

Property, plant and equipment, net                                                       176,650                  173,646
Deferred income taxes                                                                     20,658                   19,919
Goodwill                                                                                 351,298                  329,340
Property held for sale                                                                     8,271                    8,271
Other assets                                                                              11,256                    4,615
                                                                                     ------------             ------------
                                                                                     $ 1,524,880              $ 1,278,894
                                                                                     ============             ============

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Accounts payable                                                                      206,532                  165,801
   Customer prepayments                                                                   24,450                   19,371
   Accrued compensation                                                                   15,753                   10,996
   Other accrued liabilities                                                              82,823                   66,614
                                                                                     ------------             ------------
                                                                                         329,558                  262,782

Long-term debt                                                                           363,896                  222,477
Deferred income taxes                                                                     15,271                   16,030
Other liabilities                                                                          8,456                   10,399
                                                                                     ------------             ------------
                                                                                         717,181                  511,688

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,873,219 shares
       and  80,508,535 shares issued and outstanding
       at June 30, 2001 and December 31, 2000                                                809                      805
    Additional paid-in capital                                                           589,705                  583,225
    Accumulated other comprehensive income                                               (34,626)                 (21,858)
    Retained earnings                                                                    251,811                  205,034
                                                                                     ------------             ------------

                                                                                         807,699                  767,206
                                                                                     ------------             ------------

                                                                                     $ 1,524,880              $ 1,278,894
                                                                                     ============             ============





        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                             Six Months Ended
                                                                June 30,                                     June 30,
                                                 -------------------------------------          ------------------------------------
                                                      2001                 2000                      2001                 2000
                                                 ----------------     ----------------          ----------------     ---------------
Revenues                                               $ 434,628            $ 270,305                 $ 794,900           $ 534,196

Cost of revenues                                         331,134              212,121                   600,233             418,298
                                                       ---------            ---------                 ---------           ---------

Gross profit                                             103,494               58,184                   194,667             115,898

Selling, general and administrative                       56,703               44,555                   111,647              90,796
Special charges                                               --               13,000                         -              13,000
                                                       ---------            ---------                 ---------           ---------

Operating income                                          46,791                  629                    83,020              12,102

Other income (expense):
    Interest and financial costs                          (6,233)              (4,788)                  (11,560)             (9,470)
    Interest income                                          719                  790                     1,246               1,421
    Other                                                   (472)              (8,276)                    2,739              (8,469)
                                                       ---------            ---------                 ---------           ---------

Income/(loss) before income taxes                         40,805              (11,645)                   75,445              (4,416)

Provision/(benefit) for income taxes                      15,506               (2,181)                   28,668                 564
                                                      ----------            ---------                 ---------           ---------

Net income/(loss)                                     $   25,299            $  (9,464)                $  46,777           $  (4,980)
                                                      ==========            =========                 =========           =========

Net income/(loss) per share:
 Basic                                                $     0.31            $   (0.12)                   $ 0.58           $   (0.06)
                                                      ==========            =========                 =========           =========

 Diluted                                              $     0.31            $   (0.12)                   $ 0.57             $ (0.06)
                                                      ==========            =========                 =========           =========


Weighted average shares outstanding:
 Basic                                                    80,859               79,830                    80,738              78,431
                                                      ==========            =========                 =========           =========

 Diluted                                                  82,088               79,830                    82,032              78,431
                                                      ==========            =========                 =========           =========




        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                Six Months Ended June 30,
                                                                                        ------------------------------------------
                                                                                             2001                       2000
                                                                                        ---------------            ---------------
Cash flow from operating activities:
   Net income (loss)                                                                          $ 46,777                   $ (4,980)
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                                            19,072                     17,501
       Provision for losses on receivables                                                       1,520                      1,273
       Provision for deferred income taxes                                                         (39)                    (4,328)
       Gain on sale of assets                                                                   (1,483)                    (1,880)
       Foreign currency transaction (gain)                                                        (449)                       (11)

   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                                            (101,293)                   (18,389)
       Net investment in marketable securities                                                       -                     14,686
       Inventories                                                                             (98,636)                   (13,494)
       Prepaid and other current assets                                                         (2,301)                      (937)
       Accounts payable                                                                         41,800                     21,675
       Other assets/liabilities, net                                                            (9,755)                    (5,668)
                                                                                              ---------                  ---------

            Net cash provided (used) by operating activities                                  (104,787)                     5,448
                                                                                              ---------                  ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                                 (14,558)                   (10,793)
    Proceeds from sale of assets                                                                 4,158                      4,853
    Businesses acquired, net of cash                                                           (35,249)                    (6,431)
                                                                                              ---------                  ---------

            Net cash used by investing activities                                              (45,649)                   (12,371)
                                                                                              ---------                  ---------

Cash flow from financing activities:
    Payments on line of credit                                                                  (5,381)                   (20,023)
    Proceeds from stock options exercised                                                        6,486                      3,144
    Net proceeds from issuance of long-term debt                                               146,631                          -
    Other                                                                                            -                         37
                                                                                              ---------                  ---------

            Net cash provided (used) by financing activities                                   147,736                    (16,842)
                                                                                              ---------                  ---------

Effect of exchange rate loss on cash                                                               (63)                      (234)
                                                                                              ---------                  ---------

Decrease in cash and equivalents                                                                (2,763)                   (23,999)

Cash and cash equivalents, beginning of period                                                  42,459                     48,091
                                                                                              ---------                  ---------

Cash and cash equivalents, end of period                                                      $ 39,696                   $ 24,092
                                                                                              =========                  =========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                                            $  7,606                   $  8,737
          Income taxes                                                                          12,233                      3,463



        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

Information concerning our common stock and per share data has been restated on an equivalent share basis and assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2000 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2001 and 2000 may not be indicative of results for the full year. No significant accounting changes have occurred during the six months ended June 30, 2001.

2.   ACQUISITIONS

Effective June 1, 2001, we acquired Rye Supply Company, Inc., an oilfield distribution company with U.S. operations in West Texas and New Mexico, for approximately $9.5 million generating approximately $5 million in goodwill.

On April 30, 2001, we acquired the assets and business of Tech Power Controls Co. and certain affiliated companies for approximately $11 million. This business designs, manufactures and services SCR systems for both land and offshore applications and is a complementary fit to our existing SCR product line. Goodwill associated with this purchase is approximately $7 million.

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

3.   INVENTORIES

Inventories consist of (in thousands):

                                                          June 30,                    December 31,
                                                            2001                          2000
                                                   ------------------            ------------------
Raw materials and supplies                              $     40,353                   $    32,306
Work in process                                              119,009                        63,758
Finished goods and purchased products                        320,745                       279,670
                                                        ------------                   -----------
              Total                                     $    480,107                   $   375,734
                                                        ============                   ===========


4.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, accounting for acquisitions under the pooling-of-interests method is no longer permitted.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $10 million ($0.12 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     On January 1, 2001 we adopted Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this accounting standard did not have a significant effect on our results of operations or financial position.

5.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                        Quarter Ended June 30,                Six Months Ended June 30,
                                                  ------------------------------------   -------------------------------------
                                                       2001                 2000              2001                 2000
                                                  ---------------      ---------------   ----------------     ----------------
Net income/(loss)                                       $ 25,299            $  (9,464)          $ 46,777            $  (4,980)

Currency translation adjustments                          (1,130)              (7,087)           (11,322)             (10,720)

Unrealized gains (losses) on securities                        2                  251             (1,446)                 570
                                                        --------            ---------           --------            ---------

    Comprehensive income                                $ 24,171            $ (16,300)          $ 34,009            $ (15,130)
                                                        ========            =========           ========            =========

6.   BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                                       Quarter Ended June 30,                      Six Months Ended June 30,
                                             -------------------------------------------   ----------------------------------------
                                                    2001                   2000                    2001                 2000
                                             --------------------   --------------------   -------------------   ------------------
Revenues from unaffiliated customers
       Products and Technology                $          260,426     $          147,861     $         456,984     $         288,885
       Distribution Services                             174,202                122,444               337,916               245,311
                                             --------------------   --------------------   -------------------   ------------------
                                                         434,628                270,305               794,900               534,196
Intersegment revenues
       Products and Technology                            15,388                 11,906                40,072                21,310
       Distribution Services                                 400                     85                   795                   195
                                             --------------------   --------------------   -------------------   ------------------
                                                          15,788                 11,991                40,867                21,505
Operating income
       Products and Technology                            42,020                 15,087                74,129                29,107
       Distribution Services                               7,409                  2,546                13,808                 3,496
                                             --------------------   --------------------   -------------------   ------------------

Total profit for reportable segments                      49,429                 17,633                87,937                32,603
Special charges                                                -                 13,000                     -                13,000
Unallocated corporate costs                               (2,638)                (4,004)               (4,917)               (7,501)

Operating income                                          46,791                    629                83,020                12,102

Net interest expense                                      (5,514)                (3,998)              (10,314)               (8,049)
Other income (expense)                                      (472)                (8,276)                2,739                (8,469)
                                             --------------------   --------------------   -------------------   -------------------

Income before income taxes                    $           40,805     $          (11,645)    $          75,445     $          (4,416)
                                             ====================   ====================   ===================   ===================

Total assets

       Products and Technology                $        1,275,695     $          952,974
       Distribution Services                             266,868                222,071



7.   LONG-TERM DEBT


Long-term debt consists of (in thousands):

                                                            June 30,                December 31,
                                                              2001                      2000
                                                      ----------------------    ----------------------
Revolving credit facilities                            $             63,896      $             72,477
6-7/8% senior notes                                                 150,000                   150,000
6-1/2% senior notes                                                 150,000                        --
                                                      ----------------------    ----------------------
                                                                    363,896                   222,477
       Less current portion                                              --                        --
                                                      ----------------------    ----------------------
                                                       $            363,896      $            222,477
                                                      ======================    ======================


In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility. Interest is payable on March 15 and September 15 of each year.

In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $19.6 million and $19.4 million were outstanding at June 30, 2001 and December 31, 2000, respectively. The credit facility provides for interest at prime or LIBOR plus 0.5% (6.75% and 4.50% at June 30, 2001) subject to downward adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At June 30, 2001 and December 31, 2000, we were in compliance with all the covenants governing this credit facility.

National Oilwell also has additional credit facilities totaling $50.0 million used primarily for letters of credit, of which $4.2 million were outstanding at June 30, 2001.

8.   SPECIAL CHARGES

In conjunction with the merger with IRI International Corporation in June 2000, the Company recorded a special charge of $13.0 million, approximately half of which was direct transaction costs. The remaining amount pertains to severance payments related to the integration of executive and administrative functions.

9.   OTHER INCOME/(EXPENSE)

During June 2000, the Company liquidated a marketable securities portfolio maintained by IRI International Corporation prior to the merger for $11.2 million, generating a pre-tax loss on the sale of $8.5 million ($5.2 million after-tax). Proceeds were used to pay down debt.

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

National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. Oil prices have recovered since late July 1999 to a range of $25-$35 per barrel. As a result, general market activity remained strong during the first half of 2001.

RESULTS OF OPERATIONS

Operating results excluding special charges by segment are as follows (in thousands):

                                                  Quarter Ended June 30,            Six Months Ended June 30,
                                           -----------------------------------------------------------------------
Revenues                                       2001               2000               2001               2000
                                           -------------      -------------      -------------      -------------
     Products and Technology                   $ 275,814          $ 159,767          $ 497,056          $ 310,195
     Distribution Services                       174,602            122,529            338,711            245,506
     Eliminations                                (15,788)           (11,991)           (40,867)           (21,505)
                                           --------------     --------------     --------------     --------------
               Total                           $ 434,628          $ 270,305          $ 794,900          $ 534,196
                                           ==============     ==============     ==============     ==============

Operating Income excluding special charges
     Products and Technology                   $  42,020           $ 15,087           $ 74,129           $ 29,107
     Distribution Services                         7,409              2,546             13,808              3,496
     Corporate                                    (2,638)            (4,004)            (4,917)            (7,501)
                                           --------------     --------------     --------------     --------------
                Total                           $ 46,791           $ 13,629           $ 83,020           $ 25,102
                                           ==============     ==============     ==============     ==============


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

During the first six months of 2001, we acquired the assets and business of Integrated Power Systems and Tech Power Controls Co. and certain affiliated companies for approximately $19.5 million. Both companies manufacture, sell and service SCR units and are a complementary fit to our existing SCR product line. In January 2001, we also acquired the stock of Maritime Hydraulics (Canada) Ltd for Canadian $25 million (US$ 16.5 million). Maritime Hydraulics designs, manufactures and sells coiled tubing units and truck mounted wireline and nitrogen pumping units. Goodwill of approximately $22 million was recorded in conjunction with these purchases.

Revenues for the Products and Technology segment increased by $116 million (73%) in the second quarter of 2001 as compared to the same quarter in 2000 due primarily to increased sales of capital equipment, drilling spare parts, expendable pumps and related parts, and downhole motors and tools. Operating income increased by $27 million in the second quarter of 2001 compared to the same quarter in 2000 due principally to the higher revenue volume.

Products and Technology revenues in the first half of 2001 increased $187 million (60%) as compared to 2000 due to recent acquisitions and generally improved market opportunities in all product lines. Capital equipment sales from backlog increased $58 million and drilling spares sales increased $19 million during the first six months when compared to the same period of the prior year while Mission pumps and expendable parts increased $35 million and downhole motors and tools were higher by $40 million. Operating income increased by $45 million in the first half of 2001 as a result of the higher volume.

Revenues from Products and Technology segment acquisitions completed subsequent to June 30, 2000 under the purchase method of accounting generated $22 million and $33 million in incremental revenues in the second quarter and first six months of 2001, respectively. These acquisitions accounted for operating income of $3 million and $4 million during the second quarter and the first six months of 2001 over the same period of the prior year.

Backlog of the Products and Technology capital products was $441 million at June 30, 2001 compared to $282 million at December 31, 2000 and $142 million at June 30, 2000. A majority of the products in the current backlog will be delivered during 2001.

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

Distribution Services revenues increased during the second quarter of 2001 over the comparable 2000 period by $52 million. This 42% increase is driven primarily by higher, more stable oil and gas prices with our U.S. operations up 55% and Canada 15%. Revenues from the sale of parts manufactured by the Products & Technology segment were up 55% while the maintenance, repair and operating supplies revenues increased 39% over the second quarter of 2000. Operating income in the second quarter of 2001 of $7 million was a $5 million improvement over the second quarter of 2000, principally due to the higher revenue volume and a slight improvement in margins.

Revenues for the Distribution Services segment increased $93 million in the first half of 2001 when compared to the prior year. Canadian revenues were up 8% and the U.S. operations 54% for this same period as a result of sustained North American drilling and production activity during 2001. Virtually all product offerings are reflecting significant growth during the first half of 2001. This volume increase generated an operating income increase of $10 million during the first half of 2001 when compared to the similar 2000 period.

Revenues from acquisitions completed during the first half of 2001 attributable to this segment accounted for $4 million in incremental revenues and $0.4 million of operating income in the second quarter and first six months of 2001.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. A reduction of $2.6 million in the first six months of 2001 as compared to 2000 reflects the elimination of the IRI International Inc. corporate operations as a result of the June 2000 merger, offset partially by an increase in spending on various e-strategy and other corporate initiatives.

Interest Expense

Interest expense increased during the three months and six months ended June 30, 2001 as compared to the prior year due to higher levels of debt, including the March 2001 $150 million issuance of senior notes. Funding for acquisitions and working capital requirements resulting from the general increase in activity are the primary drivers of this rise in debt.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 we had working capital of $627 million, an increase of $147 million from December 31, 2000. Acquisitions completed during the first six months of 2001 were accountable for $44 million of this increase. Significant increases in accounts receivable of $110 million and inventory of $104 million were partially offset by an increase in accounts payable and customer prepayments of $46 million and income tax, interest and compensation accruals of $14 million. Cash and equivalents remained virtually unchanged during the first half of 2001.

Total capital expenditures were $15 million during the first half of 2001 compared to $11 million in the first six months of the prior year. Additions to the downhole rental tool fleet and our information management systems, including e-strategy initiatives, represent the majority of these capital expenditures. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2001 for our products and services.

In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility. Interest is payable on March 15 and September 15 of each year. In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $19.6 million and $19.4 million were outstanding at June 30, 2001 and December 31, 2000, respectively. The credit facility provides for interest at prime or LIBOR plus 0.5% (6.75% and 4.50% at June 30, 2001) subject to downward adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At June 30, 2001 and December 31, 2000, we were in compliance with all the covenants governing this credit facility.

During June 2000, the Company liquidated a marketable securities portfolio maintained by IRI International Corporation prior to the merger for $11.2 million, generating a pre-tax loss on the sale of $8.5 million ($5.2 million after-tax). Proceeds were used to pay down debt.

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

SPECIAL CHARGES

In conjunction with the merger with IRI International Corporation in June 2000, the Company recorded a special charge of $13.0 million, approximately half of which was direct transaction costs. The remaining amount pertains to severance payments related to the integration of executive and administrative functions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, accounting for acquisitions under the pooling-of-interests method is no longer permitted.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $10 million ($0.12 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 15, 2001. Stockholders elected two directors nominated by the board of directors for terms expiring in 2004 by the following votes: Frederick W. Pheasey - 51,766,031 votes for and 13,755,511 votes withheld, and Merrill A. Miller - 51,820,803 votes for and 13,700,739 votes withheld. There were no nominees to office other than the directors elected.




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





Date:     August 14, 2001        /s/ Steven W. Krablin
     --------------------        ------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                     and Duly Authorized Signatory