Form 10-Q
period 2001-09-30
NATIONAL OILWELL INC
filed 2001-11-14
CIK 1021860

--------------------------------------------------------------------------------



                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              76-0475875
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

                                 (713) 346-7500
                    ----------------------------------------
              (Registrant's telephone number, including area code)


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

As of November 9, 2001, 80,889,525 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                September 30,      December 31,
                                                                    2001              2000
                                                                -------------     -------------
                                                                 (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                    $      22,192     $      42,459
   Receivables, less allowance of $7,611 and $5,885                   460,583           295,163
   Inventories                                                        509,501           375,734
   Deferred income taxes                                               16,426            17,105
   Prepaids and other current assets                                   11,327            12,642
                                                                -------------     -------------
                                                                    1,020,029           743,103

Property, plant and equipment, net                                    175,654           173,646
Deferred income taxes                                                  20,779            19,919
Goodwill                                                              349,541           329,340
Property held for sale                                                  8,271             8,271
Other assets                                                           11,875             4,615
                                                                -------------     -------------
                                                                $   1,586,149     $   1,278,894
                                                                =============     =============

                LIABILITIES AND OWNERS' EQUITY

Current liabilities:
   Accounts payable                                                   219,848           165,801
   Customer prepayments                                                17,960            19,371
   Accrued compensation                                                17,920            10,996
   Other accrued liabilities                                           77,770            66,614
                                                                -------------     -------------
                                                                      333,498           262,782

Long-term debt                                                        385,848           222,477
Deferred income taxes                                                  15,297            16,030
Other liabilities                                                       7,113            10,399
                                                                -------------     -------------
                                                                      741,756           511,688

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,889,525 shares
       and  80,508,535 shares issued and outstanding
       at September 30, 2001 and December 31, 2000                        809               805
    Additional paid-in capital                                        592,295           583,225
    Accumulated other comprehensive income                            (29,460)          (21,858)
    Retained earnings                                                 280,749           205,034
                                                                -------------     -------------
                                                                      844,393           767,206
                                                                -------------     -------------
                                                                $   1,586,149     $   1,278,894
                                                                =============     =============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                        ---------------------------     ---------------------------
                                           2001            2000            2001            2000
                                        -----------     -----------     -----------     -----------
Revenues                                $   486,812     $   286,325     $ 1,281,712     $   820,521
Cost of revenues                            366,907         222,040         967,140         640,338
                                        -----------     -----------     -----------     -----------
Gross profit                                119,905          64,285         314,572         180,183
Selling, general and administrative          63,003          42,046         174,650         132,842
Special charges                                  --              --              --          13,000
                                        -----------     -----------     -----------     -----------
Operating income                             56,902          22,239         139,922          34,341

Other income (expense):
    Interest and financial costs             (6,963)         (4,672)        (18,522)        (14,142)
    Interest income                             183             973           1,428           2,394
    Other                                    (2,753)            667             (14)         (7,802)
                                        -----------     -----------     -----------     -----------
Income before income taxes                   47,369          19,207         122,814          14,791
Provision for income taxes                   18,431           7,299          47,099           7,863
                                        -----------     -----------     -----------     -----------
Net income                              $    28,938     $    11,908     $    75,715     $     6,928
                                        ===========     ===========     ===========     ===========
Net income per share:
 Basic                                  $      0.36     $      0.15     $      0.94     $      0.09
                                        ===========     ===========     ===========     ===========
 Diluted                                $      0.36     $      0.15     $      0.93     $      0.09
                                        ===========     ===========     ===========     ===========
Weighted average shares outstanding:
 Basic                                       80,887          80,111          80,787          78,991
                                        ===========     ===========     ===========     ===========
 Diluted                                     81,437          81,727          81,834          80,435
                                        ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 2001                  2000
                                                                              ---------             ---------
Cash flow from operating activities:
   Net income                                                                 $  75,715             $   6,928
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                             28,882                25,953
       Provision for losses on receivables                                        2,609                   885
       Provision for deferred income taxes                                           (7)               (8,176)
       Gain on sale of assets                                                    (2,553)               (2,862)
       Foreign currency transaction loss/(gain)                                      84                  (706)
       Special charge                                                                --                13,000
   Changes in assets and liabilities, net of acquisitions and divestments:
       Receivables                                                             (151,667)              (18,558)
       Net investment in marketable securities                                       --                14,686
       Inventories                                                             (124,838)              (21,797)
       Prepaid and other current assets                                           1,518                (3,530)
       Accounts payable                                                          43,331                36,559
       Other assets/liabilities, net                                            (14,420)              (19,430)
                                                                              ---------             ---------
            Net cash provided (used) by operating activities                   (141,346)               22,952
                                                                              ---------             ---------
Cash flow from investing activities:
    Purchases of property, plant and equipment                                  (22,208)              (16,991)
    Proceeds from sale of assets                                                  6,973                 6,590
    Businesses acquired and investments in joint ventures, net of cash          (36,710)              (48,208)
                                                                              ---------             ---------
            Net cash used by investing activities                               (51,945)              (58,609)
                                                                              ---------             ---------
Cash flow from financing activities:
    Proceeds from line of credit                                                 16,578                 1,744
    Proceeds from stock options exercised                                        10,362                11,434
    Net proceeds from issuance of long-term debt                                146,631                    --
    Other                                                                            --                    37
                                                                              ---------             ---------

            Net cash provided by financing activities                           173,571                13,215
                                                                              ---------             ---------
Effect of exchange rate loss on cash                                               (547)                 (602)
                                                                              ---------             ---------
Decrease in cash and equivalents                                                (20,267)              (23,044)
Cash and cash equivalents, beginning of period                                   42,459                48,091
                                                                              ---------             ---------
Cash and cash equivalents, end of period                                      $  22,192             $  25,047
                                                                              =========             =========
Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                            $  19,932             $  14,921
          Income taxes                                                           22,563                 4,879

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

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2001 and 2000 may not be indicative of results for the full year. No significant accounting changes have occurred during the nine months ended September 30, 2001.

2. ACQUISITIONS

Effective June 1, 2001, we acquired Rye Supply Company, Inc., an oilfield distribution company with U.S. operations in West Texas and New Mexico, for approximately $9.5 million, generating approximately $5 million in goodwill.

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

3. INVENTORIES

Inventories consist of (in thousands):

                                            September 30,     December 31,
                                                2001             2000
                                            -------------    -------------
Raw materials and supplies                  $      35,067    $      32,306
Work in process                                   128,595           63,758
Finished goods and purchased products             345,839          279,670
                                            -------------    -------------
              Total                         $     509,501    $     375,734
                                            =============    =============



4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):



                                                   Quarter Ended September 30,     Nine Months Ended September 30,
                                                   ---------------------------     --------------------------------
                                                      2001             2000           2001                  2000
                                                   ----------       ----------     ----------            ----------
Net income                                         $   28,938       $   11,908     $   75,715            $    6,928
Currency translation adjustments                        5,166            3,984         (6,156)               (7,121)
Unrealized gains (losses) on securities                    --              162         (1,446)                  732
                                                   ----------       ----------     ----------            ----------
    Comprehensive income                           $   34,104       $   16,054     $   68,113            $      539
                                                   ==========       ==========     ==========            ==========

5.       BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                               Quarter Ended September 30,        Nine Months Ended September 30,
                                              -----------------------------       -------------------------------
                                                  2001              2000              2001                2000
                                              -----------       -----------       -----------         -----------
Revenues from unaffiliated customers
       Products and Technology                $   294,011       $   152,989       $   750,995         $   441,874
       Distribution Services                      192,801           133,336           530,717             378,647
                                              -----------       -----------       -----------         -----------
                                                  486,812           286,325         1,281,712             820,521
Intersegment revenues
       Products and Technology                     23,006            13,829            63,078              35,139
       Distribution Services                          768                61             1,563                 256
                                              -----------       -----------       -----------         -----------
                                                   23,774            13,890            64,641              35,395
Operating income
       Products and Technology                     50,413            20,297           124,542              49,404
       Distribution Services                        9,244             3,892            23,052               7,388
                                              -----------       -----------       -----------         -----------
Total profit for reportable segments               59,657            24,189           147,594              56,792
Special charges                                        --                --                --              13,000
Unallocated corporate costs                        (2,755)           (1,950)           (7,672)             (9,451)
Operating income                                   56,902            22,239           139,922              34,341
Net interest expense                               (6,780)           (3,699)          (17,094)            (11,748)
Other income (expense)                             (2,753)              667               (14)             (7,802)
                                              -----------       -----------       -----------         -----------
Income before income taxes                    $    47,369       $    19,207       $   122,814         $    14,791
                                              ===========       ===========       ===========         ===========
Total assets

       Products and Technology                $ 1,289,321       $ 1,005,554
       Distribution Services                      280,736           219,480


6.       LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                         September 30,      December 31,
                                             2001               2000
                                         -------------      -------------
Revolving credit facilities              $      85,848      $      72,477
6-7/8% senior notes                            150,000            150,000
6-1/2% senior notes                            150,000                 --
                                         -------------      -------------
                                               385,848            222,477
       Less current portion                         --                 --
                                         -------------      -------------
                                         $     385,848      $     222,477
                                         =============      =============


In March 2001, we sold $150 million of 6-1/2% unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility and to fund working capital needs. Interest is payable on March 15 and September 15 of each year.

In June 1998, we sold $150 million of 6-7/8% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $21.3 million and $19.4 million were outstanding at September 30, 2001 and December 31, 2000, respectively. The credit facility provides for interest at prime or LIBOR plus 0.625% (6.0% and 3.7% at September 30, 2001) subject to downward adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At September 30, 2001 and December 31, 2000, we were in compliance with all the covenants governing this credit facility.

National Oilwell also has additional credit facilities totaling $50.0 million used primarily for letters of credit, of which $9.0 million were outstanding at September 30, 2001.

7. OTHER INCOME/(EXPENSE)

During July 2001, the Company sold its specialty steel business, acquired through the merger with IRI International Corporation, for $3.2 million, generating a $1.2 million pre-tax loss on the disposal ($0.8 million after-tax).

During June 2000, the Company liquidated a marketable securities portfolio maintained by IRI International Corporation prior to the merger for $11.2 million, generating a pre-tax loss on the sale of $8.5 million ($5.2 million after-tax). Proceeds were used to pay down debt.


8. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

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

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $11 million ($0.13 per diluted share) per year. Prior to implementation, as of January 1, 2002 we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

On January 1, 2001 we adopted Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this accounting standard did not have a significant effect on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in providing supply chain integration services to the upstream oil and gas industry. We manufacture and assemble drilling machinery, including drawworks, mud pumps and top drives, which are the major mechanical components of drilling rigs, as well as masts, derricks and substructures. We also provide coiled tubing units, electrical power systems, computerized control systems and automation systems for drilling rigs. In addition, we provide engineering and fabrication services to integrate our drilling products and deliver complete land drilling and workover rigs as well as drilling modules for mobile offshore drilling rigs or platforms. Our Products and Technology segment also designs and manufactures drilling motors and specialized downhole tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Downhole tools include fishing tools, drilling jars, shock tools and other specialized products. Our Distribution Services segment offers comprehensive supply chain integration services to the drilling and production segments, utilizing state of the art information technology platforms to provide procurement, inventory management and logistics services.

National Oilwell's revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Beginning in late 1997, oil prices declined to less than $15 per barrel due to concerns about excess production, less demand from Asia due to an economic slowdown and warmer than average weather in many parts of the United States. In late July 1999, oil prices recovered to a range of $25-$35 per barrel and remained in this range throughout the first half of 2001. Oil prices have fallen to the $20-$22 range during the third quarter 2001 due to concerns about the global economic environment. Natural gas prices have fluctuated significantly as well, increasing from a fairly consistent $2.00-$3.00 per MCF to over $10.00 per MCF in the winter of 2000/2001. Increased supply and lower demand then pushed prices back down to the $2.00-$3.00 range by the third quarter of 2001. As a result, general market conditions have been extremely volatile. Lower commodity prices are expected to reduce our revenues during the fourth quarter of 2001 and at least through the first half of 2002.

RESULTS OF OPERATIONS

Operating results excluding special charges by segment are as follows (in thousands):


                                                     Quarter Ended September 30,        Nine Months Ended September 30,
                                                    -----------------------------       -------------------------------
                                                        2001              2000              2001                2000
                                                    -----------       -----------       -----------         -----------
Revenues
     Products and Technology                        $   317,017       $   166,818       $   814,073         $   477,013
     Distribution Services                              193,569           133,397           532,280             378,903
     Eliminations                                       (23,774)          (13,890)          (64,641)            (35,395)
                                                    -----------       -----------       -----------         -----------
               Total                                $   486,812       $   286,325       $ 1,281,712         $   820,521
                                                    ===========       ===========       ===========         ===========

Operating Income excluding special charges
     Products and Technology                        $    50,413       $    20,297       $   124,542         $    49,404
     Distribution Services                                9,244             3,892            23,052               7,388
     Corporate                                           (2,755)           (1,950)           (7,672)             (9,451)
                                                    -----------       -----------       -----------         -----------
                Total                               $    56,902       $    22,239       $   139,922         $    47,341
                                                    ===========       ===========       ===========         ===========

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

Revenues for the Products and Technology segment increased by $150 million (90%) in the third quarter of 2001 as compared to the same quarter in 2000 due primarily to increased sales of capital equipment, drilling spare parts, expendable pumps and related parts, and downhole motors and tools. Operating income increased by $30 million in the third quarter of 2001 compared to the same quarter in 2000 due principally to the higher revenue volume.

Products and Technology revenues in the first nine months of 2001 increased $337 million (71%) as compared to 2000 due to strong capital backlog sales, generally improved market opportunities in all product lines and year 2001 acquisitions. Capital equipment sales from backlog increased $157 million and drilling spares sales increased $31 million during the first nine months when compared to the same period of the prior year. Mission pumps and expendable parts increased $46 million while downhole motors and tools were higher by $63 million. Operating income increased by $75 million in the first nine months of 2001 as a result of the higher volume.

Revenues from Products and Technology segment acquisitions completed subsequent to September 30, 2000 under the purchase method of accounting generated $33 million and $66 million in incremental revenues in the third quarter and first nine months of 2001, respectively. These acquisitions accounted for operating income of $5 million and $9 million during the third quarter and the first nine months of 2001 over the same period of the prior year.

Backlog of the Products and Technology capital products was $453 million at September 30, 2001 compared to $282 million at December 31, 2000 and $180 million at September 30, 2000. Virtually all of the products in the current backlog will be delivered by the end of 2002.

Distribution Services

Our Distribution Services segment offers comprehensive supply chain integration services to the drilling and production segments of the oil and gas industry. Our network of approximately 130 service centers located in the United States, Canada and near other major drilling and production activity areas worldwide use state of the art information technology platforms to provide procurement, inventory management and logistics services. These service centers stock and sell a variety of expendable items for oilfield applications purchased from numerous manufacturers and vendors, including our Products and Technology segment.

Distribution Services revenues increased during the third quarter of 2001 over the comparable 2000 period by $60 million. This 45% increase is driven primarily by higher hydrocarbon prices with our U.S. operations up 51% and Canada 25%. Revenues from the sale of parts manufactured by the Products & Technology segment were up 24% while the maintenance, repair and operating supplies revenues increased 49% over the second quarter of 2000. Operating income in the third quarter of 2001 of $9 million was a $5 million improvement over the third quarter of 2000, principally due to the higher revenue volume.

Revenues for the Distribution Services segment increased $153 million in the first nine months of 2001 when compared to the prior year. Canadian revenues were up 13% and the U.S. operations 53% as a result of sustained North American drilling and production activity during most of the first nine months of 2001. This volume increase generated an operating income increase of $16 million during the first nine months of 2001 when compared to the similar 2000 period.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. Corporate spending of $2.8 million during the third quarter of 2001 is $0.8 million greater than the same period of the prior year due to various e-strategy, marketing and corporate governance initiatives. A reduction of $1.8 million in the first nine months of 2001 as compared to 2000 reflects the elimination of the IRI International Inc. corporate operations as a result of the June 2000 merger, offset partially by an increase in spending on various e-strategy and other corporate initiatives.

Interest Expense

Interest expense increased during the three months and nine months ended September 30, 2001 as compared to the prior year due to higher levels of debt, including the March 2001 $150 million issuance of senior notes. Funding for acquisitions and working capital requirements resulting from the general increase in activity are the primary drivers of this rise in debt.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 we had working capital of $687 million, an increase of $207 million from December 31, 2000, primarily due to the significant ramp up in business during this period. Acquisitions completed during the first nine months of 2001 were accountable for $40 million of this increase. Significant increases in accounts receivable of $165 million and inventory of $134 million were partially offset by an increase in accounts payable and customer prepayments of $53 million and income tax, interest and compensation accruals of $18 million. Cash and equivalents decreased $20 million during the first nine months of 2001.

Total capital expenditures were $22 million during the first nine months of 2001 compared to $17 million in the same period of the prior year. Additions to the downhole rental tool fleet and our information management systems, including e-strategy initiatives, represent the majority of these capital expenditures. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand for our products and services.

In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility. Interest is payable on March 15 and September 15 of each year.

In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $21.3 million and $19.4 million were outstanding at September 30, 2001 and December 31, 2000, respectively. The credit facility provides for interest at prime or LIBOR plus 0.625% (6.0% and 3.7% at September 30, 2001) subject to downward adjustment based on National Oilwell's Capitalization Ratio, as defined. The credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At September 30, 2001 and December 31, 2000, we were in compliance with all the covenants governing this credit facility.

National Oilwell also has additional credit facilities totaling $50.0 million used primarily for letters of credit, of which $9.0 million were outstanding at September 30, 2001.

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

RECENTLY ISSUED ACCOUNTING STANDARDS


In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

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

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $11 million ($0.13 per diluted share) per year. Prior to implementation, as of January 1, 2002 we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets. We have not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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





Date:  November 13, 2001           /s/ STEVEN W. KRABLIN
      ------------------          ------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                     and Duly Authorized Signatory