Form 10-K
period 2001-12-31
NATIONAL OILWELL INC
filed 2002-03-28
CIK 1021860

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================
(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                    76-0475815
---------------------------------                   -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2002, 80,947,105 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and, excluding solely for purposes of this calculation 5,798,591 shares beneficially owned by directors and executive officers, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $1.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2002 Annual Meeting of Stockholders are incorporated in Part III of this report.

ITEM 1. BUSINESS

GENERAL

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in providing supply chain integration services to the upstream oil and gas industry.

National Oilwell manufactures and assembles drilling machinery, including drawworks, mud pumps and top drives, which are the major mechanical components of drilling rigs, as well as masts, derricks, cranes and substructures. Many of these components are designed specifically for more demanding applications, which include offshore, extended reach and deep land drilling. We also provide electrical power systems, computer control systems and automation systems for drilling rigs. Our systems are used in many of the industry's most technologically demanding applications. In addition, we provide engineering and fabrication services to integrate our drilling products and deliver complete land drilling and workover rigs as well as drilling modules for mobile offshore drilling rigs or offshore drilling platforms.

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

Expanding our Downhole Products Business

We believe economic opportunities for directional, horizontal, extended reach and other value-added drilling applications will increase, providing an opportunity for growth in the rental and sale of high-performance drilling motors and downhole tools.

Furthering our Information Technology and Process Improvement Strategy

National Oilwell has developed an integrated information technology and process improvement strategy to enhance procurement, inventory management and logistics activities. As a result of the need to improve industry efficiency, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers to achieve cost and capital improvements. We believe we are well positioned to provide these services as a result of our:

     - large and geographically diverse network of distribution service centers in major oil and gas producing areas;

     -    strong relationship with a large community of industry suppliers;

     - knowledge of customers procurement processes, suppliers capabilities and products performance; and

     - information systems that offer customers and suppliers enhanced e-commerce capabilities.

In addition, the integration of our distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of our manufactured parts and equipment.

Continuing our Acquisitions Strategy

We believe the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and integrated product offerings. From 1997 through January 2002, National Oilwell has made a total of twenty-seven acquisitions and plans to continue to participate in this trend.

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

Distribution Services

National Oilwell provides distribution services through its network of approximately 150 distribution service centers. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for our proprietary equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, our distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, we believe we have a competitive advantage in the distribution services business by distributing market-leading products manufactured by us.

The supplies and equipment stocked by our distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items.

Most drilling contractors and oil and gas companies typically buy supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from list price for each product or product category. Strategic alliances are also significant to the Distribution Services business and differ from standard agreements for supplies and equipment in that we become the customer's primary supplier of those items. In certain cases, we assume responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer's facilities.

We believe e-commerce brings a significant advantage to larger companies that are technologically proficient. During the last few years, we have invested over $20 million to improve our information technology systems. Our e-commerce system can interface directly with customers' systems to maximize efficiencies for us and for our customers. We believe we have an advantage in this effort due to our investment in technology, geographic size, knowledge of the industry and customers, existing relationships with vendors and existing means of product delivery.

Marketing

Substantially all of our capital equipment and spare parts sales, and a large portion of our smaller pumps and parts sales, are made through our direct sales force and distribution service centers. Sales to foreign state-owned oil companies are typically made in conjunction with agent or representative arrangements. Our downhole products are generally rented and sold worldwide through our own sales force and through commissioned representatives. Distribution sales are made through our network of distribution service centers. Customers for our products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.

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

Sales of products are made on the basis of written orders and oral commitments. Our backlog for equipment at recent year ends has been:

             December 31, 2001                $385 million
             December 31, 2000                 282 million
             December 31, 1999                 114 million
             December 31, 1998                  83 million

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

Employees

As of December 31, 2001, we had a total of 6,200 employees, 3,400 of whom were salaried and 2,800 of whom were paid on an hourly basis. Of this workforce, 1,365 employees are employed in Canada and 574 are employed in other locations outside the United States.

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

     -    development of alternate energy sources; and

     -    environmental regulation.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for our products will decline.

Oil and Gas Prices Are Volatile

Oil and gas prices have been volatile over the last ten years, ranging from $10
- $40 per barrel. Oil prices were low in 1998, generally ranging from $11 to $16 per barrel. In 1999, oil prices recovered to more normal historical levels, and were generally in the $25-$30 per barrel range during 2000. Prices once again declined in the second half of 2001, generally ranging between $18 and $22. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mmbtu to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 to $2.50 per mmbtu. Gas prices strengthened throughout 2000, generally ranging from $4-$8 per mmbtu. Since the second quarter of 2001, gas prices have been under pressure again, and have generally ranged from $2.20 to $3.00 per mmbtu.

These price changes have caused many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. In the second half of 1998, lower oil prices slowed production and new drilling, particularly in areas with high per barrel cost of production. This slowdown quickly affected our Distribution Services segment and subsequently negatively impacted our Products and Technology segment. While activity increased in 2000 and 2001, demand again declined in the fourth quarter of 2001. We cannot predict future oil and gas prices or the effect prices will have on exploration and production levels.

National Oilwell's Industry Is Highly Competitive

The oilfield products and services industry is highly competitive. The following competitive actions can each affect our revenues and earnings:

     -    price changes;

     -    new product and technology introductions; and

     -    improvements in availability and delivery.

We compete with many companies and there are low barriers to entry in many of our businesses. Some of the companies with which we now or may in the future compete may possess greater financial resources or offer certain products that we do not have.

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

Instability of Foreign Markets Could Have a Negative Impact on the Revenues of National Oilwell

Some of our revenues depend upon customers in the Middle East, Africa, Southeast Asia, South America and other international markets. These revenues are subject to risks of instability of foreign economies and governments. Laws and regulations limiting exports to particular countries can affect our sales, and sometimes export laws and regulations of one jurisdiction contradict those of another.

National Oilwell is exposed to the risks of changes in exchange rates between the U.S. dollar and foreign currencies. We do not currently engage in or plan to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations.

National Oilwell May Not Be Able to Successfully Manage Its Growth

National Oilwell has acquired 26 companies during the past five years, including nine in 2001. We also made one acquisition in January 2002 and intend to acquire additional companies in the future. We cannot predict whether suitable acquisition candidates will be available on reasonable terms or if we will have access to adequate funds to complete any desired acquisition. Once acquired, we cannot guarantee that we will successfully integrate the operations of the acquired companies. Combining organizations could interrupt the activities of some or all of our businesses and have a negative impact on operations.

National Oilwell Has Debt

In 1998, National Oilwell issued $150 million of 6 7/8% unsecured senior notes due July 1, 2005. In 2001, we issued an additional $150 million of 6 3/4% unsecured senior notes due March 15, 2011. As a result of these issuances, we became more leveraged. It is also possible that we will incur additional debt in the future in connection with acquisitions, operations or other matters. As of December 31, 2001, we had a total of $310 million of debt and a total of $868 million of stockholders' equity. Our leverage requires us to use some of our cash flow from operations for payment of interest on our debt. Our leverage may also make it more difficult to obtain additional financing in the future. Further, our leverage could make us more vulnerable to economic downturns and competitive pressures.

ITEM 2. PROPERTIES

National Oilwell owned or leased approximately 240 facilities worldwide as of December 31, 2001, including the following principal manufacturing and administrative facilities:

                                          APPROXIMATE
                                         BUILDING SPACE
     LOCATION                            (SQUARE FOOT)       DESCRIPTION                                              STATUS
     --------                            --------------      -----------                                              ------
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

     Tulsa, Oklahoma                          140,000        Manufactures pumps and expendable parts                  Owned

     McAlester, Oklahoma                      117,000        Manufactures pumps and expendable parts                  Owned

     Houston, Texas                           100,000        Administrative offices                                   Leased

     Stavanger, Norway                         87,000        Engineering and manufacturing of drilling components     Leased
                                                             and systems

     Calgary, Alberta, Canada                  76,000        Engineering, fabrication and assembly of coiled          Owned
                                                             tubing units and wireline trucks

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

     Marble Falls, Texas                       65,000        Manufactures drilling expendable parts                   Owned

     Nisku, Alberta, Canada                    59,000        Manufactures drilling machinery and equipment            Owned

     Stavanger, Norway                         62,000        Engineering and manufacturing of drilling components     Owned
                                                             and systems

     Edmonton, Alberta, Canada                 57,000        Manufactures drilling machinery and equipment            Owned


We own or lease 61 satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 150 distribution service centers worldwide. We believe the capacity of our facilities is adequate to meet demand currently anticipated for 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:


                           2001                           2000                            1999
                  -----------------------        -----------------------         -----------------------
 Quarter           High             Low           High             Low            High             Low
---------         ------          -------        -------         -------         ------           ------
First             $40.50          $ 33.65        $ 31.38         $ 14.25         $13.69           $ 8.50

Second             39.55            26.80          32.89           22.94          14.13            10.00

Third              25.74            12.91          37.50           27.25          18.50            13.00

Fourth             20.86            13.85          39.19           28.25          16.50            12.00


As of March 22, 2002, there were 506 holders of record of National Oilwell common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record so the actual number is unknown but significantly higher. National Oilwell has never paid cash dividends, and none are anticipated during 2002.

ITEM 6. SELECTED FINANCIAL DATA

Data for all periods shown below is restated to combine IRI International, Dupre' and Dreco results pursuant to pooling-of-interests accounting.



                                                                              YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------------
                                                             2001         2000         1999           1998        1997(1)
                                                          ----------   ----------   -----------    ----------   ----------
                                                              (in thousands of U.S. dollars, except per share amounts)
OPERATING DATA:
  Revenues                                                $1,747,455   $1,149,920   $   839,648    $1,449,248   $1,282,772
  Operating income(2)                                        189,277       48,456         1,325       139,815      114,405
  Income (loss) before taxes and extraordinary loss(3)       168,017       27,037       (14,859)      125,021      101,466
  Income (loss) before extraordinary loss(3)                 104,063       13,136        (9,385)       81,336       67,362
  Net income (loss)                                          104,063       13,136        (9,385)       81,336       65,227
  Income (loss) per share before extraordinary loss(3)
    Basic                                                       1.29         0.17         (0.13)         1.19         1.01
    Diluted                                                     1.27         0.16         (0.13)         1.19         1.00
  Net income (loss) per share
    Basic                                                       1.29         0.17         (0.13)         1.19         0.98
    Diluted                                                     1.27         0.16         (0.13)         1.19         0.97

OTHER DATA:
  Depreciation and amortization                               38,873       35,034        25,541        20,518       21,194
  Capital expenditures                                        27,358       24,561        17,547        39,246       40,538

BALANCE SHEET DATA:
  Working capital                                            631,257      480,321       452,015       529,937      417,731
  Total assets                                             1,471,696    1,278,894     1,005,715     1,091,028      844,674
  Long-term debt, less current maturities                    300,000      222,477       196,053       222,209       61,813
  Stockholders' equity                                       867,540      767,206       596,375       603,568      482,614


(1) In order to conform Dreco's fiscal year end to match National Oilwell's year end, the results of operations for the month of June 1997 have been included directly in stockholders' equity. Dreco's revenues and net income were $13.4 million and $0.9 million for the month.

(2) In connection with the IRI International Corporation merger in 2000, we recorded charges of $14,500,000 related to direct merger costs, personnel reductions, and facility closures and inventory write-offs of $15,684,000 due to product line rationalization. A credit of $418,000 was also recorded in 2000 related to previous charges. In 1999, a $1,779,000 charge was recorded by IRI prior to the merger which related to personnel reductions resulting from consolidating our manufacturing operations. In 1998, a $17,023,000 charge was recorded related to personnel reductions and facility closures and a $5,600,000 charge related to the write-down of certain tubular inventories. In 1997, we recorded a $10,660,000 charge related to merger expenses incurred in connection with the combination with Dreco.

(3) National Oilwell recorded an extraordinary loss in 1997 of $2,135,000, net of income tax benefits, due to the write-off of deferred debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution to the oil and gas industry of maintenance, repair and operating products. Our revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been volatile over the last ten years, ranging from $10 - $40 per barrel. Oil prices were low in 1998, generally ranging from $11 to $16 per barrel. In 1999, oil prices recovered to more normal historical levels, and were generally in the $25-$30 per barrel range during 2000. Prices once again declined in the second half of 2001, generally ranging between $18 and $22. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mmbtu to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 to $2.50 per mmbtu. Gas prices strengthened throughout 2000, generally ranging from $4-$8 per mmbtu. Since the second quarter of 2001, gas prices have been under pressure again, and have generally ranged from $2.20 to $3.00 per mmbtu. We expect our revenues to increase if our customers gain confidence in sustained commodity prices and as their cash flows from operations improve. See "Risk Factors".

We conduct our operations through the following segments:

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

RESULTS OF OPERATIONS

Operating results by segment, which have been restated to reflect a business combination accounted for under the pooling-of-interests method during 2000, are as follows (in millions):

                                                    YEAR ENDED DECEMBER 31,
                                         --------------------------------------------
                                             2001            2000            1999
                                         ------------    ------------    ------------
Revenues:
  Products and Technology                $    1,120.9    $      683.5    $      460.0
  Distribution Services                         707.8           521.3           410.3
  Eliminations                                  (81.3)          (54.8)          (30.7)
                                         ------------    ------------    ------------
        Total                            $    1,747.4    $    1,150.0    $      839.6
                                         ============    ============    ============

Operating Income:
  Products and Technology                $      171.0    $       61.0    $       23.6
  Distribution Services                          28.5            12.9            (6.0)
  Corporate                                     (10.2)          (11.3)          (14.5)
                                         ------------    ------------    ------------
                                                189.3            62.6             3.1
  Special Charge                                   --            14.1             1.8
                                         ------------    ------------    ------------
        Total                            $      189.3    $       48.5    $        1.3
                                         ============    ============    ============

Products and Technology

Revenues for the Products and Technology segment in 2001 increased by $437.4 million (64%) from 2000 as virtually all products experienced significant revenue growth. Capital equipment revenues were up $285 million, drilling spares up $35 million, expendable pumps and parts were higher by $47 million and downhole tools increased $75 million. As a result of this robust revenue growth, operating income in 2001 increased by $110.0 million from the prior year. Revenues from acquisitions completed in 2001 under the purchase method of accounting accounted for $34 million in incremental revenues.

Revenues for the Products and Technology segment in 2000 increased by $223.5 million (49%) from 1999 primarily due to increased sales of major capital equipment and drilling spares of $110 million, expendable pumps and pump parts of $35 million and downhole tools of $52 million. Operating income in 2000 increased by $37.4 million from the prior year due primarily to this substantial revenue increase. Revenues from acquisitions completed in 2000 under the purchase method of accounting accounted for $56 million in incremental revenues.

Backlog of the Products and Technology capital products was $385 million at December 31, 2001, $282 million at December 31, 2000 and $114 million at December 31, 1999. Substantially all of the current backlog is expected to be shipped by the end of 2002.

Distribution Services

Distribution Services revenues in 2001 increased $186.5 million from the 2000 level with all areas and products participating in the upswing that lasted until the middle of the 4th quarter 2001. U.S. revenues of maintenance, repair and operating ("MRO") supplies were up 44% while Canadian revenues were 13% higher than the prior year. Operating income in 2001 increased by $15.6 million from the prior year due to the higher revenue volume and cost efficiencies linked to the new global operating system. Revenues from acquisitions completed in 2001 under the purchase method of accounting accounted for $24 million in incremental revenues.

Distribution Services revenues in 2000 increased $111.0 million from the 1999 level, reflecting the enhanced drilling activity driven primarily by higher, more stable oil and gas prices. Revenues of maintenance, repair and operating ("MRO") supplies in the United States were 26% greater while Canadian revenues were 30% higher than the prior year. Operating income of $12.9 million in 2000 reflects an $18.9 million improvement from 1999. The margin increase resulting from the higher revenues and the absence of startup costs associated with the installation of a new operating system were the primary contributors to this significant improvement.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. Year 2001 costs of $10.2 million represents a 10% reduction from the prior year as various e-strategy and e-commerce initiatives became operational. A reduction of $3.2 million in 2000 as compared to 1999 reflects the elimination of the IRI corporate operations as a result of the merger. Year 2002 corporate charges are expected to approximate the year 2001 level.

Special Charges

During 2000, the Company recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

Direct transaction costs                               $      6.6
Severance                                                     6.4
Facility closures                                             1.5
                                                       ----------
                                                             14.5
Prior year reversal                                          (0.4)
                                                       ----------
                                                       $     14.1
                                                       ----------

The cash and non-cash elements of the charge approximate $13 million and $1.1 million, respectively. Approximately $11 million of the direct cash outlays were spent by the end of 2000, and essentially all of the remainder had been spent at December 31, 2001. Facility closure costs consist of lease cancellation costs and impairment of a closed manufacturing facility that is classified with "Property held for sale" on our balance sheet. All of this charge is applicable to the Products and Technology business segment.

During 1999 and prior to the merger with National Oilwell, a $1.8 million charge was recorded by IRI related to additional severance costs resulting from consolidating our manufacturing operations.

Interest Expense

Despite continual borrowing rate declines during 2001, interest expense increased approximately $5.5 million over 2000 due to our higher debt level to support the working capital associated with the robust business climate. In March 2001, we sold $150 million of 6 1/2% unsecured senior notes which increased our total senior debt to $300 million. Year 2001 average monthly debt, including the senior notes, was $334 million or $118 million (54%) greater than the 2000 level.

Interest expense was greater in 2000 than the prior year due to an average borrowing rate increase of 0.25 basis points and a higher debt level throughout the year.

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 38% in 2001, 51% in 2000 and 37% in 1999. The 2000 effective tax rate was impacted by certain transaction costs associated with the IRI merger and the inclusion of pre-merger IRI capital losses due to pooling-of-interests accounting that may not be deductible. Excluding the impact of merger-related costs and capital losses, our combined effective tax rate for 2000 was 36% compared to 43% in 1999.

We have net operating loss carryforwards in the United States, which expire at various dates through 2009, that could reduce future tax expense by up to $4.5 million. Additional loss carryforwards in Europe generally would reduce goodwill if realized in the future. Due to the uncertainty of future utilization, most of the potential benefits described above have been fully reserved. We realized a tax benefit of $0.9 million during 2001, 2000 and 1999 from our U.S. carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, National Oilwell had working capital of $631.3 million, an increase of $150.9 million from December 31, 2000. During 2001, accounts receivable and inventory increased by $87 million and $80 million, respectively. Current portion of long-term debt increased approximately $10 million due to the classification of our revolving credit agreement as a current liability due to its expiration in September 2002. We have entered negotiations to secure a revolving credit facility of a similar size prior to the expiration of the current facility.

Total capital expenditures were $27.4 million during 2001, $24.6 million in 2000 and $17.5 million in 1999. Additions and enhancements to the downhole rental tool fleet and information management and inventory control systems represent the majority of these capital expenditures. Capital expenditures are expected to approximate $30 million in 2002. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2002 for our products and services.

In September 1997, we entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes. The credit facility provides for interest at prime or LIBOR plus 0.5 %, subject to downward adjustment based on our Capitalization Ratio, as defined. It also contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. We have not violated any financial covenants during the term of this credit facility.

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

We have not entered into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources. A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2001 is as follows (in thousands):


                                                                         PAYMENTS DUE BY PERIOD
                                                       -------------------------------------------------------------
                                                        LESS THAN 1
CONTRACTUAL OBLIGATIONS                   TOTAL            YEAR         1-3 YEARS       4-5 YEARS      AFTER 5 YEARS
-----------------------                ------------    ------------    ------------    ------------    -------------
     Long Term Debt                    $    310,213    $     10,213    $    150,000    $         --    $    150,000
     Operating Leases                        47,418          14,265          25,748           5,950           1,455
                                       ------------    ------------    ------------    ------------    ------------

Total contractual obligations          $    357,631    $     24,478    $    175,748    $      5,950    $    151,455
                                       ============    ============    ============    ============    ============



                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                -------------------------------------------------------------
                                                 LESS THAN 1
COMMERCIAL COMMITMENTS              TOTAL           YEAR         1-3 YEARS        4-5 YEARS     AFTER 5 YEARS
----------------------          ------------    ------------    ------------    ------------    -------------
   Line of Credit               $    125,000    $    125,000              --              --              --

   Standby Letters of Credit    $     23,152          20,663           2,489              --              --
                                ------------    ------------    ------------    ------------    ------------

Total commercial commitments    $    148,152    $    145,663    $      2,489    $         --    $         --
                                ============    ============    ============    ============    ============

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

MARKET RISK DISCLOSURE

We are subject to market risk exposure related to changes in interest rates on our credit facility which is comprised of revolving credit notes in the United States and Canada. A portion of the borrowings are denominated in Canadian funds which could expose us to market risk with exchange rate movements, although such is mitigated by our substantial operations in Canada. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At December 31, 2001 and December 31, 2000, we had $10.2 million and $72.5 million outstanding under our credit facilities. Based on these balances, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.1 million in 2001 and $0.7 million in 2000. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, value of intangible assets, and deferred income tax accounting. Note 3 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements:

We maintain an allowance for doubtful accounts for accounts receivables by providing for specifically identified accounts where collectibility is doubtful and a general allowance based on the aging of the receivables compared to past experience and current trends. A majority of our revenues come from drilling contractors, independent oil companies, international oil companies and government-owned or government-controlled oil companies, and we have receivables, some denominated in local currency, in many foreign countries. If, due to changes in worldwide oil and gas drilling activity or changes in economic conditions in certain foreign countries, our customers were unable to repay these receivables, additional allowances would be required.

Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. The determination of impairment on long-lived assets, including goodwill, is conducted as indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets. In periods of prolonged down cycles, impairment charges may result.

Our net deferred tax assets and liabilities are recorded at the amount that is more likely than not to be realized or paid. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period of such determination.

SUBSEQUENT EVENT

On January 10, 2002, we completed the acquisition of the assets and business of HAL Oilfield Pump & Equipment Company for approximately $16 million. This business, which designs, manufactures and distributes centrifugal pumps, pump packages and expendable parts, is complementary to our Mission pump product line. The acquisition was accounted for as a purchase with goodwill approximating $10 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. In addition, accounting for acquisitions under the pooling-of-interests method is no longer permitted. We will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement for 2001 would have resulted in an increase in net income of $11 million ($0.13 per diluted share). Pursuant to SFAS 142, we will test goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. We are currently evaluating the effect that the adoption may have on our consolidated results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under "Risk Factors" which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We disclaim any obligation or intent to update any such factors or forward-looking statement to reflect future events or developments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders .

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a)       Financial Statements and Exhibits

1. Financial Statements

         The following financial statements are presented in response to Part II, Item 8: Page(s) in This Report

         Consolidated Balance Sheets...................................................................................21

         Consolidated Statements of Operations.........................................................................22

         Consolidated Statements of Cash Flows.........................................................................23

         Consolidated Statements of Stockholders' Equity...............................................................24

         Notes to Consolidated Financial Statements....................................................................25

2. Financial Statement Schedules

         All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3. Exhibits

     3.1 Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (5)

     3.2  By-laws of National-Oilwell, Inc. (Exhibit 3.2) (1)

     10.1 Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven
          W. Krablin

     10.2 Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman

     10.3 Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell

     10.4 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.6) (2)*

     10.5 Loan Agreement dated September 25, 1997 (Exhibit 10.1) (4)

     10.6 Amendment to Loan Agreement dated as of December 31, 1999 (Exhibit 10.9) (6)

     10.7 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (3)

     10.8 Non-competition Agreement dated as of June 28, 2000 between Hushang Ansary and National Oilwell (Exhibit 10.9) (3)

     21.1 Subsidiaries of the Company

     23.1 Consent of Ernst & Young LLP

     23.2 Consent of KPMG LLP

     24.1 Power of Attorney (included on signature page hereto)

b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.


----------

     *    Compensatory plan or arrangement for management or others

     (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996.

     (2) Filed with the Proxy Statement for the 1999 Annual Meeting of Stockholders, filed on May 12, 1999.

     (3) Filed as an Exhibit to our Annual Report on Form 10-K filed on March 1, 2001.

     (4) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 7, 1997.

     (5) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

     (6) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on March 16, 2000.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     NATIONAL-OILWELL, INC.


 DATE: MARCH 27, 2002                            BY: /s/ STEVEN W. KRABLIN
       ----------------                              ---------------------------
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


              SIGNATURE                                       TITLE                                DATE
              ---------                                       -----                                ----
 /s/     MERRILL A. MILLER, JR.
 ---------------------------------       PRESIDENT AND CHIEF EXECUTIVE OFFICER                MARCH 27, 2002
         MERRILL A. MILLER, JR.          (PRINCIPAL EXECUTIVE OFFICER)

 /s/     STEVEN W. KRABLIN               VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
 ---------------------------------       (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL           MARCH 27, 2002
         STEVEN W. KRABLIN               ACCOUNTING OFFICER)

 /s/       JOEL V. STAFF
 ---------------------------------       CHAIRMAN OF THE BOARD                                MARCH 27, 2002
           JOEL V. STAFF

 /s/      HUSHANG ANSARY
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
          HUSHANG ANSARY

 /s/     W. MCCOMB DUNWOODY
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
         W. MCCOMB DUNWOODY

 /s/         JON GJEDEBO
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
             JON GJEDEBO

 /s/         BEN A. GUILL
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
             BEN A. GUILL

 /s/       ROGER L. JARVIS
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
           ROGER L. JARVIS

 /s/     WILLIAM E. MACAULAY
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
         WILLIAM E. MACAULAY

 /s/     FREDERICK W. PHEASEY
 ---------------------------------       DIRECTOR                                             MARCH 27, 2002
         FREDERICK W. PHEASEY

                        REPORTS OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
National-Oilwell, Inc.

     We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit, in 1999, the financial statements of IRI International Corporation, a wholly-owned subsidiary, which statements reflect revenues of $92,190,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for IRI International Corporation, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                        /s/ ERNST & YOUNG LLP
Houston, Texas
February 8, 2002



To the Shareholders and Board of Directors of IRI International Corporation:

     We have audited the consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows of IRI International Corporation and Subsidiaries for the year ended December 31,1999. (not presented separately herein) These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of IRI International Corporation and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Houston, Texas
March 8, 2000

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            December 31,      December 31,
                                                                                2001               2000
                                                                            ------------      ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                 $     43,220      $     42,459
  Receivables, less allowance of $9,094 and $5,885                               382,153           295,163
  Inventories                                                                    455,934           375,734
  Deferred income taxes                                                           16,825            17,105
  Prepaid and other current assets                                                10,434            12,642
                                                                            ------------      ------------
          Total current assets                                                   908,566           743,103

Property, plant and equipment, net                                               168,951           173,646
Deferred income taxes                                                             16,663            19,919
Goodwill, net                                                                    352,094           329,340
Property held for sale                                                            12,144             8,271
Other assets                                                                      13,278             4,615
                                                                            ------------      ------------
                                                                            $  1,471,696      $  1,278,894
                                                                            ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                               10,213                --
  Accounts payable                                                               161,277           165,801
  Customer prepayments                                                             9,843            19,371
  Accrued compensation                                                            23,661            10,996
  Other accrued liabilities                                                       72,315            66,614
                                                                            ------------      ------------
          Total current liabilities                                              277,309           262,782

Long-term debt                                                                   300,000           222,477
Deferred income taxes                                                             20,380            16,030
Other liabilities                                                                  6,467            10,399
                                                                            ------------      ------------
          Total liabilities                                                      604,156           511,688

Commitments and contingencies

Stockholders' equity:

  Common stock - par value $.01; 80,902,882 and 80,508,535 shares
      issued and outstanding at December 31, 2001 and December 31, 2000              809               805
  Additional paid-in capital                                                     592,507           583,225
  Accumulated other comprehensive loss                                           (34,873)          (21,858)
  Retained earnings                                                              309,097           205,034
                                                                            ------------      ------------
                                                                                 867,540           767,206
                                                                            ------------      ------------
                                                                            $  1,471,696      $  1,278,894
                                                                            ============      ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      Year Ended December 31,
                                             ---------------------------------------------
                                                2001             2000              1999
                                             -----------      -----------      -----------
Revenues                                     $ 1,747,455      $ 1,149,920      $   839,648

Cost of revenues:
     Cost of products and services sold        1,319,621          884,774          686,510
     Merger related inventory write-offs              --           15,684               --
                                             -----------      -----------      -----------

Gross profit                                     427,834          249,462          153,138

Selling, general, and administrative             238,557          186,924          150,034
Special charge                                        --           14,082            1,779
                                             -----------      -----------      -----------

Operating income                                 189,277           48,456            1,325

Interest and financial costs                     (24,929)         (19,069)         (15,872)
Interest income                                    1,775            2,908            2,276
Other income (expense), net                        1,894           (5,258)          (2,588)
                                             -----------      -----------      -----------

Income (loss) before income taxes                168,017           27,037          (14,859)

Provision/(benefit) for income taxes              63,954           13,901           (5,474)
                                             -----------      -----------      -----------

Net income (loss)                            $   104,063      $    13,136      $    (9,385)
                                             ===========      ===========      ===========

Net income (loss) per share:

   Basic                                     $      1.29      $      0.17      $     (0.13)
                                             ===========      ===========      ===========

   Diluted                                   $      1.27      $      0.16      $     (0.13)
                                             ===========      ===========      ===========

Weighted average shares outstanding:
  Basic                                           80,813           79,325           71,672
                                             ===========      ===========      ===========

  Diluted                                         81,733           80,760           71,672
                                             ===========      ===========      ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                  Year Ended December 31,
                                                                         ---------------------------------------
                                                                            2001          2000            1999
                                                                         ---------      ---------      ---------

Cash flow from operating activities:
  Net income (loss)                                                      $ 104,063      $  13,136      $  (9,385)
  Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                           38,873         35,034         25,541
    Provision for losses on receivables                                      3,897          1,589          3,055
    Provision for deferred income taxes                                      7,847         (5,881)         2,528
    Gain on sale of assets                                                  (2,878)        (3,522)        (2,939)
    Foreign currency transaction (gain) loss                                   573         (1,397)           464
    Special charge                                                              --         14,082          1,779
    Merger related inventory write-offs                                         --         15,684             --
  Changes in assets and liabilities, net of acquisitions:
    Marketable securities                                                       --         14,686        (11,686)
    Receivables                                                            (74,700)       (65,619)       131,962
    Inventories                                                            (71,906)       (27,219)        10,616
    Income taxes receivable                                                     --         12,888         (2,717)
    Prepaid and other current assets                                         2,411         (4,802)         3,309
    Accounts payable                                                       (23,357)        47,345        (46,003)
    Other assets/liabilities, net                                          (20,199)       (19,391)       (21,971)
                                                                         ---------      ---------      ---------

          Net cash provided (used) by operating activities                 (35,376)        26,613         84,553
                                                                         ---------      ---------      ---------

Cash flow from investing activities:
  Purchases of property, plant and equipment                               (27,358)       (24,561)       (17,547)
  Proceeds from sale of assets                                               7,927          8,227          6,280
  Proceeds from product line dispositions                                       --             --         26,599
  Businesses acquired and investments in joint ventures, net of cash       (38,517)       (48,208)       (67,029)
                                                                         ---------      ---------      ---------

          Net cash used by investing activities                            (57,948)       (64,542)       (51,697)
                                                                         ---------      ---------      ---------

Cash flow from financing activities:
  Borrowings (payments) on line of credit                                  (60,226)        19,174        (33,597)
  Net proceeds from issuance of long-term debt                             146,631             --             --
  Proceeds from stock options exercised                                      9,286         14,247            164
  Other                                                                         --           (662)          (959)
                                                                         ---------      ---------      ---------

          Net cash provided (used) by financing activities                  95,691         32,759        (34,392)
                                                                         ---------      ---------      ---------

Effect of exchange rate losses on cash                                      (1,606)          (462)           189
                                                                         ---------      ---------      ---------

Increase (decrease) in cash and equivalents                                    761         (5,632)        (1,347)
Cash and cash equivalents, beginning of year                                42,459         48,091         49,438
                                                                         ---------      ---------      ---------
Cash and cash equivalents, end of year                                   $  43,220      $  42,459      $  48,091
                                                                         =========      =========      =========

Supplemental disclosures of cash flow information:
  Cash payments during the period for:
          Interest                                                       $  20,772      $  16,807      $  16,899
          Income taxes                                                      26,775          7,333         11,558


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               ACCUMULATED
                                                              ADDITIONAL          OTHER
                                                 COMMON         PAID-IN       COMPREHENSIVE      RETAINED
                                                  STOCK         CAPITAL            LOSS          EARNINGS        TOTAL
                                                ---------     -----------     -------------    ------------   ------------
Balance at December 31, 1998                   $      714     $  417,067      $    (15,783)   $    201,655   $    603,653
  Net income                                                                                        (9,385)        (9,385)
  Currency translation adjustments                                                   1,332                          1,332
  Marketable securities valuation adjustment                                           540                            540
  Change in minimum pension liability                                                1,988                          1,988
                                                                                                             ------------
      Comprehensive loss                                                                                           (5,525)

  Stock options exercised                               3            165                                              168
  Tax benefit of options exercised                                   217                                              217
  Reversal of 1997 option tax benefits                            (1,736)                                          (1,736)
  Other                                                              (12)                             (390)          (402)
                                               ------------   ------------    ------------    ------------   ------------

Balance at December 31, 1999                   $        717   $    415,701    $    (11,923)   $    191,880   $    596,375
                                               ------------   ------------    ------------    ------------   ------------

  Net income                                                                                        13,136         13,136
  Currency translation adjustments                                                 (10,684)                       (10,684)
  Marketable securities valuation adjustment                                           749                            749
                                                                                                             ------------
      Comprehensive income                                                                                          3,201

  Stock issued for acquisition                           79        153,948                                        154,027
  Stock options exercised                                 9          8,580                                          8,589
  Tax benefit of options exercised                                   4,901                                          4,901
  Other                                                                 95                              18            113
                                               ------------   ------------    ------------    ------------   ------------

Balance at December 31, 2000                   $        805   $    583,225    $    (21,858)   $    205,034   $    767,206
                                               ------------   ------------    ------------    ------------   ------------

  Net income                                                                                       104,063        104,063
  Currency translation adjustments                                                 (11,569)                       (11,569)
  Marketable securities valuation adjustment                                        (1,446)                        (1,446)
                                                                                                             ------------
      Comprehensive income                                                                                         91,048

  Stock options exercised                                 4          6,934                                          6,938
  Tax benefit of options exercised                                   2,348                                          2,348
                                               ------------   ------------    ------------    ------------   ------------

Balance at December 31, 2001                   $        809   $    592,507    $    (34,873)   $    309,097   $    867,540
                                               ============   ============    ============    ============   ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF PRESENTATION

Information concerning common stock and per share data assumes the exchange of all Exchangeable Shares issued in connection with the combination with Dreco Energy Services Ltd. effective September 25, 1997. Each Exchangeable Share is intended to have substantially identical economic and legal rights as, and are expected to be exchanged during 2002 on a one-for-one basis for, a share of National Oilwell common stock. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   ACQUISITIONS

Year 2001

We made nine acquisitions in 2001, ranging in value from $600,000 to a high of $16.5 million, for a total cash outlay of $51.5 million. All of these acquisitions were accounted for under the purchase method of accounting and generated approximately $30 million in goodwill. Two of the larger acquisitions, Integrated Power Systems and Maritime Hydraulics (Canada) Ltd., were acquired in early January 2001 and their financial results were included in our consolidated financial results for substantially the entire year. Pro-forma information related to acquisitions has not been provided as such amounts are not material individually or in the aggregate.

Year 2000

In February 2000, the merger with Hitec ASA was completed for approximately $158 million as we issued 7.9 million shares of common stock. This transaction was accounted for as a purchase effective February 1, 2000 and generated goodwill of approximately $150 million.

In June 2000, IRI International Corporation was merged with the Company and accounted for as a pooling-of-interests. We issued 13.5 million shares of common stock valued at approximately $447 million. All prior periods have been restated.

Revenues, net income before special charges, and net income of the separate companies for the periods preceding the merger were as follows (in thousands):


                                                        Six Months Ended      Year Ended
                                                          June 30, 2000     December 31, 1999
                                                        ----------------    -----------------
Revenues:
     National-Oilwell                                    $     461,925        $     745,215
     IRI International                                          72,271               94,433
                                                         -------------        -------------
                                                         $     534,196        $     839,648
Net income (loss) before special charges:
     National-Oilwell                                    $       8,048        $       1,520
     IRI International                                          (2,724)              (9,891)
                                                         -------------        -------------
                                                         $       5,324        $      (8,371)
Net income (loss):
     National-Oilwell                                    $      (2,256)       $       1,520
     IRI International                                          (2,724)             (10,905)
                                                         -------------        -------------
                                                         $      (4,980)       $      (9,385)

There were no material transactions between the Company and IRI prior to the merger. The effects of conforming IRI's accounting policies to those of the Company were not material. Certain reclassifications were made to IRI's historical amounts to conform with the Company's presentation.

During 2000 we also acquired four other businesses for approximately $48 million in cash. The purchase method of accounting was used to account for these acquisitions and generated approximately $9 million in goodwill. Pro-forma information has not been provided as such amounts are not material.

Year 1999

During 1999 we made three acquisitions valued at approximately $92 million. The purchase method of accounting was used to record two acquisitions and the other acquisition was recorded under the pooling-of-interests accounting method. Pro-forma information related to acquisitions has not been provided as such amounts are not material individually or in the aggregate.

Subsequent Event

On January 10, 2002, we completed the acquisition of the assets and business of HAL Oilfield Pump & Equipment Company for approximately $16 million. This business, which designs, manufactures and distributes centrifugal pumps, pump packages and expendable parts, is complementary to our Mission pump product line. The acquisition was accounted for as a purchase with goodwill approximating $10 million.

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

Investments in Affiliates

During 2001 we formed a joint venture with Lanzhou Petroleum & Chemical Machinery Equipment & Engineering Group Corporation, a major manufacturer of drilling equipment located in the People's Republic of China. We made an initial capital contribution of $6.7 million to acquire a 60% ownership in the joint venture. Due to substantive participating rights retained by the minority partner and foreign exchange restriction concerns, we use the equity method to account for this investment. The investment totaled $7.3 million at December 31, 2001.

Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the life of the related debt security and accumulated amortization was $1,366,000 and $873,000 at December 31, 2001 and 2000, respectively. Through December 31, 2001, goodwill was amortized on a straight-line basis over its estimated life of 10-40 years. Accumulated amortization at December 31, 2001 and 2000 was $31,612,000 and $19,559,000. On an annual basis, the Company estimates the future estimated discounted cash flows of the business to which goodwill relates in order to determine that the carrying value of the goodwill has not been impaired.

Foreign Currency

The functional currency for National Oilwell's Canadian, United Kingdom, Netherlands, German and Australian operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan operations. Accordingly, certain assets are translated at historical exchange rates and all translation adjustments are included in income. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

Revenue Recognition

Revenue from the sale and rental of products and delivery of services is recognized upon passage of title, incurrence of rental charges or delivery of services to the customer. Revenue is recognized on certain significant contracts in the Products and Technology segment using the percentage of completion method based on the percentage of total costs incurred to total costs expected. Provision for estimated losses, if any, is made in the period such losses are estimable.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. In addition, accounting for acquisitions under the pooling-of-interests method is no longer permitted. We will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement for 2001 would have resulted in an increase in net income of $11 million ($0.13 per diluted share). Pursuant to SFAS 142, we will test goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. We are currently evaluating the effect that the adoption may have on our consolidated results of operation and financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of
Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                              2001              2000              1999
                                           -----------       -----------       -----------

Denominator for basic earnings per
  share--weighted average shares                80,813            79,325            71,672

Effect of dilutive securities:
  Employee stock options                           920             1,435                --
                                           -----------       -----------       -----------

Denominator for diluted earnings per
  share--adjusted weighted average
  shares and assumed conversions                81,733            80,760            71,672
                                           ===========       ===========       ===========


4.   INVENTORIES

     Inventories consist of (in thousands):


                                            DECEMBER 31,       DECEMBER 31,
                                                2001               2000
                                            ------------       ------------
Raw materials and supplies                  $     39,272       $     32,306
Work in process                                  101,376             63,758
Finished goods and purchased products            315,286            279,670
                                            ------------       ------------
                  Total                     $    455,934       $    375,734
                                            ============       ============

5.   PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of (in thousands):



                                           ESTIMATED       DECEMBER 31,    DECEMBER 31,
                                          USEFUL LIVES         2001            2000
                                         --------------   --------------   --------------
Land and improvements                        2-20 Years   $        9,557   $       11,109
Buildings and improvements                   5-31 Years           53,268           55,640
Machinery and equipment                      5-12 Years           89,268           87,794
Computer and office equipment                3-10 Years           73,322           67,302
Rental equipment                              1-7 Years           63,971           63,315
                                                          --------------   --------------
                                                                 289,386          285,160
     Less accumulated depreciation                              (120,435)        (111,514)
                                                          --------------   --------------
                                                          $      168,951   $      173,646
                                                          ==============   ==============


6.   LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                                  DECEMBER 31,   DECEMBER 31,
                                     2001           2000
                                  ------------   ------------
Revolving credit facilities       $     10,213   $     72,477
6 7/8% senior notes                    150,000        150,000
6 1/2% senior notes                    150,000             --
                                  ------------   ------------
                                       310,213        222,477
     Less current portion               10,213             --
                                  ------------   ------------
                                  $    300,000   $    222,477
                                  ============   ============

In March 2001, we sold $150 million of 6 1/2 % unsecured senior notes due March 15, 2011. Proceeds were used to repay indebtedness under our existing revolving credit facility and to fund working capital needs. Interest is payable on March 15 and September 15 of each year.

In June 1998, we sold $150 million of 6 7/8 % unsecured senior notes due July 1, 2005. Interest is payable on January 1 and July 1 of each year.

In 1997, National Oilwell entered into a five-year unsecured $125 million revolving credit facility. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $20.7 million were outstanding at December 31, 2001. The credit facility provides for interest at prime or LIBOR plus 0.5% (4.75% and 2.94% at December 31, 2001) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined. Current portion of long-term debt increased $10.2 million due to the classification of our revolving credit facility as a current liability due to its expiration in September 2002. We have entered negotiations to secure a revolving credit facility of a similar size prior to the expiration of the current facility.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At December 31, 2001, the Company was in compliance with all covenants governing these facilities.

National Oilwell also has additional credit facilities totaling $50.4 million used primarily for letters of credit, of which $2.5 million were outstanding at December 31, 2001.

7.   PENSION PLANS

National Oilwell and its consolidated subsidiaries have pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2001, 2000 and 1999, pension expense for defined-contribution plans was $6.0 million, $4.2 million and $3.8 million, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies also participate in defined benefit plans in the United States which have been retained by National Oilwell subsidiaries but which no longer accrue benefits. Active employees are ineligible to participate in any of these defined benefit plans. In addition, approximately 168 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits.

The change in benefit obligation, plan assets and the funded status of defined pension and postretirement plans in the United States follows:


                                                        Pension benefits             Postretirement benefits
                                                 -----------------------------     -----------------------------
At year end                                          2001             2000            2001             2000
--------------                                   ------------     ------------     ------------     ------------
(in thousands)

Benefit obligation at beginning of year           $     15,695     $     15,293     $      3,107     $      3,122
  Service cost                                              --              108               21               16
  Interest cost                                          1,194            1,186              506              232
  Actuarial (gain) loss                                  1,199              726            4,079               17
  Benefits paid                                         (1,020)          (1,618)            (503)            (321)
  Retiree contributions                                     --               --               --               35
  Other                                                    279               --              206                6
                                                  ------------     ------------     ------------     ------------
BENEFIT OBLIGATION AT END OF YEAR                 $     17,347     $     15,695     $      7,416     $      3,107
                                                  ------------     ------------     ------------     ------------

Fair value of plan assets at beginning of year    $     14,494     $     16,091     $         --     $         --
  Actual return                                         (2,454)            (508)              --               --
  Benefits paid                                         (1,020)          (1,618)            (503)            (321)
  Contributions                                            351              529              503              321
  Other                                                    600               --               --               --
                                                  ------------     ------------     ------------     ------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR          $     11,971     $     14,494               --               --
                                                  ------------     ------------     ------------     ------------
  Funded status                                   $     (5,376)    $     (1,202)          (7,416)          (3,107)
  Unrecognized actuarial net loss/ (gain)                5,724            1,256            3,389             (551)
  Prior service costs not yet recognized                                     --              257               90
                                                  ------------     ------------     ------------     ------------
PREPAID (ACCRUED) BENEFIT COST                    $        348     $         54           (3,770)          (3,568)
                                                  ------------     ------------     ------------     ------------

Significant assumptions used for the plans follow:


                                                     Pension benefits                       Postretirement benefits
                                          ----------------------------------------     --------------------------------------
For the year                                2001            2000           1999          2001          2000           1999
------------                              ----------     ----------     ----------     ----------    ----------    ----------
Weighted average assumptions:
     Discount rate                               6.9%           7.6%           8.0%           6.9%          7.6%          7.3%
     Expected long-term rate of return           8.0%           8.0%           8.0%           n/a           n/a           n/a
     Rate of compensation increase               n/a            n/a            n/a            n/a           n/a           n/a

A 17% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, decreasing by approximately 3% points per year to 5.5% in 2006, with 5.5% increases per year thereafter.

Net periodic benefit cost (credit):


                                                                Pension benefits                    Postretirement benefits
                                                      -------------------------------------     -----------------------------------
                      For the year                       2001         2000          1999          2001         2000         1999
                      ------------                    ---------     ---------     ---------     ---------    ---------    ---------
                   (in thousands)
  Service cost - benefits earned during the period    $      --     $     108     $     134     $      21    $      16    $      22
  Interest cost on projected benefit obligation           1,194         1,186           907           506          232          218
  Expected return on plan assets                         (1,183)       (1,280)         (944)           --           --           --
  Net amortization and deferral                              46            (8)           64           178          (13)          (4)
                                                      ---------     ---------     ---------     ---------    ---------    ---------
NET PERIODIC BENEFIT COST (CREDIT)                    $      57     $       6     $     161     $     705    $     235    $     236
                                                      =========     =========     =========     =========    =========    =========


Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:


                                                                     1% Point Increase        1% Point Decrease
                                                                     -----------------        -----------------
                       (in thousands)
Effect on total of service and interest cost components in 2001         $     43                $    (37)

Effect on postretirement benefit obligation at year-end 2001            $    678                $   (577)

         Our subsidiaries in the United Kingdom have a defined benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. The pension plan assets are invested primarily in equity securities, United Kingdom government securities, overseas bonds and cash deposits. At December 31, 2001, the plan assets at fair market value were $39.2 million and the projected benefit obligation was $32.3 million.

8.   ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

     The components of other comprehensive loss are as follows (in thousands):


                                                                       CUMULATIVE        CUMULATIVE
                                                      CHANGE IN         CURRENCY         MARKETABLE
                                                       MINIMUM        TRANSLATION        SECURITIES
                                                 PENSION LIABILITY     ADJUSTMENT    VALUATION ADJUSTMENT      TOTAL
                                                 -----------------    ------------   --------------------   ------------
Balance at December 31, 1998                        $     (1,988)     $    (13,971)      $        176       $    (15,783)

Currency translation adjustments                                             1,332                                 1,332
Unrealized gain on marketable
   securities, net of deferred taxes of ($275)                                                    540                540
Change in pension liability                                1,988                                                   1,988
                                                    ------------      ------------       ------------       ------------
Balance at December 31, 1999                                  --           (12,639)               716            (11,923)

Currency translation adjustments                                           (10,684)                              (10,684)
Unrealized gain on marketable
   securities, net of deferred taxes of ($387)                                                    749                749
                                                    ------------      ------------       ------------       ------------
Balance at December 31, 2000                                  --           (23,323)             1,465            (21,858)

Currency translation adjustments                                           (11,569)                              (11,569)
Realized gain on marketable
   securities, net of deferred taxes of $745                                                   (1,446)            (1,446)
                                                    ------------      ------------       ------------       ------------
Balance at December 31, 2001                        $         --      $    (34,892)      $         19       $    (34,873)
                                                    ============      ============       ============       ============

9.   COMMITMENTS AND CONTINGENCIES

National Oilwell leases land, buildings and storage facilities, vehicles and data processing equipment and software under operating leases expiring in various years through 2009. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $19.0 million, $12.6 million and $14.3 million. Our minimum rental commitments for operating leases at December 31, 2001, excluding future payments applicable to facilities closed as part of the 1998 and 2000 Special Charge, were as follows: 2002 - $14.3 million; 2003 - $12.0 million; 2004 - $8.2 million; 2005 - $5.5 million; 2006 - $4.5 million and subsequent to 2006 - $2.9 million.

National Oilwell is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2001 cannot be determined; however, in the opinion of management, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, liquidity or results of operations.

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although National Oilwell has not incurred material costs in connection with its compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder could not result in additional, presently unquantifiable costs or liabilities to National Oilwell.

10.  COMMON STOCK

National Oilwell has authorized 150 million shares of $.01 par value common stock. We also have authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Under the terms of National Oilwell's Stock Award and Long-Term Incentive Plan, as amended, 4.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire five or ten years from the date of grant. The purchase price of options granted may not be less than the market price of National Oilwell common stock on the date of grant. At December 31, 2001, approximately 1.2 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Dreco Energy Services, Ltd. in 1997, and of Hitec ASA and IRI International Corporation in 2000. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Stock Award and Long-Term Incentive Plan and stock plans of acquired companies.

Options outstanding at December 31, 2001 under the stock option plans have exercise prices between $5.62 and $40.50 per share, and expire at various dates from March 21, 2002 to February 14, 2011. The weighted average exercise price on the 3,094,160 outstanding options at December 31, 2001 is $22.95.

The following summarizes option activity:


                                    WEIGHTED AVERAGE       TOTAL
                                      SHARE PRICE         OPTIONS
                                    ----------------    ------------
OPTIONS OUTSTANDING:

Balance at December 31, 1998          $      21.74           904,511
Granted                                      10.43         1,357,255
Cancelled                                    20.73          (194,656)
Exercised                                     6.85           (25,906)
                                                        ------------

Balance at December 31, 1999          $      14.59         2,041,204
                                                        ------------
Granted                                      23.56           758,961
Options from Acquisitions                    10.52         1,006,342
Cancelled                                    14.10           (86,425)
Exercised                                    11.80          (927,497)
                                                        ------------

Balance at December 31, 2000          $      16.50         2,792,585
                                                        ------------
Granted                                      40.50           911,626
Cancelled                                    25.47          (218,086)
Exercised                                    16.39          (391,965)
                                                        ------------

Balance at December 31, 2001          $      22.95         3,094,160
                                                        ============

OPTIONS EXERCISABLE:


Exercisable at December 31, 1998      $      13.97           114,206
Vested                                       15.39           329,234
Cancelled                                    21.61           (37,073)
Exercised                                     6.85           (25,906)
                                                        ------------

Exercisable at December 31, 1999      $      15.31           380,461
                                                        ------------
Vested                                       12.21         1,697,123
Cancelled                                    10.12           (52,760)
Exercised                                    11.80          (927,497)
                                                        ------------

Exercisable at December 31, 2000      $      13.73         1,097,327
                                                        ------------
Vested                                       18.89           783,342
Cancelled                                    22.74           (13,871)
Exercised                                    16.39          (391,965)
                                                        ------------

Exercisable at December 31, 2001      $      15.68         1,474,833
                                                        ------------

The weighted average fair value of options granted during 2001, 2000 and 1999 was approximately $22.04, $15.70, and $7.71 per share, respectively, as determined using the Black-Scholes option-pricing model. Assuming that National Oilwell had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option's vesting period, diluted earnings per share would have been affected by $0.12, $0.09, and $0.07 for 2001, 2000 and 1999, respectively, from the amounts reported. These pro forma results may not be indicative of future effects.

The Company evaluates annually the grant of options to eligible participants and in January 2002, 972,500 options to purchase shares of common stock were granted at an exercise price of $18.53, the fair value of the common stock at the date of grant.

11.  INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):


                           DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                              2001               2000                 1999
                          -------------      -------------       -------------
Domestic                  $     101,700      $     (10,555)      $     (28,549)
Foreign                          66,317             37,592              13,690
                          -------------      -------------       -------------
                          $     168,017      $      27,037       $     (14,859)
                          =============      =============       =============

The components of the provision (benefit) for income taxes consisted of (in thousands):


                        DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                           2001                2000               1999
                        ------------       ------------       ------------
Current:
    Federal             $     32,222       $      5,401       $    (11,777)
    State                        581                123               (745)
    Foreign                   23,304             14,258              4,520
                        ------------       ------------       ------------
                              56,107             19,782             (8,002)
                        ------------       ------------       ------------
Deferred:
    Federal                    4,925             (6,757)             1,028
    State                        391               (507)               572
    Foreign                    2,531              1,383                928
                        ------------       ------------       ------------
                               7,847             (5,881)             2,528
                        ------------       ------------       ------------
                        $     63,954       $     13,901       $     (5,474)
                        ============       ============       ============


The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):


                                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                   2001                 2000              1999
                                                ------------       ------------       ------------
Federal income tax at statutory rate            $     58,806       $      9,462       $     (5,200)
Foreign income tax rate differential                   1,405                781                (68)
State income tax, net of federal benefit                 299                336               (181)
S Corporation earnings                                    --                 --                824
Tax benefit of foreign sales corporation              (1,575)            (1,492)                --
Nondeductible expenses                                 2,423              4,626              2,243
Amortization of negative goodwill                         --                 --             (1,409)
Foreign dividends net of FTCs                         (1,967)            (1,046)                --
Net operating loss carryforwards                       2,948              1,744                990
Change in deferred tax valuation allowance             1,223               (606)            (2,787)
Other                                                    392                 96                114
                                                ------------       ------------       ------------
                                                $     63,954       $     13,901       $     (5,474)
                                                ============       ============       ============

     Significant components of National Oilwell's deferred tax assets and liabilities were as follows (in thousands):


                                                                DECEMBER 31,      DECEMBER 31,
                                                                    2001              2000
                                                                ------------      ------------
Deferred tax assets:
    Accrued liabilities                                         $      9,408      $      9,122
    Net operating loss carryforwards                                  16,107            21,265
    Foreign tax credit carryforwards                                  13,580            10,942
    Capital loss carryforward                                          3,527             3,594
    Other                                                             20,378            20,390
                                                                ------------      ------------
                Total deferred tax assets                             63,000            65,313
                Valuation allowance for deferred tax assets          (29,512)          (28,289)
                                                                ------------      ------------
                                                                      33,488            37,024
                                                                ------------      ------------
Deferred tax liabilities:
    Tax over book depreciation                                        10,366             8,594
    Other                                                             10,014             7,436
                                                                ------------      ------------
                Total deferred tax liabilities                        20,380            16,030
                                                                ------------      ------------
                Net deferred tax assets                         $     13,108      $     20,994
                                                                ============      ============


In the United States, the Company has $13.0 million of net operating loss carryforwards as of December 31, 2001, which expire at various dates through 2009. These operating losses were acquired in the combination with Dreco Energy Services, Ltd. in 1997 and are associated with Dreco's US subsidiary. As a result of share exchanges occurring since the date of the combination resulting in a more than 50% aggregate change in the beneficial ownership of Dreco, the availability of these loss carryforwards to reduce future United States federal taxable income may have become subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, these net operating losses can only be used to offset separate company taxable income of Dreco's US subsidiary. Since the ultimate realization of these net operating losses is uncertain, the related potential benefit of $4.5 million has been recorded with a $3.7 million valuation allowance. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these net operating losses.

Also in the United States, the Company has $9.1 million of capital loss carryforwards as of December 31, 2001, which expire at various dates through 2005. These capital loss carryforwards can only be used to offset future capital gains generated by the Company. Since the ultimate realization of these capital loss carryforwards is uncertain, the related potential benefit of $3.5 million has been recorded with a valuation allowance of $2.5 million. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these capital loss carryforwards. In addition, the Company has $13.6 million of foreign tax credit carryforwards as of December 31, 2001, which expire at various dates through 2005. Since the ultimate realization of these credits is uncertain, the related potential benefit has been recorded with a valuation allowance of $12.6 million. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these foreign tax credits.

Outside the United States, the company has $39.1 million of net operating loss carryforwards as of December 31, 2001. Of this amount, $33.5 million will expire at various dates through 2010 and $5.6 million is available indefinitely. The related potential benefit available of $11.6 million has been recorded with a valuation allowance of $9.8 million. If the Company ultimately realizes the benefit of these net operating losses, $9.2 million would reduce goodwill and other intangible assets and $0.6 million would reduce income tax expense.

The deferred tax valuation allowance increased $1.2 million for the period ending December 31, 2001 resulting primarily from the addition of excess foreign tax credits that may not be realized in the future. National Oilwell's deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of our foreign subsidiaries amounted to $149.2 million and $113.0 million at December 31, 2001 and December 31, 2000, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise would result in both U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $10.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2001.

12.      SPECIAL CHARGES

During 2000, we recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

Direct transaction costs                      $     6.6
Severance                                           6.4
Facility closures                                   1.5
                                              ---------
                                                   14.5
Prior year reversal                                (0.4)
                                              ---------
                                              $    14.1
                                              =========

The cash and non-cash elements of the charge approximate $13 million and $1.1 million, respectively. Approximately $11 million of the direct cash outlays were spent by the end of 2000, and essentially all of the remainder had been spent at December 31, 2001. Facility closure costs consist of lease cancellation costs and impairment of a closed manufacturing facility that is classified with "Property held for sale" on our balance sheet. All of this charge is applicable to the Products and Technology business segment.

During 1999 and prior to the merger with National Oilwell, a $1.8 million charge was recorded by IRI related to additional severance costs resulting from consolidating our manufacturing operations.

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

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2001.

Summarized financial information is as follows (in thousands):

Business Segments


                                  PRODUCTS AND        DISTRIBUTION       CORPORATE/
                                   TECHNOLOGY           SERVICES       ELIMINATIONS(1)        TOTAL
                                  ------------        ------------     ---------------    ------------
 DECEMBER 31, 2001
Revenues from:
    Unaffiliated customers        $  1,041,614        $    705,817      $         24      $  1,747,455
    Intersegment sales                  79,305               2,001           (81,306)               --
                                  ------------        ------------      ------------      ------------
        Total revenues               1,120,919             707,818           (81,282)        1,747,455
Operating income (loss)                171,013              28,473           (10,209)          189,277
Capital expenditures                    22,170               4,066             1,122            27,358
Depreciation and amortization           31,882               6,428               563            38,873
Identifiable assets                  1,178,118             260,212            33,366         1,471,696

 DECEMBER 31, 2000
Revenues from:
    Unaffiliated customers        $    629,967        $    519,911      $         42      $  1,149,920
    Intersegment sales                  53,500               1,362           (54,862)               --
                                  ------------        ------------      ------------      ------------
        Total revenues                 683,467             521,273           (54,820)        1,149,920
Operating income (loss)                 60,992(2)           12,884           (25,420)           48,456(2)
Capital expenditures                    14,960               7,387             2,214            24,561
Depreciation and amortization           28,712               5,985               337            35,034
Identifiable assets                  1,001,391             223,973            53,530         1,278,894

 DECEMBER 31, 1999
Revenues from:
    Unaffiliated customers        $    429,968        $    409,680      $         --      $    839,648
    Intersegment sales                  30,053                 674           (30,727)               --
                                  ------------        ------------      ------------      ------------
        Total revenues                 460,021             410,354           (30,727)          839,648
Operating income (loss)                 23,552              (5,959)          (16,268)            1,325
Capital expenditures                     7,472               9,968               107            17,547
Depreciation and amortization           24,964               4,269               334            29,567
Identifiable assets                    772,305             197,918            35,492         1,005,715


(1) Operating loss of Corporate includes a special charge of $14,082 for 2000 related to the merger with IRI and $1,779 for 1999.

(2)  Includes $15,684 of inventory write-offs related to the merger with IRI.

Geographic Areas:


                               UNITED                                UNITED
                               STATES       CANADA       NORWAY      KINGDOM        OTHER    ELIMINATIONS      TOTAL
                             ----------   ----------   ----------   ----------   ----------  ------------   ----------
 DECEMBER 31,2001

Revenues from:
    Unaffiliated customers   $1,280,598   $  337,447   $   38,171   $   42,978   $   48,261   $       --    $1,747,455
    Interarea sales             129,525       45,890       11,591        7,421          445     (194,872)           --
                             ----------   ----------   ----------   ----------   ----------   ----------    ----------
        Total revenues        1,410,123      383,337       49,762       50,399       48,706     (194,872)    1,747,455
Long-lived assets               768,160      379,976      223,747       49,750       50,063           --     1,471,696

 DECEMBER 31,2000

Revenues from:
    Unaffiliated customers   $  799,415   $  239,940   $   31,961   $   48,050   $   30,554   $       --    $1,149,920
    Interarea sales              43,521       28,302        3,786        4,796          737      (81,142)           --
                             ----------   ----------   ----------   ----------   ----------   ----------    ----------
        Total revenues          842,936      268,242       35,747       52,846       31,291      (81,142)    1,149,920
Long-lived assets               646,210      338,319      216,866       44,633       32,866           --     1,278,894

 DECEMBER 31,1999

Revenues from:
    Unaffiliated customers   $  613,724   $  163,597   $       --   $   35,723   $   26,604   $       --    $  839,648
    Interarea sales              31,249       22,577           --        2,441          619      (56,886)           --
                             ----------   ----------   ----------   ----------   ----------   ----------    ----------
        Total revenues          644,973      186,174           --       38,164       27,223      (56,886)      839,648
Long-lived assets               618,291      317,558           --       37,637       32,229           --     1,005,715

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results, as restated in the first and second quarters of 2000 to reflect the merger with IRI International, were as follows (in thousands, except per share data):


                                      1ST QUARTER  2ND QUARTER   3RD QUARTER  4TH QUARTER     TOTAL
                                      -----------  -----------   -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 2001
Revenues                              $  360,272   $  434,628    $  486,812   $  465,743   $1,747,455
Gross Profit                              91,173      103,494       119,905      113,262      427,834
Income before taxes                       34,640       40,805        47,369       45,203      168,017
Net income                                21,478       25,299        28,938       28,348      104,063

Net income per diluted share                0.26         0.31          0.36         0.35         1.27

YEAR ENDED DECEMBER 31, 2000
Revenues                              $  263,891   $  270,305    $  286,325   $  329,399   $1,149,920
Gross Profit(1)                           57,714       58,184        64,285       69,279      249,462
Special charge                                --       13,000            --        1,082       14,082
Income (loss) before taxes                 7,229      (11,645)       19,207       12,246       27,037
Net income (loss)                          4,484       (9,464)       11,908        6,208       13,136

Net income (loss) per diluted share         0.06        (0.12)         0.15         0.08         0.16

(1) The 4th quarter includes $15,684 of inventory write-offs related to the merger with IRI.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
------       -----------

     3.1     Amended and Restated Certificate of Incorporation of
             National-Oilwell, Inc. (Exhibit 3.1) (5)

     3.2     By-laws of National-Oilwell, Inc. (Exhibit 3.2) (1)

     10.1    Employment Agreement dated as of January 1, 2002 between Merrill A.
             Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin

     10.2    Employment Agreement dated as of January 1, 2002 between Dwight W.
             Rettig and National Oilwell, with similar agreements with Robert L.
             Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman

     10.3    Employment Agreement dated as of June 28, 2000 between Gary W.
             Stratulate and IRI International, Inc., which has now merged into National Oilwell

     10.4    Amended and Restated Stock Award and Long-Term Incentive Plan
             (Exhibit 10.6) (2)*

     10.5    Loan Agreement dated September 25, 1997 (Exhibit 10.1) (4)

     10.6    Amendment to Loan Agreement dated as of December 31, 1999 (Exhibit
             10.9) (6)

     10.7 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (3)

     10.8    Non-competition Agreement dated as of June 28, 2000 between Hushang
             Ansary and National Oilwell (Exhibit 10.9) (3)

     21.1    Subsidiaries of the Company

     23.1    Consent of Ernst & Young LLP

     23.2    Consent of KPMG LLP

     24.1    Power of Attorney (included on signature page hereto)

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.


----------

     *    Compensatory plan or arrangement for management or others

     (1) Filed as an Exhibit to Registration Statement No. 333-11051 on Form S-1, as amended, initially filed on August 29, 1996.

     (2) Filed with the Proxy Statement for the 1999 Annual Meeting of Stockholders, filed on May 12, 1999.

     (3) Filed as an Exhibit to our Annual Report on Form 10-K filed on March 1, 2001.

     (4) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 7, 1997.

     (5) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

     (6) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on March 16, 2000.