Form 10-Q
period 2002-03-31
NATIONAL OILWELL INC
filed 2002-05-13
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                           76-0475875
   ---------------------------------           --------------------
      (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)           Identification No.)

                              10000 RICHMOND AVENUE
                                    4TH FLOOR
                                 HOUSTON, TEXAS
                                   77042-4200
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
                 -----------------------------------------------
              (Registrant's telephone number, including area code)


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

As of May 8, 2002, 80,985,089 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            March 31,       December 31,
                                                              2002              2001
                                                           -----------      ------------
                                                           (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                               $    28,521      $     43,220
   Receivables, less allowance of $9,855 and $9,094            382,418           382,153
   Inventories                                                 450,540           455,934
   Deferred income taxes                                        16,825            16,825
   Prepaids and other current assets                            14,473            10,434
                                                           -----------      ------------
                                                               892,777           908,566

Property, plant and equipment, net                             167,225           168,951
Deferred income taxes                                           16,308            16,663
Goodwill                                                       362,065           352,094
Property held for sale                                           9,109            12,144
Other assets                                                    12,903            13,278
                                                           -----------      ------------
                                                           $ 1,460,387      $  1,471,696
                                                           ===========      ============

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                            25,130            10,213
   Accounts payable                                            143,227           161,277
   Customer prepayments                                         12,140             9,843
   Accrued compensation                                          6,396            23,661
   Other accrued liabilities                                    55,864            72,315
                                                           -----------      ------------
                                                               242,757           277,309

Long-term debt                                                 300,000           300,000
Deferred income taxes                                           22,397            20,380
Other liabilities                                                8,317             6,467
                                                           -----------      ------------
                                                               573,471           604,156

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,967,003 shares
       and 80,902,882 shares issued and outstanding
       at March 31, 2002 and December 31, 2001                     810               809
    Additional paid-in capital                                 593,147           592,507
    Accumulated other comprehensive income                     (37,323)          (34,873)
    Retained earnings                                          330,282           309,097
                                                           -----------      ------------

                                                               886,916           867,540
                                                           -----------      ------------

                                                           $ 1,460,387      $  1,471,696
                                                           ===========      ============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                         Three Months Ended March 31,
                                         ----------------------------
                                            2002              2001
                                         ----------        ----------
Revenues                                 $  388,986        $  360,272

Cost of revenues                            295,941           269,099
                                         ----------        ----------

Gross profit                                 93,045            91,173

Selling, general and administrative          55,329            54,944
                                         ----------        ----------

Operating income                             37,716            36,229

Other income (expense):
    Interest and financial costs             (6,063)           (5,327)
    Interest income                             237               527
    Other                                     1,212             3,211
                                         ----------        ----------

Income before income taxes                   33,102            34,640

Provision for income taxes                   11,917            13,162
                                         ----------        ----------

Net income                               $   21,185        $   21,478
                                         ==========        ==========

Net income per share:
 Basic                                   $     0.26        $     0.27
                                         ==========        ==========

 Diluted                                 $     0.26        $     0.26
                                         ==========        ==========


Weighted average shares outstanding:
 Basic                                       80,920            80,616
                                         ==========        ==========

 Diluted                                     81,585            81,977
                                         ==========        ==========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2002              2001
                                                               ----------        ----------
Cash flow from operating activities:
   Net income                                                  $   21,185      $   21,478
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                6,333           9,469
       Provision for losses on receivables                          1,030             635
       Provision for deferred income taxes                            353              55
       Gain on sale of assets                                        (600)           (805)
       Foreign currency transaction gain                             (604)           (826)

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                  1,244         (25,049)
       Inventories                                                  8,998         (40,869)
       Prepaid and other current assets                            (4,029)         (2,784)
       Accounts payable                                           (16,496)         29,631
       Other assets/liabilities, net                              (29,617)        (20,796)
                                                               ----------      ----------

            Net cash used by operating activities                 (12,203)        (29,861)
                                                               ----------      ----------

Cash flow from investing activities:
    Purchases of property, plant and equipment                     (4,409)         (6,881)
    Proceeds from sale of assets                                    1,718           2,021
    Businesses acquired, net of cash                              (15,432)        (26,701)
                                                               ----------      ----------

            Net cash used by investing activities                 (18,123)        (31,561)
                                                               ----------      ----------

Cash flow from financing activities:
    Borrowings (payments) on line of credit                        14,953         (68,217)
    Proceeds from stock options exercised                             641           5,726
    Net proceeds from issuance of long-term debt                       --         146,631
                                                               ----------      ----------

            Net cash provided by financing activities              15,594          84,140
                                                               ----------      ----------

Effect of exchange rate gain (loss) on cash                            33          (1,009)
                                                               ----------      ----------

Increase (decrease) in cash and equivalents                       (14,699)         21,709

Cash and cash equivalents, beginning of period                     43,220          42,459
                                                               ----------      ----------

Cash and cash equivalents, end of period                       $   28,521      $   64,168
                                                               ==========      ==========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                             $   10,476      $    6,726
          Income taxes                                         $   14,886      $    2,387


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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2001 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2002 and 2001 may not be indicative of results for the full year.

2. ACQUISITIONS

On January 10, 2002, we completed the acquisition of the assets and business of HAL Oilfield Pump & Equipment Company ("Halco") for $15.4 million. This business, which designs, manufactures and distributes centrifugal pumps, pump packages and expendable parts, is complementary to our Mission pump product line. The acquisition was accounted for as a purchase with goodwill approximating $10.0 million.

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

3. INVENTORIES

Inventories consist of (in thousands):

                                           March 31,      December 31,
                                             2002             2001
                                          -----------     ------------
Raw materials and supplies                $    35,927     $     39,272
Work in process                               105,260          101,376
Finished goods and purchased products         309,353          315,286
                                          -----------     ------------
              Total                       $   450,540     $    455,934
                                          ===========     ============

4.       COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                       Quarter Ended March 31,
                                     --------------------------
                                        2002            2001
                                     ----------      ----------
Net income                           $   21,185      $   21,478

Currency translation adjustments         (2,450)        (10,192)

Unrealized losses on securities              --          (1,448)
                                     ----------      ----------

    Comprehensive income             $   18,735      $    9,838
                                     ==========      ==========

5.       BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                          Quarter Ended March 31,
                                         --------------------------
                                            2002            2001
                                         ----------      ----------
Revenues from unaffiliated customers
       Products and Technology           $  222,019      $  196,558
       Distribution Services                166,967         163,714
                                         ----------      ----------
                                            388,986         360,272
Intersegment revenues
       Products and Technology               19,253          24,684
       Distribution Services                    562             395
                                         ----------      ----------
                                             19,815          25,079
Operating income (loss)
       Products and Technology               35,450          32,109
       Distribution Services                  4,568           6,399
                                         ----------      ----------

Total profit for reportable segments         40,018          38,508
Unallocated corporate costs                  (2,302)         (2,279)
                                         ----------      ----------

Operating income                             37,716          36,229

Net interest expense                         (5,826)         (4,800)
Other income (expense)                        1,212           3,211
                                         ----------      ----------

Income before income taxes               $   33,102      $   34,640
                                         ==========      ==========

Total assets

       Products and Technology           $1,210,795      $1,142,388
       Distribution Services                251,045         241,903

6.       LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                 March 31,     December 31,
                                   2002           2001
                                ----------     ------------
Revolving credit facilities     $   25,130     $     10,213
6-7/8% senior notes                150,000          150,000
6-1/2% senior notes                150,000          150,000
                                ----------     ------------
                                   325,130          310,213
       Less current portion         25,130           10,213
                                ----------     ------------
                                $  300,000     $    300,000
                                ==========     ============

In 1997, we entered into a five-year unsecured $125 million revolving credit facility that expires in September 2002. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $20.9 million and $20.7 million were outstanding at March 31, 2002 and December 31, 2001, respectively. The credit facility provides for interest at prime or LIBOR plus 0.5% (4.75% and 2.50% at March 31, 2002) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined. Current portion of long-term debt increased $14.9 million during the quarter ending March 31, 2002 primarily due to the acquisition of Halco. We have entered negotiations to secure a revolving credit facility of a similar size prior to the expiration of the current facility.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At March 31, 2002 and December 31, 2001, the Company was in compliance with all covenants governing these facilities.

We also have additional credit facilities totaling $50.4 million used primarily for letters of credit, of which $3.1 million were outstanding at March 31, 2002.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. During the second quarter of 2002, we will complete the first of the required impairment tests of goodwill and indefinite lived assets as of December 31, 2001. We do not believe the adoption of this provision of the new rules will have a material impact on the consolidated financial statements. The following information provides net income for the three-month period ended March 31, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill (in thousands):

                   Reported net income                                $ 21,478
                   Add back: Goodwill amortization, net of tax           2,691
                                                                      --------
                   Adjusted net income                                $ 24,169

                   Adjusted net income per share:
                            Basic                                     $   0.30
                            Diluted                                   $   0.29

                   Weighted average shares outstanding:
                            Basic                                       80,616
                            Diluted                                     81,977

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution to the oil and gas industry of maintenance, repair and operating products. Our revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been volatile over the last ten years, ranging from $10 - $40 per barrel. Oil prices were low in 1998, generally ranging from $11 to $16 per barrel. In 1999, oil prices recovered to more normal historical levels, and were generally in the $25-$30 per barrel range during 2000. Prices once again declined in the second half of 2001, generally ranging between $18 and $22. During 2002, oil prices have increased and are generally around $25 per barrel. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mmbtu to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 to $2.50 per mmbtu. Gas prices strengthened throughout 2000, generally ranging from $4-$8 per mmbtu. In the second half of 2001, gas prices were under pressure again, and generally ranged from $2.20 to $3.00 per mmbtu. Gas prices have increased in 2002 and are generally around $3.50 per mmbtu. We expect our revenues to increase if our customers gain confidence in sustained commodity prices at current levels and as their cash flows from operations improve.

We conduct our operations through the following segments:

Products and Technology

The Products and Technology segment designs and manufactures a large line of proprietary products, including drawworks, mud pumps, top drives, automated pipe handling, electrical control systems, as well as complete land drilling and well servicing rigs, and structural components such as cranes, masts, derricks and substructures for offshore rigs. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders. In addition, the segment provides drilling motors and downhole tools, as well as drilling pump expendable products for maintenance of National Oilwell's and other manufacturers' equipment.

Distribution Services

Distribution Services revenues result primarily from the sale of maintenance, repair and operating supplies ("MRO") from our network of approximately 150 distribution service centers worldwide. These products are purchased from numerous manufacturers and vendors, including our Products and Technology segment.

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                             Quarter Ended March 31,
                                           --------------------------
Revenues                                      2002            2001
                                           ----------      ----------
     Products and Technology               $  241,272      $  221,242
     Distribution Services                    167,529         164,109
     Eliminations                             (19,815)        (25,079)
                                           ----------      ----------
               Total                       $  388,986      $  360,272
                                           ==========      ==========

Operating Income
     Products and Technology               $   35,450      $   32,109
     Distribution Services                      4,568           6,399
     Corporate                                 (2,302)         (2,279)
                                           ----------      ----------
                Total                      $   37,716      $   36,229
                                           ==========      ==========


Products and Technology

Revenues for the Products and Technology segment increased by $20 million (9%) in the first quarter of 2002 as compared to the same quarter in 2001 due to increased capital equipment sales of approximately $40 million. Sales of drilling spare parts were flat compared to the same quarter in the prior year while sales of purchased rig components and expendable pumps and related parts decreased $9 million. Lower drilling activity in the Western Hemisphere markets impacted the downhole motors and tools business as revenues declined approximately $13 million in the first quarter of 2002 as compared to the same quarter in 2001. Operating income increased by $3 million in the first quarter of 2002 compared to the same quarter in 2001 due primarily to the exclusion of goodwill amortization ($2.6 million in the first quarter of 2001), as required by the new accounting standard (SFAS No. 142). Incremental margin resulting from the revenue increase was offset by increases in selling expenses, agent commissions and certain fixed costs.

Backlog of the Products and Technology capital products was $300 million at March 31, 2002 compared to $385 million at December 31, 2001 and $382 million at March 31, 2001. Approximately 2/3 of the product in current backlog will be delivered during 2002.

Distribution Services

Distribution Services revenues increased $3 million, or 2%, during the first quarter of 2002 over the comparable 2001 period. International activity was the key contributor to this increase as the United States and Canada revenues were impacted by the 30% reduction in North American activity levels, falling 13% and 10% respectively from the same quarter in 2001. Revenues from the sale of parts manufactured by the Products & Technology segment were up 26% while the maintenance, repair and operating supplies revenues reflected a 1% decline from the first quarter of 2001. Operating income in the first quarter of 2002 of $4.6 million was $1.8 million lower than the first quarter of 2001, as margin from the higher revenue volume was offset by significant infrastructure growth and ongoing e-commerce initiatives previously managed at the corporate level. This infrastructure allows us to maintain our geographic coverage, retain key employees and provide customer service in anticipation of an increase in market opportunities later this year. Excluding goodwill amortization, as required under the new accounting standard (SFAS No. 142), operating income in the first quarter of 2001 would have increased $0.2 million to $6.6 million.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs remained virtually flat during the quarter ending March 31, 2002 when compared to the same quarter in the prior year.

Interest Expense

Interest expense increased during the three months ended March 31, 2002 as compared to the prior year due to higher levels of debt, as the March 15, 2001 issuance of the $150 million in senior notes were outstanding for the entire period. Funding for recent acquisitions and working capital requirements are the primary drivers of this increase in debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 we had working capital of $650 million, an increase of $19 million from December 31, 2001 primarily due to income from operations. Accounts receivable and inventory remained fairly level and the current portion of long-term debt increase virtually offset 2001 income tax payments that are reflected in the reduction of other accrued liabilities. Cash and equivalents decreased $15 million primarily due to the payment of the 2001 company-wide incentive plan and the acquisition of Halco, with a reduction in accounts payable accounting for the remainder of the change in working capital.

Total capital expenditures were $4 million during the first three months of 2002 compared to $7 million in the first three months of the prior year. Additions to the downhole rental tool fleet and enhancements to information management systems represent the majority of these capital expenditures. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2002 for our products and services.

In 1997, we entered into a five-year unsecured $125 million revolving credit facility that expires in September 2002. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $20.9 million and $20.7 million were outstanding at March 31, 2002 and December 31, 2001, respectively. The credit facility provides for interest at prime or LIBOR plus 0.5% (4.75% and 2.50% at March 31, 2002) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined. Current portion of long-term debt increased $14.9 million during the quarter ending March 31, 2002 due to the classification of all of our revolving credit facility as a current liability. We have entered negotiations to secure a revolving credit facility of a similar size prior to the expiration of the current facility.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At March 31, 2002 and December 31, 2001, the Company was in compliance with all covenants governing these facilities.

We also have additional credit facilities totaling $50.4 million used primarily for letters of credit, of which $3.1 million were outstanding at March 31, 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. During the second quarter of 2002, we will complete the first of the required impairment tests of goodwill and indefinite lived assets as of December 31, 2001. We do not believe the adoption of this provision of the new rules will have a material impact on the consolidated financial statements. The following information provides net income for the three-month period ended March 31, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill (in thousands):

            Reported net income                                      $ 21,478
            Add back: Goodwill amortization, net of tax                 2,691
                                                                     --------
            Adjusted net income                                      $ 24,169

            Adjusted net income per share:
                     Basic                                           $   0.30
                     Diluted                                         $   0.29

            Weighted average shares outstanding:
                     Basic                                             80,616
                     Diluted                                           81,977


In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material impact on our financial position or results of operations.

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





Date:   May 10, 2002                 / s / Steven W. Krablin
      ---------------                ------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer and Duly Authorized Signatory