Form 10-Q
period 2002-06-30
NATIONAL OILWELL INC
filed 2002-08-12
CIK 1021860

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     76-0475875
---------------------------------             ---------------------------------
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

As of August 1, 2002, 80,988,764 common shares were outstanding, assuming the exchange on a one-for-one basis of all Exchangeable Shares of Dreco Energy Services Ltd. into shares of National-Oilwell, Inc. common stock.

              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     June 30,                    December 31,
                                                                                       2002                          2001
                                                                                 -----------------            ------------------
                                                                                   (Unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                                                     $         34,550             $          43,220
   Receivables, less allowance of $9,705 and $9,094                                       342,009                       382,153
   Inventories                                                                            460,622                       455,934
   Deferred income taxes                                                                   13,062                        16,825
   Prepaids and other current assets                                                       17,348                        10,434
                                                                                 ----------------             -----------------
                                                                                          867,591                       908,566

Property, plant and equipment, net                                                        168,306                       168,951
Deferred income taxes                                                                      17,290                        16,663
Goodwill                                                                                  362,011                       352,094
Property held for sale                                                                      9,335                        12,144
Other assets                                                                               12,308                        13,278
                                                                                 ----------------             -----------------
                                                                                 $      1,436,841             $       1,471,696
                                                                                 ================             =================

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                        3,231                        10,213
   Accounts payable                                                                       127,048                       161,277
   Customer prepayments                                                                    11,873                         9,843
   Accrued compensation                                                                     8,801                        23,661
   Other accrued liabilities                                                               49,353                        72,315
                                                                                 ----------------             -----------------
                                                                                          200,306                       277,309

Long-term debt                                                                            300,000                       300,000
Deferred income taxes                                                                      22,746                        20,380
Other liabilities                                                                           6,263                         6,467
                                                                                 ----------------             -----------------
                                                                                          529,315                       604,156

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,987,666 shares
       and 80,902,882 shares issued and outstanding
       at June 30, 2002 and December 31, 2001                                                 810                           809
    Additional paid-in capital                                                            593,439                       592,507
    Accumulated other comprehensive income (loss)                                         (33,966)                      (34,873)
    Retained earnings                                                                     347,243                       309,097
                                                                                 ----------------             -----------------
                                                                                          907,526                       867,540
                                                                                 ----------------             -----------------
                                                                                 $      1,436,841             $       1,471,696
                                                                                 ================             =================

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                 -----------------------------------------      ----------------------------------
                                                       2002                    2001                  2002                2001
                                                 ----------------       ------------------      --------------      --------------
Revenues                                         $       372,390        $         434,628       $     761,376       $     794,900

Cost of revenues                                         284,986                  331,134             580,927             600,233
                                                 ---------------        -----------------       -------------       -------------

Gross profit                                              87,404                  103,494             180,449             194,667

Selling, general and administrative                       55,167                   56,703             110,496             111,647
                                                 ---------------        -----------------       -------------       -------------

Operating income                                          32,237                   46,791              69,953              83,020

Other income (expense):
    Interest and financial costs                          (6,112)                  (6,233)            (12,175)            (11,560)
    Interest income                                          233                      719                 470               1,246
    Other                                                    143                     (472)              1,355               2,739
                                                 ---------------        -----------------       -------------       -------------

Income before income taxes                                26,501                   40,805              59,603              75,445

Provision for income taxes                                 9,540                   15,506              21,457              28,668
                                                 ---------------        -----------------       -------------       -------------

Net income                                       $        16,961        $          25,299       $      38,146       $      46,777
                                                 ===============        =================       =============       =============



Net income per share:
 Basic                                           $          0.21        $            0.31       $        0.47       $        0.58
                                                 ===============        =================       =============       =============

 Diluted                                         $          0.21        $            0.31       $        0.47       $        0.57
                                                 ===============        =================       =============       =============


Weighted average shares outstanding:
 Basic                                                    80,980                   80,859              80,950              80,738
                                                 ===============        =================       =============       =============

 Diluted                                                  81,985                   82,088              81,785              82,032
                                                 ===============        =================       =============       =============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         Six Months Ended June 30,
                                                                                  ---------------------------------------
                                                                                       2002                      2001
                                                                                  -------------              ------------
Cash flow from operating activities:
   Net income                                                                     $     38,146               $    46,777
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                                    12,701                    19,072
       Provision for losses on receivables                                               1,759                     1,520
       Provision for deferred income taxes                                                 366                       (39)
       Gain on sale of assets                                                           (2,108)                   (1,483)
       Foreign currency transaction loss / (gain)                                          261                      (449)

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                                      40,924                  (101,293)
       Inventories                                                                      (1,084)                  (98,636)
       Prepaid and other current assets                                                 (6,904)                   (2,301)
       Accounts payable                                                                (32,942)                   41,800
       Other assets/liabilities, net                                                   (36,765)                   (9,755)
                                                                                  ------------               -----------

            Net cash provided (used) by operating activities                            14,354                  (104,787)
                                                                                  ------------               -----------

Cash flow from investing activities:
    Purchases of property, plant and equipment                                          (8,935)                  (14,558)
    Proceeds from sale of assets                                                         5,550                     4,158
    Businesses acquired, net of cash                                                   (15,432)                  (35,249)
                                                                                  ------------               -----------

            Net cash used by investing activities                                      (18,817)                  (45,649)
                                                                                  ------------               -----------

Cash flow from financing activities:
    Payments on line of credit                                                          (5,774)                   (5,381)
    Proceeds from stock options exercised                                                  932                     6,486
    Net proceeds from issuance of long-term debt                                            --                   146,631
                                                                                  ------------               -----------

            Net cash provided (used) by financing activities                            (4,842)                  147,736
                                                                                  ------------               -----------

Effect of exchange rate gain (loss) on cash                                                635                       (63)
                                                                                  ------------               -----------

Decrease in cash and equivalents                                                        (8,670)                   (2,763)

Cash and cash equivalents, beginning of period                                          43,220                    42,459
                                                                                  ------------               -----------

Cash and cash equivalents, end of period                                          $     34,550               $    39,696
                                                                                  ============               ===========
Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                                $     11,150               $     7,606
          Income taxes                                                            $     29,837               $    12,233

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

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2002 and 2001 may not be indicative of results for the full year.

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

3.       INVENTORIES

Inventories consist of (in thousands):

                                                        June 30,                    December 31,
                                                          2002                          2001
                                                   ------------------            ------------------
Raw materials and supplies                         $          34,712             $          39,272
Work in process                                              117,822                       101,376
Finished goods and purchased products                        308,088                       315,286
                                                   -----------------             -----------------
              Total                                $         460,622             $         455,934
                                                   =================             =================

4.       COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                               Quarter Ended June 30,              Six Months Ended June 30,
                                       -------------------------------------   ---------------------------------
                                            2002                 2001               2002               2001
                                       ----------------     ----------------   ----------------     ------------
Net income                             $         16,961     $         25,299   $         38,146     $     46,777

Currency translation adjustments                  3,357               (1,130)               907          (11,322)

Unrealized losses on securities                      --                    2                 --           (1,446)
                                       ----------------     ----------------   ----------------     ------------

    Comprehensive income               $         20,318     $         24,171   $         39,053     $     34,009
                                       ================     ================   ================     ============


5.       BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                                  Quarter Ended June 30,                Six Months Ended June 30,
                                           -------------------------------------   ------------------------------------
                                                 2002                2001                2002                2001
                                           -----------------   -----------------   ----------------    ----------------
Revenues from unaffiliated customers
       Products and Technology             $        203,688    $        260,426    $       425,707     $       456,984
       Distribution Services                        168,702             174,202            335,669             337,916
                                           ----------------    ----------------    ---------------     ---------------
                                                    372,390             434,628            761,376             794,900
Intersegment revenues
       Products and Technology                       21,135              15,388             40,388              40,072
       Distribution Services                            133                 400                695                 795
                                           ----------------    ----------------    ---------------     ---------------
                                                     21,268              15,788             41,083              40,867
Operating income
       Products and Technology                       30,067              42,020             65,517              74,129
       Distribution Services                          4,714               7,409              9,282              13,808
                                           ----------------    ----------------    ---------------     ---------------

Total profit for reportable segments                 34,781              49,429             74,799              87,937
Unallocated corporate costs                          (2,544)             (2,638)            (4,846)             (4,917)
                                           ----------------    ----------------    ---------------     ---------------

Operating income                                     32,237              46,791             69,953              83,020

Net interest expense                                 (5,879)             (5,514)           (11,705)            (10,314)
Other income (expense)                                  143                (472)             1,355               2,739
                                           ----------------    ----------------    ---------------     ---------------

Income before income taxes                 $         26,501    $         40,805    $        59,603     $        75,445
                                           ================    ================    ===============     ===============

Total assets

       Products and Technology             $      1,156,156    $      1,275,695
       Distribution Services                        270,042             266,868

6.        DEBT

Debt consists of (in thousands):

                                                              June 30,                December 31,
                                                                2002                      2001
                                                       ----------------------    ----------------------
Revolving credit facilities                            $               3,231     $              10,213
6-7/8% senior notes                                                  150,000                   150,000
6-1/2% senior notes                                                  150,000                   150,000
                                                       ---------------------     ---------------------
                                                                     303,231                   310,213
       Less current portion                                            3,231                    10,213
                                                       ---------------------     ---------------------
                                                       $             300,000     $             300,000
                                                       =====================     =====================

On July 30, 2002, we replaced the existing credit facility with a new three-year unsecured $175 million revolving credit facility. It is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility we incurred approximately $0.9 million in fees which will be amortized to expense over the term of the facility.

In 1997, we entered into a five-year unsecured $125 million revolving credit facility that expires in September 2002. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $20.7 million were outstanding at June 30, 2002 and December 31, 2001. The credit facility provides for interest at prime or LIBOR plus 0.5% (4.75% and 2.375% at June 30, 2002) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined.

We also have additional credit facilities totaling $62.5 million that are used primarily for letters of credit. Borrowings against these credit facilities totaled $9.0 million at June 30, 2002, of which $5.8 million were applicable to letters of credit.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At June 30, 2002 and December 31, 2001, the Company was in compliance with all covenants governing these facilities.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. During the second quarter of 2002, we completed the first of the required impairment tests of goodwill and indefinite lived assets, which indicated no impairment was required as of January 1, 2002. The following information provides net income for the three-month and six-month period ended June 30, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill (in thousands):


                                                                  Three months                        Six months
                                                              ended June 30, 2001                ended June 30, 2001
                                                              -------------------                -------------------
Reported net income                                               $  25,299                           $  46,777
Add back: Goodwill amortization, net of tax                           2,733                               5,424
                                                                  ---------                           ---------

Adjusted net income                                               $  28,032                           $  52,201

Adjusted net income per share:
            Basic                                                 $    0.35                           $   0.65
            Diluted                                               $    0.34                           $   0.64

Weighted average shares outstanding:
            Basic                                                    80,859                             80,738
            Diluted                                                  82,088                             82,032

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material impact on our financial position or results of operations.

In July, 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. We do not believe the adoption of this new statement will have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution to the oil and gas industry of maintenance, repair and operating products. Our revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been volatile over the last ten years, ranging from $10 - $40 per barrel. Oil prices were low in 1998, generally ranging from $11 to $16 per barrel. In 1999, oil prices recovered to more normal historical levels, and were generally in the $25-$30 per barrel range during 2000. Prices once again declined in the second half of 2001, generally ranging between $18 and $22. During 2002, oil prices have increased and have remained in the $24-$28 per barrel range during the 2nd quarter of 2002. Spot gas prices have also been volatile over the last ten years, ranging from less than $1.00 per mmbtu to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 to $2.50 per mmbtu. Gas prices strengthened throughout 2000, generally ranging from $4-$8 per mmbtu. In the second half of 2001, gas prices were under pressure again, and generally ranged from $2.20 to $3.00 per mmbtu. Gas prices have increased in 2002 and averaged around $3.40 per mmbtu during the 2nd quarter of 2002 but softened during July, 2002 to an average of $2.95 per mmbtu. We expect our revenues to increase if our customers gain confidence in sustained commodity prices at recent levels and in the overall economic climate, and as their cash flows from operations improve.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                              Quarter Ended June 30,                 Six Months Ended June 30,
                                    --------------------------------------   --------------------------------------
   Revenues                                2002                 2001                 2002                 2001
                                    -----------------   ------------------   -----------------    -----------------
      Products and Technology       $        224,823    $         275,814    $        466,095     $        497,056
      Distribution Services                  168,835              174,602             336,364              338,711
      Eliminations                           (21,268)             (15,788)            (41,083)             (40,867)
                                    ----------------    -----------------    ----------------     ----------------
                  Total             $        372,390    $         434,628    $        761,376     $        794,900
                                    ================    =================    ================     ================

   Operating Income
      Products and Technology       $         30,067    $          42,020    $         65,517     $         74,129
      Distribution Services                    4,714                7,409               9,282               13,808
      Corporate                               (2,544)              (2,638)             (4,846)              (4,917)
                                    ================    =================    ================     ================
                   Total            $         32,237    $          46,791    $         69,953     $         83,020
                                    ================    =================    ================     ================

Products and Technology

     Q2 2002 versus Q2 2001

Revenues for the Products and Technology segment decreased by $51 million (18%) in the second quarter of 2002 as compared to the same quarter in 2001 as lower drilling activity in the Western Hemisphere markets impacted all product lines. Capital equipment revenues fell $12 million and drilling spare part sales were down $7 million, reflecting the lower number of rigs operating in the United States. Sales of Mission expendable pump parts and centrifugal pumps and packages declined $8 million (20%) in the quarter when compared to the same quarter in the prior year. The downhole motors and tools business experienced a 23% decline in revenue, reflecting in particular the reduced activity in the Canadian marketplace.

Operating income decreased by $12 million in the second quarter of 2002 compared to the same quarter in 2001 due principally to the lower revenue volume, offset in part by the exclusion of goodwill amortization ($2.6 million in the second quarter of 2001), as required by the new accounting standard "SFAS No. 142".

     1st six months 2002 versus 1st six months 2001

Products and Technology segment revenues declined $31 million in the first six months of 2002 as compared to the same period in 2001. This 6% decrease was a direct result of lower rig activity in North America, a key driver of sales of drilling spare parts, pump expendable parts and downhole tools and motors. All product lines reported lower revenues during the first half of 2002 when compared to 2001 with the exception of capital equipment which increased $30 million.

Operating income decreased $9 million in the first six months of 2002 compared to 2001 due principally to the lower revenue volume and increases in selling expenses, agent commissions and certain fixed costs. Reductions of $5.2 million and $0.9 million in goodwill amortization (amortization is no longer required by the new accounting standard "SFAS No. 142") and depreciation, respectively, offset a portion of the margin shortfall.

Backlog of the Products and Technology capital products was $278 million at June 30, 2002 compared to $385 million at December 31, 2001 and $441 million at June 30, 2001. Approximately 60% of the product in current backlog will be delivered during 2002 with the remainder during 2003.

Distribution Services

     Q2 2002 versus Q2 2001

Distribution Services revenues decreased during the second quarter of 2002 over the comparable 2001 period by $6 million. This 3% decrease is driven primarily by the lower market activity in North America. Revenues from the sale of parts manufactured by the Products & Technology segment were flat while the tubular revenues, generated principally in Canada, were $4 million lower when compared to the second quarter of 2001. Maintenance, repair and operating supplies revenues declined approximately $2 million.

Operating income in the second quarter of 2002 of $5 million was approximately $3 million lower when compared to the second quarter of 2001, principally due to the lower revenue volume, a 5% reduction in gross margin percent and higher infrastructure expenses to cover our expanded international market.

     1st six months 2002 versus 1st six months 2001

Revenues for the Distribution Services segment decreased $2 million in the first half of 2002 when compared to the prior year. Revenue increases in the international market were offset by decreases in both the U.S. and Canadian operations. Revenues from the sale of parts manufactured by the Products & Technology segment were up $6 million (12%) while the maintenance, repair and operating supplies revenues reflected a 1% decline from the first six months of 2001. Tubular revenues were lower by approximately $4 million, or 35%.

Operating income in the first half of 2002 of $9 million was approximately $5 million lower than the comparable period in 2001. Gross margin accounted for roughly half of the decline due to the lower sales volume and a decline in base margin percent, due in part to intense project bidding in the U.S. Significant infrastructure growth and ongoing e-commerce initiatives previously managed at the corporate level account for the remaining decline in operating profit in the first six months of 2002 when compared to 2001. Excluding goodwill amortization, as required under the new accounting standard "SFAS No. 142", operating income in the second quarter and first six months of 2001 would have increased $0.2 million and $0.5 million, respectively.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs remained virtually flat during the quarter and six months ending June 30, 2002 when compared to the same time periods in the prior year.

Interest Expense

Interest expense decreased slightly during the three months ended June 30, 2002 as compared to the prior year due to a lower average debt level during the period. For the first six months of 2002, interest expense was slightly higher than the previous year as the March, 2001 issuance of the $150 million in senior notes were outstanding for the entire period, more than offsetting the reduced costs associated with borrowings on the revolving credit facility.

Other financial costs, primarily bank fees related to letters of credit and performance bonds, increased slightly during the three and six month periods ending June 30, 2002 when compared to the same period of the prior year, reflecting our increased international activity.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 we had working capital of $667 million, an increase of $36 million from December 31, 2001 primarily due to income from operations and a $40 million decrease in accounts receivable. Inventory increased approximately $5 million as decreases in both raw material and finished goods were offset by increases in work-in-process resulting from the 2nd quarter increase in capital equipment orders. A reduction in accounts payable of $34 million, the $15 million acquisition of Halco in January, 2002, income tax payments of $30 million reflected in the reduction of other accrued liabilities and payment of the 2001 company-wide incentive plan offset a portion of the positive increases in working capital.

Total capital expenditures were $9 million during the first half of 2002 compared to $15 million in the first six months of the prior year. Enhancements to information management systems and additions to the downhole rental tool fleet represent the majority of these capital expenditures. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2002 for our products and services.

On July 30, 2002, we replaced the existing credit facility with a new three-year unsecured $175 million revolving credit facility. It is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility we incurred approximately $0.9 million in fees which will be amortized to expense over the term of the facility.

In 1997, we entered into a five-year unsecured $125 million revolving credit facility that expires in September 2002. The credit facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $20.7 million were outstanding at June 30, 2002 and December 31, 2001. The credit facility provides for interest at prime or LIBOR plus 0.5% (4.75% and 2.375% at June 30, 2002) subject to adjustment based on National Oilwell's Capitalization Ratio, as defined.

We also have additional credit facilities totaling $62.5 million that are used primarily for letters of credit. Borrowings against these credit facilities totaled $9.0 million at June 30, 2002, of which $5.8 million were applicable to letters of credit.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding minimum tangible net worth, maximum debt to capital and minimum interest coverage. At June 30, 2002 and December 31, 2001, the Company was in compliance with all covenants governing these facilities.

We believe cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. During the second quarter of 2002, we completed the first of the required impairment tests of goodwill and indefinite lived assets, which indicated no impairment was required as of January 1, 2002. The following information provides net income for the three-month and six-month period ended June 30, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill (in thousands):


                                                                         Three months                        Six months
                                                                     ended June 30, 2001                ended June 30, 2001
                                                                     -------------------                -------------------
Reported net income                                                     $  25,299                            $ 46,777
Add back: Goodwill amortization, net of tax                                 2,733                               5,424
                                                                        ---------                            --------

Adjusted net income                                                     $  28,032                            $ 52,201

Adjusted net income per share:
            Basic                                                       $    0.35                            $   0.65
            Diluted                                                     $    0.34                            $   0.64

Weighted average shares outstanding:
            Basic                                                          80,859                              80,738
            Diluted                                                        82,088                              82,032

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

In July, 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002. We do not believe the adoption of this new statement will have a material impact on our consolidated financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 15, 2002. Stockholders elected two directors nominated by the board of directors for terms expiring in 2005 by the following votes: Joel V. Staff - 65,066,615 votes for and 2,584,135 votes withheld, and William E. Macaulay - 65,339,675 votes for and 2,311,075 votes withheld. There were no nominees to office other than the directors elected.

Stockholders also approved an increase in the number of shares of common stock available for the issuance of stock options grants under the National Oilwell, Inc. Amended and Restated Stock Award and Long-Term Incentive Plan from 4,500,000 to 8,400,000 by the following vote: 60,549,456 votes for, 6,207,905 votes against and 893,389 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

     The Company has not filed any report on Form 8-K during the quarter for which this report is filed.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:        August 12, 2002         /s/ Steven W. Krablin
      -----------------------        -----------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                     and Duly Authorized Signatory

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002