Form 10-Q
period 2002-09-30
NATIONAL OILWELL INC
filed 2002-11-12
CIK 1021860

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002 OR

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

                              10000 RICHMOND AVENUE
                                 HOUSTON, TEXAS
                                   77042-4200
                    (Address of principal executive offices)

                                  (713)346-7500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]  NO [ ]

As of November 1, 2002, 81,000,198 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         September 30,      December 31,
                                                             2002               2001
                                                         -------------      ------------
                                                          (Unaudited)
                ASSETS
Current assets:

   Cash and cash equivalents                             $      52,286      $     43,220
   Receivables, less allowance of $9,962 and $9,094            354,208           382,153
   Inventories                                                 454,028           455,934
   Deferred income taxes                                        13,232            16,825
   Prepaids and other current assets                            16,879            10,434
                                                         -------------      ------------
                                                               890,633           908,566

Property, plant and equipment, net                             165,478           168,951
Deferred income taxes                                           17,166            16,663
Goodwill                                                       361,315           352,094
Property held for sale                                           7,602            12,144
Other assets                                                    15,052            13,278
                                                         -------------      ------------
                                                         $   1,457,246      $  1,471,696
                                                         =============      ============

                LIABILITIES AND OWNERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               218            10,213
   Accounts payable                                            130,136           161,277
   Customer prepayments                                         10,689             9,843
   Accrued compensation                                          6,192            23,661
   Other accrued liabilities                                    57,900            72,315
                                                         -------------      ------------
                                                               205,135           277,309

Long-term debt                                                 300,000           300,000
Deferred income taxes                                           22,778            20,380
Other liabilities                                                8,181             6,467
                                                         -------------      ------------
                                                               536,094           604,156

Commitments and contingencies

Stockholders' equity:
    Common stock - par value $.01; 80,996,313 shares
       and 80,902,882 shares issued and outstanding
       at September 30, 2002 and December 31, 2001                 810               809
    Additional paid-in capital                                 593,495           592,507
    Accumulated other comprehensive income (loss)              (38,152)          (34,873)
    Retained earnings                                          364,999           309,097
                                                         -------------      ------------

                                                               921,152           867,540
                                                         -------------      ------------

                                                         $   1,457,246      $  1,471,696
                                                         =============      ============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         --------------------------------      --------------------------------
                                             2002                2001              2002                2001
                                         ------------        ------------      ------------        ------------
Revenues                                 $    366,929        $    486,812      $  1,128,305        $  1,281,712

Cost of revenues                              278,396             366,907           859,323             967,140
                                         ------------        ------------      ------------        ------------

Gross profit                                   88,533             119,905           268,982             314,572

Selling, general and administrative            56,631              63,003           167,127             174,650
                                         ------------        ------------      ------------        ------------

Operating income                               31,902              56,902           101,855             139,922

Other income (expense):
    Interest and financial costs               (6,349)             (6,963)          (18,524)            (18,522)
    Interest income                               124                 183               594               1,428
    Other                                       2,066              (2,753)            3,421                 (14)
                                         ------------        ------------      ------------        ------------

Income before income taxes                     27,743              47,369            87,346             122,814

Provision for income taxes                      9,987              18,431            31,445              47,099
                                         ------------        ------------      ------------        ------------

Net income                               $     17,756        $     28,938      $     55,901        $     75,715
                                         ============        ============      ============        ============



Net income per share:
 Basic                                   $       0.22        $       0.36      $       0.69        $       0.94
                                         ============        ============      ============        ============

 Diluted                                 $       0.22        $       0.36      $       0.68        $       0.93
                                         ============        ============      ============        ============


Weighted average shares outstanding:
 Basic                                         80,992              80,887            80,964              80,787
                                         ============        ============      ============        ============

 Diluted                                       81,522              81,437            81,698              81,834
                                         ============        ============      ============        ============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               2002               2001
                                                                           ------------       ------------
Cash flow from operating activities:
   Net income                                                                $  55,901          $    75,715
   Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
      Depreciation and amortization                                             18,732               28,882
      Provision for losses on receivables                                        2,592                2,609
      Provision (benefit) for deferred income taxes                                438                   (7)
      Gain on sale of assets                                                    (2,317)              (2,553)
      Foreign currency transaction loss                                          1,006                   84

   Changes in assets and liabilities, net of acquisitions:
      Receivables                                                               27,892             (151,667)
      Inventories                                                                5,510             (124,838)
      Prepaid and other current assets                                          (6,435)               1,518
      Accounts payable                                                         (31,038)              43,331
      Other assets/liabilities, net                                            (33,342)             (14,420)
                                                                              --------           ----------
         Net cash provided (used) by operating activities                       38,939             (141,346)
                                                                              --------           ----------

Cash flow from investing activities:
   Purchases of property, plant and equipment                                  (14,459)             (22,208)
   Proceeds from sale of assets                                                  5,915                6,973
   Businesses acquired, net of cash                                            (15,432)             (36,710)
                                                                              --------           ----------
         Net cash used by investing activities                                 (23,976)             (51,945)
                                                                              --------           ----------

Cash flow from financing activities:
   Proceeds (payments) on line of credit                                        (7,686)              16,578
   Proceeds from stock options exercised                                           989               10,362
   Net proceeds from issuance of long-term debt                                      -              146,631
                                                                              --------           ----------
         Net cash provided (used) by financing activities                       (6,697)             173,571
                                                                              --------           ----------
Effect of exchange rate gain (loss) on cash                                        800                 (547)
                                                                              --------           ----------

Increase (decrease) in cash and equivalents                                      9,066              (20,267)
Cash and cash equivalents, beginning of period                                  43,220               42,459
                                                                              --------           ----------
Cash and cash equivalents, end of period                                     $  52,286          $    22,192
                                                                              --------           ----------

Supplemental disclosures of cash flow information:
   Cash payments during the period for:
      Interest                                                               $  21,397          $    19,932
      Income taxes                                                           $  32,292          $    22,563

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

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2002 and 2001 may not be indicative of results for the full year.

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

3.       INVENTORIES

Inventories consist of (in thousands):

                                                September 30,      December 31,
                                                    2002               2001
                                                -------------     -------------
Raw materials and supplies                        $   34,327        $   39,272
Work in process                                      113,011           101,376
Finished goods and purchased products                306,690           315,286
                                                   ---------         ---------
              Total                               $  454,028        $  455,934
                                                   =========         =========

4.       COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                      Quarter Ended September 30,          Nine Months Ended September 30,
                                                     ----------------------------          -------------------------------
                                                        2002              2001                 2002               2001
                                                     ----------        ----------          ------------       ------------
Net income                                           $   17,756        $   28,938           $   55,901         $   75,715

Currency translation adjustments                         (4,186)            5,166               (3,279)            (6,156)

Unrealized losses on securities                               -                 -                    -             (1,446)
                                                      ---------         ---------            ---------          ---------

  Comprehensive income                               $   13,570        $   34,104           $   52,622         $   68,113
                                                      =========         =========            =========          =========

5.       BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                                          Quarter Ended September 30,          Nine Months Ended September 30,
                                                       --------------------------------       ---------------------------------
                                                           2002                2001               2002                 2001
                                                       ------------        ------------       ------------         ------------
Revenues from unaffiliated customers
         Products and Technology                       $    192,119        $    294,011       $    617,826         $    750,995
         Distribution Services                              174,810             192,801            510,479              530,717
                                                        -----------         -----------        -----------          -----------
                                                            366,929             486,812          1,128,305            1,281,712
Intersegment revenues
         Products and Technology                             20,948              23,006             61,336               63,078
         Distribution Services                                  806                 768              1,501                1,563
                                                        -----------         -----------        -----------          -----------
                                                             21,754              23,774             62,837               64,641
Operating income
         Products and Technology                             30,241              50,413             95,758              124,542
         Distribution Services                                4,508               9,244             13,790               23,052
                                                        -----------         -----------        -----------          -----------

Total profit for reportable segments                         34,749              59,657            109,548              147,594
Unallocated corporate costs                                  (2,847)             (2,755)            (7,693)              (7,672)
                                                        -----------         -----------        -----------          -----------
Operating income                                             31,902              56,902            101,855              139,922
Net interest expense                                         (6,225)             (6,780)           (17,930)             (17,094)
Other income (expense)                                        2,066              (2,753)             3,421                  (14)
                                                        -----------         -----------        -----------          -----------
Income before income taxes                             $     27,743        $     47,369       $     87,346         $    122,814
                                                        ===========         ===========        ===========          ===========

Total assets

         Products and Technology                       $  1,137,999        $  1,289,321
         Distribution Services                              277,115             280,736

6.       DEBT

Debt consists of (in thousands):

                                          September 30,         December 31,
                                              2002                 2001
                                          -------------        -------------
Revolving credit facilities                $      218           $   10,213
6-7/8% senior notes                           150,000              150,000
6-1/2% senior notes                           150,000              150,000
                                            ---------            ---------
                                              300,218              310,213
       Less current portion                       218               10,213
                                            ---------            ---------
                                           $  300,000           $  300,000
                                            =========            =========

On July 30, 2002, we replaced the existing credit facility with a new three-year unsecured $175 million revolving credit facility. It is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $22.0 million were outstanding at September 30, 2002. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility we incurred approximately $0.9 million in fees which will be amortized to expense over the term of the facility.

We also have additional credit facilities totaling $70 million that are used primarily for letters of credit. Borrowings against these credit facilities totaled $9.8 million at September 30, 2002, essentially all applicable to letters of credit.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. At September 30, 2002, the Company was in compliance with all covenants governing these facilities.

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

The following information provides net income for the three-month and nine-month period ended September 30, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill (in thousands):

                                                           Quarter ended             Nine months ended
                                                         September 30, 2001          September 30, 2001
                                                         ------------------          ------------------
Reported net income                                         $  28,938                    $  75,715
Add back: Goodwill amortization, net of tax                     2,819                        8,243
                                                             --------                     --------
Adjusted net income                                         $  31,757                    $  83,958

Adjusted net income per share:
         Basic                                              $    0.39                    $    1.04
         Diluted                                            $    0.39                    $    1.03

Weighted average shares outstanding:
         Basic                                                 80,887                       80,787
         Diluted                                               81,437                       81,834

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

8.       SUBSEQUENT EVENT

On October 11, 2002, we announced the signing of a definitive agreement to acquire all of the outstanding shares of Hydralift ASA, a Norwegian oilfield service company. On November 8, 2002 we made a cash Tender Offer of NOK 55, approximately U.S. $7.33, for each share of Hydralift. The total value of the transaction, including the assumption of debt, is approximately $300 million. The transaction is subject to various conditions, including certain regulatory approvals, and the acceptance of the Tender Offer by shareholders owning more than 90% of the outstanding shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems and components used in oil and gas drilling and production, as well as in providing supply chain integration services to the upstream oil and gas industry. Our revenues are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been volatile since 1990, ranging from $10 - $40 per barrel. Oil prices were low in 1998, generally ranging from $11 - $16 per barrel. In 1999, oil prices increased and were generally in the $25 - $30 per barrel range during 2000. Prices once again declined in the second half of 2001, generally ranging between $18 and $22. Then, since the second quarter of 2002, oil has generally ranged from $25 - $30 per barrel. Spot gas prices have also been volatile since 1990, ranging from less than $1.00 per mmbtu to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 - $2.50 per mmbtu. Gas prices strengthened throughout 2000, generally ranging from $4 - $8 per mmbtu. In the second quarter of 2001, gas prices again came under pressure, and generally ranged from $2.20 - $3.00 per mmbtu through the first quarter of 2002. Gas prices increased in the second quarter of 2002 and have generally ranged between $3 - $4 per mmbtu since then.

We conduct our operations through the following segments:

Products and Technology

The Products and Technology segment manufactures and assembles drilling machinery, including drawworks, mud pumps and top drives, which are the major mechanical components of drilling rigs, as well as masts, derricks, cranes and substructures. Many of these components are designed specifically for more demanding applications, which include offshore, extended reach and deep land drilling. We also provide electrical power systems, computer control systems and automation systems for drilling rigs. Our systems are used in many of the industry's most technologically demanding applications. In addition, we provide engineering and fabrication services to integrate our drilling products and deliver complete land drilling and workover rigs as well as drilling modules for mobile offshore drilling rigs or offshore drilling platforms. A substantial installed base of these products results in a recurring replacement parts and maintenance business. Sales of new capital equipment can result in large fluctuations in volume between periods depending on the size and timing of the shipment of orders.

This segment also designs and manufactures drilling motors and specialized downhole tools for rent and sale. Drilling motors are essential components of systems for horizontal, directional, extended reach and performance drilling. Downhole tools include fishing tools, drilling jars, shock tools and other specialized products.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                           Quarter Ended September 30,         Nine Months Ended September 30,
                                          -----------------------------       ---------------------------------
                                             2002               2001               2002               2001
                                          -----------       -----------       -------------       -------------
Revenues
    Products and Technology                $  213,067        $  317,017        $    679,162        $    814,073
    Distribution Services                     175,616           193,569             511,980             532,280
    Eliminations                              (21,754)          (23,774)            (62,837)            (64,641)
                                            ---------         ---------         -----------         -----------
              Total                        $  366,929        $  486,812        $  1,128,305        $  1,281,712
                                            =========         =========         ===========         ===========
Operating Income
    Products and Technology                $   30,241        $   50,413        $     95,758        $    124,542
    Distribution Services                       4,508             9,244              13,790              23,052
    Corporate                                  (2,847)           (2,755)             (7,693)             (7,672)
                                            ---------         ---------         -----------         -----------
              Total                        $   31,902        $   56,902        $    101,855        $    139,922
                                            =========         =========         ===========         ===========

Products and Technology

         Q3 2002 versus Q3 2001

Revenues for the Products and Technology segment decreased by one-third, or $104 million, during the third quarter of 2002 as compared to the same quarter in 2001 as lower drilling activity in the Western Hemisphere markets impacted all product lines. Capital equipment revenues fell $54 million and drilling spare part sales were down $14 million, reflecting the lower number of rigs operating in the United States. Revenues of electrical power systems and other rig control systems fell approximately $7 million. Sales of Mission expendable pump parts and centrifugal pumps and packages declined $7 million (20%) in the quarter when compared to the same quarter in the prior year. The downhole motors and tools business experienced a 39% decline in revenue, reflecting the reduced activity in the Canadian marketplace.

Operating income decreased by $20 million in the third quarter of 2002 compared to the same quarter in 2001 due principally to the lower revenue volume, offset in part by the exclusion of goodwill amortization ($2.7 million in the third quarter of 2001), as required by the new accounting standard "SFAS No. 142".

         1st nine months 2002 versus 1st nine months 2001

Products and Technology segment revenues declined $135 million in the first nine months of 2002 as compared to the same period in 2001. This 17% decrease was a direct result of lower rig activity in North America, which is a key driver of sales of drilling spare parts, pump expendable parts and downhole tools and motors. All product lines reported lower revenues during the first half of 2002 when compared to 2001.

Operating income decreased $29 million in the first nine months of 2002 compared to the same period last year due principally to the lower margin resulting from the reduced revenue volume and increases in selling expenses and agent commissions. Reduced spending in field operations and plant shipping expenses and a reduction of $7.9 million in goodwill amortization (amortization is no longer required by the new accounting standard "SFAS No. 142") offset a portion of the margin shortfall.

Backlog of the Products and Technology capital products was $231 million at September 30, 2002, down $47 million from the June 30, 2002 balance of $278 million. Backlog at December 31, 2001 and September 30, 2001 was $385 million and $453 million, respectively. Approximately 40% of the product in current backlog will be delivered during the fourth quarter of 2002 with the remainder during 2003.

Distribution Services

         Q3 2002 versus Q3 2001

Distribution Services revenues decreased $18 million during the second quarter of 2002 over the comparable 2001 period. Lower market activity in North America was the key driver of this 9% decrease. Tubular revenues were $2 million lower when compared to the second quarter of 2001 while revenues from the sale of parts manufactured by the Products & Technology segment increased by $2 million. Maintenance, repair and operating supplies revenues declined approximately $18 million (11%).

Operating income in the third quarter of 2002 was approximately half of the third quarter of the prior year results, principally due to the lower revenue volume, a 1-point reduction in gross margin percent due to the highly competitive North American marketplace and higher infrastructure expenses to cover our expanded international market.

         1st nine months 2002 versus 1st nine months 2001

Revenues for the Distribution Services segment decreased $20 million in the first nine months of 2002 when compared to the prior year. Revenue increases in the international market were offset by decreases in both the U.S. and Canadian operations. Revenues from the sale of parts manufactured by the Products & Technology segment were up $7 million (11%) while the maintenance, repair and operating supplies revenues reflected a 5% decline from the first nine months of 2001. Tubular revenues were lower by approximately one-third, or $6 million.

Operating income in the first nine months of 2002 of $14 million was approximately $9 million lower than the comparable period in 2001. Gross margin accounted for roughly $6 million of the decline due to the lower sales volume and a decline in base margin percent in the U.S. and international operations. Significant infrastructure growth and ongoing e-commerce initiatives account for the remaining decline in operating profit in the first nine months of 2002 when compared to 2001. Excluding goodwill amortization, as required under the new accounting standard "SFAS No. 142", operating income in the third quarter and first nine months of 2001 would have increased $0.4 million and $0.9 million, respectively.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs increased approximately $0.3 million during the quarter, in part due to corporate marketing initiatives. Spending was flat for the nine months ending September 30, 2002 when compared to the same time period in the prior year.

Interest Expense

Interest expense decreased slightly during the three months ended September 30, 2002 as compared to the prior year due to a lower average debt level during the period. For the first nine months of 2002, interest expense was lower than the previous year by $0.6 million due to both reduced borrowings and reduced rates. Other financial costs, principally bank fees related to letters of credit and performance bonds, increased during the three and nine month periods ending September 30, 2002 when compared to the same period of the prior year, reflecting our increased international activity.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 we had working capital of $685 million, an increase of $54 million from December 31, 2001 primarily due to cash generated from operations and a $28 million reduction in receivables, reflecting the overall weaker market environment during 2002. Inventory remained virtually flat as decreases in both raw material and finished goods were offset by increases in work-in-process.

Total capital expenditures were $14 million during the first nine months of 2002 compared to $22 million in the first nine months of the prior year. Enhancements to information management systems and additions to the downhole rental tool fleet represent the majority of these capital expenditures. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2003 for our products and services.

On July 30, 2002, we replaced the existing credit facility with a new three-year unsecured $175 million revolving credit facility. It is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $22.0 million were outstanding at September 30, 2002. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility we incurred approximately $0.9 million in fees which will be amortized to expense over the term of the facility.

We also have additional credit facilities totaling $70 million that are used primarily for letters of credit. Borrowings against these credit facilities totaled $9.8 million at September 30, 2002, essentially all applicable to letters of credit.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. At September 30, 2002 and December 31, 2001, the Company was in compliance with all covenants governing these facilities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. During the second quarter of 2002, we completed the first of the required impairment tests of goodwill and indefinite lived assets, which indicated no impairment was required as of January 1, 2002. The following information provides net income for the three-month and nine-month period ended September 30, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill (in thousands):

                                                      Quarter ended          Nine months ended
                                                    September 30, 2001       September 30, 2001
                                                  ----------------------   ----------------------
Reported net income                                    $  28,938                $  75,715
Add back: Goodwill amortization, net of tax                2,819                    8,243
                                                        --------                 --------
Adjusted net income                                    $  31,757                $  83,958

Adjusted net income per share:
    Basic                                              $    0.39                $    1.04
    Diluted                                            $    0.39                $    1.03

Weighted average shares outstanding:
    Basic                                                 80,887                   80,787
    Diluted                                               81,437                   81,834

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

SUBSEQUENT EVENT

On October 11, 2002, we announced the signing of a definitive agreement to acquire all of the outstanding shares of Hydralift ASA, a Norwegian oilfield service company. On November 8, 2002 we made a cash Tender Offer of NOK 55, approximately U.S. $7.33, for each share of Hydralift. The total value of the transaction, including the assumption of debt, is approximately $300 million. The transaction is subject to various conditions, including certain regulatory approvals, and the acceptance of the Tender Offer by shareholders owning more than 90% of the outstanding shares.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during 2002 in our market risk, as disclosed in our 2001 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days before filing this report, we carried out an evaluation, under the supervision and with the participation of the company's management, including the company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, the company's President and Chief Executive Officer along with the company's Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic Securities and Exchange Commission filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1  Amended and Restated Stock Award and Long-Term Incentive Plan

    10.2  Loan Agreement dated July 30, 2002

    99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

    99.2 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

         A report on Form 8 - K was filed on August 13, 2002 regarding the submission of sworn statements by the chief executive officer and the chief financial officer relating to Exchange Act filings pursuant to Commission Order No. 4-460.

         A report on Form 8 - K was filed on October 16, 2002 regarding a press release announcing the signing of a Combination Agreement to acquire Hydralift ASA for NOK 55, approximately U.S. $7.33, per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002              /s/ Steven W. Krablin
                                     ------------------------------------------
                                     Steven W. Krablin
                                     Principal Financial and Accounting Officer
                                     and Duly Authorized Signatory

                                 CERTIFICATION

I, Merrill A. Miller, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of National-Oilwell, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 5, 2002

/s/ Merrill A. Miller, Jr.
--------------------------
Merrill A. Miller, Jr.
Chief Executive Officer

                                 CERTIFICATION

I, Steven W. Krablin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of National-Oilwell, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 5, 2002

/s/ Steven W. Krablin
-----------------------
Steven W. Krablin.
Chief Financial Officer

                               INDEX TO EXHIBITS

(a) Exhibits

    10.1  Amended and Restated Stock Award and Long-Term Incentive Plan

    10.2  Loan Agreement dated July 30, 2002

    99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

    99.2 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.