Form 10-K
period 2002-12-31
NATIONAL OILWELL INC
filed 2003-03-07
CIK 1021860

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================
(MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                76-0475815
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)               Identification No.)


                              10000 RICHMOND AVENUE
                                 HOUSTON, TEXAS
                                   77042-4200
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
             -------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ v ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of March 3, 2003, 84,224,527 common shares were outstanding. Based upon the closing price of these shares on the New York Stock Exchange and, excluding solely for purposes of this calculation 4,140,609 shares beneficially owned by directors and executive officers, the aggregate market value of the common shares of National-Oilwell, Inc. held by non-affiliates was approximately $1.8 billion.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2003 Annual Meeting of Stockholders are incorporated in Part III of this report.

ITEM 1.   BUSINESS

GENERAL

National Oilwell is a worldwide leader in the design, manufacture and sale of comprehensive systems, components, and products used in oil and gas drilling and production, as well as in distributing products and providing supply chain integration services to the upstream oil and gas industry.

Our Products and Technology segment is a global leader in the design and manufacture of complete land drilling and workover rigs, and for drilling related systems on offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks, mud pumps, top drives, derricks, cranes, jacking and mooring systems, and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets.

Non-capital products produced by our Products and Technology segment include drilling motors and specialized downhole tools that are sold or rented, spare parts and service on the large installed base of our equipment, expendable parts for mud pumps and other equipment, and smaller downhole, progressive cavity and transfer pumps.

Our Distribution Services segment provides maintenance, repair and operating supplies and spare parts to drill site and production locations throughout North America and to offshore contractors worldwide. Increasingly, this business also is expanding to locations outside North America, including the Middle East, Southeast Asia, and South America. Using our information technology platforms and processes, we can provide complete procurement, inventory management, and logistics services to our customers.


BUSINESS STRATEGY

National Oilwell's business strategy is to enhance its market positions and operating performance in the upstream oil and gas business by:

Leveraging our Capital Equipment Installed Base

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

Expanding our Non-Capital Products Business

Our non-capital equipment revenues continue to represent over half of our products and technology business. We are a leader in the rental and sale of high-performance drilling motors and downhole tools and in the manufacture of certain expendable products and spare parts needed in the drilling and production process. We believe additional expansion in the non-capital upstream oil and gas industry would be beneficial to our business and our customers.

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

     - information systems that offer customers and suppliers enhanced capabilities.

In addition, the integration of our distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of our manufactured parts and equipment.

Continuing our Acquisitions Strategy

We believe the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and integrated product offerings. From 1997 through January 2003, National Oilwell has made a total of thirty-two acquisitions and plans to continue to participate in this trend.

OPERATIONS

Products and Technology

National Oilwell designs, manufactures and sells drilling systems and components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. Mechanical components include drawworks, mud pumps, top drives, solids control equipment, traveling equipment and rotary tables. These components are essential to pump fluids and hoist, support and rotate the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new rigs and often replaced during the upgrade and refurbishment of existing rigs.

We design and manufacture masts, derricks and substructures for use on land rigs and on fixed and mobile offshore platforms suitable for drilling applications to depths of up to 30,000 feet or more. Other products include cranes, jacking systems, mooring systems, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers' pumps. Our business includes the sale of replacement parts for our own manufactured machinery and equipment.

We also design and manufacture electrical systems and control and data acquisition systems for drilling related operations and automated and remotely controlled machinery for drilling rigs. Our control systems can control and monitor many simultaneous operations on a drilling rig and often form the basis for our state-of-the-art driller's cabin. Our automated pipe handling system provides an efficient and cost effective method of joining lengths of drill pipe or casing as does our iron roughneck. These and similar technologically advanced products can greatly improve the safety on rigs, often by reducing the number of persons working on the drilling floor.

While offering a complete line of conventional rigs, National Oilwell has extensive experience in providing rig designs to satisfy requirements for harsh or specialized environments. Such products include drilling and well servicing rigs designed for the Arctic, highly mobile drilling and well servicing rigs for jungle and desert use, modular well servicing rigs for offshore platforms and modular drilling facilities for North Sea platforms. We also design and produce fully integrated drilling solutions for offshore rigs.

National Oilwell designs and manufactures drilling motors, drilling jars and specialized drilling tools for rent and sale. We also design and manufacture a complete line of fishing tools used to remove objects stuck in the wellbore.

Distribution Services

National Oilwell provides distribution services through its network of approximately 150 distribution service centers. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for our proprietary equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, our distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, we believe we have a competitive advantage in the distribution services business by distributing market-leading products manufactured by us and from the association of this business with our Products and Technology segment.

The supplies and equipment stocked by our distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items.

Most drilling contractors and oil and gas companies typically buy supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from list price for each product or product category. Our goal is to create strategic alliances with our customers whereby we become the customer's primary supplier of those items. In certain cases, we assume responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer's facilities.

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

Manufacturing and Backlog

National Oilwell has manufacturing facilities located in the United States, Canada, Norway and China. The manufacture of parts or purchase of components is sometimes outsourced to qualified subcontractors. The manufacturing operations require a variety of components, parts and raw materials which we purchase from multiple commercial sources. We have not experienced and do not expect any significant delays in obtaining deliveries of materials.

Sales of products are made on the basis of written orders and oral commitments. Our backlog for equipment at recent year-ends has been:

         December 31, 2002      $364 million (includes $170 million from the Hydralift ASA acquisition)
         December 31, 2001       385 million
         December 31, 2000       282 million

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

Our product engineering efforts focus on developing technology to improve the economics and safety of drilling and production processes, and to emphasize technology and complete drilling solutions.

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

Employees

As of December 31, 2002, we had a total of 6,900 employees, 4,300 of whom were salaried and 2,600 of whom were paid on an hourly basis. Of this workforce, 1,300 employees are employed in Canada, 850 in Norway and 675 in other locations outside the United States.

Available Information Regarding our SEC Filings

Our corporate offices are located at 10000 Richmond Avenue, Houston, Texas 77042-4200. Our phone number at that location is (713) 346-7500 and our Internet address is www.natoil.com. Information we make public about our company, including all SEC required filings, is available to you, free of charge, at our Internet address.

RISK FACTORS

You should carefully consider the risks described below, in addition to other information contained or incorporated by reference herein. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

National Oilwell Depends on the Oil and Gas Industry

National Oilwell is dependent upon the oil and gas industry and its willingness to explore for and produce oil and gas. The industry's willingness to explore and produce depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

         o level of production from known reserves;
         o cost of producing oil and gas;
         o level of drilling activity;
         o worldwide economic activity;
         o national government political requirements;
         o development of alternate energy sources; and
         o environmental regulations.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for our products will decline.

Oil and Gas Prices are Volatile

Oil and gas prices have been volatile since 1990, ranging from $10 - $40 per barrel. Over the last three years, oil prices have generally ranged within $20 - $30 per barrel. Spot gas prices have also been volatile since 1990, ranging from less than $1.00 per mmbtu to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 to $2.50 per mmbtu. Gas prices in 2000 generally ranged from $4.00 - $8.00 per mmbtu. In the second quarter of 2001, gas prices came under pressure, generally ranging between $2.20 to $3.00 per mmbtu through the first quarter of 2002. Gas prices have generally ranged between $3.00 - $5.00 per mmbtu since that time.

Expectations for future oil and gas prices cause many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. Industry activity and our revenues have not responded to the higher commodity prices that have existed since the second quarter of 2002, presumably due to concerns that these prices will not continue in the current range. We cannot predict future oil and gas prices or the effect prices will have on exploration and production levels.

National Oilwell's Industry is Highly Competitive

The oilfield products and services industry is highly competitive. The following competitive actions can each affect our revenues and earnings:

         o    price changes;
         o    new product and technology introductions; and
         o    improvements in availability and delivery.

We compete with many companies and there are low barriers to entry in many of our business segments.

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

Instability of Foreign Markets Could Have a Negative Impact on our Revenues and Operating Results

Some of our revenues depend upon customers in the Middle East, Africa, Southeast Asia, South America and other international markets. These revenues are subject to risks of instability of foreign economies and governments. Laws and regulations limiting exports to particular countries can affect our sales, and sometimes export laws and regulations of one jurisdiction contradict those of another.

Changes in Foreign Currency Exchange Rates Could Have a Negative Impact on our Revenues and Operating Results

National Oilwell is exposed to the risks of changes in exchange rates between the U.S. dollar and foreign currencies. Our Norwegian companies enter into foreign exchange forward contracts, primarily between the Norwegian kroner and the US dollar, to hedge cash flows on certain significant contracts. Our decisions regarding the need for hedging foreign currencies in Norway and other countries can adversely affect our operating results.

National Oilwell May Not be Able to Successfully Manage its Growth

National Oilwell has acquired 32 companies since April 1997, including nine in 2001 and four in 2002. In addition, we acquired two other companies in January 2003. We cannot predict whether suitable acquisition candidates will be available on reasonable terms or if we will have access to adequate funds to complete any desired acquisition. Once acquired, we cannot guarantee that we will successfully integrate the operations of the acquired companies. Combining organizations could interrupt the activities of some or all of our businesses and have a negative impact on operations.

National Oilwell has Debt

In 1998, National Oilwell issued $150 million of 6 7/8% unsecured senior notes due July 1, 2005. In 2001, we issued an additional $150 million of 6 1/2% unsecured senior notes due March 15, 2011. In 2002, we issued $200 million of 5.65% unsecured senior notes due November 15, 2012. We also have a $175 million revolving line of credit and approximately $223 million in facilities, of which $91 million was available at December 31, 2002, under various borrowing arrangements of our wholly-owned foreign subsidiaries. Our leverage requires us to use some of our cash flow from operations for payment of interest on our debt. Our leverage may also make it more difficult to obtain additional financing in the future. Further, our leverage could make us more vulnerable to economic downturns and competitive pressures.

Item 2.   Properties

National Oilwell owned or leased approximately 235 facilities worldwide as of December 31, 2002, including the following principal manufacturing and administrative facilities:

                             APPROXIMATE
                            BUILDING SPACE
LOCATION                    (SQUARE FOOT)                    DESCRIPTION                              STATUS
--------                    --------------                   -----------                              ------

Pampa, Texas                       548,000  Manufactures drilling machinery and equipment             Owned

Houston, Texas                     540,000  Manufactures downhole tools and mobile rigs               Owned

Houston, Texas                     260,000  Manufactures drilling machinery and equipment             Leased

Carquefou, France                  213,000  Manufactures offshore and marine handling                 Owned
                                             equipment

Sugarland, Texas                   190,000  Manufactures braking systems and generators               Owned

Galena Park, Texas                 188,000  Manufactures drilling components and rigs                 Owned

Houston, Texas                     178,000  Manufactures electrical power systems                     Owned

Edmonton, Alberta, Canada          162,000  Manufactures downhole tools                               Owned

Kristiansand, Norway               157,000  Manufactures drilling and offshore equipment              Owned

Tulsa, Oklahoma                    140,000  Manufactures pumps and expendable parts                   Owned

McAlester, Oklahoma                117,000  Manufactures pumps and expendable parts                   Owned

Houston, Texas                     115,000  Administrative offices                                    Leased

Stavanger, Norway                   87,000  Manufactures drilling components and systems              Leased

Calgary, Alberta, Canada            76,000  Manufactures coiled tubing units and wireline trucks      Owned

Molde, Norway                       68,000  Manufactures marine handling equipment                    Owned

Marble Falls, Texas                 65,000  Manufactures drilling expendable parts                    Owned

Stavanger, Norway                   62,000  Manufactures drilling components and systems              Owned

Nisku, Alberta, Canada              59,000  Manufactures drilling machinery and equipment             Owned

Edmonton, Alberta, Canada           57,000  Manufactures drilling machinery and equipment             Owned



We own or lease 65 satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 150 distribution service centers worldwide. We believe the capacity of our facilities is adequate to meet demand currently anticipated for 2003.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

                            2002                            2001                             2000
                 -------------------------        ------------------------        -------------------------
  Quarter          High              Low            High             Low            High              Low
-----------      --------          -------        --------         -------        --------          -------
First            $  26.25          $ 16.43        $  40.50         $ 33.65        $  31.38          $ 14.25
Second              28.81            20.91           39.55           26.80           32.89            22.94
Third               21.29            15.19           25.74           12.91           37.50            27.25
Fourth              23.31            17.69           20.86           13.85           39.19            28.25



As of March 3, 2003, there were 537 holders of record of National Oilwell common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record so the actual number is unknown but significantly higher. National Oilwell has never paid cash dividends, and none are anticipated during 2003.

ITEM 6.   SELECTED FINANCIAL DATA

Data for periods prior to 2000 shown below is restated to combine IRI International and Dupre' results pursuant to pooling-of-interests accounting.


                                                                          YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                  2002             2001             2000             1999              1998
                                              ------------     ------------     ------------     ------------      ------------
                                                             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues                                    $  1,521,946     $  1,747,455     $  1,149,920     $    839,648      $  1,449,248
  Operating income (1)                             134,323          189,277           48,456            1,325           139,815
  Income (loss) before taxes                       112,465          168,017           27,037          (14,859)          125,021
  Net income (loss) (2)                             73,069          104,063           13,136           (9,385)           81,336
  Net income (loss) per share
    Basic (2)                                         0.90             1.29             0.17            (0.13)             1.19
    Diluted (2)                                       0.89             1.27             0.16            (0.13)             1.19

OTHER DATA:
  Depreciation and amortization                     25,048           38,873           35,034           25,541            20,518
  Capital expenditures                              24,805           27,358           24,561           17,547            39,246

BALANCE SHEET DATA:
  Working capital                                  768,852          631,257          480,321          452,015           529,937
  Total assets                                   1,968,662        1,471,696        1,278,894        1,005,715         1,091,028
  Long-term debt, less current maturities          594,637          300,000          222,477          196,053           222,209
  Stockholders' equity                             933,364          867,540          767,206          596,375           603,568


(1) In connection with the IRI International Corporation merger in 2000, we recorded charges of $14.1 million related to direct merger costs, personnel reductions, and facility closures and inventory write-offs of $15.7 million due to product line rationalization. In 1998, a $17.0 million charge was recorded related to personnel reductions and facility closures and a $5.6 million charge related to the write-down of certain tubular inventories.


 (2) We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income (loss) of $115.0 million, $23.1 million, $(4.0) million and $84.8 million for the years ended December 31, 2001, 2000, 1999,and 1998, respectively; basic earnings per common share of $1.42, $0.29, $(0.06) and $1.24 for the years ending December 31, 2001, 2000, 1999 and 1998, respectively; and diluted earnings per common share of $1.41, $0.29, $(0.06) and $1.24 for the years ending December 31, 2001, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

National Oilwell is a worldwide leader in the design, manufacture and sale of drilling systems, drilling equipment and downhole products as well as the distribution to the oil and gas industry of maintenance, repair and operating products. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See "Risk Factors".

We conduct our operations through the following segments:

Products and Technology

Our Products and Technology segment is a global leader in the design and manufacture of complete land drilling and workover rigs, and for drilling related systems on offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks, mud pumps, top drives, derricks, cranes, jacking and mooring systems, and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets.


Distribution Services

Our Distribution Services segment provides maintenance, repair and operating supplies and spare parts from our network of distribution service centers to drill site and production locations throughout North America and to offshore contractors worldwide. Increasingly, this business also is expanding to locations outside North America, including the Middle East, Southeast Asia, and South America. Using our information technology platforms and processes, we can provide complete procurement, inventory management, and logistics services to our customers. Products are purchased from numerous manufacturers and vendors, including our Products and Technology segment.

RESULTS OF OPERATIONS

Operating results by segment, which have been restated to reflect a business combination accounted for under the pooling-of-interests method during 2000, are as follows (in millions):

                                     YEAR ENDED DECEMBER 31,
                              ------------------------------------
                                2002          2001          2000
                              --------      --------      --------
Revenues:
  Products and Technology     $  917.3      $1,120.9      $  683.5
  Distribution Services          686.2         707.8         521.3
  Eliminations                   (81.5)        (81.3)        (54.8)
                              --------      --------      --------
        Total                 $1,522.0      $1,747.4      $1,150.0
                              ========      ========      ========

Operating Income:
  Products and Technology     $  127.0      $  171.0      $   61.0
  Distribution Services           18.1          28.5          12.9
  Corporate                      (10.8)        (10.2)        (11.3)
                              --------      --------      --------
                                 134.3         189.3          62.6
  Special Charge                    --            --          14.1
                              --------      --------      --------
        Total                 $  134.3      $  189.3      $   48.5
                              ========      ========      ========

Products and Technology

Products and Technology revenues in 2002 were $203.6 million (18%) lower than the previous year as moderate oil and gas prices failed to sustain the 2001 levels of market activity in all product areas. Capital equipment revenues were down $72 million while related spare parts and expendable parts were lower than 2001 by $38 million. Sales and rentals of downhole motors and fishing tools decreased by approximately $74 million, impacted by its strong dependence on the North American market. Operating income fell $44 million in 2002 when compared to the prior year, impacted by the margin reduction due to the significantly lower volume. The absence of amortization of goodwill in 2002, as required per the new accounting guidance, favorably impacted operating income by $10.4 million. Reductions in compensation expense also contributed approximately $11.0 million in operating income when compared to the prior year. Revenues from the mid-December 2002 acquisition of Hydralift ASA, and the consolidation of our Chinese joint venture, each contributed $8.0 million in revenues and $0.3 million and $2.2 million in operating income, respectively.

Revenues for the Products and Technology segment in 2001 increased by $437.4 million (64 %) from 2000 as virtually all products experienced significant revenue growth. Capital equipment revenues were up $285 million, drilling spares up $35 million, expendable pumps and parts were higher by $47 million and downhole tools increased $75 million. As a result of this robust revenue growth, operating income in 2001 increased by $110.0 million from the prior year. Revenues from acquisitions completed in 2001 under the purchase method of accounting contributed $34 million in incremental revenues.

Backlog of the Products and Technology capital products was $364 million at December 31, 2002, $385 million at December 31, 2001 and $282 million at December 31, 2000. Backlog at December 31, 2002 includes $170 million acquired in late December through the purchase of Hydralift ASA. Substantially all of the current backlog is expected to be shipped by mid-year 2004.

Distribution Services

Distribution Services revenues fell $21.6 million, or 3%, from the 2001 level as this segment's strategy to create strategic alliances and expand its international presence made significant market penetration during a difficult market. North American revenues fell approximately 16% due to the lower activity level while shipments in the international market almost doubled. Sales of our own-make products increased almost 12% while maintenance, repair and operating ("MRO") supplies fell almost 5%. Operating income in 2002 was $10.4 million lower than the prior year. Margin reduction, due to the lower volume and project bidding pressures, contributed to approximately 80% of the operating income shortfall with the remainder due to significant infrastructure growth.

Distribution Services revenues in 2001 increased $186.5 million from the 2000 level with all areas and products participating in the upswing that lasted until the middle of the 4th quarter 2001. U.S. revenues of MRO supplies were up 44% while Canadian revenues were 13% higher than the prior year. Operating income in 2001 increased by $15.6 million from the prior year due to the higher revenue volume and cost efficiencies linked to the new global operating system. Revenues from acquisitions completed in 2001 under the purchase method of accounting contributed $24 million in incremental revenues.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. Year 2002 costs of $10.8 million reflect certain corporate-led marketing initiatives and general overhead incurred to support a larger company. Year 2001 costs of $10.2 million represents a 10% reduction from the prior year as various e-strategy and e-commerce initiatives became operational. Year 2003 corporate charges are expected to approximate $12 million due to recent acquisitions.

Special Charge
During 2000, we recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

         Direct transaction costs          $ 6.6
         Severance                           6.4
         Facility closures                   1.5
                                           -----
                                            14.5
         Prior year reversal                (0.4)
                                           -----
                                           $14.1
                                           -----

The cash and non-cash elements of the charge approximated $13 million and $1.1 million, respectively. All direct cash outlays have been spent. Facility closure costs consisted of lease cancellation costs and impairment of a closed manufacturing facility that is classified with "Property held for sale" on our balance sheet. All of this charge is applicable to the Products and Technology business segment.

Interest Expense
Interest expense in 2002 totaled $24.1 million, an increase of $1.3 million from the prior year. All of this increase is a direct result of our mid-November 2002 sale of $200 million of 5.65% unsecured senior notes. Our average borrowing cost during 2002 of 6.4% remained the same as 2001. We expect our interest expense in 2003 to increase by at least $10 million as a result of our higher senior debt level.

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

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 35% in 2002, 38% in 2001 and 51% in 2000. The 2000 effective tax rate was impacted by certain transaction costs associated with the IRI merger and the inclusion of pre-merger IRI capital losses due to pooling-of-interests accounting that may not be deductible. Excluding the impact of merger-related costs and capital losses, our combined effective tax rate for 2000 was 36%. We expect our tax rate in 2003 to approximate 34%.

We have net operating loss carryforwards in the United States that could reduce future tax expense by up to $4.2 million. They expire at various dates through 2017. Additional loss carryforwards in Europe could reduce future tax expense by $10.3 million and reduce goodwill $9.4 million if realized in the future. Due to the uncertainty of future utilization of these loss carryforwards, $2.8 million of the potential benefits in the U.S. and $9.6 million in Europe have been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, National Oilwell had working capital of $768.9 million, an increase of $137.6 million from December 31, 2001. The addition of Hydralift ASA and consolidation of the Chinese joint venture accounted for $123.3 million of this increase, including $78 million of the increase in cash. After considering the Halco acquisition in January 2002 and the change in current deferred taxes, the rest of the company reduced our need for working capital during 2002. Due to a new revolving three-year credit facility put in place during July 2002, all of our debt is of a long-term nature.

Total capital expenditures were $24.8 million during 2002, $27.4 million in 2001 and $24.6 million in 2000. Additions and enhancements to the downhole rental tool fleet and information management and inventory control systems represent the majority of these capital expenditures. Capital expenditures are expected to approximate $35 million in 2003, which should also approximate depreciation expense in that year, with continued emphasis on rental tools and information technology. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2003 for our products and services.

In November 2002, we sold $200 million of 5.65 % unsecured senior notes due November 15, 2012. Proceeds were used to acquire Hydralift ASA. Interest is payable on May 15 and November 15 of each year. In March 2001, we sold $150 million of 6.50 % unsecured senior notes due March 15, 2011, with interest payable on March 15 and September 15 of each year. In June 1998, we sold $150 million of 6.875 % unsecured senior notes due July 1, 2005, with interest payments due annually on January 1 and July 1.

On July 30, 2002, we replaced the existing credit facility with a new three-year unsecured $175 million revolving credit facility. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $22.0 million were outstanding at December 31, 2002. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees which will be amortized to expense over the term of the facility.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at December 31, 2002.

We also have additional credit facilities totaling $223 million that are used primarily for acquisitions, general corporate purposes and letters of credit. Recently acquired Hydralift ASA represents $152 million of these facilities. These multi-currency Hydralift committed facilities are secured by a guarantee, contain financial covenants and expire in 2006. Borrowings against these additional credit facilities totaled $93 million at December 31, 2002 and an additional $39 million had been used for letters of credit and guarantees.

We believe cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

We have not entered into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources. A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2002 is as follows (in thousands):

                                                                  PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------
                                                 LESS THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL            YEAR        1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
-----------------------           ----------     -----------    -----------    -----------    -------------
     Long Term Debt               $  594,637     $        --    $   244,637    $        --    $     350,000
     Operating Leases                 63,625          17,658         30,450          6,943            8,574
                                  ----------     -----------    -----------    -----------    -------------

Total contractual obligations     $  658,262     $    17,658    $   275,087    $     6,943    $     358,574
                                  ==========     ===========    ===========    ===========    =============

                                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                 ----------------------------------------------------------
                                                 LESS THAN 1
COMMERCIAL COMMITMENTS              TOTAL           YEAR         1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
----------------------            ----------     -----------    -----------    -----------    -------------
      Line of Credit              $  326,698     $        --    $   326,698    $        --    $          --

      Standby Letters of Credit       61,432          41,635         19,797             --               --
                                  ----------     -----------    -----------    -----------    -------------

   Total commercial commitments   $  388,130     $    41,635    $   346,495    $        --    $          --
                                  ==========     ===========    ===========    ===========    =============


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

MARKET RISK DISCLOSURE

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. For operations where our functional currency is not the local currency, such as Singapore and Venezuela, the net asset or liability position is insignificant and, therefore, changes in foreign currency exchange rates are not expected to have a material impact on earnings.

Some of our revenues in foreign countries are denominated in US dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those US dollar revenues are denominated in the local currency. In order to mitigate that risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts are major financial institutions, which minimizes counterparty credit risk.

The impact of foreign currency exchange rates has not materially affected our results of operations in any of the last three years. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other facilities totaling $94.6 million at December 31, 2002. A portion of the borrowings are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR or NIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR or NIBOR for 30 days to 6 months. Based upon our December 31, 2002 borrowings under our variable rate facilities of $94.6 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.9 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, value of intangible assets, and deferred income tax accounting. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

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

Allowances for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. The amount reserved is the recorded cost of the inventory minus its estimated realizable value. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. On at least an annual basis, we assess whether goodwill is impaired. Our annual impairment tests are performed at the beginning of the 4th quarter of each year. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. The fair value of the reporting units is determined based on internal management estimates that considers multiple valuation techniques.

Our net deferred tax assets and liabilities are recorded at the amount that is more likely than not to be realized or paid. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period of such determination.

SUBSEQUENT EVENTS

On January 2, 2003, we acquired LSI, a Houston, Texas based distributor of specialty electrical products, for approximately $13 million. This transaction generated approximately $6 million in goodwill and is complementary to our distribution services business.

On January 16, 2003, we acquired the Mono pumping products business from Halliburton Energy Services for approximately $89 million, consisting of $22.7 million in cash and 3.2 million shares of our common stock. This transaction, which consisted of purchasing all the outstanding stock of Monoflo, Inc. in the United States and Mono Group in the United Kingdom, generated approximately $46 million in goodwill and will add to the non-capital product lines within our Products and Technology segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses disposal activities and termination costs in exiting an activity. These pronouncements are generally effective January 1, 2003. The Company believes the adoption of these new accounting pronouncements will not have a significant impact on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under "Risk Factors" which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Incorporated by reference to Item 7 above, "Market Risk
             Disclosure."


ITEM 8.      FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

             Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.


ITEM 11.     EXECUTIVE COMPENSATION

             Incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Incorporated by reference to the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders

ITEM 14.     CONTROLS AND PROCEDURES

             (a)  Evaluation of disclosure controls and procedures

                  Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this annual report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective for the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

             (b)  Changes in internal control

                  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation described above.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a)   Financial Statements and Exhibits

   1. Financial Statements

      The following financial statements are presented in response to Part II,
      Item 8:

                                                                                                               Page(s) in
                                                                                                               This Report
                                                                                                               -----------
      Consolidated Balance Sheets...................................................................................24

      Consolidated Statements of Operations.........................................................................25

      Consolidated Statements of Cash Flows.........................................................................26

      Consolidated Statements of Stockholders' Equity...............................................................27

      Notes to Consolidated Financial Statements....................................................................28


   2. Financial Statement Schedules

      All schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

   3. Exhibits

     2.1 Combination Agreement between National-Oilwell, Inc. and Hydralift ASA regarding the transaction announced October 11, 2002 (Exhibit 2.1) (5)

     3.1     Amended and Restated Certificate of Incorporation of
             National-Oilwell, Inc. (Exhibit 3.1) (1)

     3.2     By-laws of National-Oilwell, Inc.

     10.1 Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2)

     10.2 Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman (Exhibit 10.2) (2)

     10.3 Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2)

     10.4 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*

     10.5    Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3)

     10.6 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (4)

     10.7 Non-competition Agreement dated as of June 28, 2000 between Hushang Ansary and National Oilwell (Exhibit 10.9) (4)

     21.1    Subsidiaries of the Company

     23.1    Consent of Ernst & Young LLP

     24.1    Power of Attorney (included on signature page hereto)

     99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002

     99.2    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002


b)   Reports on Form 8-K

                  A report on Form 8 - K was filed on October 16, 2002 regarding a press release announcing the signing of a Combination Agreement to acquire Hydralift ASA for NOK 55, approximately U.S. $7.33, per share.

                  A report on Form 8 - K was filed on November 14, 2002 which contained the Combination Agreement of the previously announced transaction with Hydralift ASA.

                  A report on Form 8 - K was filed on February 12, 2003 regarding a press release announcing our financial results for the fourth quarter and full year ended December 31,2002.

----------

     *    Compensatory plan or arrangement for management or others

    (1) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

    (2) Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

    (3) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

    (4) Filed as an Exhibit to our Annual Report on Form 10-K filed on March 1, 2001.

    (5) Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NATIONAL-OILWELL, INC.


DATE:   MARCH 6, 2003                        BY:     /s/ STEVEN W. KRABLIN
-----------------------------                   --------------------------------
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


              SIGNATURE                                      TITLE                                  DATE
              ---------                                      -----                                  ----
     /s/ Merrill A. Miller, Jr.             Chairman, President and Chief Executive            March 6, 2003
--------------------------------------                                                      ---------------------
       Merrill A. Miller, Jr.               Officer (Principal Executive Officer)



       /s/ Steven W. Krablin                Vice President and Chief Financial Officer         March 6, 2003
--------------------------------------      (Principal Financial Officer and Principal      ---------------------
          Steven W. Krablin                 Accounting Officer)



                                            Director
--------------------------------------                                                      ---------------------
           Hushang Ansary


      /s/ Robert E. Beauchamp               Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
         Robert E. Beauchamp


          /s/ Jon Gjedebo                   Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
             Jon Gjedebo


          /s/ Ben A. Guill                  Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
            Ben A. Guill


        /s/ Roger L. Jarvis                 Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
           Roger L. Jarvis


      /s/ William E. Macaulay               Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
         William E. Macaulay


      /s/ Frederick W. Pheasey              Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
        Frederick W. Pheasey


         /s/ Joel V. Staff                  Director                                           March 6, 2003
--------------------------------------                                                      ---------------------
            Joel V. Staff

                                 CERTIFICATIONS


I, Merrill A. Miller, Jr., certify that:


1. I have reviewed this annual report on Form 10-K of National-Oilwell, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 6, 2003

/s/ Merrill A. Miller, Jr.
---------------------------
Merrill A. Miller, Jr.
Chief Executive Officer

I, Steven W. Krablin, certify that:


1. I have reviewed this annual report on Form 10-K of National-Oilwell, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 6, 2003

/s/ Steven W. Krablin
---------------------
Steven W. Krablin
Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National-Oilwell, Inc.

     We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc., at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                              /s/ ERNST & YOUNG LLP

Houston, Texas
February 18, 2003

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                            December 31,      December 31,
                                                                                2002              2001
                                                                            ------------      ------------
                                          ASSETS

Current assets:
  Cash and cash equivalents                                                 $    118,338      $     43,220
  Receivables, net                                                               428,116           382,153
  Inventories                                                                    470,088           455,934
  Costs in excess of billings                                                     53,805                --
  Deferred income taxes                                                           26,783            16,825
  Prepaid and other current assets                                                17,938            10,434
                                                                            ------------      ------------
          Total current assets                                                 1,115,068           908,566

Property, plant and equipment, net                                               208,420           168,951
Deferred income taxes                                                             36,864            16,663
Goodwill, net                                                                    581,576           352,094
Property held for sale                                                             7,389            12,144
Other assets                                                                      19,345            13,278
                                                                            ------------      ------------
                                                                            $  1,968,662      $  1,471,696
                                                                            ============      ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                   --            10,213
  Accounts payable                                                               168,548           161,277
  Customer prepayments                                                             9,533             9,843
  Accrued compensation                                                             5,087            23,661
  Billings in excess of costs                                                     61,738                --
  Other accrued liabilities                                                      101,310            72,315
                                                                            ------------      ------------
          Total current liabilities                                              346,216           277,309

Long-term debt                                                                   594,637           300,000
Deferred income taxes                                                             54,612            20,380
Other liabilities                                                                 30,229             6,467
                                                                            ------------      ------------
          Total liabilities                                                    1,025,694           604,156

Commitments and contingencies

Minority interest                                                                  9,604                --

Stockholders' equity:

  Common stock - par value $.01; 81,014,713 and 80,902,882 shares
      issued and outstanding at December 31, 2002 and December 31, 2001              810               809
  Additional paid-in capital                                                     594,849           592,507
  Accumulated other comprehensive loss                                           (44,461)          (34,873)
  Retained earnings                                                              382,166           309,097
                                                                            ------------      ------------
                                                                                 933,364           867,540
                                                                            ------------      ------------
                                                                            $  1,968,662      $  1,471,696
                                                                            ============      ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Year Ended December 31,
                                                   --------------------------------------------------------
                                                        2002                 2001                 2000
                                                   --------------       --------------       --------------
Revenues                                           $    1,521,946       $    1,747,455       $    1,149,920

Cost of revenues:
     Cost of products and services sold                 1,160,082            1,319,621              884,774
     Merger related inventory write-offs                       --                   --               15,684
                                                   --------------       --------------       --------------

Gross profit                                              361,864              427,834              249,462

Selling, general, and administrative                      227,541              238,557              186,924
Special charge                                                 --                   --               14,082
                                                   --------------       --------------       --------------

Operating income                                          134,323              189,277               48,456

Interest and financial costs                              (27,279)             (24,929)             (19,069)
Interest income                                             2,638                1,775                2,908
Other income (expense), net                                 2,783                1,894               (5,258)
                                                   --------------       --------------       --------------

Income before income taxes                                112,465              168,017               27,037

Provision for income taxes                                 39,396               63,954               13,901
                                                   --------------       --------------       --------------

Net income                                         $       73,069       $      104,063       $       13,136
                                                   ==============       ==============       ==============

Net income per share:

   Basic                                           $         0.90       $         1.29       $         0.17
                                                   ==============       ==============       ==============
   Diluted                                         $         0.89       $         1.27       $         0.16
                                                   ==============       ==============       ==============

Weighted average shares outstanding:
  Basic                                                    80,974               80,813               79,325
                                                   ==============       ==============       ==============
  Diluted                                                  81,709               81,733               80,760
                                                   ==============       ==============       ==============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Year Ended December 31,
                                                                                  -----------------------------------------------
                                                                                     2002              2001               2000
                                                                                  -----------       -----------       -----------

Cash flow from operating activities:
  Net income                                                                      $    73,069       $   104,063       $    13,136
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                      25,048            38,873            35,034
    Provision for losses on receivables                                                 3,606             3,897             1,589
    Provision for deferred income taxes                                                11,446             7,847            (5,881)
    Gain on sale of assets                                                             (4,551)           (2,878)           (3,522)
    Foreign currency transaction (gain) loss                                              307               573            (1,397)
    Special charge                                                                         --                --            14,082
    Merger related inventory write-offs                                                    --                --            15,684
  Changes in assets and liabilities, net of acquisitions:
    Marketable securities                                                                  --                --            14,686
    Receivables                                                                        58,953           (74,700)          (65,619)
    Inventories                                                                        25,189           (71,906)          (27,219)
    Income taxes receivable                                                                --                --            12,888
    Prepaid and other current assets                                                   (2,960)            2,411            (4,802)
    Accounts payable                                                                  (32,031)          (23,357)           47,345
    Other assets/liabilities, net                                                     (54,035)          (20,199)          (19,391)
                                                                                  -----------       -----------       -----------
          Net cash provided (used) by operating activities                            104,041           (35,376)           26,613
                                                                                  -----------       -----------       -----------
Cash flow from investing activities:
  Purchases of property, plant and equipment                                          (24,805)          (27,358)          (24,561)
  Proceeds from sale of assets                                                         12,534             7,927             8,227
  Businesses acquired and investments in joint ventures, net of cash                 (213,052)          (38,517)          (48,208)
                                                                                  -----------       -----------       -----------
          Net cash used by investing activities                                      (225,323)          (57,948)          (64,542)
                                                                                  -----------       -----------       -----------
Cash flow from financing activities:
  Borrowings (payments) on line of credit                                              (7,798)          (60,226)           19,174
  Net proceeds from issuance of long-term debt                                        199,070           146,631                --
  Proceeds from stock options exercised                                                 2,343             9,286            14,247
  Other                                                                                 1,363                --              (662)
                                                                                  -----------       -----------       -----------

          Net cash provided by financing activities                                   194,978            95,691            32,759
                                                                                  -----------       -----------       -----------

Effect of exchange rate losses on cash                                                  1,422            (1,606)             (462)
                                                                                  -----------       -----------       -----------

Increase (decrease) in cash and equivalents                                            75,118               761            (5,632)
Cash and cash equivalents, beginning of year                                           43,220            42,459            48,091
                                                                                  -----------       -----------       -----------
Cash and cash equivalents, end of year                                            $   118,338       $    43,220       $    42,459
                                                                                  ===========       ===========       ===========

Supplemental disclosures of cash flow information:

Cash payments during the period for:
          Interest                                                                $    21,579       $    20,772       $    16,807
          Income taxes                                                                 45,615            26,775             7,333

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ACCUMULATED
                                                                      ADDITIONAL     OTHER
                                                          COMMON       PAID-IN    COMPREHENSIVE  RETAINED
                                                           STOCK       CAPITAL        LOSS       EARNINGS     TOTAL
                                                         ----------   ----------  ------------- ----------  ----------
Balance at December 31, 1999                             $      717   $  415,701   $  (11,923)  $  191,880  $  596,375
                                                         ----------   ----------   ----------   ----------  ----------
  Net income                                                                                        13,136      13,136
  Other comprehensive income
       Currency translation adjustments                                               (10,684)                 (10,684)
       Marketable securities valuation adjustment                                         749                      749
                                                                                                            ----------
           Comprehensive income                                                                                  3,201

  Stock issued for acquisition                                   79      153,948                               154,027
  Stock options exercised                                         9        8,580                                 8,589
  Tax benefit of options exercised                                         4,901                                 4,901
  Other                                                                       95                        18         113
                                                         ----------   ----------   ----------   ----------  ----------

Balance at December 31, 2000                             $      805   $  583,225   $  (21,858)  $  205,034  $  767,206
                                                         ----------   ----------   ----------   ----------  ----------
  Net income                                                                                       104,063     104,063
  Other comprehensive income
       Currency translation adjustments                                               (11,569)                 (11,569)
       Marketable securities valuation adjustment                                      (1,446)                  (1,446)
                                                                                                            ----------
           Comprehensive income                                                                                 91,048

  Stock options exercised                                         4        6,934                                 6,938
  Tax benefit of options exercised                                         2,348                                 2,348
                                                         ----------   ----------   ----------   ----------  ----------

Balance at December 31, 2001                             $      809   $  592,507   $  (34,873)  $  309,097  $  867,540
                                                         ==========   ==========   ==========   ==========  ==========

  Net income                                                                                        73,069      73,069
  Other comprehensive income
       Currency translation adjustments                                                 2,474                    2,474
       Interest rate contract                                                             886                      886
       Minimum liability of defined benefit plans                                     (12,948)                 (12,948)
                                                                                                            ----------
          Comprehensive income                                                                                  63,481

  Stock options exercised                                         1        2,014                                 2,015
  Tax benefit of options exercised                                           328                                   328
                                                         ----------   ----------   ----------   ----------  ----------

Balance at December 31, 2002                             $      810   $  594,849   $  (44,461)  $  382,166  $  933,364
                                                         ==========   ==========   ==========   ==========  ==========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS

We are a worldwide leader in the design, manufacture and sale of comprehensive systems, components, and products used in oil and gas drilling and production, as well as in distributing products and providing supply chain integration services to the upstream oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of National-Oilwell, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners reflected as minority interest in the accompanying balance sheet and their portion of net income
(loss) is included in other income (expense) in the accompanying statement of operations. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, and payables approximated fair value because of the relatively short maturity of these instruments. Cash equivalents include only those investments having a maturity date of three months or less at the time of purchase. The carrying values of other financial instruments approximate their respective fair values.

Derivative Financial Instruments

We record all derivative financial instruments at their fair value in our consolidated balance sheet. All derivative financial instruments we hold are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of derivative financial instruments are deferred and recognized in earnings as the underlying transactions occur. Because our derivative financial instruments are so closely related to the underlying transactions, hedge ineffectiveness is insignificant.

We use foreign currency forward contracts to mitigate our exposure to changes in foreign currency exchange rates on firm sale commitments to better match the local currency cost components of our fixed US dollar contracts. Such arrangements typically have terms between three months and one year, depending upon the customer's purchase order. We also use, from time to time, interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. These contracts are typically short term in nature. We do not use derivative financial instruments for trading or speculative purposes.

Inventories

Inventories consist of oilfield products, manufactured equipment, manufactured specialized drilling products and downhole motors and spare parts for manufactured equipment and drilling products. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. The amount reserved, which totaled $49.4 million and $49.1 million at December 31, 2002 and 2001, respectively, is the recorded cost of the inventory minus its estimated realizable value. Provisions for excess and obsolete inventories have been immaterial in recent years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method or declining balance method over the estimated useful lives of individual items. Depreciation expense was $25.0 million, $27.1 million and $24.7 million for the years ending December 31, 2002, 2001 and 2000.

Long-lived Assets

Effective January 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis.

Assets Held for Sale

In the course of integrating acquisitions and streamlining operations, we have closed certain manufacturing facilities. Facilities where we have a formal plan to sell the facility are classified as held for sale. We expect these facilities to be sold within the next 1 to 3 years. When we designate an asset as held for sale, we record its carrying value at the lower of its current carrying amount or the estimated fair value less costs to sell and stop recording depreciation expense.

Intangible Assets

Beginning in 2002, we adopted FAS 142 "Accounting for Goodwill and Other Intangible Assets" and accordingly stopped amortizing goodwill that arose from acquisitions before June 30, 2001. We also performed an impairment test as of the beginning of 2002 that indicated no impairment of goodwill or other intangibles. The effect of not amortizing goodwill and other intangibles in periods prior to adoption follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                       2002        2001        2000
                                                    ----------  ----------  ----------
Reported net income                                 $   73,069  $  104,063  $   13,136
Add back: Goodwill amortization, net of tax                 --      10,959       9,930
                                                    ----------  ----------  ----------
Adjusted net income                                 $   73,069  $  115,022  $   23,066

Adjusted net income per share:
               Basic                                $     0.90  $     1.42  $     0.29
               Diluted                              $     0.89  $     1.41  $     0.29

Weighted average shares outstanding:
               Basic                                    80,974      80,813      79,325
               Diluted                                  81,709      81,733      80,760

On at least an annual basis, we assess whether goodwill is impaired. Our annual impairment tests are performed at the beginning of the 4th quarter of each year. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. Fair value of the reporting units is determined based on internal management estimates.

Foreign Currency

The functional currency for our Canadian, United Kingdom, Norwegian, German, Netherlands and Australian operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan operations. Accordingly, certain assets are translated at historical exchange rates and all translation adjustments are included in income. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

Revenue Recognition

Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. We record revenue at the time the manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer and when collectibility is reasonably assured. We also recognize revenue on bill-and-hold transactions where the product has been completed and is ready to be shipped, however at the customer's request, we store the product on the customers' behalf for a brief period of time, typically less than one year. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed and as rental charges are incurred.

Revenues for the construction of large rig packages are reported on the percentage of completion method of accounting. Revenues and gross profit are recognized as work is performed based upon the relationship between actual costs incurred and total expected costs at completion. All known or anticipated losses on contracts are provided for immediately in earnings.

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral, but may require letters of credit for certain international sales. We maintain an allowance for doubtful accounts for accounts receivables by providing for specifically identified accounts where collectibility is doubtful and an additional allowance based on the aging of the receivables compared to past experience and current trends. Accounts receivable are net of allowances for doubtful accounts of approximately $12.6 million and $9.1 million at December 31, 2002 and December 31, 2001, respectively.

Stock-Based Compensation

We use the intrinsic value method in accounting for our stock-based employee compensation plans.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses disposal activities and termination costs in exiting an activity. These pronouncements are generally effective January 1, 2003. The Company believes the adoption of these new accounting pronouncements will not have a significant impact on its results of operations or financial position.

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                  2002        2001        2000
                                               ----------  ----------  ----------
Denominator for basic earnings per
 share - weighted average                          80,974      80,813      79,325

Effect of dilutive securities:
 Employee stock options                               735         920       1,435
                                               ----------  ----------  ----------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions                    81,709      81,733      80,760
                                               ==========  ==========  ==========

2. ACQUISITIONS

Year 2002

On December 18, 2002, we completed a cash tender offer for 92% of the common shares of Hydralift ASA, a Norwegian based company specializing in the offshore drilling equipment industry. By December 31, 2002, we had substantially completed the acquisition of the remaining shares for a total purchase price, including the assumption of debt, of approximately $300 million. The results of Hydralift's operations have been included in our income statement since the acquisition date.

As a result of this acquisition, we strengthened our position in the offshore drilling market and gained access to new product lines that complement our existing product offerings. The combination of our product offerings will open new markets to us, particularly within the FPSO (floating production storage and offloading) market.

The purchase price will be allocated to the assets acquired and liabilities assumed based on their relative fair values. A preliminary allocation of the purchase price follows (in thousands):

     Assets acquired:

          Cash                                              $  47,387
          Other current assets                                138,709
          Fixed assets                                         28,626
          Other                                                24,920
          Goodwill and other intangible assets                221,073
                                                            ---------
                                                              460,715
     Liabilities assumed:

          Current liabilities                                  95,223
          Debt obligations                                     93,101
          Other                                                27,390
                                                            ---------
                                                              215,714

     Net assets acquired                                    $ 245,001
                                                            =========

The final allocation of the purchase price will be based upon independent appraisals and other valuations and may reflect other actions including product line rationalizations or other actions. All of the goodwill from this acquisition will be allocated to the Products and Technology segment and will be fully deductible for tax purposes.

The following unaudited pro forma information assumes the acquisition of Hydralift had occurred as of the beginning of each year shown (in thousands):

                                               2002                    2001
                                           -----------             -----------
                  Revenues                 $ 1,862,372             $ 2,003,995
                  Net income                    87,148                 116,718
                  Per diluted share        $      1.07             $      1.43

Adjustments made to derive the pro forma data relate principally to acquisition financing. These results are not necessarily indicative of what actually would have occurred if the acquisition had happened as of the beginning of 2002 or 2001 nor are they indicative of future results. The estimated effects of cost reductions arising from the acquisition of Hydralift have been excluded.

In January 2002, we also completed the acquisition of the assets and business of HAL Oilfield Pump & Equipment Company for approximately $16 million. This business, which designs, manufactures and distributes centrifugal pumps, pump packages and expendable parts, is complementary to our Mission pump product line. Goodwill related to this acquisition was approximately $10 million and is fully deductible for tax purposes.

During 2002 we also acquired two other businesses for approximately $1.2 million in cash.

Year 2001

In 2001, we acquired nine companies for an aggregate of $51 million in cash. Individual purchase prices ranged from $0.6 million to $16.5 million. Each of these acquisitions enhanced or expanded our market position within each of our segments. Five of these acquisitions related to our Products and Technology segment, including Integrated Power Systems, Maritime Hydraulics (Canada) Ltd., Tech Power Controls Company, Houston Scientific International, Inc. and Rigquip UK business and related assets. The remaining acquisitions, including Demij (a Netherlands distribution company), Rye Supply Company, Inc., Texas Oil Works Supply, Inc. and Well-Serv, Inc. related to our Distribution segment. Aggregate goodwill relating to these acquisitions was $30 million and approximately half of this amount is deductible for tax purposes.

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

Subsequent Events

On January 2, 2003, we acquired LSI, a Houston, Texas based distributor of specialty electrical products, for approximately $13 million. This transaction generated approximately $6 million in goodwill and is complementary to our distribution services business.

On January 16, 2003 we acquired the Mono pumping products business from Halliburton Energy Services for approximately $89 million, consisting of $22.7 million in cash and 3.2 million shares of our common stock. This transaction, which consisted of purchasing all the outstanding stock of Monoflo, Inc. in the United States and Mono Group in the United Kingdom, generated approximately $46 million in goodwill.

3. INVENTORIES

         Inventories consist of (in thousands):


                                             DECEMBER 31,    DECEMBER 31,
                                                2002            2001
                                             ------------    ------------
Raw materials and supplies                    $   60,699      $   39,272
Work in process                                  109,924         101,376
Finished goods and purchased products            299,465         315,286
                                              ----------      ----------
                      Total                   $  470,088      $  455,934
                                              ==========      ==========


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of (in thousands):

                                          ESTIMATED          DECEMBER 31,   DECEMBER 31,
                                        USEFUL LIVES             2002           2001
                                       --------------        ------------   ------------
Land and improvements                    2-20 Years          $     11,927   $     9,557
Buildings and improvements               5-31 Years                74,610        53,268
Machinery and equipment                  5-12 Years               111,652        89,268
Computer and office equipment            3-10 Years                92,794        73,322
Rental equipment                          1-7 Years                77,328        63,971
                                                             ------------   -----------
                                                                  368,311       289,386
     Less accumulated depreciation                               (159,891)     (120,435)
                                                             ------------   -----------
                                                             $    208,420   $   168,951
                                                             ============   ===========

5. LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                                             DECEMBER 31,    DECEMBER 31,
                                                2002            2001
                                             ------------    ------------
      Credit facilities                      $    94,637     $    10,213
      6.875% senior notes                        150,000         150,000
      6.50% senior notes                         150,000         150,000
      5.65% senior notes                         200,000              --
                                             -----------     -----------
                                                 594,637         310,213
           Less current portion                       --          10,213
                                             -----------     -----------
                                             $   594,637     $   300,000
                                             ===========     ===========

In November 2002, we sold $200 million of 5.65 % unsecured senior notes due November 15, 2012. Proceeds were used to acquire Hydralift ASA. Interest is payable on May 15 and November 15 of each year. In March 2001, we sold $150 million of 6.50 % unsecured senior notes due March 15, 2011, with interest payable on March 15 and September 15 of each year. In

June 1998, we sold $150 million of 6.875 % unsecured senior notes due July 1, 2005, with interest payments due annually on January 1 and July 1.

On July 30, 2002, we replaced the existing credit facility with a new three-year unsecured $175 million revolving credit facility. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $22.0 million were outstanding at December 31, 2002. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees which will be amortized to expense over the term of the facility.

The senior notes contain reporting covenants and the credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at December 31, 2002.

We also have additional credit facilities totaling $223 million that are used primarily for acquisitions, general corporate purposes and letters of credit. Recently acquired Hydralift ASA represents $152 million of these facilities. These multi-currency Hydralift committed facilities are secured by a guarantee, contain financial covenants and expire in 2006. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. Borrowings against these additional credit facilities totaled $93 million at December 31, 2002 and an additional $39 million had been used for letters of credit and guarantees.

6. PENSION PLANS

National Oilwell and its consolidated subsidiaries have pension plans covering substantially all of its employees. Defined-contribution pension plans cover most of the U.S. and Canadian employees and are based on years of service, a percentage of current earnings and matching of employee contributions. For the years ended December 31, 2002, 2001 and 2000, pension expense for defined-contribution plans was $9.1 million, $6.0 million and $4.2 million, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies also participate in defined benefit plans in the United States which have been retained by National Oilwell subsidiaries but which no longer accrue benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom have a defined benefit pension plan whose participants are primarily retired and terminated employees who are no longer accruing benefits. In addition, approximately 160 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Pension assets are principally invested in a fixed income bond fund, equity securities, United Kingdom government securities and cash deposits.

The change in benefit obligation, plan assets and the funded status of the defined pension plans in the United States and the United Kingdom, and defined postretirement plans in the United States, follows:



                                                                Pension benefits            Postretirement benefits
                                                          ----------------------------    ----------------------------
                      At year end                             2002            2001            2002            2001
                                                          ------------    ------------    ------------    ------------
                    (in thousands)

Benefit obligation at beginning of year                   $     49,605    $     46,511    $      7,416    $      3,107
  Service cost                                                     274             173              40              21
  Interest cost                                                  3,336           3,457             552             506
  Actuarial (gain) loss                                         10,973           1,272           1,094           4,079
  Benefits paid                                                 (2,996)         (2,186)           (645)           (503)
  Retiree contributions                                            161              99              32              --
  Other                                                          3,357             279              --             206
                                                          ------------    ------------    ------------    ------------
BENEFIT OBLIGATION AT END OF YEAR                         $     64,710    $     49,605    $      8,489    $      7,416
                                                          ------------    ------------    ------------    ------------

Fair value of plan assets at beginning of year            $     51,211    $     60,062    $         --    $         --
  Actual return                                                 (9,335)         (7,715)             --              --
  Benefits paid                                                 (2,996)         (2,186)           (645)           (503)
  Contributions                                                  1,621             450             645             503
  Other                                                          4,174             600              --              --
                                                          ------------    ------------    ------------    ------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                  $     44,675    $     51,211              --              --
                                                          ------------    ------------    ------------    ------------

  Funded status                                           $    (20,035)   $      1,606          (8,489)         (7,416)
  Unrecognized actuarial net loss/ (gain)                       31,815           7,662           4,270           3,389
  Prior service costs not yet recognized                           281             303             213             257
  Minimum pension liability                                    (19,698)             --              --              --
  Other                                                        (10,543)         (9,223)
                                                          ------------    ------------    ------------    ------------
PREPAID (ACCRUED) BENEFIT COST                            $    (18,180)   $        348          (4,006)         (3,770)
                                                          ------------    ------------    ------------    ------------

Significant assumptions used for the plans follow:

                                                                  Pension benefits               Postretirement benefits
                                                          -------------------------------     -----------------------------
                      For the year                         2002         2001       2000        2002       2001        2000
                                                          -------     -------     -------     -------    -------    -------

Weighted average assumptions:
     Discount rate                                            5.8%        6.5%        7.5%        6.5%       6.9%       7.6%
     Expected long-term rate of return                        6.3%        7.0%        8.0%        n/a        n/a        n/a
     Rate of compensation increase                            4.0%       4.25%        5.0%        n/a        n/a        n/a


A 17% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, decreasing by approximately 3% points per year to 5.5% in 2007, with 5.5% increases per year thereafter.

Net periodic benefit cost (credit):

                                                                 Pension benefits                Postretirement benefits
                                                          -------------------------------     -----------------------------
                      For the year                          2002       2001        2000         2002      2001        2000
                                                          -------     -------     -------     -------    -------    -------
                     (in thousands)
  Service cost - benefits earned during the period        $   422     $    --     $   108     $    40    $    21    $    16
  Interest cost on projected benefit obligation             3,313       1,194       1,186         552        506        232
  Expected return on plan assets                           (3,886)     (1,183)     (1,280)         --         --         --
  Net amortization and deferral                                74          46          (8)        257        178        (13)
                                                          -------     -------     -------     -------    -------    -------
NET PERIODIC BENEFIT COST (CREDIT)                        $   (77)    $    57     $     6     $   849    $   705    $   235
                                                          =======     =======     =======     =======    =======    =======


Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                        1% Point Increase                     1% Point Decrease
                                                                        -----------------                     -----------------
                              (in thousands)
Effect on total of service and interest cost components in 2002           $      47                                 $  (40)

Effect on postretirement benefit obligation at year-end 2002              $     770                                 $ (655)

In addition, our subsidiaries in Norway have defined benefit pension plans. The pension plan assets are invested primarily in equity securities, overseas bonds, real estate and cash deposits. At December 31, 2002, the plan assets at fair market value and the projected benefit obligation were approximately $12.0 million.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

      The components of other comprehensive loss are as follows (in thousands):

                                                      Cumulative                              Cumulative
                                   Change in           Currency                               Marketable
                                    Minimum           Translation          Interest          Securities
                               Pension Liability       Adjustment        Rate Contract       Valuation Adj.          TOTAL
                               -----------------    ----------------    ----------------    ----------------    ----------------
Balance at December 31, 1999    $             --    $        (12,639)   $             --    $            716    $        (11,923)

Current period activity                                      (10,684)                                  1,136              (9,548)
Tax effect                                                                                              (387)               (387)
                               -----------------    ----------------    ----------------    ----------------    ----------------

Balance at December 31, 2000                  --             (23,323)                 --               1,465             (21,858)

Current period activity                                      (11,569)                                 (2,191)            (13,760)
Tax effect                                                                                               745                 745
                               -----------------    ----------------    ----------------    ----------------    ----------------
Balance at December 31, 2001                  --             (34,892)                 --                  19             (34,873)
                               -----------------    ----------------    ----------------    ----------------    ----------------

Current period activity                  (19,698)              2,474               1,363                                 (15,861)
Tax effect                                 6,750                                    (477)                                  6,273
                                ----------------    ----------------    ----------------    ----------------    ----------------
Balance at December 31, 2002    $        (12,948)   $        (32,418)   $            886    $             19    $        (44,461)
                                ================    ================    ================    ================    ================

8. COMMITMENTS AND CONTINGENCIES

We lease land, buildings, storage facilities, vehicles, data processing equipment and software under operating leases expiring in various years through 2012. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $21.2 million, $19.0 million and $12.6 million. Our minimum rental commitments for operating leases at December 31, 2002 were as follows: 2003 - $17.7 million; 2004 - $13.8 million; 2005 - $9.9 million; 2006 - $6.8 million; 2007 - $5.8 million and subsequent to 2007 - $9.7 million.

We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2002 cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, liquidity or results of operations.

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder could not result in additional, presently unquantifiable costs or liabilities to us.

9. COMMON STOCK

National Oilwell has authorized 150 million shares of $.01 par value common stock. We also have authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Under the terms of National Oilwell's Stock Award and Long-Term Incentive Plan, as amended, 8.4 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire five or ten years from the date of grant. The purchase price of options granted may not be less than the market price of National Oilwell common stock on the date of grant. At December 31, 2002, approximately 4.2 million shares were available for future grants.

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

Options outstanding at December 31, 2002 under the stock option plans have exercise prices between $5.62 and $40.50 per share, and expire at various dates from February 19, 2003 to August 15, 2012.

The following summarizes options activity:

                                                                YEARS ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------------------
                                          2002                             2001                            2000
                               ---------------------------     ----------------------------     ---------------------------
                                                 AVERAGE                         AVERAGE                         AVERAGE
                                 NUMBER OF       EXERCISE        NUMBER OF       EXERCISE        NUMBER OF       EXERCISE
                                  SHARES          PRICE           SHARES          PRICE            SHARES         PRICE
                               ------------   ------------     ------------    ------------     ------------   ------------
Shares under option at            3,094,160   $      22.95        2,792,585    $      16.50        2,041,204   $      14.59
   beginning of year
Granted                             977,500          18.53          911,626           40.50          758,961          23.56
Options from acquisitions                --             --               --              --        1,006,342          10.52
Cancelled                          (133,465)         28.54         (218,086)          25.47          (86,425)         14.10
Exercised                          (147,699)         13.52         (391,965)          16.39         (927,497)         11.80
                               ------------   ------------     ------------    ------------     ------------   ------------
Shares under option at            3,790,496   $      21.99        3,094,160    $      22.95        2,792,585   $      16.50
   end of year
Exercisable at end of year        2,119,692   $      18.71        1,474,833    $      15.68        1,097,327   $      13.73
                               ============   ============     ============    ============     ============   ============

The following summarizes information about stock options outstanding as of December 31, 2002:

                                                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                  WEIGHTED-AVG.    ---------------------------------    --------------------------------
     RANGE OF                      REMAINING                           WEIGHTED-AVG.                      WEIGHTED-AVG.
   EXERCISE PRICE               CONTRACTUAL LIFE        SHARES        EXERCISE PRICE        SHARES        EXERCISE PRICE
---------------------           ----------------   ----------------  ---------------   ---------------   ---------------
$ 5.62 to $10.52                            2.98         1,131,451   $         10.21         1,131,451   $         10.21

$11.45 to $21.70                            8.57         1,049,425             18.21           111,925             15.56

$22.56 to $40.50                            6.55         1,609,620             32.73           876,316             30.10
                                 ---------------   ---------------   ---------------   ---------------   ---------------
     Totals                                 6.04         3,790,496   $         21.99         2,119,692   $         18.71
                                 ===============   ===============   ===============   ===============   ===============

The weighted average fair value of options granted during 2002, 2001 and 2000 was approximately $8.95, $22.04, and $15.70 per share, respectively, as determined using the Black-Scholes option-pricing model. Assuming that we had accounted for our stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option's vesting period, our net income and net income per share would have been (in thousands, except per share data):

                                                        YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------
                                                 2002             2001            2000
                                             ------------     ------------     ------------

          Net income:
               As reported                   $     73,069     $    104,063     $     13,136
               Pro forma                     $     63,926     $     94,227     $      5,584

          Basic net income per share:
               As reported                   $       0.90     $       1.29     $       0.17
               Pro forma                             0.79             1.17             0.07

          Diluted net income per share:
               As reported                   $       0.89     $       1.27     $       0.16
               Pro forma                             0.78             1.15             0.07

These pro forma results may not be indicative of future effects.

The assumptions used in the Black-Scholes option-pricing model were:

                       ASSUMPTIONS                       2002           2001          2000
            -----------------------------------       ----------     ---------      --------
            Risk-free interest rate                         2.4%          6.3%          4.7%
            Expected dividend                                --            --            --
            Expected option life (years)                      5             5             4
            Expected volatility                              54%           55%           94%

The Company evaluates annually the grant of options to eligible participants and in February 2003, 977,500 options to purchase shares of common stock were granted at an exercise price of $20.14, the fair value of the common stock at the date of grant.

10. INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

                 DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                     2002             2001             2000
                 ------------     ------------     ------------
Domestic         $     45,716     $    101,700     $    (10,555)
Foreign                66,749           66,317           37,592
                 ------------     ------------     ------------
                 $    112,465     $    168,017     $     27,037
                 ============     ============     ============

         The components of the provision (benefit) for income taxes consisted of (in thousands):

                         DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                             2002             2001              2000
                         ------------     ------------      ------------

Current:
    Federal              $     11,315     $     32,222      $      5,401
    State                         909              581               123
    Foreign                    15,726           23,304            14,258
                         ------------     ------------      ------------
                               27,950           56,107            19,782
                         ------------     ------------      ------------
Deferred:
    Federal                     4,888            4,925            (6,757)
    State                       1,144              391              (507)
    Foreign                     5,414            2,531             1,383
                         ------------     ------------      ------------
                               11,446            7,847            (5,881)
                         ------------     ------------      ------------
                         $     39,396     $     63,954      $     13,901
                         ============     ============      ============

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                              DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                                  2002                2001                 2000
                                                            ---------------      ---------------      ---------------
Federal income tax at statutory rate                        $        39,363      $        58,806      $         9,462
Foreign income tax rate differential                                 (2,990)               1,405                  781
State income tax, net of federal benefit                                556                  299                  336
Tax benefit of foreign sales income                                  (1,580)              (1,575)              (1,492)
Nondeductible expenses                                                1,053                2,423                4,626
Foreign dividends net of FTCs                                         1,176               (1,967)              (1,046)
Net operating loss carryforwards                                         --                2,948                1,744
Change in deferred tax valuation allowance                              400                1,223                 (606)
Prior year taxes                                                      1,126                   --                   --
Other                                                                   292                  392                   96
                                                            ---------------      ---------------      ---------------
                                                            $        39,396      $        63,954      $        13,901
                                                            ===============      ===============      ===============

         Significant components of National Oilwell's deferred tax assets and liabilities were as follows (in thousands):

                                                                             DECEMBER 31,        DECEMBER 31,
                                                                                2002                 2001
                                                                           ---------------      ---------------

Deferred tax assets:
    Allowances and operating liabilities                                   $        29,047      $         9,408
    Net operating loss carryforwards                                                23,891               16,107
    Foreign tax credit carryforwards                                                15,082               13,580
    Capital loss carryforward                                                        3,527                3,527
    Other                                                                           22,012               20,378
                                                                           ---------------      ---------------
             Total deferred tax assets                                              93,559               63,000
             Valuation allowance for deferred tax assets                           (29,912)             (29,512)
                                                                           ---------------      ---------------
                                                                                    63,647               33,488
                                                                           ---------------      ---------------
Deferred tax liabilities:
    Tax over book depreciation                                                      14,168               10,366
    Operating and other assets                                                      31,688                   --
    Other                                                                            8,756               10,014
                                                                           ---------------      ---------------
             Total deferred tax liabilities                                         54,612               20,380
                                                                           ---------------      ---------------
             Net deferred tax assets                                       $         9,035      $        13,108
                                                                           ===============      ===============

In the United States, the Company has $12.0 million of net operating loss carryforwards as of December 31, 2002, which expire at various dates through 2017. These operating losses were acquired primarily in the combination with Dreco Energy Services, Ltd. and are associated with Dreco's US subsidiary. As a result of share exchanges occurring since the date of the combination resulting in a more than 50% aggregate change in the beneficial ownership of Dreco, the availability of these loss carryforwards to reduce future United States federal taxable income may have become subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended. In addition, these net operating losses can only be used to offset separate company taxable income of Dreco's US subsidiary. Since the ultimate realization of these net operating losses is uncertain, the related potential benefit of $4.2 million has been recorded with a $2.8 million valuation allowance. Future income tax expense will be reduced if the Company ultimately realizes the benefit of these net operating losses.

Also in the United States, the Company has $9.1 million of capital loss carryforwards as of December 31, 2002, which expire at various dates through 2005. The related potential benefit of $3.5 million has been recorded with a valuation allowance of $3.5 million. These capital losses are not available to reduce future operating income but are expected to be realized as deductions against future capital gains. The Company has $ 15.1 million of excess foreign tax credits as of December 31, 2002, which expire at various dates through 2006. These credits have been allotted a valuation allowance of $ 14.1 million and would be realized as a reduction of future income tax expense.

Outside the United States, the company has $67.5 million of net operating loss carryforwards as of December 31, 2002. Of this amount, $65.3 million will expire at various dates through 2012 and $2.2 million is available indefinitely. The related potential benefit available of $19.7 million has been recorded with a valuation allowance of $9.6 million. If the Company ultimately realizes the benefit of these net operating losses, $9.4 million would reduce goodwill and other intangible assets and $10.3 million would reduce income tax expense.

The deferred tax valuation allowance increased $0.4 million for the period ending December 31, 2002 and $1.2 million for the period ending December 31, 2001. These increases resulted primarily from the recognition of additional excess foreign tax credits that may not be realized in the future. National-Oilwell's deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company's foreign subsidiaries amounted to $193.4 million and $149.2 million at December 31, 2002 and December 31, 2001, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in either U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $23.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

11. SPECIAL CHARGE

During 2000, we recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

         Direct transaction costs                              $  6.6
         Severance                                                6.4
         Facility closures                                        1.5
                                                               ------
                                                                 14.5
         Prior year reversal                                     (0.4)
                                                               ------
                                                               $ 14.1
                                                               ------

The cash and non-cash elements of the charge approximated $13 million and $1.1 million, respectively. All direct cash outlays have been spent. Facility closure costs consisted of lease cancellation costs and impairment of a closed manufacturing facility that is classified with "Property held for sale" on our balance sheet. All of this charge is applicable to the Products and Technology business segment.

12. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2002.

Summarized financial information is as follows (in thousands):

Business Segments

                                            PRODUCTS AND       DISTRIBUTION     CORPORATE/
                                             TECHNOLOGY          SERVICES      ELIMINATIONS            TOTAL
                                           -------------       ------------    ------------        -------------

DECEMBER 31, 2002
Revenues from:
    Unaffiliated customers                 $     837,750       $    684,196    $         --        $   1,521,946
    Intersegment sales                            79,500              1,978         (81,478)                  --
                                           -------------       ------------    ------------        -------------
        Total revenues                           917,250            686,174         (81,478)           1,521,946
Operating income (loss)                          127,011             18,083         (10,771)             134,323
Capital expenditures                              19,849              3,612           1,344               24,805
Depreciation and amortization                     19,340              4,883             825               25,048
Goodwill                                         560,235             16,457           4,884              581,576
Identifiable assets                            1,640,171            266,663          61,828            1,968,662

DECEMBER 31, 2001
Revenues from:
    Unaffiliated customers                 $   1,041,614       $    705,817    $         24        $   1,747,455
    Intersegment sales                            79,305              2,001         (81,306)                  --
                                           -------------       ------------    ------------        -------------
        Total revenues                         1,120,919            707,818         (81,282)           1,747,455
Operating income (loss)                          171,013             28,473         (10,209)             189,277
Capital expenditures                              22,170              4,066           1,122               27,358
Depreciation and amortization                     31,882              6,428             563               38,873
Goodwill                                         332,121             15,089           4,884              352,094
Identifiable assets                            1,178,118            260,212          33,366            1,471,696

DECEMBER 31, 2000
Revenues from:
    Unaffiliated customers                 $     629,967       $    519,911    $         42        $   1,149,920
    Intersegment sales                            53,500              1,362         (54,862)                  --
                                           -------------       ------------    ------------        -------------
        Total revenues                           683,467            521,273         (54,820)           1,149,920
Operating income (loss)                           60,992 (2)         12,884         (25,420) (1)          48,456 (1)(2)
Capital expenditures                              14,960              7,387           2,214               24,561
Depreciation and amortization                     28,712              5,985             337               35,034
Goodwill                                         313,468             10,843           5,029              329,340
Identifiable assets                            1,001,391            223,973          53,530            1,278,894

(1) Includes a special charge of $14,082 for 2000 related to the merger with IRI.

(2) Includes $15,684 of inventory write-offs related to the merger with IRI.

Geographic Areas:

                                        UNITED                                UNITED
                                        STATES       CANADA       NORWAY      KINGDOM       OTHER     ELIMINATIONS     TOTAL
                                      -----------  -----------  -----------  -----------  ----------- ------------   -----------
DECEMBER 31, 2002
Revenues from:
    Unaffiliated customers            $ 1,054,956  $   254,361  $    86,169  $    44,733  $    81,727  $        --   $ 1,521,946
    Interarea sales                       108,191       59,370       18,561        7,393        1,199     (194,714)           --
                                      -----------  -----------  -----------  -----------  -----------  -----------   -----------
        Total revenues                  1,163,147      313,731      104,730       52,126       82,926     (194,714)    1,521,946
Long-lived assets                         618,501      423,029      787,505       48,525       91,102           --     1,968,662

DECEMBER 31, 2001
Revenues from:
    Unaffiliated customers            $ 1,280,598  $   337,447  $    38,171  $    42,978  $    48,261  $        --   $ 1,747,455
    Interarea sales                       129,525       45,890       11,591        7,421          445     (194,872)           --
                                      -----------  -----------  -----------  -----------  -----------  -----------   -----------
        Total revenues                  1,410,123      383,337       49,762       50,399       48,706     (194,872)    1,747,455
Long-lived assets                         768,160      379,976      223,747       49,750       50,063           --     1,471,696

DECEMBER 31, 2000
Revenues from:
    Unaffiliated customers            $   799,415  $   239,940  $    31,961  $    48,050  $    30,554  $        --   $ 1,149,920
    Interarea sales                        43,521       28,302        3,786        4,796          737      (81,142)           --
                                      -----------  -----------  -----------  -----------  -----------  -----------   -----------
        Total revenues                    842,936      268,242       35,747       52,846       31,291      (81,142)    1,149,920
Long-lived assets                         646,210      338,319      216,866       44,633       32,866           --     1,278,894

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results were as follows (in thousands, except per share data):

                                      1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                                      -----------   -----------   -----------   -----------  -----------
YEAR ENDED DECEMBER 31, 2002
Revenues                              $  388,986    $  372,390     $ 366,929     $ 393,641   $ 1,521,946
Gross Profit                              93,045        87,404        88,533        92,882       361,864
Income before taxes                       33,102        26,501        27,743        25,119       112,465
Net income                                21,185        16,961        17,756        17,167        73,069

Net income per basic share                  0.26          0.21          0.22          0.21          0.90
Net income per diluted share                0.26          0.21          0.22          0.21          0.89

YEAR ENDED DECEMBER 31, 2001
Revenues                              $  360,272    $  434,628     $ 486,812     $ 465,743   $ 1,747,455
Gross Profit                              91,173       103,494       119,905       113,262       427,834
Income before taxes                       34,640        40,805        47,369        45,203       168,017
Net income                                21,478        25,299        28,938        28,348       104,063

Net income per basic share                  0.27          0.31          0.36          0.35          1.29
Net income per diluted share                0.26          0.31          0.36          0.35          1.27

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 2.1           Combination Agreement between National-Oilwell, Inc. and
               Hydralift ASA regarding the transaction announced October 11,
               2002 (Exhibit 2.1) (5)

 3.1           Amended and Restated Certificate of Incorporation of
               National-Oilwell, Inc. (Exhibit 3.1) (1)

 3.2           By-laws of National-Oilwell, Inc.

10.1           Employment Agreement dated as of January 1, 2002 between Merrill
               A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2)

10.2           Employment Agreement dated as of January 1, 2002 between Dwight
               W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman
               (Exhibit 10.2) (2)

10.3           Employment Agreement dated as of June 28, 2000 between Gary W.
               Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2)

10.4           Amended and Restated Stock Award and Long-Term Incentive Plan
               (Exhibit 10.1) (3)*

10.5           Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3)

10.6           Employment Agreement dated as of March 1, 2000 between Jon
               Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (4)

10.7           Non-competition Agreement dated as of June 28, 2000 between
               Hushang Ansary and National Oilwell (Exhibit 10.9) (4)

21.1           Subsidiaries of the Company

23.1           Consent of Ernst & Young LLP

24.1           Power of Attorney (included on signature page hereto)

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002