Form 10-K/A
period 2002-12-31
NATIONAL OILWELL INC
filed 2003-04-14
CIK 1021860

================================================================================
                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

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

                              10000 RICHMOND AVENUE
                                 HOUSTON, TEXAS
                                   77042-4200
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (713) 346-7500
              -----------------------------------------------------
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

ITEM 1. BUSINESS

GENERAL

National Oilwell designs, manufactures and sells comprehensive systems, components, and products used in oil and gas drilling and production, as well as distributes products and provides services to the exploration and production segment of the oil and gas industry.

Our Products and Technology segment designs and manufactures complete land drilling and workover rigs, as well as drilling related systems on offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks (the hoisting winch used to raise and lower drill pipe), mud pumps (used to circulate drilling fluids), top drives (used to turn drill pipe) derricks, cranes, jacking and mooring systems (used to raise, lower and anchor offshore jackup drilling rigs), and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets.

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

Expanding our Non-Capital Products Business

Our non-capital equipment revenues continue to represent over half of our products and technology business. We rent and sell high-performance drilling motors and downhole tools and in the manufacture of certain expendable products and spare parts needed in the drilling and production process. We believe additional expansion in the non-capital upstream oil and gas industry would be beneficial to our business and our customers.

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

Continuing our Acquisitions Strategy

We believe the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and integrated product offerings. From 1997 through January 2003, National Oilwell has made a total of thirty-two acquisitions and plans to continue to participate in this trend. While none of our individual acquisitions have materially affected the development of our current business or the results of our operations, the aggregate effect has positively impacted our ability to provide complete drilling equipment systems to our customers.

OPERATIONS

Products and Technology

National Oilwell designs, manufactures and sells drilling systems and components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. Mechanical components include drawworks, mud pumps, top drives, solids control equipment (used to remove particulates from drilling fluids), traveling equipment (hooks and blocks used to hoist and lower drill pipe) and rotary tables (used to rotate drill pipe). These components are essential to pump fluids and hoist, support and rotate the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling. This equipment is installed on new rigs and often replaced during the upgrade and refurbishment of existing rigs.

We design and manufacture masts, derricks and substructures for use on land rigs and on fixed and mobile offshore platforms suitable for drilling applications to depths of up to 30,000 feet or more. Other products include cranes, jacking and mooring systems, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers' pumps. Our business includes the sale of replacement parts for our own manufactured machinery and equipment.

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

While offering a complete line of conventional rigs, National Oilwell has extensive experience in providing rig designs to satisfy requirements for harsh or specialized environments. Such products include drilling and well servicing rigs designed for the Arctic, highly mobile drilling and well servicing rigs for jungle and desert use, modular well servicing rigs for offshore platforms and modular drilling facilities for North Sea platforms. We also design and produce fully integrated drilling equipment packages for offshore rigs.

National Oilwell designs and manufactures drilling motors, drilling jars and specialized drilling tools for rent and sale. We also design and manufacture a complete line of fishing tools used to remove objects stuck in the wellbore.

Distribution Services

National Oilwell provides distribution services through its network of approximately 150 distribution service centers. National Oilwell's distribution service centers are located throughout the oil and gas producing regions of North America, with 105 in the United States, 40 in Canada, and the remainder in various international locations. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for our proprietary equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, our distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, we believe we have a competitive advantage in the distribution services business by distributing products manufactured by us and from the association of this business with our Products and Technology segment.

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

Competition

The oilfield services and equipment industry is highly competitive and our revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. National Oilwell's Products and Technology business segment competes with several companies in North America that have drilling products that compete directly with certain of our products. National Oilwell's Distribution Services business segment faces competition from various smaller regional competitors who leverage geographic strength in a particular market area, as well as other multinational distribution companies utilizing pricing power to compete. None of these competing companies dominante in any of the business segments in which we operate.

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

Demand for Our Products is Dependent Upon the Price of Oil and Gas and the Willingness to Explore and Produce Oil and Gas.

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

The Price of Oil and Gas Affect Companies' Decisions to Explore and Produce Oil and Gas, and as a Result Affect Demand for Our Products.

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

Competition in our Industry Could Ultimately Lead to Lower Revenues and
Earnings.

The oilfield products and services industry is highly competitive. The following competitive actions can each affect our revenues and earnings:

         o        price changes;

         o        new product and technology introductions; and

         o        improvements in availability and delivery.

National Oilwell's Products and Technology business segment competes with several companies in North America that have drilling products that compete directly with certain of our products. National Oilwell's Distribution Services business segment faces competition from various smaller regional competitors who leverage geographic strength in a particular market area, as well as other multinational distribution companies utilizing pricing power to compete. None of these competing companies dominate any of the business segments in which we operate.

Because Some of Our Products are Used in Potentially Hazardous Activities, We Face Potential Product Liability and Warranty Claims.

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

The Location of Some of our Customers in Foreign Markets that may have Unstable Economies or Governments may have a Negative Impact on Our Revenues and Operating Results. Some of our revenues depend upon customers in the Middle East, Africa, Southeast Asia, South America and other international markets. These revenues are subject to risks of instability of foreign economies and governments. Laws and regulations limiting exports to particular countries can affect our sales, and sometimes export laws and regulations of one jurisdiction contradict those of another.

National-Oilwell Sells Products and Services Outside the United States. Changes in Foreign Currency Exchange Rates Could Have a Negative Impact on our Revenues and Operating Results.

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

Our Growth May Cause Difficulties Integrating Operations that We Acquire.

National Oilwell has acquired 32 companies since April 1997, including nine in 2001 and four in 2002. In addition, we acquired two other companies in January 2003. We do not know whether suitable acquisition candidates will be available on reasonable terms or if we will have access to adequate funds to complete any desired acquisition. In addition, we may not be able to successfully integrate the operations of the acquired companies. Combining organizations could interrupt the activities of some or all of our businesses and have a negative impact on operations.

Our Indebtedness Could Limit The Ability to Borrow Additional Funds and/or Make Us Vulnerable to General Adverse Economic and Industry Conditions.

In 1998, National Oilwell issued $150 million of 6?% unsecured senior notes due July 1, 2005. In 2001, we issued an additional $150 million of 6 1/2% unsecured senior notes due March 15, 2011. In 2002, we issued $200 million of 5.65% unsecured senior notes due November 15, 2012. We also have a $175 million revolving line of credit and approximately $223 million in facilities, of which $91 million was available at December 31, 2002, under various borrowing arrangements of our wholly-owned foreign subsidiaries. Our leverage requires us to use some of our cash flow from operations for payment of interest on our debt. Our leverage may also make it more difficult to obtain additional financing in the future. Further, our leverage could make us more vulnerable to economic downturns and competitive pressures.

Item 2.   Properties

National Oilwell owned or leased approximately 235 facilities worldwide as of December 31, 2002, including the following principal manufacturing and administrative facilities:

                                APPROXIMATE
                               BUILDING SPACE
LOCATION                        (SQUARE FOOT)                        DESCRIPTION                          STATUS
--------                       ---------------                       -----------                          ------
Pampa, Texas                      548,000          Manufactures drilling machinery and equipment          Owned
Houston, Texas                    540,000          Manufactures downhole tools and mobile rigs            Owned
Houston, Texas                    260,000          Manufactures drilling machinery and equipment          Leased
Carquefou, France                 213,000          Manufactures offshore and marine handling equipment    Owned
Sugarland, Texas                  190,000          Manufactures braking systems and generators            Owned
Galena Park, Texas                188,000          Manufactures drilling components and rigs              Owned
Houston, Texas                    178,000          Manufactures electrical power systems                  Owned
Edmonton, Alberta, Canada         162,000          Manufactures downhole tools                            Owned
Kristiansand, Norway              157,000          Manufactures drilling and offshore equipment           Owned
Tulsa, Oklahoma                   140,000          Manufactures pumps and expendable parts                Owned
McAlester, Oklahoma               117,000          Manufactures pumps and expendable parts                Owned
Houston, Texas                    115,000          Administrative offices                                 Leased
Stavanger, Norway                  87,000          Manufactures drilling components and systems           Leased
Calgary, Alberta, Canada           76,000          Manufactures coiled tubing units and wireline trucks   Owned
Molde, Norway                      68,000          Manufactures marine handling equipment                 Owned
Marble Falls, Texas                65,000          Manufactures drilling expendable parts                 Owned
Stavanger, Norway                  62,000          Manufactures drilling components and systems           Owned
Nisku, Alberta, Canada             59,000          Manufactures drilling machinery and equipment          Owned
Edmonton, Alberta, Canada          57,000          Manufactures drilling machinery and equipment          Owned

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

                          2002                           2001                            2000
               ---------------------------    ---------------------------    ----------------------------
 Quarter         High              Low           High             Low           High              Low
-----------    ----------       ----------    -----------      ----------    -----------       ----------
First            $ 26.25          $ 16.43        $ 40.50         $ 33.65        $ 31.38          $ 14.25
Second             28.81            20.91          39.55           26.80          32.89            22.94
Third              21.29            15.19          25.74           12.91          37.50            27.25
Fourth             23.31            17.69          20.86           13.85          39.19            28.25

As of March 3, 2003, there were 537 holders of record of National Oilwell common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record so the actual number is unknown but significantly higher. National Oilwell has never paid cash dividends, and none are anticipated during 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of our fiscal year ended December 31, 2002, with respect to compensation plans under which our common stock may be issued:

                               NUMBER OF SECURITIES        WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                 TO BE ISSUED UPON         EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                                    EXERCISE OF          OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                               OUTSTANDING OPTIONS,       WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                WARRANTS AND RIGHTS                                    PLANS (EXCLUDING
                                                                                   SECURITIES REFLECTED IN
                                                                                         COLUMN (A))
    Plan Category                     (A)                      (B)                         (C) (1)
    -------------                  ---------                  ------               -----------------------
Equity compensation                3,790,496                  $21.99                      4,219,162
plans approved by
security holders

Equity compensation                    0                        0                             0
plans not approved by
security holders
                                   ---------                  ------                      ---------
Total                              3,790,496                  $21.99                      4,219,162
                                   =========                  ======                      =========

(1) Shares could be issued other than upon the exercise of stock options, warrants or rights; however, none are anticipated during 2003. On February 14, 2003, we issued 977,500 stock options at an exercise price of $20.14.

ITEM 6. SELECTED FINANCIAL DATA

Data for periods prior to 2000 shown below is restated to combine IRI International and Dupre' results pursuant to pooling-of-interests accounting.

                                                                       YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                               2002            2001           2000           1999            1998
                                            ------------   ------------   ------------   ------------    ------------
                                                    (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Revenues                                  $  1,521,946   $  1,747,455   $  1,149,920   $    839,648    $  1,449,248
  Operating income (1)                           134,323        189,277         48,456          1,325         139,815
  Income (loss) before taxes                     112,465        168,017         27,037        (14,859)        125,021
  Net income (loss) (2)                           73,069        104,063         13,136         (9,385)         81,336
  Net income (loss) per share
    Basic(2)                                        0.90           1.29           0.17          (0.13)           1.19
    Diluted(2)                                      0.89           1.27           0.16          (0.13)           1.19

OTHER DATA:
  Depreciation and amortization                   25,048         38,873         35,034         25,541          20,518
  Capital expenditures                            24,805         27,358         24,561         17,547          39,246

BALANCE SHEET DATA:
  Working capital                                768,852        631,257        480,321        452,015         529,937
  Total assets                                 1,968,662      1,471,696      1,278,894      1,005,715       1,091,028
  Long-term debt, less current maturities        594,637        300,000        222,477        196,053         222,209
  Stockholders' equity                           933,364        867,540        767,206        596,375         603,568

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

RESULTS OF OPERATIONS

Operating results by segment, which have been restated to reflect a business combination accounted for under the pooling-of-interests method during 2000, are as follows (in millions):

                                    YEAR ENDED DECEMBER 31,
                            --------------------------------------
                               2002          2001          2000
                            ----------    ----------    ----------
Revenues:
  Products and Technology   $    917.3    $  1,120.9    $    683.5
  Distribution Services          686.2         707.8         521.3
  Eliminations                   (81.5)        (81.3)        (54.8)
                            ----------    ----------    ----------
        Total               $  1,522.0    $  1,747.4    $  1,150.0
                            ==========    ==========    ==========
Operating Income:
  Products and Technology   $    127.0    $    171.0    $     61.0
  Distribution Services           18.1          28.5          12.9
  Corporate                      (10.8)        (10.2)        (11.3)
                            ----------    ----------    ----------
                                 134.3         189.3          62.6
  Special Charge                    --            --          14.1
                            ----------    ----------    ----------
        Total               $    134.3    $    189.3    $     48.5
                            ==========    ==========    ==========

Products and Technology

Products and Technology revenues in 2002 were $203.6 million (18%) lower than the previous year as moderate oil and gas prices failed to sustain the 2001 levels of market activity in all product areas. Capital equipment revenues were down $72 million while related spare parts and expendable parts were lower than 2001 by $38 million. Sales and rentals of downhole motors and fishing tools decreased by approximately $74 million, impacted by its strong dependence on the North American market. Operating income fell $44 million in 2002 when compared to the prior year, impacted by the margin reduction due to the significantly lower volume. Changes in sales price did not have any significant effect on revenues compared to the prior year. The absence of amortization of goodwill in 2002, as required per the new accounting guidance, favorably impacted operating income by $10.4 million. Reductions in compensation expense also contributed approximately $11.0 million in operating income when compared to the prior year. Revenues from the mid-December 2002 acquisition of Hydralift ASA, and the consolidation of our Chinese joint venture, each contributed $8.0 million in revenues and $0.3 million and $2.2 million in operating income, respectively.

Revenues for the Products and Technology segment in 2001 increased by $437.4 million (64 %) from 2000 as virtually all products experienced significant revenue growth. Capital equipment revenues were up $285 million, drilling spares up $35 million, expendable pumps and parts were higher by $47 million and downhole tools increased $75 million. As a result of this robust growth in the volume of product sales, operating income in 2001 increased by $110.0 million from the prior year. Changes in sales price did not have any significant effect on revenues compared to the prior year. Revenues from acquisitions completed in 2001 under the purchase method of accounting contributed $34 million in incremental revenues.

Backlog of the Products and Technology capital products was $364 million at December 31, 2002, $385 million at December 31, 2001 and $282 million at December 31, 2000. Backlog at December 31, 2002 includes $170 million acquired in late December through the purchase of Hydralift ASA. Substantially all of the current backlog is expected to be shipped by mid-year 2004.

Distribution Services

Distribution Services revenues fell $21.6 million, or 3%, from the 2001 level as this segment's strategy to create strategic alliances and expand its international presence made significant market penetration during a difficult market. North American revenues fell approximately 16% due to the lower activity level while shipments in the international market almost doubled. Sales of our own-make products increased almost 12% while maintenance, repair and operating ("MRO") supplies fell almost 5%. Changes in sales price did not have any significant effect on revenues compared to the prior year. Operating income in 2002 was $10.4 million lower than the prior year. Margin reduction, due to the lower volume and project bidding pressures, contributed to approximately 80% of the operating income shortfall with the remainder due to significant infrastructure growth.

Distribution Services revenues in 2001 increased $186.5 million from the 2000 level with all areas and products participating in the upswing that lasted until the middle of the 4th quarter 2001. U.S. revenues of MRO supplies were up 44% while Canadian revenues were 13% higher than the prior year. Changes in sales price did not have any significant effect on revenues compared to the prior year. Operating income in 2001 increased by $15.6 million from the prior year due to the higher revenue volume and cost efficiencies linked to the new global operating system. Revenues from acquisitions completed in 2001 under the purchase method of accounting contributed $24 million in incremental revenues.

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

Special Charge

During 2000, we recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

                  Direct transaction costs         $    6.6
                  Severance                             6.4
                  Facility closures                     1.5
                                                   --------
                                                       14.5
                  Prior year reversal                  (0.4)
                                                   --------
                                                   $   14.1
                                                   ========

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

We have not entered into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources. A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2002 is as follows (in thousands):

                                                      PAYMENTS DUE BY PERIOD
                                              -------------------------------------------
                                              Less than                           After
Contractual Obligations             Total      1 year     1-3 years  4-5 years   5 years
                                   --------   ---------   ---------  ---------   --------
Long Term Debt                     $594,637   $     --    $244,637   $     --   $350,000
Operating Leases                     63,625     17,658      30,450      6,943      8,574
                                   --------   --------    --------   --------   --------

Total contractual obligations      $658,262   $ 17,658    $275,087   $  6,943   $358,574
                                   ========   ========    ========   ========   ========

                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                            -----------------------------------------------
                                            Less than                          After 5
   Commercial Commitments          Total     1 year     1-3 years  4-5 years    years
                                  --------  ---------   ---------  ---------  --------
   Line of Credit                 $326,698   $     --   $326,698   $     --   $     --
   Standby Letters of Credit        61,432     41,635     19,797         --         --
                                  --------   --------   --------   --------   --------
   Total commercial commitments   $388,130   $ 41,635   $346,495   $     --   $     --
                                  ========   ========   ========   ========   ========

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

We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (FAS
87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. Significant elements in determining our pension income or expense in accordance with FAS 87 is the discount rate assumption and the expected return on plan assets. The discount rate used approximates the weighted average rate of return on high-quality fixed income investments whose maturities match the expected payouts. The expected return on plan assets is based upon the geometric mean of historical returns of a number of different equities, including stocks, bonds and U.S. treasury bills. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. A substantial portion of our pension amounts relate to its defined benefit plans in the United States and the United Kingdom. During 2000, 2001 and 2002, we assumed that the expected long-term rate of return on plan assets for these plans would be between 6.3% and 8.0%. Prior to 2001, our actual cumulative long-term rate of return on the pension assets of these plans was in excess of these amounts; however, these plans' assets have recently earned substantially less than the assumed rates of return. The impact of our pension plans on our 2002 results of operations, cash flow and liquidity has been immaterial but recent actual returns of the plan assets may effect future contributions to the plans and our earnings. The amount of unrecognized losses on pension assets is $31.8 million. For 2003, we have lowered the assumed rates of return to between 6.0% and 7.0%, depending on the plan. As a result of this and other factors, we believe there will be an increase in pension expense of approximately $0.5-$1.0 million for 2003.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a) Financial Statements and Exhibits

  1. Financial Statements

     The following financial statements are presented in response to Part II,
     Item 8:

                                                                      Page(s) in
                                                                     This Report
                                                                     -----------
      Consolidated Balance Sheets......................................24

      Consolidated Statements of Operations............................25

      Consolidated Statements of Cash Flows............................26

      Consolidated Statements of Stockholders' Equity..................27

      Notes to Consolidated Financial Statements.......................28

2.   Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts...................49

     All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3.   Exhibits

         2.1 Combination Agreement between National-Oilwell, Inc. and Hydralift ASA regarding the transaction announced October 11, 2002 (Exhibit 2.1) (5). Previously filed with Registrant's form 10K.

         3.1 Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1). Previously filed with Registrant's form 10K.

         3.2 By-laws of National-Oilwell, Inc. Previously filed with Registrant's form 10K.

         10.1 Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2). Previously filed with Registrant's form 10K.

         10.2 Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman (Exhibit 10.2) (2). Previously filed with Registrant's form 10K.

         10.3 Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2). Previously filed with Registrant's form 10K.

         10.4 Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*. Previously filed with Registrant's form 10K.

         10.5 Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3). Previously filed with Registrant's form 10K.

         10.6 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (4). Previously filed with Registrant's form 10K.

         10.7 Non-competition Agreement dated as of June 28, 2000 between Hushang Ansary and National Oilwell (Exhibit 10.9) (4). Previously filed with Registrant's form 10K.

         21.1 Subsidiaries of the Company. Previously filed with Registrant's form 10K.

         23.1     Consent of Ernst & Young LLP

         24.1 Power of Attorney (included on signature page hereto). Previously filed with Registrant's form 10K.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Previously filed with Registrant's form 10K.

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Previously filed with Registrant's form 10K.

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

                                             NATIONAL-OILWELL, INC.


DATE:      APRIL 11, 2003                    BY:     /s/ STEVEN W. KRABLIN
      --------------------------                 -------------------------------
                                                       STEVEN W. KRABLIN
                                                      VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I, Steven W. Krablin, certify that:

1. I have reviewed this annual report on Form 10-K/A of National Oilwell, Inc.;

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



DATE:      APRIL 11, 2003                    BY:      /s/ STEVEN W. KRABLIN
      --------------------------                 -------------------------------
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

                              /s/ ERNST & YOUNG LLP

Houston, Texas
February 18, 2003

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            December 31,     December 31,
                                                                               2002             2001
                                                                            ------------     ------------
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                 $   118,338      $    43,220
  Receivables, net                                                              428,116          382,153
  Inventories                                                                   470,088          455,934
  Costs in excess of billings                                                    53,805               --
  Deferred income taxes                                                          26,783           16,825
  Prepaid and other current assets                                               17,938           10,434
                                                                            -----------      -----------
          Total current assets                                                1,115,068          908,566

Property, plant and equipment, net                                              208,420          168,951
Deferred income taxes                                                            36,864           16,663
Goodwill, net                                                                   581,576          352,094
Property held for sale                                                            7,389           12,144
Other assets                                                                     19,345           13,278
                                                                            -----------      -----------
                                                                            $ 1,968,662      $ 1,471,696
                                                                            ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                  --           10,213
  Accounts payable                                                              168,548          161,277
  Customer prepayments                                                            9,533            9,843
  Accrued compensation                                                            5,087           23,661
  Billings in excess of costs                                                    61,738               --
  Other accrued liabilities                                                     101,310           72,315
                                                                            -----------      -----------
          Total current liabilities                                             346,216          277,309

Long-term debt                                                                  594,637          300,000
Deferred income taxes                                                            54,612           20,380
Other liabilities                                                                30,229            6,467
                                                                            -----------      -----------
          Total liabilities                                                   1,025,694          604,156

Commitments and contingencies

Minority interest                                                                 9,604               --

Stockholders' equity:

  Common stock - par value $.01; 81,014,713 and 80,902,882 shares
      issued and outstanding at December 31, 2002 and December 31, 2001             810              809
  Additional paid-in capital                                                    594,849          592,507
  Accumulated other comprehensive loss                                          (44,461)         (34,873)
  Retained earnings                                                             382,166          309,097
                                                                            -----------      -----------
                                                                                933,364          867,540
                                                                            -----------      -----------
                                                                            $ 1,968,662      $ 1,471,696
                                                                            ===========      ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                                 2002             2001             2000
                                                             -----------      -----------      -----------
Revenues                                                     $ 1,521,946      $ 1,747,455      $ 1,149,920

Cost of revenues:
     Cost of products and services sold                        1,160,082        1,319,621          884,774
     Merger related inventory write-offs                              --               --           15,684
                                                             -----------      -----------      -----------

Gross profit                                                     361,864          427,834          249,462

Selling, general, and administrative                             227,541          238,557          186,924
Special charge                                                        --               --           14,082
                                                             -----------      -----------      -----------

Operating income                                                 134,323          189,277           48,456

Interest and financial costs                                     (27,279)         (24,929)         (19,069)
Interest income                                                    2,638            1,775            2,908
Other income (expense), net                                        3,656            1,894           (5,258)
                                                             -----------      -----------      -----------

Income before income taxes and minority interest                 113,338          168,017           27,037

Provision for income taxes                                        39,396           63,954           13,901
                                                             -----------      -----------      -----------
Income before minority interest                                   73,942          104,063           13,136
Minority interest in income of consolidated subsidiaries            (873)              --               --
Net income                                                   $    73,069      $   104,063      $    13,136
                                                             ===========      ===========      ===========

Net income per share:

   Basic                                                     $      0.90      $      1.29      $      0.17
                                                             ===========      ===========      ===========

   Diluted                                                   $      0.89      $      1.27      $      0.16
                                                             ===========      ===========      ===========

Weighted average shares outstanding:
  Basic                                                           80,974           80,813           79,325
                                                             ===========      ===========      ===========

  Diluted                                                         81,709           81,733           80,760
                                                             ===========      ===========      ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                  2002           2001           2000
                                                                                ---------      ---------      ---------
Cash flow from operating activities:
  Net income                                                                    $  73,069      $ 104,063      $  13,136
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                  25,048         38,873         35,034
    Provision for losses on receivables                                             3,606          3,897          1,589
    Provision for deferred income taxes                                            11,446          7,847         (5,881)
    Gain on sale of assets                                                         (4,551)        (2,878)        (3,522)
    Foreign currency transaction (gain) loss                                          307            573         (1,397)
    Tax benefit from exercise of nonqualified stock options                           328          2,348          4,901
    Special charge                                                                     --             --         14,082
    Merger related inventory write-offs                                                --             --         15,684
  Changes in assets and liabilities, net of acquisitions:
    Marketable securities                                                              --             --         14,686
    Receivables                                                                    58,953        (74,700)       (65,619)
    Inventories                                                                    25,189        (71,906)       (27,219)
    Income taxes receivable                                                            --             --         12,888
    Prepaid and other current assets                                               (2,960)         2,411         (4,802)
    Accounts payable                                                              (32,031)       (23,357)        47,345
    Other assets/liabilities, net                                                 (54,363)       (22,547)       (24,292)
                                                                                ---------      ---------      ---------
          Net cash provided (used) by operating activities                        104,041        (35,376)        26,613
                                                                                ---------      ---------      ---------
Cash flow from investing activities:
  Purchases of property, plant and equipment                                      (24,805)       (27,358)       (24,561)
  Proceeds from sale of assets                                                     12,534          7,927          8,227
  Businesses acquired and investments in joint ventures, net of cash             (213,052)       (38,517)       (48,208)
                                                                                ---------      ---------      ---------
          Net cash used by investing activities                                  (225,323)       (57,948)       (64,542)
                                                                                ---------      ---------      ---------
Cash flow from financing activities:
  Borrowings against lines of credit                                              303,220        294,084        273,376
  Payments against lines of credit                                               (311,018)      (354,310)      (254,202)
  Net proceeds from issuance of long-term debt                                    199,070        146,631             --
  Proceeds from stock options exercised                                             2,343          9,286         14,247
  Other                                                                             1,363             --           (662)
                                                                                ---------      ---------      ---------
          Net cash provided by financing activities                               194,978         95,691         32,759
                                                                                ---------      ---------      ---------
Effect of exchange rate losses on cash                                              1,422         (1,606)          (462)
                                                                                ---------      ---------      ---------
Increase (decrease) in cash and equivalents                                        75,118            761         (5,632)
Cash and cash equivalents, beginning of year                                       43,220         42,459         48,091
                                                                                ---------      ---------      ---------
Cash and cash equivalents, end of year                                          $ 118,338      $  43,220      $  42,459
                                                                                =========      =========      =========
Supplemental disclosures of cash flow information:
  Cash payments during the period for:
          Interest                                                              $  21,579      $  20,772      $  16,807
          Income taxes                                                             45,615         26,775          7,333

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 ACCUMULATED
                                                                    ADDITIONAL      OTHER
                                                       COMMON        PAID-IN    COMPREHENSIVE    RETAINED
                                                       STOCK         CAPITAL         LOSS        EARNINGS        TOTAL
                                                      ---------     ----------  -------------    ---------     ---------
Balance at December 31, 1999                          $     717     $ 415,701     $ (11,923)     $ 191,880     $ 596,375
                                                      ---------     ---------     ---------      ---------     ---------

  Net income                                                                                        13,136        13,136
  Other comprehensive income
       Currency translation adjustments                                             (10,684)                     (10,684)
       Marketable securities valuation adjustment                                       749                          749
                                                                                                               ---------
           Comprehensive income                                                                                    3,201

  Stock issued for acquisition                               79       153,948                                    154,027
  Stock options exercised                                     9         8,580                                      8,589
  Tax benefit of options exercised                                      4,901                                      4,901
  Other                                                                    95                           18           113
                                                      ---------     ---------     ---------      ---------     ---------

Balance at December 31, 2000                          $     805     $ 583,225     $ (21,858)     $ 205,034     $ 767,206
                                                      ---------     ---------     ---------      ---------     ---------

  Net income                                                                                       104,063       104,063
  Other comprehensive income
       Currency translation adjustments                                             (11,569)                     (11,569)
       Marketable securities valuation adjustment                                    (1,446)                      (1,446)
                                                                                                               ---------
           Comprehensive income                                                                                   91,048

  Stock options exercised                                     4         6,934                                      6,938
  Tax benefit of options exercised                                      2,348                                      2,348
                                                      ---------     ---------     ---------      ---------     ---------

Balance at December 31, 2001                          $     809     $ 592,507     $ (34,873)     $ 309,097     $ 867,540
                                                      =========     =========     =========      =========     =========

  Net income                                                                                        73,069        73,069
  Other comprehensive income
       Currency translation adjustments                                               2,474                        2,474
       Interest rate contract                                                           886                          886
       Minimum liability of defined benefit plans                                   (12,948)                     (12,948)
                                                                                                               ---------
          Comprehensive income                                                                                    63,481

  Stock options exercised                                     1         2,014                                      2,015
  Tax benefit of options exercised                                        328                                        328
                                                      ---------     ---------     ---------      ---------     ---------

Balance at December 31, 2002                          $     810     $ 594,849     $ (44,461)     $ 382,166     $ 933,364
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of National-Oilwell, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners reflected as minority interest in the accompanying balance sheet and their portion of net income
(loss) is included in other income (expense) in the accompanying statement of operations. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Investments in which we exercise no control or significant influence would be accounted for under the cost method.

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

Long-lived Assets

Effective January 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Impairments of our equity investments would be recognized when declines in market values below carrying amounts were considered other than temporary.

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

Intangible Assets

Deferred financing costs are amortized on a straight-line basis over the life of the related debt security. Beginning in 2002, we adopted FAS 142 "Accounting for Goodwill and Other Intangible Assets" and accordingly stopped amortizing goodwill that arose from acquisitions before June 30, 2001. We also performed an impairment test as of the beginning of 2002 that indicated no impairment of goodwill or other intangibles. The effect of not amortizing goodwill and other intangibles in periods prior to adoption follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                  2002         2001         2000
                                                --------     --------     --------
Reported net income                             $ 73,069     $104,063     $ 13,136
Add back: Goodwill amortization, net of tax           --       10,959        9,930
                                                --------     --------     --------
Adjusted net income                             $ 73,069     $115,022     $ 23,066

Adjusted net income per share:
               Basic                            $   0.90     $   1.42     $   0.29
               Diluted                          $   0.89     $   1.41     $   0.29

Weighted average shares outstanding:
               Basic                              80,974       80,813       79,325
               Diluted                            81,709       81,733       80,760

On at least an annual basis, we assess whether goodwill is impaired. Our annual impairment tests are performed at the beginning of the 4th quarter of each year. Our annual impairment test indicated no impairment. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. Fair value of the reporting units is determined based on internal management estimates.

Foreign Currency

The functional currency for our Canadian, United Kingdom, Norwegian, German, Netherlands and Australian operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates in effect during the period. The U.S. dollar is used as the functional currency for the Singapore and Venezuelan operations. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Foreign currency transactions losses/(gains) were $0.3 million, $0.6 million and $(1.4) million for the years ending December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

Revenue Recognition

Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. We record revenue at the time the manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer and when collectibility is reasonably assured. We also recognize revenue on bill-and-hold transactions where the product has been completed and is ready to be shipped, however at the customer's request, we store the product on the customers' behalf for a brief period of time, typically less than one year. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed and as rental charges are incurred. The amounts billed for shipping and handling costs are included in revenue and related costs are included in costs of sales.

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

Environmental Liabilities

When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.

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

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                          2002       2001       2000
                                         ------     ------     ------
Denominator for basic earnings per
 share - weighted average                80,974     80,813     79,325

Effect of dilutive securities:
 Employee stock options                     735        920      1,435
                                         ------     ------     ------

Denominator for diluted earnings per
 share - adjusted weighted average
 shares and assumed conversions          81,709     81,733     80,760
                                         ======     ======     ======

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

The purchase price will be allocated to the assets acquired and liabilities assumed based on their relative fair values. A preliminary allocation of the purchase price follows (in thousands):

Assets acquired:

     Cash                                     $ 47,387
     Other current assets                      138,709
     Fixed assets                               28,626
     Other                                      24,920
     Goodwill and other intangible assets      221,073
                                              --------
                                               460,715
Liabilities assumed:

     Current liabilities                        95,223
     Debt obligations                           93,101
     Other                                      27,390
                                              --------
                                               215,714

Net assets acquired                           $245,001
                                              ========

The final allocation of the purchase price will be based upon independent appraisals and other valuations and may reflect other actions including product line rationalizations or other actions. All of the goodwill from this acquisition will be allocated to the Products and Technology segment and will be fully deductible for tax purposes.

The following unaudited pro forma information assumes the acquisition of Hydralift had occurred as of the beginning of each year shown (in thousands):

                            2002              2001
                         ----------        ----------
Revenues                 $1,862,372        $2,003,995
Net income                   87,148           116,718
Per diluted share        $     1.07        $     1.43

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

3. INVENTORIES

       Inventories consist of (in thousands):

                                        DECEMBER 31,  DECEMBER 31,
                                            2002         2001
                                        ------------  ------------
Raw materials and supplies                $ 60,699     $ 39,272
Work in process                            109,924      101,376
Finished goods and purchased products      299,465      315,286
                                          --------     --------

                      Total               $470,088     $455,934
                                          ========     ========

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of (in thousands):

                                          ESTIMATED             DECEMBER 31,          DECEMBER 31,
                                        USEFUL LIVES                2002                   2001
                                        ------------            ------------          ------------
Land and improvements                    2-20 Years              $  11,927             $   9,557
Buildings and improvements               5-31 Years                 74,610                53,268
Machinery and equipment                  5-12 Years                111,652                89,268
Computer and office equipment            3-10 Years                 92,794                73,322
Rental equipment                          1-7 Years                 77,328                63,971
                                                                 ---------             ---------
                                                                   368,311               289,386
     Less accumulated depreciation                                (159,891)             (120,435)
                                                                 ---------             ---------
                                                                 $ 208,420             $ 168,951
                                                                 =========             =========

5. LONG-TERM DEBT

       Long-term debt consists of (in thousands):

                             DECEMBER 31,  DECEMBER 31,
                                 2002           2001
                             ------------  ------------
Credit facilities             $ 94,637       $ 10,213
6.875% senior notes            150,000        150,000
6.50% senior notes             150,000        150,000
5.65% senior notes             200,000             --
                              --------       --------
                               594,637        310,213
     Less current portion           --         10,213
                              --------       --------
                              $594,637       $300,000
                              ========       ========

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

The change in benefit obligation, plan assets and the funded status of the defined pension plans in the United States and the United Kingdom, and defined postretirement plans in the United States, follows:

                                                      Pension benefits         Postretirement benefits
                                                   ----------------------      -----------------------
                 At year end                         2002          2001          2002          2001
               --------------                      --------      --------      --------      ---------
               (in thousands)
Benefit obligation at beginning of year            $ 49,605      $ 46,511      $  7,416      $  3,107
  Service cost                                          274           173            40            21
  Interest cost                                       3,336         3,457           552           506
  Actuarial (gain) loss                              10,973         1,272         1,094         4,079
  Benefits paid                                      (2,996)       (2,186)         (645)         (503)
  Retiree contributions                                 161            99            32            --
  Other                                               3,357           279            --           206
                                                   --------      --------      --------      --------
BENEFIT OBLIGATION AT END OF YEAR                  $ 64,710      $ 49,605      $  8,489      $  7,416
                                                   --------      --------      --------      --------

Fair value of plan assets at beginning of year     $ 51,211      $ 60,062      $     --      $     --
  Actual return                                      (9,335)       (7,715)           --            --
  Benefits paid                                      (2,996)       (2,186)         (645)         (503)
  Contributions                                       1,621           450           645           503
  Other                                               4,174           600            --            --
                                                   --------      --------      --------      --------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR           $ 44,675      $ 51,211            --            --
                                                   --------      --------      --------      --------

  Funded status                                    $(20,035)     $  1,606        (8,489)       (7,416)
  Unrecognized actuarial net loss/ (gain)            31,815         7,662         4,270         3,389
  Prior service costs not yet recognized                281           303           213           257
  Minimum pension liability                         (19,698)           --            --            --
  Other                                             (10,543)       (9,223)
                                                   --------      --------      --------      --------
PREPAID (ACCRUED) BENEFIT COST                     $(18,180)     $    348        (4,006)       (3,770)
                                                   --------      --------      --------      --------

Significant assumptions used for the plans follow:

                                                    Pension benefits                  Postretirement benefits
                                           ---------------------------------      -------------------------------
             For the year                   2002         2001          2000        2002        2001        2000
             ------------                  -------      -------      -------      -------     -------     -------
Weighted average assumptions:
     Discount rate                             5.8%         6.5%         7.5%         6.5%        6.9%        7.6%
     Expected long-term rate of return         6.3%         7.0%         8.0%         n/a         n/a         n/a
     Rate of compensation increase             4.0%        4.25%         5.0%         n/a         n/a         n/a

A 17% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, decreasing by approximately 3% points per year to 5.5% in 2007, with 5.5% increases per year thereafter.

Net periodic benefit cost (credit):

                                                              Pension benefits                    Postretirement benefits
                                                       ---------------------------------      -------------------------------
                      For the year                       2002         2001         2000         2002        2001        2000
                     --------------                    -------      -------      -------      -------     -------     -------
                     (in thousands)
  Service cost - benefits earned during the period     $   422      $    --      $   108      $    40     $    21     $    16
  Interest cost on projected benefit obligation          3,313        1,194        1,186          552         506         232
  Expected return on plan assets                        (3,886)      (1,183)      (1,280)          --          --          --
  Net amortization and deferral                             74           46           (8)         257         178         (13)
                                                       -------      -------      -------      -------     -------     -------
NET PERIODIC BENEFIT COST (CREDIT)                     $   (77)     $    57      $     6      $   849     $   705     $   235
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

7. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

      The components of other comprehensive loss are as follows (in thousands):

                                                     Cumulative                        Cumulative
                                     Change in         Currency                         Marketable
                                     Minimum         Translation         Interest        Securities
                                 Pension Liability    Adjustment      Rate Contract    Valuation Adj.       TOTAL
                                 -----------------   -----------      -------------    --------------     --------
Balance at December 31, 1999        $      --         $ (12,639)        $      --        $    716         $(11,923)

Current period activity                                 (10,684)                            1,136           (9,548)
Tax effect                                                                                   (387)            (387)
                                    ---------         ---------         ---------        --------         --------
Balance at December 31, 2000               --           (23,323)               --           1,465          (21,858)

Current period activity                                 (11,569)                           (2,191)         (13,760)
Tax effect                                                                                    745              745
                                    ---------         ---------         ---------        --------         --------
Balance at December 31, 2001               --           (34,892)               --              19          (34,873)
                                    ---------         ---------         ---------        --------         --------

Current period activity               (19,698)            2,474             1,363                          (15,861)
Tax effect                              6,750                                (477)                           6,273
                                    ---------         ---------         ---------        --------         --------
Balance at December 31, 2002        $ (12,948)        $ (32,418)        $     886        $     19         $(44,461)
                                    =========         =========         =========        ========         ========

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

The following summarizes options activity:

                                                                    YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                             2002                             2001                              2000
                                -----------------------------    -----------------------------     -----------------------------
                                                    AVERAGE                          AVERAGE                           AVERAGE
                                NUMBER OF           EXERCISE     NUMBER OF           EXERCISE      NUMBER OF           EXERCISE
                                  SHARES             PRICE         SHARES             PRICE          SHARES             PRICE
                                ----------         ----------    ----------         ----------     ----------         ----------
Shares under option at           3,094,160         $    22.95     2,792,585         $    16.50      2,041,204         $    14.59
   beginning of year

Granted                            977,500              18.53       911,626              40.50        758,961              23.56
Options from acquisitions               --                 --            --                 --      1,006,342              10.52
Cancelled                         (133,465)             28.54      (218,086)             25.47        (86,425)             14.10
Exercised                         (147,699)             13.52      (391,965)             16.39       (927,497)             11.80
                                ----------         ----------    ----------         ----------     ----------         ----------
Shares under option at           3,790,496         $    21.99     3,094,160         $    22.95      2,792,585         $    16.50
   end of year

Exercisable at end of year       2,119,692         $    18.71     1,474,833         $    15.68      1,097,327         $    13.73
                                ==========         ==========    ==========         ==========     ==========         ==========

The following summarizes information about stock options outstanding as of December 31, 2002:

                                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                             -----------------------------   ----------------------------
                         WEIGHTED-AVG.
      RANGE OF             REMAINING                         WEIGHTED-AVG.                  WEIGHTED-AVG.
   EXERCISE PRICE      CONTRACTUAL LIFE        SHARES       EXERCISE PRICE    SHARES       EXERCISE PRICE
   --------------      ----------------      ---------      --------------   ---------     --------------
  $ 5.62 to $10.52           2.98            1,131,451          $ 10.21      1,131,451        $ 10.21

  $11.45 to $21.70           8.57            1,049,425            18.21        111,925          15.56

  $22.56 to $40.50           6.55            1,609,620            32.73        876,316          30.10
                             ----            ---------          -------      ---------        -------
       Totals                6.04            3,790,496          $ 21.99      2,119,692        $ 18.71
                             ====            =========          =======      =========        =======

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

                                                   YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------
                                         2002               2001               2000
                                     -----------        -----------        -----------
Net income:
     As reported                     $    73,069        $   104,063        $    13,136
     Pro forma                       $    63,926        $    94,227        $     5,584

Basic net income per share:
     As reported                     $      0.90        $      1.29        $      0.17
     Pro forma                              0.79               1.17               0.07

Diluted net income per share:
     As reported                     $      0.89        $      1.27        $      0.16
     Pro forma                              0.78               1.15               0.07

These pro forma results may not be indicative of future effects.

The assumptions used in the Black-Scholes option-pricing model were:

                       ASSUMPTIONS                      2002             2001              2000
                       -----------                  -------------     ------------     -------------
            Risk-free interest rate                         2.4%             6.3%              4.7%
            Expected dividend                                --               --                --
            Expected option life (years)                      5                5                 4
            Expected volatility                              54%              55%               94%

The Company evaluates annually the grant of options to eligible participants and in February 2003, 977,500 options to purchase shares of common stock were granted at an exercise price of $20.14, the fair value of the common stock at the date of grant.

10. INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

              DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                  2002            2001            2000
              ------------    ------------     ------------
Domestic        $ 45,716        $101,700        $(10,555)
Foreign           66,749          66,317          37,592
                --------        --------        --------
                $112,465        $168,017        $ 27,037
                ========        ========        ========

    The components of the provision (benefit) for income taxes consisted of (in thousands):

                  DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                     2002            2001             2000
                  ------------   ------------     ------------
Current:
    Federal        $ 11,315        $ 32,222         $  5,401
    State               909             581              123
    Foreign          15,726          23,304           14,258
                   --------        --------         --------
                     27,950          56,107           19,782
                   --------        --------         --------
Deferred:
    Federal           4,888           4,925           (6,757)
    State             1,144             391             (507)
    Foreign           5,414           2,531            1,383
                   --------        --------         --------
                     11,446           7,847           (5,881)
                   --------        --------         --------
                   $ 39,396        $ 63,954         $ 13,901
                   ========        ========         ========

    The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                    2002             2001             2000
                                                ------------     ------------     ------------
Federal income tax at statutory rate              $ 39,363         $ 58,806         $  9,462
Foreign income tax rate differential                (2,990)           1,405              781
State income tax, net of federal benefit               556              299              336
Tax benefit of foreign sales income                 (1,580)          (1,575)          (1,492)
Nondeductible expenses                               1,053            2,423            4,626
Foreign dividends net of FTCs                        1,176           (1,967)          (1,046)
Net operating loss carryforwards                        --            2,948            1,744
Change in deferred tax valuation allowance             400            1,223             (606)
Prior year taxes                                     1,126               --               --
Other                                                  292              392               96
                                                  --------         --------         --------
                                                  $ 39,396         $ 63,954         $ 13,901
                                                  ========         ========         ========

     Significant components of National Oilwell's deferred tax assets and liabilities were as follows (in thousands):

                                                              DECEMBER 31,      DECEMBER 31,
                                                                 2002              2001
                                                              ------------      ------------
Deferred tax assets:
    Allowances and operating liabilities                        $ 29,047         $  9,408
    Net operating loss carryforwards                              23,891           16,107
    Foreign tax credit carryforwards                              15,082           13,580
    Capital loss carryforward                                      3,527            3,527
    Other                                                         22,012           20,378
                                                                --------         --------
             Total deferred tax assets                            93,559           63,000
             Valuation allowance for deferred tax assets         (29,912)         (29,512)
                                                                --------         --------
                                                                  63,647           33,488
                                                                --------         --------
Deferred tax liabilities:
    Tax over book depreciation                                    14,168           10,366
    Operating and other assets                                    31,688               --
    Other                                                          8,756           10,014
                                                                --------         --------
             Total deferred tax liabilities                       54,612           20,380
                                                                --------         --------
             Net deferred tax assets                            $  9,035         $ 13,108
                                                                ========         ========

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

Summarized financial information is as follows (in thousands):

Business Segments

                                    PRODUCTS AND         DISTRIBUTION      CORPORATE/
                                     TECHNOLOGY            SERVICES        ELIMINATIONS             TOTAL
                                    ------------         ------------      ------------           ----------
DECEMBER 31, 2002
Revenues from:
    Unaffiliated customers           $  837,750           $  684,196        $       --            $1,521,946
    Intersegment sales                   79,500                1,978           (81,478)                   --
                                     ----------           ----------        ----------            ----------
        Total revenues                  917,250              686,174           (81,478)            1,521,946
Operating income (loss)                 127,011               18,083           (10,771)              134,323
Capital expenditures                     19,849                3,612             1,344                24,805
Depreciation and amortization            19,340                4,883               825                25,048
Goodwill                                560,235               16,457             4,884               581,576
Identifiable assets                   1,640,171              266,663            61,828             1,968,662

DECEMBER 31, 2001
Revenues from:
    Unaffiliated customers           $1,041,614           $  705,817        $       24            $1,747,455
    Intersegment sales                   79,305                2,001           (81,306)                   --
                                     ----------           ----------        ----------            ----------
        Total revenues                1,120,919              707,818           (81,282)            1,747,455
Operating income (loss)                 171,013               28,473           (10,209)              189,277
Capital expenditures                     22,170                4,066             1,122                27,358
Depreciation and amortization            31,882                6,428               563                38,873
Goodwill                                332,121               15,089             4,884               352,094
Identifiable assets                   1,178,118              260,212            33,366             1,471,696

DECEMBER 31, 2000
Revenues from:
    Unaffiliated customers           $  629,967           $  519,911        $       42            $1,149,920
    Intersegment sales                   53,500                1,362           (54,862)                   --
                                     ----------           ----------        ----------            ----------
        Total revenues                  683,467              521,273           (54,820)            1,149,920
Operating income (loss)                  60,992(2)            12,884           (25,420)(1)            48,456(1)(2)
Capital expenditures                     14,960                7,387             2,214                24,561
Depreciation and amortization            28,712                5,985               337                35,034
Goodwill                                313,468               10,843             5,029               329,340
Identifiable assets                   1,001,391              223,973            53,530             1,278,894

(1) Includes a special charge of $14,082 for 2000 related to the merger with IRI.

(2) Includes $15,684 of inventory write-offs related to the merger with IRI.

Geographic Areas:

                                 UNITED                                       UNITED
                                 STATES         CANADA         NORWAY         KINGDOM        OTHER       ELIMINATIONS       TOTAL
                               ----------     ----------     ----------     ----------     ----------    ------------     ----------
 DECEMBER 31, 2002

Revenues from:
    Unaffiliated customers     $1,054,956     $  254,361     $   86,169     $   44,733     $   81,727     $       --      $1,521,946
    Interarea sales               108,191         59,370         18,561          7,393          1,199       (194,714)             --
                               ----------     ----------     ----------     ----------     ----------     ----------      ----------
        Total revenues          1,163,147        313,731        104,730         52,126         82,926       (194,714)      1,521,946
Long-lived assets                 618,501        423,029        787,505         48,525         91,102             --       1,968,662

 DECEMBER 31, 2001

Revenues from:
    Unaffiliated customers     $1,280,598     $  337,447     $   38,171     $   42,978     $   48,261     $       --      $1,747,455
    Interarea sales               129,525         45,890         11,591          7,421            445       (194,872)             --
                               ----------     ----------     ----------     ----------     ----------     ----------      ----------
        Total revenues          1,410,123        383,337         49,762         50,399         48,706       (194,872)      1,747,455
Long-lived assets                 768,160        379,976        223,747         49,750         50,063             --       1,471,696

 DECEMBER 31, 2000

Revenues from:
    Unaffiliated customers     $  799,415     $  239,940     $   31,961     $   48,050     $   30,554     $       --      $1,149,920
    Interarea sales                43,521         28,302          3,786          4,796            737        (81,142)             --
                               ----------     ----------     ----------     ----------     ----------     ----------      ----------
        Total revenues            842,936        268,242         35,747         52,846         31,291        (81,142)      1,149,920
Long-lived assets                 646,210        338,319        216,866         44,633         32,866             --       1,278,894

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly results were as follows (in thousands, except per share data):

                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER       TOTAL
                                -----------    -----------    -----------    -----------     ----------
YEAR ENDED DECEMBER 31, 2002
Revenues                         $  388,986     $  372,390     $  366,929     $  393,641     $1,521,946
Gross Profit                         93,045         87,404         88,533         92,882        361,864(1)
Income before taxes                  33,102         26,501         27,743         25,119        112,465
Net income                           21,185         16,961         17,756         17,167         73,069

Net income per basic share             0.26           0.21           0.22           0.21           0.90
Net income per diluted share           0.26           0.21           0.22           0.21           0.89

YEAR ENDED DECEMBER 31, 2001
Revenues                         $  360,272     $  434,628     $  486,812     $  465,743     $1,747,455
Gross Profit                         91,173        103,494        119,905        113,262        427,834(1)
Income before taxes                  34,640         40,805         47,369         45,203        168,017
Net income                           21,478         25,299         28,938         28,348        104,063

Net income per basic share             0.27           0.31           0.36           0.35           1.29
Net income per diluted share           0.26           0.31           0.36           0.35           1.27

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National-Oilwell, Inc.

We have audited the consolidated financial statements of National-Oilwell, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 18, 2003 (included elsewhere in this Form 10-K/A). Our audits also included the financial statement schedule listed in the index as item 15a of this Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

Houston, Texas
February 18, 2003

SCHEDULE II


                             NATIONAL-OILWELL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                               ADDITIONS
                                                                              (DEDUCTIONS)
                                                               BALANCE         CHARGED TO          CHARGE            BALANCE
                                                              BEGINNING         COSTS AND          OFFS AND          END OF
                                                               OF YEAR          EXPENSES            OTHER              YEAR
                                                              ---------       ------------         --------          -------
                                                                                        (IN THOUSANDS)
Allowance for doubtful accounts:
            2002                                               $ 9,094           $ 3,606           $   (124)         $12,576
            2001                                                 5,885             3,897               (688)           9,094
            2000                                                 8,986             1,589             (4,690)           5,885


Allowance for excess and obsolete inventory reserves:
            2002                                               $49,084           $ 1,672           $ (1,364)         $49,392
            2001                                                53,283               807             (5,006)          49,084
            2000                                                39,355            16,814             (2,886)          53,283

Valuation allowance for deferred tax assets:
            2002                                               $29,512           $   400           $     --          $29,912
            2001                                                28,289             1,223                 --           29,512
            2000                                                19,228              (606)             9,667           28,289

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  23.1                   Consent of Ernst & Young LLP