Form 10-Q
period 2003-03-31
NATIONAL OILWELL INC
filed 2003-05-15
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003 OR

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

                              10000 RICHMOND AVENUE
                                 HOUSTON, TEXAS
                                   77042-4200
              ----------------------------------------------------
                    (Address of principal executive offices)

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

As of May 5, 2003, 84,235,183 common shares were outstanding.

                             NATIONAL-OILWELL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002                      3

        Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2003 and 2002      4

        Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 2003 and 2002       5

        Notes to Consolidated Financial Statements (Unaudited)                                              6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    15

     Item 4. Controls and Procedures                                                                       16

PART II - OTHER INFORMATION                                                                                17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           March 31,       December 31,
                                                                             2003              2002
                                                                         ------------      ------------
                                                                         (Unaudited)
                             ASSETS

Current assets:
  Cash and cash equivalents                                              $     65,361      $    118,338
  Receivables, net                                                            439,975           428,116
  Inventories                                                                 517,689           470,088
  Costs in excess of billings                                                  68,039            53,805
  Deferred income taxes                                                        28,844            26,783
  Prepaid and other current assets                                             29,222            17,938
                                                                         ------------      ------------
          Total current assets                                              1,149,130         1,115,068

Property, plant and equipment, net                                            240,451           208,420
Deferred income taxes                                                          34,061            36,864
Goodwill, net                                                                 628,524           581,576
Property held for sale                                                          7,389             7,389
Other assets                                                                   25,067            19,345
                                                                         ------------      ------------
                                                                         $  2,084,622      $  1,968,662
                                                                         ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            213,827           168,548
  Customer prepayments                                                         12,887             9,533
  Accrued compensation                                                         11,454             5,087
  Billings in excess of costs                                                  39,096            61,738
  Other accrued liabilities                                                    91,914           101,310
                                                                         ------------      ------------
          Total current liabilities                                           369,178           346,216

Long-term debt                                                                603,043           594,637
Deferred income taxes                                                          55,496            54,612
Other liabilities                                                              34,208            30,229
                                                                         ------------      ------------
          Total liabilities                                                 1,061,925         1,025,694

Commitments and contingencies

Minority interest                                                              11,530             9,604

Stockholders' equity:

  Common stock - par value $.01; 84,230,896 and 81,014,713 shares
      issued and outstanding at March 31, 2003 and December 31, 2002              842               810
  Additional paid-in capital                                                  661,753           594,849
  Accumulated other comprehensive loss                                        (52,760)          (44,461)
  Retained earnings                                                           401,332           382,166
                                                                         ------------      ------------
                                                                            1,011,167           933,364
                                                                         ------------      ------------
                                                                         $  2,084,622      $  1,968,662
                                                                         ============      ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                              Three Months Ended March 31,
                                                             ------------------------------
                                                                 2003              2002
                                                             ------------      ------------
Revenues                                                     $    500,576      $    388,986

Cost of revenues                                                  380,131           295,941
                                                             ------------      ------------

Gross profit                                                      120,445            93,045

Selling, general, and administrative                               77,017            55,329
                                                             ------------      ------------

Operating income                                                   43,428            37,716

Interest and financial costs                                      (10,254)           (6,063)
Interest income                                                     1,109               237
Other income (expense), net                                        (2,369)            1,212
                                                             ------------      ------------

Income before income taxes and minority interest                   31,914            33,102

Provision for income taxes                                         10,822            11,917
                                                             ------------      ------------
Income before minority interest                                    21,092            21,185

Minority interest in income of consolidated subsidiaries           (1,926)               --
                                                             ------------      ------------

Net income                                                   $     19,166      $     21,185
                                                             ============      ============

Net income per share:

   Basic                                                     $       0.23      $       0.26
                                                             ============      ============

   Diluted                                                   $       0.23      $       0.26
                                                             ============      ============

Weighted average shares outstanding:
  Basic                                                            83,704            80,920
                                                             ============      ============

  Diluted                                                          84,476            81,585
                                                             ============      ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       2003              2002
                                                                   ------------      ------------
Cash flow from operating activities:
   Net income                                                      $     19,166      $     21,185
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                      8,672             6,333
       Provision for losses on receivables                                1,167             1,030
       Provision for deferred income taxes                                1,681               353
       Gain on sale of assets                                            (1,441)             (600)
       Foreign currency transaction (gain) loss                           2,188              (604)
       Interest rate contract                                               (30)               --
       Tax benefit from exercise of nonqualified stock options               86               146

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                        1,964             1,244
       Inventories                                                      (36,241)            8,998
       Prepaid and other current assets                                 (10,358)           (4,029)
       Accounts payable                                                  42,980           (16,496)
       Other assets/liabilities, net                                    (40,808)          (29,763)
                                                                   ------------      ------------

            Net cash used by operating activities                       (10,974)          (12,203)
                                                                   ------------      ------------

Cash flow from investing activities:
    Purchases of property, plant and equipment                           (7,831)           (4,409)
    Proceeds from sale of assets                                          2,200             1,718
    Businesses acquired, net of cash                                    (47,113)          (15,432)
                                                                   ------------      ------------

            Net cash used by operating activities                       (52,744)          (18,123)
                                                                   ------------      ------------

Cash flow from financing activities:
    Borrowings against lines of credit                                  105,265            64,840
    Payments against lines of credit                                    (95,359)          (49,887)
    Proceeds from stock options exercised                                   376               641
                                                                   ------------      ------------

            Net cash provided by financing activities                    10,282            15,594
                                                                   ------------      ------------

Effect of exchange rate gain on cash                                        459                33
                                                                   ------------      ------------

Decrease in cash and equivalents                                        (52,977)          (14,699)

Cash and cash equivalents, beginning of period                          118,338            43,220
                                                                   ------------      ------------

Cash and cash equivalents, end of period                           $     65,361      $     28,521
                                                                   ============      ============

Supplemental disclosures of cash flow information:
    Cash payments during the period for:
          Interest                                                 $     11,369      $     10,476
          Income taxes                                             $      9,760      $     14,886

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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2002 Annual Report on Form 10-K/A.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

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

During December 2002, we completed the acquisition of Hydralift ASA, a Norwegian based company specializing in the offshore drilling equipment industry, for a total purchase price, including the assumption of debt, of approximately $300 million. Allocation of the purchase price, which is preliminary, will be allocated to the assets acquired and liabilities assumed based on their relative fair values. The final allocation of the purchase price will be based upon independent appraisals and other valuations and may reflect other actions including product line rationalizations or other actions.

3. INVENTORIES

Inventories consist of (in thousands):

                                            March 31,      December 31,
                                              2003             2002
                                          ------------     ------------
Raw materials and supplies                $     49,709     $     60,699
Work in process                                181,409          109,924
Finished goods and purchased products          286,571          299,465
                                          ------------     ------------
              Total                       $    517,689     $    470,088
                                          ============     ============

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                      Quarter Ended March 31,
                                     --------------------------
                                        2003            2002
                                     ----------      ----------
Net income                           $   19,166      $   21,185

Currency translation adjustments         (8,269)         (2,450)

Interest rate contract                       30              --
                                     ----------      ----------

    Comprehensive income             $   10,927      $   18,735
                                     ==========      ==========

5. BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                            Quarter Ended March 31,
                                         ------------------------------
                                             2003              2002
                                         ------------      ------------
Revenues from unaffiliated customers
       Products and Technology           $    316,691      $    222,019
       Distribution Services                  183,885           166,967
                                         ------------      ------------
                                              500,576           388,986
Intersegment revenues
       Products and Technology                 18,785            19,253
       Distribution Services                      451               562
                                         ------------      ------------
                                               19,236            19,815
Operating income
       Products and Technology                 41,832            35,450
       Distribution Services                    4,716             4,568
                                         ------------      ------------

Total profit for reportable segments           46,548            40,018
Unallocated corporate costs                    (3,120)           (2,302)
                                         ------------      ------------

Operating income                               43,428            37,716

Net interest expense                           (9,145)           (5,826)
Other income (expense)                         (2,369)            1,212
                                         ------------      ------------

Income before income taxes and
  minority interest                      $     31,914      $     33,102
                                         ============      ============

Total assets

       Products and Technology           $  1,761,710      $  1,210,795
       Distribution Services                  291,116           251,045

6. DEBT

Debt consists of (in thousands):

                                  March 31,      December 31,
                                    2003             2002
                                ------------     ------------
Credit facilities               $    103,043     $     94,637
6.875% senior notes                  150,000          150,000
6.50% senior notes                   150,000          150,000
5.65% senior notes                   200,000          200,000
                                ------------     ------------
                                     603,043          594,637
       Less current portion               --               --
                                ------------     ------------
                                $    603,043     $    594,637
                                ============     ============

At March 31, 2003, we had $320 million of committed credit facilities and were in compliance with all covenants governing these facilities.

We replaced an existing credit facility in July 2002 with a new three-year unsecured $175 million revolving credit facility. Borrowings against this facility at March 31, 2003 totaled $23 million. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $23 million were outstanding at March 31, 2003. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees, which are being amortized to expense over the term of the facility. This credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage.

Recently acquired Hydralift ASA has multi-currency term loans and revolving credit facilities totaling $145 million, which expire in 2006. These facilities contain financial covenants and the term loans have mandatory repayments of approximately $14 million beginning in May 2004. Interest is based upon a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. At March 31, 2003, borrowings totaled $77 million and there were $24 million of outstanding letters of credit and guarantees.

We also have additional uncommitted credit facilities totaling $134 million that are used primarily for acquisitions, general corporate purposes and letters of credit. Borrowings against these additional credit facilities totaled $3 million at March 31, 2003 and an additional $10 million had been used for letters of credit and guarantees.

7. STOCK-BASED COMPENSATION

We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation", our net income and income per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                                                           Quarter Ended March 31,
                                                                            2003            2002
                                                                         ----------      ----------
Net income, as reported                                                  $   19,166      $   21,185

Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects                                       (2,242)         (2,385)
                                                                         ----------      ----------

Pro forma net income                                                     $   16,924      $   18,800

Net income per common share:
            Basic, as reported                                           $     0.23      $     0.26
            Basic, pro forma                                                   0.20            0.23

            Diluted, as reported                                         $     0.23      $     0.26
            Diluted, pro forma                                                 0.20            0.23

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first quarter of 2003 was $9.20 and $8.95 in 2002. The key input variables used in valuing the options granted in 2003 and 2002 were: risk-free interest rate of 2.58% in 2003 and 2.40% in 2002; dividend yield of zero in each year; stock price volatility of 50% in 2003 and 54% in 2002, and expected option lives of five years for each year presented.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses disposal activities and termination costs in exiting an activity. Effective January 1, 2003 we adopted these new accounting pronouncements and they did not have a significant impact on our results of operations or financial position.

The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148, which we adopted on January 1, 2003, did not have a material impact on our consolidated financial statements (see Note 7).

The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others," ("FIN 45"), which we adopted effective January 1, 2003. FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. Upon adoption, this new accounting pronouncement had no material impact on our consolidated financial position, results of operations or cash flows.

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which we adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

We design, manufacture and sell drilling systems, drilling equipment and downhole products as well as distribute maintenance, repair and operating products to the oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile.

We conduct our operations through the following segments:

Products and Technology

Our Products and Technology segment designs and manufactures complete land drilling and workover rigs, and drilling related systems for offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks, mud pumps, top drives, derricks, cranes, jacking and mooring systems, and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                Quarter Ended March 31,
                               --------------------------
Revenues                          2003            2002
                               ----------      ----------
   Products and Technology     $  335,476      $  241,272
   Distribution Services          184,336         167,529
   Eliminations                   (19,236)        (19,815)
                               ----------      ----------
               Total           $  500,576      $  388,986
                               ==========      ==========

Operating Income
   Products and Technology     $   41,832      $   35,450
   Distribution Services            4,716           4,568
   Corporate                       (3,120)         (2,302)
                               ----------      ----------
                Total          $   43,428      $   37,716
                               ==========      ==========

Products and Technology

Revenues for the Products and Technology segment increased $94 million during the first quarter of 2003 as compared to the same quarter in 2002 due to the Hydralift ASA and Mono acquisitions. Despite the relatively strong hydrocarbon prices experienced during the first quarter, many operators and drilling contractors took a cautious approach regarding their capital spending needs, and spending for our products were generally flat to slightly down.

Operating income increased by $6 million in the first quarter of 2003 compared to the same quarter in 2002 due to the impact of the Hydralift and Mono acquisitions. Lower gross margins of 0.5% and increased selling and administrative costs offset a portion of the benefits derived from those acquisitions.

Backlog of the Products and Technology capital products was $368 million at March 31, 2003, a small increase from the December 31, 2002 balance of $364 million. Backlog at March 31, 2002, which excluded any Hydralift ASA capital products, was $300 million. Most of the product in current backlog will be delivered during 2003.

Distribution Services

Distribution Services revenues increased $17 million, or approximately 10%, during the first quarter of 2003 over the comparable 2002 period. North American revenues were the principal contributor to this increase as the number of active rigs running in the U.S. gradually increased during the quarter. Revenue growth in the international sector, adversely impacted by the Venezuelan political instability and the Iraqi war impact in the Middle East, increased only 7%, or $3 million. Maintenance, repair and operating supplies revenues accounted for all of the revenue increase.

Operating income in the first quarter of 2003 reflects only a slight increase of $0.1 million over the prior year results due to slightly lower margins and an increase in expenses. Infrastructure costs have been incurred to improve our geographic coverage, employee retention and overall customer service.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs are approximately $0.8 million higher during the quarter ending March 31, 2003 when compared to the same period in the prior year due to corporate-led marketing and training initiatives and general overhead incurred to support a larger company.

Interest Expense

Interest expense increased during the three months ended March 31, 2003 as compared to the prior year due to the senior notes issued in November 2002 to acquire Hydralift ASA plus interest incurred on Hydralift's existing borrowings. Other financial costs, principally bank fees related to letters of credit and performance bonds, increased during the three months ending March 31, 2003 when compared to the same period of the prior year, reflecting our increased international activity.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 we had working capital of $780 million, an increase of $31 million from December 31, 2002 primarily due to increases in inventories and costs associated with major projects accounted for under the percentage -of -completion accounting method. Cash decreased $53 million during the quarter ended March 31, 2003 due primarily to financing the Mono and LSI acquisitions for $35 million and payment of semi-annual interest on the senior notes of approximately $10 million.

Total capital expenditures were $8 million during the first three months of 2003 compared to $4 million in the first three months of the prior year. The majority of these capital expenditures represent additions to the downhole rental tool fleet and enhancements to information management systems. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2003 for our products and services.

At March 31, 2003, we had $320 million of committed credit facilities and were in compliance with all covenants governing these facilities.

We replaced an existing credit facility in July 2002 with a new three-year unsecured $175 million revolving credit facility. Borrowings against this facility at March 31, 2003 totaled $23 million. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $23 million were outstanding at March 31, 2003. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees, which are being amortized to expense over the term of the facility. This credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage.

Recently acquired Hydralift ASA has multi-currency term loans and revolving credit facilities totaling $145 million, which expire in 2006. These facilities contain financial covenants and the term loans have mandatory repayments of approximately $14 million beginning in May 2004. Interest is based upon a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. At March 31, 2003, borrowings totaled $77 million and there were $24 million of outstanding letters of credit and guarantees.

We also have additional uncommitted credit facilities totaling $134 million that are used primarily for acquisitions, general corporate purposes and letters of credit. Borrowings against these additional credit facilities totaled $3 million at March 31, 2003 and an additional $10 million had been used for letters of credit and guarantees.

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

During the three months ended March 31, 2003, we did not enter into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources, from the amounts disclosed in our Form 10-K/A for the year ending December 31, 2002.

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

Inflation has not had a significant impact on our operating results or financial condition in recent years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, pension plan accounting, value of intangible assets, and deferred income tax accounting. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K/A for the year ending December 31, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses disposal activities and termination costs in exiting an activity. Effective January 1, 2003 we adopted these new accounting pronouncements and they did not have a significant impact on our results of operations or financial position.

The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148, which we adopted on January 1, 2003, did not have a material impact on our consolidated financial statements (see Note 7).

The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others," ("FIN 45"), which we adopted effective January 1, 2003. FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. Upon adoption, this new accounting pronouncement had no material impact on our consolidated financial position, results of operations or cash flows.

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which we adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We have no material interests in VIEs that will require disclosure or consolidation under FIN 46.


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

Interest Rate Risk

Our long-term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other credit facilities totaling $103.0 million at March 31, 2003. A portion of the borrowings under our other credit facilities are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR or NIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR or NIBOR for 30 days to 6 months. Based upon our March 31, 2003 borrowings under our variable rate facilities of $103.0 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $1.0 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      99.2 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b) Reports on Form 8-K

                  A report on Form 8 - K was filed on February 12, 2003 regarding a press release announcing our financial results for the fourth quarter and full year ended December 31,2002.

                   A report on Form 8 - K was filed on April 25, 2003 regarding a press release announcing our financial results for the three months ended March 31,2003.





SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 15, 2003                /s/ Steven W. Krablin
      ------------                    ---------------------
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


Dated: May 15, 2003

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

Dated: May 15, 2003


/s/ Steven W. Krablin
---------------------
Steven W. Krablin.
Chief Financial Officer

                                INDEX TO EXHIBITS

(a) Exhibits

    99.1 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

    99.2 Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002