Form 10-K/A
period 2002-12-31
NATIONAL OILWELL INC
filed 2003-06-25
CIK 1021860

================================================================================

                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

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

Competition

The oilfield services and equipment industry is highly competitive and our revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. National Oilwell's Products and Technology business segment competes with several companies in North America that have drilling products that compete directly with certain of our products. National Oilwell's Distribution Services business segment faces competition from various smaller regional competitors who leverage geographic strength in a particular market area, as well as other multinational distribution companies utilizing pricing power to compete. None of these competing companies dominate in any of the business segments in which we operate.

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


Volatile Oil and Gas Prices Affect Demand for Our Products.



         Oil and gas prices have been volatile since 1990, ranging from $10 - $40 per barrel. Over the last three years, oil prices have generally ranged within $20-$30 per barrel. Spot gas prices have also been volatile since 1990, ranging from less than $1.00 per mmbtu of gas to above $10.00. Gas prices were moderate in 1998 and 1999, generally ranging from $1.80 - $2.50 per mmbtu. Gas prices in 2000 generally ranged from $4-$8 per mmbtu. In the second quarter of 2001, gas prices came under pressure, generally ranging between $2.20 to $3.00 per mmbtu through the first quarter of 2002. Gas prices have generally ranged between $3.00 - $5.00 per mmbtu since that time.


         Expectations for future oil and gas prices cause many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. Industry activity and our revenues have not responded to the higher commodity prices that have existed since the second quarter of 2002, presumably due to concerns that these prices will not continue in the current range. The oil and gas prices which are determined by the marketplace may be above or below a range that is acceptable to our customers, which could reduce demand for our products.


Competition in our Industry Could Ultimately Lead to Lower Revenues and
Earnings.

         The oilfield products and services industry is highly competitive. The following competitive actions can each affect our revenues and earnings:

         o        price changes;

         o        new product and technology introductions; and

         o        improvements in availability and delivery.


         National Oilwell's Products and Technology business segment competes with several companies in North America that have drilling products that compete directly with certain of our products. National Oilwell's Distribution Services business segment faces competition from various smaller regional competitors who leverage geographic strength in a particular market area, as well as other multinational distribution companies utilizing pricing power to compete. Competition in our industry could lead to lower revenues and earnings.


Because Some of Our Products are Used in Potentially Hazardous Activities, We Face Potential Product Liability and Warranty Claims.

         Customers use some of our products in potentially hazardous drilling, completion and production applications that can cause:

         o        injury or loss of life;

         o        damage to property, equipment or the environment; and

         o        suspension of operations.


         National Oilwell may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been used. We are currently party to various legal and administrative proceedings. The outcome of any such legal or administrative proceedings could have an adverse effect on our financial condition.



The Location of Some of our Customers in Foreign Markets that may have Unstable Economies or Governments Could Have a Negative Impact on Our Revenues and Operating Results.


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


Our Growth Could Cause Difficulties Integrating Operations that We Acquire.


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


Our Indebtedness Could Limit Our Ability to Borrow Additional Funds and/or Make Us Vulnerable to General Adverse Economic and Industry Conditions.



In 1998, National Oilwell issued $150 million of 6 7/8% unsecured senior notes due July 1, 2005. In 2001, we issued an additional $150 million of 6 1/2% unsecured senior notes due March 15, 2011. In 2002, we issued $200 million of 5.65% unsecured senior notes due November 15, 2012. We also have a $175 million revolving line of credit and approximately $200 million in availability under various borrowing arrangements of our wholly-owned foreign subsidiaries. Our leverage requires us to use some of our cash flow from operations for payment of interest on our debt. Our leverage may also make it more difficult to obtain additional financing in the future. Further, our leverage could make us more vulnerable to economic downturns and competitive pressures.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

                           2002                            2001                            2000
                 ------------------------        -----------------------        ------------------------
Quarter            High             Low           High             Low           High              Low
-------          -------          -------        -------         -------        -------          -------
First            $ 26.25          $ 16.43        $ 40.50         $ 33.65        $ 31.38          $ 14.25
Second             28.81            20.91          39.55           26.80          32.89            22.94
Third              21.29            15.19          25.74           12.91          37.50            27.25
Fourth             23.31            17.69          20.86           13.85          39.19            28.25

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

                                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
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
  Products and Technology        $    127.0    $    171.0      $ 61.0 ?
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

Special Charge

During 2000, we recorded a special charge, net of a $0.4 million credit from previous special charges, of $14.1 million ($11.0 million after tax, or $0.14 per share) related to the merger with IRI International. Components of the charge were (in millions):

Direct transaction costs                   $    6.6
Severance                                       6.4
Facility closures                               1.5
                                           --------
                                               14.5
Prior year reversal                            (0.4)
                                           --------
                                           $   14.1
                                           --------

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

We have not entered into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources. A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2002 is as follows (in thousands):

                                                                           PAYMENTS DUE BY PERIOD
                                                            ----------------------------------------------------
                                                            LESS THAN 1
      CONTRACTUAL OBLIGATIONS                      TOTAL        YEAR      1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
      ---------------------------------------   ----------  ------------  ----------   ----------  -------------
      Long Term Debt                            $  594,637   $       --   $  244,637   $       --   $  350,000
      Operating Leases                              63,625       17,658       30,450        6,943        8,574
                                                ----------   ----------   ----------   ----------   ----------
      Total contractual obligations             $  658,262   $   17,658   $  275,087   $    6,943   $  358,574
                                                ==========   ==========   ==========   ==========   ==========


                                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                            ----------------------------------------------------
                                                            LESS THAN 1
      COMMERCIAL COMMITMENTS                      TOTAL         YEAR      1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
      ---------------------------------------   ----------  ------------  ----------   ----------  -------------
      Line of Credit                            $  326,698   $       --   $  326,698   $       --   $       --

      Standby Letters of Credit                     61,432       41,635       19,797           --           --
                                                ----------   ----------   ----------   ----------   ----------
      Total commercial commitments              $  388,130   $   41,635   $  346,495   $       --   $       --
                                                ==========   ==========   ==========   ==========   ==========

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Securities Authorized for Issuance Under Equity Compensation Plans



The following table sets forth information as of our fiscal year ended December 31, 2002, with respect to compensation plans under which our common stock may be issued:



                                                                                                       NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES TO                                       FUTURE ISSUANCE UNDER
                                             BE ISSUED UPON              WEIGHTED-AVERAGE              EQUITY COMPENSATION
                                              EXERCISE OF                EXERCISE PRICE OF               PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,          SECURITIES REFLECTED IN
                                           WARRANTS AND RIGHTS           WARRANTS AND RIGHTS                COLUMN (A))
     PLAN CATEGORY                                 (a)                           (b)                           (c) (1)
-----------------------                 ------------------------        --------------------          -----------------------
Equity compensation
plans approved by
security holders                               3,790,496                    $  21.99                        4,219,162

Equity compensation
plans not approved by
security holders                                      0                            0                                0
                                            -----------                     --------                      -----------
Total                                         3,790,496                     $  21.99                        4,219,162
                                            ===========                     ========                      ===========



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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a)       Financial Statements and Exhibits

1.       Financial Statements

         The following financial statements are presented in response to Part II, Item 8:

                                                                                     Page(s) in
                                                                                     This Report
                                                                                     -----------
      Consolidated Balance Sheets.........................................................24

      Consolidated Statements of Operations...............................................25

      Consolidated Statements of Cash Flows...............................................26

      Consolidated Statements of Stockholders' Equity.....................................27

      Notes to Consolidated Financial Statements..........................................28

2.    Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts.....................................49

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


3. Exhibits


         2.1 Combination Agreement between National-Oilwell, Inc. and Hydralift ASA regarding the transaction announced October 11, 2002 (Exhibit 2.1) (5).



         3.1 Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).



         3.2 By-laws of National-Oilwell, Inc. Filed as an exhibit to the Annual Report on Form 10-K, filed March 7, 2003.



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



         10.5     Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).



         10.6 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (4).



         10.7 Non-competition Agreement dated as of June 28, 2000 between Hushang Ansary and National Oilwell (Exhibit 10.9) (4).



         21.1 Subsidiaries of the Company. Filed as an exhibit to the Annual Report on Form 10-K, filed March 7, 2003.


         23.1     Consent of Ernst & Young LLP


         24.1 Power of Attorney (included on signature page hereto). Filed as an exhibit to the Annual Report on Form 10-K, filed March 7, 2003.


         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                         NATIONAL-OILWELL, INC.



DATE: JUNE 11, 2003                      BY:     /S/ STEVEN W. KRABLIN
                                            ------------------------------------

                                                     STEVEN W. KRABLIN
                                                    VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I, Steven W. Krablin, certify that:

1. I have reviewed this annual report on Form 10-K/A/A of National Oilwell, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



DATE: JUNE 11, 2003                         BY:   /S/ STEVEN W. KRABLIN
                                               ---------------------------------

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

                              /s/ ERNST & YOUNG LLP

Houston, Texas
February 18, 2003

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               December 31,    December 31,
                                                                                  2002             2001
                                                                              -------------    -------------
                             ASSETS

Current assets:
  Cash and cash equivalents                                                   $     118,338    $      43,220
  Receivables, net                                                                  428,116          382,153
  Inventories                                                                       470,088          455,934
  Costs in excess of billings                                                        53,805               --
  Deferred income taxes                                                              26,783           16,825
  Prepaid and other current assets                                                   17,938           10,434
                                                                              -------------    -------------
          Total current assets                                                    1,115,068          908,566

Property, plant and equipment, net                                                  208,420          168,951
Deferred income taxes                                                                36,864           16,663
Goodwill, net                                                                       581,576          352,094
Property held for sale                                                                7,389           12,144
Other assets                                                                         19,345           13,278
                                                                              -------------    -------------
                                                                              $   1,968,662    $   1,471,696
                                                                              =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                      --           10,213
  Accounts payable                                                                  168,548          161,277
  Customer prepayments                                                                9,533            9,843
  Accrued compensation                                                                5,087           23,661
  Billings in excess of costs                                                        61,738               --
  Other accrued liabilities                                                         101,310           72,315
                                                                              -------------    -------------
          Total current liabilities                                                 346,216          277,309

Long-term debt                                                                      594,637          300,000
Deferred income taxes                                                                54,612           20,380
Other liabilities                                                                    30,229            6,467
                                                                              -------------    -------------
          Total liabilities                                                       1,025,694          604,156

Commitments and contingencies

Minority interest                                                                     9,604               --

Stockholders' equity:

  Common stock - par value $.01; 81,014,713 and 80,902,882 shares
      issued and outstanding at December 31, 2002 and December 31, 2001                 810              809
  Additional paid-in capital                                                        594,849          592,507
  Accumulated other comprehensive loss                                              (44,461)         (34,873)
  Retained earnings                                                                 382,166          309,097
                                                                              -------------    -------------
                                                                                    933,364          867,540
                                                                              -------------    -------------
                                                                              $   1,968,662    $   1,471,696
                                                                              =============    =============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Year Ended December 31,
                                                                    -----------------------------------------------
                                                                        2002             2001             2000
                                                                    -------------    -------------    -------------
Revenues                                                            $   1,521,946    $   1,747,455    $   1,149,920

Cost of revenues:
     Cost of products and services sold                                 1,160,082        1,319,621          884,774
     Merger related inventory write-offs                                       --               --           15,684
                                                                    -------------    -------------    -------------

Gross profit                                                              361,864          427,834          249,462

Selling, general, and administrative                                      227,541          238,557          186,924
Special charge                                                                 --               --           14,082
                                                                    -------------    -------------    -------------

Operating income                                                          134,323          189,277           48,456

Interest and financial costs                                              (27,279)         (24,929)         (19,069)
Interest income                                                             2,638            1,775            2,908
Other income (expense), net                                                 3,656            1,894           (5,258)
                                                                    -------------    -------------    -------------

Income before income taxes and minority interest                          113,338          168,017           27,037

Provision for income taxes                                                 39,396           63,954           13,901
                                                                    -------------    -------------    -------------
Income before minority interest                                            73,942          104,063           13,136
Minority interest in income of consolidated subsidiaries                     (873)              --               --
Net income                                                          $      73,069    $     104,063    $      13,136
                                                                    =============    =============    =============

Net income per share:

   Basic                                                            $        0.90    $        1.29    $        0.17
                                                                    =============    =============    =============
   Diluted                                                          $        0.89    $        1.27    $        0.16
                                                                    =============    =============    =============

Weighted average shares outstanding:
  Basic                                                                    80,974           80,813           79,325
                                                                    =============    =============    =============
  Diluted                                                                  81,709           81,733           80,760
                                                                    =============    =============    =============


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Year Ended December 31,
                                                                                --------------------------------------
                                                                                  2002          2001           2000
                                                                                ----------    ----------    ----------

Cash flow from operating activities:
  Net income                                                                    $   73,069    $  104,063    $   13,136
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                                   25,048        38,873        35,034
    Provision for losses on receivables                                              3,606         3,897         1,589
    Provision for deferred income taxes                                             11,446         7,847        (5,881)
    Gain on sale of assets                                                          (4,551)       (2,878)       (3,522)
    Foreign currency transaction (gain) loss                                           307           573        (1,397)
    Tax benefit from exercise of nonqualified stock options                            328         2,348         4,901
    Special charge                                                                      --            --        14,082
    Merger related inventory write-offs                                                 --            --        15,684
  Changes in assets and liabilities, net of acquisitions:
    Marketable securities                                                               --            --        14,686
    Receivables                                                                     58,953       (74,700)      (65,619)
    Inventories                                                                     25,189       (71,906)      (27,219)
    Income taxes receivable                                                             --            --        12,888
    Prepaid and other current assets                                                (2,960)        2,411        (4,802)
    Accounts payable                                                               (32,031)      (23,357)       47,345
    Other assets/liabilities, net                                                  (54,363)      (22,547)      (24,292)
                                                                                ----------    ----------    ----------

          Net cash provided (used) by operating activities                         104,041       (35,376)       26,613
                                                                                ----------    ----------    ----------

Cash flow from investing activities:
  Purchases of property, plant and equipment                                       (24,805)      (27,358)      (24,561)
  Proceeds from sale of assets                                                      12,534         7,927         8,227
  Businesses acquired and investments in joint ventures, net of cash              (213,052)      (38,517)      (48,208)
                                                                                ----------    ----------    ----------

          Net cash used by investing activities                                   (225,323)      (57,948)      (64,542)
                                                                                ----------    ----------    ----------

Cash flow from financing activities:
  Borrowings against lines of credit                                               303,220       294,084       273,376
  Payments against lines of credit                                                (311,018)     (354,310)     (254,202)
  Net proceeds from issuance of long-term debt                                     199,070       146,631            --
  Proceeds from stock options exercised                                              2,343         9,286        14,247
  Other                                                                              1,363            --          (662)
                                                                                ----------    ----------    ----------

          Net cash provided by financing activities                                194,978        95,691        32,759
                                                                                ----------    ----------    ----------

Effect of exchange rate losses on cash                                               1,422        (1,606)         (462)
                                                                                ----------    ----------    ----------

Increase (decrease) in cash and equivalents                                         75,118           761        (5,632)
Cash and cash equivalents, beginning of year                                        43,220        42,459        48,091
                                                                                ----------    ----------    ----------
Cash and cash equivalents, end of year                                          $  118,338    $   43,220    $   42,459
                                                                                ==========    ==========    ==========

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

                             NATIONAL-OILWELL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    ACCUMULATED
                                                                      ADDITIONAL       OTHER
                                                        COMMON         PAID-IN      COMPREHENSIVE      RETAINED
                                                        STOCK          CAPITAL          LOSS            EARNINGS        TOTAL
                                                     ------------    ------------   -------------    ------------   ------------
Balance at December 31, 1999                         $        717    $    415,701    $    (11,923)   $    191,880   $    596,375
                                                     ------------    ------------    ------------    ------------   ------------

  Net income                                                                                               13,136         13,136
  Other comprehensive income
       Currency translation adjustments                                                   (10,684)                       (10,684)
       Marketable securities valuation adjustment                                             749                            749
                                                                                                                    ------------
           Comprehensive income                                                                                            3,201

  Stock issued for acquisition                                 79         153,948                                        154,027
  Stock options exercised                                       9           8,580                                          8,589
  Tax benefit of options exercised                                          4,901                                          4,901
  Other                                                                        95                              18            113
                                                     ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2000                         $        805    $    583,225    $    (21,858)   $    205,034   $    767,206
                                                     ------------    ------------    ------------    ------------   ------------

  Net income                                                                                              104,063        104,063
  Other comprehensive income
       Currency translation adjustments                                                   (11,569)                       (11,569)
       Marketable securities valuation adjustment                                          (1,446)                        (1,446)
                                                                                                                    ------------
           Comprehensive income                                                                                           91,048

  Stock options exercised                                       4           6,934                                          6,938
  Tax benefit of options exercised                                          2,348                                          2,348
                                                     ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2001                         $        809    $    592,507    $    (34,873)   $    309,097   $    867,540
                                                     ============    ============    ============    ============   ============

  Net income                                                                                               73,069         73,069
  Other comprehensive income
       Currency translation adjustments                                                     2,474                          2,474
       Interest rate contract                                                                 886                            886
       Minimum liability of defined benefit plans                                         (12,948)                       (12,948)
                                                                                                                    ------------
          Comprehensive income                                                                                            63,481

  Stock options exercised                                       1           2,014                                          2,015
  Tax benefit of options exercised                                            328                                            328
                                                     ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2002                         $        810    $    594,849    $    (44,461)   $    382,166   $    933,364
                                                     ============    ============    ============    ============   ============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF BUSINESS


We design, manufacture and sell comprehensive systems, components, and products used in oil and gas drilling and production, as well as distribute products and provide supply chain integration services to the upstream oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile.


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

Assets Held for Sale


In the course of integrating acquisitions and streamlining operations, we have closed certain manufacturing facilities. Facilities where we have a formal plan to sell the facility are classified as held for sale. We expect these facilities to be sold within one year but market conditions may impact our ability to sell the facilities. When we designate an asset as held for sale, we record its carrying value at the lower of its current carrying amount or the estimated fair value less costs to sell and stop recording depreciation expense. Carrying values are adjusted to reflect any subsequent deterioration in fair value.


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

Revenue Recognition


Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Except for the construction of large rig packages, we record revenue at the time delivery has occurred, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer and collectibility is reasonably assured. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed and as rental charges are incurred. The amounts billed for shipping and handling costs are included in revenue and related costs are included in costs of sales.

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

The change in benefit obligation, plan assets and the funded status of the defined pension plans in the United States and the United Kingdom, and defined postretirement plans in the United States, follows:

                                                      Pension benefits         Postretirement benefits
                                                   ----------------------      -----------------------
               At year end                           2002          2001          2002          2001
             --------------                        --------      --------      --------      ---------
             (in thousands)
Benefit obligation at beginning of year            $ 49,605      $ 46,511      $  7,416      $  3,107
  Service cost                                          274           173            40            21
  Interest cost                                       3,336         3,457           552           506
  Actuarial (gain) loss                              10,973         1,272         1,094         4,079
  Benefits paid                                      (2,996)       (2,186)         (645)         (503)
  Retiree contributions                                 161            99            32            --
  Other                                               3,357           279            --           206
                                                   --------      --------      --------      --------
BENEFIT OBLIGATION AT END OF YEAR                  $ 64,710      $ 49,605      $  8,489      $  7,416
                                                   --------      --------      --------      --------

Fair value of plan assets at beginning of year     $ 51,211      $ 60,062      $     --      $     --
  Actual return                                      (9,335)       (7,715)           --            --
  Benefits paid                                      (2,996)       (2,186)         (645)         (503)
  Contributions                                       1,621           450           645           503
  Other                                               4,174           600            --            --
                                                   --------      --------      --------      --------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR           $ 44,675      $ 51,211            --            --
                                                   --------      --------      --------      --------

  Funded status                                    $(20,035)     $  1,606        (8,489)       (7,416)
  Unrecognized actuarial net loss/ (gain)            31,815         7,662         4,270         3,389
  Prior service costs not yet recognized                281           303           213           257
  Minimum pension liability                         (19,698)           --            --            --
  Other                                             (10,543)       (9,223)
                                                   --------      --------      --------      --------
PREPAID (ACCRUED) BENEFIT COST                     $(18,180)     $    348        (4,006)       (3,770)
                                                   --------      --------      --------      --------

Significant assumptions used for the plans follow:

                                               Pension benefits          Postretirement benefits
                                           ------------------------      -----------------------
            For the year                   2002      2001      2000      2002     2001     2000
            ------------                   ----      ----      ----      ----     ----     -----
Weighted average assumptions:
     Discount rate                          5.8%      6.5%      7.5%      6.5%     6.9%     7.6%
     Expected long-term rate of return      6.3%      7.0%      8.0%      n/a      n/a      n/a
     Rate of compensation increase          4.0%     4.25%      5.0%      n/a      n/a      n/a

A 17% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, decreasing by approximately 3% points per year to 5.5% in 2007, with 5.5% increases per year thereafter.

Net periodic benefit cost (credit):

                                                                 Pension benefits                      Postretirement benefits
                                                       -----------------------------------       ---------------------------------
                For the year                             2002          2001          2000         2002         2001          2000
              --------------                           -------       -------       -------       -------      -------      -------
              (in thousands)
  Service cost - benefits earned during the period     $   422       $    --       $   108       $    40      $    21      $    16
  Interest cost on projected benefit obligation          3,313         1,194         1,186           552          506          232
  Expected return on plan assets                        (3,886)       (1,183)       (1,280)           --           --           --
  Net amortization and deferral                             74            46            (8)          257          178          (13)
                                                       -------       -------       -------       -------      -------      -------
NET PERIODIC BENEFIT COST (CREDIT)                     $   (77)      $    57       $     6       $   849      $   705      $   235
                                                       =======       =======       =======       =======      =======      =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                                  1% Point Increase             1% Point Decrease
                                                                  -----------------             -----------------
                         (in thousands)
Effect on total of service and interest cost components in 2002          $  47                     $ (40)

Effect on postretirement benefit obligation at year-end 2002             $ 770                     $(655)

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

7. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

      The components of other comprehensive loss are as follows (in thousands):

                                                     Cumulative                     Cumulative
                                    Change in        Currency                       Marketable
                                      Minimum       Translation      Interest       Securities
                                 Pension Liability   Adjustment    Rate Contract   Valuation Adj.      TOTAL
                                 -----------------  -----------    -------------   --------------     ---------
Balance at December 31, 1999       $      --        $ (12,639)       $      --       $     716        $ (11,923)

Current period activity                               (10,684)                           1,136           (9,548)
Tax effect                                                                                (387)            (387)
                                   ---------        ---------        ---------       ---------        ---------
Balance at December 31, 2000              --          (23,323)              --           1,465          (21,858)

Current period activity                               (11,569)                          (2,191)         (13,760)
Tax effect                                                                                 745              745
                                   ---------        ---------        ---------       ---------        ---------
Balance at December 31, 2001              --          (34,892)              --              19          (34,873)
                                   ---------        ---------        ---------       ---------        ---------

Current period activity              (19,698)           2,474            1,363                          (15,861)
Tax effect                             6,750                              (477)                           6,273
                                   ---------        ---------        ---------       ---------        ---------
Balance at December 31, 2002       $ (12,948)       $ (32,418)       $     886       $      19        $ (44,461)
                                   =========        =========        =========       =========        =========

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


The following summarizes options activity:

                                                                      YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                             2002                               2001                               2000
                                 ----------------------------       ----------------------------       ----------------------------
                                                    AVERAGE                            AVERAGE                            AVERAGE
                                  NUMBER OF         EXERCISE         NUMBER OF         EXERCISE        NUMBER OF          EXERCISE
                                   SHARES            PRICE            SHARES            PRICE            SHARES            PRICE
                                 ----------        ----------       ----------        ----------       ----------        ----------
Shares under option at            3,094,160        $    22.95        2,792,585        $    16.50        2,041,204        $    14.59
   beginning of year

Granted                             977,500             18.53          911,626             40.50          758,961             23.56
Options from acquisitions                --                --               --                --        1,006,342             10.52
Cancelled                          (133,465)            28.54         (218,086)            25.47          (86,425)            14.10
Exercised                          (147,699)            13.52         (391,965)            16.39         (927,497)            11.80
                                 ----------        ----------       ----------        ----------       ----------        ----------
Shares under option at            3,790,496        $    21.99        3,094,160        $    22.95        2,792,585        $    16.50
   end of year

Exercisable at end of year        2,119,692        $    18.71        1,474,833        $    15.68        1,097,327        $    13.73
                                 ==========        ==========       ==========        ==========       ==========        ==========

The following summarizes information about stock options outstanding as of December 31, 2002:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          WEIGHTED-AVG.      -----------------------------   -------------------------------
      RANGE OF             REMAINING                         WEIGHTED-AVG.                     WEIGHTED-AVG.
   EXERCISE PRICE      CONTRACTUAL LIFE        SHARES       EXERCISE PRICE    SHARES          EXERCISE PRICE
   --------------      ----------------      ---------      --------------   ---------        --------------
  $ 5.62 to $10.52           2.98            1,131,451          $ 10.21      1,131,451            $ 10.21
  $11.45 to $21.70           8.57            1,049,425            18.21        111,925              15.56
  $22.56 to $40.50           6.55            1,609,620            32.73        876,316              30.10
                             ----            ---------          -------      ---------            -------
       Totals                6.04            3,790,496          $ 21.99      2,119,692            $ 18.71
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

                                                 YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------
                                       2002              2001              2000
                                    -----------       -----------       -----------
Net income:
     As reported                    $    73,069       $   104,063       $    13,136
     Pro forma                      $    63,926       $    94,227       $     5,584

Basic net income per share:
     As reported                    $      0.90       $      1.29       $      0.17
     Pro forma                             0.79              1.17              0.07

Diluted net income per share:
     As reported                    $      0.89       $      1.27       $      0.16
     Pro forma                             0.78              1.15              0.07

These pro forma results may not be indicative of future effects.

The assumptions used in the Black-Scholes option-pricing model were:

         ASSUMPTIONS              2002      2001      2000
----------------------------      ----      ----      ----
Risk-free interest rate            2.4%      6.3%      4.7%
Expected dividend                  --        --        --
Expected option life (years)        5         5         4
Expected volatility                54%       55%       94%

The Company evaluates annually the grant of options to eligible participants and in February 2003, 977,500 options to purchase shares of common stock were granted at an exercise price of $20.14, the fair value of the common stock at the date of grant.

10. INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

                       DECEMBER 31, 2002      DECEMBER 31, 2001    DECEMBER 31, 2000
                       -----------------      -----------------    -----------------
Domestic                   $ 45,716              $101,700              $(10,555)
Foreign                      66,749                66,317                37,592
                           --------              --------              --------
                           $112,465              $168,017              $ 27,037
                           ========              ========              ========


    The components of the provision (benefit) for income taxes consisted of (in thousands):

                    DECEMBER 31, 2002     DECEMBER 31, 2001       DECEMBER 31, 2000
                    -----------------     -----------------       -----------------
Current:
    Federal               $ 11,315              $ 32,222               $  5,401
    State                      909                   581                    123
    Foreign                 15,726                23,304                 14,258
                          --------              --------               --------
                            27,950                56,107                 19,782
                          --------              --------               --------
Deferred:
    Federal                  4,888                 4,925                 (6,757)
    State                    1,144                   391                   (507)
    Foreign                  5,414                 2,531                  1,383
                          --------              --------               --------
                            11,446                 7,847                 (5,881)
                          --------              --------               --------
                          $ 39,396              $ 63,954               $ 13,901
                          ========              ========               ========

     The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

                                                    DECEMBER 31, 2002      DECEMBER 31, 2001      DECEMBER 31, 2000
                                                    -----------------      -----------------      -----------------
Federal income tax at statutory rate                    $ 39,363               $ 58,806               $  9,462
Foreign income tax rate differential                      (2,990)                 1,405                    781
State income tax, net of federal benefit                     556                    299                    336
Tax benefit of foreign sales income                       (1,580)                (1,575)                (1,492)
Nondeductible expenses                                     1,053                  2,423                  4,626
Foreign dividends net of FTCs                              1,176                 (1,967)                (1,046)
Net operating loss carryforwards                              --                  2,948                  1,744
Change in deferred tax valuation allowance                   400                  1,223                   (606)
Prior year taxes                                           1,126                     --                     --
Other                                                        292                    392                     96
                                                        --------               --------               --------
                                                        $ 39,396               $ 63,954               $ 13,901
                                                        ========               ========               ========

     Significant components of National Oilwell's deferred tax assets and liabilities were as follows (in thousands):

                                                                     DECEMBER 31,          DECEMBER 31,
                                                                        2002                   2001
                                                                     ------------          ------------
Deferred tax assets:
    Allowances and operating liabilities                              $ 29,047               $  9,408
    Net operating loss carryforwards                                    23,891                 16,107
    Foreign tax credit carryforwards                                    15,082                 13,580
    Capital loss carryforward                                            3,527                  3,527
    Other                                                               22,012                 20,378
                                                                      --------               --------
             Total deferred tax assets                                  93,559                 63,000
             Valuation allowance for deferred tax assets               (29,912)               (29,512)
                                                                      --------               --------
                                                                        63,647                 33,488
                                                                      --------               --------
Deferred tax liabilities:
    Tax over book depreciation                                          14,168                 10,366
    Operating and other assets                                          31,688                     --
    Other                                                                8,756                 10,014
                                                                      --------               --------
             Total deferred tax liabilities                             54,612                 20,380
                                                                      --------               --------
             Net deferred tax assets                                  $  9,035               $ 13,108
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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National-Oilwell, Inc.

We have audited the consolidated financial statements of National-Oilwell, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 18, 2003 (included elsewhere in this Form 10-K/A). Our audits also included the financial statement schedule listed in the index at item 15a of this Form 10-K/A. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

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

                                                                     SCHEDULE II

                             NATIONAL-OILWELL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   ADDITIONS
                                                                  (DEDUCTIONS)
                                                       BALANCE     CHARGED TO         CHARGE         BALANCE
                                                      BEGINNING     COSTS AND        OFFS AND         END OF
                                                       OF YEAR      EXPENSES          OTHER            YEAR
                                                      ---------   ------------       --------        --------
                                                                         (IN THOUSANDS)
Allowance for doubtful accounts:
         2002                                         $  9,094       $  3,606        $   (124)       $ 12,576
         2001                                            5,885          3,897            (688)          9,094
         2000                                            8,986          1,589          (4,690)          5,885

Allowance for excess and obsolete
inventory reserves:
         2002                                         $ 49,084       $  1,672        $ (1,364)       $ 49,392
         2001                                           53,283            807          (5,006)         49,084
         2000                                           39,355         16,814          (2,886)         53,283

Valuation allowance for deferred tax assets:
         2002                                         $ 29,512       $    400        $     --        $ 29,912
         2001                                           28,289          1,223              --          29,512
         2000                                           19,228           (606)          9,667          28,289

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
2.1           Combination Agreement between National-Oilwell, Inc. and Hydralift
              ASA regarding the transaction announced October 11, 2002 (Exhibit
              2.1) (5).

3.1           Amended and Restated Certificate of Incorporation of
              National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2 By-laws of National-Oilwell, Inc. Filed as an exhibit to the Annual Report on Form 10-K, filed March 7, 2003.

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

10.5          Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

10.6 Employment Agreement dated as of March 1, 2000 between Jon Gjedebo and a National Oilwell subsidiary (Exhibit 10.8) (4).

10.7          Non-competition Agreement dated as of June 28, 2000 between
              Hushang Ansary and National Oilwell (Exhibit 10.9) (4).

21.1          Subsidiaries of the Company. Filed as an exhibit to the Annual
              Report on Form 10-K, filed March 7, 2003.

23.1          Consent of Ernst & Young LLP

24.1 Power of Attorney (included on signature page hereto). Filed as an exhibit to the Annual Report on Form 10-K, filed March 7, 2003.

99.1          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

99.2          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

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