Form 10-K/A
period 2002-12-31
NATIONAL OILWELL INC
filed 2003-06-26
CIK 1021860

================================================================================

                                   FORM 10-K/A

                               (AMENDMENT NO. 3*)

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

*This amendment is filed for the sole purpose of including the certifications of the Registrant's principal executive officer and principal financial officer on the signature page and as Exhibits to this Annual Report on Form 10-K/A.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

a)       Financial Statements and Exhibits

1.       Financial Statements

         The following financial statements are presented in response to Part II, Item 8:


                                                                                     Page(s) in
                                                                                     This Report
                                                                                     -----------
      Consolidated Balance Sheets.........................................................26

      Consolidated Statements of Operations...............................................27

      Consolidated Statements of Cash Flows...............................................28

      Consolidated Statements of Stockholders' Equity.....................................29

      Notes to Consolidated Financial Statements..........................................30

2.    Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts.....................................51


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

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as an exhibit to the Annual Report on Form 10-K, filed March 7, 2003.

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

(2)      Filed as an Exhibit to our Annual Report on Form 10-K filed on March
         28, 2002.

(3) Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)      Filed as an Exhibit to our Annual Report on Form 10-K filed on March 1,
         2001.

(5) Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2002.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NATIONAL-OILWELL, INC.



DATE: JUNE 26, 2003                      BY:     /S/ STEVEN W. KRABLIN
                                            ------------------------------------

                                                     STEVEN W. KRABLIN
                                                     VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I, Merrill A. Miller, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of National-Oilwell, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  JUNE 26, 2003                     BY:  /s/ MERRILL A. MILLER, JR.
                                            -------------------------------
                                              MERRILL A. MILLER, JR.
                                              CHIEF EXECUTIVE OFFICER

I, Steven W. Krablin, certify that:

1. I have reviewed this annual report on Form 10-K/A of National-Oilwell, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  JUNE 26, 2003                   BY:  /s/ STEVEN W. KRABLIN
                                          ------------------------------------
                                                  STEVEN W. KRABLIN
                                                  VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

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

99.2          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002. Filed as an exhibit to the Annual Report on Form 10-K, filed
              March 7, 2003.

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