Form 10-K/A
period 2002-12-31
NATIONAL OILWELL INC
filed 2003-06-27
CIK 1021860

================================================================================


                                   FORM 10-K/A
                               (AMENDMENT NO. 4*)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

*This amendment is filed for the sole purpose of including Exhibits 99.1 and
99.2 with this Form 10-K/A.

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