Form 10-Q
period 2003-06-30
NATIONAL OILWELL INC
filed 2003-08-14
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================
(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003 OR

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


                              10000 RICHMOND AVENUE
                                 HOUSTON, TEXAS
                                   77042-4200
              -----------------------------------------------------
                    (Address of principal executive offices)

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

As of August 12, 2003, 84,950,930 common shares were outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           NATIONAL-OILWELL, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                        June 30,         December 31,
                                                                          2003              2002
                                                                       -----------       ------------
                                                                       (Unaudited)
                                   ASSETS

Current assets:
  Cash and cash equivalents                                            $    62,153       $   118,338
  Receivables, net                                                         481,007           428,116
  Inventories                                                              505,156           470,088
  Costs in excess of billings                                               51,983            53,805
  Deferred income taxes                                                     28,049            26,783
  Prepaid and other current assets                                          38,646            17,938
                                                                       -----------       -----------
          Total current assets                                           1,166,994         1,115,068

Property, plant and equipment, net                                         236,464           208,420
Deferred income taxes                                                       34,104            36,864
Goodwill, net                                                              638,490           581,576
Property held for sale                                                       7,389             7,389
Other assets                                                                30,778            19,345
                                                                       -----------       -----------
                                                                       $ 2,114,219       $ 1,968,662
                                                                       ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                         13,800                --
  Accounts payable                                                         210,957           168,548
  Customer prepayments                                                      10,147             9,533
  Accrued compensation                                                       9,502             5,087
  Billings in excess of costs                                               21,173            61,738
  Other accrued liabilities                                                106,763           101,310
                                                                       -----------       -----------
          Total current liabilities                                        372,342           346,216

Long-term debt                                                             593,265           594,637
Deferred income taxes                                                       53,777            54,612
Other liabilities                                                           31,198            30,229
                                                                       -----------       -----------
          Total liabilities                                              1,050,582         1,025,694

Commitments and contingencies

Minority interest                                                           12,641             9,604

Stockholders' equity:
  Common stock - par value $.01; 84,947,534 and 81,014,713 shares
      issued and outstanding at June 30, 2003 and December 31, 2002            849               810
  Additional paid-in capital                                               672,606           594,849
  Accumulated other comprehensive loss                                     (44,151)          (44,461)
  Retained earnings                                                        421,692           382,166
                                                                       -----------       -----------
                                                                         1,050,996           933,364
                                                                       -----------       -----------
                                                                       $ 2,114,219       $ 1,968,662
                                                                       ===========       ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                              ---------------------------      --------------------------
                                                                 2003              2002           2003            2002
                                                              ---------         ---------       ---------       ---------
Revenues                                                      $ 475,398         $ 372,390       $ 975,974       $ 761,376

Cost of revenues                                                366,281           284,986         746,412         580,927
                                                              ---------         ---------       ---------       ---------

Gross profit                                                    109,117            87,404         229,562         180,449

Selling, general, and administrative                             68,156            55,167         145,173         110,496
                                                              ---------         ---------       ---------       ---------

Operating income                                                 40,961            32,237          84,389          69,953

Interest and financial costs                                     (9,308)           (6,112)        (19,562)        (12,175)
Interest income                                                     517               233           1,626             470
Other income (expense), net                                      (1,180)              143          (3,549)          1,355
                                                              ---------         ---------       ---------       ---------

Income before income taxes and minority interest                 30,990            26,501          62,904          59,603

Provision for income taxes                                        9,518             9,540          20,340          21,457
                                                              ---------         ---------       ---------       ---------
Income before minority interest                                  21,472            16,961          42,564          38,146

Minority interest in income of consolidated subsidiaries         (1,112)               --          (3,038)             --
                                                              ---------         ---------       ---------       ---------


Net income                                                    $  20,360         $  16,961       $  39,526       $  38,146
                                                              =========         =========       =========       =========

Net income per share:

   Basic                                                      $    0.24         $    0.21       $    0.47       $    0.47
                                                              =========         =========       =========       =========

   Diluted                                                    $    0.24         $    0.21       $    0.47       $    0.47
                                                              =========         =========       =========       =========

Weighted average shares outstanding:
  Basic                                                          84,440            80,980          84,072          80,950
                                                              =========         =========       =========       =========

  Diluted                                                        84,990            81,985          84,733          81,785
                                                              =========         =========       =========       =========



        The accompanying notes are an integral part of these statements.

                            NATIONAL-OILWELL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2003            2002
                                                                     ---------       ---------
Cash flow from operating activities:
   Net income                                                        $  39,526       $  38,146
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                    17,634          12,701
       Provision for losses on receivables                               2,221           1,759
       Provision for deferred income taxes                               1,681             366
       Gain on sale of assets                                           (2,154)         (2,108)
       Foreign currency transaction loss                                 3,331             261
       Interest rate contract                                              (60)             --
       Tax benefit from exercise of nonqualified stock options           3,301              --

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                     (40,117)         40,924
       Inventories                                                     (23,708)         (1,084)
       Prepaid and other current assets                                (19,783)         (6,904)
       Accounts payable                                                 36,266         (32,942)
       Other assets/liabilities, net                                   (36,992)        (36,765)
                                                                     ---------       ---------

            Net cash provided (used) by operating activities           (18,854)         14,354
                                                                     ---------       ---------

Cash flow from investing activities:
    Purchases of property, plant and equipment                         (15,641)         (8,935)
    Proceeds from sale of assets                                         3,922           5,550
    Businesses acquired, net of cash                                   (47,113)        (15,432)
                                                                     ---------       ---------

            Net cash used by investing activities                      (58,832)        (18,817)
                                                                     ---------       ---------

Cash flow from financing activities:
    Borrowings against lines of credit                                 201,484         107,921
    Payments against lines of credit                                  (188,145)       (113,695)
    Proceeds from stock options exercised                                7,935             932
                                                                     ---------       ---------

            Net cash provided (used) by financing activities            21,274          (4,842)
                                                                     ---------       ---------

Effect of exchange rate gain on cash                                       227             635
                                                                     ---------       ---------

Decrease in cash and equivalents                                       (56,185)         (8,670)

Cash and cash equivalents, beginning of period                         118,338          43,220
                                                                     ---------       ---------

Cash and cash equivalents, end of period                             $  62,153       $  34,550
                                                                     =========       =========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                   $  18,007       $  11,150
          Income taxes                                               $  24,007       $  29,837


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

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS

On January 16, 2003, we acquired the Mono pumping products business from Halliburton Energy Services for approximately $89 million, consisting of $22.7 million in cash and 3.2 million shares of our common stock. This transaction, which consisted of purchasing all the outstanding stock of Monoflo, Inc. in the United States and Mono Group in the United Kingdom, generated approximately $51 million in goodwill and adds to the non-capital product lines within our Products and Technology segment.

On January 2, 2003, we acquired LSI, a Houston, Texas based distributor of specialty electrical products, for approximately $13 million. This transaction generated approximately $7 million in goodwill and is complementary to our distribution services business.

During December 2002, we completed the acquisition of Hydralift ASA, a Norwegian based company specializing in the offshore drilling equipment industry, for a total purchase price, including the assumption of debt, of approximately $300 million. Allocation of the purchase price, which is preliminary, will be to the assets acquired and liabilities assumed based on their relative fair values. The final allocation of the purchase price will be based upon independent appraisals and other valuations and may reflect other actions including product line rationalizations.

3. INVENTORIES

Inventories consist of (in thousands):

                                                                           June 30,     December 31,
                                                                             2003          2002
                                                                           ---------    ------------
      Raw materials and supplies                                           $  50,380     $  60,699
      Work in process                                                         96,304       109,924
      Finished goods and purchased products                                  358,472       299,465
                                                                           ---------     ---------
                    Total                                                  $ 505,156     $ 470,088
                                                                           =========     =========

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                 Quarter Ended June 30,           Six Months Ended June 30,
                                               --------------------------         --------------------------
                                                 2003              2002             2003              2002
                                               --------          --------         --------          --------
      Net income                               $ 20,360          $ 16,961         $ 39,526          $ 38,146

      Currency translation adjustments            8,669             3,357              400               907

      Interest rate contract                        (30)               --              (60)               --
                                               --------          --------         --------          --------

          Comprehensive income                 $ 28,999          $ 20,318         $ 39,866          $ 39,053
                                               ========          ========         ========          ========


5. BUSINESS SEGMENTS

Segment information (unaudited) follows (in thousands):

                                                               Quarter Ended June 30,                 Six Months Ended June 30,
                                                          -------------------------------          -------------------------------
                                                             2003                 2002                2003                2002
                                                          ----------           ----------          ----------           ----------
Revenues from unaffiliated customers
       Products and Technology                            $  286,785           $  203,688          $  603,476           $  425,707
       Distribution Services                                 188,613              168,702             372,498              335,669
                                                          ----------           ----------          ----------           ----------
                                                             475,398              372,390             975,974              761,376
Intersegment revenues
       Products and Technology                                24,679               21,135              43,464               40,388
       Distribution Services                                     644                  133               1,095                  695
                                                          ----------           ----------          ----------           ----------
                                                              25,323               21,268              44,559               41,083
Operating income
       Products and Technology                                38,419               30,067              80,251               65,517
       Distribution Services                                   5,499                4,714              10,215                9,282
                                                          ----------           ----------          ----------           ----------

Total profit for reportable segments                          43,918               34,781              90,466               74,799
Unallocated corporate costs                                   (2,957)              (2,544)             (6,077)              (4,846)
                                                          ----------           ----------          ----------           ----------

Operating income                                              40,961               32,237              84,389               69,953

Net interest expense                                          (8,791)              (5,879)            (17,936)             (11,705)
Other income (expense)                                        (1,180)                 143              (3,549)               1,355
                                                          ----------           ----------          ----------           ----------

Income before income taxes and minority interest          $   30,990           $   26,501          $   62,904           $   59,603
                                                          ==========           ==========          ==========           ==========

Total assets

       Products and Technology                            $1,724,436           $1,156,156
       Distribution Services                                 304,171              270,042

6. DEBT

Debt consists of (in thousands):

                                                             June 30,         December 31,
                                                               2003              2002
                                                            ---------         ------------
Credit facilities                                           $ 107,065          $  94,637
6.875% senior notes                                           150,000            150,000
6.50% senior notes                                            150,000            150,000
5.65% senior notes                                            200,000            200,000
                                                            ---------          ---------
                                                              607,065            594,637
       Less current portion                                    13,800                 --
                                                            ---------          ---------
                                                            $ 593,265          $ 594,637
                                                            =========          =========


At June 30, 2003, we had $320 million of committed credit facilities and were in compliance with all covenants governing these facilities.

We replaced an existing credit facility in July 2002 with a new three-year unsecured $175 million revolving credit facility. Borrowings against this facility at June 30, 2003 totaled $41 million. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $12 million were outstanding at June 30, 2003. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees, which are being amortized to expense over the term of the facility. This credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage.

Recently acquired Hydralift ASA has multi-currency term loans and revolving credit facilities totaling $145 million, which expire in 2006. These facilities contain financial covenants and the term loans have mandatory repayments of approximately $14 million beginning in May 2004. Interest is based upon a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. At June 30, 2003, borrowings totaled $62 million and there were $25 million of outstanding letters of credit and guarantees.

We also have additional uncommitted credit facilities totaling $129 million that are used primarily for acquisitions, general corporate purposes and letters of credit. Borrowings against these additional credit facilities totaled $4 million at June 30, 2003 and an additional $23 million had been used for letters of credit and guarantees.

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

                                                                 Quarter Ended June 30,           Six Months Ended June 30,
                                                                -------------------------         -------------------------
                                                                  2003             2002             2003             2002
                                                                --------         --------         --------         --------
Net income, as reported                                         $ 20,360         $ 16,961         $ 39,526         $ 38,146

 Deduct: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects          (2,158)          (2,274)          (4,400)          (4,659)
                                                                --------         --------         --------         --------

Pro forma net income                                            $ 18,202         $ 14,687         $ 35,126         $ 33,487

Net income per common share:
       Basic, as reported                                       $   0.24         $   0.21         $   0.47         $   0.47
       Basic, pro forma                                             0.22             0.18             0.42             0.41

       Diluted, as reported                                     $   0.24         $   0.21         $   0.47         $   0.47
       Diluted, pro forma                                           0.21             0.18             0.41             0.41


For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first six months of 2003 was $9.20 and $8.95 in 2002. The key input variables used in valuing the options granted in 2003 and 2002 were: risk-free interest rate of 2.58% in 2003 and 2.40% in 2002; dividend yield of zero in each year; stock price volatility of 50% in 2003 and 54% in 2002, and expected option lives of five years for each year presented.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses disposal activities and termination costs in exiting an activity. Effective January 1, 2003, we adopted these new accounting pronouncements and they did not have a significant impact on our results of operations or financial position.

The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted on January 1, 2003 (see Note
7).

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

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which we adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities

("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We do not believe we have any material interests in VIEs that will require disclosure or consolidation under FIN 46 but are continuing our evaluation.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                    Quarter Ended June 30,             Six Months Ended June 30,
                                  ---------------------------         ---------------------------
                                     2003              2002              2003              2002
                                  ---------         ---------         ---------         ---------
Revenues
   Products and Technology        $ 311,464         $ 224,823         $ 646,940         $ 466,095
   Distribution Services            189,257           168,835           373,593           336,364
   Eliminations                     (25,323)          (21,268)          (44,559)          (41,083)
                                  ---------         ---------         ---------         ---------
               Total              $ 475,398         $ 372,390         $ 975,974         $ 761,376
                                  =========         =========         =========         =========

Operating Income
   Products and Technology        $  38,419         $  30,067         $  80,251         $  65,517
   Distribution Services              5,499             4,714            10,215             9,282
   Corporate                         (2,957)           (2,544)           (6,077)           (4,846)
                                  ---------         ---------         ---------         ---------
                Total             $  40,961         $  32,237         $  84,389         $  69,953
                                  =========         =========         =========         =========

Products and Technology

     Q2 2003 versus Q2 2002

Revenues for the Products and Technology segment increased $87 million during the second quarter of 2003 as compared to the same quarter in 2002. The Hydralift ASA and Mono acquisitions accounted for all of this increase as revenues for the remaining operations in this segment were down approximately $15 million. Despite an overall increase in the number of drilling rigs operating in the United States, sluggish drilling activity in the Gulf of Mexico and an ongoing cautious approach to capital spending by many operators and drilling contractors has negatively impacted our revenues in this segment.

Operating income increased by $8 million in the second quarter of 2003 compared to the same quarter in 2002 due to operating profit generated by the Hydralift ASA and Mono operations. Lower gross margins of 1.4% and increases in insurance, advertising and sales and general administrative costs offset the benefits derived from those acquisitions.

Backlog of the Products and Technology capital products was $366 million at June 30, 2003, relatively unchanged from the March 31, 2003 and the December 31, 2002 balances of $368 million and $364 million, respectively. Backlog at June 30, 2002, which excluded any Hydralift ASA capital products, was $278 million. Approximately 2/3 of the product in current backlog will be delivered during 2003 with the remaining shipments to occur in 2004.

    1st six months  2003 versus 1st six months 2002

Products and Technology segment revenues increased $181 million in the first six months of 2003 as compared to the same period in 2002. This 39% increase was directly attributable to the Hydralift ASA and Mono acquisitions. Excluding these acquisitions, revenues were lower by $22 million and all product lines reported a decline during the first half of 2003 when compared to 2002.

The Hydralift ASA and Mono acquisitions were the primary contributors to the generation of a $15 million operating income improvement in the first six months of 2003 compared to 2002. Excluding these acquisitions, reduced margins due to the lower revenue volume and higher selling and administrative expenses negatively impacted the operating income for the first six months of 2003 when compared to the prior year.

Distribution Services

     Q2 2003 versus Q2 2002

Distribution Services revenues increased $20 million, or approximately 12%, during the second quarter of 2003 over the comparable 2002 period. All geographic regions showed improvement but the North American revenues were the principal contributor to this increase due to the increase in the number of active rigs running in the U.S. and Canada during 2003. The international sector experienced strong revenue gains in Asia but was adversely impacted by the Venezuelan political instability and the Iraqi war impact in the Middle East. Maintenance, repair and operating supplies revenues accounted for all of the revenue increase.

Operating income in the second quarter of 2003 reflects an increase of $0.8 million over the prior year results due to the margin on the revenue increase offset partially by an increase in expenses. North American expenses have been managed to retain our geographic coverage, employee retention and overall customer service while international expenses include startup and systems installation costs in Singapore, Brazil and Mexico.

     1st six months  2003 versus 1st six months 2002

Revenues for the Distribution Services segment increased $37 million in the first half of 2003 when compared to the prior year. Revenue in the international market and Canada were both up 9% and the U.S. operations reflected a 13% improvement. A decline in Venezuela and Middle East revenues was offset by improved revenues in Indonesia. Revenues from the sale of parts manufactured by the Products & Technology segment declined $7 million (13%) while the maintenance, repair and operating supplies revenues reflected a 15% improvement from the first six months of 2002. Tubular revenues were higher by approximately $2 million.

Operating income in the first half of 2003 of $10 million was approximately $1 million higher than the comparable period in 2002. Gross margin improvement resulting from the revenue volume increase was offset by higher administrative expenses to support the expansion into the new global markets.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs are approximately $1.2 million higher during the six months ending June 30, 2003 when compared to the same period in the prior year. Corporate-led initiatives, such as marketing, safety and training plus general overhead incurred to support a larger company are the principal reasons for the increase in corporate spending. Corporate expenses are expected to approximate the current level for the remaining quarters of 2003.

Interest Expense

Interest expense increased during the three months and six months ended June 30, 2003 as compared to the prior year due to the senior notes issued in November 2002 to acquire Hydralift ASA plus interest incurred on Hydralift's existing borrowings. Other financial costs, principally bank fees related to letters of credit and performance bonds, increased $0.5 million during the six months ending June 30, 2003 when compared to the same period of the prior year, reflecting increased activity in our international markets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003 we had working capital of $795 million, an increase of $26 million from December 31, 2002 primarily due to increases in accounts receivable and inventories, partially offset by an increase in accounts payable and a reclassification from long-term to short-term debt. Cash decreased $56 million during the first six months ended June 30, 2003 due primarily to financing the Mono and LSI acquisitions for $35 million and payment of semi-annual interest on the senior notes of approximately $15 million.

Total capital expenditures were $18 million during the first six months of 2003 compared to $13 million in the first six months of the prior year. The majority of these capital expenditures represent additions to the downhole rental tool fleet and enhancements to information management systems. We expect our capital expenditures in 2003 to total approximately $35 million. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2003 for our products and services.

At June 30, 2003, we had $320 million of committed credit facilities and were in compliance with all covenants governing these facilities.

We replaced an existing credit facility in July 2002 with a new three-year unsecured $175 million revolving credit facility. Borrowings against this facility at June 30, 2003 totaled $41 million. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $12 million were outstanding at June 30, 2003. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees, which are being amortized to expense over the term of the facility. This credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage.

Recently acquired Hydralift ASA has multi-currency term loans and revolving credit facilities totaling $145 million, which expire in 2006. These facilities contain financial covenants and the term loans have mandatory repayments of approximately $14 million beginning in May 2004. Interest is based upon a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. At June 30, 2003, borrowings totaled $62 million and there were $25 million of outstanding letters of credit and guarantees.

We also have additional uncommitted credit facilities totaling $129 million that are used primarily for acquisitions, general corporate purposes and letters of credit. Borrowings against these additional credit facilities totaled $4 million at June 30, 2003 and an additional $23 million had been used for letters of credit and guarantees.

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

During the six months ended June 30, 2003, we did not enter into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources, from the amounts disclosed in our Form 10-K/A for the year ending December 31, 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which sets forth the accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses disposal activities and termination costs in exiting an activity. Effective January 1, 2003, we adopted these new accounting pronouncements and they did not have a significant impact on our results of operations or financial position.

The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted on January 1, 2003 (see Note
7).

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

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which we adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We do not believe we have any material interests in VIEs that will require disclosure or consolidation under FIN 46 but we are continuing our evaluation.

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

The impact of foreign currency exchange rates has not materially affected our results of operations in any of the last two years.

Interest Rate Risk

Our long-term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other credit facilities totaling $107.1 million at June 30, 2003. A portion of the borrowings under our other credit facilities are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR or NIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR or NIBOR for 30 days to 6 months. Based upon our June 30, 2003 borrowings under our variable rate facilities of $107.1 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $1.1 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 25, 2003. Stockholders elected two directors nominated by the board of directors for terms expiring in 2006 by the following votes: Hushang Ansary - 74,182,932 votes for and 1,189,345 votes withheld, and Ben A. Guill - 50,426,944 votes for and 24,945,333 votes withheld. There were no nominees to office other than the directors elected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, dated August 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Steven W. Krablin, Chief Financial Officer, dated August 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Statement of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, and Steven W. Krablin, Chief Financial Officer, dated August 14, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.


(b)      Reports on Form 8-K

         A report on Form 8 - K was filed on April 25, 2003 regarding a press release announcing our financial results for the three months ended March 31, 2003.

         A report on Form 8 - K was filed on July 25, 2003 regarding a press release announcing our financial results for the three and six months ended June 30, 2003.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 14, 2003                         /s/ Steven W. Krablin
      ------------------------------          ----------------------------------
                                              Steven W. Krablin
                                              Principal Financial and
                                              Accounting Officer and
                                              Duly Authorized Signatory

                               INDEX TO EXHIBITS

         31.1 Certification of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, dated August 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Steven W. Krablin, Chief Financial Officer, dated August 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Statement of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, and Steven W. Krablin, Chief Financial Officer, dated August 14, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.