Form 10-Q
period 2003-09-30
NATIONAL OILWELL INC
filed 2003-11-14
CIK 1021860

===============================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

===============================================================================

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317


                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         76-0475875
----------------------------------                      -------------------
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

                          YES   [X]        NO   [ ]

As of November 10, 2003, 85,059,721 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           September 30,            December 31,
                                                                                               2003                    2002
                                                                                          ---------------         ---------------
                                                                                            (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                               $        74,295         $       118,338
  Receivables, net                                                                                444,668                 428,116
  Inventories, net                                                                                526,725                 470,088
  Costs in excess of billings                                                                      97,104                  53,805
  Deferred income taxes                                                                            34,475                  26,783
  Prepaid and other current assets                                                                 33,921                  17,938
                                                                                          ---------------         ---------------
          Total current assets                                                                  1,211,188               1,115,068

Property, plant and equipment, net                                                                230,373                 208,420
Deferred income taxes                                                                              27,598                  36,864
Goodwill                                                                                          650,190                 581,576
Property held for sale                                                                             13,092                   7,389
Other assets                                                                                       22,568                  19,345
                                                                                          ---------------         ---------------
                                                                                          $     2,155,009         $     1,968,662
                                                                                          ===============         ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                                14,240                       -
  Accounts payable                                                                                222,223                 168,548
  Customer prepayments                                                                             13,576                   9,533
  Accrued compensation                                                                             20,793                   5,087
  Billings in excess of costs                                                                      39,178                  61,738
  Other accrued liabilities                                                                        99,922                 101,310
                                                                                          ---------------         ---------------
          Total current liabilities                                                               409,932                 346,216

Long-term debt                                                                                    571,126                 594,637
Deferred income taxes                                                                              52,575                  54,612
Other liabilities                                                                                  32,101                  30,229
                                                                                          ---------------         ---------------
          Total liabilities                                                                     1,065,734               1,025,694

Commitments and contingencies

Minority interest                                                                                  13,643                   9,604

Stockholders' equity:
  Common stock - par value $.01; 85,053,837 and 81,014,713 shares
      issued and outstanding at September 30, 2003 and December 31, 2002                              851                     810
  Additional paid-in capital                                                                      673,949                 594,849
  Accumulated other comprehensive loss                                                            (43,574)                (44,461)
  Retained earnings                                                                               444,406                 382,166
                                                                                          ---------------         ---------------
                                                                                                1,075,632                 933,364
                                                                                          ---------------         ---------------
                                                                                               $2,155,009              $1,968,662
                                                                                          ===============         ===============

           The accompanying notes are an integral of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                           -------------------------------       ------------------------------
                                                               2003              2002                2003             2002
                                                           -------------    --------------       -------------    -------------
Revenues                                                   $     498,600    $      366,929       $   1,474,574    $   1,128,305

Cost of revenues                                                 378,819           278,396           1,125,231          859,323
                                                           -------------    --------------       -------------    -------------
Gross profit                                                     119,781            88,533             349,343          268,982

Selling, general, and administrative                              75,940            56,631             221,113          167,127
                                                           -------------    --------------       -------------    -------------
Operating income                                                  43,841            31,902             128,230          101,855

Interest and financial costs                                      (9,497)           (6,349)            (29,059)         (18,524)
Interest income                                                      762               124               2,388              594
Other income (expense), net                                         (697)            2,066              (4,246)           3,421
                                                           -------------    --------------       -------------    -------------

Income before income taxes and minority interest                  34,409            27,743              97,313           87,346

Provision for income taxes                                        10,693             9,987              31,033           31,445
                                                           -------------    --------------       -------------    -------------
Income before minority interest                                   23,716            17,756              66,280           55,901

Minority interest in income of consolidated subsidiaries          (1,002)                -              (4,040)               -
                                                           -------------    --------------       -------------    -------------
Net income                                                 $      22,714    $       17,756       $      62,240    $      55,901
                                                           =============    ==============       =============    =============
Net income per share:

   Basic                                                          $ 0.27            $ 0.22              $ 0.74           $ 0.69
                                                           =============    ==============       =============    =============
   Diluted                                                        $ 0.27            $ 0.22              $ 0.73           $ 0.68
                                                           =============    ==============       =============    =============
Weighted average shares outstanding:
  Basic                                                           84,982            80,992              84,375           80,964
                                                           =============    ==============       =============    =============
  Diluted                                                         85,198            81,522              84,888           81,698
                                                           =============    ==============       =============    =============

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   Nine Months Ended September 30,
                                                                                -------------------------------------
                                                                                     2003                   2002
                                                                                --------------         --------------
Cash flow from operating activities:
   Net income                                                                   $       62,240         $       55,901
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                                    26,833                 18,732
       Provision for losses on receivables                                               3,822                  2,592
       Provision for deferred income taxes                                               5,125                    438
       Gain on sale of assets                                                           (3,781)                (2,317)
       Foreign currency transaction loss                                                 4,534                  1,006
       Interest rate contract                                                              (90)                     -
       Tax benefit from exercise of nonqualified stock options                           3,639                      -

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                                      (2,673)                27,892
       Inventories                                                                     (40,703)                 5,510
       Costs in excess of billings                                                     (43,299)                     -
       Prepaid and other current assets                                                (15,011)                (6,435)
       Accounts payable                                                                 49,368                (31,038)
       Billings in excess of cost                                                      (22,560)                     -
       Other assets/liabilities, net                                                   (20,504)               (33,342)
                                                                                --------------         --------------
            Net cash provided by operating activities                                    6,940                 38,939
                                                                                --------------         --------------
Cash flow from investing activities:
    Purchases of property, plant and equipment                                         (21,960)               (14,459)
    Proceeds from sale of assets                                                         6,473                  5,915
    Businesses acquired, net of cash                                                   (52,914)               (15,432)
                                                                                --------------         --------------
            Net cash used by investing activities                                      (68,401)               (23,976)
                                                                                --------------         --------------
Cash flow from financing activities:
    Borrowings against lines of credit                                                 302,631                184,308
    Payments against lines of credit                                                  (296,501)              (191,994)
    Proceeds from stock options exercised                                                8,929                    989
                                                                                --------------         --------------
            Net cash provided (used) by financing activities                            15,059                 (6,697)
                                                                                --------------         --------------
Effect of exchange rate gain on cash                                                     2,359                    800
                                                                                --------------         --------------
Increase (decrease) in cash and equivalents                                            (44,043)                 9,066

Cash and cash equivalents, beginning of period                                         118,338                 43,220
                                                                                --------------         --------------
Cash and cash equivalents, end of period                                        $       74,295         $       52,286
                                                                                ==============         ==============
Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                              $       28,958         $       21,397
          Income taxes                                                          $       24,084         $       32,292

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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2002 Annual Report on Form 10-K/A, as amended.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Allocation of the preliminary purchase price of Monoflo, Mono Group and Hydralift ASA has been to the assets acquired and liabilities assumed based on their relative fair values. The final allocation of the purchase price will be based upon independent appraisals and other valuations and may reflect other actions including product line rationalizations. It is expected that the final allocations, to be completed in the fourth quarter of 2003, will differ from the initial estimates. Changes to the fair value of fixed assets and identified intangibles will impact the amount of depreciation and amortization to be reported.

3.       INVENTORIES

Inventories consist of (in thousands):

                                                    September 30,              December 31,
                                                        2003                      2002
                                                   --------------            --------------
Raw materials and supplies                         $       47,125            $       60,699
Work in process                                           110,716                   109,924
Finished goods and purchased products                     368,884                   299,465
                                                   --------------            --------------
              Total                                $      526,725            $      470,088
                                                   ==============            ==============

4.       COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                              Quarter Ended September 30,           Nine Months Ended September 30,
                                          -------------------------------------  ------------------------------------
                                               2003                 2002              2003                 2002
                                          ---------------      ---------------   ---------------      ---------------
Net income                                $        22,714      $        17,756   $        62,240      $        55,901

Currency translation adjustments                      577               (4,186)              977               (3,279)

Interest rate contract                                (30)                   -               (90)                   -
                                          ---------------      ---------------   ---------------      ---------------
    Comprehensive income                  $        23,261      $        13,570   $        63,127      $        52,622
                                          ===============      ===============   ===============      ===============



5.       BUSINESS SEGMENTS

Segment information follows (in thousands):

                                               Quarter Ended September 30,         Nine Months Ended September 30,
                                          ------------------------------------  -------------------------------------
                                                2003                2002               2003                 2002
                                          ---------------      ---------------   ---------------      ---------------
Revenues from unaffiliated customers
       Products and Technology            $       292,322      $       192,119   $       895,798      $       617,826
       Distribution Services                      206,278              174,810           578,776              510,479
                                          ---------------      ---------------   ---------------      ---------------
                                                  498,600              366,929         1,474,574            1,128,305
Intersegment revenues
       Products and Technology                     26,385               20,948            69,849               61,336
       Distribution Services                          669                  806             1,764                1,501
                                          ---------------      ---------------   ---------------      ---------------
                                                   27,054               21,754            71,613               62,837
Operating income
       Products and Technology                     42,390               30,241           122,641               95,758
       Distribution Services                        4,757                4,508            14,972               13,790
                                          ---------------      ---------------   ---------------      ---------------

Total profit for reportable segments               47,147               34,749           137,613              109,548
Unallocated corporate costs                        (3,306)              (2,847)           (9,383)              (7,693)
                                          ---------------      ---------------   ---------------      ---------------
Operating income                                   43,841               31,902           128,230              101,855

Net interest expense                               (8,735)              (6,225)          (26,671)             (17,930)
Other income (expense)                               (697)               2,066            (4,246)               3,421
                                          ---------------      ---------------   ---------------      ---------------
Income before income taxes and
       minority interest                  $        34,409      $        27,743   $        97,313      $        87,346
                                          ===============      ===============   ===============      ===============
Total assets

       Products and Technology            $     1,748,495      $     1,137,999
       Distribution Services                      323,861              277,115

6.        DEBT

Debt consists of (in thousands):

                                                               September 30,    December 31,
                                                                   2003            2002
                                                               -------------    -------------
Credit facilities                                              $      85,366    $      94,637
6.875% senior notes                                                  150,000          150,000
6.50% senior notes                                                   150,000          150,000
5.65% senior notes                                                   200,000          200,000
                                                               -------------    -------------
                                                                     585,366          594,637
       Less current portion                                           14,240                -
                                                               -------------    -------------
                                                                   $ 571,126     $    594,637
                                                               =============    =============

At September 30, 2003, we had $307 million of committed credit facilities and were in compliance with all covenants governing these facilities.

We replaced an existing credit facility in July 2002 with a new three-year unsecured $175 million revolving credit facility. Borrowings against this facility at September 30, 2003 totaled $32 million. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $14 million were outstanding at September 30, 2003. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees, which are being amortized to expense over the term of the facility. This credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage.

Recently acquired Hydralift ASA has multi-currency term loans and revolving credit facilities totaling $132 million, which expire in 2006. These facilities contain financial covenants and the term loans have mandatory repayments of approximately $14 million beginning in May 2004. Interest is based upon a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. At September 30, 2003, borrowings totaled $53 million and there were $23 million of outstanding letters of credit.

We also have additional uncommitted credit facilities totaling $123 million that are used primarily for letters of credit, bid bonds and performance bonds. Borrowings against these additional credit facilities totaled $2 million at September 30, 2003 and an additional $30 million had been used for letters of credit and performance bonds.

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

                                                             Quarter Ended September 30,      Nine Months Ended September 30,
                                                               2003              2002             2003             2002
                                                           -------------   -------------      -------------   -------------
Net income, as reported                                    $      22,714   $      17,756      $      62,240   $      55,901

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                 (2,094)         (2,247)            (6,494)         (6,906)
                                                           -------------   -------------      -------------   -------------
Pro forma net income                                       $      20,620   $      15,509      $      55,746   $      48,995

Net income per common share:
       Basic, as reported                                  $        0.27   $        0.22      $        0.74   $        0.69
       Basic, pro forma                                             0.24            0.19               0.66            0.61

       Diluted, as reported                                       $ 0.27   $        0.22      $        0.73   $        0.68
       Diluted, pro forma                                           0.24            0.19               0.66            0.60

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first nine months of 2003 was $9.20 and $8.95 in 2002. The key input variables used in valuing the options granted in 2003 and 2002 were: risk-free interest rate of 2.58% in 2003 and 2.40% in 2002; dividend yield of zero in each year; stock price volatility of 50% in 2003 and 54% in 2002, and expected option lives of five years for each year presented.

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

The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted on January 1, 2003.

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

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective January 31, 2003 for any new interests in VIEs created after that date. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the expected losses or expected residual returns associated with the VIE. We do not believe we have any material interests in VIEs created prior to February 1, 2003 that will require consolidation when FIN 46 is required to be adopted at December 31, 2003 for such entities, but we are continuing our evaluation.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                                Quarter Ended September 30,           Nine Months Ended September 30,
                                          -------------------------------------------------------------------------------
                                                2003                  2002                 2003                2002
                                          -----------------     ----------------     ----------------    ----------------
      Revenues

         Products and Technology          $         318,707     $        213,067     $        965,647    $        679,162
         Distribution Services                      206,947              175,616              580,540             511,980
         Eliminations                               (27,054)             (21,754)             (71,613)            (62,837)
                                          -----------------     ----------------     ----------------    ----------------
                     Total                        $ 498,600            $ 366,929          $ 1,474,574         $ 1,128,305
                                          =================     ================     ================    ================
      Operating Income
         Products and Technology                   $ 42,390             $ 30,241            $ 122,641            $ 95,758
         Distribution Services                        4,757                4,508               14,972              13,790
         Corporate                                   (3,306)              (2,847)              (9,383)             (7,693)
                                          -----------------     ----------------     ----------------    ----------------
                      Total                        $ 43,841             $ 31,902            $ 128,230           $ 101,855
                                          =================     ================     ================    ================

    Products and Technology

     Q3 2003 versus Q3 2002

Revenues for the Products and Technology segment increased $106 million during the third quarter of 2003 as compared to the same quarter in 2002. The Hydralift ASA and Mono acquisitions accounted for all but approximately $3 million of this increase as revenues for the remaining operations in this segment were essentially flat. We believe that many drilling contractors, faced with lower contract day rates, as well as numerous operators have continued their generally cautious approach to capital spending commitments. Spare part sales and downhole tool rentals did improve over last year due primarily to an overall increase in the number of drilling rigs operating in North America.

Operating income increased by $12 million in the third quarter of 2003 compared to the same quarter in 2002 due to the operating profit generated by the Hydralift ASA and Mono operations. Lower overall margins of approximately 2% and rising employee health care costs, liability insurance premiums and selling and marketing expenses reduced by almost $2 million the benefits derived from those acquisitions.

Backlog of the Products and Technology capital products was $340 million at September 30, 2003, reflecting a decline of $26 million from the June 30, 2003 level. Backlog at September 30, 2002, which excluded any Hydralift ASA capital products, was $231 million. Virtually all product in current backlog will be delivered by the end of 2004.

    1st nine months  2003 versus 1st nine months 2002

Products and Technology segment revenues increased $286 million in the first nine months of 2003 as compared to the same period in 2002. This 42% increase was a direct result of the Hydralift ASA and Mono acquisitions. Excluding these acquisitions, revenues were lower by $17 million with the declines occurring in the capital equipment and systems and controls product lines.

The Hydralift ASA and Mono acquisitions were the primary contributors to the generation of a $27 million operating income improvement in the first nine months of 2003 compared to 2002. Excluding these acquisitions, reduced margins due to the lower revenue volume and higher employee health care costs, liability insurance premiums and selling and marketing expenses negatively impacted the operating income for the first nine months of 2003 when compared to the prior year.

Distribution Services

     Q3 2003 versus Q3 2002

Distribution Services revenues increased $31 million, or approximately 18%, during the third quarter of 2003 over the comparable 2002 period as the number of active rigs running in the U.S. and Canada has increased during 2003. Revenues in the United States increased 15%, Canada was higher by 38% and the international sector was up by approximately 8%. Revenue gains in Asia, Latin America and the Middle East were offset by a decline in the North Sea. Maintenance, repair and operating supplies revenues increased by $25 million while the sales of line pipe and products manufactured by the Products and Technology segment showed modest gains of $3 and $4 million, respectively.

Operating income in the third quarter of 2003 reflects a marginal increase of $0.2 million over the prior year results due to the margin increase on the incremental revenue offset by an increase in expenses, specifically liability insurance premiums, employee health care costs and vehicle fuel and maintenance costs. North American expenses have been managed to retain our geographic coverage, employee retention and overall customer service while international expenses include startup and systems installation costs in Singapore, Brazil and Mexico.

     1st nine months  2003 versus 1st nine months 2002

Revenues for the Distribution Services segment increased $69 million in the first nine months of 2003 when compared to the prior year. Revenue in the international market was up 9%, Canada was up 18% and the U.S. operations reflected a 14% improvement. Increased revenues in Asia were partially offset by declines in Latin America, Middle East and North Sea revenues. Revenues from the sale of parts manufactured by the Products & Technology segment declined $3 million while the maintenance, repair and operating supplies revenues reflected a 18% improvement from the first nine months of 2002. Line pipe revenues were higher by approximately $4 million.

Operating income in the first nine months of 2003 of $15 million was approximately $1 million higher than the comparable period in 2002. Gross margin improvement resulting from the revenue volume increase was offset by higher administrative expenses to support the expansion into the new global markets.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs are approximately $1.7 million higher during the nine months ending September 30, 2003 when compared to the same period in the prior year. Corporate-led initiatives, such as governance, marketing, safety and training programs, are the principal reasons for the increase in corporate spending. Corporate expenses are expected to approximate the current level in the near term.

Interest Expense

Interest expense increased during the three months and nine months ended September 30, 2003 as compared to the prior year due principally to the senior notes issued in November 2002 to acquire Hydralift ASA. Other financial costs, principally bank fees related to letters of credit and performance bonds, increased $0.5 million during the nine months ending September 30, 2003 when compared to the same period of the prior year, reflecting increased activity in our international markets.

Income Taxes

The effective tax rate for the nine-months ended September 30, 2003 was 32% compared to 36% for the nine-months ended September 30, 2002, reflecting a higher percentage of earnings in foreign jurisdictions with lower tax rates. The effective tax rate includes benefits associated with export sales, which is currently the subject of legislation to repeal these benefits. If repealed and not replaced with similar benefits, we expect our effective tax rate to increase slightly.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 we had working capital of $801 million, an increase of $32 million from December 31, 2002 primarily due to increases in accounts receivable, costs in excess of billings on capital projects, and inventories, partially offset by an increase in accounts payable and current maturities of term debt. Cash decreased $44 million during the first nine months ended September 30, 2003 due primarily to financing acquisitions totaling $53 million.

Total capital expenditures were $22 million during the first nine months of 2003 compared to $14 million in the first nine months of the prior year. The majority of these capital expenditures represent additions to the downhole rental tool fleet and enhancements to information management systems. We expect our capital expenditures in 2003 to total approximately $32 million. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand for our products and services.

At September 30, 2003, we had $307 million of committed credit facilities and were in compliance with all covenants governing these facilities.

We replaced an existing credit facility in July 2002 with a new three-year unsecured $175 million revolving credit facility. Borrowings against this facility at September 30, 2003 totaled $32 million. This facility is available for acquisitions and general corporate purposes and provides up to $50 million for letters of credit, of which $14 million were outstanding at September 30, 2003. Interest is based upon prime or Libor plus 0.5% subject to a ratings based grid. In securing this new credit facility, we incurred approximately $0.9 million in fees, which are being amortized to expense over the term of the facility. This credit facility contains financial covenants and ratios regarding maximum debt to capital and minimum interest coverage.

Recently acquired Hydralift ASA has multi-currency term loans and revolving credit facilities totaling $132 million, which expire in 2006. These facilities contain financial covenants and the term loans have mandatory repayments of approximately $14 million beginning in May 2004. Interest is based upon a pre-agreed upon percentage point spread from either the prime interest rate or NIBOR. At September 30, 2003, borrowings totaled $53 million and there were $23 million of outstanding letters of credit.

We also have additional uncommitted credit facilities totaling $123 million that are used primarily for letters of credit, bid bonds and performance bonds. Borrowings against these additional credit facilities totaled $2 million at September 30, 2003 and an additional $30 million had been used for letters of credit and performance bonds.

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

During the nine months ended September 30, 2003, we did not enter into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources, from the amounts disclosed in our Form 10-K/A for the year ending December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, pension plan accounting, value of goodwill and intangible assets, and deferred income tax accounting. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

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

The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective January 31, 2003 for any new interests in VIEs created after that date. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the expected losses or expected residual returns associated with the VIE. We do not believe we have any material interests in VIEs created prior to February 1, 2003 that will require consolidation when FIN 46 is required to be adopted at December 31, 2003 for such entities, but we are continuing our evaluation.

FORWARD-LOOKING STATEMENTS

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under "Risk Factors," as disclosed in our Form 10-K/A for the year ending December 31, 2002, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, Asia, the Middle East and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. For operations where our functional currency is not the local currency, such as Singapore and Venezuela, the net asset or liability position is insignificant and, therefore, changes in foreign currency exchange rates are not expected to have a material impact on earnings.

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

Interest Rate Risk

Our long-term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other credit facilities totaling $85 million at September 30, 2003. A portion of the borrowings under our other credit facilities are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR or NIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR or NIBOR for 30 days to 6 months. Based upon our September 30, 2003 borrowings under our variable rate facilities of $85 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.9 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, dated November 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Steven W. Krablin, Chief Financial Officer, dated November 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Statement of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, and Steven W. Krablin, Chief Financial Officer, dated November 14, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.


(b)      Reports on Form 8-K

         A report on Form 8 - K was filed on July 25, 2003 regarding a press release announcing our financial results for the three and six months ended June 30, 2003.

         A report on Form 8 - K was filed on August 21, 2003 regarding a notice provided to company directors and executive officers as required by Rule 104 of Regulation BTR of a temporary suspension of trading under the company employee benefit plans.

         A report on Form 8 - K was filed on October 10, 2003 announcing the establishment of a governance hotline that can be used by any interested parties who may want to communicate directly and confidentially with the company's non-management directors.

         A report on Form 8 - K was filed on October 28, 2003 regarding a press release announcing our financial results for the three and nine months ended September 30, 2003.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        November 14, 2003        / s / Steven W. Krablin
      -------------------------       ------------------------------------------
                                      Steven W. Krablin
                                      Principal Financial and Accounting Officer and Duly Authorized Signatory

                                INDEX TO EXHIBITS

(a)      Exhibits

31.1 Certification of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, dated November 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Steven W. Krablin, Chief Financial Officer, dated November 14, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 Statement of Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer, and Steven W. Krablin, Chief Financial Officer, dated November 14, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.