Form 10-K
period 2003-12-31
NATIONAL OILWELL INC
filed 2004-03-15
CIK 1021860

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12317

NATIONAL-OILWELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10000 Richmond Avenue
Houston, Texas
77042-4200

(Address of principal executive offices)

(713) 346-7500

(Registrant’s telephone number, including area code)

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

YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $1.8 billion. As of March 1, 2004, there were 85,495,262 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2004 Annual Meeting of Stockholders are incorporated in Part III of this report.

Item 1. Business

GENERAL

National Oilwell designs, manufactures and sells comprehensive systems, components, and products used in oil and gas drilling and production, as well as distributes products and provides services to the exploration and production segment of the oil and gas industry.

Our Products and Technology segment designs and manufactures complete land drilling and workover rigs, as well as drilling related systems on offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks (the hoisting winch used to raise and lower drill pipe), mud pumps (used to circulate drilling fluids), top drives (used to turn drill pipe), derricks, cranes, jacking and mooring systems (used to raise, lower and anchor offshore jackup drilling rigs), and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets.

Non-capital revenue sources within our Products and Technology segment include drilling motors and specialized downhole tools that are sold or rented, spare parts and service on the large installed base of our equipment, expendable parts for mud pumps and other equipment, and smaller downhole, progressive cavity and transfer pumps.

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

BUSINESS STRATEGY

National Oilwell’s business strategy is to enhance its market positions and operating performance in the upstream oil and gas business by:

Leveraging our Capital Equipment Installed Base

We believe our market position and comprehensive product offering present substantial opportunities to capture a significant portion of expenditures for the construction of new drilling rigs and equipment as well as the upgrade and refurbishment of existing drilling rigs and equipment. Over the next few years, the advanced age of the existing fleet of drilling rigs, coupled with drilling activity involving greater depths and extended reach, is expected to generate demand for new equipment. National Oilwell’s automation and control systems offer the potential to improve the performance of new and existing drilling rigs. The large installed base of our equipment also provides recurring demand for spare parts and expendable products necessary for proper and efficient operation.

Expanding our Non-Capital Products Business

Our non-capital equipment revenues continue to represent approximately half of our products and technology business. We rent and sell high-performance drilling motors and downhole tools and manufacture certain expendable products and spare parts needed in the drilling and production process. We believe additional expansion in the non-capital upstream oil and gas industry would be beneficial to our business and our customers.

Furthering our Information Technology and Process Improvement Strategy

National Oilwell has developed an integrated information technology and process improvement strategy to enhance procurement, inventory management and logistics activities. As a result of the need to improve industry efficiency, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers to achieve cost and capital improvements. We believe we are well positioned to provide these services as a result of our:

-	large and geographically diverse network of distribution service centers in major oil and gas producing areas;

-	strong relationship with a large community of industry suppliers;

-	knowledge of customer's procurement processes, supplier's capabilities and product's performance; and

-	information systems that offer customers and suppliers enhanced capabilities.

In addition, the integration of our distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of our manufactured parts and equipment.

Continuing our Acquisitions Strategy

We believe the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and integrated product offerings. Since 1997, we have completed thirty-nine acquisitions and plan to continue to participate in this consolidation trend. The aggregate effect of these acquisitions has positively impacted our ability to provide complete drilling equipment systems to our customers.

OPERATIONS

Products and Technology

National Oilwell designs, manufactures and sells drilling systems and components for both land and offshore drilling rigs as well as complete land drilling and well servicing rigs. Mechanical components include drawworks, mud pumps, top drives, solids control equipment (used to remove particulates from drilling fluids), traveling equipment (hooks and blocks used to hoist and lower drill pipe) and rotary tables (used to rotate drill pipe). These components are essential to pump fluids and hoist, support and rotate the drill string. Many of these components are designed specifically for applications in offshore, extended reach and deep land drilling operations. This equipment is installed on new rigs and often replaced during the upgrade and refurbishment of existing rigs.

We design and manufacture masts, derricks and substructures for use on land rigs and on fixed and mobile offshore platforms suitable for drilling applications to depths of up to 30,000 feet or more. Other products include cranes, jacking and mooring systems, reciprocating and centrifugal pumps and fluid end expendables for all major manufacturers’ pumps. Our business includes the sale of replacement parts for our own manufactured machinery and equipment.

We also design and manufacture electrical systems and control and data acquisition systems for drilling related operations and automated and remotely controlled machinery for drilling rigs. Our control systems can control and monitor many simultaneous operations on a drilling rig and often form the basis for our state-of-the-art driller’s cabin. Our automated pipe handling system provides an efficient and cost effective method of joining lengths of drill pipe or casing, as does our iron roughneck. These and similar technologically advanced products can greatly improve the safety on rigs, often by reducing the number of persons working on the drilling floor.

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

National Oilwell designs and manufactures drilling motors, drilling jars and specialized drilling tools for rent and sale. We also design and manufacture a complete line of fishing tools, used to remove objects stuck in the wellbore, and progressive cavity pumps.

Distribution Services

National Oilwell provides distribution services through its network of 146 distribution service centers. National Oilwell’s distribution service centers are located throughout the oil and gas producing regions of North America, with 92 in the United States, 40 in Canada, and the remainder in various international locations. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for our proprietary equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, our distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, we believe we have a competitive advantage in the distribution services business by distributing products manufactured by us and from the association of this business with our Products and Technology segment.

The supplies and equipment stocked by our distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items.

Most drilling contractors and oil and gas companies typically buy supplies and equipment pursuant to non-exclusive contracts, which normally specify a discount from list price for each product or product category. Our goal is to create strategic alliances with our customers whereby we become the customer’s primary supplier of those items. In certain cases, we assume responsibility for procurement, inventory management and product delivery for the customer, occasionally by working directly out of the customer’s facilities.

We believe e-commerce brings a significant advantage to larger companies that are technologically proficient. Our e-commerce system can interface directly with customers’ systems to maximize efficiencies for us and for our customers. We believe we have an advantage in this effort due to our investment in technology, geographic size, knowledge of the industry and customers, existing relationships with vendors and existing means of product delivery.

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

Competition

The oilfield services and equipment industry is highly competitive and our revenues and earnings can be affected by price changes, introduction of new technologies and products and improved availability and delivery. Our Products and Technology business segment competes with several companies in North America that have drilling products that compete directly with certain of our products. Our Distribution Services business segment competes with various smaller regional competitors who may have strong direct ties with smaller or decentralized drilling and production companies and other multinational distribution companies on the basis of service and price. None of these competing companies dominate in any of the business segments or geographic areas in which we operate.

Manufacturing and Backlog

National Oilwell has manufacturing facilities located in the United States, Canada, England, France, Norway and China. The manufacture of parts or purchase of components is sometimes outsourced to qualified subcontractors. The manufacturing operations require a variety of components, parts and raw materials which we purchase from multiple commercial sources. We have not experienced and do not expect any significant delays in obtaining deliveries of materials.

Sales of products are made on the basis of written orders and oral commitments. Our backlog for equipment at recent year-ends has been:

December 31, 2003	$339 million
December 31, 2002	364 million
December 31, 2001	385 million

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

Employees

As of December 31, 2003, we had a total of 7,500 employees, 4,700 of whom were salaried and 2,800 of whom were paid on an hourly basis. Of this workforce, 1,350 employees are employed in Canada, 775 in Norway, 450 in the United Kingdom and 925 in other locations outside the United States. We also had approximately 1,200 employees in our joint venture operation in Lanzhou, China.

Available Information Regarding our SEC Filings

Our corporate offices are located at 10000 Richmond Avenue, Houston, Texas 77042-4200. Our phone number at that location is (713) 346-7500 and our Internet address is www.natoil.com. Information we make public about our company, including all SEC required filings, is available to you, free of charge, at our Internet address. Our Code of Ethics is also posted on our website.

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

Demand for Our Products is Dependent Upon the Price of Oil and Gas and the Willingness to Explore and Produce Oil and Gas.

     National Oilwell is dependent upon the oil and gas industry and its willingness to explore for and produce oil and gas. The industry’s willingness to explore and produce depends upon the prevailing view of future product prices. Many factors affect the supply and demand for oil and gas and therefore influence product prices, including:

•	level of production from known reserves;

•	cost of producing oil and gas;

•	level of drilling activity;

•	worldwide economic activity;

•	national government political requirements;

•	development of alternate energy sources; and

•	environmental regulations.

     If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for our products will decline.

Volatile Oil and Gas Prices Affect Demand for Our Products.

     Oil and gas prices have been volatile since 1990. In general, oil prices approximated $18-22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-35 per barrel since 2000. Spot gas prices generally ranged between $1.80-2.60 per mmbtu of gas from 1991 through 1999, then experienced severe spikes into the $10 range in 2001 and 2003. Absent occasional spikes and dips due to imbalances in supply and demand, prices have generally ranged between $4.00-6.00 per mmbtu during the last two years.

     Expectations for future oil and gas prices cause many shifts in the strategies and expenditure levels of oil and gas companies and drilling contractors, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. Industry activity and our revenues have responded slowly to the higher commodity prices that have existed since the second quarter of 2002, presumably due to concerns that these prices will not continue in the current range. Oil and gas prices, which are determined by the marketplace, may fall below a range that is acceptable to our customers, which could reduce demand for our products.

Competition in our Industry Could Ultimately Lead to Lower Revenues and Earnings.

     The oilfield products and services industry is highly competitive. The following competitive actions can each affect our revenues and earnings:

•	price changes;

•	new product and technology introductions; and

•	improvements in availability and delivery.

     National Oilwell’s Products and Technology business segment competes with several companies in North America that have drilling products that compete directly with certain of our products. National Oilwell’s Distribution Services business segment faces competition from various smaller regional competitors who have strong direct ties with smaller or decentralized drilling and production companies, as well as other multinational distribution companies who compete based on service and price. Competition in our industry could lead to lower revenues and earnings.

Because Some of Our Products are Used in Potentially Hazardous Activities, We Face Potential Product Liability and Warranty Claims.

     Customers use some of our products in potentially hazardous drilling, completion and production applications that can cause:

•	injury or loss of life;

•	damage to property, equipment or the environment; and

•	suspension of operations.

     We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been used. We are currently party to various legal and administrative proceedings. The outcome of any such legal or administrative proceedings could have an adverse effect on our financial condition.

The Location of Some of our Customers in Foreign Markets that may have Unstable Economies or Governments Could Have a Negative Impact on Our Revenues and Earnings.

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

National-Oilwell Sells Products and Services Outside the United States. Changes in Foreign Currency Exchange Rates Could Have a Negative Impact on our Revenues and Earnings.

     We are exposed to the risks of changes in exchange rates between the U.S. dollar and foreign currencies. Our Norwegian companies enter into foreign exchange forward contracts, primarily between the Norwegian kroner and the US dollar, to hedge cash flows on certain significant contracts. Our decisions regarding the need for hedging foreign currencies in Norway and other countries can adversely affect our operating results.

Our Growth Could Cause Difficulties Integrating Operations that We Acquire.

     We have made 39 acquisitions since April 1997, including nine in 2003 and four in 2002. We do not know whether suitable acquisition candidates will be available on reasonable terms or if we will have access to adequate funds to complete any desired acquisition. In addition, we may not be able to successfully integrate the operations of the acquired companies. Combining organizations could interrupt the activities of some or all of our businesses and have a negative impact on operations.

Our Indebtedness Could Limit Our Ability to Borrow Additional Funds and/or Make Us Vulnerable to General Adverse Economic and Industry Conditions.

In 1998, National Oilwell issued $150 million of 6.875% unsecured senior notes due July 1, 2005. In 2001, we issued an additional $150 million of 6.5% unsecured senior notes due March 15, 2011. In 2002, we issued $200 million of 5.65% unsecured senior notes due November 15, 2012. We also have $313 million in committed credit facilities (reduced to $269 million in February 2004) and an additional $134 million available in uncommitted facilities. Our leverage requires us to use some of our cash flow from operations for payment of interest on our debt. Our leverage may also make it more difficult to obtain additional financing in the future. Further, our leverage could make us more vulnerable to economic downturns and competitive pressures.

We do not currently have sufficient cash to repay the notes that are due July 1, 2005, and we have no arrangements in place to refinance. There is no assurance that we will be able to generate sufficient cash or borrow funds in the future to allow us to repay this debt.

Item 2. Properties

National Oilwell owned or leased approximately 240 facilities worldwide as of December 31, 2003, including the following principal manufacturing and administrative facilities:

	Approximate
	Building Space
Location	(square foot)	Description	Status
Lanzhou, China (joint venture)	1,248,000	Manufactures drilling machinery and equipment	Owned
Pampa, Texas	548,000	Manufactures drilling machinery and equipment	Owned
Houston, Texas	540,000	Manufactures downhole tools and mobile rigs	Owned
Houston, Texas	417,000	Manufactures drilling machinery and equipment	Leased
Manchester, England	244,000	Manufactures pumps and expendable parts	Owned
Carquefou, France	213,000	Manufactures offshore equipment	Owned
Houston, Texas	200,000	Manufactures braking systems and generators	Owned
Houston, Texas	184,000	Manufactures electrical power systems	Owned
Houston, Texas	178,000	Manufactures drilling components and rigs	Owned
Tulsa, Oklahoma	165,000	Manufactures pumps and expendable parts	Owned
Edmonton, Alberta, Canada	162,000	Manufactures downhole tools	Owned
Kristiansand, Norway	157,000	Manufactures drilling and offshore equipment	Owned
McAlester, Oklahoma	120,000	Manufactures pumps and expendable parts	Owned
Houston, Texas	115,000	Administrative offices	Leased
Houston, Texas	84,000	Distribution and warehousing operations	Owned
Calgary, Alberta, Canada	76,000	Manufactures coiled tubing units and wireline trucks	Owned
Molde, Norway	68,000	Manufactures marine handling equipment	Owned
Marble Falls, Texas	65,000	Manufactures drilling expendable parts	Owned
Edmonton, Alberta, Canada	61,000	Manufactures drilling machinery and equipment	Owned
Nisku, Alberta, Canada	60,000	Manufactures drilling machinery and equipment	Owned
Houston, Texas	51,000	Manufactures pumps and expendable parts	Owned

We own or lease 68 satellite repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 146 distribution service centers worldwide. We believe the capacity of our facilities is adequate to meet demand currently anticipated for 2004.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

	2003		2002		2001
Quarter	High	Low	High	Low	High	Low
First	$23.44	$19.36	$26.25	$16.43	$40.50	$33.65
Second	24.78	20.54	28.81	20.91	39.55	26.80
Third	21.80	17.86	21.29	15.19	25.74	12.91
Fourth	22.99	18.01	23.31	17.69	20.86	13.85

As of March 1, 2004, there were 531 holders of record of National Oilwell common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record so the actual number is unknown but significantly higher. National Oilwell has never paid cash dividends, and none are anticipated during 2004.

Item 6. Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999 (3)
	(in thousands of U.S. dollars, except per share amounts)
Operating Data:
Revenues	$2,004,920	$1,521,946	$1,747,455	$1,149,920	$839,648
Operating income (1) (4)	158,988	134,323	189,277	48,456	1,325
Income (loss) before taxes (4)	110,506	112,465	168,017	27,037	(14,859)
Net income (loss) (2)	76,821	73,069	104,063	13,136	(9,385)
Net income (loss) per share
Basic (2)	0.91	0.90	1.29	0.17	(0.13)
Diluted (2)	0.90	0.89	1.27	0.16	(0.13)
Other Data:
Depreciation and amortization	39,182	25,048	38,873	35,034	25,541
Capital expenditures	32,378	24,805	27,358	24,561	17,547
Balance Sheet Data:
Working capital	794,185	768,852	631,257	480,321	452,015
Total assets	2,242,736	1,977,228	1,471,696	1,278,894	1,005,715
Long-term debt, less current maturities	593,980	594,637	300,000	222,477	196,053
Stockholders’ equity	1,090,429	933,364	867,540	767,206	596,375

(1)	In connection with the IRI International Corporation merger in 2000, we recorded charges of $14.1 million related to direct merger costs, personnel reductions, and facility closures and inventory write-offs of $15.7 million due to product line rationalization.

(2)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income (loss) of $115.0 million, $23.1 million, and $(4.0) million for the years ended December 31, 2001, 2000, and 1999, respectively; basic earnings per common share of $1.42, $0.29, and $(0.06) for the years ending December 31, 2001, 2000, and 1999, respectively; and diluted earnings per common share of $1.41, $0.29, and $(0.06) for the years ending December 31, 2001, 2000, and 1999, respectively.

(3)	Data for 1999 is restated to combine IRI International and Dupré results pursuant to pooling-of-interests accounting.

(4)	2003 includes a $6.3 million pre-tax charge ($4.4 million after tax) related to a clearing account problem within the Distribution Group’s purchasing system that had accumulated over a three-year period. We have not restated prior periods, as the impact is not considered material.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We design, manufacture and sell drilling systems, drilling equipment and downhole products as well as distribute maintenance, repair and operating products to the oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. This is a cyclical industry and, unlike most prior cycles, sustained, relatively high oil and gas prices have not driven a corresponding level of increased spending by our customers. See “Risk Factors”.

We conduct our operations through the following segments:

Products and Technology

Our Products and Technology segment designs and manufactures complete land drilling and workover rigs, and drilling related systems for offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks, mud pumps, top drives, derricks, cranes, jacking and mooring systems, and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets. We have made strategic acquisitions during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including new operations in Norway, the United Kingdom and China. Product and Technology revenues are directly dependent on the levels of worldwide drilling activity.

Distribution Services

Our Distribution Services segment provides maintenance, repair and operating supplies and spare parts from our network of distribution service centers to drill site and production locations throughout North America and to offshore contractors worldwide. Products are purchased from numerous manufacturers and vendors, including our Products and Technology segment. We have expanded this business to locations outside North America, including Europe, the Middle East, Southeast Asia, and South America. We have made significant investments in systems, staffing and inventory in the international market and, using our information technology platforms and processes, we can provide complete procurement, inventory management, and logistics services to our customers. Approximately half of Distribution Services revenues are tied to worldwide drilling activity, and the balance relates to the production of oil and gas reserves.

Results of Operations

     Operating results by segment are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Revenues:
Revenues from backlog	$623.1	$390.4	$454.3
Noncapital equipment	691.6	526.9	666.6

Products and Technology	1,314.7	917.3	1,120.9
Distribution Services	792.0	686.2	707.8
Eliminations	(101.7)	(81.5)	(81.3)

Total	$2,005.0	$1,522.0	$1,747.4

Operating Income:
Products and Technology	$165.1	$127.0	$171.0
Distribution Services	6.5	18.1	28.5
Corporate	(12.6)	(10.8)	(10.2)

Total	$159.0	$134.3	$189.3

Capital equipment backlog:
Beginning of year	$363.6	$384.9	$282.2
Add: Orders, net	598.4	199.1	557.0
Less: Revenues	623.1	390.4	454.3

End of year	$338.9	$363.6 (1)	$384.9

(1)	Includes $170 million Hydralift backlog @ 12/31/02

Products and Technology

     Year 2003 versus 2002

Revenues in the Products and Technology segment in 2003 increased $397.4 million over the prior year, with virtually all of the increase attributable to our acquisitions of Hydralift and Monoflo. Major international construction projects are generally long-term contracts, thus less susceptible to changes in oil and gas prices or rig count movements. Our revenues from backlog increased $233 million, primarily resulting from the addition of the Hydralift operations. Sales and rentals of downhole motors and fishing tools increased approximately $32 million, primarily due to the resurging North American drilling rig count. Spare part and service revenues accounted for the remaining incremental revenues. Operating income in 2003 increased $38.1 million over 2002 and generated a flow-through percentage of 9.6%. Flow-through, defined as incremental operating profit divided by incremental revenues, is a key financial metric for our company. While we target a flow-through rate of 25% for this group, this was not expected in 2003 as the increased revenues came from acquisitions which in turn included large amounts of overhead and administrative costs. Product mix unfavorably impacted gross margin as the lower margins on the major projects reduced gross margin %, another important metric, by almost 4%. Operating expenses incurred to generate the margins resulting from the incremental sales volume were approximately $81 million higher than the prior year, due primarily to the addition of Hydralift and Monoflo.

One of our primary metrics is the capital equipment backlog. New orders are added to backlog only when we receive a firm customer purchase order for major drilling rig components or a signed contract related to a construction project. The Products and Technology capital equipment backlog was $339 million at December 31, 2003, $364 million at December 31, 2002 and $385 million at December 31, 2001. Backlog at December 31, 2002 includes $170 million acquired in late December through the purchase of Hydralift ASA. Backlog from Hydralift is also contained in the December 31, 2003 amount but quantification is not possible due to the overlap with products from our other operations. Substantially all of the current backlog is expected to be shipped by mid-year 2005.

     Year 2002 versus 2001

Products and Technology revenues in 2002 were $203.6 million (18%) lower than the previous year as moderate oil and gas prices failed to sustain the 2001 levels of market activity in all product areas. Revenues from backlog were down $64 million while related spare parts and expendable parts were lower than 2001 by $38 million. Sales and rentals of downhole motors and fishing tools decreased by approximately $74 million, impacted by its strong dependence on the North American market. Operating income fell $44 million in 2002 when compared to the prior year, impacted by the margin reduction due to the significantly lower volume. Changes in sales price did not have any significant effect on revenues compared to the prior year. The absence of amortization of goodwill in 2002, as required per the new accounting guidance, favorably impacted operating income by $10.4 million. Reductions in compensation expense also contributed approximately $11.0 million in operating income when compared to the prior year. Revenues from the mid-December 2002 acquisition of Hydralift ASA, and the consolidation of our Chinese joint venture, each contributed $8.0 million in revenues and $0.3 million and $2.2 million in operating income, respectively.

Distribution Services

     Year 2003 versus 2002

Revenues for the Distribution Services segment increased $105.8 million (15%) over the prior year. North American revenues recorded the largest gains, reflecting the increase in the number of operating rigs. According to the Baker Hughes rig count report, the average number of rigs operating in 2003 in the United States and Canada were 1,032, and 372 - increases of 202 and 106 over the prior year. Canadian revenues were up $37 million, or 24%, while the U.S. revenues improved $51 million, or 14%. We expanded our presence in the international market as we recorded revenue gains of $18 million (12%) over the year 2002, primarily due to an alliance in Indonesia and our new operations in Mexico. Our base margin % remained flat as our customers remained sensitive to price changes, which had no significant effect on 2003 revenues. Substantially all of the 2003 revenue growth was in the maintenance, repair and operating supplies (“MRO”) products. Despite the revenue increase, operating income in 2003 fell $11.6 million to a disappointing $6.5 million. This reduction was primarily due to recording a $6.3 million pre-tax charge related to a clearing account problem uncovered in our purchasing system that had accumulated over a three year period. This amount relates to periods prior to 2003 and we have not restated prior periods as the impact is not considered material. A key financial metric for this low-margin business is “% of operating expenses to revenue,” which remained flat at 18% for 2003. In November 2003, we acquired Corlac Equipment Ltd., a Canadian pump distributor, and their 2003 revenues and operating income were not significant.

Year 2002 versus 2001

Distribution Services revenues fell $21.6 million, or 3%, from the 2001 level as this segment’s strategy to create strategic alliances and expand its international presence made significant market penetration during a difficult market. North American revenues fell approximately 16% due to the lower activity level while shipments in the international market almost doubled. Sales of our own-make products increased almost 12% while MRO sales fell almost 5%. Changes in sales price did not have any significant effect on revenues compared to the prior year. Operating income in 2002 was $10.4 million lower than the prior year. Margin reduction, due to the lower volume and project bidding pressures, contributed to approximately 80% of the operating income shortfall with the remainder due to significant infrastructure growth.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. Year 2003 costs of $12.6 million reflect certain corporate-led marketing and product sourcing initiatives, and general overhead incurred to support a larger company. Year 2004 corporate charges are expected to approximate $13 million due to recent acquisitions.

Interest Expense

Year 2003 interest expense of $35.5 million increased $11.4 million from the prior year. Annual interest due on the November 2002 issuance of senior notes accounted for $9.9 million of the increase. Borrowings in Norway attributable to the Hydralift operations incurred approximately $3 million in additional interest which was offset in part by lower borrowing rates on the U.S. revolving credit facility. Our average borrowing cost during 2003 of 5.6% reflected a decrease of 0.8 percentage points from the prior year due to the lower interest rates on the credit facilities.

Interest expense in 2002 totaled $24.1 million, an increase of $1.3 million from the prior year. All of this increase is a direct result of our mid-November 2002 sale of $200 million of 5.65% unsecured senior notes. Our average borrowing cost during 2002 of 6.4% remained the same as 2001.

Other Income (Expense)

The devaluation of the U.S. dollar during 2003 impacted our operations, primarily in Canada, Norway and the United Kingdom. We recorded foreign exchange losses in our income statement of approximately $7.2 million in 2003, compare to $0.3 million in the prior year.

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 29% in 2003, 35% in 2002 and 38% in 2001. The reduction in the 2003 effective tax rate was primarily due to the lower tax rate on increased foreign income and the benefit associated with export sales. We expect our tax rate in 2004 to approximate 29%. This effective tax rate in 2004 includes continued benefits associated with export sales, which is currently the subject of legislation to repeal these benefits. If repealed and not replaced with similar benefits, we expect our effective tax rate to approximate 32%.

Liquidity and Capital Resources

At December 31, 2003, our working capital totaled $794 million, an increase of $25 million from December 31, 2002. We have seen a general increase in activity levels which are reflected in our receivables, inventory and payables balances. Receivables increased approximately $33 million due primarily to the 2003 acquisitions. We have not experienced substantial improvements in our collections process as our days sales outstanding (DSO) metric remained in the mid-90 days. Inventories have increased $77 million, partially due to the Monoflo and Corlac acquisitions as well as a $9 million increase in Distribution Services to support their international market penetration. These increases were offset in part by a $60 million increase in accounts payable. We recorded approximately $15 million of our debt obligations to a current liability as our Norwegian facility had a NOK 100 million repayment due in May 2004. Our principal source of cash is from operations. Our ability to collect our customer receivables and obtain prepayments from our customers to help fund major projects are critical to our cash generation needs. Our primary cash uses include acquisitions, capital expenditures to enhance our existing operations, and repayment of debt obligations.

Total capital expenditures were $32.4 million during 2003, $24.8 million in 2002 and $27.4 million in 2001. The majority of these capital expenditures represent additions and enhancements to the downhole rental tool fleet and information management and inventory control systems. Capital expenditures are expected to approximate $35 million in 2004, slightly below our anticipated depreciation expense in that year, with continued emphasis on rental tools and information technology. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2004 for our products and services.

In November 2002, we sold $200 million of 5.65% unsecured senior notes due November 15, 2012. Interest is payable on May 15 and November 15 of each year. In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011, with interest payable on March 15 and September 15 of each year. In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005, with interest payments due annually on January 1 and July 1.

At December 31, 2003, we had two committed credit facilities, a North American and a Norwegian facility, totaling $313 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is a three-year unsecured $175 million revolving credit facility with availability up to $50 million for issuance of letters of credit that expires July 31, 2005. At December 31, 2003, borrowings against this facility totaled $40 million and there were $15 million in outstanding letters of credit. Interest (1.6% @ 12/31/03) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has multi-currency term loans and revolving credit facilities totaling $138 million, with $38 million available for letter of credit purposes. At December 31, 2003, borrowings against this facility totaled $70 million, including $40 million in term loans with $15 million due in May 2004, and there were $25 million in outstanding letters of credit. Interest (3.4% @ 12/31/03) is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR. In February 2004, we reduced the commitment by $44 million to $94 million and borrowed $40 million against the North American facility to repay all the term loans.

We also have additional uncommitted credit facilities totaling $134 million that are used primarily for letters of credit, bid bonds and performance bonds. At December 31, 2003, there were no borrowings against these additional credit facilities and there were $35 million in outstanding letters of credit and performance bonds.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at December 31, 2003.

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

A summary of our outstanding contractual obligations and other commercial commitments at December 31, 2003 is as follows (in thousands):

		Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years	After 5 years
Long Term Debt	$608,890	$14,910	$243,980	$—	$350,000
Operating Leases	58,300	15,423	29,520	7,050	6,307

Total contractual obligations	$667,190	$30,333	$273,500	$7,050	$356,307

		Amount of Commitment Expiration per Period
		Less than 1
Commercial Commitments	Total	year	1-3 years	4-5 years	After 5 years
Line of Credit	$313,570	$—	$313,570	$—	$—
Standby Letters of Credit	74,937	61,818	10,446	2,673	—

Total commercial commitments	$388,507	$61,818	$324,016	$2,673	$—

In February 2004, we reduced the line of credit commitment by $44 million to $269 million.

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

Inflation has not had a significant impact on National Oilwell’s operating results or financial condition in recent years.

Market Risk Disclosure

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange losses in our income statement of approximately $7.2 million in 2003, compare to $0.3 million in the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

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

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other facilities totaling $108.9 million at December 31, 2003 (weighted average interest rate of 2.8% at December 31, 2003). A portion of the borrowings are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, NIBOR or EURIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Based upon our December 31, 2003 borrowings under our variable rate facilities of $108.9 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $1.1 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, revenue recognition on long term contracts, value of intangible assets, and deferred income tax accounting. Note 1 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

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

We recognize revenue on long-term fabrication contracts using the percentage of completion method that requires us to make estimates regarding the total costs of the project, our progress against the project schedule and the estimated completion date, all of which impacts the amount of revenue and gross margin we recognize in each reporting period. It is likely that our estimates will be revised in the near term as these projects near completion and require changes in cost of engineering, manufacturing or subcontractor production. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. Significant elements in determining our pension income or expense in accordance with FAS 87 are the discount rate assumption and the expected return on plan assets. The discount rate used approximates the weighted average rate of return on high-quality fixed income investments whose maturities match the expected payouts. The expected return on plan assets is based upon the geometric mean of historical returns of a number of different equities, including stocks, bonds and U.S. treasury bills. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. A substantial portion of our pension amounts relate to our defined benefit plans in the United States, Norway and the United Kingdom. Between the years 2000-2003, we assumed that the expected long-term rate of return on plan assets for these plans would be between 6.3% and 8.5%. Prior to 2001, our actual cumulative long-term rate of return on the pension assets of these plans was in excess of these amounts; however, these plans’ assets have recently earned substantially less than the assumed rates of return. The impact of our pension plans on our 2003 results of operations, cash flow and liquidity has been immaterial but recent actual returns of the plan assets may effect future contributions to the plans and our earnings. The amount of unrecognized losses on pension assets is $22.0 million.

Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. On at least an annual basis, we assess whether goodwill is impaired. Our annual impairment tests are performed at the beginning of the 4th quarter of each year. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. The fair value of the reporting units is determined based on internal management estimates which consider multiple valuation techniques.

Our net deferred tax assets and liabilities are recorded at the amount that is more likely than not to be realized or paid. Should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period of such determination.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), which is effective January 31, 2003 for any new interests in VIEs created after that date. In December 2003, the FASB made certain modifications and technical corrections to FIN 46 that are required to be applied to all entities no later than March 31, 2004. This statement addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the expected losses or expected residual returns associated with the VIE. We do not have any material interests in VIEs created prior to February 1, 2003 that will require consolidation when FIN 46 is applied to all entities in the first quarter of 2004.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. As allowed by FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and notes to consolidated financial statements until authoritative guidance on the accounting for the federal subsidy is issued. The FASB plans to issue authoritative guidance on the accounting for subsidies later in 2004. When the authoritative guidance is issued, we may be required to change previously reported information.

Forward–Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under “Risk Factors” which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Incorporated by reference to Item 7 above, “Market Risk Disclosure.”

Item 8. Financial Statement and Supplementary Data

       Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9a. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this annual report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective for the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control

Management, in consultation with the Company’s independent accountants, identified deficiencies in certain aspects of its Distribution Group’s controls over a clearing account in the purchasing system which constituted a “Reportable Condition” under standards established by the American Institute of Certified Public Accountants. Management has implemented process changes to prevent any recurrence of this situation. This matter and its resolution have been discussed with the Company’s Audit Committee.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

       Incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

       Incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

       Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of our fiscal year ended December 31, 2003, with respect to compensation plans under which our common stock may be issued:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	3,610,571	$23.83	3,488,821
Equity compensation plans not approved by security holders	0	0	0

Total	3,610,571	$23.83	3,488,821

(1)	Shares could be issued other than upon the exercise of stock options, warrants or rights; however, none are anticipated during 2004. On March 11, 2004, we issued 1,170,000 stock options at an exercise price of $28.22.

Item 13. Certain Relationships and Related Transactions

       Incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

       Incorporated by reference to the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) Financial Statements and Exhibits

1.	Financial Statements

The following financial statements are presented in response to Part II, Item 8:

2.	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	53

	All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3.	Exhibits

2.1	Combination Agreement between National-Oilwell, Inc. and Hydralift ASA (Exhibit 2.1) (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

     A report on Form 8 – K was filed on February 12, 2004 regarding a press release announcing our financial results for the fourth quarter and full year ended December 31, 2003.

     A report on Form 8 – K was filed on October 28, 2003 regarding a press release announcing our financial results for the third quarter and nine months ended September 30, 2003.

     A report on Form 8 – K was filed on October 10, 2003 announcing our establishment of a governance hotline that allows anonymous, confidential communication with our non-management directors.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2002.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

National-Oilwell, Inc.

Date: March 11, 2004	By:	/s/ Steven W. Krablin

Steven W. Krablin Sr. Vice President and Chief Financial Officer

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

Signature	Title	Date
/s/Merrill A. Miller, Jr. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/Steven W. Krablin Steven W. Krablin	Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2004

/s/Hushang Ansary Hushang Ansary	Director	March 11, 2004

/s/Robert E. Beauchamp Robert E. Beauchamp	Director	March 11, 2004

/s/Ben A. Guill Ben A. Guill	Director	March 11, 2004

/s/David D. Harrison David D. Harrison	Director	March 11, 2004

Roger L. Jarvis	Director

/s/William E. Macaulay William E. Macaulay	Director	March 11, 2004

/s/Frederick W. Pheasey Frederick W. Pheasey	Director	March 11, 2004

/s/Joel V. Staff Joel V. Staff	Director	March 11, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National-Oilwell, Inc.

     We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Houston, Texas
February 12, 2004

NATIONAL-OILWELL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$74,217	$118,338
Receivables, net	460,910	428,116
Inventories	546,690	470,088
Costs in excess of billings	107,625	53,805
Deferred income taxes	15,410	26,783
Prepaid and other current assets	41,548	26,504

Total current assets	1,246,400	1,123,634
Property, plant and equipment, net	252,365	208,420
Deferred income taxes	52,391	36,864
Goodwill	587,341	512,219
Intangibles, net	79,281	69,357
Property held for sale	8,693	7,389
Other assets	16,265	19,345

	$2,242,736	$1,977,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	14,910	—
Accounts payable	228,576	168,548
Customer prepayments	26,424	9,533
Accrued compensation	25,382	17,323
Billings in excess of costs	49,259	61,738
Accrued income taxes	24,673	23,773
Other accrued liabilities	82,991	73,867

Total current liabilities	452,215	354,782
Long-term debt	593,980	594,637
Deferred income taxes	52,368	54,612
Other liabilities	37,996	30,229

Total liabilities	1,136,559	1,034,260
Commitments and contingencies
Minority interest	15,748	9,604
Stockholders’ equity:
Common stock - par value $.01; 85,124,979 and 81,014,713 shares issued and outstanding at December 31, 2003 and December 31, 2002	851	810
Additional paid-in capital	674,965	594,849
Accumulated other comprehensive loss	(44,374)	(44,461)
Retained earnings	458,987	382,166

	1,090,429	933,364

	$2,242,736	$1,977,228

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$2,004,920	$1,521,946	$1,747,455
Cost of products and services sold	1,540,743	1,160,082	1,319,621

Gross profit	464,177	361,864	427,834
Selling, general, and administrative	305,189	227,541	238,557

Operating income	158,988	134,323	189,277
Interest and financial costs	(38,928)	(27,279)	(24,929)
Interest income	2,317	2,638	1,775
Other income (expense), net	(5,726)	3,656	1,894

Income before income taxes and minority interest	116,651	113,338	168,017
Provision for income taxes	33,685	39,396	63,954

Income before minority interest	82,966	73,942	104,063
Minority interest in income of consolidated subsidiaries	(6,145)	(873)	—

Net income	$76,821	$73,069	$104,063

Net income per share:
Basic	$0.91	$0.90	$1.29

Diluted	$0.90	$0.89	$1.27

Weighted average shares outstanding:
Basic	84,549	80,974	80,813

Diluted	84,985	81,709	81,733

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flow from operating activities:
Net income	$76,821	$73,069	$104,063
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	39,182	25,048	38,873
Provision for losses on receivables	5,709	3,606	3,897
Provision for deferred income taxes	6,840	11,446	7,847
Gain on sale of assets	(5,833)	(4,551)	(2,878)
Foreign currency transaction losses, net	7,214	307	573
Tax benefit from exercise of nonqualified stock options	3,888	328	2,348
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,176)	58,953	(74,700)
Inventories	(51,302)	25,189	(71,906)
Costs in excess of billings	(53,820)	—	—
Prepaid and other current assets	(13,930)	(2,960)	2,411
Accounts payable	61,415	(32,031)	(23,357)
Billings in excess of cost	(12,479)	—	—
Other assets/liabilities, net	(26,441)	(54,035)	(20,199)

Net cash provided (used) by operating activities	31,010	104,369	(33,028)

Cash flow from investing activities:
Purchases of property, plant and equipment	(32,378)	(24,805)	(27,358)
Proceeds from sale of assets	7,887	12,534	7,927
Businesses acquired and investments in joint ventures, net of cash	(78,004)	(213,052)	(38,517)

Net cash used by investing activities	(102,495)	(225,323)	(57,948)

Cash flow from financing activities:
Borrowings against lines of credit	454,574	303,220	294,084
Payments against lines of credit	(439,073)	(311,018)	(354,310)
Net proceeds from issuance of long-term debt	—	199,070	146,631
Proceeds from stock options exercised	9,709	2,015	6,938
Other	—	1,363	—

Net cash provided by financing activities	25,210	194,650	93,343

Effect of exchange rates on cash	2,154	1,422	(1,606)

Increase (decrease) in cash and equivalents	(44,121)	75,118	761
Cash and cash equivalents, beginning of year	118,338	43,220	42,459

Cash and cash equivalents, end of year	$74,217	$118,338	$43,220

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$35,095	$21,579	$20,772
Income taxes	30,650	45,615	26,775

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2000	$805	$583,225	$(21,858)	$205,034	$767,206

Net income				104,063	104,063
Other comprehensive income
Currency translation adjustments			(11,569)		(11,569)
Marketable securities valuation adjustment			(1,446)		(1,446)

Comprehensive income					91,048
Stock options exercised	4	6,934			6,938
Tax benefit of options exercised		2,348			2,348

Balance at December 31, 2001	$809	$592,507	$(34,873)	$309,097	$867,540

Net income				73,069	73,069
Other comprehensive income
Currency translation adjustments			2,474		2,474
Interest rate contract			886		886
Minimum liability of defined benefit plans			(12,948)		(12,948)

Comprehensive income					63,481
Stock options exercised	1	2,014			2,015
Tax benefit of options exercised		328			328

Balance at December 31, 2002	$810	$594,849	$(44,461)	$382,166	$933,364

Net income				76,821	76,821
Other comprehensive income
Currency translation adjustments			4,602		4,602
Interest rate contract			(78)		(78)
Minimum liability of defined benefit plans			(4,437)		(4,437)

Comprehensive income					76,908
Stock issued for acquisition	32	66,528			66,560
Stock options exercised	9	9,700			9,709
Tax benefit of options exercised		3,888			3,888

Balance at December 31, 2003	$851	$674,965	$(44,374)	$458,987	$1,090,429

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

Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of National-Oilwell, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as minority interest in the accompanying financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Investments in which we exercise no control or significant influence would be accounted for under the cost method. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order for them to conform with the 2003 presentation.

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

We use foreign currency forward contracts to mitigate our exposure to changes in foreign currency exchange rates on firm sale commitments to better match the local currency cost components of our fixed US dollar contracts. Such arrangements typically have terms between three months and one year, depending upon the customer’s purchase order. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. These contracts are typically short term in nature. We do not use derivative financial instruments for trading or speculative purposes.

Inventories

Inventories consist of oilfield products, manufactured equipment, manufactured specialized drilling products and downhole motors and spare parts for manufactured equipment and drilling products. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. The allowance, which totaled $46.2 million and $49.4 million at December 31, 2003 and 2002, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method or declining balance method over the estimated useful lives of individual items. Depreciation expense was $37.4 million, $25.0 million and $27.1 million for the years ending December 31, 2003, 2002 and 2001.

Long-lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that is not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis.

Assets Held for Sale

In the course of integrating acquisitions and streamlining operations, we have closed certain manufacturing facilities and non-strategic assets. Facilities that are available for immediate sale, under a formal plan that is probable of completion within one year, are classified as held for sale. When we designate an asset as held for sale, we adjust its carrying value to the lower of its current carrying amount or the estimated fair value less costs to sell and stop recording depreciation expense. Carrying values are adjusted to reflect any subsequent deterioration in fair value.

Intangible Assets

Beginning in 2002, we adopted FAS 142 “Accounting for Goodwill and Other Intangible Assets” and accordingly stopped amortizing goodwill that arose from acquisitions before June 30, 2001. The effect of not amortizing goodwill and other intangibles in periods prior to adoption follows (in thousands):

2001
Reported net income	$104,063
Add back: Goodwill amortization, net of tax	10,959

Adjusted net income	$115,022
Adjusted net income per share:
Basic	$1.42
Diluted	$1.41
Weighted average shares outstanding:
Basic	80,813
Diluted	81,733

On at least an annual basis, we assess whether goodwill is impaired. Our annual impairment tests are performed at the beginning of the 4th quarter of each year and have indicated no impairment. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. Fair value of the reporting units is determined based on internal management estimates.

Identified intangible assets with determinable lives consist primarily of technical drawings acquired in the December 2002 acquisition of Hydralift and are being amortized on a straight-line basis over estimated useful lives of 15-20 years. The balance at December 31, 2003 and 2002 was $28 million (net of accumulated amortization of $1.2 million) and $29.2 million. Amortization expense of identified intangibles is expected to be approximately $1.5 million in each of the next five years.

Identified intangible assets with indefinite lives consist primarily of tradenames acquired in the acquisitions of Hydralift and Mono in December 2002 and January 2003. The balance at December 31, 2003 and 2002 was $49.5 million and $40.2 million. Indefinite lived intangible assets are not amortized, but are subject to an impairment test on at least an annual basis. An impairment charge would be recognized if the fair value were determined to be less than the carrying amount. Our annual impairment tests have indicated no impairment.

Deferred financing costs are amortized on a straight-line basis over the life of the related debt securities.

Foreign Currency

The functional currency for certain of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates.

For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $7.2 million, $0.3 million and $0.6 million for the years ending December 31, 2003, December 31, 2002 and December 31, 2001, and are included in other income(expense) in the accompanying statement of operations.

Revenue Recognition

Product and service sales are recognized on purchase orders or contracts when product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Our arrangements do not include right of return or other similar provisions or other significant post delivery obligations. Revenues from arrangements with multiple elements are recognized based on the relative fair value of each element and when the delivered elements have value to customers on a stand-alone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or competitor prices for similar products or services. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. The amounts billed for shipping and handling costs are included in revenue and related costs are included in costs of sales.

Long-term fabrication contracts are recorded on the percentage-of-completion method. Revenues and gross profit are recognized as work is performed either on an incurred cost to total expected cost basis or based upon engineering estimates. Contract costs include all direct material, labor and subcontract costs. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk thorough credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. We maintain an allowance for doubtful accounts for accounts receivables by providing for specifically identified accounts where collectibility is doubtful and an additional allowance based on the aging of the receivables compared to past experience and current trends. Accounts receivable are net of allowances for doubtful accounts of approximately $18.3 million and $12.6 million at December 31, 2003 and December 31, 2002, respectively.

Stock-Based Compensation

We use the intrinsic value method in accounting for our stock-based employee compensation plans.

Assuming that we had accounted for our stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option’s vesting period, our net income and net income per share would have been (in thousands, except per share data):

	2003	2002	2001
Net income:
As reported	$76,821	$73,069	$104,063
Pro forma	$68,269	$63,926	$94,227
Basic net income per share:
As reported	$0.91	$0.90	$1.29
Pro forma	0.81	0.79	1.17
Diluted net income per share:
As reported	$0.90	$0.89	$1.27
Pro forma	0.80	0.78	1.15

These pro forma results may not be indicative of future effects.

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

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in thousands):

	Year Ended December 31,
	2003	2002	2001
Denominator for basic earnings per share - weighted average	84,549	80,974	80,813
Effect of dilutive securities:
Employee stock options	436	735	920

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	84,985	81,709	81,733

In addition, we had stock options outstanding that were anti-dilutive totaling 2,340,795 at December 31, 2003, 1,649,090 at December 31, 2002, and 1,797,925 at December 31, 2001.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”), which is effective January 31, 2003 for any new interests in VIEs created after that date. In December 2003, the FASB made certain modifications and technical corrections to FIN 46 that are required to be applied to all entities no later than March 31, 2004. This statement addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the expected losses or expected residual returns associated with the VIE. We do not have any material interests in VIEs created prior to February 1, 2003 that will require consolidation when FIN 46 is applied to all entities in the first quarter of 2004.

2. Acquisitions

Year 2003

On January 16, 2003, we acquired the Mono pumping products business from Halliburton Energy Services for approximately $91 million, consisting of $24 million in cash and 3.2 million shares of our common stock valued at $67 million. This transaction, which consisted of purchasing all the outstanding stock of Monoflo, Inc. in the United States and Mono Group in the United Kingdom, strengthens our non-capital product line within our Products & Technology segment.The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair values determined by independent appraisals and other valuations. We acquired net current assets of $11 million, fixed assets of $30 million and identified intangible assets with indefinite lives (tradenames) of $9 million, resulting in goodwill of $41 million. All of the goodwill from this acquisition has been allocated to the Products and Technology segment. The Monoflo, Inc. goodwill totaling $23 million will be fully deductible for tax purposes and the Mono Group goodwill of $18 million is not deductible for tax purposes.

During the remainder of 2003 we made eight other acquisitions representing cash outlays totaling $54 million primarily expanding our Distribution network. The acquisition of all the stock of Corlac Equipment Ltd., a Canadian pump distributor, in November 2003 represented the largest of these purchases at $25.1 million. Aggregate goodwill relating to these acquisitions was $16 million and has been allocated primarily to our Distribution segment.

Year 2002

On December 18, 2002, we completed a cash tender offer for 92% of the common shares of Hydralift ASA, a Norwegian based company specializing in the offshore drilling equipment industry. By December 31, 2002, we had substantially completed the acquisition of the remaining shares for a total purchase price, including the assumption of debt and net of cash acquired, of approximately $300 million. The results of Hydralift’s operations have been included in our income statement since the acquisition date.

As a result of this acquisition, we strengthened our position in the offshore drilling market and gained access to new product lines that complement our existing product offerings. The combination of our product offerings will open new markets to us, particularly within the FPSO (floating production storage and offloading) market.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair values. We finalized the purchase price allocation in 2003 based upon independent appraisals, other valuations and other actions. All of the goodwill from this acquisition has been allocated to the Products and Technology segment and will be fully deductible for tax purposes.

The final allocation of the purchase price follows (in thousands):

Assets acquired:
Cash	$47,000
Other current assets	142,000
Fixed assets	30,000
Other	27,000
Goodwill	153,000
Intangible assets
-Indefinite lives (tradenames)	40,000
-Finite lives (primarily drawings)	29,000

468,000
Liabilities assumed:
Current liabilities	105,000
Debt obligations	93,000
Other	13,000

211,000

Net assets acquired	$257,000

The following unaudited pro forma information assumes the acquisition of Hydralift had occurred as of the beginning of each year shown (in thousands):

	2002	2001
Revenues	$1,862,372	$2,003,995
Net income	87,148	116,718
Per diluted share	$1.07	$1.43

Adjustments made to derive the pro forma data relate principally to acquisition financing. These results are not necessarily indicative of what actually would have occurred if the acquisition had happened as of the beginning of 2002 or 2001 nor are they indicative of future results. The estimated effects of cost reductions arising from the acquisition of Hydralift have been excluded.

During 2002 we also acquired three other businesses, primarily within our Products and Technology segment, for approximately $17 million in cash.

Year 2001

In 2001, we acquired nine companies for an aggregate of $51 million in cash. Individual purchase prices ranged from $0.6 million to $16.5 million. Each of these acquisitions enhanced or expanded our market position within each of our segments. Five of these acquisitions related to our Products and Technology segment and four related to our Distribution segment. Aggregate goodwill relating to these acquisitions was $30 million and approximately half of this amount is deductible for tax purposes.

3.	Inventories

Inventories consist of (in thousands):

	December 31,	December 31,
	2003	2002
Raw materials and supplies	$45,354	$60,699
Work in process	107,747	109,924
Finished goods and purchased products	393,589	299,465

Total	$546,690	$470,088

4.	Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	Estimated	December 31,	December 31,
	Useful Lives	2003	2002
Land and improvements	2-20 Years	$23,689	$11,927
Buildings and improvements	5-31 Years	99,898	74,610
Machinery and equipment	5-12 Years	154,727	111,652
Computer and office equipment	3-10 Years	95,600	92,794
Rental equipment	1-7 Years	75,732	77,328

		449,646	368,311
Less accumulated depreciation		(197,281)	(159,891)

		$252,365	$208,420

5.	Long-Term Debt

Long-term debt consists of (in thousands):

	December 31,	December 31,
	2003	2002
Credit facilities	$108,890	$94,637
6.875% senior notes	150,000	150,000
6.50% senior notes	150,000	150,000
5.65% senior notes	200,000	200,000

	608,890	594,637
Less current portion	14,910	—

	$593,980	$594,637

In November 2002, we sold $200 million of 5.65% unsecured senior notes due November 15, 2012. Interest is payable on May 15 and November 15 of each year. In March 2001, we sold $150 million of 6.50% unsecured senior notes due March 15, 2011, with interest payable on March 15 and September 15 of each year. In June 1998, we sold $150 million of 6.875% unsecured senior notes due July 1, 2005, with interest payments due on January 1 and July 1.

At December 31, 2003, we had two committed credit facilities, a North American and a Norwegian facility, totaling $313 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is a three-year unsecured $175 million revolving credit facility with availability up to $50 million for issuance of letters of credit that expires July 31, 2005. At December 31, 2003, borrowings against this facility totaled $40 million and there were $15 million in outstanding letters of credit. Interest (1.6% @ 12/31/03) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has multi-currency term loans and revolving credit facilities totaling $138 million, with $38 million available for letter of credit purposes. At December 31, 2003, borrowings against this facility totaled $70 million, including $40 million in term loans with $15 million due in May 2004, and there were $25 million in outstanding letters of credit. Interest (3.4% @ 12/31/03) is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR. In February 2004, we reduced this facility by $44 million to $94 million and borrowed $40 million against the North American facility to repay all the term loans.

We also have additional uncommitted credit facilities totaling $134 million that are used primarily for letters of credit, bid bonds and performance bonds. At December 31, 2003, there were no borrowings against these additional credit facilities and there were $35 million in outstanding letters of credit and performance bonds.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at December 31, 2003.

6. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2003, 2002 and 2001, pension expense for defined-contribution plans was $13.1 million, $9.1 million and $6.0 million, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, approximately 160 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.

Net periodic benefit cost (credit) for our defined benefit pension plans in the United States, the United Kingdom and Norway was as follows (in thousands):

	Pension benefits			Postretirement benefits
For the year	2003	2002	2001	2003	2002	2001
Service cost - benefits earned during the period	$2,991	$422	$—	$40	$40	$21
Interest cost on projected benefit obligation	7,471	3,313	1,194	496	552	506
Expected return on plan assets	(7,484)	(3,886)	(1,183)	—	—	—
Net amortization and deferral	1,412	74	46	211	257	178

Net periodic benefit cost (credit)	$4,390	$(77)	$57	$747	$849	$705

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, and Norway and defined postretirement plans in the United States, using a measurement date of September 31, 2003 or 2002, follows (in thousands):

	Pension benefits		Postretirement benefits
At year end	2003	2002	2003	2002
Benefit obligation at beginning of year	$64,710	$49,605	$8,489	$7,416
Service cost	2,991	274	40	40
Interest cost	7,471	3,336	496	552
Actuarial (gain) loss	(9,483)	10,973	(518)	1,094
Benefits paid	(4,759)	(2,996)	(628)	(645)
Participant contributions	718	161	—	32
Acquisitions	69,360	—	—	—
Exchange rate gain	10,974	—	—	—
Other	250	3,357	156	—

Benefit obligation at end of year	$142,232	$64,710	$8,035	$8,489

Accumulated benefit obligation at end of year	$132,997	$64,332

Fair value of plan assets at beginning of year	$44,675	$51,211	$—	$—
Actual return	8,811	(9,335)	—	—
Benefits paid	(4,743)	(2,996)	(628)	(645)
Contributions	3,782	1,621	628	645
Acquisitions	58,718	—	—	—
Exchange rate gain	9,367	—	—	—
Other	(169)	4,174	—	—

Fair value of plan assets at end of year	$120,441	$44,675	—	—

Funded status	$(21,791)	$(20,035)	(8,035)	(8,489)
Unrecognized actuarial net loss	22,016	31,815	3,587	4,270
Prior service costs not yet recognized	250	281	168	213
Minimum pension liability	(26,485)	(19,698)	—	—
Other	394	(10,543)	128	—

Prepaid (accrued) benefit cost	$(25,616)	$(18,180)	(4,152)	(4,006)

Additional disclosures for the U.S.defined benefit plan and defined benefit health care plans in the United States follow (in thousands):

National Oilwell Defined Benefit Pension Plan

Fiscal Period January 1 to December 31	FYE 2003	FYE 2002
Disclosure Assumptions
For determining benefit obligations at year-end:
Discount rate	6.25%	6.50%
Salary increase	n/a	n/a
For determining net periodic cost for year:
Discount rate	6.50%	6.87%
Salary increase	n/a	n/a
Expected return on assets	8.50%	8.50%
Measurement date	9/30/2003	9/30/2002

       Plan Asset Allocation

	Target 2004	FYE 12/31/2003	FYE 12/31/2002
Asset category
Equity securities	55-65%	60.5%	57.0%
Debt securities	35-45%	38.0%	40.2%
Real estate	—	—	—
Other	—	1.5%	2.8%

Total		100%	100%
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Projected benefit obligation		$17,536	$17,549
Accumulated benefit obligation		17,536	17,549
Fair value of assets		12,341	11,210
Additional Information for Defined Benefit Pension Plans
Accumulated benefit obligation		$17,536	$17,549
Increase in minimum liability included in other comprehensive income		(573)	(6,065)
Cash Flows
Employer contributions (expected during fiscal year beginning in 2004)	$1,200

Defined Benefit Healthcare Plans

Fiscal Period January 1 to December 31	FYE 2003	FYE 2002
Disclosure Assumptions
For determining benefit obligations at year-end:
Discount rate	6.25%	6.50%
Salary increase	5.00%	5.00%
For determining net periodic cost for year:
Discount rate	6.50%	6.87%
Salary increase	5.00%	5.00%
Expected return on assets	n/a	n/a
Measurement date	9/30/2003	9/30/2002
Effect of 1% annual increase in health care cost trend rate:
Aggregate of the Service Cost and Interest Cost - Dollar change	$43	$47
APBO - Dollar change	$729	$769
Effect of 1% annual decrease in health care cost trend rate:
Aggregate of the Service Cost and Interest Cost - Dollar change	$(36)	$(40)
APBO - Dollar change	(622)	(656)

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. As allowed by FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and notes to consolidated financial statements until authoritative guidance on the accounting for the federal subsidy is issued. The FASB plans to issue authoritative guidance on the accounting for subsidies later in 2004. When the authoritative guidance is issued, we may be required to change previously reported information.

7. Accumulated Other Comprehensive Income / (Loss)

The components of other comprehensive loss are as follows (in thousands):

		Cumulative		Cumulative
	Change in	Currency		Marketable
	Minimum	Translation	Interest	Securities
	Pension Liability	Adjustment	Rate Contract	Valuation Adj.	Total
Balance at December 31, 2000	$—	$(23,323)	$—	$1,465	$(21,858)

Current period activity		(11,569)		(2,191)	(13,760)
Tax effect				745	745

Balance at December 31, 2001	—	(34,892)	—	19	(34,873)

Current period activity	(19,698)	2,474	1,363	—	(15,861)
Tax effect	6,750		(477)		6,273

Balance at December 31, 2002	(12,948)	(32,418)	886	19	(44,461)

Current period activity	(6,787)	4,602	(120)	—	(2,305)
Tax effect	2,350		42		2,392

Balance at December 31, 2003	$(17,385)	$(27,816)	$808	$19	$(44,374)

8. Commitments and Contingencies

We lease land, buildings, storage facilities, vehicles, data processing equipment and software under operating leases expiring in various years through 2012. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $24.6 million, $21.2 million and $19.0 million. Our minimum rental commitments for operating leases at December 31, 2003 were as follows: 2004 - $15.4 million; 2005 - $12.4 million; 2006 - $9.3 million; 2007 - $7.8 million; 2008 - $7.0 million and subsequent to 2008 - $6.3 million.

We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2003 cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, liquidity or results of operations.

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder could not result in additional, presently unquantifiable, costs or liabilities to us.

9. Common Stock

National Oilwell has authorized 150 million shares of $.01 par value common stock. We also have authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Under the terms of National Oilwell’s Stock Award and Long-Term Incentive Plan, as amended, 8.4 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire five or ten years from the date of grant. The purchase price of options granted may not be less than the market price of National Oilwell common stock on the date of grant. At December 31, 2003, approximately 3.5 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Dreco Energy Services, Ltd. in 1997, and Hitec ASA and IRI International Corporation in 2000. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Stock Award and Long-Term Incentive Plan and stock plans of acquired companies.

Options outstanding at December 31, 2003 under the stock option plans have exercise prices between $5.62 and $40.50 per share, and expire at various dates from February 9, 2004 to September 24, 2013.

The following summarizes options activity:

	Years Ended December 31,
	2003		2002		2001
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price
Shares under option at beginning of year	3,790,496	$21.99	3,094,160	$22.95	2,792,585	$16.50
Granted	1,035,000	20.05	977,500	18.53	911,626	40.50
Cancelled	(304,659)	28.01	(133,465)	28.54	(218,086)	25.47
Exercised	(910,266)	10.47	(147,699)	13.52	(391,965)	16.39

Shares under option at end of year	3,610,571	$23.83	3,790,496	$21.99	3,094,160	$22.95
Exercisable at end of year	1,713,647	$25.47	2,119,692	$18.71	1,474,833	$15.68

The following summarizes information about stock options outstanding as of December 31, 2003:

	Weighted-Avg.	Options Outstanding		Options Exercisable
Range of	Remaining		Weighted-Avg.		Weighted-Avg.
Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$5.62 to $19.39	6.48	1,269,776	$16.54	603,855	$14.34
$20.14 to $25.50	7.99	1,508,410	21.00	535,910	22.57
$33.00 to $40.50	7.09	832,385	40.07	573,882	39.88

Totals	7.25	3,610,571	$23.83	1,713,647	$25.47

The weighted average fair value of options granted during 2003, 2002 and 2001 was approximately $8.88, $8.95, and $22.04 per share, as determined using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes option-pricing model were:

Assumptions	2003	2002	2001
Risk-free interest rate	2.6%	2.4%	6.3%
Expected dividend	—	—	—
Expected option life (years)	5	5	5
Expected volatility	48%	54%	55%

On March 11, 2004, we issued 1,170,000 stock options at an exercise price of $28.22.

10. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in thousands):

	December 31,	December 31,	December 31,
	2003	2002	2001
Domestic	$19,051	$45,716	$101,700
Foreign	97,600	67,622	66,317

	$116,651	$113,338	$168,017

The components of the provision for income taxes consisted of (in thousands):

	December 31,	December 31,	December 31,
	2003	2002	2001
Current:
Federal	$3,349	$11,315	$32,222
State	935	909	581
Foreign	22,561	15,726	23,304

	26,845	27,950	56,107

Deferred:
Federal	716	4,888	4,925
State	1,666	1,144	391
Foreign	4,458	5,414	2,531

	6,840	11,446	7,847

	$33,685	$39,396	$63,954

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in thousands):

	December 31,	December 31,	December 31,
	2003	2002	2001
Federal income tax at statutory rate	$40,828	$39,668	$58,806
Foreign income tax rate differential	(7,873)	(3,295)	1,405
State income tax, net of federal benefit	608	556	299
Tax benefit of foreign sales income	(3,045)	(1,580)	(1,575)
Nondeductible expenses	1,646	1,053	2,423
Tax benefit of capital loss carryovers	(765)	—	—
Foreign dividends net of FTCs	(2,757)	1,176	(1,967)
Net operating loss carryforwards	(708)	—	2,948
Change in deferred taxvaluation allowance	6,940	400	1,223
Prior year taxes	(1,171)	1,126	—
Other	(18)	292	392

	$33,685	$39,396	$63,954

The effective tax rate includes benefits associated with export sales, which is currently the subject of legislation to repeal these benefits. If repealed and not replaced with similar benefits, we expect our effective tax rate to increase.

Significant components of National Oilwell’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2003	2002
Deferred tax assets:
Allowances and operating liabilities	$30,273	$29,047
Net operating loss carryforwards	29,406	23,891
Foreign tax credit carryforwards	21,879	15,082
Capital loss carryforward	4,921	3,527
Other	18,174	22,012

Total deferred tax assets	104,653	93,559
Valuation allowance for deferred tax assets	(36,852)	(29,912)

	67,801	63,647

Deferred tax liabilities:
Tax over book depreciation	30,013	14,168
Operating and other assets	10,569	31,688
Other	11,786	8,756

Total deferred tax liabilities	52,368	54,612

Net deferred tax assets	$15,433	$9,035

In the United States, the Company has $4.3 million of net operating loss carryforwards as of December 31, 2003, which expire at various dates through 2018. The potential benefit of $1.7 million has been recorded with no valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses.

Also in the United States, the Company has $10.0 million of capital loss carryforwards as of December 31, 2003, which expire at various dates through 2005. The related potential benefit of $3.9 million has been recorded with a valuation allowance of $3.9 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a reduction of future tax expense. The Company has $ 21.9 million of excess foreign tax credits as of December 31, 2003, which expire at various dates through 2008. Certain of these credits have been allotted a valuation allowance of $ 18.4 million and would be realized as a reduction of future income tax expense.

Outside the United States, the company has $96.0 million of net operating loss carryforwards as of December 31, 2003. Of this amount, $91.9 million will expire at various dates through 2013 and $4.1 million is available indefinitely. The related potential benefit available of $27.7 million has been recorded with a valuation allowance of $13.4 million. If the Company ultimately realizes the benefit of these net operating losses, $9.4 million would reduce goodwill and other intangible assets and $4.0 million would reduce income tax expense.

Also outside the United States, the company has $3.4 million of capital loss carryforwards as of December 31, 2003, which can be carried forward indefinitely. The related potential benefit of $1.0 million has been recorded with a valuation allowance of $1.0 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a $0.3 million reduction of future income tax expense and a $0.7 million reduction in goodwill and other intangible assets.

The deferred tax valuation allowance increased $6.9 million for the period ending December 31, 2003 and $0.4 million for the period ending December 31, 2002. These increases resulted primarily from the recognition of additional excess foreign tax credits and capital loss carryforwards that may not be realized in the future. National-Oilwell’s deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company’s foreign subsidiaries amounted to $252.6 million and $193.4 million at December 31, 2003 and 2002. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in either U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $26.6 million would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

11. Business Segments and Geographic Areas

National Oilwell’s operations consist of two segments: Products and Technology and Distribution Services. The Products and Technology segment designs and manufactures a variety of oilfield equipment for use in oil and gas drilling, completion and production activities. The Distribution Services segment distributes an extensive line of oilfield supplies and equipment. Intersegment sales and transfers are accounted for at commercial prices and are eliminated in consolidation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. The Company evaluates performance of each reportable segment based upon its operating income, excluding non-recurring items.

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2003.

Summarized financial information is as follows (in thousands):

Geographic Areas:

	United			United
	States	Canada	Norway	Kingdom	Other	Eliminations	Total
December 31, 2003
Revenues from:
Unaffiliated customers	$1,022,171	$337,998	$386,788	$77,755	$180,208	$—	$2,004,920
Interarea sales	133,144	57,338	46,853	3,835	4,964	(246,134)	—

Total revenues	1,155,315	395,336	433,641	81,590	185,172	(246,134)	2,004,920
Long-lived assets	138,245	26,877	40,344	22,424	24,475	—	252,365

December 31, 2002
Revenues from:
Unaffiliated customers	$1,054,956	$254,361	$86,169	$44,733	$81,727	$—	$1,521,946
Interarea sales	108,191	59,370	18,561	7,393	1,199	(194,714)	—

Total revenues	1,163,147	313,731	104,730	52,126	82,926	(194,714)	1,521,946
Long-lived assets	138,543	25,948	18,298	6,136	19,495	—	208,420

December 31, 2001
Revenues from:
Unaffiliated customers	$1,280,598	$337,447	$38,171	$42,978	$48,261	$—	$1,747,455
Interarea sales	129,525	45,890	11,591	7,421	445	(194,872)	—

Total revenues	1,410,123	383,337	49,762	50,399	48,706	(194,872)	1,747,455
Long-lived assets	129,586	27,497	5,110	4,252	2,506	—	168,951

Business Segments

	Products and	Distribution	Corporate/
	Technology	Services	Eliminations	Total
December 31, 2003
Revenues from:
Unaffiliated customers	$1,215,944	$788,976	$—	$2,004,920
Intersegment sales	98,748	2,988	(101,736)	—

Total revenues	1,314,692	791,964	(101,736)	2,004,920
Operating income (loss)	165,078	6,497 (a)	(12,587)	158,988
Capital expenditures	25,512	3,789	3,077	32,378
Depreciation and amortization	30,085	5,765	3,332	39,182
Goodwill	546,626	35,831	4,884	587,341
Identifiable assets	1,792,676	363,753	86,307	2,242,736

December 31, 2002
Revenues from:
Unaffiliated customers	$837,750	$684,196	$—	$1,521,946
Intersegment sales	79,500	1,978	(81,478)	—

Total revenues	917,250	686,174	(81,478)	1,521,946
Operating income (loss)	127,011	18,083	(10,771)	134,323
Capital expenditures	19,849	3,612	1,344	24,805
Depreciation and amortization	19,340	4,883	825	25,048
Goodwill	490,878	16,457	4,884	512,219
Identifiable assets	1,640,171	266,663	70,394	1,977,228

December 31, 2001
Unaffiliated customers	$1,041,614	$705,817	$24	$1,747,455
Intersegment sales	79,305	2,001	(81,306)	—

Total revenues	1,120,919	707,818	(81,282)	1,747,455
Operating income (loss)	171,013	28,473	(10,209)	189,277
Capital expenditures	22,170	4,066	1,122	27,358
Depreciation and amortization	31,882	6,428	563	38,873
Goodwill	332,121	15,089	4,884	352,094
Identifiable assets	1,178,118	260,212	33,366	1,471,696

(a)	Includes a $6.3 million pre-tax charge related to the accumulated clearing account problem within the purchasing system.

12.	Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Year ended December 31, 2003 (as restated)
Revenues	$500,576	$475,398	$498,600	$530,346	$2,004,920
Gross Profit	118,211	106,624	118,843	120,499	464,177
Income before taxes	29,152	27,969	32,943	26,587	116,651
Minority interest	(1,926)	(1,112)	(1,002)	(2,105)	(6,145)
Net income	17,341	18,267	21,704	19,509 (a)	76,821
Net income per basic share	0.21	0.22	0.26	0.23	0.91
Net income per diluted share	0.21	0.21	0.25	0.23	0.90

Year ended December 31, 2003 (as previously reported)
Revenues	$500,576	$475,398	$498,600	$530,346	$2,004,920
Gross Profit	120,445	109,117	119,781	114,834	464,177
Income before taxes	31,914	30,990	34,409	19,338	116,651
Minority interest	(1,926)	(1,112)	(1,002)	(2,105)	(6,145)
Net income	19,166	20,360	22,714	14,581	76,821
Net income per basic share	0.23	0.24	0.27	0.17	0.91
Net income per diluted share	0.23	0.24	0.27	0.17	0.90

Year ended December 31, 2002
Revenues	$388,986	$372,390	$366,929	$393,641	$1,521,946
Gross Profit	93,045	87,404	88,533	92,882	361,864
Income before taxes	33,102	26,501	27,743	25,992	113,338
Minority interest	—	—	—	(873)	(873)
Net income	21,185	16,961	17,756	17,167	73,069
Net income per basic share	0.26	0.21	0.22	0.21	0.90
Net income per diluted share	0.26	0.21	0.22	0.21	0.89

  (a) Reflects an income tax benefit of $2.7 million related to a revision of the annual effective tax rate to 29%.

During the 4th quarter of 2003 we identified a clearing account problem within the Distribution Group’s purchasing system that had accumulated over a three year period. As a result, a $10.6 million pre-tax charge ($6.9 million after-tax) was recorded in the 4th quarter of 2003 to correct the problem. We determined that approximately $6.3 million of this amount relates to periods prior to 2003 and have not restated prior periods as the impact is not considered material. This amount is included in the results of operations for the 4th quarter of 2003. Quarterly periods for 2003 have been restated to reflect the impact of the clearing account problem in 2003 on previously reported quarterly results.

Schedule II

National-Oilwell, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

		Additions
		(Deductions)
	Balance	charged to	Charge	Balance
	beginning	costs and	offs and	end of
	of year	expenses	other	year
	(in thousands)
Allowance for doubtful accounts:
2003	$12,576	$5,709	$32	$18,317
2002	9,094	3,606	(124)	12,576
2001	5,885	3,897	(688)	9,094
Valuation allowance for deferred tax assets:
2003	$29,912	$6,940	$—	$36,852
2002	29,512	400	—	29,912
2001	28,289	1,223	—	29,512

EXHIBIT INDEX

2.1	Combination Agreement between National-Oilwell, Inc. and Hydralift ASA (Exhibit 2.1) (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Kevin Neveu, Mark A. Reese and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2002.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.