Form 10-Q
period 2004-03-31
NATIONAL OILWELL INC
filed 2004-05-10
CIK 1021860

================================================================================

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
================================================================================
(MARK ONE)

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004 OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     76-0475875
----------------------------------------              -------------------------
     (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                    Identification No.)




                              10000 RICHMOND AVENUE
                                 HOUSTON, TEXAS
                                   77042-4200
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                                    YES X   NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

As of May 3, 2004, 85,797,276 common shares were outstanding.

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           March 31,         December 31,
                                                                             2004               2003
                                                                             ----               ----
                                                                          (Unaudited)
                        ASSETS

Current assets:
  Cash and cash equivalents                                               $    67,691       $    74,217
  Receivables, net                                                            432,534           460,910
  Inventories, net                                                            609,916           546,690
  Costs in excess of billings                                                  94,349           107,625
  Deferred income taxes                                                        15,990            15,410
  Prepaid and other current assets                                             26,910            41,548
                                                                          -----------       -----------
          Total current assets                                              1,247,390         1,246,400

Property, plant and equipment, net                                            249,709           252,365
Deferred income taxes                                                          50,770            52,391
Goodwill                                                                      583,065           587,341
Intangibles, net                                                               78,907            79,281
Property held for sale                                                          8,693             8,693
Other assets                                                                   19,913            16,265
                                                                          -----------       -----------
                                                                          $ 2,238,447       $ 2,242,736
                                                                          ===========       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt                                                --            14,910
  Accounts payable                                                            236,203           228,576
  Customer prepayments                                                         29,288            26,424
  Accrued compensation                                                         20,381            25,382
  Billings in excess of costs                                                  40,394            49,259
  Accrued income taxes                                                         21,594            24,673
  Other accrued liabilities                                                    84,981            82,991
                                                                          -----------       -----------
          Total current liabilities                                           432,841           452,215

Long-term debt                                                                585,630           593,980
Deferred income taxes                                                          55,859            52,368
Other liabilities                                                              36,638            37,996
                                                                          -----------       -----------
          Total liabilities                                                 1,110,968         1,136,559

Commitments and contingencies

Minority interest                                                              15,972            15,748

Stockholders' equity:
  Common stock - par value $.01; 85,762,107 and 85,124,979 shares
      issued and outstanding at March 31, 2004 and December 31, 2003              858               851
  Additional paid-in capital                                                  687,707           674,965
  Accumulated other comprehensive loss                                        (47,009)          (44,374)
  Retained earnings                                                           469,951           458,987
                                                                          -----------       -----------
                                                                            1,111,507         1,090,429
                                                                          -----------       -----------
                                                                          $ 2,238,447       $ 2,242,736
                                                                          ===========       ===========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2004             2003
                                                                ----             ----
                                                                              (Restated)
Revenues                                                      $ 496,205       $ 500,576

Cost of revenues                                                392,657         382,365
                                                              ---------       ---------
Gross profit                                                    103,548         118,211

Selling, general, and administrative                             77,796          77,545
                                                              ---------       ---------
Operating income                                                 25,752          40,666

Interest and financial costs                                     (9,296)        (10,254)
Interest income                                                     629           1,109
Other income (expense), net                                      (1,327)         (2,369)
                                                              ---------       ---------
Income before income taxes and minority interest                 15,758          29,152

Provision for income taxes                                        4,570           9,885
                                                              ---------       ---------
Income before minority interest                                  11,188          19,267

Minority interest in income of consolidated subsidiaries           (224)         (1,926)
                                                              ---------       ---------
Net income                                                    $  10,964       $  17,341
                                                              =========       =========
Net income per share:
   Basic                                                      $    0.13       $    0.21
                                                              =========       =========
   Diluted                                                    $    0.13       $    0.21
                                                              =========       =========
Weighted average shares outstanding:
  Basic                                                          85,396          83,704
                                                              =========       =========
  Diluted                                                        85,935          84,476
                                                              =========       =========

        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2004            2003
                                                                       ----            ----
                                                                                    (Restated)
Cash flow from operating activities:
   Net income                                                       $  10,964       $  17,341
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                    9,822           9,200
       Provision for losses on receivables                              1,221           1,167
       Provision for deferred income taxes                             (2,030)          1,681
       Gain on sale of assets                                          (1,481)         (1,441)
       Foreign currency transaction loss                                1,580           2,188
       Interest rate contract                                             (20)            (30)
       Tax benefit from exercise of nonqualified stock options          2,697              86
   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                     27,155         (12,270)
       Inventories                                                    (63,226)        (36,241)
       Costs in excess of billings                                     13,276          14,234
       Prepaid and other current assets                                14,638         (10,358)
       Accounts payable                                                29,087          44,789
       Billings in excess of cost                                      (8,865)        (22,642)
       Other assets/liabilities, net                                  (23,416)        (18,678)
                                                                    ---------       ---------
            Net cash provided (used) by operating activities           11,402         (10,974)
                                                                    ---------       ---------
Cash flow from investing activities:
    Purchases of property, plant and equipment                         (6,362)         (7,831)
    Proceeds from sale of assets                                        2,002           2,200
    Businesses acquired, net of cash                                       --         (47,113)
                                                                    ---------       ---------
            Net cash used by investing activities                      (4,360)        (52,744)
                                                                    ---------       ---------
Cash flow from financing activities:
    Borrowings against lines of credit                                119,470         105,265
    Payments against lines of credit                                 (142,730)        (95,359)
    Proceeds from stock options exercised                              10,454             376
                                                                    ---------       ---------
            Net cash provided (used) by financing activities          (12,806)         10,282
                                                                    ---------       ---------
Effect of exchange rate gain (loss) on cash                              (762)            459
                                                                    ---------       ---------
Decrease in cash and equivalents                                       (6,526)        (52,977)

Cash and cash equivalents, beginning of period                         74,217         118,338
                                                                    ---------       ---------
Cash and cash equivalents, end of period                            $  67,691       $  65,361
                                                                    =========       =========
Supplemental disclosures of cash flow information:
     Cash payments during the period for:
       Interest                                                     $  11,203       $  11,369
       Income taxes                                                 $  12,409       $   9,760

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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2003 Annual Report on Form 10K. The financial statements for the three months ended March 31, 2003 have been restated to reflect the impact of correcting a clearing account problem within the Distribution Group's purchasing system. The restated information is disclosed in Note 12 to our consolidated financial statements included in our 2003 Annual Report on Form 10K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                                                      Quarter Ended March 31,
                                                        2004          2003
                                                        ----          ----
                                                                    Restated
Net income, as reported                                $10,964       $17,341

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects       (1,510)       (2,242)
                                                       -------       -------
Pro forma net income                                   $ 9,454       $15,099

Net income per common share:
       Basic, as reported                              $  0.13       $  0.21
       Basic, pro forma                                   0.11          0.18
       Diluted, as reported                            $  0.13       $  0.21
       Diluted, pro forma                                 0.11          0.18

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first three months of 2004 was $13.19 and $9.20 in 2003. The key input variables used in valuing the options granted in 2004 and 2003 were: risk-free interest rate of 2.7% in 2004 and 2.6% in 2003; dividend yield of zero in each year; stock price volatility of 51% in 2004 and 48% in 2003, and expected option lives of five years for each year presented.

3. INVENTORIES

Inventories consist of (in thousands):

                                          March 31,    December 31,
                                             2004          2003
                                             ----          ----
Raw materials and supplies                 $ 50,734      $ 45,354
Work in process                             121,665       107,747
Finished goods and purchased products       437,517       393,589
                                           --------      --------
              Total                        $609,916      $546,690
                                           ========      ========

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                      Quarter Ended March 31,
                                      -----------------------
                                       2004            2003
                                       ----            ----
                                                    (Restated)
Net income                            $ 10,964       $ 17,341
Currency translation adjustments        (2,138)        (8,269)
Interest rate contract                     (20)           (20)
                                      --------       --------
    Comprehensive income              $  8,806       $  9,052
                                      --------       --------

5. BUSINESS SEGMENTS

Segment information follows (in thousands):

                                              Quarter Ended March 31,
                                              -----------------------
                                              2004              2003
                                              ----              ----
                                                              (Restated)
Revenues from unaffiliated customers
         Products and Technology          $   280,639       $   316,691
         Distribution Services                215,566           183,885
                                          -----------       -----------
                                              496,205           500,576
Intersegment revenues
         Products and Technology               24,128            18,785
         Distribution Services                  2,542               451
                                          -----------       -----------
                                               26,670            19,236
Operating income
         Products and Technology               23,496            41,004
         Distribution Services                  5,480             2,782
                                          -----------       -----------
Total profit for reportable segments           28,976            43,786
Unallocated corporate costs                    (3,224)           (3,120)
                                          -----------       -----------
Operating income                               25,752            40,666

Net interest expense                           (8,667)           (9,145)
Other income (expense)                         (1,327)           (2,369)
                                          -----------       -----------
Income before income taxes and
         minority interest                $    15,758       $    29,152
                                          ===========       ===========

Total assets
         Products and Technology          $ 1,775,086       $ 1,761,307
         Distribution Services                366,719           290,927

6. DEBT

Debt consists of (in thousands):

                                 March 31,    December 31,
                                   2004          2003
                                   ----          ----
Credit facilities                $ 85,630      $108,890
6.875% senior notes               150,000       150,000
6.50% senior notes                150,000       150,000
5.65% senior notes                200,000       200,000
                                 --------      --------
                                  585,630       608,890
       Less current portion            --        14,910
                                 --------      --------
                                 $585,630      $593,980
                                 ========      ========

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

At March 31, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $269 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is an unsecured $175 million revolving credit facility with availability up to $50 million for issuance of letters of credit that expires July 31, 2005. At March 31, 2004, borrowings against this facility totaled $70 million and there were $15 million in outstanding letters of credit. Interest (1.6% @ 03/31/04) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $94 million, with $38 million available for letter of credit purposes. At March 31, 2004, borrowings against this facility totaled $15 million and there were $28 million in outstanding letters of credit. Interest (3.8% @ 03/31/04) is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR.

We also have additional uncommitted credit facilities totaling $134 million that are used primarily for letters of credit, bid bonds and performance bonds. At March 31, 2004, borrowings against these additional credit facilities totaled $1 million and there were $28 million in outstanding letters of credit and performance bonds.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at March 31, 2004.

7. EMPLOYEE BENEFIT PLANS

Total net benefit expense associated with the Company's defined benefit pension and postretirement benefit plans consisted of the following for the three months ended March 31, 2004 and 2003 (in thousands):

                                      Pension Benefits         Postretirement Benefits
                                      ----------------         -----------------------
                                     2004           2003         2004          2003
                                     ----           ----         ----          ----
Service cost                        $   754       $   748       $     8      $    10
Interest cost                         1,917         1,868           127          124
Expected return on plan assets       (1,985)       (1,871)           --           --
Net amortization and deferral           326           353            53           53
                                    -------       -------       -------      -------
     Total net benefit expense      $ 1,012       $ 1,098       $   188      $   187
                                    =======       =======       =======      =======

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

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective January 31, 2003 for any new interests in VIEs created after that date. In December 2003, the FASB made certain modifications and technical corrections to FIN 46 that are required to be applied to all entities no later than March 31, 2004. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the expected losses or expected residual returns associated with the VIE. We do not have any material interests in VIEs created prior to February 1, 2003 that required consolidation in the first quarter of 2004.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                  Quarter Ended March 31,
                                  -----------------------
                                   2004             2003
                                   ----             ----
Revenues:
      Revenues from backlog      $ 128,410       $ 169,850
      Noncapital equipment         176,357         165,626
                                 ---------       ---------
   Products and Technology         304,767         335,476
   Distribution Services           218,108         184,336
   Eliminations                    (26,670)        (19,236)
                                 ---------       ---------
               Total             $ 496,205       $ 500,576
                                 =========       =========

Operating Income
   Products and Technology       $  23,496       $  41,004(1)
   Distribution Services             5,480           2,782(1)
   Corporate                        (3,224)         (3,120)
                                 ---------       ---------
                Total            $  25,752       $  40,666(1)
                                 =========       ===========

Capital equipment backlog:
 Beginning of quarter            $ 338,900       $ 363,600
 Add: Orders, net                  201,300         174,400
 Less: Revenues                    128,410         169,850
                                 ---------       ---------
 End of quarter                  $ 411,790       $ 368,150
                                 =========       =========

(1) Restated -See Note 1 to consolidated financial statements.

Products and Technology

Q1 2004 versus Q1 2003

Revenues for the Products and Technology segment decreased $31 million, or 9%, during the first quarter of 2004 as compared to the same quarter in 2003, due principally to a decline in capital equipment revenue of $42 million. Sales of expendable pump parts and downhole tools and rentals increased approximately $13 million, as expected with the increase in the North American rotary rig count. Sales of drilling spare parts remained virtually the same as the prior year. Given our current backlog and shipment delays in the first quarter of certain drilling packages, we anticipate significant improvement during the remainder of 2004 over our first quarter results.

Operating income decreased $18 million in the first quarter of 2004 compared to the same quarter in 2003 due to the lower revenue volume and a 3% reduction in gross margins. Unusually high costs on several capital equipment orders resulted in the lower overall margins. Selling, general and administrative expenses declined approximately $2 million in the first quarter of 2004 over 2003 as we benefited from certain cost reduction initiatives begun in 2003.

Backlog of the Products and Technology capital products was $412 million at March 31, 2004, reflecting an increase of $73 million from the December 31, 2003 level. Backlog at March 31, 2003 was $368 million. Product in current backlog will be delivered by the middle of 2005.

Distribution Services

Q1 2004 versus Q1 2003

Distribution Services revenues increased $34 million, or approximately 18%, during the first quarter of 2004 over the comparable 2003 period as the number of active rigs running in the U.S. and Canada has seen a gradual increase during the past twelve months. Revenues in the United States increased 9%, Canada was higher by 33%, due in part to revenues generated by the November 2003 Corlac acquisition, and the international sector was up by approximately 25%. Sales of products manufactured by the Products and Technology segment showed a robust gain of $20 million and maintenance, repair and operating supplies revenues increased by $10 million, while the sales of line pipe reflected a slight gain of $4 million.

Operating income in the first quarter of 2004 virtually doubled the prior year level due principally to the margin increase on the incremental revenue and a slight improvement in margin percent due to product mix. We did experience an increase of almost $3 million to operate our network of facilities and another $3 million increase in selling, general and administrative expenses due in part to this segment's international expansion and the Corlac acquisition.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs have been slightly above the $3 million level since our last major acquisition in the fourth quarter of 2002 and we expect spending to approximate this level in the near term.

Interest Expense

Interest expense decreased during the three months ended March 31, 2004 as compared to the prior year due to lower borrowing levels and lower interest rates.

Income Taxes

The effective tax rate for the three months ended March 31, 2004 was 29% compared to 34% for the three months ended March 31, 2003, reflecting a higher percentage of earnings in foreign jurisdictions with lower tax rates and the benefit associated with export sales, which is currently the subject of legislation to repeal these benefits. If repealed and not replaced with similar benefits, we expect our effective tax rate to increase to 32%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 we had working capital of $815 million, an increase of $21 million from December 31, 2003. Reduction in the current portion of long-term debt accounted for $15 million of this increase, as we repaid all of the Norwegian term loans, and we experienced a $63 million increase in inventory as we position ourselves for the anticipated market upturn and the related capital projects. A reduction of $28 million in accounts receivable and an increase in accounts payable and accrued liabilities partially offset the inventory increase. Cash decreased approximately $7 million during the first three months ended March 31, 2004.

Total capital expenditures were $6 million during the first three months of 2004 compared to $8 million in the same period of the prior year. The majority of these capital expenditures represent additions to the downhole rental tool fleet and enhancements to information management systems. We expect our capital expenditures in 2004 to total approximately $35 million. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand for our products and services.

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

At March 31, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $269 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is an unsecured $175 million revolving credit facility with availability up to $50 million for issuance of letters of credit that expires July 31, 2005. At March 31, 2004, borrowings against this facility totaled $70 million and there were $15 million in outstanding letters of credit. Interest (1.6% @ 03/31/04) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $94 million, with $38 million available for letter of credit purposes. At March 31, 2004, borrowings against this facility totaled $15 million and there were $28 million in outstanding letters of credit. Interest (3.8% @ 03/31/04) is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR.

We also have additional uncommitted credit facilities totaling $134 million that are used primarily for letters of credit, bid bonds and performance bonds. At March 31, 2004, borrowings against these additional credit facilities totaled $1 million and there were $28 million in outstanding letters of credit and performance bonds.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at March 31, 2004.

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

During the three months ended March 31, 2004, we did not enter into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources, from the amounts disclosed in our Form 10-K for the year ending December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our estimation process generally relates to potential bad debts, obsolete and slow moving inventory, revenue recognition on long term contracts, pension plan accounting, value of goodwill and intangible assets, and deferred income tax accounting. Our estimates are based on historical experience and on our future expectations that we believe to be reasonable under the circumstances. The combination of these factors result in the amounts shown as carrying values of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from our current estimates and those differences may be material.

These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be material to the Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ending December 31, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which is effective January 31, 2003 for any new interests in VIEs created after that date. In December 2003, the FASB made certain modifications and technical corrections to FIN 46 that are required to be applied to all entities no later than March 31, 2004. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the expected losses or expected residual returns associated with the VIE. We do not have any material interests in VIEs created prior to February 1, 2003 that required consolidation in the first quarter of 2004.

FORWARD-LOOKING STATEMENTS

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as "may," "will," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under "Risk Factors," as disclosed in our Form 10-K for the year ending December 31, 2003, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange losses in our income statement of approximately $1.6 million in the first quarter of 2004, compared to $2.2 million in the same period of the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

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

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other facilities totaling $86 million at March 31, 2004 (weighted average interest rate of 2.2% at March 31, 2004). A portion of the borrowings are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, NIBOR or EURIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Based upon our March 31, 2004 borrowings under our variable rate facilities of $86 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.9 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

      31.1 Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

      31.2 Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

            A report on Form 8 - K was filed on February 12, 2004 regarding a press release announcing our financial results for the fourth quarter and full year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 7, 2004                   /s/ Steven W. Krablin
      --------------                  -----------------------
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