Form 10-Q
period 2004-06-30
NATIONAL OILWELL INC
filed 2004-08-09
CIK 1021860

--------------------------------------------------------------------------------

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30,2004 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12317

                             NATIONAL-OILWELL, INC.
             (Exact name of registrant as specified in its charter)



              DELAWARE                                       76-0475875
------------------------------------                  ------------------------
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

As of July 27, 2004, 85,887,739 common shares were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NATIONAL-OILWELL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    June 30,            December 31,
                                                                      2004                  2003
                                                                  -----------           -----------
                                                                  (Unaudited)
                        ASSETS

Current assets:
  Cash and cash equivalents                                       $    62,678           $    74,217
  Receivables, net                                                    442,487               460,910
  Inventories, net                                                    621,739               546,690
  Costs in excess of billings                                         104,431               107,625
  Deferred income taxes                                                14,273                15,410
  Prepaid and other current assets                                     20,640                41,548
                                                                  -----------           -----------
          Total current assets                                      1,266,248             1,246,400

Property, plant and equipment, net                                    241,222               252,365
Deferred income taxes                                                  50,544                52,391
Goodwill                                                              592,126               587,341
Intangibles, net                                                       78,117                79,281
Property held for sale                                                  7,711                 8,693
Other assets                                                           20,056                16,265
                                                                  -----------           -----------
                                                                  $ 2,256,024           $ 2,242,736
                                                                  ===========           ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                        --                14,910
  Accounts payable                                                    211,102               228,576
  Customer prepayments                                                 24,179                26,424
  Accrued compensation                                                 23,952                25,382
  Billings in excess of costs                                          46,114                49,259
  Accrued income taxes                                                 19,281                24,673
  Other accrued liabilities                                           102,134                82,991
                                                                  -----------           -----------
          Total current liabilities                                   426,762               452,215

Long-term debt                                                        579,300               593,980
Deferred income taxes                                                  59,269                52,368
Other liabilities                                                      40,469                37,996
                                                                  -----------           -----------
          Total liabilities                                         1,105,800             1,136,559

Commitments and contingencies

Minority interest                                                      16,210                15,748

Stockholders' equity:
  Common stock - par value $.01; 85,824,674 and
      85,124,979 shares issued and outstanding at
      June 30, 2004 and December 31, 2003                                 858                   851
  Additional paid-in capital                                          688,833               674,965
  Accumulated other comprehensive loss                                (47,015)              (44,374)
  Retained earnings                                                   491,338               458,987
                                                                  -----------           -----------
                                                                    1,134,014             1,090,429
                                                                  -----------           -----------
                                                                  $ 2,256,024           $ 2,242,736
                                                                  ===========           ===========


        The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Three Months Ended June 30,             Six Months Ended June 30,
                                               -------------------------------         -------------------------------
                                                   2004                2003                2004               2003
                                               -----------         -----------         -----------         -----------
                                                                    (Restated)                              (Restated)

Revenues                                       $   533,555         $   475,398         $ 1,029,760         $   975,974
Cost of revenues                                   415,965             368,774             808,622             751,139
                                               -----------         -----------         -----------         -----------
Gross profit                                       117,590             106,624             221,138             224,835
Selling, general, and administrative                79,307              68,684             157,103             146,229
                                               -----------         -----------         -----------         -----------
Operating income                                    38,283              37,940              64,035              78,606
Interest and financial costs                        (9,573)             (9,308)            (18,869)            (19,562)
Interest income                                        703                 517               1,332               1,626
Other income (expense), net                          1,045              (1,180)               (282)             (3,549)
                                               -----------         -----------         -----------         -----------
Income before income taxes
  and minority interest                             30,458              27,969              46,216              57,121
Provision for income taxes                           8,833               8,590              13,403              18,475
                                               -----------         -----------         -----------         -----------
Income before minority interest                     21,625              19,379              32,813              38,646
Minority interest in income of
  consolidated subsidiaries                           (238)             (1,112)               (462)             (3,038)
                                               -----------         -----------         -----------         -----------
Net income                                     $    21,387         $    18,267         $    32,351         $    35,608
                                               ===========         ===========         ===========         ===========
Net income per share:

   Basic                                       $      0.25         $      0.22         $      0.38         $      0.42
                                               ===========         ===========         ===========         ===========
   Diluted                                     $      0.25         $      0.21         $      0.38         $      0.42
                                               ===========         ===========         ===========         ===========
Weighted average shares outstanding:

  Basic                                             85,795              84,440              85,595              84,072
                                               ===========         ===========         ===========         ===========
  Diluted                                           86,389              84,990              86,162              84,733
                                               ===========         ===========         ===========         ===========


       The accompanying notes are an integral part of these statements.

                             NATIONAL-OILWELL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Six Months Ended June 30,
                                                                        -----------------------------
                                                                          2004                 2003
                                                                        ---------           ---------
                                                                                            (Restated)

Cash flow from operating activities:
   Net income                                                           $  32,351           $  35,608
   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                                       20,703              18,690
       Provision for losses on receivables                                  3,581               2,221
       Provision for deferred income taxes                                  5,385               1,681
       Gain on sale of assets                                              (2,262)             (2,154)
       Foreign currency transaction (gain) loss                              (960)              3,331
       Interest rate contract                                                 (40)                (60)
       Tax benefit from exercise of nonqualified stock options              2,747               3,301

   Changes in assets and liabilities, net of acquisitions:
       Receivables                                                         14,842             (41,939)
       Inventories                                                        (75,049)            (23,708)
       Costs in excess of billings                                          3,194               1,822
       Prepaid and other current assets                                    22,045             (19,783)
       Accounts payable                                                   (17,474)             40,143
       Billings in excess of cost                                          (3,145)            (40,565)
       Other assets/liabilities, net                                       12,913               2,558
                                                                        ---------           ---------
            Net cash provided (used) by operating activities               18,831             (18,854)
                                                                        ---------           ---------
Cash flow from investing activities:
    Purchases of property, plant and equipment                            (14,127)            (15,641)
    Proceeds from sale of assets                                            4,707               3,922
    Businesses acquired, net of cash                                           --             (47,113)
                                                                        ---------           ---------
            Net cash used by investing activities                          (9,420)            (58,832)
                                                                        ---------           ---------

Cash flow from financing activities:
    Borrowings against lines of credit                                    278,764             201,484
    Payments against lines of credit                                     (308,355)           (188,145)
    Proceeds from stock options exercised                                  11,580               7,935
                                                                        ---------           ---------
            Net cash provided (used) by financing activities              (18,011)             21,274
                                                                        ---------           ---------
Effect of exchange rate gain (loss) on cash                                (2,939)                227
                                                                        ---------           ---------
Decrease in cash and equivalents                                          (11,539)            (56,185)
Cash and cash equivalents, beginning of period                             74,217             118,338
                                                                        ---------           ---------
Cash and cash equivalents, end of period                                $  62,678           $  62,153
                                                                        =========           =========
Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                      $  17,210           $  18,007
          Income taxes                                                  $  14,207           $  24,007


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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2003 Annual Report on Form 10K. The financial statements for the three months and six months ended June 30, 2003 have been restated as disclosed in
Note 12 to our consolidated financial statements included in our 2003 Annual Report on Form 10K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                                                        Quarter Ended June 30,        Six Months Ended June 30,
                                                      --------------------------      --------------------------
                                                         2004            2003            2004            2003
                                                      ----------      ----------      ----------      ----------
                                                                      (Restated)                      (Restated)
Net income, as reported                               $   21,387      $   18,267      $   32,351      $   35,608

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects         (2,020)         (2,135)         (3,530)         (4,377)
                                                      ----------      ----------      ----------      ----------

Pro forma net income                                  $   19,367      $   16,132      $   28,821      $   31,231

Net income per common share:
       Basic, as reported                             $     0.25      $     0.22      $     0.38      $     0.42
       Basic, pro forma                                     0.23            0.19            0.34            0.37

       Diluted, as reported                           $     0.25      $     0.21      $     0.38      $     0.42
       Diluted, pro forma                                   0.22            0.19            0.33            0.37

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first six months of 2004 and 2003 was $13.19 and $9.20, respectively. The key input variables used in valuing the options granted in 2004 and 2003 were: risk-free interest rate of 2.7% in 2004 and 2.6% in 2003; dividend yield of zero in each year; stock price volatility of 51% in 2004 and 48% in 2003, and expected option lives of five years for each year presented.

3. INVENTORIES

Inventories consist of (in thousands):


                                                  June 30,   December 31,
                                                    2004         2003
                                                  --------   ------------
        Raw materials and supplies                $ 54,599     $ 45,354
        Work in process                            115,483      107,747
        Finished goods and purchased products      451,657      393,589
                                                  --------     --------
                      Total                       $621,739     $546,690
                                                  ========     ========

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                     Quarter Ended June 30,     Six Months Ended June 30,
                                     ----------------------     -------------------------
                                       2004          2003          2004          2003
                                     --------      --------      --------      --------
                                                  (Restated)                  (Restated)
Net income                           $ 21,387      $ 18,267      $ 32,351      $ 35,608

Currency translation adjustments           24         8,669        (2,114)          400

Interest rate contract                    (20)          (30)          (40)          (60)
                                     --------      --------      --------      --------

    Comprehensive income             $ 21,391      $ 26,906      $ 30,197      $ 35,948
                                     ========      ========      ========      ========

5. BUSINESS SEGMENTS

Segment information follows (in thousands):

                                            Quarter Ended June 30,         Six Months Ended June 30,
                                         ----------------------------      --------------------------
                                            2004             2003             2004            2003
                                         -----------      -----------      -----------      ---------
                                                          (Restated)                       (Restated)
Revenues from unaffiliated customers
       Products and Technology           $   317,591      $   286,785      $   598,230      $ 603,476
       Distribution Services                 215,964          188,613          431,530        372,498
                                         -----------      -----------      -----------      ---------
                                             533,555          475,398        1,029,760        975,974
Intersegment revenues
       Products and Technology                30,390           24,679           54,518         43,464
       Distribution Services                   2,405              644            4,947          1,095
                                         -----------      -----------      -----------      ---------
                                              32,795           25,323           59,465         44,559
Operating income
       Products and Technology                34,925           37,591           58,421         78,595
       Distribution Services                   6,684            3,306           12,164          6,088
                                         -----------      -----------      -----------      ---------

Total profit for reportable segments          41,609           40,897           70,585         84,683
Unallocated corporate costs                   (3,326)          (2,957)          (6,550)        (6,077)
                                         -----------      -----------      -----------      ---------

Operating income                              38,283           37,940           64,035         78,606

Net interest expense                          (8,870)          (8,791)         (17,537)       (17,936)
Other income (expense)                         1,045           (1,180)            (282)        (3,549)
                                         -----------      -----------      -----------      ---------

Income before income taxes and
       minority interest                 $    30,458      $    27,969      $    46,216      $  57,121
                                         ===========      ===========      ===========      =========

Total assets

       Products and Technology           $ 1,811,026      $ 1,724,436
       Distribution Services                 370,955          304,171

6. DEBT

Debt consists of (in thousands):

                                             June 30,   December 31,
                                               2004        2003
                                             --------   ------------
             Credit facilities               $ 79,300     $108,890
             6.875% senior notes              150,000      150,000
             6.50% senior notes               150,000      150,000
             5.65% senior notes               200,000      200,000
                                             --------     --------
                                              579,300      608,890
                    Less current portion           --       14,910
                                             --------     --------
                                             $579,300     $593,980
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

At June 30, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $266 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is an unsecured $175 million revolving credit facility that expires July 31, 2005 with availability up to $50 million for issuance of letters of credit. At June 30, 2004, borrowings against this facility totaled $77 million and there were $24 million in outstanding letters of credit. Interest (1.9% @ June 30, 2004) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $91 million, with $36 million available for letter of credit purposes. At June 30, 2004, there were $19 million in outstanding letters of credit and no borrowings against this facility. Interest is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR.

We also have additional uncommitted credit facilities totaling $131 million that are used primarily for letters of credit, bid bonds and performance bonds. At June 30, 2004, borrowings against these additional credit facilities totaled $2 million and there were $34 million in outstanding letters of credit and performance bonds.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at June 30, 2004.

7. EMPLOYEE BENEFIT PLANS

Total net benefit expense associated with the Company's defined benefit pension and postretirement benefit plans consisted of the following (in thousands):

Pension Benefits                   Quarter Ended June 30,     Six Months Ended June 30,
                                   ----------------------     -------------------------
                                    2004           2003         2004           2003
                                   -------        -------      -------        -------
Service cost                       $   754        $   748      $ 1,508        $ 1,496
Interest cost                        1,917          1,868        3,834          3,736
Expected return on plan assets      (1,985)        (1,871)      (3,970)        (3,742)
Net amortization and deferral          326            353          652            706
                                   -------        -------      -------        -------
     Total net benefit expense     $ 1,012        $ 1,098      $ 2,024        $ 2,196
                                   =======        =======      =======        =======

Postretirement Benefits

Service cost                       $     8        $    10      $    16        $    20
Interest cost                          127            124          254            248
Net amortization and deferral           53             53          106            106
                                   -------        -------      -------        -------
     Total net benefit expense     $   188        $   187      $   376        $   374
                                   =======        =======      =======        =======

8. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 , which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We do not expect adoption of FSP No. 106-2 to have a material effect on our financial condition or results of operations.

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment , which would amend SFAS No. 123, Accounting for Stock-based Compensation , and SFAS No. 95, Statement of Cash Flows . Among other items, the new standard would require the expensing of stock options issued by the company in the financial statements. The new standard, as proposed, would be effective January 1, 2005, for calendar year companies. See Note 2 for pro forma disclosures regarding the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, the pro forma disclosure in Note 2 may not be indicative of the stock-based compensation expense to be recognized in future financial statements.

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

RESULTS OF OPERATIONS

Operating results by segment are as follows (in thousands):

                                Quarter Ended June 30,         Six Months Ended June 30,
                               ------------------------        -------------------------
                                  2004           2003             2004            2003
                               ---------      ---------        ----------      ---------
Revenues:
      Revenues from backlog    $ 155,502      $ 154,834        $  283,912      $ 324,684
      Noncapital equipment       192,479        156,630           368,836        322,256
                               ---------      ---------        ----------      ---------
   Products and Technology       347,981        311,464           652,748        646,940
   Distribution Services         218,369        189,257           436,477        373,593
   Eliminations                  (32,795)       (25,323)          (59,465)       (44,559)
                               ---------      ---------        ----------      ---------
               Total           $ 533,555      $ 475,398        $1,029,760      $ 975,974
                               =========      =========        ==========      =========

Operating Income

   Products and Technology     $  34,925      $  37,591 (1)    $   58,421      $  78,595 (1)
   Distribution Services           6,684          3,306 (1)        12,164          6,088 (1)
   Corporate                      (3,326)        (2,957)           (6,550)        (6,077)
                               ---------      ---------        ----------      ---------
                Total          $  38,283      $  37,940 (1)    $   64,035      $  78,606 (1)
                               =========      =========        ==========      =========


Capital equipment backlog:
 Beginning of quarter          $ 411,790      $ 368,150        $  338,900      $ 363,600
 Add: Orders, net                185,000        153,065           386,300        327,465
 Less: Revenues                  155,502        154,834           283,912        324,684
                               ---------      ---------        ----------      ---------
 End of quarter                $ 441,288      $ 366,381        $  441,288      $ 366,381
                               =========      =========        ==========      =========

----------
(1) Restated -See Note 1 to consolidated financial statements.

Products and Technology

      Q2 2004 versus Q2 2003

Revenues for the Products and Technology segment increased $37 million, or 12%, during the second quarter of 2004 as compared to the same quarter in 2003. Capital equipment revenues were essentially flat but the higher North American rig count generated growth in our parts, service and rental tools businesses. Sales of spare parts for drilling equipment increased approximately $15 million, pumps and related expendable parts were up $10 million and downhole tools and rentals recorded increases of approximately $5 million.

Despite the higher revenues, operating income declined by $3 million in the second quarter of 2004 compared to the same quarter in 2003. Margin gains due to the higher volume was offset by lower margin on certain capital equipment orders, in part due to higher steel prices, and product mix, resulting in a gross margin % reduction of 1.3 points. Higher selling and administrative costs, increased property taxes and insurance coverage costs and depreciation contributed to the reduced operating income.

Backlog of the Products and Technology capital products was $441 million at June 30, 2004, reflecting an increase of $29 million from the March 31, 2004 level. Backlog at June 30, 2003 was $366 million. Product in current backlog will be delivered by the end of 2005.

1st Six Month of 2004 versus 1st Six Months of 2003

Products and Technology segment revenues increased $6 million in the first six months of 2004 as compared to the same period in 2003. We recorded a $41 million decline in capital equipment revenues, primarily due to reduced shipments in the first quarter of 2004. As expected, we experienced an increase in second quarter 2004 capital equipment revenues and given the current backlog, we anticipate this higher level of activity to continue in the near term. Sales of drilling spare parts, expendable pump parts and downhole tools and rentals increased approximately $24 million, $10 million and $11 million, respectively, as expected with the increase in the North American rotary rig count.

Operating income decreased $20 million in the first half of 2004 compared to the same period in 2003 primarily due to a 3% reduction in gross margins. Unusually high costs on several capital equipment orders resulted in the lower overall margins. Selling and administrative expenses were flat during the first six months of 2004 as compared to 2003 while property taxes, insurance coverage costs and depreciation increased approximately $3 million.

Distribution Services

Q2 2004 versus Q2 2003

Distribution Services revenues increased $29 million, or approximately 15%, during the second quarter of 2004 over the comparable 2003 period as all geographic regions showed improvement. North American revenues were especially strong due to the increase in 2004 in the number of active rigs running in the U.S. and Canada. The fourth quarter 2003 acquisition of Corlac Equipment Ltd. contributed approximately $9 million to our Canadian revenues in the second quarter. From a product perspective, maintenance, repair and operating supplies ("MRO") revenues increased approximately $23 million and the sale of parts manufactured by the Products and Technology segment increased approximately $5 million.

Operating income of $6.7 million in the second quarter of 2004 doubles the prior year results due to the increased revenue as well as a margin % improvement resulting from recent price increases on certain products. Operating increases to run our expanded network amounted to $3 million, and selling and administrative expenses increased approximately $2 million. The addition of Corlac contributed $1 million to the second quarter 2004 operating income.

1st Six Month of 2004 versus 1st Six Months of 2003

Revenues for the Distribution Services segment increased $63 million in the first half of 2004 when compared to the prior year. Revenue in the international market was up 17%, Canada increased 32% and the U.S. operations reflected an 11% improvement. The Canadian results include revenues from the Corlac acquisition of $16 million (representing 60% of the increase). Revenues from the sale of parts manufactured by the Products & Technology segment increased $9 million (20%) while the maintenance, repair and operating supplies revenues reflected a 15% improvement from the first six months of 2003. Tubular revenues were higher by approximately $5 million.

Operating income in the first half of 2004 of $12 million doubled the comparable period in 2003. Gross margin improvement resulting from the revenue volume increase and price increases on certain products was offset by higher administrative expenses to support the global market expansion, and higher taxes, insurance and bad debt costs. Corlac operating profit for the first six months of 2004 totaled approximately $1.4 million.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs have been slightly above the $3 million level since our last major acquisition in the fourth quarter of 2002 and we expect spending to approximate this level in the near term.

Interest Expense

Interest expense for the three months and six months ended June 30, 2004 was essentially flat, as slightly lower interest rates offset slightly higher average debt outstanding.

Income Taxes

The effective tax rate for the six months ended June 30, 2004 was 29% compared to 32% for the same period in 2003, reflecting a higher percentage of earnings in foreign jurisdictions with lower tax rates and the benefit associated with export sales, which is currently the subject of legislation to repeal these benefits. If repealed and not replaced with similar benefits, we expect our effective tax rate to increase to 32%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 we had working capital of $839 million, an increase of $45 million from December 31, 2003. Reduction in the current portion of long-term debt accounted for $15 million of this increase, as we repaid all of the Norwegian term loans, and inventory increased $75 million as we position ourselves for the market upturn and related capital projects. A reduction of $19 million in accounts receivable was offset by a similar reduction in accounts payable. Cash decreased approximately $12 million during the first six months ended June 30, 2004.

Total capital expenditures were $14 million during the first six months of 2004 compared to $16 million in the same period of the prior year. The majority of these capital expenditures represent additions to the downhole rental tool fleet and enhancements to information management systems. We expect our capital expenditures in 2004 to total approximately $30 million. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand for our products and services.

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

At June 30, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $266 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is an unsecured $175 million revolving credit facility that expires July 31, 2005 with availability up to $50 million for issuance of letters of credit. At June 30, 2004, borrowings against this facility totaled $77 million and there were $24 million in outstanding letters of credit. Interest (1.9% @ June 30, 2004) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $91 million, with $36 million available for letter of credit purposes. At June 30, 2004, there were $19 million in outstanding letters of credit and no borrowings against this facility. Interest is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR.

We also have additional uncommitted credit facilities totaling $131 million that are used primarily for letters of credit, bid bonds and performance bonds. At June 30, 2004, borrowings against these additional credit facilities totaled $2 million and there were $34 million in outstanding letters of credit and performance bonds.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at June 30, 2004.

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

During the six months ended June 30, 2004, we did not enter into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources, from the amounts disclosed in our Form 10-K for the year ending December 31, 2003.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 , which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We do not expect adoption of FSP No. 106-2 to have a material effect on our financial condition or results of operations.

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment , which would amend SFAS No. 123, Accounting for Stock-based Compensation , and SFAS No. 95, Statement of Cash Flows . Among other items, the new standard would require the expensing of stock options issued by the company in the financial statements. The new standard, as proposed, would be effective January 1, 2005, for calendar year companies. See Note 2 for pro forma disclosures regarding the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, the pro forma disclosure in Note 2 may not be indicative of the stock-based compensation expense to be recognized in future financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange gains in our income statement of approximately $1.0 million in the first six months of 2004, compared to $3.3 million in foreign exchange losses in the same period of the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

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

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other facilities totaling $79 million at June 30, 2004 (weighted average interest rate of 2.2% at June 30, 2004). A portion of the borrowings are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, NIBOR or EURIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Based upon our June 30, 2004 borrowings under our variable rate facilities of $79 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.8 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on May 19, 2004. Stockholders elected three directors nominated by the board of directors for terms expiring in 2007 by the following votes: Merrill A. Miller, Jr. - 80,028,976 votes for and 1,577,794 votes withheld, Frederick W. Pheasey - 80,029,976 votes for and 1,576,794 votes withheld, and Roger L. Jarvis - 80,029,986 votes for and 1,576,784 votes withheld. There were no nominees to office other than the directors elected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

      31.2 Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended


      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

            A report on Form 8 - K was filed on April 25, 2004 regarding a press release announcing our financial results for the first three months of 2004.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 9, 2004              / s / Steven W. Krablin
      ----------------------          -----------------------
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