Form 10-Q
period 2004-09-30
NATIONAL OILWELL INC
filed 2004-11-09
CIK 1021860

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12317

NATIONAL-OILWELL, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0475875

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 2, 2004, 85,950,480 common shares were outstanding.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements (Unaudited)
PART II — OTHER INFORMATION
INDEX TO EXHIBITS
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Item 1. Financial Statements

NATIONAL-OILWELL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,365	$74,217
Receivables, net	459,377	460,910
Inventories, net	591,279	546,690
Costs in excess of billings	156,410	107,625
Deferred income taxes	14,860	15,410
Prepaid and other current assets	20,204	41,548

Total current assets	1,315,495	1,246,400
Property, plant and equipment, net	242,629	252,365
Deferred income taxes	74,914	52,391
Goodwill	618,326	587,341
Intangibles, net	77,142	79,281
Property held for sale	1,337	8,693
Other assets	18,065	16,265

	$2,347,908	$2,242,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	175,000	14,910
Accounts payable	237,213	228,576
Customer prepayments	27,407	26,424
Accrued compensation	23,082	25,382
Billings in excess of costs	50,396	49,259
Accrued income taxes	36,125	24,673
Other accrued liabilities	101,656	82,991

Total current liabilities	650,879	452,215
Long-term debt	350,000	593,980
Deferred income taxes	109,036	52,368
Other liabilities	39,856	37,996

Total liabilities	1,149,771	1,136,559
Commitments and contingencies
Minority interest	16,906	15,748
Stockholders’ equity:
Common stock — par value $.01; 85,902,659 and 85,124,979 shares issued and outstanding at September 30, 2004 and December 31, 2003	859	851
Additional paid-in capital	690,677	674,965
Accumulated other comprehensive loss	(29,472)	(44,374)
Retained earnings	519,167	458,987

	1,181,231	1,090,429

	$2,347,908	$2,242,736

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues	$618,892	$498,600	$1,648,652	$1,474,574
Cost of revenues	486,929	379,757	1,295,551	1,130,896

Gross profit	131,963	118,843	353,101	343,678
Selling, general, and administrative	82,835	76,468	239,938	222,697

Operating income	49,128	42,375	113,163	120,981
Interest and financial costs	(9,829)	(9,497)	(28,698)	(29,059)
Interest income	1,113	762	2,445	2,388
Other income (expense), net	(1,219)	(697)	(1,501)	(4,246)

Income before income taxes and minority interest	39,193	32,943	85,409	90,064
Provision for income taxes	10,668	10,237	24,071	28,712

Income before minority interest	28,525	22,706	61,338	61,352
Minority interest in income of consolidated subsidiaries	(696)	(1,002)	(1,158)	(4,040)

Net income	$27,829	$21,704	$60,180	$57,312

Net income per share:
Basic	$0.32	$0.26	$0.70	$0.68

Diluted	$0.32	$0.25	$0.70	$0.68

Weighted average shares outstanding:
Basic	85,885	84,982	85,692	84,375

Diluted	86,712	85,198	86,345	84,888

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
		(Restated)
Cash flow from operating activities:
Net income	$60,180	$57,312
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	32,795	28,417
Provision for losses on receivables	4,843	3,822
Provision for deferred income taxes	1,473	5,125
Gain on sale of assets	(6,270)	(3,781)
Foreign currency transaction loss	1,727	4,534
Interest rate contract	(60)	(90)
Tax benefit from exercise of nonqualified stock options	3,070	3,639
Changes in assets and liabilities, net of acquisitions:
Receivables	(3,310)	(2,673)
Inventories	(44,589)	(40,703)
Costs in excess of billings	(48,785)	(43,299)
Prepaid and other current assets	21,894	(15,011)
Accounts payable	16,237	53,758
Billings in excess of cost	1,137	(22,560)
Other assets/liabilities, net	39,360	(21,550)

Net cash provided by operating activities	79,702	6,940

Cash flow from investing activities:
Purchases of property, plant and equipment	(23,476)	(21,960)
Proceeds from sale of assets	16,375	6,473
Businesses acquired, net of cash	—	(52,914)

Net cash used by investing activities	(7,101)	(68,401)

Cash flow from financing activities:
Borrowings against lines of credit	409,283	302,631
Payments against lines of credit	(494,128)	(296,501)
Proceeds from stock options exercised	14,084	8,929

Net cash provided (used) by financing activities	(70,761)	15,059

Effect of exchange rate gain (loss) on cash	(2,692)	2,359

Decrease in cash and equivalents	(852)	(44,043)
Cash and cash equivalents, beginning of period	74,217	118,338

Cash and cash equivalents, end of period	$73,365	$74,295

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$27,743	$28,958
Income taxes	$16,919	$24,084

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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2003 Annual Report on Form 10K. The financial statements for the three months and nine months ended September 30, 2003 have been restated as disclosed in Note 12 to our consolidated financial statements included in our 2003 Annual Report on Form 10K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

On August 12, 2004, National Oilwell and Varco International, Inc. signed a definitive merger agreement. The merger agreement was unanimously approved by each company’s board of directors, and provides for the issuance of .8363 shares of National Oilwell common stock for each outstanding Varco share, resulting in the combined company having approximately 170 million shares outstanding on a fully diluted basis. The transaction is subject to stockholder approval of both companies and customary regulatory approval. On October 13, the companies received a request for additional information under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act from the Antitrust Division of the U.S. Department of Justice regarding the merger. The companies are gathering information to comply with the request, and currently expect to respond by late November or early December. Upon favorable resolution of the matters raised and any other regulatory approvals, the companies will proceed with stockholder votes and closing of the transaction.

2. Stock-Based Compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense has been recognized for stock option grants as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation”, our net income and income per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income, as reported	$27,829	$21,704	$60,180	$57,312
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,834)	(2,088)	(5,364)	(6,465)

Pro forma net income	$25,995	$19,616	$54,816	$50,847
Net income per common share:
Basic, as reported	$0.32	$0.26	$0.70	$0.68
Basic, pro forma	0.30	0.23	0.64	0.60
Diluted, as reported	$0.32	$0.25	$0.70	$0.68
Diluted, pro forma	0.30	0.23	0.63	0.60

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first nine months of 2004 and 2003 was $13.19 and $9.20, respectively. The key input variables used in valuing the options granted in 2004 and 2003 were: risk-free interest rate of 2.7% in 2004 and 2.6% in 2003; dividend yield of zero in each year; stock price volatility of 51% in 2004 and 48% in 2003, and expected option lives of five years for each year presented.

3. Inventories

Inventories consist of (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials and supplies	$56,843	$45,354
Work in process	62,364	107,747
Finished goods and purchased products	472,072	393,589

Total	$591,279	$546,690

4. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income	$27,829	$21,704	$60,180	$57,312
Currency translation adjustments	17,552	577	15,438	977
Interest rate contract	(20)	(30)	(60)	(90)

Comprehensive income	$45,361	$22,251	$75,558	$58,199

5. Business Segments

Segment information follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues from unaffiliated customers
Products and Technology	$389,517	$292,322	$987,747	$895,798
Distribution Services	229,375	206,278	660,905	578,776

	618,892	498,600	1,648,652	1,474,574
Intersegment revenues
Products and Technology	28,888	26,385	83,406	69,849
Distribution Services	3,929	669	8,876	1,764

	32,817	27,054	92,282	71,613
Operating income
Products and Technology	44,990	41,562	103,411	120,157
Distribution Services	8,463	4,119	20,627	10,207

Total profit for reportable segments	53,453	45,681	124,038	130,364
Unallocated corporate costs	(4,325)	(3,306)	(10,875)	(9,383)

Operating income	49,128	42,375	113,163	120,981
Net interest expense	(8,716)	(8,735)	(26,253)	(26,671)
Other income (expense)	(1,219)	(697)	(1,501)	(4,246)

Income before income taxes and minority interest	$39,193	$32,943	$85,409	$90,064

Total assets
Products and Technology	$1,859,838	$1,748,495
Distribution Services	381,628	323,861

6. Debt

Debt consists of (in thousands):

	September 30,	December 31,
	2004	2003
Credit facilities	$25,000	$108,890
6.875% senior notes	150,000	150,000
6.50% senior notes	150,000	150,000
5.65% senior notes	200,000	200,000

	525,000	608,890
Less current portion	175,000	14,910

	$350,000	$593,980

Our $150 million of 6.875% unsecured senior notes are due July 1, 2005. In addition, our unsecured $175 million North American revolving credit facility expires July 31, 2005. In early 2005, we intend to re-negotiate our unsecured credit facilities to replace these obligations.

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

At September 30, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $268 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is an unsecured $175 million revolving credit facility that expires July 31, 2005. At September 30, 2004, borrowings against this facility totaled $25 million and there were $64 million in outstanding letters of credit. Interest (2.25% @ September 30, 2004) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $93 million, with $37 million available for letter of credit purposes. At September 30, 2004, there were $19 million in outstanding letters of credit and no borrowings against this facility. Interest is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR.

We also have additional uncommitted credit facilities totaling $138 million that are used primarily for letters of credit, bid bonds and performance bonds. At September 30, 2004, there were $43 million in outstanding letters of credit and performance bonds and no borrowings against these facilities.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at September 30, 2004.

7. Employee Benefit Plans

Total net benefit expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following (in thousands):

Pension Benefits	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$754	$748	$2,262	$2,244
Interest cost	1,917	1,868	5,751	5,604
Expected return on plan assets	(1,985)	(1,871)	(5,955)	1,871
Net amortization and deferral	326	353	978	1,059

Total net benefit expense	$1,012	$1,098	$3,036	$10,778

Postretirement Benefits
Service cost	$8	$10	$24	$30
Interest cost	127	124	381	372
Net amortization and deferral	53	53	159	159

Total net benefit expense	$188	$187	$564	$561

8. Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2 (“FSP 106-2”), “ Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which supersedes FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provided prescription drug benefits that are “actuarially equivalent” to those that will be provided under Medicare Part D. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor’s share of future costs should be reflected in service cost in the period of implementation. We do not believe adoption of FSP No. 106-2 will have a material effect on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On August 12, 2004, National Oilwell and Varco International, Inc. signed a definitive merger agreement. The merger agreement was unanimously approved by each company’s board of directors, and provides for the issuance of .8363 shares of National Oilwell common stock for each outstanding Varco share, resulting in the combined company having approximately 170 million shares outstanding on a fully diluted basis. The transaction is subject to stockholder approval of both companies and customary regulatory approval. On October 13, the companies received a request for additional information under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act from the Antitrust Division of the U.S. Department of Justice regarding the merger. The companies are gathering information to comply with the request, and currently expect to respond by late November or early December. Upon favorable resolution of the matters raised and any other regulatory approvals, the companies will proceed with stockholder votes and closing of the transaction.

We design, manufacture and sell drilling systems, drilling equipment and downhole products as well as distribute maintenance, repair and operating products to the oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile causing our industry to be cyclical.

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

Results of Operations

Operating results by segment are as follows (in thousands):

	Quarter Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Revenues:
Revenues from backlog	$198,920	$146,850		$482,832	$471,534
Noncapital equipment	219,485	171,857		588,321	494,113

Products and Technology	418,405	318,707		1,071,153	965,647
Distribution Services	233,304	206,947		669,781	580,540
Eliminations	(32,817)	(27,054)		(92,282)	(71,613)

Total	$618,892	$498,600		$1,648,652	$1,474,574

Operating Income
Products and Technology	$44,990	$41,562	(1)	$103,411	$120,157	(1)
Distribution Services	8,463	4,119	(1)	20,627	10,207	(1)
Corporate	(4,325)	(3,306)		(10,875)	(9,383)

Total	$49,128	$42,375	(1)	$113,163	$120,981	(1)

Capital equipment backlog:
Beginning of quarter	$441,288	$366,381		$338,900	$363,600
Add: Orders, net	333,100	120,595		719,400	448,060
Less: Revenues	198,920	146,850		482,832	471,534

End of quarter	$575,468	$340,126		$575,468	$340,126

(1)	Restated -See Note 1 to consolidated financial statements.

Products and Technology

Q3 2004 versus Q3 2003

Revenues for the Products and Technology segment increased approximately $100 million, or 31%, during the third quarter of 2004 as compared to the same quarter in 2003. The market for capital equipment has grown, as evidenced in our backlog growth, with capital equipment revenues accounting for approximately half of this increase. The remaining revenue increase of approximately $48 million is primarily driven by the higher North American rig count experienced this quarter as compared to the third quarter of 2003. The number of rotary rigs operating worldwide is a key driver of our parts, service and rental tools businesses.

Operating income increased by $3 million in the third quarter of 2004 compared to the same quarter in 2003. Margin increases due to the higher volume were offset in part by higher steel prices, overall product mix and increased warehouse/shipping and commission expenses. Higher depreciation and intangible asset amortization also contributed to the reduced operating income. We are actively addressing margin issues and expect to achieve higher operating margins over the next few quarters.

Backlog of the Products and Technology capital products was $575 million at September 30, 2004, reflecting an increase of $134 million from the June 30, 2004 level. Backlog at September 30, 2003 was $340 million. Product in current backlog will be delivered by the end of 2005.

1st Nine Month of 2004 versus 1st Nine Months of 2003

Products and Technology segment revenues increased $106 million in the first nine months of 2004 as compared to the same period in 2003. Due to the recent strong surge in international capital equipment orders, capital equipment revenues have increased $11 million on a year-to-date basis. Given the current backlog, we anticipate this higher level of activity to continue in the near term. For the first nine months of 2004, an increase in the average number of rigs operating worldwide has driven our increased sales of drilling spare parts, expendable pump parts and downhole tools and rentals.

Operating income decreased $17 million in the first nine months of 2004 compared to the same period in 2003 primarily due to a 3% reduction in gross margins and higher property taxes, insurance coverage costs and depreciation and amortization costs totaling $6 million. Unusually high costs on several capital equipment orders in prior quarters resulted in the lower overall margins. We believe our efforts to improve margins are achieving positive results and we should see improving margins in the next few quarters.

Distribution Services

Q3 2004 versus Q3 2003

Distribution Services revenues increased $26 million, or approximately 13%, during the third quarter of 2004 over the comparable 2003 period. North American revenues accounted for almost $23 million of this increase due to the higher number of active rigs running in the U.S. and Canada. From a product perspective, maintenance, repair and operating supplies (“MRO”) revenues increased approximately $21 million and the sale of parts manufactured by the Products and Technology segment increased approximately $5 million.

Operating income of $8.5 million in the third quarter of 2004 doubled the prior year results due primarily to the increased revenue and a margin % improvement resulting from recent price increases on certain products. Increases in expenses to run our field operations totaled approximately $2 million while selling and administrative expenses were virtually flat.

1st Nine Month of 2004 versus 1st Nine Months of 2003

Revenues for the Distribution Services segment increased $89 million in the first nine months of 2004 when compared to the prior year. All areas have experienced significant growth as Canada revenues increased 27%, U.S.operations increased 11% and international revenues were up 13%. Revenues from the sale of parts manufactured by the Products & Technology segment increased $14 million (18%) while the maintenance, repair and operating supplies revenues reflected a 14% improvement from the first nine months of 2003. Tubular revenues were higher by approximately $5 million.

Operating income in the first nine months of 2004 of $21 million doubled the comparable period in 2003. Gross margin improvement resulting from the revenue volume increase and price increases on certain products was offset by higher administrative expenses to support the global market expansion, and higher taxes, insurance and depreciation.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. These costs have increased this year primarily due to efforts to comply with the Sarbanes-Oxley Act of 2002 and tax planning consulting fees. For the quarter ending September 30, 2004, spending approximated $4 million and we anticipate it to continue near this level in the near term.

Interest Expense

Interest expense during the three months ending September 30, 2004 of $8.4 million was $0.2 million lower than the comparable period in 2003. A lower debt level of almost $39 million contributed to this lower amount as our average borrowing cost of 5.71% was slightly higher than the prior year. For the nine months ended September 30, 2004, interest expense was $1 million less than the same period in 2003 due to both a lower average debt level and a lower average borrowing rate.

Income Taxes

The effective tax rate for the nine months ended September 30, 2004 was 28% compared to 32% for the same period in 2003, reflecting a higher percentage of earnings in foreign jurisdictions with lower tax rates, recovery of certain prior period taxes and the benefit associated with export sales. These benefits were recently repealed by Congress and will be phased out over a three year period. A newly enacted tax benefit for manufacturing profits will phase in over the same period to replace the export tax benefit. We anticipate our tax rate for 2004 to be 29% and expect the rate in 2005 to be lower due to the realignment of certain foreign operations.

Liquidity and Capital Resources

At September 30, 2004 we had working capital of $665 million, a decrease of $130 million from December 31, 2003. This reduction is primarily due to our reclassification of $175 million from long-term to short-term debt. Our $150 million of 6.875% unsecured senior notes are due July 1, 2005. In addition, our unsecured $175 million North American revolving credit facility expires July 31, 2005. In early 2005, we intend to re-negotiate our unsecured credit facilities to replace these obligations. We believe our borrowing costs will be lower upon replacement of these facilities. Inventory has increased $45 million, primarily due to our belief that the current strong business indicators of this industry will be sustained in the short-term as well as our desire to take advantage of an active market place. Increases in accounts payable and other accrued liabilities have partially offset the inventory increase. Costs in excess of billings has increased $49 million this year, reflecting the growing number of large capital projects that we have underway. Cash and accounts receivable have remained essentially flat during the first nine months ended September 30, 2004.

Total capital expenditures were $23 million during the first nine months of 2004 compared to $22 million in the same period of the prior year. The majority of these capital expenditures represent additions to the downhole rental tool fleet and enhancements to information management systems. We expect our capital expenditures in 2004 to total approximately $30 million. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand for our products and services.

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

At September 30, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $268 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is an unsecured $175 million revolving credit facility that expires July 31, 2005. At September 30, 2004, borrowings against this facility totaled $25 million and there were $64 million in outstanding letters of credit. Interest (2.25% @ September 30, 2004) is based upon prime or Libor plus 0.5% subject to a ratings based grid.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $93 million, with $37 million available for letter of credit purposes. At September 30, 2004, there were $19 million in outstanding letters of credit and no borrowings against this facility. Interest is based upon a pre-agreed percentage point spread from either the prime interest rate, NIBOR or EURIBOR.

We also have additional uncommitted credit facilities totaling $138 million that are used primarily for letters of credit, bid bonds and performance bonds. At September 30, 2004, there were $43 million in outstanding letters of credit and performance bonds and no borrowings against these facilities.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at September 30, 2004.

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

During the nine months ended September 30, 2004, we did not enter into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources, from the amounts disclosed in our Form 10-K for the year ending December 31, 2003.

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

Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which supersedes FSP 106-1 of the same name, which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. FSP 106-2 provides guidance on how to account for future subsidies available beginning in 2006 to employers who provided prescription drug benefits that are “actuarially equivalent” to those that will be provided under Medicare Part D. Sponsors that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation and any reduction of the sponsor’s share of future costs should be reflected in service cost in the period of implementation. We do not believe adoption of FSP No. 106-2 will have a material effect on our financial condition or results of operations.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K for the year ending December 31, 2003, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange losses in our income statement of approximately $1.7 million in the first nine months of 2004, compared to $4.5 million in foreign exchange losses in the same period of the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

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

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We also have borrowings under our other facilities totaling $25 million at September 30, 2004 (weighted average interest rate of 2.25% at September 30, 2004). A portion of the borrowings are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, NIBOR or EURIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Based upon our September 30, 2004 borrowings under our variable rate facilities of $24 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.3 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 4. Controls and Procedures

Within 90 days before filing this report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II — OTHER INFORMATION

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

(b) Reports on Form 8-K

     A report on Form 8 — K was filed on July 30, 2004 regarding the issuance of a press release containing earnings information for the three months ended June 30, 2004.

     A report on Form 8 — K was filed on August 12, 2004 announcing a merger of equals transaction with Varco International, Inc. pursuant to the terms of an Agreement and Plan of Merger dated as of August 11, 2004.

     A report on Form 8 — K was filed on September 13, 2004 announcing that on September 10, 2004 we filed a Premerger Notification and Report Form with the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission relating to our proposed merger with Varco International, Inc.

     A report on Form 8 — K was filed on September 17, 2004 announcing that we had entered into a material definitive agreement with Varco International, Inc. On September 13, 2004 the board of directors of National-Oilwell, Inc. and Varco each approved an amendment and restatement of the Merger Agreement previously announced. Varco will merge with and into National-Oilwell, Inc.

     A report on Form 8 — K was filed on October 13, 2004 regarding the issuance of a press release announcing that, in conjunction with the proposed merger with Varco International, Inc., we had received a request for additional information from the U.S. Department of Justice.

     A report on Form 8 — K was filed on October 29, 2004 regarding the issuance of a press release announcing earnings information for the quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	/s/ Steven W. Krablin Steven W. Krablin Principal Financial and Accounting Officer and Duly Authorized Signatory

INDEX TO EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.