Form 10-K
period 2004-12-31
NATIONAL OILWELL INC
filed 2005-03-08
CIK 1021860

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $2.7 billion. As of March 1, 2005, there were 86,187,403 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement in connection with the 2005 Annual Meeting of Stockholders are incorporated in Part III of this report.

Item 1. Business

GENERAL

National Oilwell designs, manufactures and sells comprehensive systems, components, and equipment used in oil and gas drilling and production, as well as distributes products and provides services to the exploration and production segment of the oil and gas industry.

Our Products and Technology segment designs and manufactures complete land drilling and workover rigs, as well as drilling related systems for offshore rigs. Technology has increased the desirability of one vendor assuming responsibility for the entire suite of components used in the drilling process, as mechanical and hydraulic components are replaced by or augmented with integrated computerized systems. In addition to traditional components such as drawworks (the hoisting winch used to raise and lower drill pipe), mud pumps (used to circulate drilling fluids), top drives (used to turn drill pipe), derricks, cranes, jacking and mooring systems (used to raise and lower offshore jackup drilling rigs and anchor floating drilling rigs), and other structural components, we provide automated pipehandling, control and electrical power systems. We have also developed new technology for drawworks and mud pumps applicable to the highly demanding offshore markets.

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

Furthering our Information Technology and Process Improvement Strategy

National Oilwell has developed an integrated information technology and process improvement strategy to enhance procurement, inventory management and logistics activities. As a result of the need to improve industry efficiency, oil and gas companies and drilling contractors are frequently seeking alliances with suppliers, manufacturers and service providers to achieve cost and capital improvements. We believe we are well positioned to provide these services as a result of our:

•	large and geographically diverse network of distribution service centers in major oil and gas producing areas;

•	strong relationship with a large community of industry suppliers;

•	knowledge of customer’s procurement processes, supplier’s capabilities and product’s performance; and

•	information systems that offer customers and suppliers enhanced capabilities.

In addition, the integration of our distribution expertise, extensive network and growing base of customer alliances provides an increased opportunity for cost-effective marketing of our manufactured parts and equipment.

Continuing our Acquisitions Strategy

We believe the oilfield service and equipment industry will continue to experience consolidation as businesses seek to align themselves with other market participants in order to gain access to broader markets and integrated product offerings. Since 1997, we have completed forty-two acquisitions and plan to continue to participate in this consolidation trend. The aggregate effect of these acquisitions has positively impacted our ability to provide complete drilling equipment systems to our customers.

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

Distribution Services

National Oilwell provides distribution services through its network of 147 distribution service centers. National Oilwell’s distribution service centers are located throughout the oil and gas producing regions of North America, with 90 in the United States, 41 in Canada, and the remainder in various international locations. These distribution service centers stock and sell a variety of expendable items for oilfield applications and spare parts for our proprietary equipment. As oil and gas companies and drilling contractors have refocused on their core competencies and emphasized efficiency initiatives to reduce costs and capital requirements, our distribution services have expanded to offer outsourcing and alliance arrangements that include comprehensive procurement, inventory management and logistics support. In addition, we believe we have a competitive advantage in the distribution services business by distributing products manufactured by us and from the association of this business with our Products and Technology segment.

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

Sales of products are made on the basis of written orders and oral commitments. Our backlog for equipment at recent year-ends has been:

December 31, 2004	$605 million
December 31, 2003	339 million
December 31, 2002	364 million

Distribution Suppliers

National Oilwell obtains products sold by its Distribution Services business from a number of suppliers, including our own Products and Technology segment. No single supplier of products is significant to our operations. We have not experienced and do not expect a shortage of products that we sell.

Engineering

National Oilwell maintains a staff of engineers and technicians to:

•	design and test new products, components and systems for use in drilling and pumping applications;

•	enhance the capabilities of existing products; and

•	assist our sales organization and customers with special projects.

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

Employees

As of December 31, 2004, we had a total of 7,550 employees, 4,630 of whom were salaried and 2,920 of whom were paid on an hourly basis. Of this workforce, 1,575 employees are employed in Canada, 790 in Norway, 450 in the United Kingdom and 800 in other locations outside the United States. In addition, we also had approximately 1,215 employees in our joint venture operation in Lanzhou, China.

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

Risks Related to the Merger and the Related Transactions

On August 11, 2004, we agreed to combine our businesses with Varco International, Inc. by merging Varco with and into National Oilwell, with National Oilwell continuing as the surviving corporation. Consummation of the merger requires approval by the stockholders of both companies and also approval from various regulatory agencies. We anticipate completion of the merger during March 2005.

We may not be able to successfully integrate our operations with Varco and realize the anticipated benefits of the merger.

Achieving the benefits we expect from the merger will depend in large part on integrating our technology, operations and personnel in a timely and efficient manner to minimize the impact on customers, employees and management. Integration of the two previously independent companies will be a complex, time consuming and costly process. Failure to timely and successfully integrate these companies may have a material adverse effect on the combined company’s business, financial condition and results of operations. The difficulties of combining the companies will present challenges to the combined company’s management, including:

•	operating a significantly larger combined company with operations in more geographic areas and with more business lines;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	retaining key employees, customers or suppliers;

•	preserving the research and development, collaboration, distribution, marketing, promotion and other important relationships of National Oilwell and Varco;

•	establishing the internal controls and procedures that the combined company will be required to maintain under the Sarbanes-Oxley Act of 2002; and

•	consolidating other corporate and administrative functions.

The combined company will also be exposed to other risks that are commonly associated with transactions similar to the merger, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. As a result, we cannot assure you that we will realize any of the anticipated benefits of the merger, including anticipated cost savings, and failure to do so could adversely affect the business of the combined company after the merger.

The costs of the merger could adversely affect combined financial results.

We expect the total merger-related costs, exclusive of employee benefit costs, to be approximately $30.0 million, consisting primarily of financial advisory, legal and accounting fees, financial printing costs and other related charges. The amount of these expenses is a preliminary estimate and is subject to change. In addition, the combined company will incur certain integration costs, including, but not limited to, costs associated with consolidating administrative and operational functions and the closure of certain facilities. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to the stockholders of both companies resulting from the issuance of shares in connection with the merger, the combined company’s financial results, including earnings per share, could be adversely affected.

The exchange ratio for National Oilwell common stock to be received in the merger is fixed and will not be adjusted in the event of any change in stock price.

Upon completion of the merger, each share of Varco common stock will be exchanged for 0.8363 of a share of National Oilwell common stock. This conversion number is fixed and will not be adjusted as a result of any change in the price of National Oilwell common stock or Varco common stock. In addition, neither National Oilwell nor Varco may terminate the merger agreement solely because of changes in the market price of either company’s common stock.

National Oilwell stockholders will be diluted by the merger.

The merger will dilute the ownership position of the present stockholders of National Oilwell. Based on the number of shares of Varco common stock outstanding as of January 27, 2005, National Oilwell will issue to Varco stockholders approximately 82,099,809 shares of National Oilwell common stock in the merger. As a result, Varco stockholders and National Oilwell stockholders will hold approximately 49% and 51%, respectively, of the combined company’s common stock outstanding after the completion of the merger, based on the common stock of National Oilwell and Varco outstanding as of January 27, 2005.

Failure to complete the merger or delays in completing the merger could negatively impact National Oilwell’s stock price and future business and operations.

If the merger is not completed for any reason, National Oilwell and Varco may be subject to a number of material risks, including the following:

•	We would not realize the benefits expected from becoming part of a combined company, including potentially enhanced financial and competitive position;

•	National Oilwell may be required to pay Varco a termination fee of $75 million or reimburse Varco for up to $5 million in merger related expenses;

•	the price of National Oilwell common stock may decline to the extent that the current market price of the common stock reflects a market assumption that the merger will be completed; and

•	some costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

In addition, in response to the announcement of the merger, customers may delay or defer purchasing decisions. Any delay or deferral of purchasing decisions by customers could negatively affect the business and results of operations of National Oilwell, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of National Oilwell may experience uncertainty about their future roles with the companies until after the merger is completed or if the merger is not completed. This may adversely affect the ability of National Oilwell to attract and retain key management, marketing and technical personnel.

Furthermore, while the merger agreement is in effect, subject to certain limited exceptions, National Oilwell is prohibited from soliciting, initiating or encouraging or entering into any extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to exceptions set forth in the merger agreement. As a result of these limitations, National Oilwell may lose opportunities to enter into a more favorable transaction. Finally, if the merger is terminated and the National Oilwell board of directors determines to seek another merger or business combination, we cannot assure you that it will be able to find a transaction providing as much stockholder value as this merger.

National Oilwell and Varco could be required to divest, hold separate or license assets to complete the merger.

We cannot complete the merger until the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or any other applicable waiting period has expired or is otherwise terminated. On September 10, 2004, National Oilwell and Varco made the required filings relating to the merger with the FTC and the DOJ. On October 12, 2004, National Oilwell and Varco received a request for additional information and documentary material from the DOJ, which they furnished. National Oilwell and Varco have also made required filings relating to the merger with various government authorities in a number of foreign jurisdictions in which one or both companies have sufficient market presence to require filings. We continue to work with these various governmental agencies to obtain regulatory clearance to complete the merger. As a prerequisite to obtaining the expiration or termination of this waiting period, or to avoid an injunction by the Department of Justice or another governmental entity, whether foreign or domestic, National Oilwell, Varco or both companies may be required to divest, hold separate or license certain assets. Although each of National Oilwell and Varco have agreed to use their reasonable best efforts to obtain the expiration or termination of this waiting period and to obtain any other governmental clearance or approvals under federal, state or foreign antitrust laws, neither National Oilwell nor Varco is required to divest, hold separate or license any of their respective businesses, product lines or assets, take or agree to take any other action or agree to any limitation, that would reasonably be expected to have a material adverse effect on the financial condition, results of operations or prospects of National Oilwell or Varco.

Divestitures or licensing of assets can be time consuming and may delay or prevent completion of the proposed merger. Because there may be a limited number of potential buyers or licensees for the assets subject to divestiture or license and because potential buyers will likely be aware of the circumstances of the sale or license, these assets could be sold or licensed at prices or rates lower than their fair market values or the prices National Oilwell or Varco paid for these assets. Asset divestitures or licenses of National Oilwell’s or Varco’s assets could also significantly reduce the value of the combined company, eliminate potential cost savings opportunities or lessen the anticipated benefits of the merger.

Some of the directors and executive officers of National Oilwell have interests that differ in several respects from their respective stockholders.

In considering the recommendation of the board of directors of National Oilwell to adopt the merger agreement, the stockholders of National Oilwell should consider that some of their respective directors and executive officers have interests that differ from, or are in addition to, their interests as stockholders of National Oilwell generally. These interests include the expectation of being elected a director or appointed an officer of the combined company, the benefits that directors and officers may receive in connection with any acceleration of the vesting of their outstanding equity awards as a result of the merger or their terminations of service, and the potential payments that certain officers of National Oilwell may receive as a result of the merger. As a result, these officers and directors may be more likely to vote to adopt the merger agreement than if they did not hold these interests. You should consider whether these interests may have influenced these officers and directors to support or recommend the merger.

If National Oilwell or Varco fails to obtain all required consents and waivers, third parties may terminate or alter existing contracts.

Certain agreements with suppliers, customers, licensors or other business partners may require National Oilwell or Varco to obtain the approval or waiver of these other parties in connection with the merger. National Oilwell and Varco have agreed to use reasonable efforts to secure the necessary approvals and waivers. However, we cannot assure you that National Oilwell and/or Varco will be able to obtain all of the necessary approvals and waivers, and failure to do so could have a material adverse effect on the business of the combined company after the merger.

Risks Related to National Oilwell

National Oilwell is dependent upon the oil and gas industry, which may be volatile.

The oil and gas industry historically has experienced significant volatility. Demand for our services and products depends primarily upon the number of oil rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions, capital expenditures of other oilfield service companies and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada. The willingness of oil and gas operators to make capital expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital equipment will continue to be influenced by numerous factors over which we have no control, including:

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain price stability through voluntary production limits, the level of production by non-OPEC countries and worldwide demand for oil and gas;

•	level of production from known reserves;

•	cost of exploring for and producing oil and gas;

•	level of drilling activity;

•	worldwide economic activity;

•	national government political requirements;

•	development of alternate energy sources; and

•	environmental regulations.

If there is a significant reduction in demand for drilling services, in cash flows of drilling contractors or production companies or in drilling or well servicing rig utilization rates, then demand for the products and services of the combined company after the merger will decline.

Volatile oil and gas prices affect demand for our products.

Oil and gas prices have been volatile since 1990. In general, oil prices approximated $18-22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-50 per barrel since 2000. Spot gas prices generally ranged between $1.80-2.60 per mmbtu of gas from 1991 through 1999, then experienced severe spikes into the $10 range in 2001 and 2003. Absent occasional spikes and dips due to imbalances in supply and demand, prices have generally ranged between $4.00-6.00 per mmbtu during the last two years.

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

The oilfield products and services industry is highly competitive. National Oilwell competes with national, regional and foreign competitors in each of their current major product lines. These competitors may have greater financial, technical, manufacturing and marketing resources than National Oilwell, and may be in a better competitive position. The following competitive actions can each affect our revenues and earnings:

•	price changes;

•	new product and technology introductions; and

•	improvements in availability and delivery.

In addition, certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which we operate have adopted policies or regulations which may give local nationals in these countries competitive advantages. Competition in our industry could lead to lower revenues and earnings.

National Oilwell has aggressively expanded its businesses, and intends to maintain an aggressive growth strategy.

National Oilwell has aggressively expanded and grown its businesses during the past several years, primarily through acquisitions. We anticipate that we will continue to pursue an aggressive growth strategy but we cannot assure you that attractive acquisitions will be available to us at reasonable prices or at all. In addition, we cannot assure you that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to manage effectively the increased size of the combined company or operate any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure you that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the combined company, any of which could cause our business to suffer.

Our operating results have fluctuated during recent years and these fluctuations may continue.

We have experienced fluctuations in quarterly operating results in the past. We cannot assure you that we will realize expected earnings growth or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors’ expectations. The following factors, in addition to others not listed, may affect our quarterly operating results in the future:

•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to effectively and efficiently integrate the operations and businesses of National Oilwell and Varco;

•	the ability to service the debt obligations of the combined company;

•	the ability to identify strategic acquisitions at reasonable prices;

•	the ability to manage and control operating costs of the combined company;

•	fluctuations in political and economic conditions in the United States and abroad; and

•	the ability to protect our intellectual property rights.

There are risks associated with our presence in international markets, including political or economic instability and currency restrictions.

Approximately 44% of National Oilwell’s revenues in 2004 were derived from operations outside the United States. National Oilwell’s foreign operations include significant operations in Europe, the Middle East, Africa, Southeast Asia, South America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between National Oilwell and government-owned petroleum companies.

An impairment of goodwill could reduce the combined company’s earnings.

National Oilwell has recorded approximately $639 million of goodwill on its consolidated balance sheet as of December 31, 2004.We currently expect to record approximately $1,579 million of goodwill upon completion of the merger with Varco, but that estimate is subject to change based upon the final number of shares of National Oilwell common stock issued at the time of closing and the final valuation of Varco’s identified assets and liabilities. Consequently, following the merger, we expect that approximately $2,218 million, representing approximately 38% of the combined company’s consolidated assets on a pro forma as adjusted basis, may be recorded as goodwill. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity and increase in balance sheet leverage as measured by debt to total capitalization.

We could be adversely affected if we fail to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our businesses.

Our businesses are subject to numerous federal, state and local laws, regulations and policies governing environmental protection, zoning and other matters. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. If existing regulatory requirements change, we may be required to make significant unanticipated capital and operating expenditures. We cannot assure you that our operations will continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action which could adversely impact our operations and financial condition.

Our businesses expose us to potential environmental liability.

Our businesses expose us to the risk that harmful substances may escape into the environment, which could result in:

•	personal injury or loss of life;

•	severe damage to or destruction of property; or

•	environmental damage and suspension of operations.

Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in our facing substantial environmental, regulatory and other liabilities. These could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities could also be imposed on the basis of one or more of the following theories:

•	negligence;

•	strict liability;

•	breach of contract with customers; or

•	as a result of our contractual agreement to indemnify our customers in the normal course of business, which is normally the case.

We may not have adequate insurance for potential environmental liabilities.

While we maintain liability insurance, this insurance is subject to coverage limits. In addition, certain policies do not provide coverage for damages resulting from environmental contamination. We face the following risks with respect to our insurance coverage:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may be faced with types of liabilities that will not be covered by our insurance;

•	our insurance carriers may not be able to meet their obligations under the policies; or

•	the dollar amount of any liabilities may exceed our policy limits.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our consolidated financial statements.

Item 2. Properties

National Oilwell owned or leased approximately 268 facilities worldwide as of December 31, 2004, including the following principal manufacturing and administrative facilities:

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

We own or lease 79 repair and manufacturing facilities that refurbish and manufacture new equipment and parts and approximately 147 distribution service centers worldwide. We believe the capacity of our facilities is adequate to meet demand currently anticipated for 2005.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

National Oilwell common stock is listed on the New York Stock Exchange (ticker symbol: NOI). The following table sets forth the stock price range during the past three years:

	2004		2003		2002
Quarter	High	Low	High	Low	High	Low
First	$31.08	$21.66	$23.44	$19.36	$26.25	$16.43
Second	31.74	25.42	24.78	20.54	28.81	20.91
Third	33.55	31.24	21.80	17.86	21.29	15.19
Fourth	37.38	31.54	22.99	18.01	23.31	17.69

As of March 1, 2005, there were 478 holders of record of National Oilwell common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record so the actual number is unknown but significantly higher. National Oilwell has never paid cash dividends, and none are anticipated during 2005.

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in millions of U.S. dollars, except per share amounts)
Operating Data:
Revenues	$2,318.1	$2,004.9	$1,521.9	$1,747.5	$1,149.9
Operating income (1) (3)	168.6	159.0	134.3	189.3	48.5
Income before taxes (3)	131.5	116.7	113.3	168.0	27.0
Net income (2)	110.2	76.8	73.1	104.1	13.1
Net income per share
Basic (2)	1.28	0.91	0.90	1.29	0.17
Diluted (2)	1.27	0.90	0.89	1.27	0.16
Other Data:
Depreciation and amortization	44.0	39.2	25.0	38.9	35.0
Capital expenditures	39.0	32.4	24.8	27.4	24.6
Balance Sheet Data:
Working capital	737.2	794.2	768.9	631.3	480.3
Total assets	2,598.7	2,242.7	1,977.2	1,471.7	1,278.9
Long-term debt, less current maturities	350.0	594.0	594.6	300.0	222.5
Stockholders’ equity	1,296.4	1,090.4	933.4	867.5	767.2

(1)	2003 includes a $6.3 million pre-tax charge ($4.4 million after tax) related to a clearing account problem within the Distribution Group’s purchasing system that had accumulated over a three-year period. We have not restated prior periods, as the impact is not considered material.

(2)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income of $115.0 million and $23.1 million for the years ended December 31, 2001 and 2000, respectively; basic earnings per common share of $1.42 and $0.29 for the years ending December 31, 2001 and 2000, respectively; and diluted earnings per common share of $1.41 and $0.29 for the years ending December 31, 2001 and 2000, respectively.

(3)	In connection with the IRI International Corporation merger in 2000, we recorded charges of $14.1 million related to direct merger costs, personnel reductions, and facility closures and inventory write-offs of $15.7 million due to product line rationalization.

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

Results of Operations

Operating results by segment are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Revenues:
Revenues from backlog	$695.1	$623.1	$390.4
Noncapital equipment	841.9	691.5	526.8

Products and Technology	1,537.0	1,314.6	917.2
Distribution Services	905.1	792.0	686.2
Eliminations	(124.0)	(101.7)	(81.5)

Total	$2,318.1	$2,004.9	$1,521.9

Operating Income:
Products and Technology	$157.4	$165.1	$127.0
Distribution Services	29.6	6.5	18.1
Corporate	(18.4)	(12.6)	(10.8)

Total	$168.6	$159.0	$134.3

Capital equipment backlog:
Beginning of year	$338.9	$363.6	$384.9
Add: Orders, net	961.3	598.4	199.1
Less: Revenues	695.1	623.1	390.4

End of year	$605.1	$338.9	$363.6	(1)

(1) Includes $170 million Hydralift backlog @ 12/31/02

Products and Technology

      Year 2004 versus 2003

Products and Technology revenues in 2004 were $222.4 million (17%) higher than the previous year. Yearly average oil and gas prices in 2004 were $41.37 and $5.95, an increase of 34% and 8% over 2003. These higher oil and gas prices have encouraged many of our customers to order new capital equipment, or refurbish their existing equipment, generating additional capital equipment revenues in 2004 of $72 million. The number of worldwide rigs actively searching for oil and gas increased approximately 10% in 2004 to a yearly average of 2,395 rigs. This metric is a key driver of our noncapital equipment revenues which were $150 million higher in 2004. Drilling spare parts, expendable pumps and related parts, downhole motors and fishing tools, and service work all showed significant increases during 2004. Despite the higher revenues, operating income declined approximately $8 million (5%). Gross margins were negatively impacted by the increase of lower margin capital equipment revenues, higher steel prices during the first half of the year and higher agent commissions. Operating expenses increased primarily due to higher employee benefit costs.

One of our primary metrics is the capital equipment backlog. New orders are added to backlog only when we receive a firm customer purchase order for major drilling rig components or a signed contract related to a construction project. New orders received in 2004 for capital equipment totaled $961 million, far exceeding the previous year’s record of $598 million. The capital equipment backlog was $605 million at December 31,

2004, $339 million at December 31, 2003 and $364 million at December 31, 2002. All of the current backlog will be delivered by the end of 2006.

      Year 2003 versus 2002

Revenues in the Products and Technology segment in 2003 increased $397.4 million over the prior year, with virtually all of the increase attributable to our acquisitions of Hydralift and Monoflo. Major international construction projects are generally long-term contracts, thus less susceptible to changes in oil and gas prices or rig count movements. Our revenues from backlog increased $233 million, primarily resulting from the addition of the Hydralift operations. Sales and rentals of downhole motors and fishing tools increased approximately $32 million, primarily due to the resurging North American drilling rig count. Spare part and service revenues accounted for the remaining incremental revenues. Operating income in 2003 increased $38.1 million over 2002 and generated a flow-through percentage of 9.6%. Flow-through, defined as incremental operating profit divided by incremental revenues, is a key financial metric for our company. While we target a flow-through rate of 25% for this group, this was not expected in 2003 as the increased revenues came from acquisitions which in turn included large amounts of overhead and administrative costs. Product mix unfavorably impacted gross margin as the lower margins on the major projects reduced gross margin % by almost 4%. Operating expenses incurred to generate the margins resulting from the incremental sales volume were approximately $81 million higher than the prior year, due primarily to the addition of Hydralift and Monoflo.

The Products and Technology capital equipment backlog was $339 million at December 31, 2003, $364 million at December 31, 2002 and $385 million at December 31, 2001. Backlog at December 31, 2002 includes $170 million acquired in late December through the purchase of Hydralift ASA. Backlog from Hydralift is also contained in subsequent backlog totals but quantification is not possible due to the overlap with products from our other operations.

Distribution Services

      Year 2004 versus 2003

Revenues in 2004 of $905.1 million for the Distribution Services segment established a new record, increasing $113 million (14%) over 2003. The number of drilling rigs actively searching for oil and gas is a key metric for this business. According to the Baker Hughes rig count report, the average number of rigs operating in the world in 2004 continued to climb to levels not seen since 1985. The average rig count in the United States in 2004 was up 15% over the prior year to 1,190 rigs with our U.S. revenues up $49 million (11%). While the Canadian rig count was virtually flat during 2004, our Canadian revenues were up $44 million (24%) primarily due to strong tubular sales and the inclusion of a late 2003 acquisition, Corlac Equipment Ltd., in our Canadian results for the full year. In the international market, our revenue increase of 11% linked favorably with the international rig count increase in 2004 of 8%. From a product perspective, maintenance, repair and operating supplies (“MRO”) products recorded the most growth, a $78 million increase over the prior year. Sales of our manufactured products increased $20 million and tubular products recorded a $15 million increase over 2003. Operating income increased $23.1 million in 2004 to $29.6 million. Excluding the non-recurring clearing account matter recorded in 2003, operating income increased $16.8 million. Margin on the incremental revenues was partially offset by higher distribution service center costs to handle the increased market activity.

      Year 2003 versus 2002

Revenues for the Distribution Services segment increased $105.8 million (15%) over the prior year. North American revenues recorded the largest gains, reflecting the increase in the number of operating rigs. According to the Baker Hughes rig count report, the average number of rigs operating in 2003 in the United

States and Canada were 1,032, and 372 — increases of 202 and 106 over the prior year. Canadian revenues were up $37 million, or 24%, while the U.S. revenues improved $51 million, or 14%. We expanded our presence in the international market as we recorded revenue gains of $18 million (12%) over the year 2002, primarily due to an alliance in Indonesia and our new operations in Mexico. Our base margin % remained flat as our customers remained sensitive to price changes, which had no significant effect on 2003 revenues. Substantially all of the 2003 revenue growth was in the maintenance, repair and operating supplies (“MRO”) products. Despite the revenue increase, operating income in 2003 fell $11.6 million to a disappointing $6.5 million. This reduction was primarily due to recording a $6.3 million pre-tax charge related to a clearing account problem uncovered in our purchasing system that had accumulated over a three year period. This amount relates to periods prior to 2003 and we have not restated prior periods as the impact is not considered material. A key financial metric for this low-margin business is “% of operating expenses to revenue,” which remained flat at 18% for 2003. In November 2003, we acquired Corlac Equipment Ltd., a Canadian pump distributor, and their 2003 revenues and operating income were not significant.

Corporate

Corporate charges represent the unallocated portion of centralized and executive management costs. Costs for 2004 totaled $18.4 million, an increase of $5.8 million from the prior year. The majority of this increase is due to expenses incurred in conjunction with our efforts to comply with the Sarbanes Oxley Act of 2002 and consulting fees incurred with various tax initiatives.

Interest Expense

Interest expense incurred in 2004 of $34.4 million is slightly below expense level incurred in the prior year. Our average borrowing cost for the year of 5.6 % was essentially the same as 2003. The $150 million 6 7/8% unsecured Senior Notes will mature on July 1, 2005. In addition, our $175 million unsecured North American revolving credit facility expires July 31, 2005. We plan to arrange financing at reasonable terms and conditions with our existing bank syndication, plus other banks as needed, or utilize surplus cash and certain discretionary credit facilities to refinance these expiring obligations. Interest expense should decline in 2005 due to this repayment.

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

Other Income (Expense)

The U.S. dollar continued its decline in 2004 against most of the currencies in countries where we operate, especially Canada, Norway and the United Kingdom. We recorded foreign exchange losses of $9.3 million in 2004 and $7.2 million in 2003, primarily related to cash balances and intercompany accounts held in U.S. dollars at these subsidiary locations. The remeasurement of these amounts into the local currency results in an income statement gain or loss, which is offset when the amount is translated back into U.S. currency for consolidation purposes by way of an increase or decrease to Other Comprehensive Income in the equity section of the balance sheet. During 2004 we recorded a $2.7 million gain on the sale of certain non-strategic assets and a $10.7 million gain on the disposal of an equity investment.

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 15% in 2004, 29% in 2003 and 35% in 2002. The reduction in the 2004 effective tax rate is primarily due to a non-recurring tax credit of $17 million resulting from the release of a valuation allowance related to the American Jobs Creation Act of 2004. We anticipate our effective tax rate for 2005 will approximate 32%.

The reduction in the 2003 effective tax rate was primarily due to the lower tax rate on increased foreign income and the benefit associated with export sales.

Liquidity and Capital Resources

At December 31, 2004, our working capital totaled $737 million, a decrease of $57 million from December 31, 2003. However, the general increase in market activity has increased our working capital needs. An increase of $19 million in receivables and $111 million in inventories has been offset by an increase in accounts payable of $187 million. Our capital equipment contracts have generated a net asset position of $195 million, an increase of $136 million from December 2003. We have recorded $150 million of our debt obligations to a current liability as the 6 7/8 unsecured senior notes will mature on July 1, 2005. Cash has increased $69 million during the year and our principal source of cash is from operations. Our ability to collect our customer receivables and obtain prepayments from our customers to help fund major projects are critical to our cash generation needs. Our primary cash uses include acquisitions, capital expenditures to enhance our existing operations, and repayment of debt obligations.

Total capital expenditures were $39 million during 2004, $32 million in 2003 and $24 million in 2002. The majority of these capital expenditures represent additions and enhancements to the downhole rental tool fleet and information management and inventory control systems. Capital expenditures are expected to approximate $43 million in 2005, slightly below our anticipated depreciation expense in that year, with continued emphasis on rental tools and information technology. We believe we have sufficient existing manufacturing capacity to meet currently anticipated demand through 2005 for our products and services.

At December 31, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $279 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is a three-year unsecured $175 million revolving credit facility with availability up to $50 million for issuance of letters of credit that expires July 31, 2005. At December 31, 2004, there were no borrowings against this facility and there were $53 million in outstanding letters of credit.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $104 million, with $41 million available for letter of credit purposes. At December 31, 2004, there were no borrowings against this facility and there were $18 million in outstanding letters of credit.

We also have additional uncommitted credit facilities totaling $147 million that are used primarily for letters of credit, bid bonds and performance bonds. At December 31, 2004, there were no borrowings against these additional credit facilities and there were $49 million in outstanding letters of credit and performance bonds.

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

The $150 million 6 7/8% unsecured senior notes will mature on July 1, 2005. In addition, our $175 million unsecured North American revolving credit facility expires July 31, 2005. We plan to arrange financing at reasonable terms and conditions with our existing bank syndication, plus other banks as needed, or utilize surplus cash and certain discretionary credit facilities to refinance these expiring obligations.

We believe cash generated from operations and amounts available under our existing credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increase in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at December 31, 2004.

We have not entered into any transactions, arrangements, or relationships with unconsolidated entities or other persons which would materially affect liquidity, or the availability of or requirements for capital resources.

A summary of our outstanding contractual obligations and other commercial commitments at
December 31, 2004 is as follows (in millions):

		Payments Due by Period
		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years	After 5 years

Long Term Debt	$500.0	$150.0	$—	$—	$350.0
Operating Leases	76.4	21.3	40.9	6.5	7.7

Total contractual obligations	$576.4	$171.3	$40.9	$6.5	$357.7

		Amount of Commitment Expiration per Period
		Less than 1
Commercial Commitments	Total	year	1-3 years	4-5 years	After 5 years

Line of Credit	$279.1	$—	$279.1	$—	$—
Standby Letters of Credit	120.5	97.5	19.2	3.8	—

Total commercial commitments	$399.6	$97.5	$298.3	$3.8	$—

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

Market Risk Disclosure

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange losses in our income statement of approximately $9.3 million in 2003 and $7.2 million in the prior year, primarily related to cash balances and intercompany accounts held in U.S. dollars at these subsidiary locations. The remeasurement of these amounts into the local currency results in an income statement gain or loss, which is offset when the amount is translated back into U.S. currency for consolidation purposes by way of an increase or decrease to Other Comprehensive Income in the equity section of the balance sheet.. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

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

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $150 million in 6.5% senior notes and $200 million in 5.65% senior notes. We had no borrowings under our other facilities at December 31, 2004. Our revolving credit facilities may have borrowings during the year denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, NIBOR or EURIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

We recognize revenue on long-term construction contracts using the percentage of completion method and is an output based measure focused on engineering estimates and manufacturing progress. This method is used because we believe this is the most meaningful measurement of the extent of progress toward completion. This methodology requires us to make estimates regarding the total costs of the project, our progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Provisions for anticipated losses on uncompleted contracts are recorded in full when such losses become evident.

We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. Significant elements in determining our pension income or expense in accordance with FAS 87 are the discount rate assumption and the expected return on plan assets. The discount rate used approximates the weighted average rate of return on high-quality fixed income investments whose maturities match the expected payouts. The expected return on plan assets is based upon the geometric mean of historical returns of a number of different equities, including stocks, bonds and U.S. treasury bills. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. A substantial portion of our pension amounts relate to our defined benefit plans in the United States, Norway and the United Kingdom. Between the years 2000-2003, we assumed that the expected long-term rate of return on plan assets for these plans would be between 6.3% and 8.5%. Prior to 2001, our actual cumulative long-term rate of return on the pension assets of these plans was in excess of these amounts; however, these plans’ assets have recently earned substantially less than the assumed rates of return. The impact of our pension plans on our 2004 results of operations, cash flow and liquidity has been immaterial but recent actual returns of the plan assets may effect future contributions to the plans and our earnings. The amount of unrecognized losses on pension assets is $21.0 million.

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

In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, we account for income taxes using the asset and liability method. In determining income (loss) for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets are also reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future state, federal and international pretax operating income, reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Other than valuation allowances associated with tax attributes acquired through acquisitions, our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, such adjustment may impact goodwill rather than the income tax provision. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax reserves for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the reserves are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“Revised SFAS 123”), “Share-Based Payment.” This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” Currently, we do not record compensation expense for stock-based compensation. Under Revised SFAS 123, we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in Revised SFAS 123, will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Revised SFAS 123 permits public companies to adopt its requirements using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Revised SFAS 123 for all share-based payments granted after the effective date and (b) based on the requirements of Revised SFAS 123 for all awards granted to employees prior to the effective date of Revised SFAS 123 that remain unvested on the effective date, or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the impact of Revised SFAS 123 on our financial statements, including different option-pricing models. The pro forma table in Note 1 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We have implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004 and have included the required disclosures in Note 10 of the Notes to Consolidated Financial Statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      Incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

      Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of our fiscal year ended December 31, 2004, with respect to compensation plans under which our common stock may be issued:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c) (1)
Equity compensation plans approved by security holders	3,732,316	$26.69	2,441,871
Equity compensation plans not approved by security holders	0	0	0

Total	3,732,316	$26.69	2,441,871

(1)	Shares could be issued other than upon the exercise of stock options, warrants or rights; however, none are anticipated during 2005. On February 7, 2005, we issued 1,145,000 stock options at an exercise price of $37.60.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

      Incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) Financial Statements and Exhibits

1.	Financial Statements
The following financial statements are presented in response to Part II, Item 8:
Page(s) in
This Report

	Consolidated Balance Sheets	A-34

	Consolidated Statements of Operations	A-35

	Consolidated Statements of Cash Flows	A-36

	Consolidated Statements of Stockholders’ Equity	A-37

	Notes to Consolidated Financial Statements	A-38

2.	Financial Statement Schedule

	Schedule II — Valuation and Qualifying Accounts	A-61

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3.	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Howard E. Davis, Kevin A. Neveu, Mark A. Reese, Jeremy D. Thigpen and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.4.1	Form of Stock Option Agreement (Exhibit 10.1) (6)

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

A report on Form 8-K was filed on October 13, 2004 regarding a press release announcing that, in conjunction with the proposed merger with Varco International, Inc., we had received a request for additional information from the U.S. Department of Justice.

A report on Form 8-K was filed on October 29, 2004 regarding a press release announcing our financial results for the third quarter ended September 30, 2004.

A report on Form 8-K was filed on February 10, 2005 regarding the grant of stock options to certain executive officers.

A report on Form 8-K was filed on February 25, 2005 regarding a press release announcing our financial results for the fourth quarter and year ended December 31, 2004.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

National-Oilwell, Inc.
Date: March 7,2005	By:	/s/ Steven W. Krablin
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

Signature	Title	Date

/s/ Merrill A. Miller, Jr. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2005

/s/ Steven W. Krablin Steven W. Krablin	Sr. Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2005

/s/ Hushang Ansary Hushang Ansary	Director	March 7, 2005

/s/ Robert E. Beauchamp Robert E. Beauchamp	Director	March 7, 2005

/s/ Ben A. Guill Ben A. Guill	Director	March 7, 2005

/s/ David D. Harrison David D. Harrison	Director	March 7, 2005

/s/ Roger L. Jarvis Roger L. Jarvis	Director	March 7, 2005

/s/ William E. Macaulay William E. Macaulay	Director	March 7, 2005

/s/ Frederick W. Pheasey Frederick W. Pheasey	Director	March 7, 2005

/s/ Joel V. Staff Joel V. Staff	Director	March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
National-Oilwell, Inc.

We have audited the accompanying consolidated balance sheets of National-Oilwell, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National-Oilwell, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National-Oilwell, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 7, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

National-Oilwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting. National-Oilwell’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Merrill A. Miller, Jr
Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer

/s/ Steven W. Krablin
Steven W. Krablin
Sr. Vice President and
Chief Financial Officer

Houston, Texas
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

National-Oilwell, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that National-Oilwell, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National-Oilwell, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that National-Oilwell, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National-Oilwell, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National-Oilwell, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of National-Oilwell, Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 7, 2005

NATIONAL-OILWELL, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$142.7	$74.2
Receivables, net	480.1	460.9
Inventories	657.5	546.7
Costs in excess of billings	226.5	107.6
Deferred income taxes	15.6	15.4
Prepaid and other current assets	15.0	41.6

Total current assets	1,537.4	1,246.4
Property, plant and equipment, net	255.1	252.4
Deferred income taxes	55.1	52.4
Goodwill	639.0	587.3
Intangibles, net	91.0	79.3
Property held for sale	1.1	8.7
Other assets	20.0	16.2

	$2,598.7	$2,242.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	150.0	14.9
Accounts payable	407.7	220.5
Customer prepayments	27.9	26.4
Accrued compensation	37.0	25.4
Billings in excess of costs	32.0	49.3
Accrued income taxes	33.0	24.7
Other accrued liabilities	112.6	91.0

Total current liabilities	800.2	452.2
Long-term debt	350.0	594.0
Deferred income taxes	102.8	52.4
Other liabilities	31.5	38.0

Total liabilities	1,284.5	1,136.6

Commitments and contingencies

Minority interest	17.8	15.7

Stockholders’ equity:

Common stock — par value $.01; 85,995,266 and 85,124,979 shares issued and outstanding at December 31, 2004 and December 31, 2003	0.9	0.9
Additional paid-in capital	692.9	674.9
Accumulated other comprehensive gain (loss)	33.4	(44.4)
Retained earnings	569.2	459.0

	1,296.4	1,090.4

	$2,598.7	$2,242.7

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$2,318.1	$2,004.9	$1,521.9

Cost of products sold	1,821.7	1,540.7	1,160.1

Gross profit	496.4	464.2	361.8

Selling, general, and administrative	327.8	305.2	227.5

Operating income	168.6	159.0	134.3

Interest and financial costs	(38.4)	(38.9)	(27.3)
Interest income	3.5	2.3	2.6
Other income (expense), net	(2.2)	(5.7)	3.7

Income before income taxes and minority interest	131.5	116.7	113.3

Provision for income taxes	19.2	33.7	39.4

Income before minority interest	112.3	83.0	73.9

Minority interest in income of consolidated subsidiaries	(2.1)	(6.2)	(0.8)

Net income	$110.2	$76.8	$73.1

Net income per share:

Basic	$1.28	$0.91	$0.90

Diluted	$1.27	$0.90	$0.89

Weighted average shares outstanding:
Basic	85.8	84.5	81.0

Diluted	86.5	85.0	81.7

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2004	2003	2002
Cash flow from operating activities:
Net income	$110.2	$76.8	$73.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	44.0	39.2	25.0
Provision for losses on receivables	4.0	5.7	3.6
Provision (benefit) for deferred income taxes	(6.7)	6.9	11.5
Gain on sale of assets	(18.4)	(5.8)	(4.5)
Foreign currency transaction losses, net	9.3	7.2	0.3
Tax benefit from exercise of nonqualified stock options	3.4	3.9	0.3
Changes in assets and liabilities, net of acquisitions:
Receivables	(8.6)	(6.2)	59.0
Inventories	(98.4)	(51.3)	25.2
Costs in excess of billings	(106.4)	(53.8)	—
Prepaid and other current assets	27.4	(13.9)	(3.0)
Accounts payable	174.3	53.4	(32.0)
Billings in excess of cost	(17.7)	(12.5)	—
Other assets/liabilities, net	49.8	(18.6)	(54.1)

Net cash provided by operating activities	166.2	31.0	104.4

Cash flow from investing activities:
Purchases of property, plant and equipment	(39.0)	(32.4)	(24.8)
Proceeds from sale of assets	35.8	7.9	12.5
Businesses acquired and investments in joint ventures, net of cash	(2.8)	(78.0)	(213.0)

Net cash used by investing activities	(6.0)	(102.5)	(225.3)

Cash flow from financing activities:
Borrowings against lines of credit	521.6	454.6	303.2
Payments against lines of credit	(631.5)	(439.1)	(311.0)
Net proceeds from issuance of long-term debt	—	—	199.1
Proceeds from stock options exercised	14.6	9.7	2.0
Other	—	—	1.3

Net cash provided by financing activities	(95.3)	25.2	194.6

Effect of exchange rates on cash	3.6	2.2	1.4

Increase (decrease) in cash and equivalents	68.5	(44.1)	75.1
Cash and cash equivalents, beginning of year	74.2	118.3	43.2

Cash and cash equivalents, end of year	$142.7	$74.2	$118.3

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$34.0	$35.1	$21.6
Income taxes	$21.4	$30.7	$45.6

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2001	$0.8	$592.5	$(34.9)	$309.1	$867.5

Net income				73.1	73.1
Other comprehensive income
Currency translation adjustments			2.5		2.5
Interest rate contract			0.9		0.9
Minimum liability of defined benefit plans			(12.9)		(12.9)

Comprehensive income					63.6
Stock options exercised	0.0	2.0			2.0
Tax benefit of options exercised		0.3			0.3

Balance at December 31, 2002	$0.8	$594.8	$(44.4)	$382.2	$933.4

Net income				76.8	76.8
Other comprehensive income
Currency translation adjustments			4.6		4.6
Interest rate contract			(0.1)		(0.1)
Minimum liability of defined benefit plans			(4.5)		(4.5)

Comprehensive income					76.8
Stock issued for acquisition	0.1	66.5			66.6
Stock options exercised	0.0	9.7			9.7
Tax benefit of options exercised		3.9			3.9

Balance at December 31, 2003	$0.9	$674.9	$(44.4)	$459.0	$1,090.4

Net income				110.2	110.2
Other comprehensive income
Currency translation adjustments			72.5		72.5
Interest rate contract			(0.1)		(0.1)
Minimum liability of defined benefit plans			5.4		5.4

Comprehensive income					188.0
Stock options exercised	—	14.6			14.6
Tax benefit of options exercised		3.4			3.4

Balance at December 31, 2004	$0.9	$692.9	$33.4	$569.2	$1,296.4

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Nature of Business

We design, construct, manufacture and sell comprehensive systems, components, and products used in oil and gas drilling and production, as well as distribute products and provide supply chain integration services to the upstream oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile.

Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of National-Oilwell, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as minority interest in the accompanying financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Investments in which we exercise no control or significant influence would be accounted for under the cost method. Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order for them to conform with the 2004 presentation.

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

Inventories

Inventories consist of oilfield products, manufactured equipment, specialized drilling products and downhole motors and spare parts for manufactured equipment and drilling products. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. The allowance, which totaled $41.2 million and $45.3 million at December 31, 2004 and 2003, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method or declining balance method over the estimated useful lives of individual items. Depreciation expense was $41.6 million, $37.4 million and $25.0 million for the years ending December 31, 2004, 2003 and 2002.

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

Goodwill is identified by segment as follows (in millions):

	Products and	Distribution	Corporate/
	Technology	Service	Elimination	Total
Balance December 31, 2002	$490.9	$16.4	$4.9	$512.2

Additions to Goodwill	39.8	17.1	(0.3)	56.6
Translation Adjustments	15.9	2.3	0.3	18.5

Balance December 31, 2003	546.6	35.8	4.9	587.3
Additions to Goodwill	31.1	(2.2)	1.2	30.1
Translation Adjustments	20.0	1.5	0.1	21.6

Balance December 31, 2004	$597.7	$35.1	$6.2	$639.0

Identified intangible assets with determinable lives consist primarily of technical drawings acquired in the acquisitions of Hydralift, Mono and Corlac and are being amortized on a straight-line basis over the estimated useful lives of 15-20 years. The balance at December 31, 2004 and 2003 was $36 million and $28 million (net of accumulated amortization of $4 million and $2 million, respectively). Amortization expense of identified intangibles is expected to be approximately $2 million in each of the next five years.

Identified intangible assets with indefinite lives consist primarily of tradenames acquired in the acquisitions of Hydralift, Mono and Corlac. The balance at December 31, 2004 and 2003 was $55 million and $50 million. Indefinite lived intangible assets are not amortized, but are subject to an impairment test on at least an annual basis. An impairment charge would be recognized if the fair value were determined to be less than the carrying amount. Our annual impairment tests have indicated no impairment.

Deferred financing costs are amortized on a straight-line basis over the life of the related debt securities.

Foreign Currency

The functional currency for certain of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $9.3 million, $7.2 million and $0.3 million for the years ending December 31, 2004, December 31, 2003 and December 31, 2002, and are included in other income(expense) in the accompanying statement of operations. These losses are primarily related to cash balances and intercompany accounts held in U.S. dollars at these subsidiary locations. The remeasurement of these amounts into the local currency results in an income statement gain or loss, which is offset when the amount is translated back into U.S. currency for consolidation purposes by way of an increase or decrease to Other Comprehensive Income in the equity section of the balance sheet.

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

Contracts to design and construct complex rig packages to a customers’ specifications are recorded on the percentage-of-completion method using an output based measure focused on engineering estimates and manufacturing progress. This method is used because we believe this is the most meaningful measurement of the extent of progress toward completion. This methodology requires us to make estimates regarding the total costs of the project, our progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Contract costs include all direct material, labor and subcontract costs. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Provisions for anticipated losses on uncompleted contracts are recorded in full when such losses become evident.

The asset, “Costs in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs,” represents billings in excess of revenues recognized.

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk thorough credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. We maintain an allowance for doubtful accounts for accounts receivables by providing for specifically identified accounts where collectibility is doubtful and an additional allowance based on the aging of the receivables compared to past experience and current trends. Accounts receivable are net of allowances for doubtful accounts of approximately $12.8 million and $18.3 million at December 31, 2004 and December 31, 2003, respectively.

Stock-Based Compensation

We use the intrinsic value method in accounting for our stock-based employee compensation plans.

Assuming that we had accounted for our stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option’s vesting period, our net income and net income per share would have been (in millions, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$110.2	$76.8	$73.1
Less: compensation expense recorded	—	—	—
Plus: fair value of stock based compensation	(7.4)	(8.5)	(9.2)

Pro forma	$102.8	$68.3	$63.9

Basic net income per share:
As reported	$1.28	$0.91	$0.90
Pro forma	1.20	0.81	0.79

Diluted net income per share:
As reported	$1.27	$0.90	$0.89
Pro forma	1.19	0.80	0.78

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

Net Income Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions):

	Year Ended December 31,
	2004	2003	2002
Denominator for basic earnings per share — weighted average	85.8	84.5	81.0

Effect of dilutive securities:
Employee stock options	0.7	0.5	0.7

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	86.5	85.0	81.7

In addition, we had stock options outstanding that were anti-dilutive totaling 0.8 million at December 31, 2004, 2.3 million at December 31, 2003, and 1.6 million at December 31, 2002.

Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The adoption of FSP 106-2 did not have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004 (“Revised SFAS 123”), “Share-Based Payment.” This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” Currently, we do not record compensation expense for stock-based compensation. Under Revised SFAS 123, we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in Revised SFAS 123, will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Revised SFAS 123 permits public companies to adopt its requirements using one of two methods: 1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Revised SFAS 123 for all share-based payments granted after the effective date and (b) based on the requirements of Revised SFAS 123 for all awards granted to employees prior to the effective date of Revised SFAS 123 that remain unvested on the effective date, or 2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently in the process of evaluating the impact of Revised SFAS 123 on our financial statements, including different option-pricing models. The pro forma table in Note 1 of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We have implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004 and have included the required disclosures in Note 10 of the Notes to Consolidated Financial Statements.

2. Acquisitions

On August 11, 2004, we agreed to combine our businesses with Varco International, Inc. by merging Varco with and into National Oilwell, with National Oilwell continuing as the surviving corporation. Consummation of the merger requires approval by the stockholders of both companies and also approval from various regulatory agencies. We anticipate completion of the merger during March 2005.

Year 2004

We spent $2.8 million during 2004 acquiring assets or companies, with the largest being a distribution operation in Australia.

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

During 2002 we also acquired three other businesses, primarily within our Products and Technology segment, for approximately $17 million in cash.

3. Inventories

      Inventories consist of (in millions):

	December 31,	December 31,
	2004	2003
Raw materials and supplies	$62.6	$45.4
Work in process	104.2	107.7
Finished goods and purchased products	490.7	393.6

Total	$657.5	$546.7

4. Property, Plant and Equipment

      Property, plant and equipment consists of (in millions):

	Estimated	December 31,	December 31,
	Useful Lives	2004	2003
Land and improvements	2-20 Years	$20.8	$23.7
Buildings and improvements	5-31 Years	117.8	99.9
Machinery and equipment	5-12 Years	196.9	154.7
Computer and office equipment	3-10 Years	79.1	95.6
Rental equipment	1-7 Years	91.8	75.7

		506.4	449.6
Less accumulated depreciation		(251.3)	(197.2)

		$255.1	$252.4

5. Long-Term Debt

      Long-term debt consists of (in millions):

	December 31,	December 31,
	2004	2003
Credit facilities	$—	$108.9
6.875% senior notes	150.0	150.0
6.50% senior notes	150.0	150.0
5.65% senior notes	200.0	200.0

	500.0	608.9
Less current portion	150.0	14.9

	$350.0	$594.0

At December 31, 2004, we had two committed credit facilities, a North American and a Norwegian facility, totaling $279 million. Both facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds.

Our North American facility is a three-year unsecured $175 million revolving credit facility with availability up to $50 million for issuance of letters of credit that expires July 31, 2005. At December 31, 2004, there were no borrowings against this facility and there were $53 million in outstanding letters of credit.

Our Norwegian facility, which expires in 2006, has revolving credit facilities totaling $104 million, with $41 million available for letter of credit purposes. At December 31, 2004, there were no borrowings against this facility and there were $18 million in outstanding letters of credit.

We also have additional uncommitted credit facilities totaling $147 million that are used primarily for letters of credit, bid bonds and performance bonds. At December 31, 2004, there were no borrowings against these additional credit facilities and there were $49 million in outstanding letters of credit and performance bonds.

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

The $150 million 6 7/8% unsecured senior notes will mature on July 1, 2005. In addition, our $175 million unsecured North American revolving credit facility expires July 31, 2005. We plan to arrange financing at reasonable terms and conditions with our existing bank syndication, plus other banks as needed, or utilize surplus cash and certain discretionary credit facilities to refinance these expiring obligations.

The senior notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at December 31, 2004.

6. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2004, 2003 and 2002, expenses for defined-contribution plans were $14.2 million, $13.1 million and $9.1 million, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, approximately 175 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.

Net periodic benefit cost (credit) for our defined benefit pension plans in the United States, the United Kingdom and Norway was as follows (in millions):

	Pension benefits			Postretirement benefits
For the year	2004	2003	2002	2004	2003	2002

Service cost — benefits earned during the period	$2.9	$3.0	$0.4	$0.1	$0.0	$0.0
Interest cost on projected benefit obligation	8.6	7.5	3.3	0.5	0.5	0.5
Expected return on plan assets	(8.8)	(7.5)	(3.9)	—	—	—
Net amortization and deferral	1.5	1.4	0.1	0.2	0.2	0.3

Net periodic benefit cost (credit)	$4.2	$4.4	$(0.1)	$0.8	$0.7	$0.8

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, and Norway and defined postretirement plans in the United States, using a measurement date of September 30, 2004 or 2003, follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2004	2003	2004	2003

Benefit obligation at beginning of year	$142.2	$64.7	$8.0	$8.5
Service cost	2.9	3.0	0.1	—
Interest cost	8.6	7.5	0.5	0.5
Actuarial (gain) loss	(2.0)	(9.5)	0.2	(0.5)
Benefits paid	(5.6)	(4.8)	(0.7)	(0.6)
Participant contributions	0.8	0.7	—	—
Acquisitions	—	69.4	—	—
Exchange rate gain	11.5	11.0	—	—
Curtailments	—	—	(0.9)	—
Other	—	0.2	0.1	0.1

Benefit obligation at end of year	$158.4	$142.2	$7.3	$8.0

Accumulated benefit obligation at end of year	$149.5	$133.0

Fair value of plan assets at beginning of year	$120.4	$44.7	$—	$—
Actual return	7.2	8.8	—	—
Benefits paid	(5.6)	(4.7)	(0.7)	(0.6)
Contributions	3.7	3.8	0.7	0.6
Acquisitions	—	58.7	—	—
Exchange rate gain	9.6	9.3	—	—
Other	—	(0.2)	—	—

Fair value of plan assets at end of year	$135.3	$120.4	$—	$—

Funded status	$(21.5)	$(21.4)	$(7.2)	$(7.9)
Unrecognized actuarial net loss	21.3	22.0	3.4	3.5
Prior service costs not yet recognized	0.2	0.3	0.1	0.2

Prepaid (accrued) benefit cost	$—	$0.9	$(3.7)	$(4.2)

Amounts recognized in the consolidated balance sheets consist of (in millions):

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003

Prepaid benefit cost	$(0.2)	$2.2	$—	$—
Accrued benefit cost	(31.9)	(28.1)	(3.7)	(4.2)
Intangible assets	0.2	0.3	—	—
Accumulated other comprehensive income	31.9	26.5	—	—

Net amount recognized	$—	$0.9	$(3.7)	$(4.2)

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.

The assumption rates used for benefit obligations are as follows:

	Year ending December 31,
	2004	2003
Discount rate:
United States plan	6.00%	6.25%
International plans	6.00%	6.00%
Salary increase:
United States plan	n/a	n/a
International plans	2.50-2.75%	2.50%

The assumption rates used for net periodic benefit costs are as follows:

	Year ending December 31,
	2004	2003	2002
Discount rate:
United States plan	6.25%	6.50%	6.87%
International plans	6.00%	5.75-6.00%	5.75%
Salary increase:
United States plan	n/a	n/a	n/a
International plans	2.50%	2.50-4.00%	4.00%
Expected return on assets:
United States plan	8.50%	8.50%	8.50%
International plans	6.50-7.75%	6.50-7.75%	6.25%

In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category must be reviewed individually and then weighted for significance in relation to the total portfolio.

The weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004		2003
	United States	International	United States	International
Equity securities	59.4%	56.5%	60.5%	56.9%
Fixed income	39.7%	—	38.0%	—
Debt securities	—	28.7%	—	29.7%
Real estate	—	1.8%	—	1.7%
Other	0.9%	13.0%	1.5%	11.7%

Total	100.0%	100.0%	100.0%	100.0%

In the U.S., our investment strategy includes a balanced approach with target allocation percentages of 55-65% equity investments and 35-45% fixed income investments. Our target allocation percentages in the United Kingdom plans are 80% equity securities, 15% debt securities and 5% real estate. The Norwegian target investment allocation percentage is 100% insurance contracts. Our pension investment strategy worldwide prohibits a direct investment in our own stock.

Information for Pension Plans with Projected and Accumulated Benefit Obligations in Excess of Plan Assets (in millions):

	FYE December 31, 2004		FYE December 31, 2003
	United States	International	United States	International
Projected benefit obligation	$18.6	$60.4	$17.5	$51.4
Accumulated benefit obligation	18.6	58.8	17.5	50.4
Fair value of assets	12.8	45.8	12.3	39.5

Additional Information for Defined Benefit Plans (in millions):

	FYE December 31, 2004		FYE December 31, 2003
	United States	International	United States	International
Accumulated benefit obligation	$18.6	$58.8	$17.5	$50.4
Change in minimum liability included	0.9	4.5	(0.6)	(6.2)
in other comprehensive income

In 2005, the Company expects to contribute $1.0 million in the U.S. and $4.6 million internationally to its pension plans and $0.6 million to its other postretirement benefit plans.

In addition, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	United States plan	International plans
2005	$1.4	$4.3
2006	1.4	4.6
2007	1.4	4.4
2008	1.4	4.6
2009	1.4	4.7
subsequent five years	6.7	28.4

Defined Benefit Healthcare Plans

Fiscal Period January 1 to December 31	FYE 2004	FYE 2003
Disclosure Assumptions

For determining benefit obligations at year-end:
Discount rate	6.00%	6.25%
Salary increase	5.00%	5.00%
For determining net periodic cost for year:
Discount rate	6.25%	6.50%
Salary increase	5.00%	5.00%
Expected return on assets	n/a	n/a

Measurement date	9/30/2004	9/30/2003

Effect of 1% annual increase in health care cost trend rate:

Aggregate of the Service Cost and Interest Cost — Dollar change	$0.040	$0.043
APBO — Dollar change	$0.625	$0.729

Effect of 1% annual decrease in health care cost trend rate:

Aggregate of the Service Cost and Interest Cost — Dollar change	$(0.035)	$(0.036)
APBO — Dollar change	$(0.526)	$(0.622)

Cash Flows:
Employer contribution (expected during fiscal year beginning in 2005)	$0.568

	After	Before
Estimated future benefit payments during fiscal year ending in:	Medicare subsidy	Medicare subsidy
2005	$ 0.568	$ 0.568
2006	$ 0.526	$ 0.552
2007	$ 0.501	$ 0.533
2008	$ 0.503	$ 0.541
2009	$ 0.488	$ 0.523
subsequent five years	$ 2.541	$ 2.727

The assumed weighted-average annual rate of increase in the per capita cost of covered benefits is 10.5% for 2005 and is assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

7. Accumulated Other Comprehensive Income / (Loss)

      The components of other comprehensive income (loss) are as follows (in millions):

		Cumulative
	Change in	Currency
	Minimum	Translation	Interest
	Pension Liability	Adjustment	Rate Contract	Total

Balance at December 31, 2001	$—	$(34.9)	$—	$(34.9)

Current period activity	(19.7)	2.5	1.4	(15.8)
Tax effect	6.8	—	(0.5)	6.3

Balance at December 31, 2002	(12.9)	(32.4)	0.9	(44.4)

Current period activity	(6.8)	4.6	(0.1)	(2.3)
Tax effect	2.3	—	—	2.3

Balance at December 31, 2003	(17.4)	(27.8)	0.8	(44.4)

Current period activity	8.0	72.5	(0.1)	80.4
Tax effect	(2.6)	—	—	(2.6)

Balance at December 31, 2004	$(12.0)	$44.7	$0.7	$33.4

8. Commitments and Contingencies

We lease land, buildings, storage facilities, vehicles, data processing equipment and software under operating leases expiring in various years through 2011. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $22.4 million, $24.6 million and $21.2 million. Our minimum rental commitments for operating leases at December 31, 2004 were as follows: 2005 — $21.3 million; 2006 — $16.9 million; 2007 — $13.4 million; 2008 — $10.6 million; 2009 — $6.5 million and subsequent to 2009 — $7.7 million.

We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2004 cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, liquidity or results of operations.

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

Under the terms of National Oilwell’s Stock Award and Long-Term Incentive Plan, as amended, 8.4 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire five or ten years from the date of grant. The purchase price of options granted may not be less than the market price of National Oilwell common stock on the date of grant. At December 31, 2004, approximately 2.4 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Dreco Energy Services, Ltd. in 1997 and IRI International Corporation in 2000. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Stock Award and Long-Term Incentive Plan and stock plans of acquired companies.

Options outstanding at December 31, 2004 under the stock option plans have exercise prices between $5.62 and $40.50 per share, and expire at various dates from January 19, 2005 to May 26, 2014.

The following summarizes options activity:

	Years Ended December 31,
	2004		2003		2002
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price
Shares under option at beginning of year	3,610,571	$23.83	3,790,496	$21.99	3,094,160	$22.95

Granted	1,142,500	28.22	1,035,000	20.05	977,500	18.53

Cancelled	(96,570)	27.91	(304,659)	28.01	(133,465)	28.54

Exercised	(924,185)	17.28	(910,266)	10.47	(147,699)	13.52

Shares under option at end of year	3,732,316	$26.69	3,610,571	$23.83	3,790,496	$21.99

Exercisable at end of year	1,657,162	$29.66	1,713,647	$25.47	2,119,692	$18.71

The following summarizes information about stock options outstanding as of December 31, 2004:

		Options Outstanding		Options Exercisable
	Weighted-Avg.
Range of	Remaining		Weighted-Avg.		Weighted-Avg.
Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price

$5.62 to $19.39	6.96	658,016	$17.86	332,068	$17.21
$20.14 to $28.22	8.13	2,277,098	24.57	527,892	21.84
$30.30 to $40.50	6.03	797,202	40.03	797,202	40.03

Totals	7.48	3,732,316	$26.69	1,657,162	$29.66

The weighted average fair value of options granted during 2004, 2003 and 2002 was approximately $13.19, $8.88, and $8.95 per share, as determined using the Black-Scholes option-pricing model.

The assumptions used in the Black-Scholes option-pricing model were:

Assumptions	2004	2003	2002
Risk-free interest rate	2.7%	2.6%	2.4%
Expected dividend	—	—	—
Expected option life (years)	5	5	5
Expected volatility	51%	48%	54%

On February 7, 2005, we issued 1,145,000 stock options at an exercise price of $37.60.

10. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	December 31,	December 31,	December 31,
	2004	2003	2002
Domestic	$44.1	$19.1	45.7
Foreign	87.4	97.6	67.6

	$131.5	$116.7	$113.3

      The components of the provision for income taxes consisted of (in millions):

	December 31,	December 31,	December 31,
	2004	2003	2002
Current:
Federal	$7.4	$3.3	$11.3
State	(3.3)	0.9	0.9
Foreign	21.8	22.6	15.7

	25.9	26.8	27.9

Deferred:
Federal	(12.8)	1.7	4.9
State	2.2	0.7	1.2
Foreign	3.9	4.5	5.4

	(6.7)	6.9	11.5

	$19.2	$33.7	$39.4

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	December 31,	December 31,	December 31,
	2004	2003	2002
Federal income tax at statutory rate	$46.0	$40.8	$39.7
Foreign income tax rate differential	(2.3)	(7.9)	(3.3)
State income tax, net of federal benefit	1.0	0.6	0.6
Tax benefit of foreign sales income	(3.1)	(3.0)	(1.6)
Nondeductible expenses	1.3	1.7	1.0
Tax benefit of capital loss carryovers	—	(0.8)	—
Foreign dividends net of FTCs	3.2	(2.7)	1.2
Net operating loss carryforwards	—	(0.7)	—
Change in deferred tax valuation allowance	(20.1)	6.9	0.4
Prior year taxes	(7.0)	(1.2)	1.1
Other	0.2	—	0.3

	$19.2	$33.7	$39.4

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Allowances and operating liabilities	$19.6	$30.3
Net operating loss carryforwards	18.6	29.4
Foreign tax credit carryforwards	21.1	21.9
Capital loss carryforward	3.8	4.9
Other	24.3	18.2

Total deferred tax assets	87.4	104.7
Valuation allowance for deferred tax assets	(16.8)	(36.9)

	70.6	67.8

Deferred tax liabilities:
Tax over book depreciation	29.6	30.0
Operating and other assets	58.7	10.6
Other	14.5	11.8

Total deferred tax liabilities	102.8	52.4

Net deferred tax asset (liability)	$(32.2)	$15.4

In the United States, the Company has $14.4 million of net operating loss carryforwards as of December 31, 2004, which expire at various dates through 2018. The potential benefit of $5.2 million has been recorded with no valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses.

Also in the United States, the Company has $9.8 million of capital loss carryforwards as of December 31, 2004, which expire in 2005. The related potential benefit of $3.8 million has been recorded with a full valuation allowance of $3.8 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a reduction of future tax expense. The Company has $21.1 million of excess foreign tax credits as of December 31, 2004, which expire at various dates through 2014. These credits have not been allotted a valuation allowance and would be realized as a reduction of future income tax payments.

Outside the United States, the company has $46.0 million of net operating loss carryforwards as of December 31, 2004. Of this amount, $45.2 million will expire at various dates through 2014 and $0.8 million is available indefinitely. The related potential benefit available of $13.3 million has been recorded with a valuation allowance of $12.0 million. If the Company ultimately realizes the benefit of these net operating losses, $11.0 million would reduce goodwill and other intangible assets and $1.0 million would reduce income tax expense.

Also outside the United States, the company has $0.5 million of capital loss carryforwards as of December 31, 2004, which can be carried forward indefinitely. The related potential benefit of $0.2 million has been recorded with a full valuation allowance of $0.2 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a reduction of future income tax expense.

The deferred tax valuation allowance decreased $20.1 million for the period ending December 31, 2004 and increased $6.9 million for the period ending December 31, 2003. The decrease was reflected as a reduction of tax expense in 2004 and resulted primarily from completion of certain acquisition financing transactions and the enactment of the American Jobs Creation Act of 2004, which extended the carryforward period of excess foreign tax credits in the United States. The increase in 2003 resulted primarily from the recognition of additional excess foreign tax credits and capital loss carryforwards that may not be realized in the future. National-Oilwell’s deferred tax assets are expected to be realized principally through future earnings.

Undistributed earnings of the Company’s foreign subsidiaries amounted to $299.9 million and $238.6 million at December 31, 2004 and 2003. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in either U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $30.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2004 . The Company has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004

Because of the number of tax jurisdictions in which the Company operates, its effective tax rate can fluctuate as operations and the local country tax rates fluctuate. The Company is also subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company’s future tax provision will reflect any favorable or unfavorable adjustments to its estimated tax liabilities when resolved. The Company is unable to predict the outcome of these matters, however, we believe that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law which introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either the Company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The maximum amount of the Company’s foreign earnings that qualify for temporary deduction is $286.4 million.

The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is zero to $286.4 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, in 2005.

The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, the range of income tax effects or the amount of its deferred tax liability with respect to foreign earnings.

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

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2004.

Summarized financial information is as follows (in millions):

Geographic Areas:

	United			United
	States	Canada	Norway	Kingdom	Other	Eliminations	Total
December 31,2004
Revenues from:
Unaffiliated customers	$1,303.6	$403.1	$274.1	$99.7	$237.6	$—	$2,318.1
Interarea sales	231.5	86.0	45.1	13.5	17.2	(393.3)	—

Total revenues	1,535.1	489.1	319.2	113.2	254.8	(393.3)	2,318.1
Long-lived assets	126.1	33.2	33.1	24.4	38.3	—	255.1

December 31,2003
Revenues from:
Unaffiliated customers	$1,086.7	$332.9	$260.2	$95.9	$229.2	$—	$2,004.9
Interarea sales	138.5	55.6	41.1	5.4	5.5	(246.1)	—

Total revenues	1,225.2	388.5	301.3	101.3	234.7	(246.1)	2,004.9
Long-lived assets	133.9	32.4	29.5	22.8	33.8	—	252.4

December 31,2002
Revenues from:
Unaffiliated customers	$1,055.0	$254.3	$86.2	$44.7	$81.7	$—	$1,521.9
Interarea sales	108.1	59.4	18.5	7.4	1.2	(194.6)	—

Total revenues	1,163.1	313.7	104.7	52.1	82.9	(194.6)	1,521.9
Long-lived assets	138.5	26.0	18.3	6.1	19.5	—	208.4

Business Segments

	Products and	Distribution		Corporate/
	Technology	Services		Eliminations	Total
December 31, 2004
Revenues from:
Unaffiliated customers	$1,424.5	$893.6		$—	$2,318.1
Intersegment sales	112.5	11.5		(124.0)	—

Total revenues	1,537.0	905.1		(124.0)	2,318.1
Operating income (loss)	157.4	29.6		(18.4)	168.6
Capital expenditures	34.8	2.3		1.9	39.0
Depreciation and amortization	34.7	6.8		2.5	44.0
Goodwill	597.7	35.1		6.2	639.0
Total assets	2,072.1	386.5		140.1	2,598.7

December 31, 2003
Revenues from:
Unaffiliated customers	$1,215.9	$789.0		$—	$2,004.9
Intersegment sales	98.7	3.0		(101.7)	—

Total revenues	1,314.6	792.0		(101.7)	2,004.9
Operating income (loss)	165.1	6.5	(a)	(12.6)	159.0
Capital expenditures	25.5	3.8		3.1	32.4
Depreciation and amortization	30.1	5.8		3.3	39.2
Goodwill	546.6	35.8		4.9	587.3
Total assets	1,792.7	363.7		86.3	2,242.7

December 31, 2002
Revenues from:
Unaffiliated customers	$837.7	$684.2		$—	$1,521.9
Intersegment sales	79.5	2.0		(81.5)	—

Total revenues	917.2	686.2		(81.5)	1,521.9
Operating income (loss)	127.0	18.1		(10.8)	134.3
Capital expenditures	19.8	3.6		1.4	24.8
Depreciation and amortization	19.3	4.9		0.8	25.0
Goodwill	490.9	16.4		4.9	512.2
Total assets	1,640.2	266.7		70.3	1,977.2

(a)	Includes a $6.3 million pre-tax charge related to the accumulated clearing account problem within the purchasing system.

12. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Year ended December 31, 2004
Revenues	$496.2	$533.5	$618.9	$669.5	$2,318.1

Gross Profit	103.5	117.6	132.0	143.3	496.4
Income before taxes	15.8	30.5	39.2	46.0	131.5
Minority interest	(0.2)	(0.3)	(0.7)	(0.9)	(2.1)
Net income	$11.0	$21.4	$27.8	$50.0	$110.2

Net income per basic share	0.13	0.25	0.32	0.58	1.28
Net income per diluted share	0.13	0.25	0.32	0.58	1.27

Year ended December 31, 2003
Revenues	$500.6	$475.4	$498.6	$530.3	$2,004.9
Gross Profit	118.2	106.6	118.9	120.5	464.2
Income before taxes	29.2	28.0	32.9	26.6	116.7
Minority interest	(2.0)	(1.1)	(1.0)	(2.1)	(6.2)
Net income	$17.3	$18.3	$21.7	$19.5 (a)	$76.8

Net income per basic share	0.21	0.22	0.26	0.23	0.91
Net income per diluted share	0.21	0.21	0.25	0.23	0.90

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

Schedule II

National-Oilwell, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

		Additions
		(Deductions)
	Balance	charged to	Charge	Balance
	beginning	costs and	offs and	end of
	of year	expenses	other	year
		(in millions)
Allowance for doubtful accounts:
2004	$18.3	$4.0	$(9.5)	$12.8
2003	12.6	5.7	0.0	18.3
2002	9.1	3.6	(0.1)	12.6

Valuation allowance for deferred tax assets:
2004	$36.9	$(20.3)	$0.2	$16.8
2003	29.9	7.0	—	36.9
2002	29.5	0.4	—	29.9

EXHIBIT INDEX

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Howard E. Davis, Kevin A. Neveu, Mark A. Reese, Jeremy D. Thigpen and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.4.1	Form of Stock Option Agreement (Exhibit 10.1) (6)

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.