Form 10-K/A
period 2004-12-31
NATIONAL OILWELL VARCO INC
filed 2005-04-29
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12317

NATIONAL OILWELL VARCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10000 Richmond Avenue
Houston, Texas	77042

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 713-346-7500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01	New York Stock Exchange

Title of each class	Name on each exchange on
which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act.) Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was $2,675,203,255.

As of March 31, 2005, there were 172,257,132 shares of the registrant’s common stock outstanding.

Explanatory Note

On March 11, 2005, National-Oilwell, Inc., a Delaware corporation (“National Oilwell”) held a special meeting of stockholders to approve the merger of Varco International, Inc., a Delaware corporation (“Varco”) with and into National Oilwell, with National Oilwell being the surviving corporation (the “Merger”). National Oilwell then changed its name to National Oilwell Varco, Inc. (the “Company”), pursuant to the Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 (the “Merger Agreement”).

As a result of the special meeting, the Company has postponed its 2005 Annual Meeting of Stockholders, which will likely be held in the third quarter of 2005. The Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 8, 2005 (the “Annual Report”). The Amendment is being filed solely to include information that would normally be included in the Company’s proxy statement for the 2005 Annual Stockholder Meeting. Items 10, 11, 12, 13 and 14 of Part III of the Annual Report are hereby amended and restated in their entirety as set forth below. In addition, Item 15 is being refiled to include the required certifications [and to include certain other exhibits].

This Amendment No. 1 to the Annual Report does not change or update the previously reported financial statements or other disclosures included in our Annual Report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Board of Directors

The Merger Agreement provided that as of the effective time of the Merger, the board would consist of 10 persons including John F. Lauletta, Chairman and Chief Executive Officer of Varco, Merrill A. Miller, Jr., Chairman, President and Chief Executive Officer of National Oilwell, four directors designated by National Oilwell and four directors designated by Varco.

Set forth below are the names and ages of the Directors of the Company, the year in which such Director’s term expires, and a brief account of the business experience of each Director during the past five years.

		Class		Year First
		Expiration		Became
Name	Age	Date	Biography	Director
John F. Lauletta	60	2005	Mr. Lauletta has been a Director of the Company since March 2005. Until the effective time of the Merger, Mr. Lauletta served as Varco’s Chief Executive Officer since January 1, 2003, Varco’s Chairman of the Board since May 2003 and served on Varco’s board of directors since April 1996. From April 1996 until May 2003, Mr. Lauletta served as Varco’s President. From May 2000 until January 2003, Mr. Lauletta was Varco’s Chief Operating Officer, and from April 1996 until May 2000, he was Varco’s Chief Executive Officer. All references to Varco include references to its predecessor corporation Tuboscope Inc.

2005
Merrill A. Miller, Jr.	54	2006	Mr. Miller has been a Director of the Company since May 2001. He served as Chairman of the Board from May 2002 through March 11, 2005. He served as the Company’s Chief Operating Officer from November 2000 through March 11, 2005. He has served as President since November 2000 and as Chief Executive Officer since May 2001. He has served in various senior executive positions with National Oilwell since February 1996.	2001

		Class		Year First
		Expiration		Became
Name	Age	Date	Biography	Director
Greg L. Armstrong	46	2006	Mr. Armstrong has been a Director of the Company since March 2005. Mr. Armstrong served as a Director of Varco from May 20, 2004 until March 11, 2005. Since 1998, he has been the Chairman of the Board and Chief Executive Officer of Plains All American GP LLC, the general partner and controlling entity of Plains All American Pipeline, L.P., a publicly traded master limited partnership engaged in the business of marketing, gathering, transporting, terminating and storing crude oil. Mr. Armstrong also serves as a director of the Independent Petroleum Association of America Southwest Texas Region and is a member of the National Petroleum Council.

2005
Robert E. Beauchamp	45	2005	Mr. Beauchamp has been a Director of the Company since August 2002. Since 1988, he has served in various capacities at BMC Software, Inc., a leading provider of enterprise management solutions, most recently as President and Chief Executive Officer and as a director. During his sixteen years with BMC, he also served as senior vice president of research & development, vice president of strategic marketing and corporate development, and director of strategic marketing.	2002
Ben A. Guill	54	2007	Mr. Guill has been a Director of the Company since 1999. He is President of First Reserve Corporation, a corporate manager of private investments focusing on the energy and energy-related sectors, which he joined in September 1998. Mr. Guill serves as a director of Dresser, Inc., a leader in the design, manufacture and marketing of highly engineered equipment and services for the energy industry, T-3 Energy Services, Inc., a consolidator of high-end equipment repair and specialty machining operations focused in the Gulf of Mexico, and Quanta Services, Inc., a leading provider of specialized contracting services for the electric power, telecommunications, broadband cable and gas pipeline industries.

1999
David D. Harrison	57	2006	Mr. Harrison has been a Director of the Company since August 2003. Since February 2000, he has served as Executive Vice President and Chief Financial Officer of Pentair, Inc., a diversified manufacturer in water technologies and enclosures businesses. From September 1999 through February 2000, Mr. Harrison was Executive Vice President and Chief Financial Officer of the Scotts Company, a lawn and garden products company. He was Executive Vice President and Chief Financial Officer and a Director of Coltec Industries, a company in the industrial and aerospace arena from 1996 to 1999. He also served as Executive Vice President and Chief Financial Officer of Pentair, Inc. from 1994 to 1996. From 1972 through 1994, Mr. Harrison held various international and domestic finance positions with a combination of General Electric and Borg-Warner Chemicals.

2003

		Class		Year First
		Expiration		Became
Name	Age	Date	Biography	Director
Roger L. Jarvis	51	2007	Mr. Jarvis has been a Director of the Company since February 2002. He has served as President, Chief Executive Officer and Director of Spinnaker Exploration Company, a natural gas and oil exploration and production company, since 1996 and as its Chairman of the Board since 1998. Mr. Jarvis also serves as a director of The Bill Barret Corporation, a private company engaged in the acquisition, exploitation and exploration of oil and gas properties in the Rocky Mountains.	2002
Eric L. Mattson	53	2007	Mr. Mattson has been a Director of the Company since March 2005. Mr. Mattson served as a Director of Varco (and its predecessor, Tuboscope Inc.) since January 1994. Since November 2003, Mr. Mattson has been Senior Vice President and Chief Financial Officer of VeriCenter, Inc., a private provider of managed hosting services. From November 2002 until October 2003, Mr. Mattson worked as an independent consultant. Mr. Mattson was the Chief Financial Officer of Netrail, Inc., a private Internet backbone and broadband service provider, from September 1999 until November 2002. Netrail filed for Chapter 11 Bankruptcy protection in the Northern Georgia district of the United States Bankruptcy Court in July 2001. In November 2002, the Bankruptcy Court approved Netrail’s plan of liquidation and appointed a Trustee to effect the plan. At that time, Mr. Mattson ceased to be the Chief Financial Officer of Netrail. From July 1993 until May 1999, Mr. Mattson served as Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated, a provider of products and services to the oil, gas and process industries.

				2005
Jeffrey A. Smisek	50	2007	Mr. Smisek has been a Director of the Company since March 2005. Mr. Smisek served as a Director of Varco (and its predecessor, Tuboscope Inc.) since February 1998. Since December 30, 2004, Mr. Smisek has served as President and a director of Continental Airlines, Inc. Mr. Smisek previously served Continental Airlines, Inc. as: Executive Vice President from March 2003 until December 2004; Executive Vice President — Corporate from May 2001 until March 2003; and Executive Vice President, General Counsel and Secretary from November 1996 to May 2001.	2005

		Class		Year First
		Expiration		Became
Name	Age	Date	Biography	Director
James D. Woods	73	2005	Mr. Woods has been a Director of the Company since March 2005. Mr. Woods served as a Director of Varco since May 2000, and from 1988 until May 2000 he served as a director of a company acquired by Varco. Mr. Woods is the Chairman Emeritus and retired Chief Executive Officer of Baker Hughes Incorporated. Mr. Woods was Chief Executive Officer of Baker Hughes from April 1987, and Chairman from January 1989, in each case until January 1997. Mr. Woods is also a director of ESCO Technologies, an NYSE-listed supplier of engineered filtration precuts to the process, healthcare and transportation markets; Foster Wheeler Ltd., an OTC-traded holding company of various subsidiaries which provides a broad range of engineering, design, construction and environmental services; OMI Corporation, an NYSE-listed bulk shipping company providing seaborne transportation services primarily of crude oil and refined petroleum products; and USEC Inc., an NYSE-listed supplier of enriched uranium.

2005

Executive Officers

The Merger Agreement provided that as of the effective time of the Merger, Mr. Lauletta, Chairman and Chief Executive Officer of Varco, would become Chairman of the Company; Mr. Miller, Chairman, President and Chief Executive Officer of National Oilwell, would become President and Chief Executive Officer of the Company; Joseph C. Winkler, President and Chief Operating Officer of Varco, would become Chief Operating Officer of the Company; and Clay C. Williams, Vice President and Chief Financial Officer of Varco, would become Vice President and Chief Financial Officer of the Company. The Company expects that the Board of Directors may make further changes to its executive officers as a result of the recent Merger.

Set forth below are the names and ages of the executive officers of the Company, the positions held by each executive officer, and a brief account of the business experience of each executive officer during the past five years. The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors at its first meeting following the Annual Meeting of Stockholders.

None of the executive officers or directors of the Company has any family relationships with each other.

Name	Age	Position	Biography
John F. Lauletta	60	Chairman of the Board	Mr. Lauletta has been a Director of the Company since March 2005. Until the effective time of the Merger, Mr. Lauletta served as Varco’s Chief Executive Officer since January 1, 2003, Varco’s Chairman of the Board since May 2003 and served on Varco’s board of directors since April 1996. From April 1996 until May 2003, Mr. Lauletta served as Varco’s President. From May 2000 until January 2003, Mr. Lauletta was Varco’s Chief Operating Officer, and from April 1996 until May 2000, he was Varco’s Chief Executive Officer. All references to Varco include references to its predecessor corporation Tuboscope Inc.

Merrill A. Miller, Jr.	54	President and Chief Executive Officer	Mr. Miller has served as the Company’s President since November 2000 and as Chief Executive Officer since May 2001. Mr. Miller served as Chairman of the Board from May 2002 through March 11, 2005. He served as the Company’s Chief Operating Officer from November 2000 through March 11, 2005. He has served in various senior executive positions with National Oilwell since February 1996.

Joseph C. Winkler	53	Executive Vice President and Chief Operating Officer	Mr. Winkler has served as the Company’s Executive Vice President and Chief Operating Officer since March 11, 2005. He served as Varco’s President from May 2003 and as Chief Operating Officer from January 2003, holding both positions until March 11, 2005. Mr. Winkler served as Varco’s Executive Vice President from April 1996 until May 2003, and as President, Varco Drilling Equipment Group from February 2002 until January 2004. He served as Varco’s Chief Financial Officer from April 1996 until January 2003 and as Treasurer from April 1996 until May 2002.

Clay C. Williams	42	Senior Vice President and Chief Financial Officer	Mr. Williams has served as the Company’s Senior Vice President and Chief Financial Officer since March 11, 2005. He served as Varco’s Vice President and Chief Financial Officer from January 2003 to March 11, 2005. From May 2002 until January 2003, Mr. Williams served as Varco’s Vice President Finance and Corporate Development. From February 2001 until May 2002, and from February 1997 until February 2000, he served as Varco’s Vice President-Corporate Development.

Audit Committee

The Company has a separately-designated standing audit committee. Messrs. Harrison (Chair), Armstrong, Guill and Mattson are the current members of the Audit Committee. All members of this committee are “independent” within the meaning of the rules governing audit committees by the New York Stock Exchange. Prior to the Merger, the board of directors of National Oilwell determined that Messrs. Harrison and Guill meet the New York Stock Exchange (the “NYSE”) standard of having accounting or related financial management expertise and meet the Securities and Exchange Commission (the “SEC”) criteria of an Audit Committee Financial Expert. Also prior to the Merger, the Varco board of directors determined that Mr. Armstrong is an audit committee financial expert within the meaning of the SEC and NYSE rules.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require that the Company disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers, and beneficial owners of more than ten percent of the Company’s stock. The Company has undertaken responsibility for preparing and filing the stock ownership forms required under Section 16(a) of the Exchange Act on behalf of its officers and directors. Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during 2004.

Policies on Business Ethics and Conduct

The Company has a long-standing Business Ethics Policy. In April 2003, the Board adopted the Code of Business Conduct and Ethics For Members of the Board of Directors and Executive Officers and the Code of Ethics for Senior Financial Officers. These codes are designed to focus the board and management on areas of ethical risk, provide guidance to personnel to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help to foster a culture of honesty and accountability. As set forth in the Corporate Governance Guidelines, the Board may not waive the application of the Company’s policies on business ethics and conduct for any Director or Executive Officer. Copies of the Code of Business Conduct and Ethics For Members of the Board of Directors and Executive Officers and the Code of Ethics for Senior Financial Officers, which were included as Appendices V and VI to the Proxy Statement for the 2003 Annual Meeting of Stockholders, are available on the Company’s website, www.natoil.com, under the Investor Relations/Corporate Governance section.

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the company of NYSE Corporate Governance listing standards as of the date of the certification. On May 19, 2004, the Company’s Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by the Company of the NYSE Corporate Governance listing standards. On March 8, 2005, the Company filed its 2004 Form 10-K with the SEC, which included as Exhibits 31.1 and 31.2 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. The Company has also included with this amendment to the 2004 Form 10-K new Exhibits 31.1 and 31.2 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation

The following table sets forth for the years ended December 31, 2004, 2003 and 2002 the compensation paid by the Company to its Chief Executive Officer and four other most highly compensated executive officers (the “Named Executive Officers”) serving in such capacity at December 31, 2004.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities
Name				Annual	Restricted	Underly-		All Other
and				Compen-	Stock	ing	LTIP	Compen-
Principal				sation	Award(s)	Options/	Payouts	sation	(1)
Position	Year	Salary($)	Bonus($)	($)	($)	SARs (#)	($)	($)

Merrill A. Miller, Jr.	2004	571,635	443,325	—	—	100,000	—	18,187
President and CEO	2003	451,923	46,706	—	—	50,000	—	14,250
	2002	325,000	—	—	—	70,000	—	17,938

Steven W. Krablin(2)	2004	404,231	235,123			50,000	—	27,684
Sr. Vice President	2003	339,231	26,295	—	—	40,000	—	13,684
and CFO	2002	280,000	—	—	—	40,000	—	19,600

Gary Stratulate(3)	2004	265,738	154,568	—	—	30,000	—	93,083	(4)
Group President	2003	255,895	19,835	—	—	30,000	—	3,293
Rig Solutions	2002	255,895	—	—	—	20,000	—	10,826
Eastern Hemisphere

Kevin A. Neveu(5)	2004	244,808	142,394	—	—	30,000	—	15,375
Group President	2003	217,308	16,844	—	—	30,000	—	4,370
Rig Solutions	2002	175,000	—	—	—	20,000	—	13,125
Western Hemisphere

Mark A. Reese	2004	248,462	144,519	—	—	30,000	—	15,425
Group President	2003	196,154	15,204	—	—	30,000	—	78,867
Expendable Products	2002	175,000	—	—	—	20,000	—	14,875

(1)These amounts include:

(a)The Company’s cash contributions for 2004 under the National-Oilwell Retirement and Thrift Plan, a defined contribution plan, on behalf of Mr. Miller — $14,350; Mr. Krablin — $9,904; Mr. Stratulate — $14,350; Mr. Neveu — $15,375; and Mr. Reese — $15,425.
(b)The Company’s cash contributions for 2004 under the National-Oilwell Supplemental Savings Plan, a defined contribution plan, on behalf of Mr. Miller — $3,837; Mr. Krablin — $17,780; and Mr. Stratulate — $930.

(2) At the effective time of the Merger, Mr. Krablin ceased service as Sr. Vice President and CFO. His employment was terminated effective April 1, 2005.

(3) In connection with the organization of the Company following the Merger, the position of Group President Rig Solutions — Eastern Hemisphere was eliminated. Mr. Stratulate remains in the employ of the Company.

(4)Includes $77,803 of taxable tuition related to Mr. Stratulate’s participation in Harvard Business School’s Advanced Management Program.

(5)Mr. Neveu has served as President of the Company’s Rig Solutions Group since April 2005.

Grants of Options/SAR’s in Last Fiscal Year

The following table provides information concerning stock options granted to Named Executive Officers during the fiscal year ended December 31, 2004. The Company has granted no stock appreciation rights.

					Gains Based on Assumed Rates of
					Stock Price Appreciation for Option
	2004 Option Grants				Term
		Percent of
		2004
		Employee	Exercise
		Option	Price per	Expiration	Assumed	Assumed
	Options Granted	Grants	Share ($)	Date	Rate 5% ($)	Rate 10% ($)
Merrill A. Miller, Jr.	100,000	9.2%	28.22	03/12/14	1,774,741	4,497,541
Steven W. Krablin	50,000	4.6%	28.22	02/15/13	887,370	2,248,771
Gary Stratulate	30,000	2.8%	28.22	02/15/13	532,422	1,349,262
Kevin A. Neveu	30,000	2.8%	28.22	02/15/13	532,422	1,349,262
Mark A. Reese	30,000	2.8%	28.22	02/15/13	532,422	1,349,262

The option exercise price per share is equal to the fair market value of a share of Common Stock on the date of grant. The grants have terms of ten years from the date of grant and vest in three equal annual installments beginning one year from the date of grant.

Option Exercises and Year-End Option Values

The following table provides information about option exercises by the Named Executive Officers during 2004 and the value of unexercised options held by them at December 31, 2004.

			Number of Unexercised		Value of Unexercised
			Options at		in-the-money Options
	2004 Stock Option Exercises		December 31, 2004		at December 31, 2004
	Shares
	Acquired
	on
	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Merrill A. Miller, Jr.	0	$—	157,035	156,668	$1,598,708	$1,603,088
Steven W. Krablin	89,469	1,424,794	114,709	90,001	1,128,400	980,983
Gary Stratulate	0	—	56,774	56,667	903,944	626,839
Kevin A. Neveu	13,333	230,350	22,584	56,667	189,110	626,839
Mark A. Reese	27,765	280,737	9,629	56,667	—	626,839

The Company made no awards during 2004 under any Long-Term Incentive Plan, nor did the Company at December 31, 2004 have any defined benefit or actuarial plans under which benefits are determined primarily by final compensation and years of service. However, the Company has assumed defined benefit plans in connection with prior acquisitions but none of our named executive officers as of December 31, 2004 was eligible to participate in these plans.

Compensation of Directors

During 2004, directors who are not our employees were paid $1,250 for each Board and Committee meeting attended or for special assignments; $2,000 for the Committee Chairman for each Audit

Committee, Compensation Committee and Nominating/Corporate Governance Committee meeting attended; and $8,750 for each quarter of the year in which the person serves as a director.

These directors also received non-qualified stock options under our stock option plan. On March 11, 2004, each non-employee director was granted an option to purchase 7,500 shares of our common stock. The option exercise price per share was $28.22, the fair market value of a share of our common stock on the date of grant. The options have a term of ten years from the date of grant and vest in three equal annual installments beginning one year after the date of grant.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company entered into employment agreements on January 1, 2002 with Messrs. Miller and Krablin. Under the employment agreements, Messrs. Miller and Krablin are provided base salaries, currently set at $600,000 and $400,000, respectively. The employment agreements also entitle them to receive an annual bonus and to participate in the Company’s incentive, savings and retirement plans. The agreements each have a term of three years and are automatically extended on an annual basis. The agreements provide for a base salary, participation in employee incentive plans, and employee benefits as generally provided to all employees. In addition, the agreements contain certain termination provisions. If the employment relationship is terminated by the Company for any reason other than (i) voluntary termination; (ii) termination for cause (as defined); (iii) death; or (iv) long-term disability; or if the employment relationship is terminated by the employee for Good Reason, the employee is entitled to receive three times the sum of his current base salary plus the highest annual bonus received by the employee over the preceding three-year period, three times the amount equal to the total of the employer matching contributions under the Company’s Retirement and Thrift Plan and Supplemental Savings Plan, and three years participation in the Company’s welfare and medical benefit plans. The employee shall have the right, during the 60-day period after such termination, to elect to surrender all or part of any stock options held by the employee at the time of termination, whether or not exercisable, for a cash payment equal to the spread between the cost of the option and the highest reported per share sales price during the 60-day period prior to the date of termination. Any option not so surrendered will remain exercisable until the earlier of one year after the date of termination or the stated expiration date of the specific option grant. Under the agreements, termination by the employee for “Good Reason” means (i) the assignment to the employee of any duties inconsistent with his current position or any action by the Company that results in a diminution in the employee’s position, authority, duties or responsibilities; (ii) a failure by the Company to comply with the terms of the agreement; or (iii) the requirement of the employee to relocate or to travel to a substantially greater extent than required at the date of the agreement. In addition, compensation will be “grossed up” for any excise tax imposed under Section 4999 of the Internal Revenue Code as a result of any payment or benefit provided to Messrs. Miller or Krablin under the employment agreements. The agreements also contain restrictions on competitive activities and solicitation of our employees for three years following the date of termination.

Mr. Krablin, whose employment was terminated effective April 1, 2005 in connection with the Merger, has received $2,174,050 related to the severance payment under his employment contract and $1,792,476 related to the value of unexercisable options that became exercisable. In addition, Mr. Krablin will receive the above-described benefits as a result of his termination.

We entered into employment agreements on January 1, 2002 with Messrs. Neveu and Reese that contain certain termination provisions. Under the employment agreements, Messrs. Neveu and Reese are provided base salary, currently set at $250,000 each. The agreements have a one-year term and are automatically extended on an annual basis. The agreements also provide for participation in employee incentive plans, and employee benefits as generally provided to all employees. If the employment relationship is terminated by The Company for any reason other than (i) voluntary termination; (ii) termination for cause (as defined); (iii) death; or (iv) long-term disability; or if the employment relationship is terminated by the employee for Good Reason, the employee is entitled to receive the sum of his current base salary plus the highest annual bonus he would be entitled to earn under the current year incentive plan and an amount equal to the total of the employer matching contributions under the Company’s Retirement and Thrift Plan and Supplemental Savings Plan, and one year’s participation in the Company’s welfare and medical benefit plans. The agreements also contain restrictions on competitive activities and solicitation of our employees for one year following the date of termination.

We entered into an employment agreement with Mr. Stratulate in connection with the June 28, 2000 merger between the Company and IRI International Corporation. Under the employment agreement, Mr. Stratulate is provided a base salary currently set at $255,895. The agreement also provides for participation in employee incentive plans, and employee benefits as generally provided to all employees. The agreement automatically extends for one year on an annual basis. If Mr. Stratulate’s employment is involuntarily terminated at any time without cause, he will have the right to receive a lump sum payment of 150% of his base salary. The agreement also contains restrictions on competitive activities and solicitation of our employees for one year following the date of termination.

Additionally, the Company’s stock option agreements provide for full vesting of unvested outstanding options in the event of a change of control of the Company and a change in the optionee’s responsibilities following a change of control.

Compensation Committee Interlocks and Insider Participation

During 2004, Messrs. Guill, Beauchamp and Jarvis served on the Compensation Committee. None of these members is a former or current officer or employee of the Company or any of its subsidiaries, is involved in a relationship requiring disclosure as an interlocking executive officer/director, or had any relationship requiring disclosure under Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information as of our fiscal year ended December 31, 2004, with respect to compensation plans under which our common stock may be issued:

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c) (1)
Equity compensation plans
approved by security
holders	3,732,316	$26.69	2,441,871

Equity compensation plans
not approved by security
holders	0	0	0

Total	3,732,316	$26.69	2,441,871

(1)	On February 7, 2005, we issued 1,145,000 stock options at an exercise price of $37.60. To replace outstanding options, warrants and rights under existing Varco plan, on March 11, 2005, we issued approximately 3.8 million options, warrants and rights. On March 11, 2005, the Company’s stockholders approved the National Oilwell Varco Long-Term Incentive Plan, under which an aggregate of 7.5 million securities may be issued upon the exercise of outstanding options, warrants and rights. No future awards will be issued under any plan existing prior to the Merger.

Security Ownership of Certain Beneficial Owners

Based on information filed with the SEC as of the most recent practicable date, this table shows the number and percentage of shares beneficially owned by owners of more than five percent of the outstanding shares of the stock of National Oilwell at December 31, 2004. The number and percentage of shares beneficially owned is based on 85,995,266 shares outstanding as of December 31, 2004.

	No. of	Percent
5% Owners	Shares	of Class
FMR Corp.(1)(2)	12,892,572	14.99%
82 Devonshire Street
Boston, MA 02109

First Pacific Advisors, Inc.(3)	6,087,400	7.08%
11400 West Olympic Boulevard — Suite 1200
Los Angeles, CA 90064

Neuberger Berman Inc.(4)	5,878,541	6.84%
Neuberger Berman, LLC 605 Third Avenue New York, NY 10158-3698

Fred Alger Management, Inc.(5)	4,818,131	5.60%
Fred M. Alger III 111 Fifth Avenue New York, NY 10003

(1)Shares owned at December 31, 2004, as reflected in Amendment No. 6 to Schedule 13G filed with the SEC on February 15, 2005. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. (“FMR”) is the beneficial owner of 12,095,297 shares as a result of acting as investment adviser to various investment companies (the “Funds”). Edward C. Johnson 3d, Chairman of FMR, FMR Corp., through its control of Fidelity, and the Funds each has sole power to dispose of the 12,095,297 shares owned by the Funds. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Fidelity Management Trust Company (“FMTC”), a wholly-owned subsidiary of FMR, is the beneficial owner of 773,475 shares as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR, through its control of FMTC, each has sole dispositive power over 773,475 shares and sole power to vote or to direct the voting of 773,475 shares owned by the institutional account(s). Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR, representing approximately 49% of the voting power of FMR. Mr. Johnson 3d owns 12.0% and Abigail Johnson, a Director of FMR, owns 24.5% of the aggregate outstanding voting stock of FMR. Mr. Johnson 3d is Chairman of FMR and Abigail P. Johnson is a Director of FMR. The Johnson family group and all other Class B Shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B Shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Fidelity International Limited and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies (the “International Funds”) and certain institutional investors. Fidelity International Limited is the beneficial owner of 23,800 shares.

(2)On February 14, 2005, FMR Corp. filed a Schedule 13G/A with the SEC disclosing beneficial ownership of 14,670,104 shares of Varco common stock. In connection with the Merger on March 11, 2005, each share of Varco common stock was exchanged for .8363 share of the Company common stock. As of March 31, 2005, there were 172,257,132 shares of the Company’s common stock outstanding.

(3)Shares owned at December 31, 2004, as reflected in Amendment Number 1 to Schedule 13G filed with the SEC on February 11, 2005. According to the filing, First Pacific Advisors, Inc. has sole voting and dispositive power with respect to none of the shares, shared voting power with respect to 2,311,000 of these shares and shared dispositive power with respect to all of these shares.

(4)Shares owned at December 31, 2004, as reflected in Amendment No. 2 to Schedule 13G filed with the SEC on February 15, 2005. According to the filing, Neuberger Berman, Inc. and Neuberger Berman, LLC. have sole voting power with respect to 80,872 of these shares, shared voting power with respect to 4,634,829 of these shares, sole dispositive power with respect to none of these shares and shared dispositive power with respect to all of these shares.

(5)Shares owned at December 31, 2004 as reflected in Schedule 13G filed with the SEC on February 11, 2005. According to the filing, Fred Alger Management, Inc. and Fred M. Alger III have sole voting and dispositive power with respect to all of these shares and shared voting and dispositive power with respect to none of these shares.

Security Ownership of Management

This table shows the number and percentage of shares of the Company’s stock beneficially owned by our current directors and executive officers and all current directors and executive officers as a group as of March 31, 2005. The number and percentage of shares beneficially owned is based on 172,257,132 shares outstanding as of March 31, 2005. Beneficial ownership includes any shares as to which the director or executive officers has the right to acquire within 60 days of March 31, 2005 through the exercise of any stock option warrant or other right. Each stockholder has sole voting and investment power, or shares these powers with his spouse, with respect to the shares beneficially owned.

	Shares Beneficially Owned
		Outstanding
		Options
	Number of	Exercisable
	Common	Within 60	Percent
Name of Individual	Shares	Days	of Class*

Greg L. Armstrong	1,672	0	*
Robert E. Beauchamp	1,250	5,000	*
Ben A. Guill	11,157	21,870	*
David D. Harrison	2,000	5,000	*
Roger L. Jarvis	0	12,500	*
John F. Lauletta	55,890	416,748	*
Eric L. Mattson	5,065	30,105	*
Merrill A. Miller, Jr	164,339	136,666	*
Jeffery A. Smisek	6,278	23,415	*
Clay C. Williams	20,023	87,727	*
Joseph C. Winkler	43,007	218,574	*
James D. Woods	4,878	34,232	*
All current directors and executive officers as a group (12 persons)	315,559	991,837	*

*Less than 1 percent.

Item 13. Certain Relationships and Related Transactions

We transact business with companies with which certain of our Directors are affiliated. All transactions with these companies are on terms competitive with other third party vendors, and none of these is material either to us or any of these companies.

Item 14. Principal Accounting Fees and Services

The Audit Committee pre-approves all services provided by the Company’s independent auditors to the Company and its subsidiaries. Consideration and approval of such services generally occurs in the regularly scheduled quarterly meetings of the Audit Committee. The Audit Committee has delegated the Chairman of the Audit Committee to pre-approve allowed non-audit services, subject to review by the full committee at the next regularly scheduled meeting. The Audit Committee has considered whether the provision of all services other than those rendered for the audit of the Company’s financial statements is compatible with maintaining Ernst & Young’s independence and has concluded that their independence is not compromised.

The following table sets forth Ernst & Young LLP’s fees for services rendered in connection with fiscal years ended December 31, 2003 and 2004. All 2004 services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

	2004	2003
	(in thousands)
Audit Fees	$2,436	$1,162
Audit Related Fees(1)	182	64
Tax Fees(2)	603	1,209
All Other Fees	—	—

Total	$3,221	$2,435

(1)Consists primarily of fees for employee benefit plans, due diligence related to acquisition transactions, and accounting consultations.

(2)Consists primarily of fees for compliance, planning and advice with respect to various domestic and foreign corporate tax matters.

Item 15. Exhibits and Financial Statement Schedules

a) Financial Statements and Exhibits

1.     Financial Statements

The following financial statements are presented in response to Part II, Item 8:	Page(s) in Annual
Report on Form 10-K

Consolidated Balance Sheets	A-34

Consolidated Statements of Operations	A-35

Consolidated Statements of Cash Flows	A-36

Consolidated Statements of Stockholders’ Equity	A-37

Notes to Consolidated Financial Statements	A-38

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	A-61

     All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3. Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.1.1	Certificate of Merger

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Howard E. Davis, Kevin A. Neveu, Mark A. Reese, Jeremy D. Thigpen and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.4.1	Form of Stock Option Agreement (Exhibit 10.1) (6)

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company (7).

23.1	Consent of Ernst & Young LLP (7).

24.1	Power of Attorney (included on signature page of the Form 10-K filed on March 8, 2005).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1) (7).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2) (7).

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.

(7)	Furnished or filed as an Exhibit to our Form 10-K filed on March 8, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Oilwell Varco, Inc.
/s/ M. Gay Mather
By: M. Gay Mather
Its: Vice President and Corporate Secretary

Index to Exhibits

Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.1.1	Certificate of Merger

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Howard E. Davis, Kevin A. Neveu, Mark A. Reese, Jeremy D. Thigpen and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.4.1	Form of Stock Option Agreement (Exhibit 10.1) (6)

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company(7).

23.1	Consent of Ernst & Young LLP(7).

24.1	Power of Attorney (included on signature page of the Form 10-K filed on March 8, 2005).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1) (7).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.2) (7).

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.

(7)	Furnished or filed as an Exhibit to our Form 10-K filed on March 8, 2005.