Form 10-Q
period 2005-03-31
NATIONAL OILWELL VARCO INC
filed 2005-05-10
CIK 1021860

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005 OR

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

As of May 6, 2005, 172,056,185 common shares were outstanding.

ITEM 1. Financial Statements

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295.1	$142.7
Receivables, net	877.8	480.1
Inventories, net	1,052.0	657.5
Costs in excess of billings	248.8	226.5
Deferred income taxes	23.4	15.6
Prepaid and other current assets	49.1	15.0

Total current assets	2,546.2	1,537.4

Property, plant and equipment, net	932.8	255.1
Deferred income taxes	84.4	55.1
Goodwill	2,085.3	639.0
Intangibles, net	531.6	91.0
Other assets	56.6	21.1

Total assets	$6,236.9	$2,598.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$162.0	$150.0
Accounts payable	511.7	407.7
Customer prepayments	30.5	27.9
Accrued compensation	30.8	37.0
Billings in excess of costs	3.1	32.0
Accrued income taxes	36.1	33.0
Other accrued liabilities	214.9	112.6

Total current liabilities	989.1	800.2

Long-term debt	838.3	350.0
Deferred income taxes	375.1	102.8
Other liabilities	84.6	31.5

Total liabilities	2,287.1	1,284.5

Commitments and contingencies

Minority interest	17.2	17.8

Stockholders’ equity:
Common stock – par value $.01; 171,483,506 and 85,995,266 shares issued and outstanding at March 31, 2005 and December 31, 2004	1.7	0.9
Additional paid-in capital	3,307.8	692.9
Accumulated other comprehensive income	18.3	33.4
Retained earnings	604.8	569.2

Total stockholders’ equity	3,932.6	1,296.4

Total liabilities and stockholders’ equity	$6,236.9	$2,598.7

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$814.9	$496.2

Cost of revenue	653.1	392.6

Gross profit	161.8	103.6

Selling, general, and administrative	85.0	77.8

Transaction costs	10.9	—

Operating profit	65.9	25.8

Interest and financial costs	(10.7)	(9.3)
Interest income	1.0	0.6
Other income (expense), net	(0.7)	(1.3)

Income before income taxes and minority interest	55.5	15.8

Provision for income taxes	19.5	4.6

Income before minority interest	36.0	11.2

Minority interest in income of consolidated subsidiaries	0.4	0.2

Net income	$35.6	$11.0

Net income per share:

Basic	$0.34	$0.13

Diluted	$0.33	$0.13

Weighted average shares outstanding:

Basic	105.3	85.4

Diluted	106.6	85.9

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2005	2004
Cash flow from operating activities:
Net income	$35.6	$11.0
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16.3	9.8
Tax benefit from exercise of nonqualified stock options	13.5	2.6
Other	1.8	(0.7)

Changes in assets and liabilities, net of acquisitions:
Receivables	(19.9)	27.2
Inventories	(22.1)	(63.2)
Costs in excess of billing	(27.8)	13.3
Prepaid and other current assets	(0.6)	14.6
Accounts payable	9.6	29.1
Billings in excess of cost	(28.8)	(8.9)
Other assets/liabilities, net	(20.1)	(23.4)

Net cash provided (used) by operating activities	(42.5)	11.4

Cash flow from investing activities:
Purchases of property, plant and equipment	(10.0)	(6.4)
Cash acquired in Varco merger, net	158.8	—
Other	3.3	2.0

Net cash provided (used) by investing activities	152.1	(4.4)

Cash flow from financing activities:
Borrowing against lines of credit	143.0	119.5
Payments against lines of credit	(135.1)	(142.7)
Proceeds from stock options exercised	36.5	10.5

Net cash provided (used) by financing activities	44.4	(12.7)

Effect of exchange rate loss on cash	(1.6)	(0.8)

Increase (decrease) in cash equivalents	152.4	(6.5)
Cash and cash equivalents, beginning of period	142.7	74.2

Cash and cash equivalents, end of period	$295.1	$67.7

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$10.4	$11.2
Income taxes	$16.2	$12.4

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
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

The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2004 Annual Report on Form 10K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Varco Merger

Pursuant to our Amended and Restated Agreement and Plan of Merger with Varco International, Inc. (“Varco”), a Delaware corporation, effective as of August 11, 2004 (the “Agreement Date”), we issued 0.8363 shares of National Oilwell common stock for each Varco common share on March 11, 2005 (the “Merger”). We have included the financial results of Varco in our consolidated financial statements beginning March 11, 2005 (the “Merger Date”), the date Varco common shares were exchanged for National Oilwell common shares.

We believe our merger with Varco will better position us to compete more effectively in the global marketplace and provide greater scale to increase service to our customers, increase our investment in research and development to accelerate innovation, and increase stockholder value.

The Merger has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 11, 2005. The total preliminary purchase price is $2,539.9 million, including the fair value of Varco stock options assumed and estimated acquisition related transaction costs, and is comprised of (in millions):

Shares issued to acquire the outstanding common stock of Varco (84.0 million shares at $29.99 per share)	$2,518.4
Fair value of Varco stock options assumed	48.9
Unearned compensation related to stock options assumed	(32.1)
Merger related transaction costs	4.7

Total preliminary purchase price	$2,539.9

The fair value of shares issued was determined using an average price of $29.99, which represented the average closing price of our common stock from five trading days before to five trading days after the Agreement Date. The fair value of options assumed was calculated using the Black-Scholes valuation model with the following assumptions as of the Merger Date: expected life from vest date ranging from 0.64 years to 3.6 years, risk-free interest rate of 2.0% — 3.1%, expected volatility of 34% to 47% and no dividend yield. In accordance with our Agreement and Plan of Merger, the number of Varco options exchanged was determined by multiplying the number of Varco options outstanding at closing by 0.8363. Approximately 2.2 million of the 4.0 million Varco options outstanding were fully vested as of the Merger. The portion of the intrinsic value of unvested Varco options related to future service has been allocated to unearned compensation cost and is being amortized using the remaining vesting period of 2.3 years.

Merger related transaction costs include severance and other external costs directly related to the Merger.

Preliminary Purchase Price Allocation

Under the purchase method of accounting, the total preliminary purchase price was allocated to Varco’s net tangible and identifiable intangible assets based on their estimated fair values as of March 11, 2005 as set forth below (in millions). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary areas of the purchase price allocation which are not yet finalized relate to identifiable intangible assets; property, plant and equipment; and residual goodwill. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with GAAP.

Cash and marketable securities	$163.5
Trade receivables	385.3
Other current assets	28.5
Inventory	378.1
Property, plant and equipment	688.6
Goodwill	1,456.1
Intangible assets	442.1
Other non-current assets	11.3
Accounts payable and accrued liabilities	(223.9)
Income taxes payable	(13.7)
Debt	(492.8)
Deferred tax liabilities, net	(240.3)
Other non-current liabilities	(42.9)

Total preliminary purchase price	$2,539.9

Pre-Acquisition Contingencies

We have currently not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to us prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred prior to the Merger Date and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of National-Oilwell and Varco, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the three months ended March 31, 2005 excludes non-recurring items such as one-time expense associated with integration expenses and stock-based compensation charges for unvested options assumed, and severance expenses of $9.7 million recorded by National-Oilwell in its statements of operations related to change in control provisions that were triggered as part of our Agreement and Plan of Merger in March 2005. The pro forma financial information for all periods presented includes the business combination accounting effect on historical Varco revenues, adjustments to depreciation on acquired property, and amortization charges from acquired intangible assets, and related tax effects.

The unaudited pro forma financial information for the three months ended March 31, 2005 and 2004 combines the historical results for National-Oilwell for the three months ended March 31, 2005 and 2004 and the historical results for Varco for the three months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended March 31,
	2005	2004
Total revenues	$1,122.8	$838.6

Net income	$61.7	$31.4

Basic net income per share	$0.36	$0.19

Diluted net income per share	$0.36	$0.19

Recent Events

On May 9, 2005, the Company received a notice from the Norwegian Competition Authority raising preliminary objections to the merger between National-Oilwell, Inc. and Varco International, Inc., based upon its preliminary assessment of the effects of the merger on markets in Norway for equipment and components used in drilling. The notification also stated that the authorities were considering imposing conditions upon the merger or prohibiting the merger. The Company does not believe that the merger will have an adverse effect on the Norwegian markets it serves, and expects to successfully address the issues raised by the Norwegian Competition Authority. Moreover, it is the Company’s understanding that the Norwegian Competition Authority’s jurisdictional authority is limited to the Company’s operations in Norway. Prior to the merger, Varco International, Inc. employed approximately 30 in its drilling equipment segment in Norway.

3. Inventories

Inventories consist of (in millions):

	March 31,	December 31,
	2005	2004
Raw materials and supplies	$167.5	$62.6
Work in process	208.6	104.2
Finished goods and purchased products	675.9	490.7

Total	$1,052.0	$657.5

Inventories at March 31, 2005 includes amounts from the Varco acquisition.

4. Comprehensive Income

The components of comprehensive income are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$35.6	$11.0
Currency translation adjustments	(18.2)	(2.1)
Other	3.1	(0.5)

Comprehensive income	$20.5	$8.4

5. Business Segments

As a result of the Merger, management has changed its presentation of segment information. Information for prior periods has been made to conform on a comparable basis. The following describes our new business segments:

Rig Technology

Our Rig Technology Group designs, manufactures, sells and services complete rig systems for the drilling, completion, and remediation of oil and gas wells. The Group offers a comprehensive line of highly-engineered machinery which automates complex well construction and management operations, such as offshore and onshore drilling rigs; pipe racking, rotating and assembly systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; and cranes. Demand for the Group’s products is primarily dependent upon capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the Group’s large installed base of equipment. We have made strategic acquisitions during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including new operations in Norway, the United Kingdom and China.

Petroleum Services & Supplies

Our Petroleum Services & Supplies Group provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells, and manage pipelines, flowlines and other oilfield tubular goods. The Group manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including solids control systems, drilling motors, rig instrumentation systems, and drilling mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. The Group’s oilfield tubular services include the provision of inspection and internal coating services and equipment for drillpipe, linepipe, tubing, casing and pipelines, and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The Group sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators.

Distribution Services

Our Distribution Services Group provides maintenance, repair and operating supplies and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America, the Group supports major offshore drilling contractors through locations in the Middle East, Europe, Southeast Asia and South America. The Group employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. Demand for the Group’s services are primarily determined by the level of drilling and remediation activity, and oil and gas production activities.

Operating results by segment are as follows (in millions). The 2005 actual results include 20 days of Varco operations from the acquisition date of March 11, 2005 through March 31, 2005:

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenue:
Rig Technology	$424.4	$204.6
Petroleum Services & Supplies	209.1	115.7
Distribution Services	235.9	218.1
Elimination	(54.5)	(42.2)

Total Revenue	$814.9	$496.2

Operating Profit:
Rig Technology	$44.9	$7.6
Petroleum Services & Supplies	35.2	15.9
Distribution Services	7.6	5.5
Unallocated expenses and eliminations	(10.9)	(3.2)
Transaction Costs	(10.9)	—

Total operating profit	$65.9	$25.8

Operating profit %:
Rig Technology	10.6%	3.7%
Petroleum Services & Supplies	16.8%	13.7%
Distribution Services	3.2%	2.5%

Total Operating Profit %	8.1%	5.2%

6. Debt

Debt consists of (in millions):

	March 31,	December 31,
	2005	2004
Credit facilities	$7.9	$—
$150.0 million Senior Notes, interest at 6.875% payable semiannually, principal due on July 1, 2005	150.0	150.0
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	104.7	—
$150.0 million Senior Notes, interest at 6.50% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	221.4	—
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	152.1	—
Other	14.2	—

	1,000.3	500.0
Less current portion	162.0	150.0

	$838.3	$350.0

Senior Notes

Our $150 million of 6.875% unsecured senior notes are due July 1, 2005. Upon maturity, we currently expect to repay these from available cash balances.

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

In February 1998, Varco sold $100 million of 7.5% unsecured senior notes due February 15, 2008. Interest is payable on February 15 and August 15 of each year. In May 2001, Varco sold $200 million of 7.25% unsecured senior notes due May 1, 2011. Interest is payable on May 1 and November 1 of each year. In November 2002, Varco sold $150 million of 5.5% unsecured senior notes due November 19, 2012. Interest is payable on May 15 and November 15 of each year. On September 30, 2004, Varco entered into supplemental indentures with The Bank of New York Trust Company, N.A., as trustee, relating to its 7.5% Senior Notes due 2008, its 7.25% Senior Notes due 2011, and its 5.5% Senior Notes due 2012 which released the guarantee on these notes by each of the material subsidiaries of the Company.

Revolver Facilities

At March 31, 2005, we had three primary unsecured committed credit facilities: a North American facility, a Norwegian facility, and a Varco facility. Total borrowing capacity under these three facilities is $424 million. All three facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds. We are presently negotiating to replace one or more of these facilities with a new unsecured credit facility.

Our unsecured $175 million North American revolving credit facility expires July 31, 2005. At March 31, 2005, there were no borrowings against this facility and there were $45 million in outstanding letters of credit. Interest is based upon prime or Libor plus 0.5% subject to a ratings-based grid.

Our unsecured Norwegian facility, which expires in July 31, 2005, has revolving credit facilities totaling $99 million, with $39 million available for letter of credit purposes. At March 31, 2005, there were $17 million in outstanding letters of credit and $8 million of borrowings against this facility. Interest is based upon LIBOR, NIBOR or EURIBOR.

On June 30, 2004, Varco entered into an unsecured credit agreement with a syndicate of banks that provides up to $150 million of funds under a revolving credit facility. At March 31, 2005, there were no borrowings against this facility and there were $16 million in outstanding letters of credit. The Varco facility expires on July 1, 2009. On January 14, 2005, Varco amended the revolving credit facility and received consents and waivers from its lenders that allowed the credit facility to remain outstanding subsequent to the Merger. The amendments included various market condition changes as well as the ability to increase the aggregate facility up to $500 million. The interest rate on the revolver is based on a ratings based grid, which at the time of the agreement resulted in an interest rate of LIBOR +0.375%, or the prime rate.

Other

The Senior Notes contain reporting covenants and the credit facilities contain financial covenants and ratios regarding maximum debt to capital and minimum interest coverage. We were in compliance with all covenants governing these facilities at March 31, 2005.

Other debt includes approximately $12 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.

7. Employee Benefit Plans

Total net benefit expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following (in millions):

	Three Months Ended March 31,
	2005	2004
Pension Benefits

Service cost	$0.7	$0.8
Interest cost	2.1	1.9
Expected return on plan assets	(2.2)	(2.0)
Net amortization and deferral	0.4	0.3

Total net benefit expense	$1.0	$1.0

Postretirement Benefits

Service cost	$—	$—
Interest cost	0.1	0.1
Net amortization and deferral	0.1	0.1

Total net benefit expense	$0.2	$0.2

The acquisition of Varco resulted in the addition of $37.4 million of post-retirement benefit plan obligations.

8. Stock-Based Compensation

We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock option plans. Compensation expense is generally not recognized for stock option grants as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. However, for the unvested Varco options assumed due to the Merger, we must expense the intrinsic value of those options over the remaining vesting period. Compensation expense of $1.1 million related to the vesting of assumed Varco stock options was recognized in the first quarter of 2005 and is included in transaction costs on the income statement. Had compensation expense for the stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation”, our net income and income per share would have been adjusted to the pro forma amounts indicated below (amounts in millions, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$35.6	$11.0

Add:
Total stock-based employee compensation expense included in net income, net of related tax effects	0.7	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(3.3)	(1.5)

Pro forma net income	$33.0	$9.5

Net income per common share:
Basic, as reported	$0.34	$0.13

Basic, pro forma	$0.31	$0.11

Diluted, as reported	$0.33	$0.13

Diluted, pro forma	$0.31	$0.11

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first three months of 2005 and 2004 was $13.19 and $9.20, respectively. The key input variables used in valuing the options granted in 2005 and 2004 were: risk-free interest rate of 2.7% in 2005 and 2.6% in 2004; dividend yield of zero in each year; stock price volatility of 51% in 2005 and 48% in 2004, and expected option lives of five years for each year presented.

9. Recently Issued Accounting Standards

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. We are assessing the impact SFAS No. 123(R) and SAB No. 107 will have on our consolidated financial statements and which transition methods allowed by SFAS No. 123(R) will be elected. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

On March 11, 2005, National-Oilwell, Inc., a Delaware corporation (“National Oilwell”), and Varco International, Inc., a Delaware corporation (“Varco”), jointly announced that the merger of the two companies was approved by stockholders of each company by substantial margins. Pursuant to the Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 (the “Merger Agreement”), between National Oilwell and Varco, on closing of the merger, Varco was merged with and into National Oilwell (the “Merger”) and National Oilwell’s name was changed to “National Oilwell Varco, Inc.” In addition, as a result of the merger, each share of Varco common stock outstanding at the effective time was converted into the right to receive 0.8363 shares of NOV common stock. Effective Monday, March 14, 2005, National Oilwell Varco’s common stock began trade under the symbol NOV on the New York Stock Exchange.

National Oilwell Varco is a worldwide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry.

As a result of the Merger, management has changed its presentation of segment information. Information for prior periods has been made to conform on a comparable basis. The following describes our new business segments:

Rig Technology

Our Rig Technology Group designs, manufactures, sells and services complete rig systems for the drilling, completion, and remediation of oil and gas wells. The Group offers a comprehensive line of highly-engineered machinery which automates complex well construction and management operations, such as offshore and onshore drilling rigs; pipe racking, rotating and assembly systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; and cranes. Demand for the Group’s products is primarily dependent upon capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the Group’s large installed base of equipment. We have made strategic acquisitions during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including new operations in Norway, the United Kingdom and China.

Petroleum Services & Supplies

Our Petroleum Services & Supplies Group provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells, and manage pipelines, flowlines and other oilfield tubular goods. The Group manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including solids control systems, drilling motors, rig instrumentation systems, and drilling mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. The Group’s oilfield tubular services include the provision of inspection and internal coating services and equipment for drillpipe, linepipe, tubing, casing and pipelines, and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The Group sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators.

Distribution Services

Our Distribution Services Group provides maintenance, repair and operating supplies and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America, the Group supports major offshore drilling contractors through locations in the Middle East, Europe, Southeast Asia and South America. The Group employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. Demand for the Group’s services are primarily determined by the level of drilling and remediation activity, and oil and gas production activities.

Executive Summary

Historically high oil and gas prices over the past few years have led to rising levels of exploration and development drilling in many oil and gas basins around the globe. Oil and gas companies, facing declining reserves and the need to grow production to satisfy the rising energy needs of the world, have increased levels of investment in new oil and gas wells. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last several quarters. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to search for and produce reserves.

The rise in demand for drilling rigs has tested the capability of the world’s fleet, much of which is old and of limited capability. Higher rig dayrates have increased cash flows to drilling contractors, who are reinvesting in their fleets of equipment by upgrading and refurbishing older rigs, or by constructing new rigs. This increasing investment in rig capability benefits the Company’s Rig Technology group, which is a leading supplier of drilling equipment and technology. The Group has recently seen rising demand for land rigs, offshore rig equipment, and workover rigs, as demonstrated in its rising level of backlog over the past several quarters. Additionally, the Group also benefits from the sale of coiled tubing units and nitrogen injection equipment used to execute sophisticated new well-stimulation techniques.

The Company’s Petroleum Services & Supplies group benefits from higher activity levels in the oilfield, which fuels demand for the goods and services it supplies. Sales of composite fiberglass pipe, solids control products and services, drilling motors and jars, mud pump expendables, coiled tubing pipe, rig instrumentation equipment and services, and tubular coating and inspection have all benefited from the higher levels of exploration and production investment in drilling and stimulating wells.

The Company’s Distribution Services group benefits from higher levels of oilfield activity, which has spurred rising demand for the maintenance, repair and operating supplies it furnishes to the petroleum industry. Many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the Group, which offers greater purchasing power and sophisticated information management techniques.

The outlook for the Company in the near term is good, as overall activity is expected to remain strong, and as the Company’s backlog for capital equipment sales has continued to increase through the first quarter. However, the seasonal breakup in Canada is expected to adversely affect second quarter results, and a few important markets have not recovered to the levels of activity seen in prior cyclical peaks, namely the Gulf of Mexico, the North Sea, and Venezuela. Nevertheless, strong levels of drilling across North America land, international offshore, and high activity in the Middle East, are expected to lead to continued strong results overall.

Upon the completion of the Merger on March 11, 2005, the Company commenced its integration activities to achieve merger synergies. The synergies are expected to result from, among other things, the reduction of redundant overheads between the companies; lower insurance, interest, IT and corporate costs; and the combining of manufacturing, sales and engineering functions in product lines where the two organizations overlap. Additionally, we expect to achieve benefits from bringing in-house the manufacture of components that were previously purchased from third party vendors. Synergies in the range of $40 million to $50 million pre-tax on an annualized run rate basis are expected to flow into the financial results of the Company between now and the first quarter of 2006. While there can be no guarantee that this level will be achieved, we believe this goal is realistic, and we continue to develop and execute our plans.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the first quarters of 2005 and 2004, and the fourth quarter of 2004 include the following:

				%	%
				1Q05 v	1Q05 v
	1Q05*	1Q04*	4Q04*	1Q04	4Q04
Active Drilling Rigs:
U.S.	1,279	1,119	1,248	14.3%	2.5%
Canada	521	528	420	-1.3%	24.0%
International	876	797	862	9.9%	1.6%

Worldwide	2,676	2,444	2,530	9.5%	5.8%
Active Workover Rigs:
U.S.	1,261	1,190	1,296	6.0%	-2.7%
Canada	769	668	737	15.1%	4.3%

North America	2,030	1,858	2,033	9.3%	-0.1%
West Texas Intermediate Crude prices (per barrel)	$49.88	$35.23	$48.37	41.6%	3.1%
Natural Gas Prices ($/mbtu)	$6.42	$5.61	$6.32	14.4%	1.6%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2005 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 9.5% (from 2,444 to 2,676) and 14.3% (from 1,119 to 1,279), respectively, in the first quarter of 2005 compared to the first quarter of 2004. The average per barrel price of West Texas Intermediate Crude increased 41.6% (from $35.23 per barrel to $49.88 per barrel) while natural gas prices increased 14.4% (from $5.61 per mmbtu to $6.42 per mmbtu) in the first quarter of 2005 compared to the first quarter of 2004.

U.S. rig activity at May 6, 2005 was 1,324 rigs compared to the first quarter average of 1,279 rigs. The company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances

Results of Operations

Operating results by segment are as follows. The actual results include 20 days of Varco operations from the acquisition date of March 11, 2005 (in millions):

	Three Months Ended March 31,
	2005	2004
Revenue:
Rig Technology	$424.4	$204.6
Petroleum Services & Supplies	209.1	115.7
Distribution Services	235.9	218.1
Elimination	(54.5)	(42.2)

Total Revenue	$814.9	$496.2

Operating Profit:
Rig Technology	$44.9	$7.6
Petroleum Services & Supplies	35.2	15.9
Distribution Services	7.6	5.5
Unallocated expenses and eliminations	(10.9)	(3.2)
Transaction Costs	(10.9)	—

Total operating profit	$65.9	$25.8

Operating profit %:
Rig Technology	10.6%	3.7%
Petroleum Services & Supplies	16.8%	13.7%
Distribution Services	3.2%	2.5%

Total Operating Profit %	8.1%	5.2%

Rig Technology

Revenue from Rig Technology was $424.4 million, an increase of $219.8 million (107.4%) compared to the first quarter of 2004. First quarter revenue includes approximately $77.6 million of revenue related to the acquisition of Varco. The remainder of the increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters, as well as increases in spare parts and service revenue. Segment revenues, excluding the first quarter contribution from Varco, increased 70% from the year earlier quarter as a result.

First quarter 2005 actual operating profit for Rig Technology was $44.9 million compared to $7.6 million for the first quarter of 2004, an increase of $37.3 million. The acquisition of Varco contributed approximately $19.1 million of the increase in operating profit. In addition, higher revenue volumes on several large capital equipment orders also contributed to the increase. Excluding the first quarter contribution from Varco, operating profit for the segment increased three-fold, due to higher volumes during the first quarter of 2005 and the impact of higher steel prices on the first quarter 2004 results.

Petroleum Services & Supplies

Revenue from Petroleum Services & Supplies was $209.1 million for the first quarter of 2005 compared to $115.7 million for the first quarter of 2004, an increase of $93.4 million (81%). The majority of the increase is attributable to the addition of product lines acquired from Varco effective March 11, 2005, which totaled $60.4 million for the last 20 days of March. The remaining increase is attributable to high demand for downhole tools and pumping products, which had revenue increases of 25% and 31%, respectively. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 14.3% and 9.5%, respectively, in the first quarter 2005 compared to the same period 2004. Petroleum Services & Supplies also benefited from price increases implemented during 2004. Revenues increased 29% compared to the first quarter of 2004, excluding Varco revenues.

Operating profit from Petroleum Services & Supplies was $35.2 million for the first quarter of 2005 compared to $15.9 million for the first quarter of 2004, an increase of $19.3 million (121%). The majority of the increase was attributable to the addition of product lines acquired from Varco effective March 11, 2005. Operating profit from these product lines was $10.2 million for the last 20 days of March 2005. The remaining increase was attributable to higher profitability from downhole tool sales and rentals, and sales of pumping products which had operating profit increases of 60% and 55%, respectively.

Distribution Services

Revenue from Distribution Services was $235.9 million, an increase of $17.8 million (8%) during the first quarter of 2005 over the comparable 2004 period as all geographic regions showed improvement. North American revenues were especially strong due to the increase in 2005 in the number of active rigs running in the U.S. From a product perspective, maintenance, repair and operating supplies (“MRO”), spare parts, and tubular sales all posted increases.

Operating income of $7.6 million in the first quarter of 2005 increased $2.1 million over the prior year results, due to the increased revenue and higher base margins resulting from price increases on certain products, offset by higher operating expenses associated with the Company’s Canadian expansion.

Unallocated expenses and eliminations

Unallocated expenses and eliminations were $10.9 million and $3.2 million for the quarters ended March 31, 2005 and 2004, respectively. The increase in operating costs was due to costs associated with Varco operations since the acquisition date, greater inter-segment profit eliminations, and cost increases associated with complying with the Sarbanes-Oxley Act of 2002.

Interest expense

Interest expense was $10.7 million for the first quarter of 2005 compared to $9.3 million for the same period of 2004. The increase was primarily due to interest costs associated with debt assumed in the Varco transaction. See summary of outstanding debt at March 31, 2005 under Liquidity and Capital Resources.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2005 was 35.1% (32.7% excluding transactions costs associated with the Merger) compared to 29.1% for the same period in 2004, reflecting a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the U.S. associated with export sales. The U.S. laws granting this tax benefit were repealed as part of the American Jobs Creation Act of 2004 and this benefit will be phased out during the next two years. A new tax benefit associated with U.S. manufacturing operations passed into law under the same Act and will be phased in over the next five years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit. We anticipate our tax rate for 2005 to be approximately 32% for continuing operations.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents of $295.1 million, and total debt of $1.0 billion. At December 31, 2004, cash and cash equivalents were $142.7 million and total debt was $500.0 million. The increase in cash holdings and outstanding debt was a result of net cash acquired of $158.8 million and debt assumed of $492.8 million related to the Varco acquisition. The Company’s outstanding debt at March 31, 2005 consisted of $200.0 million of 5.65% senior notes due 2012, $200.0 million of 7.25% senior notes due 2011, $150.0 million of 6.875% senior notes due July 2005, $150.0 million of 6.5% senior notes due 2011, $150.0 million of 5.5% senior notes due 2012, $100.0 million of 7.5% senior notes due 2008, and other debt $50.3 million. Included in other debt is the revaluation of the Varco debt assumed in the acquisition which resulted in additional debt recognition of $33.6 million. Debt assumed in the Merger was recorded at fair value, which exceeded the notional amount by $33.6 million. The difference will be amortized to interest expense over the remaining life of the debt.

For the first quarter of 2005, cash used for operating activities was $42.5 million compared to cash provided by operating activities of $11.4 million in the same period of 2004. Cash was provided by operations primarily through net income of $35.6 million plus non-cash charges of $16.3 million and $13.5 million of tax benefit from the exercise of nonqualified stock options. These positive cash flows were offset by increases in receivables of $19.9 million, inventories of $22.1 million, costs in excess of billings of $27.8 million, and decreases in billings in excess of costs of $28.8 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first quarter of 2005 compared to the fourth quarter of 2004, while inventory increased due to growing backlog orders.

For the first quarter of 2005, cash provided from investing activities was $152.1 million compared to cash used of $4.4 million for the same period of 2004. Net cash acquired in the Varco acquisition in the first quarter of 2005 was $158.8 million.

For the first quarter of 2005, cash provided by financing activities was $44.4 million compared to cash used of $12.7 million. Cash was provided by net borrowings of $7.9 million and proceeds from exercised stock options of $36.5 million.

At March 31, 2005, we had three primary committed unsecured credit facilities: a North America facility: a Norwegian facility, and a Varco facility. Total borrowing capacity under these three facilities is $424 million. All three facilities are available for general corporate purposes and acquisitions, including letters of credit and performance bonds. We are presently negotiating to replace one or more of these facilities with a new unsecured facility. At March 31, 2005, there was $338 million of funds available from these three facilities, with $78 million being used for letters of credit and $8 million of borrowings against the Norwegian facility.

We believe cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

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

Inflation has not had a material impact on our operating results or financial condition in recent years. We believe that the higher costs for energy, steel and other commodities experienced in 2004 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, energy or other commodity prices may adversely impact future periods.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to allowance for doubtful accounts; inventory reserves; warranty accruals; impairments of long-lived assets (including goodwill); income taxes and pensions and other postretirement benefits. Our estimates are based on historical experience and on our future expectations that we believe are reasonable; the combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Revenue Recognition

The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.

Revenue Recognition under Long-term Construction Contracts

The Company recognizes revenue on certain long-term construction contracts using the percentage-of-completion method, an output based measure focused on engineering estimates and manufacturing progress. This method is used because we believe this is the most meaningful measurement of the extent of progress toward completion. This methodology requires us to make estimates regarding the total costs of the project, our progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Provisions for anticipated losses on uncompleted contracts are recorded in full when such losses become evident.

Allowance for Doubtful Accounts

Allowance for doubtful accounts are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, our customers may be unable to repay these receivables, and additional allowances could be required.

Inventory Reserves

Reserves for inventory are determined based on our historical usage of inventory on-hand as well as our future expectations related to requirements to provide spare parts for our substantial installed base and new products. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require the Company to record additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Warranty Accruals

Accruals for warranty claims are provided based on historical experience at the time of sale. Most product warranties cover periods from one to three years. Our accruals for warranty claims are affected by the size of our installed base of products currently under warranty, as well as new products delivered to the market. If actual experience proves different from historical estimates, changes to the Company’s provision rates may be required.

Impairment of Long-Lived Assets (Including Goodwill)

Long-lived assets, which include property and equipment, goodwill, and identified intangible assets, comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions or the intended use of these assets could require a provision for impairment in a future period.

In accordance with SFAS 142, the Company performs a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The annual impairment tests are performed during the fourth quarter of each year. If it is determined that goodwill is impaired, that impairment is measured based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. Fair value of the reporting units is determined based on internal management estimates, using a combination of three methods: discounted cash flow, comparable companies, and representative transactions.

Income Taxes

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

We currently have recorded significant valuation allowances that we intend to maintain until it is more likely than not the deferred tax assets will be realized. Other than valuation allowances associated with tax attributes acquired through acquisitions, our income tax expense recorded in the future will be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, such adjustment may impact goodwill rather than the income tax provision. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax reserves for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the reserves are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

Pensions and Other Postretirement Benefits

The Company accounts for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. Significant elements in determining our pension income or expense in accordance with FAS 87 are the discount rate assumption and the expected return on plan assets. The discount rate used approximates the weighted average rate of return on high-quality fixed income investments whose maturities match the expected payouts. The expected return on plan assets is based upon the geometric mean of historical returns of a number of different equities, including stocks, bonds and U.S. treasury bills. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense.

Recently Issued Accounting Standards

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is assessing the impact SFAS No. 123(R) and SAB No. 107 will have on its consolidated financial statements and which transition methods allowed by SFAS No. 123(R) will be elected. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for us on January 1, 2006.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected Merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K for the year ending December 31, 2004, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Supplemental Pro Forma Comparison

The pro forma information reflects results as if the Varco acquisition occurred at the beginning of the first quarter of 2005 and 2004. The results include the estimated effect of purchase accounting adjustments, but do not include any effect from cost savings that may result from the merger and do not include restructuring charges, amortization of unvested compensation expense associated with stock options issued as part of the Merger, litigation gains and transaction-related costs in prior periods. The unaudited pro forma financial statements are presented for informational purposes only and are not necessarily indicative of actual results of operations or financial position that would have occurred had the transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future results.

Pro forma operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Revenue:
Rig Technology	$543.3	$343.2
Petroleum Services & Supplies	402.0	319.5
Distribution Services	235.9	218.1
Elimination	(58.4)	(42.2)

Total Revenue	$1,122.8	$838.6

Operating Profit:
Rig Technology	$61.3	$18.1
Petroleum Services & Supplies	63.6	45.9
Distribution Services	7.6	5.5
Unallocated expenses and eliminations	(22.0)	(11.5)
Transaction Costs	—	—

Total operating profit	$110.5	$58.0

Operating profit %:
Rig Technology	11.3%	5.3%
Petroleum Services & Supplies	15.8%	14.4%
Distribution Services	3.2%	2.5%

Total Operating Profit %	9.8%	6.9%

Rig Technology revenue on a pro forma basis increased $200.1 million or 58%, from $343.2 million in the first quarter of 2004 to $543.3 million for the quarter ended March 31, 2005, principally due to the growing capital equipment market for drilling, workover and coiled tubing products discussed above. Rig Technology operating profit was $61.3 million for the first quarter, an increase of $43.2 million over the same period of 2004 on a pro forma basis. The increase was due to higher sales volumes and reduced costs on capital equipment orders as compared to the first quarter of 2004, as well as overhead cost reductions. Backlog of the Rig Technology capital products was $851.6 million at March 31, 2005, an increase of 9% over pro forma combined backlog of $782.9 million at December 31, 2004. Pro forma orders for the period ending March 31, 2005 were $373.7 million, reflective of the growing demand for the Company’s drilling and well servicing products.

Revenue on a pro forma basis from Petroleum Services & Supplies was $402.0 million for the first quarter of 2005 compared to $319.5 million for first quarter of 2004, an increase of $82.5 million (26%). The increase is attributable to a significant increase in U.S. and worldwide drilling activity; price increases implemented during 2004; strong spare parts and consumable sales to support increased drilling, and acquisitions made after the first quarter of 2004. The revenue increase attributable to acquisitions is approximately $7.4 million. Operating profit on a pro forma basis for Petroleum Services & Supplies was $63.6 million for the first quarter of 2005 compared to $45.9 million for the first quarter of 2004, an increase of $17.7 million (38.6%). Improved year-over-year results were posted across most product lines, offset by a 17% decline in pipeline inspection, and lower margins in fiberglass pipe sales due to significantly higher raw material costs.

Revenue from Distribution Services was $235.9 million, an increase of $17.8 million (8%), during the first quarter of 2005 over the comparable 2004 period as all geographic regions showed improvement. Operating income of $7.6 million in the first quarter of 2005 increased $2.1 million over the prior year results, due to the increased revenue and higher base margins resulting from price increases on certain products, offset by higher operating expenses associated with the Company’s Canadian expansion.

Unallocated expenses and eliminations on a pro forma basis were $22.0 million and $11.5 million for the first quarter of 2005 and 2004. The increase in operating loss was due to greater inter-segment profit eliminations, cost increases associated with complying with Sarbanes-Oxley legislation, and greater legal costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange gains in our income statement of approximately $0.5 million in the first three months of 2005, compared to $1.6 million in foreign exchange losses in the same period of the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

Some of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. In order to mitigate that risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to these contracts are major financial institutions, which minimizes counterparty credit risk.

Interest Rate Risk

Our long term borrowings consist of $150 million in 6.875% senior notes, $100 million in 7.5% senior notes, $150 million in 6.5% senior notes, $200 million in 7.25% senior notes, $200 million in 5.65% senior notes and $150 million in 5.5% senior notes. We also have borrowings under our other facilities totaling $8 million at March 31, 2005. A portion of the borrowings are denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, NIBOR or EURIBOR. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Based upon our March 31, 2005 borrowings under our variable rate facilities of $8 million, an immediate change of one percent in the interest rate would cause a change in annual interest expense of approximately $0.1 million. Our objective in maintaining a portion of our debt in variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

As of March 31, 2005, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under this agreement, we receive interest at a fixed rate of 7.5% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

We are required to disclose certain changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. There are none. However, in the process of documenting and testing our internal control in connection with compliance with Rule 13a-15(c) under the Exchange Act of 1934, as amended (required by Section 404 of the Sarbanes-Oxley Act of 2002) we have made changes, and will continue to make changes, to refine and improve our internal control. Additionally, the Company appointed a new Chief Financial Officer and a new Corporate Controller following its merger with Varco during the first quarter.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

          On August 11, 2004, the boards of directors of National-Oilwell, Inc., a Delaware corporation (“National-Oilwell”), and Varco International, Inc., a Delaware corporation (“Varco”), agreed to a merger transaction pursuant to the terms of an Agreement and Plan of Merger dated as of August 11, 2004 (the “Merger Agreement”), pursuant to which, Varco would merge with and into National-Oilwell. The Merger required the approval of the stockholders of both companies.

          We held a special meeting of our stockholders to vote on these matters in Houston, Texas on March 11, 2005. The proxy solicitation materials were first mailed to stockholders on or about February 9, 2005. In addition, stockholders of National Oilwell also approved the National Oilwell Varco Long-Term Incentive Plan. The following table summarizes the results of this special meeting:

		Votes Cast

	For	Against	Abstain

To approve the adoption of the Merger Agreement, as amended, including the issuance of shares of National Oilwell common stock in the Merger and an amendment to National Oilwell’s certificate of incorporation increasing the authorized number of shares of common stock to 500 million, eliminating the class of special voting stock and changing the company’s name to National Oilwell Varco, Inc.	69,095,426	133,922	23,742

To approve the National Oilwell Varco 2005 Long-Term Incentive Plan	64,081,795	5,140,590	30,705

          As a result of votes tabulated at the special meeting held on March 11, 2005, both measures were approved by our stockholders.

Item 6. Exhibits

          Reference is hereby made to the Exhibit Index commencing on Page 23.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	/s/ Clay C. Williams

Clay C. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

(a) Exhibits

Exhibit No.	Description	Note No.

4.1	Indenture, dated as of February 25, 1998, between Varco, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).	(Note 2)

4.1.1	Fifth Supplemental Indenture dated September 30, 2004 to Indenture dated February 25, 1998 by and among Varco, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 18)

4.2	Indenture, dated as of May 1, 2001, among Varco, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).	(Note 3)

4.2.1	Third Supplemental Indenture dated September 30, 2004 to Indenture dated May 1, 2001 by and among Varco, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 18)

4.3	Indenture, dated as of November 19, 2002, between Varco, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 4)

4.3.1	First Supplemental Indenture dated September 30, 2004 to Indenture dated November 19, 2002 by and among Varco, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 18)

4.4	Registration Rights Agreement dated as of November 19, 2002, among Varco and Salomon Smith Barney Inc.	(Note 4)

10.1.1*	Form of Stock Option Agreement (Exhibit 10.1)	(Note 1)

10.2	Credit Agreement, dated as of June 30, 2004, among Varco, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, and Comercia Bank as Co-Syndication Agents, Credit Suisse First Boston, as Documentation Agent, and the other Banks a party thereto.	(Note 17)

10.2.1	Release of Guaranty Obligations dated September 30, 2004 related to the Credit Agreement dated June 30, 2004 by Wells Fargo Bank, N.A. as administrative agent.	(Note 18)

10.2.2	Amendment No. 1, Consent, and Agreement, dated as January 14, 2005, among Varco, the lenders party to the credit agreement, dated June 30, 2004, and Wells Fargo, N.A. as administrative agent.	(Note 19)

10.3*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 14)

10.4*	2003 Equity Participation Plan of Varco International, Inc.	(Note 15)

10.4.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 13)

10.4.2*	Form of Signature Page for Executive Officer Stock Option Agreement	(Note 16)

10.5*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 5)

Exhibit No.	Description	Note No.

10.6*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 6)

10.7*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 14)

10.8.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 7)

10.9	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 8)

10.9.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10 B	(Note 7)

10.10*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 9)

10.10.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 10)

10.11*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 7)

10.11.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 11)

10.12*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 14)

10.12.1*	First Amendment to the Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan	(Note 16)

10.13*	Form of Amendment and Restated Executive Agreement of certain members of senior management	(Note 16)

10.14*	Form of Executive Agreement of certain members of senior management	(Note 12)

10.14.1*	Form of First Amendment to Executive Agreements	(Note 12)

10.15*	Executive Agreement of John F. Lauletta	(Note 12)

10.16*	Executive Agreement of Joseph C. Winkler	(Note 12)

10.17*	Agreement with George Boyadjieff dated November 29, 2002	(Note 14)

10.17.1*	First Amendment to Agreement with George Boyadjieff dated December 19, 2003	(Note 16)

10.18*	Form of Indemnity Agreement	(Note 12)

10.19*	Form of Amended and Restated Indemnification Agreement	(Note 18)

10.20*	Form of Deferred Stock Unit Award	(Note 16)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amend

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

Note 1	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.

Note 2	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 3	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 4	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 5	Incorporated by reference to Varco’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 6	Incorporated by reference to Varco’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 7	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 8	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 9	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 10	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 12	Incorporated by reference to Varco’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 13	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 15	Incorporated by reference to Varco’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003.

Note 16	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed on May 6, 2004.

Note 17	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed on August 5, 2004.

Note 18	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed on November 9, 2004.

Note 19	Incorporated by reference to Varco’s Current Report on Form 8-K, filed on January 26, 2005.