Form 10-Q
period 2005-06-30
NATIONAL OILWELL VARCO INC
filed 2005-08-05
CIK 1021860

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12317
NATIONAL OILWELL VARCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
10000 Richmond Avenue
Houston, Texas
77042-4200

(Address of principal executive offices)
(713) 346-7500

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
As of July 29, 2005, 173,396,555 common shares were outstanding.

ITEM 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$322.4	$142.7
Receivables, net	892.5	480.1
Inventories, net	1,070.2	657.5
Costs in excess of billings	349.0	226.5
Deferred income taxes	54.6	15.6
Prepaid and other current assets	51.7	15.0

Total current assets	2,740.4	1,537.4

Property, plant and equipment, net	931.9	255.1
Deferred income taxes	60.6	55.1
Goodwill	2,109.3	639.0
Intangibles, net	520.3	91.0
Other assets	20.6	21.1

	$6,383.1	$2,598.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$525.9	$407.7
Accrued liabilities	379.5	209.5
Current portion of long-term debt and short-term borrowings	154.3	150.0
Accrued income taxes	46.6	33.0

Total current liabilities	1,106.3	800.2

Long-term debt	835.4	350.0
Deferred income taxes	371.2	102.8
Other liabilities	73.4	31.5

Total liabilities	2,386.3	1,284.5

Commitments and contingencies

Minority interest	18.4	17.8

Stockholders’ equity:
Common stock – par value $.01; 173,106,566 and 85,995,266 shares issued and outstanding at June 30, 2005 and December 31, 2004	1.7	0.9
Additional paid-in capital	3,349.8	692.9
Unearned stock-based compensation	(26.2)	—
Accumulated other comprehensive income (loss)	(12.9)	33.4
Retained earnings	666.0	569.2

	3,978.4	1,296.4

	$6,383.1	$2,598.7

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,215.7	$533.5	$2,030.6	$1,029.7

Cost of revenue	960.5	415.9	1,613.6	808.5

Gross profit	255.2	117.6	417.0	221.2

Selling, general, and administrative	137.8	79.3	222.8	157.1

Transaction costs	15.3	—	26.2	—

Operating profit	102.1	38.3	168.0	64.1

Interest and financial costs	(14.1)	(9.6)	(24.8)	(18.9)
Interest income	1.5	0.7	2.5	1.3
Other income (expense), net	1.1	1.0	0.4	(0.3)

Income before income taxes and minority interest	90.6	30.4	146.1	46.2
Provision for income taxes	28.3	8.8	47.8	13.4

Income before minority interest	62.3	21.6	98.3	32.8
Minority interest in income of consolidated subsidiaries	1.1	0.2	1.5	0.4

Net income	$61.2	$21.4	$96.8	$32.4

Net income per share:

Basic	$0.35	$0.25	$0.70	$0.38

Diluted	$0.35	$0.25	$0.69	$0.38

Weighted average shares outstanding:

Basic	172.3	85.8	138.8	85.6

Diluted	174.2	86.4	140.4	86.2

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2005	2004
Cash flow from operating activities:
Net income	$96.8	$32.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	51.3	20.7
Tax benefit from exercise of nonqualified stock options	13.9	2.7
Other	(3.4)	5.7

Changes in assets and liabilities, net of acquisitions:
Receivables	(9.6)	14.8
Inventories	(56.9)	(75.0)
Costs in excess of billing	(135.9)	3.2
Prepaid and other current assets	(10.8)	22.0
Accounts payable	29.5	(17.5)
Billings in excess of cost	(13.9)	(3.1)
Other assets/liabilities, net	18.3	12.9

Net cash provided (used) by operating activities	(20.7)	18.8

Cash flow from investing activities:
Purchases of property, plant and equipment	(38.5)	(14.1)
Cash acquired in Varco merger	163.5	—
Other	2.8	4.7

Net cash provided (used) by investing activities	127.8	(9.4)

Cash flow from financing activities:
Borrowing against lines of credit	170.2	278.8
Payments against lines of credit and other debt	(171.1)	(308.4)
Proceeds from stock options exercised	76.5	11.6

Net cash provided (used) by financing activities	75.6	(18.0)

Effect of exchange rate loss on cash	(3.0)	(2.9)

Increase (decrease) in cash equivalents	179.7	(11.5)
Cash and cash equivalents, beginning of period	142.7	74.2

Cash and cash equivalents, end of period	$322.4	$62.7

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$17.8	$17.2
Income taxes	$43.5	$14.2
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature (except for transaction costs), necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
The Merger has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 11, 2005. The total preliminary purchase price is $2,563.5 million, including the fair value of Varco stock options assumed and estimated acquisition related transaction costs, and is comprised of (in millions):

Shares issued to acquire the outstanding common stock of Varco (84.0 million shares at $29.99 per share)	$2,518.4
Fair value of Varco stock options assumed	48.9
Unearned compensation related to stock options assumed	(32.1)
Merger related transaction costs	28.3

Total preliminary purchase price	$2,563.5

The fair value of shares issued was determined using an average price of $29.99, which represented the average closing price of our common stock from five trading days before to five trading days after the Agreement Date. The fair value of options assumed was calculated using the Black-Scholes valuation model with the following assumptions as of the Merger Date: expected life from vest date ranging from 0.64 years to 3.6 years, risk-free interest rate of 2.0% — 3.1%, expected volatility of 34% to 47% and no dividend yield. In accordance with our Agreement and Plan of Merger, the number of Varco options exchanged was determined by multiplying the number of Varco options outstanding at closing by 0.8363. Approximately 2.2 million of the 4.0 million Varco options outstanding were fully vested as of the Merger. The portion of the intrinsic value of unvested Varco options related to future service has been allocated to unearned compensation cost and is being amortized using the remaining vesting period of 2.3 years. Compensation expense of $4.8 million and $5.9 million related to the vesting of the exchanged options was recognized in the second quarter and first half of 2005, respectively, and is included in transaction costs on the income statement.
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

Cash and marketable securities	$163.5
Trade receivables	385.3
Other current assets	28.5
Inventory	378.1
Property, plant and equipment	688.6
Goodwill	1,484.7
Intangible assets	442.1
Other non-current assets	11.3
Accounts payable and accrued liabilities	(223.9)
Income taxes payable	(13.7)
Debt	(492.8)
Deferred tax liabilities, net	(240.3)
Other non-current liabilities	(47.9)

Total preliminary purchase price	$2,563.5

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
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of National-Oilwell and Varco, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the six months ended June 30, 2005 excludes certain merger-related items such as one-time expense associated with integration expenses and stock-based compensation charges for unvested options assumed, and severance expenses recorded by National-Oilwell in its statements of operations related to change in control provisions that were triggered as part of our Agreement and Plan of Merger in March 2005. The pro forma financial information for all periods presented includes the business combination accounting effect on historical Varco revenues, adjustments to depreciation on acquired property, and amortization charges from acquired intangible assets, and related tax effects.
The unaudited pro forma financial information for the six months ended June 30, 2005 and 2004 combines the historical results for National-Oilwell for the six months ended June 30, 2005 and 2004 and the historical results for Varco for the six months ended June 30, 2005 and 2004 (in millions):

	Six Months Ended June 30,
	2005	2004
Total revenues	$2,338.5	$1,741.1

Net income	$132.8	$73.6

Basic net income per share	$0.77	$0.43

Diluted net income per share	$0.77	$0.43

Recent Events
We announced on June 24, 2005 that the merger between National Oilwell and Varco has been challenged by the Norwegian Competition Authority (NCA). The NCA’s objection stipulates that the Company must divest certain Norwegian subsidiaries owned by National Oilwell prior to the merger, which conduct business related to the sale and maintenance of drilling equipment. The proposed remedy as we understand it does not affect businesses in Norway owned by Varco prior to the merger, nor does it affect National Oilwell’s business not engaged in the provision of the sale and maintenance of drilling equipment. We strongly disagree with the NCA’s conclusions, and are actively pursuing an appeal before the Norwegian Ministry of Modernization. We believe that we will be able to resolve matters with the relevant Norwegian government authorities without any material impact on the business or operations of the Company. The merger between National Oilwell and Varco has passed all other anti-trust regulatory agencies around the world, including the Antitrust Division of the U.S Department of Justice.
3. Inventories
Inventories consist of (in millions):

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$180.0	$62.6
Work in process	243.4	104.2
Finished goods and purchased products	646.8	490.7

Total	$1,070.2	$657.5

Inventories at June 30, 2005 includes amounts from the Varco acquisition — see Note 2 regarding the Varco Merger.
4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2005	2004
Accrued compensation	$72.6	$37.0
Customer prepayments	60.9	27.9
Billings in excess of costs	16.6	32.0
Other accrued liabilities	229.4	112.6

Total	$379.5	$209.5

Accrued liabilities at June 30, 2005 includes amounts from the Varco acquisition — see Note 2 regarding the Varco Merger.
5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$61.2	$21.4	$96.8	$32.4
Currency translation adjustments	(27.5)	—	(45.7)	(2.1)
Other	(3.7)	—	(0.6)	(0.5)

Comprehensive income	$30.0	$21.4	$50.5	$29.8

6. Business Segments
As a result of the Merger, management has changed its presentation of segment information. Information for prior periods has been restated on a comparable basis. The following describes our new business segments:

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
Petroleum Services & Supplies
Our Petroleum Services & Supplies Group provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells, and manage pipelines, flowlines and other oilfield tubular goods. The Group manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including solids control systems, drilling motors, rig instrumentation systems, and drilling mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. The Group’s oilfield tubular services include the provision of inspection and internal coating services and equipment for drillpipe, linepipe, tubing, casing and pipelines, and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The Group sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors; processors and manufacturers; and pipeline operators.
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

Operating results by segment are as follows (in millions). The 2005 actual results include Varco operations from the acquisition date of March 11, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Rig Technology	$575.2	$234.9	$999.6	$439.5
Petroleum Services & Supplies	451.5	120.3	660.6	236.0
Distribution Services	258.0	218.4	493.9	436.5
Eliminations	(69.0)	(40.1)	(123.5)	(82.3)

Total Revenue	$1,215.7	$533.5	$2,030.6	$1,029.7

Operating Profit:
Rig Technology	$51.9	$17.4	$96.8	$25.0
Petroleum Services & Supplies	76.6	17.4	111.8	33.3
Distribution Services	9.6	6.7	17.2	12.2
Unallocated expenses and eliminations	(20.7)	(3.2)	(31.6)	(6.4)
Transaction costs	(15.3)	—	(26.2)	—

Total Operating Profit	$102.1	$38.3	$168.0	$64.1

Operating Profit %:
Rig Technology	9.0%	7.4%	9.7%	5.7%
Petroleum Services & Supplies	17.0%	14.5%	16.9%	14.1%
Distribution Services	3.7%	3.1%	3.5%	2.8%

Total Operating Profit %	8.4%	7.2%	8.3%	6.2%

7. Debt
Debt consists of (in millions):

	June 30,	December 31,
	2005	2004
$150.0 million Senior Notes, interest at 6.875% payable semiannually, principal due on July 1, 2005	$150.0	$150.0
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	103.9	—
$150.0 million Senior Notes, interest at 6.50% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	220.5	—
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	152.0	—
Other	13.3	—

Total debt	989.7	500.0
Less current portion	154.3	150.0

Long-term debt	$835.4	$350.0

Senior Notes
Our $150 million of 6.875% unsecured senior notes were repaid on July 1, 2005 using available cash balances. The Senior Notes contain reporting covenants and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at June 30, 2005.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaces the Company’s $175 million North American revolving credit facility and our Norwegian facility. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At June 30, 2005, there were no borrowings against this facility and there were $86 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to ratings-based grid, or the prime rate.
Other
Other debt includes approximately $11 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.
8. Employee Benefit Plans
Total net benefit expense associated with the Company’s defined benefit pension and postretirement benefit plans consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pension Benefits

Service cost	$0.9	$0.7	$1.6	$1.5
Interest cost	2.4	1.9	4.5	3.8
Expected return on plan assets	(2.2)	(2.0)	(4.4)	(4.0)
Net amortization and deferral	0.3	0.4	0.7	0.7

Total net benefit expense	$1.4	$1.0	$2.4	$2.0

Postretirement Benefits

Service cost	$0.1	$—	$0.1	$—
Interest cost	0.5	0.2	0.6	0.3
Net amortization and deferral	0.1	—	0.2	0.1

Total net benefit expense	$0.7	$0.2	$0.9	$0.4

The acquisition of Varco resulted in the addition of $42.4 million of pension and post-retirement benefit plan obligations. See Note 2 regarding the Varco Merger.

9. Stock-Based Compensation
We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock option plans. Compensation expense is generally not recognized for stock option grants as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. However, for the unvested Varco options exchanged in the Merger (see Note 2), we expense the intrinsic value of those options over the remaining vesting period. Compensation expense of $4.8 million and $5.9 million related to the vesting of the exchanged options was recognized in the second quarter and first half of 2005, respectively, and is included in transaction costs on the income statement. Had compensation expense for all of our stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation”, our net income and income per share would have been adjusted to the pro forma amounts indicated below (amounts in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$61.2	$21.4	$96.8	$32.4

Add:
Total stock-based employee compensation expense included in net income, net of related tax effects	3.1	—	3.8	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.5)	(2.1)	(11.8)	(3.6)

Pro forma net income	$55.8	$19.3	$88.8	$28.8

Net income per common share:
Basic, as reported	$0.35	$0.25	$0.70	$0.38

Basic, pro forma	$0.32	$0.23	$0.64	$0.34

Diluted, as reported	$0.35	$0.25	$0.69	$0.38

Diluted, pro forma	$0.32	$0.22	$0.63	$0.33

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the first six months of 2005 and 2004 was $13.19 and $9.20, respectively. The key input variables used in valuing the options granted in 2005 and 2004 were: risk-free interest rate of 2.7% in 2005 and 2.6% in 2004; dividend yield of zero in each year; stock price volatility of 51% in 2005 and 48% in 2004, and expected option lives of five years for each year presented.
10. Recently Issued Accounting Standards
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation. FIN 47 will be effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged. We are currently evaluating the impact this interpretation may have on our financial position, results of operations or cash flows.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
On March 11, 2005, National-Oilwell, Inc., a Delaware corporation (“National Oilwell”), and Varco International, Inc., a Delaware corporation (“Varco”), jointly announced that the merger of the two companies was approved by stockholders of each company by substantial margins. Pursuant to the Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 (the “Merger Agreement”), between National Oilwell and Varco, on closing of the merger, Varco was merged with and into National Oilwell (the “Merger”) and National Oilwell’s name was changed to “National Oilwell Varco, Inc.” In addition, as a result of the merger, each share of Varco common stock outstanding at the effective time was converted into the right to receive 0.8363 shares of NOV common stock. Effective Monday, March 14, 2005, National Oilwell Varco’s common stock began to trade under the symbol NOV on the New York Stock Exchange.
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

Executive Summary
Activity levels in most of our markets were very strong during the second quarter of 2005. Historically high oil and gas prices over the past few years have led to rising levels of exploration and development drilling in many oil and gas basins around the globe. Oil and gas companies, facing declining reserves and the need to grow production to satisfy the rising energy needs of the world, have increased levels of investment in new oil and gas wells. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last several quarters. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves.
The rise in demand for drilling rigs has tested the capability of the world’s fleet, much of which is old and of limited capability. Drilling contractors have benefited from higher rig dayrates over the past few quarters, and dayrates moved significantly higher during the second quarter of 2005. This has increased cash flows to drilling contractors, who are reinvesting in their fleets of equipment by upgrading and refurbishing older rigs, or by constructing new rigs. Many new offshore jackup rig construction projects were announced through the first half of 2005, and the second quarter saw the announcement of a number of more expensive offshore floating rig new construction projects. There are approximately 37 jackup rigs and 10 floating rigs being constructed worldwide. Additionally, demand for land rigs and components continued to strengthen. This increasing investment in rig capability is benefiting the Company’s Rig Technology group, which is a leading supplier of drilling equipment and technology. The Company has the capability to supply up to approximately $41 million of equipment for a typical jackup rig, up to approximately $100 million of equipment for a floating rig, and an entire land rig (except for certain components such as engines, which the Company buys in). Placement of orders for drilling equipment for many of these offshore projects, together with continued strong demand for land rigs and components, drove a 40% increase in backlog for the Rig Technology group through the second quarter. Additionally, the group has benefited from the sale of coiled tubing and nitrogen injection equipment used to execute sophisticated new well-stimulation techniques.
The Company’s Petroleum Services & Supplies group is benefiting from higher activity levels in the oilfield, which fuels demand for the goods and services it supplies. Sales of composite fiberglass pipe, solids control products and services, drilling motors and jars, mud pump expendables, coiled tubing pipe, rig instrumentation equipment and services, and tubular coating and inspection have all benefited from the higher levels of exploration and production investment in drilling and stimulating wells. The second quarter results for the group were adversely impacted by the seasonal breakup in Canada, when road bans enacted during the spring thaw season limit movement of rigs and thus reduce drilling activity in Canada. The group’s operating profit from Canada declined approximately $10.2 million due to breakup, compared to the pro forma combined results for the group in the first quarter. Group results are expected to improve in Canada in the third quarter, as oilfield activity typically resumes following the second quarter seasonal decline in activity. Second quarter results were also adversely impacted by weak results from the group’s pipeline inspection operations, which had low volumes due to delays in several projects, and lower pricing in North America. Excluding Canadian oilfield services and worldwide pipeline inspection operations, the group posted higher revenues, up 13% on a proforma basis, at excellent incremental margins, due to the high level of oilfield activity in most areas and the effect of price increases implemented across many products and services over the last few quarters.
The Company’s Distribution Services group has also benefited from higher levels of oilfield activity, which has spurred rising demand for the maintenance, repair and operating supplies it furnishes to the petroleum industry. Many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the group, which offers greater purchasing power and sophisticated information management techniques. The group’s Canadian revenues declined slightly due to breakup, but the decline was more than offset by gains in the U.S. and in other international locations.
The Rig Technology group results were adversely impacted by developments with a large rig fabrication project for a customer in Kazakhstan, which resulted in a $21.7 million pre-tax charge, or $0.08 per share after tax, during the second quarter. Our customer awarded us this $150 million design and fabrication project last summer, on a very fast one-year timetable. The project includes two large 3000 horsepower land rigs that are coupled with a joint support module designed to hold enough pipe, mud and cement to continue drilling throughout the harsh Caspian winters. The entire structure utilizes a unique skidding system to walk across the ground to move from well to well. The rigs were scheduled to ship in the third quarter of 2005, in order to be able to deliver the rigs to Kazakhstan before cold winter weather prevented their arrival. Due to the short timetable, components for the rigs were fabricated at many of our facilities around the world, and were brought to our Galena Park facility in Houston during the second quarter for final rig up. As components arrived it became evident that additional engineering and assembly would be required in order to integrate the components. As a result of the required modifications the overall weight of the project was increased from approximately 9,000 tons to 11,000 tons, and substantially more rig-up labor was required to complete the rigs. We currently expect to ship the rigs in the third quarter of 2005, very close to our original deadline. We believe our latest cost estimates to complete the project are realistic, but cannot offer absolute assurance that we will not encounter additional setbacks. Excluding the revenue and operating profit impact of this project, Rig Technology revenues were $563.2 million and operating profit was $73.6 million, or 13.1% of revenue for the second quarter of 2005.

The outlook for the Company through the second half of 2005 is good, because, overall activity is expected to remain strong, and because, the Company’s backlog for capital equipment sales has risen 52% through the first half of the year. Overall very high levels of drilling across the North America land market and the Middle East, in particular, are expected to continue to drive improved results. Nevertheless, a few important markets have not recovered to the levels of activity seen in prior cyclical peaks, namely the Gulf of Mexico, the North Sea, and Venezuela, but these all appear to be showing modest improvement.
High demand for equipment are expected to result in improved results for our Rig Technology segment in the second half. Over the long run, and excluding swings in mix and other factors, we expect operating leverage, or incremental operating profit divided by incremental revenue, for the Rig Technology group to be in the range of about 22%. Emergence from the seasonal breakup in Canada, and improving pricing for many products and services are expected to result in improved results in the Petroleum Services & Supplies segment. Over the long run, and excluding swings in mix and other factors, we expect operating leverage in the Petroleum Services & Supplies group to be in the range of 30%. The Distribution segment is expected to benefit from the resumption of higher activity levels in Canada, as well as continued high levels of drilling and workover activity elsewhere in the world. Over the long run, and excluding swings in mix and other factors, we expect operating leverage in this group to be approximately 10%.
Upon the completion of the merger with Varco on March 11, 2005 the Company commenced its integration activities to achieve merger synergies. The synergies are expected to result from, among other things, the reduction of redundant overheads between the companies; lower insurance, interest, IT and corporate governance costs; and the combining of manufacturing, sales and engineering functions in product lines where the two organizations overlap. Additionally, we expect to achieve benefits from bringing the manufacture of components in-house, that were previously purchased from third party vendors. Operating profit improvements in the range of $60 million pre-tax on an annualized run rate basis are expected to flow into the financial results of the Company throughout 2005 and into the first quarter of 2006, higher than earlier estimates. While there can be no guarantee that this level will be achieved, we believe this goal is realistic and continue to develop and execute our plans. We recognized $15.3MM in transaction and restructuring costs during the second quarter, including severance expenses, inventory rationalization costs, and the amortization of options issued by the company as consideration for the Varco merger.
We announced on June 24, 2005 that the merger between National Oilwell and Varco has been challenged by the Norwegian Competition Authority (NCA). The NCA’s objection stipulates that the Company must divest certain Norwegian subsidiaries owned by National Oilwell prior to the merger, which conduct business related to the sale and maintenance of drilling equipment. The proposed remedy as we understand it does not affect businesses in Norway owned by Varco prior to the merger, nor does it affect National Oilwell’s business not engaged in the provision of the sale and maintenance of drilling equipment. We strongly disagree with the NCA’s conclusions and are actively pursuing an appeal before the Norwegian Ministry of Modernization. We believe that we will be able to resolve matters with the relevant Norwegian government authorities without any material impact on the business or operations of the Company. The merger between National Oilwell and Varco has passed all other anti-trust regulatory agencies around the world, including the Antitrust Division of the U.S Department of Justice.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the second quarters of 2005 and 2004, and the first quarter of 2005 include the following:

				%	%
				2Q05V	2Q05V
	2Q05*	2Q04*	1Q05*	2Q04	1Q05
Active Drilling Rigs:
U.S.	1,336	1,163	1,279	14.9%	4.5%
Canada	241	202	521	19.3%	(53.7%)
International	916	838	876	9.3%	4.6%

Worldwide	2,493	2,203	2,676	13.2%	(6.8%)
Active Workover Rigs:
U.S.	1,314	1,201	1,261	9.4%	4.2%
Canada	441	420	769	5.0%	(42.7%)

North America	1,755	1,621	2,030	8.3%	(13.5%)
West Texas Intermediate Crude Prices (per barrel)	$53.09	$38.36	$49.88	38.4%	6.4%
Natural Gas Prices ($/mbtu)	$6.94	$6.10	$6.42	13.8%	8.1%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2005 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 13.2% (from 2,203 to 2,493) and 14.9% (from 1,163 to 1,336), respectively, in the second quarter of 2005 compared to the second quarter of 2004. The average per barrel price of West Texas Intermediate Crude increased 38.4% (from $38.36 per barrel to $53.09 per barrel) while natural gas prices increased 13.8% (from $6.10 per mmbtu to $6.94 per mmbtu) in the second quarter of 2005 compared to the second quarter of 2004.
U.S. rig activity at July 29, 2005 was 1,412 rigs compared to the second quarter average of 1,336 rigs. The company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows. The actual results include results from Varco operations from the acquisition date of March 11, 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Rig Technology	$575.2	$234.9	$999.6	$439.5
Petroleum Services & Supplies	451.5	120.3	660.6	236.0
Distribution Services	258.0	218.4	493.9	436.5
Eliminations	(69.0)	(40.1)	(123.5)	(82.3)

Total Revenue	$1,215.7	$533.5	$2,030.6	$1,029.7

Operating Profit:
Rig Technology	$51.9	$17.4	$96.8	$25.0
Petroleum Services & Supplies	76.6	17.4	111.8	33.3
Distribution Services	9.6	6.7	17.2	12.2
Unallocated expenses and eliminations	(20.7)	(3.2)	(31.6)	(6.4)
Transaction costs	(15.3)	—	(26.2)	—

Total Operating Profit	$102.1	$38.3	$168.0	$64.1

Operating Profit %:
Rig Technology	9.0%	7.4%	9.7%	5.7%
Petroleum Services & Supplies	17.0%	14.5%	16.9%	14.1%
Distribution Services	3.7%	3.1%	3.5%	2.8%

Total Operating Profit %	8.4%	7.2%	8.3%	6.2%

Rig Technology
Three Months Ended June 30, 2005 and 2004. Rig Technology revenue in the second quarter of 2005 was $575.2 million, an increase of $340.3 million (145%) compared to the same period of 2004. Second quarter revenue included approximately $218.3 million of revenue related to the acquisition of Varco. The remainder of the increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters, as well as increases in spare parts and service revenue. Operating profit from Rig Technology was $51.9 million for the second quarter ended June 30, 2005, an increase of $34.5 million (198%) over the same period of 2004. The acquisition of Varco contributed approximately $48.7 million of the increase in operating profit in the second quarter of 2005. This was offset by the impact of a $21.7 million charge taken on a large Kazakhstan rig fabrication project in the second quarter. The charge was the result of additional costs primarily due to higher rig-up costs and more material than originally planned.
Six Months Ended June 30, 2005 and 2004. Revenue for the first half of 2005 was $999.6 million, an increase of $560.1 million (127%) compared to the same period of 2004. The first half of 2005 revenue includes $295.9 million of revenue related to the acquisition of Varco, with the remainder of the increase due to the increased business activity as discussed above. Operating profit for the first six months of 2005 was $96.8 million, an increase of $71.8 million (287%) compared to 2004. The Varco acquisition accounted for $67.8 million of the increase. In addition, higher revenue volumes on several large capital equipment orders in the first quarter also contributed to the year to date increase. The increase in operating profit from the higher revenue volume was largely offset by the second quarter charge related to the Kazakhstan rigs discussed above.
Petroleum Services & Supplies
Three Months Ended June 30, 2005 and 2004. Revenue from Petroleum Services & Supplies was $451.5 million for the second quarter of 2005 compared to $120.3 million for the second quarter of 2004, an increase of $331.2 million (275%). The majority of the increase is attributable to the addition of product lines acquired from Varco effective March 11, 2005, which totaled $278.8 million for the quarter. The remaining increase is attributable to high demand for downhole tools and pumping products, which had revenue increases of 42% and 30%, respectively. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 15% and 13%, respectively, in the second quarter of 2005 compared to the same period 2004. Petroleum Services & Supplies also benefited from price increases implemented during 2004. Revenues increased 35% compared to the second quarter of 2004, excluding Varco revenues.
Operating profit from Petroleum Services & Supplies was $76.6 million for the second quarter of 2005 compared to $17.4 million for the second quarter of 2004, an increase of $59.2 million (340%). The majority of the increase was attributable to the addition of product lines acquired from Varco effective March 11, 2005. Operating profit from these product lines was $51.7 million for the period. The remaining increase was attributable to higher profitability from downhole tool sales and rentals, and sales of pumping products which had operating profit increases of 113% and 45%, respectively.
Six Months Ended June 30, 2005 and 2004. Revenue from Petroleum Services & Supplies was $660.6 million for the first six months of 2005 compared to $236.0 million for the first six months of 2004, an increase of $424.6 million (180%). The majority of the increase is attributable to the addition of product lines acquired from Varco effective March 11, 2005, which totaled $339.2 million for the period. The remaining increase is attributable to high demand for downhole tools and pumping products, which had revenue increases of 34% and 31%, respectively. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 15% and 13%, respectively, in the first six months of 2005 compared to the same period 2004. Petroleum Services & Supplies also benefited from price increases implemented during 2004. Revenues increased 32% compared to the first six months of 2004, excluding Varco revenues.
Operating profit from Petroleum Services & Supplies was $111.8 million for the first six months of 2005 compared to $33.3 million for the first six months of 2004, an increase of $78.5 million (236%). The majority of the increase was attributable to the addition of product lines acquired from Varco effective March 11, 2005. Operating profit from these product lines was $64.2 million for the period. The remaining increase was attributable to higher profitability from downhole tool sales and rentals, and sales of pumping products which had operating profit increases of 86% and 50%, respectively.
Distribution Services
Three Months Ended June 30, 2005 and 2004. Revenue from Distribution Services was $258.0 million, an increase of $39.6 million (18%) during the second quarter of 2005 over the comparable 2004 period as all geographic regions showed improvement. North American revenues were especially strong due to the continued growth in the number of active rigs running in 2005 as well as benefits from additional line pipe projects in Canada. From a product perspective, maintenance, repair and operating supplies, spare parts, and tubular sales all posted increases. Operating income of $9.6 million in the second quarter of 2005 increased $2.9 million over the prior year results due to gross margin improvement on higher revenue volumes, partially offset by an increased portion of lower margin project business.
Six Months Ended June 30, 2005 and 2004. Revenue from Distribution Services increased $57.4 million (13%) in the first half of 2005 when compared to the prior year. Revenue in the international market was up 4%, Canada increased 23% and the U.S Operations increased 12%, all influenced by the year over year improvement in rig count activity. Operating income in the first half of 2005 of $17.2 million increased by $5.0 million (41%) from the comparable period in 2004. This increase in operating income was largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $20.7 million and $31.6 million for the three and six months ended June 30, 2005 compared to $3.2 million and $6.4 million for the same periods of 2004. The increase in operations costs was due to costs associated with Varco operations since the acquisition date, greater inter-segment profit eliminations, and cost increases associated with complying with the Sarbanes-Oxley Act of 2002.
Transaction costs
Transaction costs were $15.3 million and $26.2 million for the second quarter and first half of 2005. Transaction costs for the second quarter and first half of 2005 consisted primarily of $9.0 million of inventory rationalization to be discontinued as a result of the merger, severance costs related to former executive officers and employees of National Oilwell, and the amortization of unvested stock options assumed in the merger.

Interest and financial costs
Interest and financial costs were $14.1 million and $24.8 million for the second quarter and first half of 2005 compared to $9.6 and $18.9 million for the same periods of 2004. The increase was primarily due to interest costs associated with debt assumed in the Varco transaction. See summary of outstanding debt at June 30, 2005 under Liquidity and Capital Resources.
Provision for income taxes
The effective tax rate for the three and six months ended June 30, 2005 was 31.2% and 32.7% respectively (32.0% and 32.3% excluding transaction costs associated with the Varco merger) compared to 28.9% and 29.0% for the same periods in 2004, reflecting a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the US associated with export sales. The US laws granting this tax benefit were repealed as part of the American Jobs Creation Act of 2004 and this benefit will be phased out during the next two years. A new tax benefit associated with US manufacturing operations passed into law under the same Act will be phased in over the next five years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit. We anticipate our tax rate for 2005 to be approximately 32% for continuing operations.
Liquidity and Capital Resources
At June 30, 2005, the Company had cash and cash equivalents of $322.4 million, and total debt of $989.7 million. At December 31, 2004, cash and cash equivalents were $142.7 million and total debt was $500.0 million. The increase in cash holdings and outstanding debt was primarily a result of cash acquired of $163.5 million and debt assumed of $492.8 million related to the Varco acquisition. The Company’s outstanding debt at June 30, 2005 consisted of $200.0 million of 5.65% senior notes due 2012, $200.0 million of 7.25% senior notes due 2011, $150.0 million of 6.875% senior notes due July 2005, $150.0 million of 6.5% senior notes due 2011, $150.0 million of 5.5% senior notes due 2012, $100.0 million of 7.5% senior notes due 2008, and other debt $39.7 million. Included in other debt is the fair market value adjustment of the Varco debt assumed in the acquisition which resulted in additional debt recognition of $33.6 million. The difference will be amortized to interest expense over the remaining life of the debt.
For the first six months of 2005, cash used by operating activities was $20.7 million compared to cash provided by operating activities of $18.8 million in the same period of 2004. Cash was used by operations primarily through increases in receivables of $9.6 million, inventories of $56.9 million, costs in excess of billings of $135.9 million, and decreases in billings in excess of costs of $13.9 million. These negative cash flows were offset by net income of $96.8 million plus non-cash charges of $51.3 million and $13.9 million of tax benefit from the exercise of nonqualified stock options. Receivables and costs in excess of billings increased due to greater revenue and activity in the first six months of 2005 compared to the fourth quarter of 2004, while inventory increased due to growing backlog orders.
For the first six months of 2005, cash provided from investing activities was $127.8 million compared to $9.4 million used for the same period of 2004. Cash acquired in the Varco acquisition in the first quarter of 2005 was $163.5 million.
For the first half of 2005, cash provided by financing activities was $75.6 million compared to cash used of $18.0 million in 2004. Cash was provided by proceeds from exercised stock options of $76.5 million offset by net debt retirements of $0.9 million.
The Company’s $150 million 6.875% senior notes were repaid on July 1, 2005 using available cash balances. On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. The facility will expire in July 2010, and replaces the Company’s $175 million North American revolving credit facility and our Norwegian facility. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At June 30, 2005, there were no borrowings against this facility and there were $86 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to ratings-based grid, or the prime rate.
We believe cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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
Revenue Recognition under Long-term Construction Contracts
The Company recognizes revenue on certain long-term construction contracts using the percentage-of-completion method, an output based measure focused on engineering estimates and manufacturing progress. For certain projects where output measures are not clearly identified, the Company uses the cost-to-cost method. This method requires us to make estimates regarding the total costs of the project, our progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Provisions for anticipated losses on uncompleted contracts are recorded in full when such losses become evident.
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
Recently Issued Accounting Standards
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) which clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation. FIN 47 will be effective for fiscal years ending after December 15, 2005, with earlier adoption encouraged. We are currently evaluating the impact this interpretation may have on our financial position, results of operations or cash flows.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. We do not expect the adoption of SFAS 154 to have a material impact on our financial position, results of operations or cash flows.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected Merger synergies or the expected completion of the Kazakhstan rig fabrication project are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K for the year ending December 31, 2004, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.
Supplemental Pro Forma Comparison
The pro forma information reflects results as if the Varco acquisition occurred at the beginning of the first quarter of 2005 and 2004. The results include the estimated effect of purchase accounting adjustments, but do not include any effect from cost savings that may result from the merger and do not include restructuring charges, amortization of unvested compensation expense associated with options issued as part of the Merger, litigation gains and transaction-related costs in prior periods. The unaudited pro forma financial statements are presented for informational purposes only and are not necessarily indicative of actual results of operations or financial position that would have occurred had the transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future results.

Pro forma combined operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Rig Technology	$575.2	$382.2	$1,118.5	$725.4
Petroleum Services & Supplies	451.5	342.0	853.5	661.5
Distribution Services	258.0	218.4	493.9	436.5
Eliminations	(69.0)	(40.1)	(127.4)	(82.3)

Total Revenue	$1,215.7	$902.5	$2,338.5	$1,741.1

Operating Profit:
Rig Technology	$51.9	36.2	$113.2	$54.3
Petroleum Services & Supplies	76.6	47.9	140.2	93.8
Distribution Services	9.6	6.7	17.2	12.2
Unallocated expenses and eliminations	(20.7)	(12.7)	(42.7)	(24.2)

Total Operating Profit	$117.4	$78.1	$227.9	$136.1

Operating Profit %:
Rig Technology	9.0%	9.5%	10.1%	7.5%
Petroleum Services & Supplies	17.0%	14.0%	16.4%	14.2%
Distribution Services	3.7%	3.1%	3.5%	2.8%

Total Operating Profit %	9.7%	8.7%	9.7%	7.8%

Rig Technology
Three and Six Months Ended June 30, 2005 and 2004. Rig Technology revenue on a pro forma basis in the second quarter and first half of 2005 was $575.2 million and $1,118.5 million, an increase of $193.0 million or 50% and $393.1 million or 54% compared to the same periods of 2004, principally due to the growing capital equipment market for drilling, workover and coiled tubing products discussed above. Rig Technology operating profit was $51.9 million and $113.2 million for the second quarter and first half of 2005, increases of $15.7 million and $58.9 million over the same periods of 2004 on a pro forma basis. The increase was due to higher sales volumes and reduced costs on capital equipment orders as compared to the second quarter and first six months of 2004, as well as overhead cost reductions, offset by the $21.7 million charge on the Kazahkstan rig fabrication project in the second quarter of 2005. Backlog of the Rig Technology capital products was $1,191 million at June 30, 2005, an increase of 339.4 million (40%) over backlog of $851.6 million at March 31, 2005, and an increase of 52% over pro forma combined backlog of $782.9 million at December 31, 2004. New orders for the second quarter were $735.5 million, reflective of the growing demand for the Company’s drilling and well servicing products.
Petroleum Services & Supplies
Three Months Ended June 30, 2005 and 2004. Revenue on a pro forma basis from Petroleum Services & Supplies was $451.5 million for the second quarter of 2005 compared to $342.0 million for second quarter of 2004, an increase of $109.5 million (32%). The increase is attributable to a significant increase in U.S. and worldwide drilling activity, price increases implemented during 2004, strong spare part and consumable sales to support increased drilling and acquisitions made in 2004. The revenue increase attributable to acquisitions is approximately $4.4 million. Operating profit on a pro forma basis for Petroleum Services & Supplies was $76.6 million for the second quarter of 2005 compared to $47.9 for the second quarter of 2004, an increase of $28.7 million (60%). Improved quarter-over-quarter results were posted across all product lines with the exception of pipeline inspection.
Six Months Ended June 30, 2005 and 2004. Revenue on a pro forma basis from Petroleum Services & Supplies was $853.5 million for the first six months of 2005 compared to $661.5 million for first six months of 2004, an increase of $192.0 million (29%). The increase is attributable to a significant increase in U.S. and worldwide drilling activity, price increases implemented during 2004, strong spare parts and consumable sales to support increased drilling and acquisitions made in 2004. The revenue increase attributable to acquisitions is approximately $11.8 million. Operating profit on a pro forma basis for Petroleum Services & Supplies was $140.2 million for the first six months of 2005 compared to $93.8 million for the first six months of 2004, an increase of $46.4 million (49%). Improved year-over-year results were posted across most product lines with the exception of pipeline inspection and fiberglass pipe sales which experienced lower margins due to significantly higher raw material costs.
Distribution Services
Results for Distribution Services on a pro forma basis are the same as they are for actual. See discussion above regarding Distribution Services.
Unallocated expenses and eliminations
Unallocated expenses and eliminations on a pro forma basis were $20.7 million and $42.7 million for the three and six months ended June 30, 2005, increases of $8.0 million and $18.5 million compared to the three and six months ended June 30, 2004. The increase in unallocated operating costs was due to greater inter-segment profit eliminations, cost increases associated with complying with Sarbanes-Oxley legislation, and greater legal costs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange gains in our income statement of approximately $3.1 million in the first six months of 2005, compared to $1.0 million in foreign exchange gains in the same period of the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.
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
At June 30, 2005, we had also entered into several foreign currency forward contracts with notional amounts aggregating $301.9 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, Norwegian Kroner and the Singapore Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of June 30, 2005 for contracts with similar terms and maturity dates, we have recorded a loss for the first six months of $2.8 million, net of tax of $0.9 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated condensed balance sheet. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.
The company also had several foreign currency forward contracts with notional amounts aggregating $33.7 million designated and qualifying as fair value hedges to hedge exposure to the Euro. Based on quoted market prices as of June 30, 2005 for contracts with similar terms and maturity dates, we recorded a gain of $0.4 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated losses on firm commitments. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.
The Company has other financial market risk sensitive instruments denominated in foreign currencies totaling $5.4 million as of June 30, 2005 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments would affect net income by $0.4 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2005 our long term borrowings consisted of $150 million in 6.875% senior notes, (which matured and were repaid on July 1, 2005), $100 million in 7.5% senior notes, $150 million in 6.5% senior notes, $200 million in 7.25% senior notes, $200 million in 5.65% senior notes and $150 million in 5.5% senior notes. We had no borrowings under our other credit facilities at June 30, 2005. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of June 30, 2005, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under this agreement, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps will be marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest swap agreements resulted in a $1.7 million reduction in interest expense for the quarter ended June 30, 2005.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
     Reference is hereby made to the Exhibit Index commencing on Page 27.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005	/s/ Clay C. Williams

Clay C. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

Exhibit No.	Description	Note No.

4.1	Indenture, dated as of February 25, 1998, between Varco, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).	(Note 2)

4.1.1	Fifth Supplemental Indenture dated September 30, 2004 to Indenture dated February 25, 1998 by and among Varco, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 18)

4.2	Indenture, dated as of May 1, 2001, among Varco, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).	(Note 3)

4.2.1	Third Supplemental Indenture dated September 30, 2004 to Indenture dated May 1, 2001 by and among Varco, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 18)

4.3	Indenture, dated as of November 19, 2002, between Varco, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 4)

4.3.1	First Supplemental Indenture dated September 30, 2004 to Indenture dated November 19, 2002 by and among Varco, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 18)

4.4	Registration Rights Agreement dated as of November 19, 2002, among Varco and Salomon Smith Barney Inc.	(Note 4)

10.1.1*	Form of Stock Option Agreement (Exhibit 10.1)	(Note 1)

10.2	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Case Bank, N.A. as Co-Syndication Agents.	(Note 17)

10.3*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 14)

10.4*	2003 Equity Participation Plan of Varco International, Inc.	(Note 15)

10.4.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 13)

10.4.2*	Form of Signature Page for Executive Officer Stock Option Agreement	(Note 16)

10.5*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 5)

Exhibit No.	Description	Note No.

10.6*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 6)

10.7*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 14)

10.8.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 7)

10.9	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 8)

10.9.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10 B	(Note 7)

10.10*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 9)

10.10.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 10)

10.11*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 7)

10.11.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 11)

10.12*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 14)

10.12.1*	First Amendment to the Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan	(Note 16)

10.13*	Form of Amendment and Restated Executive Agreement of certain members of senior management	(Note 16)

10.14*	Form of Executive Agreement of certain members of senior management	(Note 12)

10.14.1*	Form of First Amendment to Executive Agreements	(Note 12)

10.15*	Executive Agreement of John F. Lauletta	(Note 12)

10.16*	Executive Agreement of Joseph C. Winkler	(Note 12)

10.17*	Agreement with George Boyadjieff dated November 29, 2002	(Note 14)

10.17.1*	First Amendment to Agreement with George Boyadjieff dated December 19, 2003	(Note 16)

10.18*	Form of Indemnity Agreement	(Note 12)

10.19*	Form of Amended and Restated Indemnification Agreement	(Note 18)

10.20*	Form of Deferred Stock Unit Award	(Note 16)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amend

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

Note 1	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.

Note 2	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 3	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 4	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 5	Incorporated by reference to Varco’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 6	Incorporated by reference to Varco’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 7	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 8	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 9	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 10	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 12	Incorporated by reference to Varco’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 13	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 15	Incorporated by reference to Varco’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003.

Note 16	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed on May 6, 2004.

Note 17	Incorporated by reference to Current Report on Form 8-K, filed on June 23, 2005.

Note 18	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed on November 9, 2004.