Form 10-Q
period 2005-09-30
NATIONAL OILWELL VARCO INC
filed 2005-10-31
CIK 1021860

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12317
NATIONAL OILWELL VARCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
YES ☑ NO☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 24, 2005, 174,300,704 common shares were outstanding.

ITEM 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162.2	$142.7
Receivables, net	989.1	480.1
Inventories, net	1,110.9	657.5
Costs in excess of billings	328.3	226.5
Deferred income taxes	60.1	15.6
Prepaid and other current assets	57.8	15.0

Total current assets	2,708.4	1,537.4

Property, plant and equipment, net	840.1	255.1
Deferred income taxes	59.7	55.1
Goodwill	2,130.2	639.0
Intangibles, net	607.2	91.0
Other assets	22.4	21.1

	$6,368.0	$2,598.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$483.8	$407.7
Accrued liabilities	380.3	209.5
Current portion of long-term debt and short-term borrowings	4.6	150.0
Accrued income taxes	32.9	33.0

Total current liabilities	901.6	800.2

Long-term debt	841.0	350.0
Deferred income taxes	388.7	102.8
Other liabilities	87.9	31.5

Total liabilities	2,219.2	1,284.5

Commitments and contingencies

Minority interest	22.1	17.8

Stockholders’ equity:
Common stock — par value $.01; 174,202,589 and 85,995,266 shares issued and outstanding at September 30, 2005 and December 31, 2004	1.7	0.9
Additional paid-in capital	3,395.9	692.9
Unearned stock-based compensation	(21.4)	—
Accumulated other comprehensive income (loss)	(4.0)	33.4
Retained earnings	754.5	569.2

	4,126.7	1,296.4

	$6,368.0	$2,598.7

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
QUARTERLY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$1,236.5	$618.9	$3,267.1	$1,648.6

Cost of revenue	977.8	487.0	2,591.4	1,295.5

Gross profit	258.7	131.9	675.7	353.1

Selling, general, and administrative	106.1	82.8	328.9	239.9

Stock-based compensation	4.8	—	10.7	—

Transaction costs	2.8	—	23.1	—

Operating profit	145.0	49.1	313.0	113.2

Interest and financial costs	(14.6)	(9.8)	(39.4)	(28.7)
Interest income	1.0	1.1	3.5	2.4
Other income (expense), net	1.1	(1.2)	1.5	(1.5)

Income before income taxes and minority interest	132.5	39.2	278.6	85.4
Provision for income taxes	42.4	10.7	90.2	24.1

Income before minority interest	90.1	28.5	188.4	61.3
Minority interest in income of consolidated subsidiaries	1.6	0.7	3.1	1.1

Net income	$88.5	$27.8	$185.3	$60.2

Net income per share:

Basic	$0.51	$0.32	$1.23	$0.70

Diluted	$0.50	$0.32	$1.22	$0.70

Weighted average shares outstanding:

Basic	173.7	85.9	150.5	85.7

Diluted	175.9	86.7	152.2	86.3

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2005	2004
Cash flow from operating activities:
Net income	$185.3	$60.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	86.1	32.8
Tax benefit from exercise of nonqualified stock options	29.1	3.1
Other	20.6	1.7

Changes in assets and liabilities, net of acquisitions:
Receivables	(132.3)	(3.3)
Inventories	(96.9)	(44.6)
Costs in excess of billings	(110.1)	(48.8)
Prepaid and other current assets	(16.7)	21.9
Accounts payable	(23.6)	16.2
Billings in excess of costs	(10.1)	1.1
Other assets/liabilities, net	44.7	39.4

Net cash provided (used) by operating activities	(23.9)	79.7

Cash flow from investing activities:
Purchases of property, plant and equipment	(67.8)	(23.5)
Cash acquired in Varco merger	163.5	—
Other	(9.8)	16.4

Net cash provided (used) by investing activities	85.9	(7.1)

Cash flow from financing activities:
Borrowing against lines of credit	336.7	409.3
Payments against lines of credit and other debt	(483.3)	(494.1)
Proceeds from stock options exercised	107.4	14.1

Net cash used by financing activities	(39.2)	(70.7)

Effect of exchange rate loss on cash	(3.3)	(2.7)

Net increase (decrease) in cash and cash equivalents	19.5	(0.8)
Cash and cash equivalents, beginning of period	142.7	74.2

Cash and cash equivalents, end of period	$162.2	$73.4

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$32.2	$27.7
Income taxes	$77.4	$16.9
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature (except for merger and transaction costs), necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
The Merger has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 11, 2005. The total preliminary purchase price is $2,572.5 million, including the fair value of Varco stock options assumed and estimated acquisition related transaction costs, and is comprised of (in millions):

Shares issued to acquire the outstanding common stock of Varco (84.0 million shares at $29.99 per share)	$2,518.4
Fair value of Varco stock options assumed	48.9
Unearned compensation related to stock options assumed	(32.1)
Merger related transaction costs	37.3

Total preliminary purchase price	$2,572.5

The fair value of shares issued was determined using an average price of $29.99, which represented the average closing price of our common stock from five trading days before to five trading days after the Agreement Date. The fair value of options assumed was calculated using the Black-Scholes valuation model with the following assumptions as of the Merger Date: expected life from vest date ranging from 0.64 years to 3.6 years, risk-free interest rate of 2.0% — 3.1%, expected volatility of 34% to 47% and no dividend yield. In accordance with our Agreement and Plan of Merger, the number of Varco options exchanged was determined by multiplying the number of Varco options outstanding at closing by 0.8363. Approximately 2.2 million of the 4.0 million Varco options outstanding were fully vested as of the Merger. The portion of the intrinsic value of unvested Varco options related to future service has been allocated to unearned compensation cost and is being amortized using the remaining vesting period of 2.3 years. Stock-based compensation expense of $4.8 million and $10.7 million related to the amortization of the unvested options was recognized in the third quarter and first nine months of 2005, respectively.
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

Cash and marketable securities	$163.5
Trade receivables	385.3
Other current assets	28.5
Inventory	378.1
Property, plant and equipment	598.6
Goodwill	1,493.7
Intangible assets	532.1
Other non-current assets	11.3
Accounts payable and accrued liabilities	(223.9)
Income taxes payable	(13.7)
Debt	(492.8)
Deferred tax liabilities, net	(240.3)
Other non-current liabilities	(47.9)

Total preliminary purchase price	$2,572.5

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
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of National-Oilwell and Varco, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the nine months ended September 30, 2005 excludes certain merger-related items such as charges associated with integration expenses, stock-based compensation charges for unvested options assumed, and severance expenses recorded by National-Oilwell in its statements of operations related to change in control provisions that were triggered as part of our Agreement and Plan of Merger in March 2005. The pro forma financial information for all periods presented includes the business combination accounting effect on historical Varco revenues, adjustments to depreciation on acquired property, and amortization charges from acquired intangible assets, and related tax effects.
The unaudited pro forma financial information for the nine months ended September 30, 2005 and 2004 combines the historical results for National-Oilwell for the nine months ended September 30, 2005 and 2004 and the historical results for Varco for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30,
	2005	2004
Total revenues	$3,575.0	$2,774.2

Net income	$225.9	$130.7

Basic net income per share	$1.31	$0.77

Diluted net income per share	$1.30	$0.77

Other Events
We announced on June 24, 2005 that the merger between National Oilwell and Varco has been challenged by the Norwegian Competition Authority (NCA). The NCA’s objection stipulates that the Company must divest certain Norwegian subsidiaries owned by National Oilwell prior to the merger, which conduct business related to the sale and maintenance of drilling equipment. The proposed remedy as we understand it does not affect businesses in Norway owned by Varco prior to the merger, nor does it affect National Oilwell’s business not engaged in the provision of the sale and maintenance of drilling equipment. We strongly disagree with the NCA’s conclusions, and are actively pursuing an appeal before the Norwegian Ministry of Modernization. We believe that we will be able to resolve matters with the relevant Norwegian government authorities without any material impact on the business or operations of the Company. The merger between National Oilwell and Varco has passed all other applicable anti-trust regulatory agencies around the world, including the Antitrust Division of the U.S. Department of Justice.
3. Inventories
Inventories consist of (in millions):

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$197.1	$62.6
Work in process	278.2	104.2
Finished goods and purchased products	635.6	490.7

Total	$1,110.9	$657.5

Inventories at September 30, 2005 includes amounts from the Varco acquisition — see Note 2 regarding the Varco Merger.
4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2005	2004
Accrued compensation	$75.1	$37.0
Customer prepayments	65.4	27.9
Billings in excess of costs	19.8	32.0
Other accrued liabilities	220.0	112.6

Total	$380.3	$209.5

Accrued liabilities at September 30, 2005 includes amounts from the Varco acquisition — see Note 2 regarding the Varco Merger.
5. Costs and Estimated Earnings on Uncompleted Contracts

	September 30,	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$1,299.2	$752.6
Estimated earnings	269.7	173.3

	1,568.9	925.9
Less: Billings to date	1,260.4	731.4

	$308.5	$194.5

Costs and estimated earnings in excess of billings on uncompleted contracts	$328.3	$226.5
Billings in excess of costs and estimated earnings on uncompleted contracts	(19.8)	(32.0)

	$308.5	$194.5

6. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$88.5	$27.8	$185.3	$60.2
Currency translation adjustments	8.8	17.5	(36.9)	15.4
Other	0.1	—	(0.5)	(0.5)

Comprehensive income	$97.4	$45.3	$147.9	$75.1

7. Business Segments
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

Operating results by segment are as follows (in millions). The 2005 actual results include Varco operations from the acquisition date of March 11, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Rig Technology	$572.8	$303.1	$1,572.4	$742.6
Petroleum Services & Supplies	472.0	128.9	1,132.6	364.9
Distribution Services	272.4	233.3	766.3	669.8
Eliminations	(80.7)	(46.4)	(204.2)	(128.7)

Total Revenue	$1,236.5	$618.9	$3,267.1	$1,648.6

Operating Profit:
Rig Technology	$70.4	$28.2	$167.2	$55.9
Petroleum Services & Supplies	87.0	16.8	198.8	47.4
Distribution Services	14.5	8.4	31.7	20.6
Unallocated expenses and eliminations	(19.3)	(4.3)	(50.9)	(10.7)
Transaction costs and stock-based compensation	(7.6)	—	(33.8)	—

Total Operating Profit	$145.0	$49.1	$313.0	$113.2

Operating Profit %:
Rig Technology	12.3%	9.3%	10.6%	7.5%
Petroleum Services & Supplies	18.4%	13.0%	17.6%	13.0%
Distribution Services	5.3%	3.6%	4.1%	3.1%

Total Operating Profit %	11.7%	7.9%	9.6%	6.9%

8. Debt
Debt consists of (in millions):

	September 30,	December 31,
	2005	2004
$150.0 million Senior Notes, interest at 6.875% payable semiannually, principal due on July 1, 2005	$—	$150.0
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	104.0	—
$150.0 million Senior Notes, interest at 6.50% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	219.6	—
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.9	—
Other	20.1	—

Total debt	845.6	500.0
Less current portion	4.6	150.0

Long-term debt	$841.0	$350.0

Senior Notes
Our $150 million of 6.875% unsecured senior notes were repaid on July 1, 2005 using available cash balances. The Senior Notes contain reporting covenants and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at September 30, 2005.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaces the Company’s $175 million North American revolving credit facility and our Norwegian facility. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At September 30, 2005, there was $5.0 million in borrowings against this facility and there were $74 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to ratings-based grid, or the prime rate.
Other
Other debt includes approximately $12.3 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.

9. Stock-Based Compensation
We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock option plans. Compensation expense is generally not recognized for stock option grants as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. However, for the unvested Varco options exchanged in the Merger (see Note 2), we expense the intrinsic value of those options over the remaining vesting period. Compensation expense of $4.8 million and $10.7 million related to the vesting of the exchanged options was recognized in the third quarter and first nine months of 2005, respectively. Had compensation expense for all of our stock option grants been determined on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards Board (SFAS) No. 123, “Accounting for Stock-Based Compensation”, our net income and income per share would have been adjusted to the pro forma amounts indicated below (amounts in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$88.5	$27.8	$185.3	$60.2

Add:
Total stock-based employee compensation expense included in net income, net of related tax effects	3.2	—	7.0	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.5)	(1.8)	(20.3)	(5.4)

Pro forma net income	$83.2	$26.0	$172.0	$54.8

Net income per common share:
Basic, as reported	$0.51	$0.32	$1.23	$0.70

Basic, pro forma	$0.48	$0.30	$1.14	$0.64

Diluted, as reported	$0.50	$0.32	$1.22	$0.70

Diluted, pro forma	$0.47	$0.30	$1.13	$0.63

For purposes of determining compensation expense using the provisions of SFAS No. 123, the fair value of option grants was determined using the Black-Scholes option-valuation model. The weighted average fair value per share of stock options granted in the 2005 and 2004 was $13.19 and $9.20, respectively. The key input variables used in valuing the options granted in 2005 and 2004 were: risk-free interest rate of 2.7% in 2005 and 2.6% in 2004; dividend yield of zero in each year; stock price volatility of 51% in 2005 and 48% in 2004, and expected option lives of five years for each year presented.
10. Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS 123R requires us to recognize the cost of employee services received in exchange for the company’s equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, except as described in Notes 2 and 9 related to the Varco Merger, as the exercise price equals the stock price on the date of grant. Under SFAS 123R, we will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted and classify the tax benefit from the exercise of non-qualified stock options as a financing activity in the statement of cash flow. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. We will use the Black-Scholes option-pricing model to calculate the fair value of the options. We have elected to adopt SFAS 123R on a modified prospective basis. Note 9 illustrates the effects on net income and earnings per share if we had adopted SFAS 123R using the Black-Scholes option-pricing model.

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

Executive Summary
Activity levels in most of our markets were high during the third quarter. Recovering economies of developed nations, and the desire for improved standards of living among many in developing nations, have fueled rising demand for energy. As a result, oil and gas prices have increased significantly over the past few years, which has in turn led to rising levels of exploration and development drilling in many oil and gas basins around the globe. Oil and gas companies, facing declining reserves and the need to grow production to satisfy the rising energy needs of the world, have increased levels of investment in new oil and gas wells. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last several quarters. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves.
The rise in demand for drilling rigs has tested the capability of the world’s fleet, much of which is old and of limited capability. Drilling contractors have realized higher rig dayrates over the past few quarters, which has increased cash flows and available financing. Many drilling contractors are reinvesting in their rig fleets by upgrading and refurbishing older rigs, or by constructing new rigs. Many new offshore rig construction projects were announced through the first nine months of 2005. There are over 40 new jackup rigs and several new floating rigs being constructed worldwide. The available supply of offshore rigs declined during the third quarter due to the impact of Gulf Coast Hurricanes Katrina and Rita, which seriously damaged or sunk as many as 11 offshore rigs in the Gulf of Mexico. Several other offshore rigs sustained some level of damage as well. Demand for land rigs and components also continued to strengthen through the third quarter.
This increasing level of investment in rig capability is benefiting the Company’s Rig Technology group, which is a leading supplier of drilling equipment and technology. The company has the capability to supply up to approximately $41.0 million of equipment for a typical jackup, and more than $100.0 million of equipment for a floating rig. Placement of orders for drilling equipment for many of these rig construction projects, together with continued strong demand for land rigs and components, drove a 47% increase in backlog for the group through the third quarter. Additionally, the group has benefited from the sale of coiled tubing and nitrogen injection equipment used to execute sophisticated new well-stimulation techniques. Overall the group posted revenue of $572.8 million, down $2.4 million from the second quarter. Hurricanes in the Gulf of Mexico during the third quarter interrupted shipment of approximately $9.2 million of equipment. Operating profit was $70.4 million, or 12.3% of sales, up from $51.9 million, or 9.0% of sales in the second quarter and excluding transaction and merger charges from both periods. The sequential improvement in operating profit was mostly due to the second quarter charge taken on a large drilling rig fabrication project. Those two rigs were shipped to Kazakhstan during the third quarter, as expected, and will be commissioned there over the next few months. The estimated operating profit impact of the hurricanes on group results was $4.4 million primarily as a result of shipment delays.
The Company’s Petroleum Services & Supplies group is benefiting from higher activity levels in the oilfield, which fuels demand for the goods and services it supplies. Sales of composite fiberglass pipe, solids control products and services, drilling motors and jars, mud pump expendables, coiled tubing pipe, rig instrumentation equipment and services, and tubular coating and inspection have all benefited from the higher levels of exploration and production investment in drilling and stimulating wells. The third quarter results for the group were favorably impacted by the resumption of activity following the end of the second quarter seasonal breakup in Canada, when road bans enacted during the thawing season limit movement of rigs and thus reduce drilling activity. The Group’s operating profit in Canada increased $7.6 million in the third quarter compared to the second quarter as a result. Third quarter results benefited from sequential improvement in the group’s pipeline inspection operations, but these remain below historical levels due to lower pricing and volumes in the U.S. Overall the group posted 5% higher revenues in the third quarter as compared to the second, at 51% incremental margins, due to the high level of oilfield activity in most areas, and the effect of price increases implemented across many products and services over the last few quarters. Revenues were $472.0 million and operating profit was $87.0 million, or 18.4% of sales. The estimated adverse impact of the Gulf of Mexico hurricanes on third quarter group results was $11.0 million in revenue and $5.1 million in operating profit, primarily as a result of shipment delays and a reduction in Gulf of Mexico rig activity.
The Company’s Distribution Services group has also benefited from higher levels of oilfield activity, which has spurred rising demand for the maintenance, repair and operating supplies it furnishes to the petroleum industry. Many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the group, which offers greater purchasing power and sophisticated information management techniques. Revenues were $272.4 million and operating profit was $14.5 million for the third quarter, and the financial impact of the Gulf of Mexico hurricanes during the quarter on Distribution Services are estimated to be negligible. The group’s revenues increased 6% from the second quarter to the third, at 34% incremental margins. The group benefited from strong demand across the U.S. Midcontinent region, Canada, and many international locations; improving mix of products; and net supplier rebate credits during the third quarter (which may not repeat in future quarters). As a result, margins improved from 3.7% in the second quarter to 5.3% in the third quarter. Margins are expected to be in the range of 4% in the fourth quarter.

The outlook for the Company through fourth quarter of 2005 is good, as overall activity is expected to remain strong, and as the Company’s backlog for capital equipment sales has risen 124% since the beginning of the year. Overall very high levels of drilling across the North America land market and the Middle East, in particular, are expected to continue to drive improved results. Over the long run, and excluding swings in mix and other factors, we expect operating leverage, or incremental operating profit divided by incremental revenue, for the Rig Technology group to be in the range of about 22%; for the Petroleum Services & Supply group to be in the range of 30%; and for the Distribution Services group to be in the range of 10%.
Gulf Coast Hurricanes Katrina and Rita discussed above resulted in several days of downtime for drilling and support operations along the Gulf, as well as the delay in shipment of equipment. All of our employees have been accounted for. Overall, we estimate that the total financial impact of these storms on the Company’s third quarter results was approximately $20.3 million in revenue and $9.5 million in operating profit, or $0.04 per share. We expect to see the hurricane disruptions continue into the fourth quarter, and expect a $2.0 million to $4.0 million operating profit reduction in our Petroleum Services & Supplies segment as a result. However, our Rig Technology segment is expected to benefit from new equipment orders to replace or repair rigs damaged by the storm. Rig operators continue to survey their equipment and assess damages.
Upon the completion of the merger with Varco on March 11, 2005 the Company commenced its integration activities to achieve merger synergies. The synergies are expected to result from, among other things, the reduction of redundant overheads between the companies; lower insurance, interest, IT and corporate governance costs; and the combining of manufacturing, sales and engineering functions in product lines where the two organizations overlap. Additionally, we expect to achieve benefits from bringing the manufacture of components in-house, that were previously purchased from third party vendors. Operating profit improvements in the range of $60 million pre-tax on an annualized run rate basis are expected to be achieved by the end of the first quarter of 2006. We estimate consolidation savings arising from the merger during the third quarter of 2005 were in the range of $6.0 million. While there can be no guarantee that this level will be achieved, we believe this goal is realistic, and continue to develop and execute our plans. We recognized $2.8 million in transaction and restructuring costs during the third quarter, including severance expenses.
We announced in late-June that the merger between National Oilwell and Varco has been challenged by the Norwegian Competition Authority (NCA). The NCA’s objection stipulates that the Company must divest certain Norwegian subsidiaries owned by National Oilwell prior to the merger, which conduct business related to the sale and maintenance of drilling equipment. The proposed remedy as we understand it does not affect businesses in Norway owned by Varco prior to the merger, nor does it affect National Oilwell’s business not engaged in the provision of the sale and maintenance of drilling equipment. We strongly disagree with the NCA’s conclusions, and are actively pursuing an appeal before the Norwegian Ministry of Modernization. We believe that we will be able to resolve matters with the relevant Norwegian government authorities without any material impact on the business or operations of the Company. The merger between National Oilwell and Varco has passed all other applicable anti-trust regulatory agencies around the world, including the Antitrust Division of the U.S Department of Justice.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the third quarters of 2005 and 2004, and the second quarter of 2005 include the following:

				%	%
				3Q05V	3Q05V
	3Q05*	3Q04*	2Q05*	3Q04	2Q05
Active Drilling Rigs:
U.S.	1,428	1,229	1,336	16.2%	6.9%
Canada	497	326	241	52.5%	106.2%
International	911	846	916	7.7%	(0.5%)

Worldwide	2,836	2,401	2,493	18.1%	13.8%
Active Workover Rigs:
U.S.	1,384	1,255	1,314	10.3%	5.3%
Canada	628	634	441	(0.9%)	42.4%

North America	2,012	1,889	1,755	6.5%	14.6%
West Texas Intermediate Crude Prices (per barrel)	$63.20	$43.79	$53.09	44.3%	19.0%
Natural Gas Prices ($/mmbtu)	$9.70	$5.48	$6.94	77.0%	39.8%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2005 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 18.1% (from 2,401 to 2,836) and 16.2% (from 1,229 to 1,428), respectively, in the third quarter of 2005 compared to the third quarter of 2004. The average per barrel price of West Texas Intermediate Crude increased 44.3% (from $43.79 per barrel to $63.20 per barrel) while natural gas prices increased 77.0% (from $5.48 per mmbtu to $9.70 per mmbtu) in the third quarter of 2005 compared to the third quarter of 2004.
U.S. rig activity at October 21, 2005 was 1,474 rigs compared to the third quarter average of 1,428 rigs. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East or elsewhere, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows. The actual results include results from Varco operations from the acquisition date of March 11, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Rig Technology	$572.8	$303.1	$1,572.4	$742.6
Petroleum Services & Supplies	472.0	128.9	1,132.6	364.9
Distribution Services	272.4	233.3	766.3	669.8
Eliminations	(80.7)	(46.4)	(204.2)	(128.7)

Total Revenue	$1,236.5	$618.9	$3,267.1	$1,648.6

Operating Profit:
Rig Technology	$70.4	$28.2	$167.2	$55.9
Petroleum Services & Supplies	87.0	16.8	198.8	47.4
Distribution Services	14.5	8.4	31.7	20.6
Unallocated expenses and eliminations	(19.3)	(4.3)	(50.9)	(10.7)
Transaction costs and stock-based compensation	(7.6)	—	(33.8)	—

Total Operating Profit	$145.0	$49.1	$313.0	$113.2

Operating Profit %:
Rig Technology	12.3%	9.3%	10.6%	7.5%
Petroleum Services & Supplies	18.4%	13.0%	17.6%	13.0%
Distribution Services	5.3%	3.6%	4.1%	3.1%

Total Operating Profit %	11.7%	7.9%	9.6%	6.9%

Rig Technology
Three Months Ended September 30, 2005 and 2004. Rig Technology revenue in the third quarter of 2005 was $572.8 million, an increase of $269.7 million (89%) compared to the same period of 2004. Third quarter revenue included approximately $228.0 million of revenue related to the acquisition of Varco. The remainder of the increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters, as well as increases in spare parts and service revenue. The increase was partially offset by delayed equipment shipments of approximately $9.2 million as a result of Gulf Coast Hurricanes Katrina and Rita. Operating profit from Rig Technology was $70.4 million for the third quarter ended September 30, 2005, an increase of $42.2 million (150%) over the same period of 2004. The acquisition of Varco contributed approximately $53.0 million of the increase in operating profit in the third quarter of 2005. Gulf Coast Hurricanes Katrina and Rita reduced operating profit for the segment by approximately $4.4 million as a result of delayed shipments and fixed costs related to facility closures.
Nine Months Ended September 30, 2005 and 2004. Revenue for the first nine months of 2005 was $1,572.4 million, an increase of $829.8 million (112%) compared to the same period of 2004. The first nine months of 2005 revenue includes $519.9 million of revenue related to the acquisition of Varco, with the remainder of the increase due to the factors discussed above. Operating profit for the first nine months of 2005 was $167.2 million, an increase of $111.3 million (199%) compared to 2004. The Varco acquisition accounted for $122.9 million of the increase. The increase in operating profit from the higher revenue volume was largely offset by the charges taken on a large Kazakhstan rig fabrication project as a result of additional costs attributed to higher rig-up costs and more material than originally planned.
Petroleum Services & Supplies
Three Months Ended September 30, 2005 and 2004. Revenue from Petroleum Services & Supplies was $472.0 million for the third quarter of 2005 compared to $128.9 million for the third quarter of 2004, an increase of $343.1 million (266%). The majority of the increase is attributable to the addition of product lines acquired from Varco effective March 11, 2005, which totaled $300.2 million for the quarter. The remaining increase is attributable to high demand for downhole tools and pumping products, which had revenue increases of 37% and 25%, respectively. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 16% and 18%, respectively, in the third quarter of 2005 compared to the same period 2004. Petroleum Services & Supplies also benefited from price increases implemented during 2004. Revenues increased 27% compared to the third quarter of 2004, excluding Varco revenues. Revenues in the third quarter of 2005 were negatively impacted by Gulf Coast Hurricanes Katrina and Rita by an estimated $11.0 million.
Operating profit from Petroleum Services & Supplies was $87.0 million for the third quarter of 2005 compared to $16.8 million for the third quarter of 2004, an increase of $70.2 million (418%). The majority of the increase was attributable to the addition of product lines acquired from Varco effective March 11, 2005. Operating profit from these product lines was $64.6 million for the period. The remaining increase was attributable to higher profitability from downhole tool sales and rentals, and sales of pumping products which had operating profit increases of 77% and 31%, respectively. Operating profits in the third quarter of 2005 were negatively impacted by Gulf Coast Hurricanes Katrina and Rita by an estimated $5.1 million.
Nine Months Ended September 30, 2005 and 2004. Revenue from Petroleum Services & Supplies was $1,132.6 million for the first nine months of 2005 compared to $364.9 million for the first nine months of 2004, an increase of $767.7 million (210%). The majority of the increase is attributable to the addition of product lines acquired from Varco effective March 11, 2005, which totaled $645.1 million for the period. The remaining increase is attributable to high demand for downhole tools and pumping products, which had revenue increases of 40% and 29%, respectively. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 15% and 14%, respectively, in the first nine months of 2005 compared to the same period 2004. Petroleum Services & Supplies also benefited from price increases implemented during 2004. Revenues increased 33% compared to the first nine months of 2004, excluding Varco revenues. Revenues in the third quarter of 2005 were negatively impacted by Gulf Coast Hurricanes Katrina and Rita by an estimated $11.0 million.
Operating profit from Petroleum Services & Supplies was $198.8 million for the first nine months of 2005 compared to $47.4 million for the first nine months of 2004, an increase of $151.4 million (319%). The majority of the increase was attributable to the addition of product lines acquired from Varco effective March 11, 2005. Operating profit from these product lines was $131.6 million for the period. The remaining increase was attributable to higher profitability from downhole tool sales and rentals, and sales of pumping products which had operating profit increases of 82% and 43%, respectively. Operating profits in the third quarter of 2005 were negatively impacted by Gulf Coast Hurricanes Katrina and Rita by an estimated $5.1 million.
Distribution Services
Three Months Ended September 30, 2005 and 2004. Revenue from Distribution Services was $272.4 million, an increase of $39.1 million (17%) during the third quarter of 2005 over the comparable 2004 period. North American and International revenues were up 16% and 18%, respectively, enjoying continued growth in the number of active rigs running in 2005. From a product perspective, maintenance, repair and operating supplies (“MRO”), spare parts, and tubular sales all posted increases.
Operating income of $14.5 million in the third quarter of 2005 increased $6.1 million over the prior year results due to gross margin improvement on higher revenue volumes; with strong expense management in the US; and higher rebates from suppliers.
Nine Months Ended September 30, 2005 and 2004. Revenue from Distribution Services increased $96.5 million (14%) in the first nine months of 2005 when compared to the prior year. Revenue in the international market was up 9%, Canada increased 21% and the U.S. increased 13%, all influenced by the year over year improvement in rig count activity.
Operating income in the first nine months of 2005 of $31.7 million increased by $11.1 million (54%) from the comparable period in 2004. This increase in operating income was largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $19.3 million and $50.9 million for the three and nine months ended September 30, 2005 compared to $4.3 million and $10.7 million for the same periods of 2004. The increase in operations costs was primarily due to costs associated with Varco operations since the acquisition date and greater inter-segment profit eliminations.

Stock-based compensation
Stock-based compensation expense was $4.8 million and $10.7 million for the third quarter and first nine months of 2005, respectively, related to the amortization of unvested options assumed as a result of the merger.
Transaction costs
Transaction costs were $2.8 million and $23.1 million for the third quarter and first nine months of 2005. Transaction costs for the third quarter and first nine months of 2005 consisted primarily of inventory to be discontinued as a result of the merger and severance costs related to former executive officers and employees of National Oilwell.
Interest and financial costs
Interest and financial costs were $14.6 million and $39.4 million for the third quarter and first nine months of 2005 compared to $9.8 million and $28.7 million for the same periods of 2004. The increase was primarily due to interest costs associated with debt assumed in the Varco transaction. See summary of outstanding debt at September 30, 2005 under Liquidity and Capital Resources.
Provision for income taxes
The effective tax rate for the three and nine months ended September 30, 2005 was 32.0% and 32.4% respectively (32.4% and 32.3% excluding transaction costs and stock-based compensation associated with the Varco merger) compared to 27.3% and 28.2% for the same periods in 2004, reflecting a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the US associated with export sales. The US laws granting this tax benefit were modified as part of the American Jobs Creation Act of 2004 and this benefit will be phased out during the next two years. A new tax benefit associated with US manufacturing operations passed into law under the same Act will be phased in over the next five years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit. We anticipate our tax rate for 2005 to be approximately 32% for continuing operations.
Liquidity and Capital Resources
At September 30, 2005, the Company had cash and cash equivalents of $162.2 million, and total debt of $845.6 million. At December 31, 2004, cash and cash equivalents were $142.7 million and total debt was $500.0 million. The increase in cash holdings and outstanding debt was primarily a result of cash acquired of $163.5 million, offset by increases in working capital and debt assumed of $492.8 million related to the Varco acquisition. The Company’s outstanding debt at September 30, 2005 consisted of $200.0 million of 5.65% senior notes due 2012, $200.0 million of 7.25% senior notes due 2011, $150.0 million of 6.5% senior notes due 2011, $150.0 million of 5.5% senior notes due 2012, $100.0 million of 7.5% senior notes due 2008, and other debt $45.6 million. Included in other debt is the fair market value adjustment of the Varco debt assumed in the acquisition which resulted in additional debt recognition of $30.6 million. The difference will be amortized to interest expense over the remaining life of the debt.
For the first nine months of 2005, cash used by operating activities was $23.9 million compared to cash provided by operating activities of $79.7 million in the same period of 2004. Cash was used by operations primarily through increases in receivables of $132.3 million, inventories of $96.9 million, and costs in excess of billings of $110.1 million. These negative cash flows were offset by net income of $185.3 million plus non-cash charges of $86.1 million and $29.1 million of tax benefit from the exercise of nonqualified stock options. Receivables and costs in excess of billings increased due to greater revenue and activity in the third quarter of 2005 compared to the fourth quarter of 2004, while inventory increased due to growing backlog orders.
For the first nine months of 2005, cash provided from investing activities was $85.9 million compared to $7.1 million used for the same period of 2004. Cash acquired in the Varco acquisition in the first quarter of 2005 was $163.5 million.
For the first nine months of 2005, cash used by financing activities was $39.2 million compared to cash used of $70.7 million in 2004. Cash was used by financing activities through the repayment of the Company’s $150 million 6.875% senior notes offset partly by proceeds from exercised stock options of $107.4 million.
The Company’s $150 million 6.875% senior notes were repaid on July 1, 2005 using available cash balances. On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. The facility will expire in July 2010, and replaces the Company’s $175 million North American revolving credit facility and our Norwegian facility. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At September 30, 2005, there were $5.0 million of borrowings against this facility and there were $74 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.

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
Inflation has had an impact on certain of our operations in recent years. We believe that the higher costs for energy, steel and other commodities experienced in 2004 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, labor, energy or other commodity prices may adversely impact future periods.
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
Revenue Recognition under Long-term Construction Contracts
The Company uses the percentage-of-completion method to account for certain long-term construction contracts that are built or constructed to the customer’s specifications, and are manufactured outside the Company’s normal manufacturing process and marketed outside of the Company’s normal marketing channels. Projects recognized under the percentage-of-completion method include the following characteristics: 1) the contracts include custom designs for customer specific applications; 2) components are often modified with change orders throughout the project; 3) the structural design is unique and requires significant engineering efforts; and 4) construction projects often have progress payments. This method requires us to make estimates regarding the total costs of the project, our progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. Provisions for anticipated losses on uncompleted contracts are recorded in full when such losses become evident. The Company measures the extent of progress towards completion on these projects using either input or output based methods that are appropriate to the contract circumstances. The output methods are based upon engineering estimates and the input measures are based upon the ratio of costs incurred to the total projected costs. By the end of 2005, the Company believes that most of its progress to completion estimates will be based on actual costs incurred.
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
Pensions and Other Postretirement Benefits
The Company accounts for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (FAS 87), which requires that amounts recognized in the financial statements be determined on an actuarial basis. Significant elements in determining our pension income or expense in accordance with FAS 87 are the discount rate assumption and the expected return on plan assets. The discount rate used approximates the weighted average rate of return on high-quality fixed income investments whose maturities match the expected payouts. The expected return on plan assets is based upon the geometric mean of historical returns of a number of different equities, including stocks, bonds and U.S. treasury bills. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. The difference between this expected return and the actual return on plan assets is deferred and amortized against future pension income or expense. The total net expense associated with the Company’s defined benefit pension and postretirement benefit plans was approximately $1.9 million and $5.6 million for the three months and nine months ended September 30, 2005, respectively, compared to $1.2 million and $3.6 million for the same periods of 2004. The acquisition of Varco resulted in the addition of approximately $42.4 million of pension and post-retirement benefit plan obligations.
Recently Issued Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS 123R requires us to recognize the cost of employee services received in exchange for the company’s equity instruments. Currently, in accordance with APB Opinion 25, we record the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans, except as described in Notes 2 and 9 related to the Varco Merger, as the exercise price equals the stock price on the date of grant. Under SFAS 123R, we will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted and classify the tax benefit from the exercise of non-qualified stock options as a financing activity in the statement for cash flow. SFAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. We will use the Black-Scholes option-pricing model to calculate the fair value of its options. We have elected to adopt SFAS 123R on a modified prospective basis. Note 9 illustrates the effects on net income and earnings per share if we had adopted SFAS 123R using the Black-Scholes option-pricing model.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected Merger synergies, the expected completion of the Kazakhstan rig fabrication project or the expected segment growth, margins, or incremental operating leverage are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Form 10-K for the year ending December 31, 2004, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Supplemental Pro Forma Comparison
The pro forma information reflects results as if the Varco acquisition occurred at the beginning of the first quarter of 2005 and 2004. The results prior to the merger date include the estimated effect of purchase accounting adjustments, but do not include any effect from cost savings that may result from the merger and do not include restructuring charges, amortization of unvested compensation expense associated with options issued as part of the Merger, litigation gains and transaction-related costs in prior periods. The unaudited pro forma financial statements are presented for informational purposes only and are not necessarily indicative of actual results of operations or financial position that would have occurred had the transaction been consummated at the beginning of the period presented, nor are they necessarily indicative of future results.
Pro forma combined operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Rig Technology	$572.8	$475.8	$1,691.3	$1,201.2
Petroleum Services & Supplies	472.0	370.4	1,325.5	1,031.9
Distribution Services	272.4	233.3	766.3	669.8
Eliminations	(80.7)	(46.4)	(208.1)	(128.7)

Total Revenue	$1,236.5	$1,033.1	$3,575.0	$2,774.2

Operating Profit:
Rig Technology	$70.4	$53.3	$183.6	$107.6
Petroleum Services & Supplies	87.0	58.3	227.2	152.1
Distribution Services	14.5	8.4	31.7	20.6
Unallocated expenses and eliminations	(19.3)	(14.6)	(62.0)	(38.8)

Total Operating Profit	$152.6	$105.4	$380.5	$241.5

Operating Profit %:
Rig Technology	12.3%	11.2%	10.9%	9.0%
Petroleum Services & Supplies	18.4%	15.7%	17.1%	14.7%
Distribution Services	5.3%	3.6%	4.1%	3.1%

Total Operating Profit %	12.3%	10.2%	10.6%	8.7%

Rig Technology
Three Months Ended September 30, 2005 and 2004. Rig Technology revenue on a pro forma basis in the third quarter of 2005 was $572.8 million, an increase of $97.0 million (20%) compared to the same period of 2004. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters, as well as increases in spare parts and service revenue, partially offset by delayed equipment shipments of approximately $9.2 million as a result of Gulf Coast Hurricanes Katrina and Rita. Operating profit on a pro forma basis from Rig Technology was $70.4 million for the third quarter ended September 30, 2005, an increase of $17.1 million (32%) over the same period of 2004, primarily as result of the increase in business activity discussed above. Gulf Coast Hurricanes Katrina and Rita reduced operating profit for the segment by approximately $4.4 million as a result of delayed shipments and fixed costs related to facility closures.
Nine Months Ended September 30, 2005 and 2004. Revenue on a pro forma basis for the first nine months of 2005 was $1,691.3 million, an increase of $490.1 million (41%) compared to the same period of 2004. The increase is primarily due to the factors discussed above. Operating profit on a pro forma basis for the first nine months of 2005 was $183.6 million, an increase of $76 million (71%) compared to 2004. The increase in operating profit from the higher revenue volume was partly offset by charges taken on a large Kazakhstan rig fabrication project as a result of additional costs attributed to higher rig-up costs and more material than originally planned.
Petroleum Services & Supplies
Three Months Ended September 30, 2005 and 2004. Revenue on a pro forma basis from Petroleum Services & Supplies was $472.0 million for the third quarter of 2005 compared to $370.4 million for third quarter of 2004, an increase of $101.6 million (27%). The increase is attributable to a significant increase in U.S. and worldwide drilling activity, price increases implemented during 2004, strong spare part and consumable sales to support increased drilling and acquisitions made in 2004. The revenue increase attributable to acquisitions is approximately $2.9 million. Operating profit on a pro forma basis for Petroleum Services & Supplies was $87.0 million for the third quarter of 2005 compared to $58.3 million for the third quarter of 2004, an increase of $28.7 million (49%). Improved quarter-over-quarter results were posted across all product lines with the exception of pipeline inspection. Operating profits in the third quarter of 2005 were negatively impacted by Gulf Coast Hurricanes Katrina and Rita by an estimated $5.1 million.
Nine Months Ended September 30, 2005 and 2004. Revenue on a pro forma basis from Petroleum Services & Supplies was $1,325.5 million for the first nine months of 2005 compared to $1,031.9 million for first nine months of 2004, an increase of $293.6 million (28%). The increase is attributable to a significant increase in U.S. and worldwide drilling activity, price increases implemented during 2004, strong spare parts and consumable sales to support increased drilling and acquisitions made in 2004. The revenue increase attributable to acquisitions is approximately $14.7 million. Operating profit on a pro forma basis for Petroleum Services & Supplies was $227.2 million for the first nine months of 2005 compared to $152.1 million for the first nine months of 2004, an increase of $75.1 million (49%). Improved quarter-over-quarter results were posted across all product lines with the exception of pipeline inspection. Revenues in the third quarter of 2005 were negatively impacted by Gulf Coast Hurricanes Katrina and Rita by an estimated $11.0 million.
Distribution Services
Results for Distribution Services on a pro forma basis are the same as they are for actual. See discussion above regarding Distribution Services.
Unallocated expenses and eliminations
Unallocated expenses and eliminations on a pro forma basis were $19.3 million and $62.0 million for the three and nine months ended September 30, 2005, increases of $4.7 million and $23.2 million compared to the three and nine months ended September 30, 2004. The increase in unallocated operating costs was due to greater inter-segment profit eliminations, cost increases associated with complying with Sarbanes-Oxley legislation, and greater legal costs, offset by corporate overhead consolidation savings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange gains in our income statement of approximately $3.1 million in the first nine months of 2005, compared to $1.7 million in foreign exchange losses in the same period of the prior year. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.
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
At September 30, 2005, we had also entered into several foreign currency forward contracts with notional amounts aggregating $465.8 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, Norwegian Kroner and the Singapore Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of September 30, 2005 for contracts with similar terms and maturity dates, we have recorded a loss for the first nine months of $5.1 million, net of tax of $1.8 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated balance sheet. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings related to these forward contracts.

The company also had several foreign currency forward contracts with notional amounts aggregating $31.7 million designated and qualifying as fair value hedges to hedge exposure to the Euro. Based on quoted market prices as of September 30, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated gains on firm commitments. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings related to these forward contracts.
The Company has other financial market risk sensitive instruments denominated in foreign currencies totaling $4.1 million as of September 30, 2005 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments would affect net income by $0.3 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At September 30, 2005 our long term borrowings consisted of $100 million in 7.5% senior notes, $150 million in 6.5% senior notes, $200 million in 7.25% senior notes, $200 million in 5.65% senior notes and $150 million in 5.5% senior notes. We had $5 million of borrowings under our other credit facilities at September 30, 2005. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of September 30, 2005, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under this agreement, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps will be marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest swap agreements resulted in a $1.3 million increase in interest expense for the quarter ended September 30, 2005.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on July 22, 2005. Stockholders elected three directors nominated by the board of directors for terms expiring in 2008 by the following votes: Robert E. Beauchamp — 153,863,534 votes for and 1,334,268 votes withheld, Jeffery A. Smisek — 153,861,460 votes for and 1,336,342 votes withheld, and James D. Woods — 153,573,148 votes for and 1,624,654 withheld. There were no nominees to office other than the directors elected.
A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 was voted on by the stockholders as follows: 153,397,840 votes for, 938,224 votes against and 861,737 votes abstaining.
Item 6. Exhibits
     Reference is hereby made to the Exhibit Index commencing on Page 27.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2005	/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

10.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 14, 2005)

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 14, 2005)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.