Form 10-K/A
period 2004-12-31
NATIONAL OILWELL VARCO INC
filed 2006-02-17
CIK 1021860

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference
None.

Amendment No. 2 Overview

This Amendment No. 2 on Form 10-K/A is being filed to amend Parts II and IV of our previously filed Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 8, 2005 and amended on April 29, 2005 to include Part III information (the “Original Form 10-K”). This Amendment No. 2 is being filed to reflect the restatement of our consolidated financial statements resulting from errors in intercompany and related inventory accounts, as described in Note 1, under “Restatement of Previously Issued Financial Statements,” of the Consolidated Financial Statements included in this Form 10-K/A. This Amendment No. 2 also contains changes to Item 6, Item 7, and Item 9A of Part II to reflect changes resulting from this restatement. There are no other significant changes to the Original Form 10-K other than those outlined above. This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K, or modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K (other than the restatement), and such forward-looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 2.

We changed our name following the filing of the Original Form 10-K to National Oilwell Varco, Inc. We have used our former name throughout this Amendment No. 2 for consistency.

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

Item 6. Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Unaudited)	(Unaudited)
	(in millions of U.S. dollars, except per share amounts)(1)
Operating Data:
Revenues	$2,318.1	$2,004.9	$1,521.9	$1,747.5	$1,149.9
Operating income (3)	176.0	164.1	127.7	189.3	48.5
Income before taxes (3)	138.9	121.8	106.7	168.0	27.0
Net income (2)	115.2	79.7	67.1	104.1	13.1
Net income per share
Basic (2)	1.34	0.94	0.83	1.29	0.17
Diluted (2)	1.33	0.94	0.82	1.27	0.16
Other Data:
Depreciation and amortization	44.0	39.2	25.0	38.9	35.0
Capital expenditures	39.0	32.4	24.8	27.4	24.6
Balance Sheet Data:
Working capital	711.0	763.0	734.8	631.3	480.3
Total assets	2,576.5	2,213.1	1,942.5	1,471.7	1,278.9
Long-term debt, less current maturities	350.0	594.0	594.6	300.0	222.5
Stockholders’ equity	1,270.2	1,059.2	899.3	839.4	739.1

(1)	We restated our consolidated financial statements for 2004, 2003 and 2002 as discussed in Note 1 to the consolidated financial statements. For periods prior to 2002, our internal investigation indicated that total assets and stockholder’s equity were overstated by $28.1 million and we have adjusted these amounts based on information available at this time. However, we were not able to determine, with precision, the complete impact on the 2001 and 2000 consolidated financial statements without incurring unreasonable amounts of time, resources and expenses to allocate and consistently apply adjustments to these periods. Therefore, these periods have been labeled unaudited.

(2)	We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income of $115.0 million and $23.1 million for the years ended December 31, 2001 and 2000, respectively; basic earnings per common share of $1.42 and $0.29 for the years ending December 31, 2001 and 2000, respectively; and diluted earnings per common share of $1.41 and $0.29 for the years ending December 31, 2001 and 2000, respectively.

(3)	In connection with the IRI International Corporation merger in 2000, we recorded charges of $14.1 million related to direct merger costs, personnel reductions, and facility closures and inventory write-offs of $15.7 million due to product line rationalization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Restatement

We have restated our consolidated financial statements filed with this report as described in Note 1 of the consolidated financial statements filed with this Amendment No. 2.

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

Results of Operations

Operating results by segment are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Revenues:
Revenues from backlog	$695.1	$623.1	$390.4
Noncapital equipment	841.9	691.5	526.8

Products and Technology	1,537.0	1,314.6	917.2
Distribution Services	905.1	792.0	686.2
Eliminations	(124.0)	(101.7)	(81.5)

Total	$2,318.1	$2,004.9	$1,521.9

Operating Income:
Products and Technology	$164.8	$170.2	$120.4
Distribution Services	29.6	6.5	18.1
Corporate	(18.4)	(12.6)	(10.8)

Total	$176.0	$164.1	$127.7

Capital equipment backlog:
Beginning of year	$338.9	$363.6	$384.9
Add: Orders, net	961.3	598.4	199.1
Less: Revenues	695.1	623.1	390.4

End of year	$605.1	$338.9	$363.6	(1)

(1) Includes $170 million Hydralift backlog @ 12/31/02

Products and Technology

      Year 2004 versus 2003

Products and Technology revenues in 2004 were $222.4 million (17%) higher than the previous year. Yearly average oil and gas prices in 2004 were $41.37 and $5.95, an increase of 34% and 8% over 2003. These higher oil and gas prices have encouraged many of our customers to order new capital equipment, or refurbish their existing equipment, generating additional capital equipment revenues in 2004 of $72 million. The number of worldwide rigs actively searching for oil and gas increased approximately 10% in 2004 to a yearly average of 2,395 rigs. This metric is a key driver of our noncapital equipment revenues which were $150 million higher in 2004. Drilling spare parts, expendable pumps and related parts, downhole motors and fishing tools, and service work all showed significant increases during 2004. Despite the higher revenues, operating income declined approximately $5 million (3%). Gross margins were negatively impacted by the increase of lower margin capital equipment revenues, higher steel prices during the first half of the year and higher agent commissions. Operating expenses increased primarily due to higher employee benefit costs.

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

      Year 2003 versus 2002

Revenues in the Products and Technology segment in 2003 increased $397.4 million over the prior year, with virtually all of the increase attributable to our acquisitions of Hydralift and Monoflo. Major international construction projects are generally long-term contracts, thus less susceptible to changes in oil and gas prices or rig count movements. Our revenues from backlog increased $233 million, primarily resulting from the addition of the Hydralift operations. Sales and rentals of downhole motors and fishing tools increased approximately $32 million, primarily due to the resurging North American drilling rig count. Spare part and service revenues accounted for the remaining incremental revenues. Operating income in 2003 increased $49.8 million over 2002 and generated a flow-through percentage of 12.5%. We use flow-through percentage as a measure of operating leverage. The percentage, or ratio, is derived directly from the Company’s financial statements. Incremental means the actual period to period changes in revenues and operating income. A flow-through percentage represents the incremental change in operating income over the incremental change in revenue. While we target a flow-through rate of 25% for this group, this was not expected in 2003 as the increased revenues came from acquisitions which in turn included large amounts of overhead and administrative costs. Operating expenses incurred to generate the margins resulting from the incremental sales volume were approximately $81 million higher than the prior year, due primarily to the addition of Hydralift and Monoflo.

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

Income Taxes

National Oilwell is subject to U.S. federal, state and foreign taxes and recorded a combined tax rate of 16% in 2004, 29% in 2003 and 36% in 2002. The reduction in the 2004 effective tax rate is primarily due to a non-recurring tax credit of $17 million resulting from the release of a valuation allowance related to the American Jobs Creation Act of 2004. We anticipate our effective tax rate for 2005 will approximate 32%.

The reduction in the 2003 effective tax rate was primarily due to the lower tax rate on increased foreign income and the benefit associated with export sales.

Liquidity and Capital Resources

At December 31, 2004, our working capital totaled $711 million, a decrease of $52 million from December 31, 2003. However, the general increase in market activity has increased our working capital needs. An increase of $19 million in receivables and $118 million in inventories has been offset by an increase in accounts payable of $187 million. Our capital equipment contracts have generated a net asset position of $195 million, an increase of $136 million from December 2003. We have recorded $150 million of our debt obligations to a current liability as the 6 7/8 unsecured senior notes will mature on July 1, 2005. Cash has increased $69 million during the year and our principal source of cash is from operations. Our ability to collect our customer receivables and obtain prepayments from our customers to help fund major projects are critical to our cash generation needs. Our primary cash uses include acquisitions, capital expenditures to enhance our existing operations, and repayment of debt obligations.

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

Market Risk Disclosure

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the local currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange losses in our income statement of approximately $9.3 million in 2004 and $7.2 million in the prior year, primarily related to cash balances and intercompany accounts held in U.S. dollars at these subsidiary locations. The remeasurement of these amounts into the local currency results in an income statement gain or loss, which is offset when the amount is translated back into U.S. currency for consolidation purposes by way of an increase or decrease to Other Comprehensive Income in the equity section of the balance sheet.. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Subsequent to the initial filing of this annual report on Form 10-K, the Company discovered unreconciled differences in materials-in-transit inventory accounts between its consolidated subsidiaries. The Company’s investigation of inventory and related intercompany accounts discovered unreconciled differences related to materials-in-transit and intercompany account balances from December 31, 2001 through September 30, 2005. Upon evaluation of the results of this investigation, management of the Company determined that the Company had a deficiency in controls relating to materials-in-transit and intercompany accounts, and further concluded that such deficiency represented a material weakness in internal control over financial reporting as of December 31, 2004.

For the reasons stated above, our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)), have revised the previous conclusions of management of the Company stated in the initial filing of this annual report on Form 10-K and concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s annual report on internal control over financial reporting

A revised annual report of management of the Company on internal control over financial reporting is included in Item 15 of this annual report on Form 10-K/A.

Attestation report of the registered public accounting firm.

A revised annual report of Ernst &Young LLP on internal control over financial reporting of the Company is included in Item 15 of this annual report on Form 10-K/A.

Changes in internal control over financial reporting

During 2005 the Company implemented the following steps, among others, to remediate and strengthen its internal controls over materials-in-transit inventory and intercompany account reconciliations:
1.	The Company has changed its reconciliation process to require individual subsidiaries to reconcile all intercompany balances with counterparties on a monthly and transaction-by transaction basis in a timely manner;

2.	The Company appointed a worldwide intercompany controller to monitor the effectiveness of intercompany controls; and

3.	The Company has corrected errors and improved processes to develop detailed support for its outstanding materials-in-transit account balances.

As a result of these improvements, management of the Company believes that its internal controls relating to the materials-in-transit and intercompany accounts are functioning effectively.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements and Exhibits

1.	Financial Statements
	The following financial statements are presented in response to Part II, Item 8:
		Page(s) in
		This Report

	Consolidated Balance Sheets	21

	Consolidated Statements of Operations	22

	Consolidated Statements of Cash Flows	23

	Consolidated Statements of Stockholders’ Equity	24

	Notes to Consolidated Financial Statements	25-47

2.	Financial Statement Schedule

	Schedule II — Valuation and Qualifying Accounts	48

	All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

3.	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Howard E. Davis, Kevin A. Neveu, Mark A. Reese, Jeremy D. Thigpen and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.4.1	Form of Stock Option Agreement (Exhibit 10.1) (6)

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company**.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto)**.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

**	Previously filed

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

National Oilwell Varco, Inc. (formerly National-Oilwell, Inc.)

Date: February 16, 2006	By:	/s/ Clay C. Williams
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

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National-Oilwell, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is February 16, 2006, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Houston, Texas
March 7, 2005, except for Note 1
        as to which the date is February 16, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS RESTATED)

National Oilwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting. National-Oilwell’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. In the Company’s 2004 Form 10-K filed on March 7, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management concluded that a deficiency in controls relating to materials-in-transit inventory and intercompany accounts between consolidated subsidiaries existed as of December 31, 2004, and that such deficiency represented a material weakness in our internal control over financial reporting as of December 31, 2004. As a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2004. This material weakness has caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate our consolidated financial statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004.

Management’s revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s restated consolidated financial statements included in this Amendment.

/s/ Merrill A. Miller, Jr
Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer

/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and
Chief Financial Officer

Houston, Texas

February 16, 2006

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
In our report dated March 7, 2005, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to materials-in-transit and intercompany accounts between consolidated subsidiaries existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2004. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified a material weakness in the Company’s controls over materials-in-transit and intercompany accounts between consolidated subsidiaries and, as a result, concluded the Company’s previously reported financial statements had been misstated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 7, 2005, except for Note 1 as to which the date is February 16, 2006, on those consolidated financial statements (as restated).
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National-Oilwell, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of National-Oilwell, Inc. and our report dated March 7, 2005, except for Note 1, as to which the date is February 16, 2006, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
March 7, 2005, except for the effects of the material
     weakness described in the sixth paragraph above,
     as to which the date is February 16, 2006

NATIONAL-OILWELL, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Restated)

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$142.7	$74.2
Receivables, net	480.1	460.9
Inventories	635.3	517.1
Costs in excess of billings	226.5	107.6
Deferred income taxes	15.6	15.4
Prepaid and other current assets	15.0	41.6

Total current assets	1,515.2	1,216.8
Property, plant and equipment, net	255.1	252.4
Deferred income taxes	55.1	52.4
Goodwill	639.0	587.3
Intangibles, net	91.0	79.3
Property held for sale	1.1	8.7
Other assets	20.0	16.2

	$2,576.5	$2,213.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	150.0	14.9
Accounts payable	407.7	220.5
Customer prepayments	27.9	26.4
Accrued compensation	37.0	25.4
Billings in excess of costs	32.0	49.3
Accrued income taxes	37.0	26.3
Other accrued liabilities	112.6	91.0

Total current liabilities	804.2	453.8
Long-term debt	350.0	594.0
Deferred income taxes	102.8	52.4
Other liabilities	31.5	38.0

Total liabilities	1,288.5	1,138.2

Commitments and contingencies

Minority interest	17.8	15.7

Stockholders’ equity:

Common stock — par value $.01; 85,995,266 and 85,124,979 shares issued and outstanding at December 31, 2004 and December 31, 2003	0.9	0.9
Additional paid-in capital	692.9	674.9
Accumulated other comprehensive gain (loss)	33.4	(44.4)
Retained earnings	543.0	427.8

	1,270.2	1,059.2

	$2,576.5	$2,213.1

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Restated)

	Year Ended December 31,
	2004	2003	2002
Revenues	$2,318.1	$2,004.9	$1,521.9

Cost of products sold	1,814.3	1,535.6	1,166.7

Gross profit	503.8	469.3	355.2

Selling, general, and administrative	327.8	305.2	227.5

Operating income	176.0	164.1	127.7

Interest and financial costs	(38.4)	(38.9)	(27.3)
Interest income	3.5	2.3	2.6
Other income (expense), net	(2.2)	(5.7)	3.7

Income before income taxes and minority interest	138.9	121.8	106.7

Provision for income taxes	21.6	35.9	38.8

Income before minority interest	117.3	85.9	67.9

Minority interest in income of consolidated subsidiaries	(2.1)	(6.2)	(0.8)

Net income	$115.2	$79.7	$67.1

Net income per share:

Basic	$1.34	$0.94	$0.83

Diluted	$1.33	$0.94	$0.82

Weighted average shares outstanding:
Basic	85.8	84.5	81.0

Diluted	86.5	85.0	81.7

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Restated)

	Year Ended December 31,
	2004	2003	2002
Cash flow from operating activities:
Net income	$115.2	$79.7	$67.1
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	44.0	39.2	25.0
Provision for losses on receivables	4.0	5.7	3.6
Provision (benefit) for deferred income taxes	(6.7)	6.9	11.5
Gain on sale of assets	(18.4)	(5.8)	(4.5)
Foreign currency transaction losses, net	9.3	7.2	0.3
Tax benefit from exercise of nonqualified stock options	3.4	3.9	0.3
Changes in assets and liabilities, net of acquisitions:
Receivables	(8.6)	(6.2)	59.0
Inventories	(105.8)	(56.4)	31.8
Costs in excess of billings	(106.4)	(53.8)	—
Prepaid and other current assets	27.4	(13.9)	(3.0)
Accounts payable	174.3	53.4	(32.0)
Billings in excess of cost	(17.7)	(12.5)	—
Other assets/liabilities, net	52.2	(16.4)	(54.7)

Net cash provided by operating activities	166.2	31.0	104.4

Cash flow from investing activities:
Purchases of property, plant and equipment	(39.0)	(32.4)	(24.8)
Proceeds from sale of assets	35.8	7.9	12.5
Businesses acquired and investments in joint ventures, net of cash	(2.8)	(78.0)	(213.0)

Net cash used by investing activities	(6.0)	(102.5)	(225.3)

Cash flow from financing activities:
Borrowings against lines of credit	521.6	454.6	303.2
Payments against lines of credit	(631.5)	(439.1)	(311.0)
Net proceeds from issuance of long-term debt	—	—	199.1
Proceeds from stock options exercised	14.6	9.7	2.0
Other	—	—	1.3

Net cash provided by financing activities	(95.3)	25.2	194.6

Effect of exchange rates on cash	3.6	2.2	1.4

Increase (decrease) in cash and equivalents	68.5	(44.1)	75.1
Cash and cash equivalents, beginning of year	74.2	118.3	43.2

Cash and cash equivalents, end of year	$142.7	$74.2	$118.3

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$34.0	$35.1	$21.6
Income taxes	$21.4	$30.7	$45.6

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data)
(Restated)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Loss	Earnings	Total
Balance at December 31, 2001	$0.8	$592.5	$(34.9)	$281.0	$839.4

Net income				67.1	67.1
Other comprehensive income
Currency translation adjustments			2.5		2.5
Interest rate contract			0.9		0.9
Minimum liability of defined benefit plans			(12.9)		(12.9)

Comprehensive income					57.6
Stock options exercised	0.0	2.0			2.0
Tax benefit of options exercised		0.3			0.3

Balance at December 31, 2002	$0.8	$594.8	$(44.4)	$348.1	$899.3

Net income				79.7	79.7
Other comprehensive income
Currency translation adjustments			4.6		4.6
Interest rate contract			(0.1)		(0.1)
Minimum liability of defined benefit plans			(4.5)		(4.5)

Comprehensive income					79.7
Stock issued for acquisition	0.1	66.5			66.6
Stock options exercised	0.0	9.7			9.7
Tax benefit of options exercised		3.9			3.9

Balance at December 31, 2003	$0.9	$674.9	$(44.4)	$427.8	$1,059.2

Net income				115.2	115.2
Other comprehensive income
Currency translation adjustments			72.5		72.5
Interest rate contract			(0.1)		(0.1)
Minimum liability of defined benefit plans			5.4		5.4

Comprehensive income					193.0
Stock options exercised	—	14.6			14.6
Tax benefit of options exercised		3.4			3.4

Balance at December 31, 2004	$0.9	$692.9	$33.4	$543.0	$1,270.2

The accompanying notes are an integral part of these statements.

NATIONAL-OILWELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Restated)

1. Restatement and Summary of Significant Accounting Policies

Restatement of previously issued financial statements
On February 17, 2006 the Company announced that it was restating its previously issued Consolidated Financial Statements for each of 2004, 2003, and 2002 due to errors in intercompany and inventory accounts. The restatement had no impact on the reported net income of the Company for the nine-month period ended September 30, 2005, and resulted in an increase (decrease) to net income of $5.0 million, $2.9 million, and ($6.0 million) for the fiscal years ending December 31, 2004, 2003, and 2002, respectively. In addition, the restatement also reduced inventory and stockholders’ equity by $28.1 million as of December 31, 2001.
In late 2005, the Company discovered unreconciled differences related to materials-in-transit and intercompany accounts between consolidated subsidiaries. The Company’s investigation of inventory and related intercompany accounts discovered misstatements of certain account balances from December 31, 2001 through September 30, 2005. The Company has made revisions to its intercompany and inventory controls to identify and prevent these issues from recurring in future periods. During 2005, the Company implemented the following steps, among others, to remeditate and strengthen its internal controls over materials-in-transit and intercompany account reconciliations: 1) The Company has changed its reconciliation process to require individual subsidiaries to reconcile all intercompany balances with counter parties on a monthly and transaction-by-transaction basis. 2) The Company appointed a worldwide intercompany controller to monitor the effectiveness of these controls. 3) The Company has corrected errors and improved processes to develop detailed support for its outstanding materials-in-transit account balances. As a result of these improvements, the Company believes that the financial controls over the materials-in-transit and intercompany accounts are functioning effectively.
The following tables compares the Company’s reported and restated financial results for each of the years ended December 31, 2004, 2003, and 2002, respectively.
As originally reported (in millions; except per share data):

	Year Ended December 31,
	2004	2003	2002
Stockholders’ Equity	$1,296.4	$1,090.4	$933.4
Income Before Income Taxes and Minority Interest	$131.5	$116.7	$113.3
Net Income	$110.2	$76.8	$73.1

Net Income per Diluted Share	$1.27	$0.90	$0.89

As restated (in millions; except per share data):

	Year Ended December 31,
	2004	2003	2002
Stockholders’ Equity	$1,270.2	$1,059.2	$899.3
Income Before Income Taxes and Minority Interest	$138.9	$121.8	$106.7
Net Income	$115.2	$79.7	$67.1

Net Income per Diluted Share	$1.33	$0.94	$0.82

Difference (in millions; except per share data):

	Year Ended December 31,
	2004	2003	2002
Stockholders’ Equity	$(26.2)	$(31.2)	$(34.1)
Income Before Income Taxes and Minority Interest	$7.4	$5.1	$(6.6)
Net Income	$5.0	$2.9	$(6.0)

Net Income (Loss) per Diluted Share	$0.06	$0.04	$(0.07)

Amounts for 2002 and prior periods have not been tax effected as the ability to obtain tax deductions is uncertain.

In addition, the restatement resulted in changes to the consolidated statement of cash flows and Notes 3, 10, 11 and 12.

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

Assuming that we had accounted for our stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the option’s vesting period, our net income and net income per share would have been (in millions, except per share data):

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net income:
As reported	$115.2	$79.7	$67.1
Less: compensation expense recorded	—	—	—
Plus: fair value of stock based compensation	(7.4)	(8.5)	(9.2)

Pro forma	$107.8	$71.2	$57.9

Basic net income per share:
As reported	$1.34	$0.94	$0.83
Pro forma	1.26	0.84	0.71

Diluted net income per share:
As reported	$1.33	$0.94	$0.82
Pro forma	1.25	0.84	0.71

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

During 2002 we also acquired three other businesses, primarily within our Products and Technology segment, for approximately $17 million in cash.

3. Inventories

      Inventories consist of (in millions):

	December 31,	December 31,
	2004	2003
	(restated)	(restated)
Raw materials and supplies	$62.6	$45.4
Work in process	104.2	107.7
Finished goods and purchased products	468.5	364.0

Total	$635.3	$517.1

4. Property, Plant and Equipment

      Property, plant and equipment consists of (in millions):

	Estimated	December 31,	December 31,
	Useful Lives	2004	2003
Land and improvements	2-20 Years	$20.8	$23.7
Buildings and improvements	5-31 Years	117.8	99.9
Machinery and equipment	5-12 Years	196.9	154.7
Computer and office equipment	3-10 Years	79.1	95.6
Rental equipment	1-7 Years	91.8	75.7

		506.4	449.6
Less accumulated depreciation		(251.3)	(197.2)

		$255.1	$252.4

5. Long-Term Debt

      Long-term debt consists of (in millions):

	December 31,	December 31,
	2004	2003
Credit facilities	$—	$108.9
6.875% senior notes	150.0	150.0
6.50% senior notes	150.0	150.0
5.65% senior notes	200.0	200.0

	500.0	608.9
Less current portion	150.0	14.9

	$350.0	$594.0

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

The assumptions used in the Black-Scholes option-pricing model were:

Assumptions	2004	2003	2002
Risk-free interest rate	2.7%	2.6%	2.4%
Expected dividend	—	—	—
Expected option life (years)	5	5	5
Expected volatility	51%	48%	54%

On February 7, 2005, we issued 1,145,000 stock options at an exercise price of $37.60.

10. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	December 31,	December 31,	December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Domestic	$51.5	$24.2	$39.1
Foreign	87.4	97.6	67.6

	$138.9	$121.8	$106.7

      The components of the provision for income taxes consisted of (in millions):

	December 31,	December 31,	December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Current:
Federal	$9.8	$5.5	$10.7
State	(3.3)	0.9	0.9
Foreign	21.8	22.6	15.7

	28.3	29.0	27.3

Deferred:
Federal	(12.8)	1.7	4.9
State	2.2	0.7	1.2
Foreign	3.9	4.5	5.4

	(6.7)	6.9	11.5

	$21.6	$35.9	$38.8

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	December 31,	December 31,	December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Federal income tax at statutory rate	$48.6	$42.6	$37.4
Foreign income tax rate differential	(2.3)	(7.9)	(3.3)
State income tax, net of federal benefit	1.0	0.6	0.6
Tax benefit of foreign sales income	(3.1)	(3.0)	(1.6)
Nondeductible expenses	1.3	1.7	1.0
Tax benefit of capital loss carryovers	—	(0.8)	—
Foreign dividends net of FTCs	3.2	(2.7)	1.2
Net operating loss carryforwards	—	(0.7)	—
Change in deferred tax valuation allowance	(20.1)	6.9	0.4
Prior year taxes	(7.2)	(0.8)	2.8
Other	0.2	—	0.3

	$21.6	$35.9	$38.8

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Allowances and operating liabilities	$19.6	$30.3
Net operating loss carryforwards	18.6	29.4
Foreign tax credit carryforwards	21.1	21.9
Capital loss carryforward	3.8	4.9
Other	24.3	18.2

Total deferred tax assets	87.4	104.7
Valuation allowance for deferred tax assets	(16.8)	(36.9)

	70.6	67.8

Deferred tax liabilities:
Tax over book depreciation	29.6	30.0
Operating and other assets	58.7	10.6
Other	14.5	11.8

Total deferred tax liabilities	102.8	52.4

Net deferred tax asset (liability)	$(32.2)	$15.4

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

No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2004.

Summarized financial information is as follows (in millions):

Geographic Areas:

	United			United
	States	Canada	Norway	Kingdom	Other	Eliminations	Total
December 31,2004
Revenues from:
Unaffiliated customers	$1,303.6	$403.1	$274.1	$99.7	$237.6	$—	$2,318.1
Interarea sales	231.5	86.0	45.1	13.5	17.2	(393.3)	—

Total revenues	1,535.1	489.1	319.2	113.2	254.8	(393.3)	2,318.1
Long-lived assets	126.1	33.2	33.1	24.4	38.3	—	255.1

December 31,2003
Revenues from:
Unaffiliated customers	$1,086.7	$332.9	$260.2	$95.9	$229.2	$—	$2,004.9
Interarea sales	138.5	55.6	41.1	5.4	5.5	(246.1)	—

Total revenues	1,225.2	388.5	301.3	101.3	234.7	(246.1)	2,004.9
Long-lived assets	133.9	32.4	29.5	22.8	33.8	—	252.4

December 31,2002
Revenues from:
Unaffiliated customers	$1,055.0	$254.3	$86.2	$44.7	$81.7	$—	$1,521.9
Interarea sales	108.1	59.4	18.5	7.4	1.2	(194.6)	—

Total revenues	1,163.1	313.7	104.7	52.1	82.9	(194.6)	1,521.9
Long-lived assets	138.5	26.0	18.3	6.1	19.5	—	208.4

Business Segments

	Products and	Distribution		Corporate/
	Technology	Services		Eliminations	Total
December 31, 2004 (Restated)
Revenues from:
Unaffiliated customers	$1,424.5	$893.6		$—	$2,318.1
Intersegment sales	112.5	11.5		(124.0)	—

Total revenues	1,537.0	905.1		(124.0)	2,318.1
Operating income (loss)	164.8	29.6		(18.4)	176.0
Capital expenditures	34.8	2.3		1.9	39.0
Depreciation and amortization	34.7	6.8		2.5	44.0
Goodwill	597.7	35.1		6.2	639.0
Total assets	2,049.9	386.5		140.1	2,576.5

December 31, 2003 (Restated)
Revenues from:
Unaffiliated customers	$1,215.9	$789.0		$—	$2,004.9
Intersegment sales	98.7	3.0		(101.7)	—

Total revenues	1,314.6	792.0		(101.7)	2,004.9
Operating income (loss)	170.2	6.5	(a)	(12.6)	164.1
Capital expenditures	25.5	3.8		3.1	32.4
Depreciation and amortization	30.1	5.8		3.3	39.2
Goodwill	546.6	35.8		4.9	587.3
Total assets	1,763.1	363.7		86.3	2,213.1

December 31, 2002 (Restated)
Revenues from:
Unaffiliated customers	$837.7	$684.2		$—	$1,521.9
Intersegment sales	79.5	2.0		(81.5)	—

Total revenues	917.2	686.2		(81.5)	1,521.9
Operating income (loss)	120.4	18.1		(10.8)	127.7
Capital expenditures	19.8	3.6		1.4	24.8
Depreciation and amortization	19.3	4.9		0.8	25.0
Goodwill	490.9	16.4		4.9	512.2
Total assets	1,605.5	266.7		70.3	1,942.5

(a)	Includes a $6.3 million pre-tax charge related to the accumulated clearing account problem within the purchasing system.

12. Quarterly Financial Data (Unaudited)

As discussed in Note 1, we have restated our financial statements and other financial information, including the unaudited quarterly information presented below. Summarized quarterly results, were as follows (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Year ended December 31, 2004 (Restated)
Revenues	$496.2	$533.5	$618.9	$669.5	$2,318.1

Gross Profit	104.4	119.5	133.0	146.9	503.8
Income before taxes	16.7	32.4	40.2	49.6	138.9
Minority interest	(0.2)	(0.3)	(0.7)	(0.9)	(2.1)
Net income	$11.6	$22.6	$28.4	$52.6	$115.2

Net income per basic share	0.14	0.26	0.33	0.61	1.34
Net income per diluted share	0.14	0.26	0.33	0.61	1.33

Year ended December 31, 2003 (Restated)
Revenues	$500.6	$475.4	$498.6	$530.3	$2,004.9
Gross Profit	117.2	104.2	117.1	130.8	469.3
Income before taxes	28.2	25.6	31.1	36.9	121.8
Minority interest	(2.0)	(1.1)	(1.0)	(2.1)	(6.2)
Net income	$14.6	$19.8	$15.3	$30.0 (a)	$79.7

Net income per basic share	0.17	0.23	0.18	0.35	0.94
Net income per diluted share	0.17	0.23	0.18	0.35	0.94

      (a) Reflects an income tax benefit of $2.7 million related to a revision of the annual effective tax rate to 29%.

Schedule II

National-Oilwell, Inc.

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

		Additions
		(Deductions)
	Balance	charged to	Charge	Balance
	beginning	costs and	offs and	end of
	of year	expenses	other	year
		(in millions)
Allowance for doubtful accounts:
2004	$18.3	$4.0	$(9.5)	$12.8
2003	12.6	5.7	0.0	18.3
2002	9.1	3.6	(0.1)	12.6

Valuation allowance for deferred tax assets:
2004	$36.9	$(20.3)	$0.2	$16.8
2003	29.9	7.0	—	36.9
2002	29.5	0.4	—	29.9

EXHIBIT INDEX

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	By-laws of National-Oilwell, Inc. (Exhibit 3.2) (5).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell, with a similar agreement with Steven W. Krablin (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Robert L. Bloom, Howard E. Davis, Kevin A. Neveu, Mark A. Reese, Jeremy D. Thigpen and Robert R. Workman (Exhibit 10.2) (2).

10.3	Employment Agreement dated as of June 28, 2000 between Gary W. Stratulate and IRI International, Inc., which has now merged into National Oilwell (Exhibit 10.3) (2).

10.4	Amended and Restated Stock Award and Long-Term Incentive Plan (Exhibit 10.1) (3)*.

10.4.1	Form of Stock Option Agreement (Exhibit 10.1) (6)

10.5	Loan Agreement dated July 30, 2002 (Exhibit 10.2) (3).

21.1	Subsidiaries of the Company**.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto)**.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

**	Previously filed

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2002.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 7, 2003.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 10, 2005.