Form 10-Q
period 2006-06-30
NATIONAL OILWELL VARCO INC
filed 2006-08-04
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006 the registrant had 175,377,768 shares of common stock, par value $.01 per share, outstanding.

ITEM 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$515.7	$209.4
Receivables, net	1,267.8	1,139.2
Inventories, net	1,536.4	1,198.3
Costs in excess of billings	378.0	341.9
Deferred income taxes	59.1	58.6
Prepaid and other current assets	111.2	50.8

Total current assets	3,868.2	2,998.2

Property, plant and equipment, net	909.3	877.6
Deferred income taxes	53.1	52.2
Goodwill	2,151.7	2,117.7
Intangibles, net	595.9	611.5
Other assets	20.3	21.3

Total assets	$7,598.5	$6,678.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$789.6	$568.2
Accrued liabilities	842.0	530.1
Current portion of long-term debt and short-term borrowings	4.5	5.7
Accrued income taxes	88.3	83.2

Total current liabilities	1,724.4	1,187.2

Long-term debt	831.4	835.6
Deferred income taxes	371.6	373.3
Other liabilities	63.5	63.7

Total liabilities	2,990.9	2,459.8

Commitments and contingencies

Minority interest	26.7	24.5

Stockholders’ equity:
Common stock – par value $.01; 175,363,003 and 174,362,488 shares issued and outstanding at June 30, 2006 and December 31, 2005	1.8	1.7
Additional paid-in capital	3,436.9	3,400.9
Deferred stock-based compensation	—	(16.5)
Accumulated other comprehensive income (loss)	44.1	(21.8)
Retained earnings	1,098.1	829.9

Total stockholders’ equity	4,580.9	4,194.2

Total liabilities and stockholders’ equity	$7,598.5	$6,678.5

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$1,657.4	$1,215.7	$3,169.2	$2,030.6

Cost of revenue	1,256.7	960.5	2,418.7	1,613.6

Gross profit	400.7	255.2	750.5	417.0

Selling, general, and administrative	154.1	142.6	298.2	228.7

Integration costs	—	10.5	7.9	20.3

Operating profit	246.6	102.1	444.4	168.0

Interest and financial costs	(13.0)	(14.1)	(26.6)	(24.8)
Interest income	3.3	1.5	5.0	2.5
Other income (expense), net	(11.0)	1.1	(14.0)	0.4

Income before income taxes and minority interest	225.9	90.6	408.8	146.1
Provision for income taxes	76.3	28.3	137.6	47.8

Income before minority interest	149.6	62.3	271.2	98.3
Minority interest in income of consolidated subsidiaries	1.7	1.1	3.0	1.5

Net income	$147.9	$61.2	$268.2	$96.8

Net income per share:

Basic	$0.84	$0.35	$1.53	$0.70

Diluted	$0.84	$0.35	$1.52	$0.69

Weighted average shares outstanding:

Basic	175.2	172.3	174.9	138.8

Diluted	176.6	174.2	176.6	140.4

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2006	2005
Cash flow from operating activities:
Net income	$268.2	$96.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	77.1	51.3
Tax benefit from exercise of nonqualified stock options	—	13.9
Excess tax benefit from exercise of stock options	(10.4)	—
Other	12.3	(3.4)

Changes in assets and liabilities, net of acquisitions:
Receivables	(128.7)	(9.6)
Inventories	(338.1)	(56.9)
Costs in excess of billing	(36.1)	(135.9)
Prepaid and other current assets	(60.3)	(10.8)
Accounts payable	221.3	29.5
Billings in excess of cost	176.3	(13.9)
Other assets/liabilities, net	183.8	18.3

Net cash provided (used) by operating activities	365.4	(20.7)

Cash flow from investing activities:
Purchases of property, plant and equipment	(82.7)	(38.5)
Cash acquired in Varco merger, net	—	163.5
Businesses acquisitions, net of cash acquired	(22.4)	—
Other	0.1	2.8

Net cash provided (used) by investing activities	(105.0)	127.8

Cash flow from financing activities:
Borrowing against lines of credit and other debt	29.3	170.2
Payments against lines of credit and other debt	(31.3)	(171.1)
Proceeds from stock options exercised	27.0	76.5
Excess tax benefit from exercise of stock options	10.4	—

Net cash provided by financing activities	35.4	75.6

Effect of exchange rates on cash	10.5	(3.0)

Increase in cash equivalents	306.3	179.7
Cash and cash equivalents, beginning of period	209.4	142.7

Cash and cash equivalents, end of period	$515.7	$322.4

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$27.0	$17.8
Income taxes	$116.8	$43.5
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
2. March 11, 2005 Varco Merger
The Varco merger was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 11, 2005. The total purchase price is $2,579.3 million, including the fair value of Varco stock options assumed and merger related transaction costs, and is comprised of (in millions):

Shares issued to acquire the outstanding common stock of Varco (84.0 million shares at $29.99 per share)	$2,518.4
Fair value of Varco stock options assumed	48.9
Unearned compensation related to stock options assumed	(32.1)
Merger related transaction costs	44.1

Total purchase price	$2,579.3

3. Inventories, net
Inventories consist of (in millions):

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$243.1	$220.4
Work in process	393.5	267.5
Finished goods and purchased products	899.8	710.4

Total	$1,536.4	$1,198.3

4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2006	2005
Compensation	$106.1	$111.0
Warranty	36.2	24.9
Interest	13.1	11.7
Taxes (non income)	26.0	23.6
Insurance	31.0	30.2
Percentage-of-completion costs	203.6	46.4
Billings in excess of costs	274.3	98.1
Other	151.7	184.2

Total	$842.0	$530.1

5. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30,	December 31,
	2006	2005
Costs incurred on uncompleted contracts	$1,357.8	$1,440.9
Estimated earnings	279.7	300.6

	1,637.5	1,741.5
Less: Billings to date	1,533.8	1,497.7

	$103.7	$243.8

Costs and estimated earnings in excess of billings on uncompleted contracts	$378.0	$341.9
Billings in excess of costs and estimated earnings on uncompleted contracts	(274.3)	(98.1)

	$103.7	$243.8

6. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$147.9	$61.2	$268.2	$96.8
Currency translation adjustments	47.5	(27.5)	56.8	(45.7)
Other	2.3	(3.7)	9.1	(0.6)

Comprehensive income	$197.7	$30.0	$334.1	$50.5

7. Business Segments
Operating results by segment are as follows (in millions). The 2005 results include Varco operations from the merger date of March 11, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rig Technology	$845.8	$575.2	$1,561.1	$999.6
Petroleum Services & Supplies	589.9	451.5	1,130.9	660.6
Distribution Services	319.1	258.0	645.6	493.9
Elimination	(97.4)	(69.0)	(168.4)	(123.5)

Total Revenue	$1,657.4	$1,215.7	$3,169.2	$2,030.6

Operating Profit:
Rig Technology	$136.1	$51.9	$236.9	$96.8
Petroleum Services & Supplies	129.7	76.6	248.0	111.8
Distribution Services	20.8	9.6	41.6	17.2
Unallocated expenses and eliminations	(31.7)	(20.7)	(59.1)	(31.6)
Integration costs and stock-based compensation	(8.3)	(15.3)	(23.0)	(26.2)

Total operating profit	$246.6	$102.1	$444.4	$168.0

Operating profit %:
Rig Technology	16.1%	9.0%	15.2%	9.7%
Petroleum Services & Supplies	22.0%	17.0%	21.9%	16.9%
Distribution Services	6.5%	3.7%	6.4%	3.5%
Total Operating Profit %	14.9%	8.4%	14.0%	8.3%

8. Debt
Debt consists of (in millions):

	June 30,	December 31,
	2006	2005
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$102.7	$103.6
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	217.0	218.7
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.7	151.8
Other	14.5	17.2

Total debt	835.9	841.3
Less current portion	4.5	5.7

Long-term debt	$831.4	$835.6

Senior Notes
The Senior Notes contain reporting covenants and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at June 30, 2006.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide National Oilwell Varco, Inc. (the “Company”) a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaced the Company’s $175 million North American revolving credit facility and our Norwegian facility. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At June 30, 2006, there were no borrowings against this facility. At June 30, 2006, there were $171 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
Other
Other debt includes approximately $11 million in promissory notes due to former owners of businesses acquired who remain employed by the company.
9. Stock-Based Compensation
Prior to January 1, 2006 the Company accounted for its stock option plans using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Stock-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be for periods prior to fiscal 2006.
Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first six months of 2006 includes: a) compensation cost for all share-based payments granted prior to January 1, 2006, but for which the requisite service period had not been completed as of June 30, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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
Total compensation cost that has been charged against income for all share-based compensation arrangements was $15.1 million and $5.9 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $4.3 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively.
The $16.5 million of unearned stock-based compensation on the Company’s balance sheet at December 31, 2005 was reclassified to paid-in-capital upon the adoption of SFAS 123(R).
Pro Forma Net Income
The following table provides pro forma net income and income per share had the Company applied the fair value method of SFAS 123(R) for the three and six months ended June 30, 2005 (in millions, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$61.2	$96.8

Add:
Total stock-based employee compensation expense included in net income, net of related tax effects	3.1	3.8

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.5)	(11.8)

Pro forma net income	$55.8	$88.8

Net income per common share:
Basic, as reported	$0.35	$0.70

Basic, pro forma	$0.32	$0.64

Diluted, as reported	$0.35	$0.69

Diluted, pro forma	$0.32	$0.63

Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock price on the date of grant. Stock options generally vest over a three year period with one third vesting in each successive year so that the option is fully exercisable after three years and generally have ten year contractual terms.
Upon adoption of SFAS 123(R), we began recording expense related to the value of employee stock options on the date of grant using the Black Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise activity. The use of the Black Scholes model requires the use of extensive actual employee exercise activity data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected term.

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Expected volatility	39.37%	46.0%
Risk-free interest rate	4.56%	3.68%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.75	5.0
Forfeiture rate	1.09%	5.0%
We used the actual volatility for traded options on our stock since March 11, 2005 (the Varco merger date) as the expected volatility assumption required in the Black Scholes model, which is consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the actual volatility approach was based upon the availability of actively traded options on our stock and our assessment that actual volatility since the merger with Varco is more representative of future stock price trends.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated expected term is based on actual employee exercise activity for the past ten years.
As stock-based compensation expense recognized in the Consolidated Statement of Income in 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The following summary presents information regarding outstanding options as of December 31, 2005 and changes during the first six months of 2006 with regard to options under all stock option plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding at December 31, 2005	4,340,842	$30.36
Granted	2,340,000	$66.58
Exercised	(985,111)	$27.04
Cancelled	(67,655)	$37.23

Outstanding at June 30, 2006	5,628,076	$45.94	8.48	$105,398,928

Vested or expected to vest	5,566,730	$45.94	8.48	$104,250,080

Exercisable at June 30, 2006	1,525,046	$26.97	6.85	$55,429,629

The weighted-average grant date fair values of options granted during the six months ended June 30, 2006 and 2005 were $23.79 and $16.85 (excluding options assumed in the Varco merger) respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $41.9 million and $113.6 million, respectively.
As of June 30, 2006, total unrecognized compensation cost related to nonvested stock options was $68.4 million. This cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of stock vested during the six months ended June 30, 2006 and 2005 was approximately $21.5 million and $29.2 million respectively. Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $27.0 million and $76.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $12.8 million and $20.7 million, respectively, for the six months ended June 30, 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was immaterial in both periods.
The impact of adopting SFAS 123(R) on January 1, 2006, on the Company’s income before income taxes, net income and basic and diluted earnings per share for the six months ended June 30, 2006 was immaterial.

10. Derivative Financial Instruments
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
At June 30, 2006, we have entered into foreign currency forward contracts with notional amounts aggregating $259.7 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, the Norwegian Kroner and the Singapore Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. These foreign currency forward contracts are designated as cash flow hedging instruments and ineffectiveness was not material. Based on quoted market prices as of June 30, 2006 for contracts with similar terms and maturity dates, we have recorded a gain of $2.1 million, net of tax of $0.8 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. It is expected that $1.0 million, net of tax of $0.4 million, of the gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the first quarter of 2008.
At June 30, 2006, the Company has foreign currency forward contracts with notional amounts aggregating $913.0 million designated and qualifying as fair value hedges to hedge exposure to the British Pound Sterling, the Euro, the Norwegian Kroner, and the Singapore Dollar. Based on quoted market prices as of June 30, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $11.6 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated gains on firm commitments. The Company currently has fair value hedges in place through the second quarter of 2008.
11. Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, or results from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
National Oilwell Varco, Inc. (the “Company”) is a worldwide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry. The following describes our business segments:
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
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including transfer pumps, solids control systems, drilling motors and other downhole tools, rig instrumentation systems, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drillpipe, linepipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including operations in Canada, the United Kingdom, Denmark, China, Kazakhstan, and Mexico.
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

Executive Summary
For its second quarter ended June 30, 2006, the Company generated earnings of $147.9 million, or $0.84 per fully diluted share, on reported revenues of $1,657.4 million.
The Company underwent a major transformation on March 11, 2005, when National Oilwell and Varco merged. As a result, the reported financial results for 2005 do not include the 70 days of Varco operations prior to the merger.
Oil & Gas Equipment and Services Market
Activity levels and demand for our products and services continued to improve in most of our markets during the second quarter except for Canada, which was impacted by seasonal breakup as expected. The desire for improved standards of living among many in developing nations have increased demand for oil and gas. As a result, oil and gas prices have increased significantly over the past few years, which has led to rising levels of exploration and development drilling in many oil and gas basins around the globe. The worldwide rig count, a good indicator of oilfield activity and spending, increased 13.4 percent from the second quarter of 2005. The worldwide rig count decreased 8.2 percent from the first quarter of 2006, driven by the seasonal breakup in Canada, when road bans enacted during the spring thaw season limit movement of rigs and thus reduce drilling activity. Excluding Canada, the worldwide rig count increased 5.4 percent from the first quarter of 2006. Oil and gas companies have increased their levels of investment in new oil and gas wells, to reverse the trend of declining reserves and to grow production to satisfy the rising energy needs of the world. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last several quarters. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves.
The rise in demand for drilling rigs has driven rig dayrates sharply higher over the past several quarters, which has increased cash flows and available financing to drilling contractors. Rising dayrates have caused many older rigs to be placed back into service, and we believe virtually every drilling rig that can be operated is now working. The Company has played an important role in providing the equipment, consumables and services needed to reactivate many of these older rigs. Sales of individual drilling components generally trended up through the year as operators reactivated rigs for service.
Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Oil and gas producers demand top performance from drilling rigs, particularly at the premium dayrates that are being paid today. As a result of this trend, the Company has benefited from incremental demand for new products (such as our small iron roughnecks for land rigs, our LXT BOP’s, and our Safe-T-Lite pump liner systems, among others) to upgrade certain rig functions to make them safer and more efficient.
Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. Higher dayrates magnify the cost of rig downtime, and rigs are being pushed to maximize revenue days for their drilling contractor owners. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process has been accelerated by the high levels of rig utilization seen over the past several quarters. In preceding years contractors could cannibalize mechanical components from their idle rigs, rather than purchase new components. As the fleet of idle rigs has dwindled, the availability of used components has dwindled as well, which has spurred incremental demand for rig components from the Company.
Changing methods of drilling have further benefited the Company’s business. Increasingly, hydraulic power (in addition to conventional mechanical rotary power) is being used to apply torque to the drill bit. This is done using downhole drilling motors powered by drilling fluids. The Company is a major provider of downhole drilling motors, and has seen demand for this application of its drilling motors increase over the last several quarters. This trend has also increased demand for the Company’s high pressure mud pumps, which create the hydraulic power in the drilling fluid which drive the drilling motors.
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

The increase in drilling rig dayrates has made the economics of building new rigs compelling in many markets. The world is actively building land rigs and offshore rigs to meet this demand. Many new offshore rig construction projects have been announced since the beginning of 2005, and there are approximately 65 new jackup rigs and 35 new floating rigs being constructed worldwide now. The available supply of offshore rigs declined during the third quarter of 2005 due to the impact of hurricanes Katrina and Rita, which seriously damaged or sunk several offshore rigs in the Gulf of Mexico.
Segment Performance
The Company’s Rig Technology group has been awarded many new orders for equipment for rigs being constructed or repaired around the world, and it completed the second quarter with a record backlog of $4,149.4 million. New orders for capital equipment into backlog were a record $1,490.1 million in the second quarter, a 13.9 percent increase from the first quarter of 2006. The Company has the capability to supply up to approximately $48 million of equipment for a typical jackup rig, up to $230 million of equipment for a new floating rig, and effectively all of a new land rig (which range in price from less than $1 million to well over $20 million). Our strategy targets the high end of the market, emphasizing technology, quality and reliability. Most of the incremental growth in the backlog has been for offshore drilling packages for jackup, semi-submersible and drillship rigs being constructed or undergoing major refurbishment. The delivery of this equipment is typically tied to the construction schedule of the rig, which can take as long as four years to complete. As a result much of our backlog delivery extends well beyond 2006, and the Company has commissioning and installation work out as far as 2010. The Company expects to generate revenue of approximately $2.0 to $2.2 billion out of backlog during 2006 and has another $2.0 to $2.2 billion in backlog scheduled to flow out as revenue in 2007. The balance of the backlog is expected to be converted to revenue in 2008 and beyond. Currently approximately 76 percent of the drilling equipment in backlog is for offshore rigs, and 73 percent of the backlog is destined for international locations.
Second quarter revenues for the Rig Technology group were $845.8 million, up 18 percent from the first quarter of 2006 and up 47 percent from the second quarter of 2005. Operating profit was $136.1 million or 16.1 percent of sales in the second quarter of 2006, compared to $100.8 million or 14.1 percent of sales in the first quarter of 2006 and $51.9 million or 9.0 percent of sales in the second quarter of 2005 (excluding integration and merger charges from the prior period.) Operating flowthrough or leverage (the period-to-period increase in operating profit divided by the increase in revenue) was 27 percent from the first quarter of 2006 to the second quarter of 2006. Second quarter operating profit benefited from higher volumes, improving pricing, and merger-related cost savings partly offset by higher employee benefit costs and higher costs associated with purchased components. With record backlogs and improving efficiency our outlook for this business for the remainder of 2006 continues to be very good, but the nature of capital equipment shipments will continue to make quarter-to-quarter revenue changes volatile.
The high oil and gas activity levels discussed above also increased demand for the Company’s Petroleum Services & Supplies group. The segment posted very good results for the second quarter of 2006, generating $589.9 million in revenue and $129.7 million in operating profit, or 22.0 percent operating margin. The second quarter results for the group were adversely impacted by the seasonal breakup in Canada. The group’s operating profit from its drilling services businesses in Canada declined approximately $11 million due to breakup, compared to the first quarter, which was slightly higher than the seasonal impact on operating profit in 2005. Group results are expected to improve in Canada in the third quarter, as oilfield activity typically resumes following the second quarter seasonal decline in activity. Sequential revenue growth from the first quarter of 2006 was nine percent. The group generated 23 percent sequential operating profit flowthrough, below its long-term average of 30 percent due to breakup. Revenues grew 31 percent compared to the second quarter of 2005, substantially higher than the improvement in worldwide rig count over the same timeframe. The year-over-year revenue growth generated 38 percent operating profit flowthrough, due to higher volumes and improved pricing in most areas. Most products and services within the Petroleum Services & Supplies group continue to gain increases in pricing in the range of three to seven percent each quarter, but the margin impact of these efforts is being mitigated somewhat by inflationary forces across our markets, as personnel, raw materials costs and energy expenses continue to rise.
We continue to invest in the Petroleum Services & Supplies group to satisfy the needs of our customers for drilling motors, solids control equipment, instrumentation systems and other machinery we lease to drilling and production operations, to meet the rising demand we see in most oilfield markets around the world. Approximately 67 percent of our second quarter capital expenditures went to the Petroleum Services & Supplies group.
The Company’s Distribution Services segment has also benefited from higher levels of oilfield activity, which has spurred rising demand for the maintenance, repair and operating supplies it furnishes to the petroleum industry. Many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the group, which offers greater purchasing power and sophisticated information management techniques. The segment performed well in the second quarter as a result.

Revenue decreased 2 percent to $319.1 million from the first quarter of 2006, as the group’s Canadian operations declined $16.0 million due to breakup. Excluding Canada, the U.S. and international locations experienced revenue growth of about 4 percent sequentially over the first quarter. Group revenues grew 24 percent compared to the second quarter of 2005, substantially higher than the improvement in worldwide rig count over the same timeframe. Operating profit was $20.8 million or 6.5 percent of sales in the second quarter of 2006, compared to $20.8 million or 6.4 percent of sales in the first quarter of 2006. The group generated 18 percent operating profit flowthrough on the incremental revenue, lifting margins as compared to the second quarter of 2005. Most of the sequential second quarter growth came from the U.S. and Mexico, fueled by the opening of seven new distribution centers and three new product service centers in these regions. The group has significantly improved its efficiency and reduced the costs of its products, while expanding selectively into attractive markets. Strategic purchasing lifted our base margins by about 0.4 percent and we benefited from mix as well. We expect the Distribution group to continue to perform well throughout 2006, as we continue selective expansion into key international markets, strengthen alliances with customers, and leverage our buying power and IT infrastructure to keep costs low.
Outlook
The outlook for the Company in 2006 is positive, as high commodity prices are expected to keep overall oil and gas activity high, and as the Company’s backlog for capital equipment sales has increased over five fold since the beginning of 2005. High levels of drilling across the North America land market and the Middle East, in particular, are expected to continue to drive good results. Although the warm winter across North America has led to seasonally high gas storage levels which have reduced spot gas prices lately, we believe in the longer term this region faces significant gas deliverability issues. North America has been unable to meaningfully increase gas production despite significantly higher levels of gas drilling over the past few years. Oil remains subject to significant political risk in many regions as well, and the growth of China and other emerging economies has added significant demand to the oil markets. The Company expects the high commodity prices that have resulted to sustain very high levels of oilfield activity in 2006, provided the world’s major economies remain strong. Given our outlook, we expect all three business segments to post modestly higher revenues in the third quarter of 2006 as compared to the second quarter, and for operating margins to expand modestly in our Rig Technology and our Petroleum Services & Supplies segments. We expect operating margins in our Distribution Services segment to remain stable.
The Company expects to increase its capital spending about 60 percent in 2006, to approximately $190 million, primarily to add rental equipment in its Petroleum Services & Supplies segment. Additionally the Company plans to add Distribution locations and to add coiled tubing manufacturing capacity, and selectively invest in machining, assembly and fabrication equipment to improve its manufacturing efficiency and capacity in its Rig Technology group.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2006 and 2005, and the first quarter of 2006 include the following:

				%	%
				2Q06 v	2Q06 v
	2Q06*	2Q05*	1Q06*	2Q05	1Q06
Active Drilling Rigs:
U.S.	1,633	1,336	1,520	22.2%	7.4%
Canada	282	241	665	17.0%	(57.6%)
International	913	916	895	(0.3%)	2.0%

Worldwide	2,828	2,493	3,080	13.4%	(8.2%)
Active Workover Rigs:
U.S.	1,624	1,314	1,527	23.6%	6.4%
Canada	535	441	707	21.3%	(24.3%)

North America	2,159	1,755	2,234	23.0%	(3.4%)

West Texas Intermediate
Crude Prices (per barrel)	$70.43	$53.09	$63.18	32.7%	11.5%

Natural Gas Prices ($/mmbtu)	$6.53	$6.94	$7.71	(5.9%)	(15.3%)

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2006 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 13.4% (from 2,493 to 2,828) and 22.2% (from 1,336 to 1,633), respectively, in the second quarter of 2006 compared to the second quarter of 2005. The average per barrel price of West Texas Intermediate Crude increased 32.7% (from $53.09 per barrel to $70.43 per barrel) while natural gas prices decreased 5.9% (from $6.94 per mmbtu to $6.53 per mmbtu) in the second quarter of 2006 compared to the second quarter of 2005.
U.S. rig activity at July 28, 2006 was 1,714 rigs compared to the second quarter average of 1,633 rigs. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows. The actual results for the six months ended June 30, 2005, include results from Varco operations from the merger date of March 11, 2005 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rig Technology	$845.8	$575.2	$1,561.1	$999.6
Petroleum Services & Supplies	589.9	451.5	1,130.9	660.6
Distribution Services	319.1	258.0	645.6	493.9
Eliminations	(97.4)	(69.0)	(168.4)	(123.5)

Total Revenue	$1,657.4	$1,215.7	$3,169.2	$2,030.6

Operating Profit:
Rig Technology	$136.1	$51.9	$236.9	$96.8
Petroleum Services & Supplies	129.7	76.6	248.0	111.8
Distribution Services	20.8	9.6	41.6	17.2
Unallocated expenses and eliminations	(31.7)	(20.7)	(59.1)	(31.6)
Integration costs and stock-based compensation costs	(8.3)	(15.3)	(23.0)	(26.2)

Total Operating Profit	$246.6	$102.1	$444.4	$168.0

Operating Profit %:
Rig Technology	16.1%	9.0%	15.2%	9.7%
Petroleum Services & Supplies	22.0%	17.0%	21.9%	16.9%
Distribution Services	6.5%	3.7%	6.4%	3.5%
Total Operating Profit %	14.9%	8.4%	14.0%	8.3%

Rig Technology
Three Months Ended June 30, 2006 and 2005. Rig Technology revenue in the second quarter of 2006 was $845.8 million, an increase of $270.6 million (47%) compared to the same period of 2005. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters, and price increases implemented in 2005.
Operating profit from Rig Technology was $136.1 million for the second quarter ended June 30, 2006, an increase of $84.2 million (162%) over the same period of 2005. The increase in operating profit was the result of higher pricing on rig equipment and improved operating efficiency from the Varco integration. Also, the second quarter of 2005 included a $21.7 million charge taken on a large Kazakhstan rig fabrication project which was primarily the result of additional costs due to higher rig up costs and more material than originally planned.
Six Months Ended June 30, 2006 and 2005. Revenue for the first half of 2006 was $1,561.1 million, an increase of $561.5 million (56%) compared to the same period of 2005. The increase was due primarily to the increased business activity as discussed above and the merger with Varco, which was completed effective March 11, 2005.
Operating profit for the first six months of 2006 was $236.9 million, an increase of $140.1 million (145%) compared to 2005. The increase in operating profit was largely due to the increased activity discussed above, the 2005 merger with Varco, and the second quarter 2005 charge related to the Kazakhstan rigs discussed above.
Petroleum Services & Supplies
Three Months Ended June 30, 2006 and 2005. Revenue from Petroleum Services & Supplies was $589.9 million for the second quarter of 2006 compared to $451.5 million for the second quarter of 2005, an increase of $138.4 million (31%). The increase is attributable to higher demand for virtually all products and services offered by the segment. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 22.2% and 13.4%, respectively, in the second quarter of 2006 compared to the same period 2005. Petroleum Services & Supplies also benefited from price increases implemented during 2005 and throughout the first half of 2006.
Operating profit from Petroleum Services & Supplies was $129.7 million for the second quarter of 2006 compared to $76.6 million for the second quarter of 2005, an increase of $53.1 million (69%). The increase was attributable to higher profitability across all products, driven by higher volumes and improved pricing, partially offset by higher than expected costs for mill maintenance in the Quality Tubing group.
Six Months Ended June 30, 2006 and 2005. Revenue from Petroleum Services & Supplies was $1,130.9 million for the first six months of 2006 compared to $660.6 million for the first six months of 2005, an increase of $470.3 million (71%). The increase is partially attributable to the addition of product lines added in the 2005 Varco merger, which totaled approximately $192.9 million. The remaining increase is attributable to higher demand for downhole tools and pumping products, which had revenue increases of 18% and 30%, respectively. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 14.2% and 7.6%, respectively, in the first six months of 2006 compared to the same period 2005. Petroleum Services & Supplies also benefited from price increases implemented during 2005 and throughout the first half of 2006.
Operating profit from Petroleum Services & Supplies was $248.0 million for the first six months of 2006 compared to $111.8 million for the first six months of 2005, an increase of $136.2 million (122%). The increase was attributable to higher profitability from virtually all product groups with the exception of Quality Tubing due to increased mill maintenance costs.
Distribution Services
Three Months Ended June 30, 2006 and 2005. Revenue from Distribution Services was $319.1 million, an increase of $61.1 million (24%) during the second quarter of 2006 over the comparable 2005 period. The revenue growth during the second quarter of 2006 over the same period of 2005 was led by a strong demand for products in the U.S. which was up 31%, followed by International revenues (up 24%) and Canada (up 6%). U.S. operations were especially impacted by robust increases in rig count activity in the Mid-Continent and Rocky Mountain regions where there are higher concentrations of drilling activity.
Operating profit of $20.8 million in the second quarter of 2006 increased $11.2 million over the second quarter of 2005 due to gross margin improvement on higher revenue volumes, improving product costs from increased bulk and import purchasing, and a favorable mix.
Six Months Ended June 30, 2006 and 2005. Revenue from Distribution Services increased $151.7 million (31%) in the first half of 2006 when compared to the first six months of 2005. In the first half of 2006 as compared to the first half of 2005, revenue in the international market was up 25%, Canada increased 17% and the U.S. Operations increased 39%, all influenced by the year over year improvement in rig count activity. Operating profit in the first half of 2006 of $41.6 million increased by $24.4 million (142%) from the comparable period in 2005. This increase in operating profit was largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $31.7 million and $59.1 million for the three and six months ended June 30, 2006, respectively, compared to $20.7 million and $31.6 million for the same periods of 2005, respectively. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Interest and financial costs
Interest and financial costs were $13.0 million and $26.6 million for the second quarter and first half of 2006, respectively, compared to $14.1 million and $24.8 million for the three and six months ended June 30, 2005, respectively. The increase in the first half of 2006 compared to the first half of 2005 was due to the debt assumed in the March 11, 2005 merger with Varco.
Other income (expense), net
Other income (expense), net was an expense of $11.0 million and $14.0 million for the three and six months ended June 30, 2006, respectively, compared to income of $1.1 million and $0.4 million for the same periods of 2005, respectively. The increase in expense was primarily due to a net foreign exchange loss which was $9.0 million and $9.6 million for the three and six months ended June 30, 2006, respectively, compared to a net foreign exchange gain of $2.9 million and $3.1 million for the same periods of 2005, respectively. The 2006 foreign exchange losses were primarily due to the strengthening in Norwegian

Kroner, British Pound Sterling, Canadian Dollar, and Euro currencies compared to the U.S. Dollar. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.
Provision for income taxes
The effective tax rate for the three and six months ended June 30, 2006 was 33.8% and 33.7%, respectively, compared to 31.2% and 32.7% for the same periods in 2005, respectively. The higher 2006 rates reflect a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the U.S. associated with export sales in 2006 compared to 2005. The U.S. laws granting this tax benefit were repealed as part of the American Jobs Creation Act of 2004 and this benefit will be phased out this year. A new tax benefit associated with U.S. manufacturing operations passed into law under the same act will be phased in over the next five years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit. We anticipate our tax rate for 2006 to be approximately 34% for continuing operations.
Liquidity and Capital Resources
At June 30, 2006, the Company had cash and cash equivalents of $515.7 million, and total debt of $835.9 million. At December 31, 2005, cash and cash equivalents were $209.4 million and total debt was $841.3 million. The Company’s outstanding debt at June 30, 2006 consisted of $200.0 million of 5.65% senior notes due 2012, $200.0 million of 7.25% senior notes due 2011, $150.0 million of 6.5% senior notes due 2011, $150.0 million of 5.5% senior notes due 2012, $100.0 million of 7.5% senior notes due 2008, and other debt of $35.9 million. Included in other debt is the revaluation of the Varco debt assumed in the acquisition which resulted in additional debt recognition of $21.4 million. The difference is being amortized to interest expense over the remaining life of the debt.
For the first six months of 2006, cash provided by operating activities was $365.4 million compared to cash used for operating activities of $20.7 million in the same period of 2005. Cash was provided by operations primarily through net income of $268.2 million plus non-cash charges of $77.1 million, increases in accounts payable of $221.3 million, increases in billings in excess of costs of $176.3 million, and increases in other assets/liabilities, net of $183.8 million. The increase in accounts payable and billings in excess of costs were mainly due to increases in customer deposits and customer prepayments on rig construction projects. These positive cash flows were offset by increases in receivables of $128.7 million, inventories of $338.1 million, and costs in excess of billings of $36.1 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first six months of 2006 compared to the fourth quarter of 2005, while inventory increased due to growing backlog orders.
For the first six months of 2006, cash used by investing activities was $105.0 million compared to cash provided of $127.8 million for the same period of 2005. Capital expenditures totaled approximately $82.7 million in the first six months of 2006, primarily related to the Petroleum Services & Supplies service and rental businesses.
For the first six months of 2006, cash provided by financing activities was $35.4 million compared to cash provided of $75.6 million for the same period of 2005. Cash proceeds from exercised stock options was $27.0 million for the first six months of 2006.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaced the Company’s $175 million North American revolving credit facility and our Norwegian facility. The facility is available for general corporate purposes and acquisitions, including letters of credit and performance bonds. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At June 30, 2006, there were no borrowings against this facility. At June 30, 2006, there were $171 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
The Company’s cash balance as of June 30, 2006 was $515.7 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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

Inflation has not had a material impact on our operating results or financial condition in recent years. We believe that the higher costs for energy, steel and other commodities experienced in 2005 and 2006 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, energy or other commodity prices may adversely impact future periods.
Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, or results from operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and certain European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded foreign exchange losses in our income statement of approximately $9.6 million in the first six months of 2006, compared to $3.1 million in foreign exchange gains in the same period of the prior year. The foreign exchange loss is primarily the result in the strengthening of the following major currencies against the US Dollar in the first six months: British Pound – 5.5%, Canadian Dollar – 4.1%, Euro – 6.0% and the Norwegian Kroner – 7.8%. Further strengthening of these currencies against the US Dollar may continue to create similar losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the above currencies as their functional currency.
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
At June 30, 2006, we have entered into foreign currency forward contracts with notional amounts aggregating $259.7 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, the Norwegian Kroner and the Singapore Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. These foreign currency forward contracts are designated as cash flow hedging instruments and ineffectiveness was not material. Based on quoted market prices as of June 30, 2006 for contracts with similar terms and maturity dates, we have recorded a gain for the first six months of $2.1 million, net of tax of $0.8 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings related to these forward contracts.
At June 30, 2006, the Company has foreign currency forward contracts with notional amounts aggregating $913.0 million designated and qualifying as fair value hedges to hedge exposure to the British Pound Sterling, the Euro, the Norwegian Kroner and the Singapore Dollar. Based on quoted market prices as of June 30, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $11.6 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated gains on firm commitments. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings related to these forward contracts.
The Company has other financial market risk sensitive instruments denominated in foreign currencies totaling $68.8 million as of June 30, 2006 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments would affect net income by $4.5 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2006 our long term borrowings consisted of $100 million in 7.5% senior notes, $150 million in 6.5% senior notes, $200 million in 7.25% senior notes, $200 million in 5.65% senior notes and $150 million in 5.5% senior notes. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or

EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of June 30, 2006, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under this agreement, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest swap agreements resulted in a $1.6 million increase in interest expense for the six months ended June 30, 2006.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report at a reasonable assurance level.
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on May 17, 2006. Stockholders elected three directors nominated by the board of directors for terms expiring in 2009 by the following votes: Merrill A. Miller, Jr. — 147,100,163 votes for and 3,788,220 votes withheld, Greg L. Armstrong — 149,762,603 votes for and 1,125,780 votes withheld, and David D. Harrison — 144,640,416 votes for and 6,247,967 votes withheld. There were no nominees to office other than the directors elected.
A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 was voted on by the stockholders as follows: 144,328,796 votes for, 5,762,637 votes against and 796,947 votes abstaining.
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 24.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	/s/ Clay C. Williams

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