Form 10-Q
period 2006-09-30
NATIONAL OILWELL VARCO INC
filed 2006-11-03
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2006 the registrant had 175,501,512 shares of common stock, par value $.01 per share, outstanding.

ITEM 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
Certification pursuant to Rule 13a-14a/15d-14a
Certification pursuant to Rule 13a-14a/15d-14a
Certification pursuant to Section 906
Certification pursuant to Section 906

ITEM 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$786.7	$209.4
Receivables, net	1,394.6	1,139.2
Inventories, net	1,712.4	1,198.3
Costs in excess of billings	345.3	341.9
Deferred income taxes	61.6	58.6
Prepaid and other current assets	144.5	50.8

Total current assets	4,445.1	2,998.2

Property, plant and equipment, net	924.1	877.6
Deferred income taxes	62.6	52.2
Goodwill	2,153.9	2,117.7
Intangibles, net	585.6	611.5
Other assets	20.1	21.3

Total assets	$8,191.4	$6,678.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$868.2	$568.2
Accrued liabilities	1,145.0	530.1
Current portion of long-term debt and short-term borrowings	5.8	5.7
Accrued income taxes	93.1	83.2

Total current liabilities	2,112.1	1,187.2

Long-term debt	829.9	835.6
Deferred income taxes	385.2	373.3
Other liabilities	66.2	63.7

Total liabilities	3,393.4	2,459.8

Commitments and contingencies

Minority interest	30.2	24.5

Stockholders’ equity:
Common stock – par value $.01; 175,494,290 and 174,362,488 shares issued and outstanding at September 30, 2006 and December 31, 2005	1.8	1.7
Additional paid-in capital	3,449.6	3,400.9
Deferred stock-based compensation	—	(16.5)
Accumulated other comprehensive income (loss)	41.7	(21.8)
Retained earnings	1,274.7	829.9

Total stockholders’ equity	4,767.8	4,194.2

Total liabilities and stockholders’ equity	$8,191.4	$6,678.5

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$1,777.9	$1,236.5	$4,947.1	$3,267.1
Cost of revenue	1,335.2	977.8	3,753.9	2,591.4

Gross profit	442.7	258.7	1,193.2	675.7
Selling, general, and administrative	157.2	110.9	455.4	339.6
Integration costs	—	2.8	7.9	23.1

Operating profit	285.5	145.0	729.9	313.0

Interest and financial costs	(10.0)	(14.6)	(36.6)	(39.4)
Interest income	4.7	1.0	9.7	3.5
Other income (expense), net	(9.1)	1.1	(23.1)	1.5

Income before income taxes and minority interest	271.1	132.5	679.9	278.6
Provision for income taxes	90.8	42.4	228.4	90.2

Income before minority interest	180.3	90.1	451.5	188.4
Minority interest in income of consolidated subsidiaries	3.7	1.6	6.7	3.1

Net income	$176.6	$88.5	$444.8	$185.3

Net income per share:

Basic	$1.01	$0.51	$2.54	$1.23

Diluted	$1.00	$0.50	$2.52	$1.22

Weighted average shares outstanding:

Basic	175.4	173.7	175.1	150.5

Diluted	176.9	175.9	176.7	152.2

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$444.8	$185.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	118.7	86.1
Tax benefit from exercise of nonqualified stock options	—	29.1
Excess tax benefit from exercise of stock options	(11.5)	—
Other	9.0	20.6

Changes in assets and liabilities, net of acquisitions:
Receivables	(255.5)	(132.3)
Inventories	(514.1)	(96.9)
Costs in excess of billing	(3.4)	(110.1)
Prepaid and other current assets	(93.5)	(16.7)
Accounts payable	300.0	(23.6)
Billings in excess of cost	324.2	(10.1)
Other assets/liabilities, net	376.0	44.7

Net cash provided (used) by operating activities	694.7	(23.9)

Cash flow from investing activities:
Purchases of property, plant and equipment	(138.6)	(67.8)
Cash acquired in Varco merger, net	—	163.5
Businesses acquisitions, net of cash acquired	(29.7)	—
Other	0.1	(9.8)

Net cash provided (used) by investing activities	(168.2)	85.9

Cash flow from financing activities:
Borrowing against lines of credit and other debt	32.4	336.7
Payments against lines of credit and other debt	(33.7)	(483.3)
Proceeds from stock options exercised	30.7	107.4
Excess tax benefit from exercise of stock options	11.5	—

Net cash provided (used) by financing activities	40.9	(39.2)

Effect of exchange rates on cash	9.9	(3.3)

Increase in cash equivalents	577.3	19.5
Cash and cash equivalents, beginning of period	209.4	142.7

Cash and cash equivalents, end of period	$786.7	$162.2

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$38.6	$32.2
Income taxes	$198.9	$77.4
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
The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with our 2005 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
2. March 11, 2005 Varco Merger
The Varco merger was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of March 11, 2005. The total purchase price is $2,579.3 million, including the fair value of Varco stock options assumed and merger related transaction costs, and is comprised of (in millions):

Shares issued to acquire the outstanding common stock of Varco (84.0 million shares at $29.99 per share)	$2,518.4
Fair value of Varco stock options assumed	48.9
Unearned compensation related to stock options assumed	(32.1)
Merger related transaction costs	44.1

Total purchase price	$2,579.3

3. Inventories, net
Inventories consist of (in millions):

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$245.7	$220.4
Work in process	451.9	267.5
Finished goods and purchased products	1,014.8	710.4

Total	$1,712.4	$1,198.3

4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2006	2005
Compensation	$143.4	$111.0
Warranty	43.4	24.9
Interest	15.3	11.7
Taxes (non income)	29.9	23.6
Insurance	36.6	30.2
Percentage-of-completion costs	267.9	46.4
Billings in excess of costs	422.3	98.1
Other	186.2	184.2

Total	$1,145.0	$530.1

5. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30,	December 31,
	2006	2005
Costs incurred on uncompleted contracts	$1,592.1	$1,440.9
Estimated earnings	354.0	300.6

	1,946.1	1,741.5
Less: Billings to date	2,023.1	1,497.7

	$(77.0)	$243.8

Costs and estimated earnings in excess of billings on uncompleted contracts	$345.3	$341.9
Billings in excess of costs and estimated earnings on uncompleted contracts	(422.3)	(98.1)

	$(77.0)	$243.8

6. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$176.6	$88.5	$444.8	$185.3
Currency translation adjustments	0.1	8.8	56.9	(36.9)
Other	(2.5)	0.1	6.6	(0.5)

Comprehensive income	$174.2	$97.4	$508.3	$147.9

7. Business Segments
Operating results by segment are as follows (in millions). The 2005 results include Varco operations from the merger date of March 11, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Rig Technology	$887.3	$572.8	$2,448.4	$1,572.4
Petroleum Services & Supplies	624.1	472.0	1,755.0	1,132.6
Distribution Services	353.5	272.4	999.1	766.3
Elimination	(87.0)	(80.7)	(255.4)	(204.2)

Total Revenue	$1,777.9	$1,236.5	$4,947.1	$3,267.1

Operating Profit:
Rig Technology	$157.2	$70.4	$394.1	$167.2
Petroleum Services & Supplies	142.4	87.0	390.4	198.8
Distribution Services	25.5	14.5	67.1	31.7
Unallocated expenses and eliminations	(31.7)	(19.3)	(90.8)	(50.9)
Integration costs and stock-based compensation	(7.9)	(7.6)	(30.9)	(33.8)

Total operating profit	$285.5	$145.0	$729.9	$313.0

Operating profit %:
Rig Technology	17.7%	12.3%	16.1%	10.6%
Petroleum Services & Supplies	22.8%	18.4%	22.2%	17.6%
Distribution Services	7.2%	5.3%	6.7%	4.1%

Total Operating Profit %	16.1%	11.7%	14.8%	9.6%

8. Debt
Debt consists of (in millions):

	September 30,	December 31,
	2006	2005
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$102.3	$103.6
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	216.1	218.7
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.6	151.8
Other	15.7	17.2

Total debt	835.7	841.3
Less current portion	5.8	5.7

Long-term debt	$829.9	$835.6

Senior Notes
The Senior Notes contain reporting covenants and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at September 30, 2006.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide National Oilwell Varco, Inc. (the “Company”) a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaced the Company’s $175 million North American revolving credit facility and our Norwegian facility. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At September 30, 2006, there were no borrowings against this facility, and there were $206 million in outstanding letters of credit. In addition, there was $450 million in outstanding letters of credit with other banks. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
Other
Other debt includes approximately $10.6 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.
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
Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first nine months of 2006 includes: a) compensation cost for all share-based payments granted prior to January 1, 2006, but for which the requisite service period had not been completed as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Statement of Consolidated Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements including employee stock option plans.
Total compensation cost that has been charged against income for all share-based compensation arrangements was $23.0 million and $10.7 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $6.5 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively.
The $16.5 million of unearned stock-based compensation on the Company’s balance sheet at December 31, 2005 was reclassified to paid-in-capital upon the adoption of SFAS 123(R).
Pro Forma Net Income
The following table provides pro forma net income and income per share had the Company applied the fair value method of SFAS 123 for the three and nine months ended September 30, 2005 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$88.5	$185.3

Add:
Total stock-based employee compensation expense included in net income, net of related tax effects	3.2	7.0

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8.5)	(20.3)

Pro forma net income	$83.2	$172.0

Net income per common share:
Basic, as reported	$0.51	$1.23

Basic, pro forma	$0.48	$1.14

Diluted, as reported	$0.50	$1.22

Diluted, pro forma	$0.47	$1.13

Stock Options
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock price on the date of grant. Stock options generally vest over a three year period with one third vesting in each successive year so that the option is fully exercisable after three years and generally have ten year contractual terms.
Upon adoption of SFAS 123(R), we began recording expense related to the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise activity. The use of the Black-Scholes model requires the use of extensive actual employee exercise activity data and the use of a number of assumptions including expected volatility, risk-free interest rate, expected dividends and expected term.

	September 30, 2006	December 31, 2005
Expected volatility	39.37%	46.0%
Risk-free interest rate	4.56%	3.68%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.75	5.0
Forfeiture rate	1.09%	5.0%
We used the actual volatility for historical stock prices since March 11, 2005 (the Varco merger date) as the expected volatility assumption required in the Black-Scholes model, which is consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the actual volatility approach was based upon the availability of actively traded options on our stock and our assessment that actual volatility since the merger with Varco is more representative of future stock price trends.
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
The following summary presents information regarding outstanding options as of December 31, 2005 and changes during the first nine months of 2006 with regard to options under all stock option plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding at December 31, 2005	4,340,842	$30.36
Granted	2,340,000	$66.58
Exercised	(1,115,840)	$27.16
Cancelled	(161,074)	$48.00

Outstanding at September 30, 2006	5,403,928	$46.25	8.25	$87,343,654

Vested or expected to vest	5,345,025	$46.25	8.25	$86,391,608

Exercisable at September 30, 2006	1,403,666	$26.92	6.57	$44,583,322

The weighted-average grant date fair values of options granted during the nine months ended September 30, 2006 and 2005 were $23.79 and $16.85 (excluding options assumed in the Varco merger) respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $46.8 million and $145.6 million, respectively.
As of September 30, 2006, total unrecognized compensation cost related to nonvested stock options was $58.5 million. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of stock vested during the nine months ended September 30, 2006 and 2005 was approximately $21.6 million and $29.5 million, respectively. Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $30.7 million and $107.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $14.5 million and $29.1 million, respectively, for the nine months ended September 30, 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was immaterial in both periods.
10. Derivative Financial Instruments
We record all derivative financial instruments at their fair value in our consolidated balance sheet. Except for our interest rate swap agreements discussed below, all derivative financial instruments we hold are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of derivative financial instruments are deferred and recognized in earnings as revenues or costs of sales as the underlying transactions occur. For the first nine months of 2006, hedge ineffectiveness is insignificant.
We use foreign currency forward contracts and options to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions and firm sale commitments to better match the local currency cost components of non-functional currency transactions. Such arrangements typically have terms between two months and one year, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At September 30, 2006, we have entered into foreign currency forward contracts with notional amounts aggregating $185.9 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Ineffectiveness was not material on these foreign currency forward contracts. Based on quoted market prices as of September 30, 2006 for contracts with similar terms and maturity dates, we have recorded a loss of $0.4 million, net of tax of $0.1 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated balance sheet. It is expected that all of this loss will be reclassified into earnings within the next 18 months. The Company currently has cash flow hedges in place through the first quarter of 2008.
At September 30, 2006, the Company has foreign currency forward contracts with notional amounts aggregating $1,105.3 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of September 30, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $18.8 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated gains on firm commitments. The Company currently has fair value hedges in place through the first quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts.
As of September 30, 2006, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.8 million increase in interest expense for the nine months ended September 30, 2006.
11. Subsequent Event
On October 23, 2006, the Company and NQL Energy Services Inc. (“NQL”) announced that NQL and a Canadian subsidiary of the Company have entered into a pre-acquisition agreement pursuant to which the Canadian subsidiary of the Company has agreed to make a cash tender offer to acquire all of the issued and outstanding common shares of NQL for cash consideration of Cdn$7.60 per share by way of a take-over bid. NQL has approximately 45.5 million common shares outstanding (on a diluted basis), representing a total transaction value of approximately Cdn$345 million (approximately $300 million).
The completion of the acquisition is subject to several conditions, including the tender of not less than two-thirds of the outstanding common shares of NQL by stockholders, regulatory approvals and other customary closing conditions.
12. Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, and results from operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect SFAS 157 will have on our consolidated financial position, cash flows, and results from operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The recognition and disclosure requirements described above are effective for fiscal years ended after December 15, 2006 except for the change in measurement date which is effective as of the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the effect SFAS 158 will have on our consolidated financial position, cash flows, and results from operations.

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

Executive Summary
For its third quarter ended September 30, 2006, National Oilwell Varco generated earnings of $176.6 million, or $1.00 per fully diluted share, on revenues of $1,777.9 million. Earnings were up 19 percent sequentially from second quarter 2006 earnings of $0.84 per fully diluted share, and double the year ago period, when the Company earned $0.50 per fully diluted share.
The Company underwent a major transformation on March 11, 2005, when National Oilwell and Varco merged. As a result, the reported financial results for 2005 do not include the 70 days of Varco operations prior to the merger. The Company’s disclosures since the merger through the first quarter of 2006 have identified transaction, integration and stock-based compensation charges, including items such as severance, restructuring, equipment and inventory rationalization, amortization of options issued to replace Varco options, and write-offs of discontinued product lines related to the merger. The results of the historical periods discussed below generally exclude these items, except where noted, in order to better identify trends in our business and provide more meaningful comparison as well. The Company tends to look at these internally to evaluate results, as well.
Oil & Gas Equipment and Services Market
Activity levels and demand for our products and services continued to improve in most of our markets during the third quarter. Growing economies of developed nations, and the desire for improved standards of living among many in developing nations, have increased demand for oil and gas. As a result, oil and gas prices have increased significantly compared to price levels from three to four years ago, which has led to rising levels of exploration and development drilling in many oil and gas basins around the globe. The worldwide count of rigs actively drilling during the third quarter, a good indicator of oilfield activity and spending, increased over 11 percent from both the second quarter of 2006 and the third quarter of 2005. The sequential improvement in the rig count from the second quarter was led by the 75 percent third quarter seasonal improvement in drilling activity in Canada, which declined in the second quarter due to bans on heavy equipment traffic on roads during the spring thaw. These bans are typically enacted every second quarter to prevent damage to roads, and are usually lifted in the third quarter, resulting in an increase in Canadian rig count.
Oil and gas companies have increased their levels of investment in new oil and gas wells to reverse the trend of declining reserves and to grow production to satisfy the rising energy needs of the world. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last several quarters. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves.
The rise in demand for drilling rigs has driven rig dayrates higher over the past several quarters, which has increased cash flows and available financing to drilling contractors. Rising dayrates have caused many older rigs to be placed back into service. The Company has played an important role in providing the equipment, consumables and services needed to reactivate many of these older rigs.
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
Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. Higher dayrates magnify the opportunity cost of rig downtime, and rigs are being pushed to maximize revenue days for their drilling contractor owners. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process has been accelerated by the high levels of rig utilization seen over the past several quarters. In preceding years, contractors could cannibalize mechanical components from their idle rigs, rather than purchase new components. As the fleet of idle rigs has dwindled, the availability of used components has dwindled as well, which has spurred incremental demand for rig components from the Company.

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
Finally, the increase in drilling rig dayrates has made the economics of building new rigs compelling in many markets. For the first time in many years, the world is actively building land rigs and offshore rigs. Many new offshore rig construction projects have been announced since early 2005, and there are approximately 66 new jackup rigs and more than 30 new floating rigs being constructed worldwide now. The world’s rig fleet is aging. The average floating rig is 22 years old, the average jackup rig is 24 years old, and the average land rig is estimated to be between 25 and 30 years old. We believe that new rigs we supply are replacing older models that are too antiquated to attract experienced drilling crews or compete effectively. In spite of the many new jackup rigs scheduled for delivery over the next three years, it would take the industry more than 20 years to fully replace the fleet of jackup rigs, and the average age of the fleet will continue to increase. The more than six-fold growth in our backlog of capital equipment since early 2005 illustrates the pressing needs of the drilling industry, which invested very little capital in new drilling equipment for more than 20 years.
Segment Performance
The Company’s Rig Technology segment was awarded $1.8 billion in new capital equipment orders in the third quarter. The strong surge in orders lifted our total backlog for capital equipment to $5.4 billion at September 30, 2006, up 30 percent from the backlog at June 30, 2006. The Company has a range of products capable of supplying up to approximately $48 million of equipment for a typical jackup rig, more than $200 million of equipment for a new floating rig, and effectively all of a new land rig (which range in price from less than $1 million to well over $20 million). Our strategy targets the premium end of the market, emphasizing technology, quality and reliability. Most of the incremental growth in the backlog has been for offshore drilling packages for jackup, semi-submersible and drillship rigs being constructed or undergoing major refurbishment. However, demand for land equipment, both for domestic and international markets, rose significantly in the third quarter as well, which reduced the mix of offshore drilling equipment to 69 percent at September 30, 2006. The delivery of this equipment is typically tied to the construction schedule of the rig or vessel, which, for larger floating vessels, can take as long as four years to complete. As a result much of our backlog delivery extends well beyond 2006, and the Company has commissioning and installation work out as far as 2010. The Company expects to generate revenue out of backlog in excess of $600 million in the fourth quarter of 2006, approximately $2.8 billion during 2007, approximately $1.2 billion in 2008, and the balance of the backlog is scheduled to flow out in 2009 and 2010. Currently approximately 76 percent of the drilling equipment in backlog is destined for international markets.
Third quarter revenues for the Rig Technology segment were $887.3 million, up five percent from the second quarter of 2006 and up 55 percent from the third quarter of 2005. Operating profit was $157.2 million or 17.7 percent of sales in the third quarter of 2006, compared to $136.1 million or 16.1 percent of sales in the second quarter of 2006 and $70.4 million or 12.3 percent of sales in the third quarter of 2005 (excluding merger, transaction and stock-based compensation from the 2005 third quarter). Operating flow-through or leverage (the period-to-period increase in operating profit divided by the increase in revenue) was 51 percent from the second quarter of 2006 to the third quarter of 2006, and was 28 percent from the third quarter of 2005 (excluding merger, transaction and stock-based compensation) to the third quarter of 2006. Third quarter 2006 operating profit benefited from higher volumes, improving pricing, and merger-related cost savings partly offset by higher employee benefit costs and higher costs associated with purchased components.
The increase in our backlog has made our execution commitments for the delivery of equipment to our customers more challenging, and our quoted delivery dates have extended significantly as a result. Many of the components the Company sells now have deliveries out to 12 months or more. The Company’s manufacturing base relies on a combination of internal and external capabilities. We intend to continue to quote realistic delivery dates in view of these challenges, and have significantly increased the output of our manufacturing plants in response to the high demand. For example, based upon expected 2006 shipments, we have increased our annual output of annular BOP’s 50 percent above combined National Oilwell and Varco production 2004 levels. Production of spherical BOP’s has tripled over 2004 levels. Drawworks and iron roughneck production this year will be more than three-fold our 2004 production. Service rigs and top drives will have quadrupled, and mud pump production in 2006 will be 5.5 times our 2004 production levels. This has been partially accomplished by rearranging the manufacturing footprint of Varco and National Oilwell to enhance efficiency through the first 12 months following the merger. In addition, much of the year-over-year margin improvements in our Rig Technology segment seen through the first half of 2006 resulted from this reorganization. We have also rolled out Quick Response Manufacturing (QRM) and lean manufacturing techniques across a number of facilities, and have initiated conversions of several more. The focus of these techniques is to shorten lead times on processes, thereby reducing costs and improving responsiveness. This is done by reorganizing into a series of smaller factories-within-factories, or cells. Manufacturing cells are staffed with teams that are given high levels of authority and accountability for producing results. Additionally, we are spending more capital to fuel further production increases. The Company is also providing its vendors with longer range forecasts to assist their planning, and placing longer term orders to match our backlog. We are also qualifying new vendors around the world, developing new supply relationships with machine shops, foundries and assembly operations throughout North America, Europe and Asia. While we can not be sure the Company will be able to achieve these levels of internally generated production increases, we believe that our rising level of backlog orders rates indicates that our customers are confident in our ability to execute our commitments. Since early 2005, quarterly orders have risen from less than $400 million to over $1.8 billion in fairly steady progression.
High oil and gas activity levels also increased demand for the Company’s Petroleum Services & Supplies segment in the third quarter. The segment posted very good results for the third quarter of 2006, generating $624.1 million in revenue and $142.4 million in operating profit, or 22.8% operating margin. Sequential revenue growth from the second quarter of 2006 was six percent, and year-over-year revenue growth from the third quarter of 2005 was 32 percent. The segment generated 37 percent operating profit flowthrough from the second quarter of 2006, and 36 percent operating profit flowthrough from the third quarter of 2005, despite rising personnel and materials costs.
Margins for the Petroleum Services & Supplies segment improved in the third quarter as a result of the higher volumes and better pricing. The strong results were broad-based, with most products and services up sequentially and year-over-year, at higher margins. In particular, the seasonal improvement in Canada coming out of second quarter breakup lifted revenue and margins, albeit at a slower pace than in recent years. Many of our customers in Canada are adopting a cautious outlook and reducing activity in response to recent weakness in gas prices. Most other markets continued to post steady gains in the third quarter compared to the second, as component sales (items such as multiplex pumps, drilling motors, solids control equipment, etc.) into rig building and reactivation projects increased. Demand for coiled tubing outside of Canada continued to improve in the third quarter. Services for domestic drilling operations generally increased with rising rig counts, including instrumentation services, rentals of downhole drilling motors, tubular inspection services, and solids control services. International activity also remained brisk for most services, except for West Africa where political security issues slowed activity. The third quarter saw domestic pipe distributors reduce their Oil Country Tubular Goods inventories going into the fourth quarter, but demand for our drillpipe services like coating and hardbanding continued to build world-wide. We are actively increasing our coating capabilities around the world, in addition to the new coating joint venture in China we announced earlier in the year. Fiberglass pipe sales also increased around the world in the third quarter, and we are adding capacity in this area as well.
We continue to invest in the Petroleum Services & Supplies segment to satisfy the needs of our customers for drilling motors, solids control equipment, instrumentation systems and other machinery we lease to drilling and production operations. This quarter about 70% of our capital expenditures went to the Petroleum Services & Supplies segment.
The Company’s Distribution Services segment also benefited from higher third quarter 2006 levels of oilfield activity, which has spurred rising demand for the maintenance, repair and operating supplies it furnishes to the petroleum industry. Many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the segment, which offers greater purchasing power and sophisticated information management techniques. Margins improved to 7.2 percent, up from 6.5 percent in the second quarter, on record revenues of $353.5 million. Operating profit has more than tripled since the first quarter of 2005, rising to $25.5 million in the third quarter of 2006. Revenues rose 11 percent from the second quarter, with all three major geographic areas - Canada, the US, and international operations - posting strong gains. Operating profit flowthrough from the second quarter to the third quarter of 2006 was 14 percent, and operating profit flowthrough from the third quarter of 2005 to the most recent period was also 14 percent. Strategic alliance agreements with customers in several areas fueled much of the growth, and margin improvements were achieved by aggregating bulk buying and close management of costs. Purchases of large containers of consumables from Asia, and cultivation of strategic vendors, have reduced costs on many items. The segment is also selling more maintenance, repair and operating supplies internally to legacy Varco organizations, which increased our leverage through greater purchase volumes.
Outlook
We believe that the outlook for the Company for the fourth quarter of 2006 and full year 2007 is positive, as historically high commodity prices are expected to keep overall oil and gas activity high, and as the Company’s backlog of capital equipment sales has more than doubled since the first of the year. High levels of drilling across the U.S. and several major markets, including the Middle East, North Africa, the Far East and the North Sea, are expected to continue to drive good results. Nevertheless, we recognize that the warm winter of 2005 across North America has led to seasonally high gas storage levels, which have reduced spot gas prices lately. This is leading to softening in Canadian activity in particular, and some uncertainty in the outlook for continued U.S drilling, which is primarily directed at gas. However, we believe that a decline in North American gas drilling, were it to occur, would be short lived, owing to the high decline rates that many gas wells experience. Gas production from resource plays - coal bed methane, tight sands and shales - has increased to about 40 percent of total U.S gas production, and is believed to exhibit higher decline rates than conventional reservoirs. We believe in the longer term North America faces significant gas deliverability issues. North America has been unable to meaningfully increase gas production despite significantly higher levels of gas drilling over the past several years.
Oil prices and supply remains subject to significant political risk in many international regions. The growth of China and other emerging economies has added significant demand to the oil markets, and new sources of supply continue to prove challenging to find and produce economically. Many important oil producing countries appear to be in permanent decline. The Company expects the high oil prices that have resulted from these various factors to sustain high levels of oilfield activity into 2007, provided the world’s major economies remain strong, and oil prices remain high.
The available supply of offshore rigs remains very tight in many markets around the world, and the Company’s Rig Technology segment continues to bid on many new potential rig-construction projects, both for the offshore and land markets. In particular, many of our customers in the former Soviet Union countries, North Africa, the Middle East, and North America are considering new rig construction projects, and we therefore expect our backlog to increase again in the fourth quarter of 2006. Pricing has improved significantly in our Rig Technology segment sales since late 2005, and, as a result, we expect margins for the segment will continue to expand over the next several quarters as higher priced items flow out of the backlog as revenue.
Our outlook for the Company’s Petroleum Services & Supplies segment remains good, given our activity assumptions. While we are finding general pricing improvements more difficult to effect lately, several product lines continue to raise prices, in part to cover rising costs, particularly premium alloys and labor. Overall for the fourth quarter we are expecting Petroleum Services & Supplies revenues to be roughly flat, with very modest margin expansion, as new pricing takes hold.
The Company’s Distribution Services segment operates in a very competitive market, which makes further margin expansion beyond the record margin posted for the third quarter very challenging. For the fourth quarter we are expecting the Distribution Services segment to post roughly flat results.
The Company expects its capital spending in 2006 to rise, owing to recent increases in investment in its Rig Technology segment. Additionally, the Company continues to invest in rental equipment and manufacturing capability in its Petroleum Services & Supplies segment.
On October 23, 2006 the Company announced that it entered into a pre-acquisition agreement with NQL Energy Services Inc. (“NQL”) wherein it would make an offer to buy all of the outstanding shares of NQL for Cdn$7.60 per share, or approximately $300 million US. NQL is a competing provider of downhole drilling motors and shock tools. NQL conducts business in seven countries, through 23 locations, and will bring National Oilwell Varco additional products for use in performance drilling, and a mud-lubricated bearing pack for use in high-temperature drilling. The Company expects to close the transaction by year-end, and the acquisition is expected to be accretive to our 2007 earnings.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2006 and 2005, and the second quarter of 2006 include the following:

				%	%
				3Q06 v	3Q06 v
	3Q06*	3Q05*	2Q06*	3Q05	2Q06
Active Drilling Rigs:
U.S.	1,719	1,428	1,633	20.4%	5.3%
Canada	494	497	282	(0.6%)	75.2%
International	941	911	913	3.3%	3.1%

Worldwide	3,154	2,836	2,828	11.2%	11.5%
Active Workover Rigs:
U.S.	1,613	1,384	1,624	16.5%	(0.7%)
Canada	684	628	535	8.9%	27.9%

North America	2,297	2,012	2,159	14.2%	6.4%

West Texas Intermediate Crude Prices (per barrel)	$70.42	$63.20	$70.43	11.4%	(0.0%)

Natural Gas Prices ($/mmbtu)	$6.06	$9.70	$6.53	(37.5%)	(7.2%)

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2006 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 11.2% (from 2,836 to 3,154) and 20.4% (from 1,428 to 1,719), respectively, in the third quarter of 2006 compared to the third quarter of 2005. The average per barrel price of West Texas Intermediate Crude increased 11.4% (from $63.20 per barrel to $70.42 per barrel) while natural gas prices decreased 37.5% (from $9.70 per mmbtu to $6.06 per mmbtu) in the third quarter of 2006 compared to the third quarter of 2005.
U.S. rig activity at October 27, 2006 was 1,744 rigs compared to the third quarter average of 1,719 rigs. The price for West Texas Intermediate Crude was at $58.74 per barrel as of October 31, 2006. While oil prices have weakened recently, they still remain at strong historical levels. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows. The actual results for the nine months ended September 30, 2005, include results from Varco operations from the merger date of March 11, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Rig Technology	$887.3	$572.8	$2,448.4	$1,572.4
Petroleum Services & Supplies	624.1	472.0	1,755.0	1,132.6
Distribution Services	353.5	272.4	999.1	766.3
Eliminations	(87.0)	(80.7)	(255.4)	(204.2)

Total Revenue	$1,777.9	$1,236.5	$4,947.1	$3,267.1

Operating Profit:
Rig Technology	$157.2	$70.4	$394.1	$167.2
Petroleum Services & Supplies	142.4	87.0	390.4	198.8
Distribution Services	25.5	14.5	67.1	31.7
Unallocated expenses and eliminations	(31.7)	(19.3)	(90.8)	(50.9)
Integration costs and stock-based compensation costs	(7.9)	(7.6)	(30.9)	(33.8)

Total Operating Profit	$285.5	$145.0	$729.9	$313.0

Operating Profit %:
Rig Technology	17.7%	12.3%	16.1%	10.6%
Petroleum Services & Supplies	22.8%	18.4%	22.2%	17.6%
Distribution Services	7.2%	5.3%	6.7%	4.1%

Total Operating Profit %	16.1%	11.7%	14.8%	9.6%

Rig Technology
Three Months Ended September 30, 2006 and 2005. Rig Technology revenue in the third quarter of 2006 was $887.3 million, an increase of $314.5 million (55%) compared to the same period of 2005. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters, and price increases implemented in 2005. Also, Gulf Coast Hurricanes Katrina and Rita had caused delayed equipment shipments of approximately $9.2 million in the third quarter of 2005.
Operating profit from Rig Technology was $157.2 million for the quarter ended September 30, 2006, an increase of $86.8 million (123%) over the same period of 2005. The increase in operating profit was the result of higher pricing on rig equipment and continued improvement in operating efficiency. Also, the third quarter of 2005 experienced a reduction in operating profit by approximately $4.4 million as a result of delayed shipments and fixed costs related to facility closures due to Gulf Coast Hurricanes Katrina and Rita.
Nine Months Ended September 30, 2006 and 2005. Revenue for the nine months ended September 30, 2006 was $2,448.4 million, an increase of $876.0 million (56%) compared to the same period of 2005. The increase was due primarily to the increased business activity as discussed above and the merger with Varco, which was completed effective March 11, 2005.
Operating profit for the first nine months of 2006 was $394.1 million, an increase of $226.9 million (136%) compared to 2005. The increase in operating profit was largely due to the increased activity and pricing discussed above and the 2005 merger with Varco.
Petroleum Services & Supplies
Three Months Ended September 30, 2006 and 2005. Revenue from Petroleum Services & Supplies was $624.1 million for the third quarter of 2006 compared to $472.0 million for the third quarter of 2005, an increase of $152.1 million (32%). The increase is attributable to higher demand for virtually all products and services offered by the segment. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 20.4% and 11.2%, respectively, in the third quarter of 2006 compared to the same period 2005. The growth is also attributable to price increases implemented during 2005 and strong spare part and consumable sales to support increased drilling and acquisitions made in 2005 and 2006.
Operating profit from Petroleum Services & Supplies was $142.4 million for the third quarter of 2006 compared to $87.0 million for the third quarter of 2005, an increase of $55.4 million (64%). The increase was attributable to higher profitability across all products, driven by higher volumes and improved pricing, partially offset by increased labor costs preparing for additional manufacturing facilities in the Quality Tubing group.
Nine Months Ended September 30, 2006 and 2005. Revenue from Petroleum Services & Supplies was $1,755.0 million for the first nine months of 2006 compared to $1,132.6 million for the first nine months of 2005, an increase of $622.4 million (55%). The increase is partially attributable to the addition of product lines added in the 2005 Varco merger. The remaining increase is attributable to higher demand across all products. These increases were the result of strong U.S. and worldwide drilling markets, as reflected by rig count increases of 20.5% and 11.7%, respectively, in the first nine months of 2006 compared to the same period of 2005. Petroleum Services & Supplies also benefited from price increases implemented during 2005 and throughout the first half of 2006.
Operating profit from Petroleum Services & Supplies was $390.4 million for the first nine months of 2006 compared to $198.8 million for the first nine months of 2005, an increase of $191.6 million (96%). The increase was attributable to higher profitability from virtually all product groups with the exception of Quality Tubing due to increased mill maintenance costs.
Distribution Services
Three Months Ended September 30, 2006 and 2005. Revenue from Distribution Services was $353.5 million, an increase of $81.1 million (30%) during the third quarter of 2006 over the comparable 2005 period. The revenue growth during the third quarter of 2006 over the same period of 2005 was led by a strong demand for products in the U.S. which was up 38%, followed by International revenues (up 20%) and Canada (up 18%). U.S. operations were especially impacted by robust increases in rig count activity in the Mid-Continent and Rocky Mountain regions where there are higher concentrations of drilling activity.
Operating profit of $25.5 million in the third quarter of 2006 increased $11.0 million over the third quarter of 2005 due to gross margin improvement on higher revenue volumes coupled with strong expense management in the U.S.
Nine Months Ended September 30, 2006 and 2005. Revenue from Distribution Services increased $232.8 million (30%) in the first nine months of 2006 when compared to the first nine months of 2005 due to year over year improvement in rig count activity. Operating profit in the first nine months of 2006 of $67.1 million increased by $35.4 million (112%) from the comparable period in 2005. This increase in operating profit was largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base as well as the improved product costs from increased bulk and import purchasing discussed above.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $31.7 million and $90.8 million for the three and nine months ended September 30, 2006, respectively, compared to $19.3 million and $50.9 million for the same periods of 2005, respectively. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Integration costs and stock-based compensation
Integration and stock-based compensation costs were $7.9 million and $30.9 million for the three and nine months ended September 30, 2006, compared to $7.6 million and $33.8 million for the same periods of 2005. The 2005 expense was related to Varco merger related transaction costs which included severance costs and other external costs directly related to the Merger, and compensation expense related to the intrinsic value of the unvested Varco options exchanged in the Merger which were expensed over their remaining vesting periods. The 2006 expense was related to stock compensation expense accounted for under Statement of Financial Accounting Standards Board (SFAS) No. 123(R), “Accounting for Share-Based Payments”, which was adopted effective January 1, 2006.
Interest and financial costs
Interest and financial costs were $10.0 million and $36.6 million for the three and nine months ended September 30, 2006, respectively, compared to $14.6 million and $39.4 million for the three and nine months ended September 30, 2005, respectively. The decrease in interest costs for 2006 compared to 2005 was due to favorable interest rate movements on the

Company’s outstanding interest rate swap agreements and repayment of the Company’s $150 million 6.875% Senior Notes on July 1, 2005.
Other income (expense), net
Other income (expense), net was an expense of $9.1 million and $23.1 million for the three and nine months ended September 30, 2006, respectively, compared to income of $1.1 million and $1.5 million for the same periods of 2005, respectively. The increase in expense was primarily due to a net foreign exchange loss which was $6.7 million and $16.3 million for the three and nine months ended September 30, 2006, respectively, compared to a net foreign exchange gain of nil and $3.1 million for the same periods of 2005, respectively. The 2006 foreign exchange losses were primarily due to the strengthening in Norwegian Kroner, British Pound Sterling, Canadian Dollar, and Euro currencies compared to the U.S. Dollar. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rates.” Bank fees associated with letters of credit issued against customer deposits and progress billings have also increased $1.6 million and $3.6 million for the three and nine months ended September 30, 2006 compared to the prior year periods.
Provision for income taxes
The effective tax rate for the three and nine months ended September 30, 2006 was 33.5% and 33.6%, respectively, compared to 32.0% and 32.4% for the same periods in 2005, respectively. The higher 2006 rates reflect a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the U.S. associated with export sales in 2006 compared to 2005. The U.S. laws granting this tax benefit were repealed as part of the American Jobs Creation Act of 2004 and this benefit will be phased out this year. A new tax benefit associated with U.S. manufacturing operations passed into law under the same act will be phased in over the next five years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit.
Liquidity and Capital Resources
At September 30, 2006, the Company had cash and cash equivalents of $786.7 million, and total debt of $835.7 million. At December 31, 2005, cash and cash equivalents were $209.4 million and total debt was $841.3 million. The Company’s outstanding debt at September 30, 2006 consisted of $200.0 million of 5.65% senior notes due 2012, $200.0 million of 7.25% senior notes due 2011, $150.0 million of 6.5% senior notes due 2011, $150.0 million of 5.5% senior notes due 2012, $100.0 million of 7.5% senior notes due 2008, and other debt of $35.7 million. Included in other debt is the revaluation of the Varco debt assumed in the acquisition which resulted in additional debt recognition of $20.0 million. The difference is being amortized to interest expense over the remaining life of the debt.
For the first nine months of 2006, cash provided by operating activities was $694.7 million compared to cash used for operating activities of $23.9 million in the same period of 2005. Cash was provided by operations primarily through net income of $444.8 million plus non-cash charges of $118.7 million, increases in accounts payable of $300.0 million, increases in billings in excess of costs of $324.2 million, and increases in other assets/liabilities, net of $376.0 million. The increase in accounts payable and billings in excess of costs were mainly due to increases in customer deposits and customer prepayments on rig construction projects. These positive cash flows were offset by increases in receivables of $255.5 million and inventories of $514.1 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first nine months of 2006 compared to the fourth quarter of 2005, while inventory increased due to growing backlog orders.
For the first nine months of 2006, cash used by investing activities was $168.2 million compared to cash provided of $85.9 million for the same period of 2005. Capital expenditures totaled approximately $138.6 million in the first nine months of 2006, primarily related to the Petroleum Services & Supplies service and rental businesses.
For the first nine months of 2006, cash provided by financing activities was $40.9 million compared to cash used of $39.2 million for the same period of 2005. Cash proceeds from exercised stock options was $30.7 million for the first nine months of 2006.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaced the Company’s $175 million North American revolving credit facility and our Norwegian facility. The facility is available for general corporate purposes and acquisitions, including letters of credit and performance bonds. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At September 30, 2006, there were no borrowings against this facility. At September 30, 2006, there were $206 million in outstanding letters of credit in this facility, and another $450 million with several other banks. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.

The Company’s cash balance as of September 30, 2006 was $786.7 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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
Inflation has not had a material impact on our operating results or financial condition in recent years. We believe that the higher costs for labor, energy, steel and other commodities experienced in 2005 and 2006 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, energy or other commodity prices may adversely impact future periods.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect SFAS 157 will have on our consolidated financial position, cash flows, and results from operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The recognition and disclosure requirements described above are effective for fiscal years ended after December 15, 2006 except for the change in measurement date which is effective as of the beginning of the fiscal year beginning after December 15, 2008. We are currently evaluating the effect SFAS 158 will have on our consolidated financial position, cash flows, and results from operations.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have operations in foreign countries, including Canada, Norway and the United Kingdom, as well as operations in Latin America, China and certain other European countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign exchange losses in our income statement of approximately $16.3 million in the first nine months of 2006, compared to $3.1 million in foreign exchange gains in the same period of the prior year. The foreign exchange loss is primarily the result in the strengthening of the following major currencies against the US Dollar in the first nine months: British Pound – 8.8%, Canadian Dollar – 4.7%, Euro – 7.1% and the Norwegian Kroner – 4.5%. Further strengthening of these currencies against the US Dollar may continue to create similar losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the above currencies as their functional currency.
Some of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. In order to mitigate that risk, we may utilize foreign currency forward contracts and options to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts or options for trading or speculative purposes.
At September 30, 2006, we have entered into foreign currency forward contracts with notional amounts aggregating $185.9 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Ineffectiveness was not material on these foreign currency forward contracts. Based on quoted market prices as of September 30, 2006 for contracts with similar terms and maturity dates, we have recorded a loss for the first nine months of $0.4 million, net of tax of $0.1 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated balance sheet. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings related to these forward contracts.
At September 30, 2006, the Company has foreign currency forward contracts with notional amounts aggregating $1,105.3 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of September 30, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $18.8 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated gains on firm commitments. We do not believe that a hypothetical 10% movement in these foreign currencies would have a material impact on our earnings related to these forward contracts.
The Company has other financial market risk sensitive instruments denominated in foreign currencies totaling $103.3 million as of September 30, 2006 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments would affect net income by $6.7 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At September 30, 2006 our long term borrowings consisted of $100 million in 7.5% senior notes, $150 million in 6.5% senior notes, $200 million in 7.25% senior notes, $200 million in 5.65% senior notes and $150 million in 5.5% senior notes. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or

EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of September 30, 2006, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.8 million increase in interest expense for the nine months ended September 30, 2006.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 26.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2006	/s/ Clay C. Williams Clay C. Williams
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