Form 10-K/A
period 2005-12-31
NATIONAL OILWELL VARCO INC
filed 2007-02-16
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
FORM 10-K/A

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
Yes ☐   No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $8.23 billion. As of February 13, 2007, there were 175,735,321 shares of the Company’s common stock ($0.01 par value) outstanding.
Documents Incorporated by Reference: None

Amendment No. 1 Overview
PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

Certification Pursuant to Rule 13a-14a and Rule 15d-14(a)
Certification Pursuant to Rule 13a-14a and Rule 15d-14(a)

i

Amendment No. 1 Overview
This Amendment No. 1 on Form 10-K/A is being filed to amend Parts II and IV of our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 6, 2006 (the “Original Form 10-K”). This Amendment No. 1 is being filed to reflect the following changes in response to a comment letter issued by the Securities and Exchange Commission:
•	To revise the discussion of certain critical accounting policies to focus on only the policies and estimates that we have determined to be critical and to expand our analysis of those policies;

•	To provide a reconciliation of certain non-GAAP measures to the most directly comparable GAAP financial measures, which discussion is contained in the supplemental disclosure that provides a comparison of operating results for certain periods as though the Varco acquisition had occurred at the beginning of those periods; and

•	To replace the term “pro forma” with the term “adjusted” in certain places throughout the Management’s Discussion and Analysis section.
There are no other significant changes to the Original Form 10-K other than those outlined above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, or modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.
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
On March 11, 2005, we merged with Varco. As a result, the reported financial results for 2005 do not incorporate the results of Varco operations prior to the merger. We have presented supplemental estimated adjusted results as if we had been merged with Varco throughout 2004 and 2005. The discussion and analysis below pertain to the results on an as adjusted basis. Additionally, our disclosures since the merger have identified transaction, integration and stock-based compensation charges, including severance, restructuring, equipment and inventory rationalization, and amortization of options issued to replace Varco options. The discussion of the results that follow excludes these items, except where noted.
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
Adjusted revenues for the Rig Technology group grew $608.1 million or 35 percent, and adjusted operating profit improved $83.4 million in 2005 from the prior year. Group operating profit in 2005 benefited from higher volumes and merger-related cost savings, offset by charges taken on two rigs delivered to Kazakhstan, higher than expected costs on a new kingpost crane design, and higher fourth quarter inventory, legal, and accounts receivable reserves. Rig Technology flow-through or operating leverage – defined as the increase in year-over-year adjusted operating profit divided by the increase in year-over-year adjusted revenue — was 14 percent.

However, excluding the fourth quarter reserve increases, the crane costs and Kazakhstan rig charges, the flow-through — incremental operating profit divided by incremental revenue — was 22 percent, consistent with the our long-term expectations for the Rig Technology segment.
The high oil and gas activity levels discussed above also increased demand for our Petroleum Services & Supplies group. Sales of composite fiberglass pipe, solids control products and services, drilling motors and jars, mud pump expendables, coiled tubing pipe, rig instrumentation equipment and services, and tubular coating and inspection have all benefited from the higher levels of exploration and production investment in drilling and stimulating wells. High demand enabled the group to increase some prices during the year, in roughly the 5 to 10 percent range. The margin impact of price increases was mitigated somewhat by higher costs in many areas. Adjusted revenues increased $407.2 million or 28 percent, and adjusted operating profit increased $110.1 million in 2005 from the prior year. Flow-through of adjusted operating profit was 27 percent, slightly below our long-term expectation of 30 percent. This was due to a sharp year-over-year decline in profitability from pipeline inspection, which experienced a downturn in business in the U.S. in 2005 after very strong results in 2004 due to the timing of a job performed in late 2004 rather than early 2005. Excluding the pipeline results, year-over-year flow through for the Petroleum Services & Supplies group was 30 percent.
Our Distribution Services group also benefited from higher levels of oilfield activity, which has spurred rising demand for the maintenance, repair and operating supplies it furnishes to the petroleum industry. Many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the group, which offers greater purchasing power and sophisticated information management techniques. Revenues increased $169.4 million or 19 percent, and operating profit increased 57 percent — the results were not affected by the Varco merger, so there are no adjustments. The group benefited from higher sales into international locations, where it has expanded in recent years, and from extensive sales late in the year to the Gulf of Mexico region, to support clean-up efforts following hurricanes Katrina and Rita. Margins benefited from improved expense management and higher supplier rebates on the greater volumes, partly offset by lower margin sales of line pipe. Overall operating margins improved 100 basis points compared to the prior year. Year-over-year flow-through for the Distribution Services segment was 10 percent, consistent with our long-term expectations for the segment.
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
The Rig Technology group monitors its capital equipment backlog to plan its business. New orders are added to backlog only when we receive a firm customer purchase order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.3 billion at December 31, 2005, an increase of $1.5 billion (191.6%) over backlog of $783 million (on an adjusted basis for the Varco acquisition) at December 31, 2004. Substantially all of the current backlog will be delivered by the end of 2007.
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
Critical Accounting Estimates
In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill); goodwill impairment and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.
Revenue Recognition under Long-term Construction Contracts

The Company uses the percentage-of-completion method to account for certain long-term construction contracts in the Rig Technology group. These long-term construction contracts include the following characteristics:
•	the contracts include custom designs for customer specific applications;

•	the structural design is unique and requires significant engineering efforts; and

•	construction projects often have progress payments.
This method requires the Company to make estimates regarding the total costs of the project, progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin the Company recognizes in each reporting period. The Company prepares detailed cost to complete estimates at the beginning of each project. Significant projects and their related costs and profit margins are updated and reviewed at least quarterly by senior management. Factors that may affect future project costs and margins include shipyard access, weather, production efficiencies, availability and costs of labor, materials and subcomponents and other factors as mentioned in “Risk Factors.” These factors can impact the accuracy of the Company’s estimates and materially impact the Company’s future reported earnings.
Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage of completion contracts, excluding $21.7 million of losses resulting from changes in cost estimates relating to two rigs delivered to Kazakhstan as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Excluding these losses, and based upon an analysis of percentage of completion contracts for all open contracts outstanding at December 31, 2005, 2004, and 2003, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in changes to gross profit margins of 1.1% ($12.1 million on $1.1 billion of outstanding contracts), 0.9% ($7.3 million on $697.3 million of outstanding contracts), and 2.5% ($6.7 million on $266.8 million of outstanding contracts). While the Company believes that its estimates will continue to be reasonably dependable under percentage of completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods.
Allowance for Doubtful Accounts
The determination of the collectibility of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to repay these receivables, and additional allowances could be required. At December 31, 2005 and 2004, allowance for bad debts totaled $17.4 million and $12.8 million, or 1.5% and 2.6% of accounts receivable before the allowance, respectively. The decrease of the allowance for bad debts as a percentage of accounts receivable of 1.1% is primarily due to the 2005 Varco acquisition which resulted in an addition of approximately $385.3 million of accounts receivable recorded at fair value.
Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in our estimates could become material in future periods.
Inventory Reserves
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, and political stability in major oil and gas producing areas, among other factors. At December 31, 2005 and 2004, inventory reserves totaled 4.5% and 6.0% of gross inventory, respectively. Recent high demand and a strong outlook for oilfield equipment sales provide the basis for the Company’s December 31, 2005 and 2004 estimates regarding the future usage and realizable value of inventory. The decrease of inventory reserves as a percentage of gross inventory is due primarily to the 2005 Varco acquisition which resulted in the addition of approximately $377.1 million of inventory recorded at fair value, as discussed in Note 3 of the Consolidated Financial Statements.
While inventory reserves and accruals have not had a material impact on the Company’s financial results for the periods covered in this report, changes in worldwide oil and gas activity, or the development of new technologies which make older drilling technologies obsolete, could require the Company to record additional allowances to reduce the value of its inventory. Such changes in our estimates could be material under weaker market conditions or outlook.
Impairment of Long-Lived Assets (Excluding Goodwill)
Long-lived assets, which include property, plant and equipment and identified intangible assets, comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.
Additionally, the carrying values of these assets are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, and political stability in major oil and gas producing areas, among other factors. Significant and unanticipated changes to these assumptions or the intended use of these assets could require a provision for impairment in a future period. There have been no impairment charges of long-lived assets for the years ended December 31, 2005, 2004, and 2003.
Goodwill Impairment
The Company recorded approximately $2.1 billion of goodwill on its consolidated balance sheet as of December 31, 2005. Generally accepted accounting principles require the Company to test goodwill for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment of goodwill could include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment.
The Company performs a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The annual impairment tests are performed during the fourth quarter of each year. If it is determined that goodwill is impaired, that impairment is measured based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill and identified intangibles is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill and identified intangibles has been impaired. Fair value of the reporting units is determined based on internal management estimates, using a combination of three methods: discounted cash flow, comparable companies, and representative transactions. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. The Company had no impairment of goodwill for the years ended December 31, 2005, 2004, and 2003.
Income Taxes

The Company is a US registered company and is subject to income taxes in the US. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates of the countries in which the Company operates and income is earned.
The Company’s annual tax provision is based on expected taxable income, statutory rates and credits and deductions available in the various jurisdictions in which it operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.
The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain tax credits which may not ultimately be sustained. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.
The Company currently has recorded valuation allowances that the Company intends to maintain until it is more likely than not the deferred tax assets will be realized. Other than valuation allowances associated with tax attributes acquired through acquisitions, income tax expense recorded in the future will be reduced to the extent of decreases in the Company’s valuation allowances. The realization of remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income including but not limited to any future restructuring activities may require that the Company record an additional valuation allowance against deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on future earnings. If a change in a valuation allowance occurs, which was established in connection with an acquisition, such adjustment may impact goodwill rather than the income tax provision.
As the result of current period earnings and changes in estimates of future taxable income in certain tax jurisdictions, the Company recognized a decrease of $18.6 million in goodwill during the fourth quarter of 2005 related to the reversal of a valuation allowance associated with net operating loss carryovers acquired in the February 28, 2000 acquisition of Hitec, AS.
The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $441.4 million and $299.9 million at December 31, 2005 and 2004. The Company makes an annual determination whether to permanently reinvest these earnings. If, as a result of these reassessments, the company distributes these earnings in the future, additional tax liability would result, offset by any available foreign tax credits.
The Company does not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries.
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

Supplemental Adjusted Comparison of Operating Results
The Company believes that reporting revenue and operating profit as if the Varco acquisition occurred at the beginning of each period presented provides useful supplemental information regarding the Company’s on-going economic performance and, therefore, uses these financial measures internally to evaluate and manage the Company’s operations. The Company has chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of on-going operations.
The following table reconciles the GAAP Business Segment financial results to the Adjusted Results of the Company for the Varco acquisition (in millions):

		January 1, 2005 to
		March 10, 2005
	GAAP Results	Varco Results			Adjusted
	As Reported	Historical	Adjustments		Results
Year ended December 31, 2005:
Revenue:
Rig Technology	$2,216.8	$118.9	$—		$2,335.7
Petroleum Services & Supplies	1,645.8	192.9	—		1,838.7
Distribution Services	1,074.5	—	—		1,074.5
Eliminations	(292.6)	—	(3.9	)(1)	(296.5)

Total Revenue	$4,644.5	$311.8	$(3.9)		$4,952.4

Operating Profit:
Rig Technology	$247.7	$16.4	$—		$264.1
Petroleum Services & Supplies	300.1	28.5	—		328.6
Distribution Services	46.6	—	—		46.6
Unallocated expenses and eliminations	(70.3)	(7.6)	(3.6	)(2)	(81.5)
Integration costs and stock-based compensation	(47.3)	—	47.3	(3)	—

Total Operating Profit	$476.8	$37.3	$43.7		$557.8

		Fiscal Year
		End 2004
	GAAP Results	Varco Results			Adjusted
	As Reported	Historical	Adjustments		Results
Year ended December 31, 2004:
Revenue:
Rig Technology	$1,085.5	$642.1	$—		$1,727.6
Petroleum Services & Supplies	505.5	926.0	—		1,431.5
Distribution Services	905.1	—	—		905.1
Eliminations	(178.0)	—	—		(178.0)

Total Revenue	$2,318.1	$1,568.1	$—		$3,886.2

Operating Profit:
Rig Technology	$102.4	$78.3	$—		$180.7
Petroleum Services & Supplies	62.7	155.8	—		218.5
Distribution Services	29.6	—	—		29.6
Unallocated expenses and eliminations	(18.7)	(35.7)	(3.3	)(4)	(57.7)

Total Operating Profit	$176.0	$198.4	$(3.3)		$371.1

(1)	The $3.9 million is 2005 pre-merger sales between National-Oilwell and Varco.

(2)	The $3.6 million is comprised of $1.7 million of 2005 pre-merger cost-of-sales between National-Oilwell and Varco and $1.9 million of estimated depreciation/amortization step-up related to the Varco acquisition.

(3)	The $47.3 million is comprised of $31.7 million of integration costs and $15.6 million of stock-based compensation, both directly related to the Varco acquisition.

(4)	The $3.3 million adjustment includes $10.2 million of estimated depreciation/amortization step-up related to the Varco acquisition. The adjustment also excludes certain items included in the Varco results, comprised of $5.0 million of integration costs related to the merger, $5.7 million of non-merger Rig Technology restructuring costs, and a $3.8 million non-merger gain related to a settlement of insurance litigation.

Rig Technology
Revenue on an adjusted basis from Rig Technology was $2.3 billion for 2005, an increase of $608.1 million (35.2%) compared to 2004. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth, as well as increases in spare parts and service revenue. The increase in orders and backlog can be attributed to increased rig construction projects and higher capital investment by drilling contractors in 2005 as compared to 2004. Operating profit from Rig Technology was $264.1 million for the for the year ended December 31, 2005, an increase of $83.4 million (46.2%) over 2004, primarily as result of the increase in business activity discussed above, partially offset by the second quarter charge of $21.7 million taken on a large Kazakhstan rig fabrication project as a result of additional costs attributed to higher rig-up costs and more material than originally planned. Additionally, the group was adversely affected by inventory, legal, allowance for doubtful accounts charges, and charges on a crane order, which totaled $10.5 million in 2005.
Petroleum Services & Supplies
Revenue on an adjusted basis from Petroleum Services & Supplies was $1,838.7 million for 2005 compared to $1,431.5 million for 2004, an increase of $407.2 million (28.4%). The increase is attributable to a significant increase in North America and worldwide drilling activity, price increases implemented during 2005, strong spare parts and consumable sales to support increased drilling and acquisitions made in 2004 and 2005. The revenue increase attributable to acquisitions is approximately $17.6 million. Operating profit on an adjusted basis for Petroleum Services & Supplies was $328.6 million for 2005 compared to $218.5 million for 2004, an increase of $110.1 million (50.4%). Improved results were posted across all product line with the exception of pipeline inspection.
Distribution Services
Results for Distribution Services on an adjusted basis are the same as they are for actual. See discussion above regarding Distribution Services.
Unallocated expenses and eliminations
Unallocated expenses and eliminations on an adjusted basis were $81.5 million for 2005 compared to $57.7 million for 2004. The increase in unallocated operating costs was due to greater inter-segment profit eliminations, cost increases associated with complying with Sarbanes-Oxley legislation, and greater legal costs, offset by corporate overhead consolidation savings. The 2004 unallocated expenses and eliminations amounts benefited from several miscellaneous credits, including litigation recoveries, insurance recoveries, the expiration of an excise tax accrual, and other items which did not recur in 2005.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Exhibits
(1)	Financial Statements
The following financial statements were presented in response to Part II, Item 8 on our Original 10-K:

Consolidated Balance Sheets
Consolidated Statement of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts
All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.
(3)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.2) (7).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Kevin A. Neveu and Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams and Haynes Smith. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (8).

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (8).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

21.1	Subsidiaries of the Registrant (9).

23.1	Consent of Ernst & Young LLP (9).

24.1	Power of Attorney (9).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9).

*	Compensatory plan or arrangement for management or others
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 18, 2005.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(9)	Previously filed as an Exhibit to our Annual Report on Form 10-K filed on March 8, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL OILWELL VARCO, INC.

Dated: February 16, 2007	By:	/s/ Merrill A. Miller, Jr.

Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.2) (7).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Kevin A. Neveu and Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams and Haynes Smith. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (8).

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (8).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

21.1	Subsidiaries of the Registrant (9).

23.1	Consent of Ernst & Young LLP (9).

24.1	Power of Attorney (9).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9).

*	Compensatory plan or arrangement for management or others
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 18, 2005.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(9)	Previously filed as an Exhibit to our Annual Report on Form 10-K filed on March 8, 2006.