Form 10-Q/A
period 2006-03-31
NATIONAL OILWELL VARCO INC
filed 2007-02-16
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
FORM 10-Q/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 13, 2007, 175,735,321 common shares were outstanding.

Amendment No. 1 Overview
PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II
Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)

Amendment No. 1 Overview
This Amendment No. 1 on Form 10-Q/A is being filed to amend Parts I and II of our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed on May 9, 2006 (the “Original Form 10-Q”). This Amendment No. 1 is being filed to reflect the following changes in response to a comment letter issued by the Securities and Exchange Commission:
•	To provide a reconciliation of certain non-GAAP measures to the most directly comparable GAAP financial measures, which discussion is contained in the supplemental disclosure that provides a comparison of operating results for certain periods as though the Varco acquisition had occurred at the beginning of those periods;

•	To replace the term “pro forma” with the term “adjusted” in certain places throughout the Management’s Discussion and Analysis section; and

•	To incorporate certain exhibits in our exhibit list.
There are no other significant changes to the Original Form 10-Q other than those outlined above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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
The Company underwent a major transformation on March 11, 2005, when National Oilwell and Varco merged. As a result, the reported financial results for 2005 do not include the 70 days of Varco operations prior to the merger. The Company has presented supplemental unaudited adjusted results as if Varco and National Oilwell had been merged throughout 2004 and 2005, to better identify trends in our businesses and provide more meaningful comparison. The discussion and analysis below pertain to the results on this adjusted basis, which the Company tends to look at internally to evaluate results. Additionally, the Company’s disclosures since the merger have identified transaction, integration and stock-based compensation charges, including items such as severance, restructuring, equipment and inventory rationalization, amortization of options issued to replace Varco options, and write-offs of discontinued product lines related to the merger. The discussion of the results that follow generally excludes these items, except where noted, in order to better identify trends in our business and provide more meaningful comparison. The Company tends to review its results internally using this same methodology.
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
Changing methods of drilling have further benefited the Company’s business. Increasingly, hydraulic power — in addition to conventional mechanical rotary power — is being used to apply torque to the drill bit. This is done using downhole drilling motors powered by drilling fluids. The Company is a major provider of downhole drilling motors, and has seen demand for this application of its drilling motors increase over the last several quarters. This trend has also increased demand for the Company’s high pressure mud pumps, which create the hydraulic power in the drilling fluids which drive the drilling motors.
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
First quarter revenues for the Rig Technology group were $715.3 million, up 11 percent from the fourth quarter of 2005 and up 32 percent from the adjusted first quarter of 2005. Operating profit was $100.8 million or 14.1 percent of sales in the first quarter of 2006, compared to $80.5 million or 12.5 percent of sales in the fourth quarter of 2005 and $61.3 million or 11.3 percent of sales in the adjusted first quarter of 2005 (excluding merger, transaction and stock-based compensation from both periods, and including Varco results for the period prior to the closing of the merger). Operating flow-through or leverage (the period-to-period increase in operating profit divided by the increase in revenue) was 29 percent from the fourth quarter of 2005 to the first quarter of 2006, excluding merger, transaction and stock-based compensation from both periods. First quarter operating profit benefited from higher volumes, improving pricing, and merger-related cost savings partly offset by higher employee benefit costs and higher costs associated with purchased components. With record backlogs and improving efficiency our outlook for this business for the remainder of 2006 continues to be very good, but the nature of capital equipment shipments will continue to make quarter-to-quarter revenue changes volatile. We continue to expect normal long-term flowthroughs of 22% for this group, and hope to achieve 15 percent operating margins in the second quarter of 2006, driven by higher pricing and volumes.
The high oil and gas activity levels discussed above also increased demand for the Company’s Petroleum Services & Supplies group. The segment posted very good results for the first quarter of 2006, generating $541.0 million in revenue and $118.3 million in operating profit, or 21.9 percent operating margin. Sequential revenue growth from the fourth quarter of 2005 was five percent, slightly in excess of the growth in rig count worldwide. The group generated 61 percent operating profit flowthrough, despite higher personnel costs. Revenues grew 35 percent compared to the adjusted first quarter of 2005, substantially higher than the improvement in worldwide rig count over the same timeframe. The year-over-year revenue growth generated 39 percent operating profit flowthrough, due to higher volumes and improved pricing in most areas. The strong results were broad-based, with most products and services up sequentially and year-over-year, at higher margins. Our pipeline inspection services were an exception to this, where first quarter seasonal downturns drove lower sequential results. Mission Fluid King, Griffith/Vector downhole tools, Brandt solids control equipment and services, and Quality Tubing coiled tubing brands all posted double-digit growth as compared to the fourth quarter of 2005. Tuboscope pipe inspection and coating services posted sequential higher operating margins on higher pricing and volumes, as well. Additionally, our sales of fiberglass and composite pipe were roughly flat sequentially, as increases in sales to the oilfield were offset by lower seasonal sales in China, and lower industrial sales. Nevertheless, the fiberglass group posted sequentially higher operating margins in the first quarter as compared to the fourth quarter of 2005. Most products and services within the Petroleum Services & Supplies group continue to gain increases in pricing in the range of three to seven percent each quarter, but the margin impact of these efforts is being mitigated somewhat by inflationary forces across our markets, as personnel, raw materials costs and energy expenses continue to rise.
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
The following table reconciles the GAAP Business Segment financial results to the Adjusted Results of the Company for the Varco acquisition (in millions):

		January 1, 2005
		to March 10, 2005
	GAAP Results	Varco Results		Adjusted
	As Reported	Historical	Adjustments	Results
Three Months ended March 31, 2006:
Revenue:
Rig Technology	$715.3	$—	$—	$715.3
Petroleum Services & Supplies	541.0	—	—	541.0
Distribution Services	326.5	—	—	326.5
Eliminations	(71.0)	—	—	(71.0)

Total Revenue	$1,511.8	$—	$—	$1,511.8

		January 1, 2005
		to March 10, 2005
	GAAP Results	Varco Results			Adjusted
	As Reported	Historical	Adjustments		Results
Operating Profit:
Rig Technology	$100.8	$—	$—		$100.8
Petroleum Services & Supplies	118.3	—	—		118.3
Distribution Services	20.8	—	—		20.8
Unallocated expenses and eliminations	(27.4)	—	—		(27.4)
Integration costs and stock-based compensation	(14.7)	—	14.7	(1)	—

Total Operating Profit	$197.8	$—	$14.7		$212.5

		January 1, 2005
		to
		March 10, 2005
	GAAP Results	Varco Results			Adjusted
	As Reported	Historical	Adjustments		Results
Three months ended March 31, 2005:
Revenue:
Rig Technology	$424.4	$118.9	$—		$543.3
Petroleum Services & Supplies	209.1	192.9	—		402.0
Distribution Services	235.9	—	—		235.9
Eliminations	(54.5)	—	(3.9	)(2)	(58.4)

Total Revenue	$814.9	$311.8	$(3.9)		$1,122.8

Operating Profit:
Rig Technology	$44.9	$16.4	$—		$61.3
Petroleum Services & Supplies	35.2	28.4	—		63.6
Distribution Services	7.6	—	—		7.6
Unallocated expenses and eliminations	(10.9)	(7.5)	(3.6	)(3)	(22.0)
Integration costs and stock-based compensation	(10.9)	—	10.9	(4)	—

Total Operating Profit	$65.9	$37.3	$7.3		$110.5

(1)	The $14.7 million is comprised of $7.9 million of integration costs directly related to the Varco acquisition and $6.8 million of stock-based compensation.

(2)	The $3.9 million is 2005 pre-merger sales between National Oilwell and Varco.

(3)	The $3.6 million is comprised of $1.7 million of 2005 pre-merger cost-of-sales between National Oilwell and Varco and $1.9 million of estimated depreciation/amortization step-up related to the Varco acquisition.

(4)	The $10.9 million is comprised of $9.8 million of integration costs and $1.1 million of stock-based compensation, both directly related to the Varco acquisition.
Rig Technology revenue on an adjusted basis increased $172.0 million (31.7%), from $543.3 million in the first quarter of 2005 to $715.3 million for the quarter ended March 31, 2006. This was principally due to the growing capital equipment market for drilling, workover and coiled tubing products discussed above. Rig Technology operating profit was $100.8 million for the first quarter, an increase of $39.5 million over the same period of 2005 on an adjusted basis. The increase was due to higher sales volumes and merger-related cost savings which were partly offset by increases in employee benefit costs and higher material costs. Backlog of the Rig Technology capital products was $3.2 billion at March 31, 2006, an increase of 39% over backlog of $2.3 billion at December 31, 2005. Adjusted orders for the period ending March 31, 2006 were $1.3 billion, reflective of the growing demand for the Company’s drilling and well servicing products.
Revenue from Petroleum Services & Supplies was $541.0 million for the first quarter of 2006 compared to $402.0 million for the first quarter of 2005 on an adjusted basis, an increase of $139.0 million (34.6%). The increase is attributable to a significant increase in U.S. and worldwide drilling activity; price increases implemented during 2005; and strong spare parts and consumable sales to support increased drilling. Operating profit for Petroleum

Services & Supplies was $118.3 million for the first quarter of 2006 compared to $63.6 million for the first quarter of 2005 on an adjusted basis, an increase of $54.7 million (86.0%). Improved year-over-year results were posted across all products and services.
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
Unallocated expenses and eliminations on an adjusted basis were $27.4 million and $22.0 million for the first quarter of 2006 and 2005. The increase in operating loss was due to greater inter-segment profit eliminations, greater employee benefit costs, and greater legal costs.

PART II — OTHER INFORMATION
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 18.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 16 , 2007

/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of National Oilwell, Inc. (incorporated by reference to exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 11, 2000).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (incorporated by reference to exhibit 3.2 to our Current Report on Form 8-K filed on November 18, 2005).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.