Form 10-K
period 2006-12-31
NATIONAL OILWELL VARCO INC
filed 2007-02-27
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12317
NATIONAL OILWELL VARCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $11.09 billion. As of February 16, 2007, there were 175,803,638 shares of the Company’s common stock ($0.01 par value) outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement in connection with the 2007 Annual Meeting of Stockholders are incorporated in Part III of this report.

ITEM 1. BUSINESS
General
National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider of equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry. The Company conducts operations in over 600 locations across six continents.
On March 11, 2005, we acquired all of the outstanding shares of Varco International, Inc. (“Varco”) with the issuance of 0.8363 shares of National-Oilwell, Inc. common stock for each Varco common share (the “Merger”). The Company then changed its name from National-Oilwell, Inc. to National Oilwell Varco, Inc. We have included the financial results of Varco in our consolidated financial statements beginning March 11, 2005, the date Varco common shares were exchanged for NOV common shares. We believe that the Merger has better positioned us to compete more effectively in the global marketplace and provide greater scale to increase service to our customers, increase our investment in research and development to accelerate innovation, and increase shareholder value. The fiscal year ending December 31, 2006 represents the first full year of operations of the combined entities.
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
The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety and environmental impact of oil and gas operations. The Company’s common stock is traded on the New York Stock Exchange under the symbol “NOV.” The Company operates through three business segments: Rig Technology, Petroleum Services & Supplies, and Distribution Services.
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
Distribution Services
Our Distribution Services segment provides maintenance, repair and operating supplies and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America, the segment supports major offshore drilling contractors through locations in Mexico, the Middle East, Europe, Southeast Asia and South America. Distribution Services employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. Demand for the segment’s services are determined primarily by the level of drilling and servicing activity, and oil and gas production activities.

The following table sets forth the contribution to the Company’s total revenues of its three operating segments for December 31, 2006, 2005, and 2004 (in millions):

	Years ended December 31,
	2006	2005	2004
Revenue:
Rig Technology	$3,584.9	$2,216.8	$1,085.5
Petroleum Services & Supplies	2,425.0	1,645.8	505.5
Distribution Services	1,369.6	1,074.5	905.1
Eliminations	(353.7)	(292.6)	(178.0)

Total Revenue	$7,025.8	$4,644.5	$2,318.1

See Note 15 to our Consolidated Financial Statements included in this Annual Report on Form-10-K for financial information by segment and a geographical breakout of revenues and long-lived assets.
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
Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 10% in 2004, 15% in 2005 and 11% in 2006. As a result of higher cash flows realized by many drilling contractors and other oilfield service companies, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases have improved significantly since 2004 and 2005, resulting in higher backlogs for the Company at the end of 2006 compared to the end of 2004 and 2005. Backlog for the Company was at approximately $6.0 billion at December 31, 2006 compared to approximately $2.3 billion and $0.6 billion for December 31, 2005 and 2004, respectively.
In 2006, most of the Company’s Rig Technology revenue resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally the Company believes the demand for capital equipment lags increases in the level of drilling activity. The remainder of the Rig Technology segment’s revenue in 2006 was related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.
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
Through its Rig Technology segment, the Company sells the large “mud pumps” that are used to pump drilling mud through the drill stem. Through its Petroleum Services & Supplies business, the Company sells transfer pumps and mud pump consumables; sells and rents solids control equipment; and provides solids control and waste management services. Many operators internally coat the drill stem to improve its hydraulic efficiency and protect it from corrosive fluids sometimes encountered during drilling, and inspect and assess the integrity of the drill pipe from time to time. The Company provides drillpipe inspection and coating services, and applies “hardbanding” material to drillpipe to improve its wear characteristics. These services are provided through the Company’s Petroleum Services & Supplies segment.
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

Rig Technology
The Company has a long tradition of pioneering innovations in drilling and well servicing equipment which improve the efficiency, safety, and cost of drilling and well servicing operations. The Rig Technology group designs, manufactures and sells a wide variety of top drives, automated pipe handling systems, motion compensation systems, rig controls, BOPs, handling tools, drawworks, risers, rotary tables, mud pumps, cranes, drilling motors and other drilling equipment for both the onshore and offshore markets. The Rig Technology group also manufactures entire rig packages, both drilling and workover, as well as well servicing equipment such as coiled tubing units, pressure pumping equipment, and wireline winches.
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
Land Rig Packages. NOV designs, manufactures, assembles, upgrades, and supplies equipment sets to a variety of land drilling rigs, including those specifically designed to operate in harsh environments such as the Arctic Circle and the desert. Our key land rig product names include the Ideal Rig and Rapid Rig. NOV’s recent rig packages are designed to be fast moving, to utilize AC technology, and to reduce manpower required to operate a rig.
Top Drives. The Top Drive Drilling System (“TDS”), originally introduced by NOV in 1982, significantly alters the traditional drilling process. The TDS rotates the drill stem from its top, rather than by the rotary table, with a large electric motor affixed to rails installed in the derrick that traverses the length of the derrick to the rig floor. Therefore, the TDS eliminates the use of the conventional rotary table for drilling. Components of the TDS also are used to connect additional joints of drill pipe to the drill stem during drilling operations, enabling drilling with three joints of drill pipe compared to traditionally drilling with one joint of drill pipe. Additionally, the TDS facilitates horizontal and extended reach drilling.
Drilling Motors. NOV has helped lead the application of AC motor technology in the oilfield industry. We are now transitioning from buying motors from third parties to building them in our own facilities and further developing motor technology, including the introduction of permanent magnet motor technology to the industry. These permanent magnet motors are being used in top drives, cranes, mud pumps, winches, and drawworks.
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
Vertical pipe racking systems are used predominantly on offshore rigs and are found on almost all floating rigs. Mechanical vertical pipe racking systems greatly reduce the manual effort involved in pipe handling. Pipe racking systems, introduced by NOV in 1985, provide a fully automated mechanism for handling and racking drill pipe during drilling and tripping operations, spinning and torquing drill pipe, and automatic hoisting and racking of disconnected joints of drill pipe. These functions can be integrated via computer controlled sequencing, and operated by a driller in an environmentally secure cabin. An important element of this system is the Iron Roughneck, which was originally introduced by NOV in 1976 and is an automated device that makes pipe connections on the rig floor and requires less direct involvement of rig floor personnel in potentially dangerous operations. The Automated Roughneck is an automated microprocessor-controlled version of the Iron Roughneck.
Horizontal pipe transfer systems were introduced by NOV in 1993. They include the Pipe Deck Machine (“PDM”), which is used to manipulate and move tubulars while stored in a horizontal position; the Pipe Transfer Conveyor (“PTC”), which transports sections of pipe to the rig floor; and a Pickup Laydown System (“PLS”), which raises the pipe to a vertical position for transfer to a vertical racking system. These components may be employed separately, or incorporated together to form a complete horizontal racking system, known as the Pipe Transfer System (“PTS”).
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
Mud Pumps. Mud pumps are high pressure pumps located on the rig that force drilling mud down the drill pipe, through the drill bit, and up the space between the drill pipe and the drilled formation (the annulus) back to the surface. These pumps, which generate pressures of up to 7500 psi, must therefore be capable of displacing drilling fluids several thousand feet down and back up the well bore. The conventional mud pump design, known as the triplex pump, uses three reciprocating pistons oriented horizontally. Recently, NOV has introduced the HEX Pump, which uses six pumping cylinders, versus the three used in the triplex pump. Along with other design features, the greater number of cylinders reduces pulsations (or surges) and increases the output available from a given footprint. Reduced pulsation is desirable where downhole measurement equipment is being used during the drilling process, as is often the case in directional drilling.
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
Cranes. NOV provides a comprehensive range of crane solutions, with purpose-built products for all segments of the oil and gas industry as well as many other markets. The Company encompasses a broad collection of brand names with international recognition, and includes a large staff of engineers specializing in the design of cranes and related equipment. The product range extends from small cargo-handling cranes to the world’s largest marine cranes. In all, the Company provides over twenty crane product lines that include standard model configurations as well as custom-engineered and specialty cranes.
Motion Compensation Systems. Traditionally, motion compensation equipment is located on top of the drilling rig and serves to stabilize the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. The AHD Drawworks, discussed above, was introduced to eliminate weight and improve safety, removing the compensator from the top of the rig and integrating it into the drawworks system. In addition to the AHD Drawworks, NOV has introduced an Active Heave Compensation (“AHC”) System that goes beyond the capabilities of the AHD Drawworks to handle the most severe weather. Additionally, NOV tensioning systems provide continuous axial tension to the marine riser pipe (larger diameter pipe which connects floating drilling rigs to the well on the ocean floor) and guide lines on floating drilling rigs, tension leg platforms and jack-up drilling rigs.
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
In 1998, NOV introduced the NXT® ram type BOP which eliminates door bolts, providing significant weight, rig-time, and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the BOP stack. In 2004, NOV introduced the LXT, which features many of the design elements of the NXT, but is targeted at the land market. In 2005, the Company began commercializing technology related to a continuous circulation device. This device enables drilling contractors to make and break drill pipe connections without stopping the circulation of drilling fluids, which helps increase drilling efficiency.
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
Coiled Tubing Equipment. Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can extend several thousand feet in length and is run in and out of the wellbore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck or skid (steel frames on which portable equipment is mounted to facilitate handling with cranes or flatbed trucks) and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the wellbore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to continue to safely produce the well. The Rig Technology group manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations. Through its acquisition of Rolligon in late 2006, the Company enhanced its portfolio by adding additional pressure pumping and coiled tubing equipment products.
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
Facilities. The Company conducts Rig Technology manufacturing operations at major facilities in Houston, Galena Park, Sugar Land, Conroe, Anderson, Fort Worth and Pampa, Texas; Tulsa and Duncan, Oklahoma; Orange, California; Calgary, Nisku and Edmonton, Canada; Mexicali, Mexico; Kristiansand and Stavanger, Norway; Etten-Leur, the Netherlands; Carquefou, France; Lanzhou and Shanghai, China; and Jebal Ali, UAE. The Rig Technology group maintains sales and service offices in most major oilfield markets, either directly or through agents.
Customers and Competition. The Rig Technology segment sells directly to drilling contractors, other rig fabricators, well servicing companies, pressure pumping companies, national oil companies, major and independent oil and gas companies, supply stores, and pipe-running service providers. Demand for its products is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.
The products of the Rig Technology group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The group’s primary competitors are Access Oil Tools; Aker Kvaerner AS; American Block; Bomco; Canrig (a division of Nabors Industries); Cavins Oil Tools; Cameron; DenCon Oil Tools; Hydril Company; Hong Hua; IDM; LEWCO (a division of Rowan Companies); M&I Electric; Tesco Corporation; Wirth M&B GmbH; Stewart & Stevenson, Inc.; ASEP; Crown Energy Technologies; Huntings, Ltd.; Vanoil; Parveen Industries; and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Drilling Equipment business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, and breadth of product line and price.
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
Coiled Tubing. Coiled tubing provides a number of significant functional advantages over the principal alternatives of conventional drill pipe and workover pipe. Coiled tubing allows faster “tripping,” since the coiled tubing can be reeled quickly on and off a drum and in and out of a wellbore. In addition, the small size of the coiled tubing unit compared to an average workover rig or drilling rig reduces preparation time at the well site. Coiled tubing permits a variety of workover and other operations to be performed without having to pull the existing production tubing from the well and allows ease of operation in horizontal or highly deviated wells. Thus, operations using coiled tubing can be performed much more quickly and, in many instances, at a significantly lower cost. Finally, use of coiled tubing generally allows continuous production of the well, eliminating the need to temporarily stop the flow of hydrocarbons. As a result, the economics of a workover are improved because the well can continue to produce hydrocarbons and thus produce revenues while the well treatments are occurring. Continuous production also reduces the risk of formation damage which can occur when the flow of fluids is stopped or isolated. Under normal operating conditions, the Coiled Tubing string must be replaced every three to four months. NOV designs, manufactures, and sells coiled tubing under the Quality Tubing brand name at its mill in Houston, Texas.
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
Downhole Tools. NOV designs, manufacturers and services a wide array of downhole motors used in straight hole, directional, slim hole, and coiled tubing drilling applications. These motors are sold or leased under the brand names TrudrillTM and VectorTM. This business also maintains a wide variety of motor power sections, which it incorporates into its own motors and also sells to third parties. Downhole drilling motors utilize hydraulic horsepower from the drilling fluid pumped down the drill stem to develop torque at the bit. Motors are capable of achieving higher rotary velocities than can generally be achieved using conventional surface rotary equipment. Motors are often used in conjunction with high speed PDC bits to improve rates of penetration.
The Downhole Tools group also manufactures and sells drilling jars and fishing tools, which are marketed under the GriffithTM and BowenTM brand names. Drilling jars are placed in the drill string, where they can be used to generate a sudden, jarring motion to free the drill string should it become stuck in the wellbore during the drilling process. This jarring motion is generated using hydraulic and/or mechanical force provided at the surface. In the event that a portion of the drill string becomes stuck and cannot be jarred loose, fishing tools are run into the wellbore on the end of the drill string to retrieve the portion that is stuck.
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

NOV acquired NQL Energy Services, Inc. (“NQL”) in late 2006 for approximately $300 million in cash. NQL manufactures, leases, sells and services downhole tools — including drilling motors, jars, shock tools, reamers, and EM-MWD systems — in 23 locations across seven countries. This transaction will help expand NOV’s downhole tools portfolio and increase exposure to directional drilling services.
Solids Control. The Solids Control product line uses a variety of technologies to separate drill cuttings from drilling fluids, and to transport, dry and refine drill cuttings for safe disposal under the Brandt NOV brand name. The Company believes the regulatory and industry trends toward minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas producing regions will lead to greater demand for solids control products and waste management services. Waste management services cover many areas associated with the drilling of a well included solids removal, solids transport, solids treatment and solids disposal. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems. As environmental constraints are increased and as awareness of environmental protection grows, the Company believes that its drill cuttings separation, cuttings transport and treating processes will experience increased demand.
The Company has a history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. Current product offerings are circular, elliptical and linear motion shale shakers and shale shaker screens that comply with the November 2004 API Recommended Practice 13C, degassers, desanders, desilters, high speed/high capacity centrifuges and conventional centrifuges, thermal desorption units, cuttings conveyance systems and closed loop drilling fluids systems at its facilities in Conroe, Texas; Houston, Texas; Aberdeen, Scotland; Leduc, Alberta; and Trinidad.
Through development of new product offerings and strategic acquisitions the Company has become a leading provider of thermal desorption cuttings processing services to the drilling industry. Similar efforts have been successful in developing a broad range of services, including centrifugal dryers, and the Brandt NOV FreeFlow system.
Instrumentation. The Company’s Instrumentation business provides drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. In 1999, the Company introduced its RigSense™ product, which combines leading hardware and software technologies into an integrated drilling rig package. This product permits access of drilling data from offsite locations, enabling company personnel to monitor drilling operations from an office environment, through a secure link. Systems are both sold and rented, and are typically comprised of several sensors placed throughout the rig to measure critical drilling parameters such as weight on bit, hookload, standpipe pressure, mud pump strokes, drilling mud levels, torque, and others, all networked back to a central command station for review, recording and interpretation. The rig instrumentation packages typically provide multiple screens and hazardous area touch-screen displays around the rig for various rig personnel to perform individual jobs more effectively, and cameras for certain areas to promote safety and permit remote monitoring. The Company has evolved from data collection to a leading drilling information provider by using state-of-the-art satellite communications to reduce the gap from rigs to corporate office. The reports on drilling activities and process are now provided from the rig site information as a part of the business solution, DrillSuite™, to assist the contractor in managing their business of drilling. DrillSuite™ allows contractors to streamline administration by eliminating manual entry of data, promotes accurate payroll processing and invoicing, and includes asset tracking and maintenance programs. The real time information provided also allows the Company to advance the drilling process using advanced drilling algorithms and applying electronic controls such as to our Wildcat Auto Drilling System for better well planning, enhanced rates of penetration, reduced program costs, and improved wellbore quality.
Pumps & Expendables. The Company’s Pumps & Expendables business designs, manufactures, and sells pumps that are used in oil and gas drilling operations and production applications. These pumps include reciprocating, centrifugal, and progressive cavity pumps. (High pressure mud pumps are sold within the Rig Technology segment.) These pumps are sold as individual units and unitized packages with drivers, controls and piping. This group also manufactures fluid end expendables (liners, valves, pistons, and plungers) fluid end modules, and a complete line of dies and inserts for pipe handling. The group offers popular industry brand names like Wheatley, Gaso, and Omega reciprocating pumps, acquired in September of 2000; Halco Centrifugal Pumps, acquired in January of 2002; Petroleum Expendable Products (PEP), acquired in May of 1997; and Phoenix Energy Products, acquired in 1998.
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
Customers and Competition. Customers for the Petroleum Services & Supplies’ tubular services include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, pipeline operators, steel mills, and other industrial companies. The Company’s competitors include, among others, Ameron International Corp, EDO Corporation, Pipeline Integrity International Ltd. (a division of General Electric), ShawCor Ltd., Smith International, Inc., Frank’s International, Inc., H. Rosen Engineering, GmbH; T.D. Williamson, Inc.; Baker Hughes Incorporated; Diascan; Magpie; Weatherford International Ltd.; Patterson Tubular Services; and Precision Tube (a division of Maverick Tube). In addition, the group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting this business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, and breadth of product line and price.
The primary customers for drilling services offered by the Petroleum Services & Supplies group include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in drilling services include Smith International (“SWACO”); Derrick Manufacturing Corp.; Fluid Systems; Oil Tools Pte. Ltd; Peak Energy Services, Ltd.; Petron Industries, Inc.; Epoch (a division of Nabors Industries); Pason Systems, Inc.; Robbins & Myers; Kem-tron, Inc.; Double Life Corporation, Inc.; Oteco, Inc.; Southwest Oilfield Products; Forum Oilfield Technologies; P-Quip Oilfield Products; and a number of regional competitors. The Petroleum Services & Supplies group sells drilling services into highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in this market, and that the principal competitive factors affecting the business are performance, quality, reputation, customer service, product availability and technology, breadth of product line and price.
Distribution Services
Through its network of over 180 locations worldwide, the Distribution Services group provides supply chain management services to drilling contractors and operators around the world. This group stocks and sells consumables maintenance, repair and operating supply (“MRO”) and spare parts that are needed throughout the drilling, completion and production process. The supplies and equipment stocked by our distribution service centers vary by location. Each distribution point generally offers a large line of oilfield products including valves, fittings, flanges, spare parts for oilfield equipment and miscellaneous expendable items.
NOV’s e-Distribution solutions leverage the flexible infrastructure of SAP™ to extend the customer’s investment in systems and address the total cost of ownership by streamlining the acquisition process from procurement to payment, by digitally managing approval routing and workflow, and by providing robust reporting functionality.
Approximately 84% of the Distribution Services group’s sales in 2006 were in the United States and Canada. The remainder comes from key international markets in Mexico, the North Sea, Middle East, South America and the Far East.
Strategically the group continued to expand its alliances with oil and gas companies and certain drilling contractors to increase its revenues in 2006. Additionally the group seeks to leverage its extensive purchasing power to reduce the costs of the goods it purchases. In 2006, the group built on the new vendor relationships it established with Chinese suppliers in 2005.
Customers and Competition. The primary customers for Distribution Services include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in Distribution Services include Wilson Supply (a division of Smith International), CE Franklin, Redman Pipe and Supply, and a number of regional competitors.

2006 Acquisitions and Other Investments
In 2006, the Company made the following acquisitions and outside investments:

		Operating	Date of
Acquisition	Form	Segment	Transactions
Retsco Oilfield Field Equipment, Ltd.	Asset	Petroleum Services & Supply	February 2006
Soil Recovery A/S	Stock	Petroleum Services & Supply	March 2006
D.M.I. est SARL	Asset	Petroleum Services & Supply	April 2006
Core Motion, Inc.	License	Rig Technology	August 2006
In-Situ Oilfield Services Limited	Asset	Petroleum Services & Supply	September 2006
Longhorn Machine, L.P.	Asset	Rig Technology	September 2006
Rolligon, Ltd.	Asset	Rig Technology	November 2006
FITIRI, Inc.	Asset	Petroleum Services & Supply	November 2006
Toolbox Drilling Solutions Limited	Stock	Petroleum Services & Supply	December 2006
NQL Energy Services Inc.	Stock	Petroleum Services & Supply	December 2006
The Company paid an aggregate purchase price of $339.5 million ($329.7 million in net cash and $9.8 million of notes payable) for acquisitions and outside investments in 2006.
Seasonal Nature of the Company’s Business
Historically, the level of some of the Company’s businesses has followed seasonal trends to some degree. In general the Rig Technology group has not experienced significant seasonal fluctuation although orders for new equipment may be modestly affected by holiday schedules. There can be no guarantee that seasonal effects will not influence future sales in this segment.
In Canada, the Petroleum Services & Supplies segment has typically realized high first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In past years, certain Canadian businesses within Petroleum Services & Supplies and Distribution Services have declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity (“Canadian Breakup”). However, these businesses have typically rebounded in the third and fourth quarter. Petroleum Services & Supplies activity in both the U.S. and Canada sometimes increases during the third quarter and then peaks in the fourth quarter as operators spend the remaining drilling and/or production capital budgets for that year. Petroleum Services & Supplies revenues in the Rocky Mountain region sometimes decline in the late fourth quarter or early first quarter due to harsh winter weather.
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

The Rig Technology segment’s customers include drilling contractors, shipyards and other rig fabricators, well servicing companies, pressure pumpers, national oil companies, major and independent oil and gas companies, supply stores, and pipe-running service providers. Demand for its products is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity. Rig Technology purchases can represent significant capital expenditures, and are often sold as part of a rig fabrication or major rig refurbishment package. Sometimes these packages cover multiple rigs, and often the Company bids jointly with other related product and services providers, such as rig fabrication yards and rig design firms.
The Petroleum Services & Supplies group’s customers for tubular services include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pressure pumpers, pipeline operators, pipe mills, manufactures and processors, and other industrial companies. Certain tubular inspection and tubular coating products and services often are incorporated as a part of a tubular package sold by tubular supply stores to end users. The Company primarily has direct operations in the international marketplace, but operates through agents in certain markets.
The Petroleum Services & Supplies group’s customers for drilling services are predominantly major and independent oil and gas companies, national oil companies, drilling contractors, well servicing companies, providers of drilling fluids, and other oilfield service companies. This group operates sales and distribution facilities at strategic locations worldwide to service areas with high drilling activity. Strategically located service and engineering facilities provide specialty repair and maintenance services to customers. Sales of capital equipment are sometimes made through rig fabricators, and often are bid as part of a rig fabrication package or rig refurbishment package. Sometimes these packages cover multiple rigs, and often the Company bids jointly with other related service providers.
Distribution Services sales are made through our network of distribution service centers. Customers for our products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.
The Company’s foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East, Africa and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any significant problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. See Note 15 of the Notes to the Consolidated Financial Statements for information regarding geographic revenue information.
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
As of December 31, 2006, the Company held a substantial number of United States patents and had several patent applications pending. Expiration dates of such patents range from 2007 to 2026. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.
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

Engineering and Manufacturing
The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability and price of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Primary manufacturing facilities for the Rig Technology segment are located in Houston, Galena Park, Sugar Land, Conroe, Anderson, Fort Worth and Pampa, Texas; Duncan and Tulsa, Oklahoma; Orange, California; Calgary, Nisku and Edmonton, Canada; Mexicali, Mexico; Aberdeen, Scotland; Kristiansand, and Stavanger, Norway; Etten-Leur, the Netherlands; Carquefou, France; Singapore; Perth, Australia; Lanzhou and Shanghai, China; and Jebal Ali, UAE.
The Company’s Petroleum Services & Supplies segment manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing services. Downhole tools are manufactured at facilities in Houston, Texas; Nisku and Edmonton, Alberta. Solids control equipment and screens are manufactured at facilities in Houston and Conroe, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Nisku and Alberta, Canada; Trinidad; and Macae, Brazil. Instrumentation equipment is manufactured at Cedar Park and Houston, Texas facilities. Pumps are manufactured at facilities in Houston, Odessa and Marble Falls, Texas; McAlester and Tulsa, Oklahoma; Manchester, England; and Melbourne, Australia.
The group manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Celle, Germany; Nisku and Alberta, Canada; and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at facilities in San Antonio and Big Spring, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; and Harbin and Suzhou, China facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.
Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API and ASME.
Raw Materials
The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. The Company experienced higher steel prices and greater difficulty securing necessary steel supplies in 2004 and 2005 than it experienced during the preceding several years. In 2006, the price for mild steel and standard grades stabilized while specialty alloy prices continued to rise driven primarily by escalation in the price of the alloying agents. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, NOV continued to expand its supply base in 2006 throughout the world to address our customers’ needs. However, higher prices and lower availability of steel and other raw material the Company uses in its business may adversely impact future periods.
Backlog
The Company monitors its backlog of orders within its Rig Technology group to guide its planning. Backlog includes orders greater than $250 thousand for most items and orders for wireline units in excess of $75 thousand, and which require more than three months to manufacture and deliver.
Backlog measurements are made on the basis of written orders which are firm, but may be cancelable by the customer. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Our backlog for equipment at recent year-ends has been:

December 31, 2006	$6.0 billion
December 31, 2005	2.3 billion
December 31, 2004	0.6 billion *

*	excludes Varco backlog
Employees
At December 31, 2006, the Company had a total of 26,861 employees, of which 3,885 were temporary employees. Approximately 117 employees in the Company’s fiberglass tubulars plant in Little Rock, Arkansas, and 100 employees of the

Company’s downhole tools product line, are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in certain foreign locations are subject to collective bargaining agreements.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, in addition to other information contained or incorporated by reference herein. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We are dependent upon the level of activity in the oil and gas industry, which is volatile.
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
Oil and gas prices have been volatile since 1990. In general, oil prices approximated $18-22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-75 per barrel since 2000. Spot gas prices generally ranged between $1.80-2.60 per mmbtu of gas from 1991 through 1999, then experienced severe spikes into the $10 range in 2001 and 2003. Absent occasional spikes and dips due to imbalances in supply and demand, prices have generally ranged between $5.00-10.00 per mmbtu during the last two years.
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
The oilfield products and services industry is highly competitive. We compete with national, regional and foreign competitors in each of our current major product lines. These competitors may have greater financial, technical, manufacturing and marketing resources than us, and may be in a better competitive position. The following competitive actions can each affect our revenues and earnings:
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
We have aggressively expanded our businesses and intend to maintain an aggressive growth strategy.
We have aggressively expanded and grown our businesses during the past several years, through acquisitions and investment in internal growth. We anticipate that we will continue to pursue an aggressive growth strategy but we cannot assure you that attractive acquisitions will be available to us at reasonable prices or at all. In addition, we cannot assure you that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to manage effectively the increased size of the Company or operate any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure you that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the Company, any of which could cause our business to suffer.
Our operating results have fluctuated during recent years and these fluctuations may continue.
We have experienced fluctuations in quarterly operating results in the past. We cannot assure you that we will realize expected earnings growth or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors’ expectations. The following factors, in addition to others not listed, may affect our quarterly operating results in the future:
•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to service the debt obligations of the Company;

•	the ability to identify strategic acquisitions at reasonable prices;

•	the ability to manage and control operating costs of the Company;

•	fluctuations in political and economic conditions in the United States and abroad; and

•	the ability to protect our intellectual property rights.
There are risks associated with our presence in international markets, including political or economic instability and currency restrictions.
Approximately 55% of our revenues in 2006 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, South America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.
Under broad powers granted to the President of Venezuela by the National Assembly on January 31, 2007, the Venezuelan government began asserting closer government control over its oil and gas reserves. The Company generated revenue of $57.9 million from its Venezuelan operations in 2006, and as of December 31, 2006 had a net equity investment in Venezuela of $45.3 million. These political events could adversely affect our operations in Venezuela (where we have operated for nearly 40 years) and financial results in the future.
The results of our operations are subject to market risk from changes in foreign currency exchange rates.
We earn revenues, pay expenses and incur liabilities in countries using currencies other that the U.S. dollar, including the Canadian dollar, the Euro, the British Pound and the Norwegian Kroner. Approximately 55% of our 2006 revenue was derived from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $1,477.2 million (with a fair value of $26.3 million) as of December 31, 2006 to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.
An impairment of goodwill could reduce our earnings.
We recorded approximately $2.2 billion of goodwill on the consolidated balance sheet as of December 31, 2006. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. If we were to determine that any of our remaining balance of goodwill was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity and increase in balance sheet leverage as measured by debt to total capitalization.
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
There are risks associated with certain contracts for our drilling equipment.
As of December 31, 2006, we had a backlog of approximately $6 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology Group. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market and subject us to contractual penalties:
•	our failure to adequately estimate costs for making this drilling equipment;

•	our inability to deliver equipment that meets contracted technical requirements;

•	our inability to maintain our quality standards during the design and manufacturing process;

•	our inability to secure parts made by third party vendors at reasonable costs and within required timeframes;

•	unexpected increases in the costs of raw materials; and

•	our inability to manage unexpected delays due to weather, shipyard access, labor shortages or other factors beyond our control.
Such developments could have a material adverse effect on our consolidated financial statements.

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus Automatic Pipe Handling Systems (Automatic Pipe Racker)	The open space around pipe in a wellbore through which fluids may pass.

A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raises and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (PDCs). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a real, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Iron roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1) In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2) In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3) In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four- or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four- or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2 1/2 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

String Sucker rod Tensioner	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owned or leased approximately 638 facilities worldwide as of December 31, 2006, including the following principal manufacturing, service, distribution and administrative facilities:

		Building	Property			Lease
		Size (Square	Size	Owned/		Termination
Location	Description	Feet)	(Acres)	Leased		Date
Rig Technology:

Lanzhou, China	Mfg. Plant (Drilling Equipment) &	1,370,957	38	Building		10/20/20
	Administrative Offices			Owned	*

Houston, Texas	West Little York Manufacturing	619,000	34	Owned
	Facility, Repair, Service,
	Administrative & Sales Offices

Pampa, Texas	Mfg. Plant	548,000	400	Owned

Houston, Texas	Mfg. Plant (Drilling Machinery and Equip)	417,000		Leased		Various

Carquefou, France	Mfg. Plant (Offshore Equipment)	213,000		Owned

Houston, Texas	Mfg. Plant (Braking Systems)	200,000	24	Owned

Houston, Texas	Mfg. Plant (Electrical Power Systems)	184,000	11	Owned

Houston, Texas	Mfg. Plant (Drilling Rigs and Components)	178,000		Owned

Fort Worth, Texas	Coiled Tubing Manufacturing Facility,	167,999	31	Leased		01/31/14
	Warehouse, Administrative & Sales
	Offices

Kristiansand, Norway	Mfg. (Drilling and Offshore Equipment)	157,000		Owned

Orange, California	Manufacturing & Office Facility - 759	126,000	9	Building		04/30/12
	N. Eckhoff			Owned	*

Aberdeen, Scotland	Pressure Control Manufacturing,	107,974	8	Leased		08/31/19
	Administrative & Sales

Anderson, Texas	Rolligon Mfg. Facility,	105,000	35	Leased		11/06/11
	Administrative & Sales Offices

Conroe, Texas	Mfg., Administration & Sales	86,000		Leased		12/31/21

Molde, Norway	Mfg. (Marine Handling Equipment)	78,000		Owned

Mexicali, Mexico	Mfg. Plant	76,402		Leased		04/01/14

Calgary, Alberta, Canada	Mfg. (Coiled Tubing and Wireline Units)	76,000		Owned

Etten-Leur, Netherlands	Mfg. Plant/Sales (Drilling Equipment)	75,000	6	Owned

Duncan, Oklahoma	Nitrogen Units Manufacturing	67,600	13	Owned
	Facility, Warehouse & Offices

Houston, Texas	Brittmore Shaffer Repair & Service	66,500	6	Leased		11/01/11
	Facility

Aberdeen, Scotland	Systems & Shaffer Sales, Service &	63,000	6	Owned
	Distribution Facility

Edmonton, Alberta, Canada	Mfg. (Drilling Machinery and Equip.)	61,000		Owned

Nisku, Alberta, Canada	Mfg. (Drilling Machinery and Equip.)	60,000		Owned

Calgary, Alberta,	Coiled Tubing Manufacturing Facility,
Canada	Administrative & Sales Offices	48,040	3	Owned

Stavanger, Norway	Drilling Equipment Work Shop,	41,333	1	Leased		06/01/09
	Warehouse & Customer Service Center

Tulsa, Oklahoma	Pumping Manufacturing Facility,	40,700	4	Leased		12/31/07
	Warehouse & Offices

Tuas, Singapore	Coiled Tubing & Wireline Products	35,300	2	Building		04/15/14
	Manufacturing & Administrative Facility			Owned	*

		Building	Property		Lease
		Size (Square	Size	Owned/	Termination
Location	Description	Feet)	(Acres)	Leased	Date
Singapore	Systems Offices, Service & Distribution Facility	35,079	1	Building	07/01/40
				Owned*

Orange, California	Administrative Offices—743 N. Eckhoff	35,000	2	Leased	04/30/12

Great Yarmouth, England	Coiled Tubing & Nitrogen Units Manufacturing, Administrative & Sales Offices	29,000	2	Leased	08/22/11

Petroleum Services & Supplies:

Al Khobar, Saudi	Reclamation, Inspection Facility &
Arabia	Offices	340,203	8	Leased	11/30/10

Houston, Texas	Sheldon Road: Inspection Facility	335,993	192	Owned

Houston, Texas	Holmes Road Complex: Manufacturing,	300,000	50	Owned
	Warehouse, Corporate Offices, Coating
	Manufacturing Plant & Pipeline
	Services

Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant, R&D Lab, Administrative Offices	262,784	44	Leased	01/01/07

Cedar Park, Texas	Instrumentation Manufacturing	260,000	40	Owned
	Facility, Administrative & Sales
	Offices

Manchester, England	Mfg. (Pumps and expendable parts)	244,000		Owned

Yopal, Colombia	Inspection and Solids Control Warehouse &	215,280	5	Owned
	Storage

Sand Springs, Oklahoma	Fiberglass Tubular Manufacturing Plant	189,173	7	Owned

Amelia, Louisiana	Coating Plant & Inspection Facility	179,574	84	Leased	12/31/16

Houston, Texas	QT Coiled Tubing Manufacturing	172,472	27	Owned
	Facility, Warehouse and Offices

Houston, Texas	Coating Plant & Inspection Facility	168,683	49	Owned

Tulsa, Oklahoma	Mfg. (Pumps and expendable parts)	165,000		Owned

Edmonton, Alberta, Canada	Mfg. (Downhole Tools)	162,000		Owned

Conroe, Texas	Solids Control & Pressure Control	160,000	30	Owned
	Manufacturing Facility, Warehouse,
	Administrative & Sales Offices &
	Engineering Labs

Wichita, Kansas	Fiberglass Tubular Manufacturing Plant	129,746	15	Owned

Nisku, Alberta,	Trucking, Rod Plant, Inspection & Storage	121,545	155	Owned
Canada	Facility

McAlester, Oklahoma	Mfg. (Pumps)	120,000		Owned

Nisku, Alberta,	Coating Plant, Inspection & Drill Pipe	114,000	47	Owned
Canada	Facility

Nisku, Alberta, Canada	Mfg. Downhole Tools	105,000		Owned

Amelia, Louisiana	Coating Plant, Inspection & Storage	102,000	90	Building	05/31/11
	Facilities			Owned*

Casper, Wyoming	Inspection Facility	91,720	29	Owned

Midland, Texas	Coating Plant	87,000	25	Owned

Houston, Texas	Mfg. (Downhole Tools)	86,175		Leased	12/31/18

Houston, Texas	Highway 90: Coating Plant	83,000	43	Leased	07/31/11

San Antonio, Texas	Fiberglass Tubular Manufacturing Plant,	82,700	20	Owned
	R & D Lab, Administrative Offices

Big Spring, Texas	Fiberglass Tubular Manufacturing	78,600	12	Owned
	Plant & Administrative Offices

Aberdeen, Scotland	Solids Control Manufacturing Facility	77,400	6	Owned
	Assembly, Administrative & Sales

Houston, Texas	Engineering/Technical Research Center	76,000	6	Owned

Bogota, Colombia	Solids Control & Inspection Yard & Warehouse	69,966		Leased	08/01/07

		Building	Property		Lease
		Size (Square	Size	Owned/	Termination
Location	Description	Feet)	(Acres)	Leased	Date
Navasota, Texas	Coating Plant, Inspection Pipe Storage	65,000		Building	06/30/13
				Owned*

Marble Falls, Texas	Mfg. (Expendable parts)	65,000		Owned

Stafford, Texas	Mfg. and Service of Downhole tools	65,000		Owned

Leduc, Alberta, Canada	MDT, Shaffer, Chimo, Alberta Instruments, Varco Services & Warehouse Facility	64,056	5	Owned

Su Zhou, People’s Republic of China	Fiberglass Tubular Manufacturing Plant	60,000	4	Owned

Lone Star, Texas	Inspection Facility	56,700	80	Owned

Neiva, Columbia	Inspection Yard & Warehouse	54,898	1	Leased	02/01/08

Aberdeen, Scotland	Inspection Facility, Coating Plant,	53,425	10	Owned
	Manufacturing, Administrative & Sales

Coevorden, Netherlands	Inspection Reclamation & Repair Facility	53,361	2	Leased	12/04/09

Harvey, Louisiana	Coating Plant & Inspection Facility	53,000	7	Owned &	09/30/07
				Leased

Houston, Texas	Mfg. (Pumps and expendable parts)	51,000		Leased	12/31/10

Tuas, Singapore	Coating Plant & Inspection Facility	50,644	8	Building	06/09/09
				Owned*

Houston, Texas	Warehouse, Distribution and Administration	48,000		Leased	02/01/11

Odessa, Texas	Coating Plant & Inspection Facility	45,332	10	Owned

Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant	45,000		Leased	10/01/09

Berlaimont, France	Coating Plant	44,000	16	Owned

Celle, Germany	Inspection Facility, Administrative &	43,560	12	Building	2049
	Engineering Offices			Owned*

Casper, Wyoming	Inspection Facility	41,030	40	Owned

Edmond, Oklahoma	Coating Plant	40,000	19	Owned

Farmington, New Mexico	Inspection Storage Facilities	37,725	50	Leased	03/31/14

Odessa, Texas	Inspection Facility	33,910	50	Owned

Edmonton, Alberta,	Sucker Rod Inspection & Oilwell Engine Reclamation	32,550	10	Leased	04/30/13
Canada

Distribution:

Houston, Texas	Distribution and Warehouse	124,000		Owned/ Leased	12/31/21

Corporate:

Houston, Texas	Administration Offices	196,000	Office Building	Leased	12/01/17

Houston, Texas	Corporate Administrative Office	115,000	Office Building	Leased	10/31/15

Houston, Texas	Administrative Offices	48,000	Office Building	Leased	10/31/15

*	Building owned but real estate leased.
We own or lease 305 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, and approximately 182 distribution service centers, and 150 service centers that provide inspection and equipment rental worldwide.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

	2006		2005
	High	Low	High	Low
1st Quarter	76.54	57.00	50.21	33.23
2nd Quarter	71.85	56.50	48.52	39.74
3rd Quarter	68.08	56.33	67.45	46.70
4th Quarter	68.12	52.08	66.52	55.18
As of February 9, 2007, there were 1,399 holders of record (excluding individual participants in securities positions listing) of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record so the actual number of stockholders is unknown but significantly higher. We have never paid cash dividends, and none are anticipated during 2007.
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.
PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2001 in National Oilwell Varco, the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
National Oilwell Varco	100.00	105.97	108.49	171.23	304.22	296.85
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
S&P Oil & Gas Equipment & Services	100.00	88.51	110.41	145.60	216.30	249.92

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1 – 240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).
ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005 (1)	2004	2003	2002 (2)
		(dollars in millions, except per share data)
Operating Data:
Revenue	$7,025.8	$4,644.5	$2,318.1	$2,004.9	$1,521.9
Operating profit	1,111.1	476.8	176.0	164.1	127.7
Income before taxes	1,049.2	430.0	138.9	121.8	106.7
Net income	$684.0	$286.9	$115.2	$79.7	$67.1

Net income per share
Basic	$3.90	$1.83	$1.34	$0.94	$0.83

Diluted	$3.87	$1.81	$1.33	$0.94	$0.82

Other Data:
Depreciation and amortization	$160.6	$114.6	$44.0	$39.2	$25.0
Capital expenditures	$200.4	$105.0	$39.0	$32.4	$24.8

Balance Sheet Data:
Working capital	$2,300.4	$1,811.0	$711.0	$763.0	$734.8
Total assets	9,019.3	6,678.5	2,576.5	2,213.1	1,942.5
Long-term debt, less current maturities	834.7	835.6	350.0	594.0	594.6
Stockholders’ equity	5,023.5	4,194.2	1,270.2	1,059.2	899.3

(1)	Financial results of Varco International, Inc. (“Varco”) have been included in our consolidated financial statements beginning March 11, 2005, the date the Varco merger was completed and Varco common shares were exchanged for our common shares. Financial information for prior periods and dates may not be comparable with 2005 due to the impact of this business combination on our financial position and results of operation. See Note 3 of the Notes to the Consolidated Financial Statements for a description of the Varco merger and related adjusted financial information. Results for the year ended December 31, 2005 include integration costs associated with the Varco merger of $31.7 million and stock-based compensation costs of $15.6 million related to the amortization expense of options assumed in the Varco merger.

(2)	In December 2002, we acquired Hydralift ASA, a Norwegian based company, for an aggregate purchase price of approximately $300 million. The results of Hydralift’s operations have been included in our income statements since the acquisition date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in over 600 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; provide expendables and spare parts used in conjunction with our large installed base of equipment; and provide supply chain management services through our distribution network. We also manufacture coiled tubing, provide in-service pipeline inspections, manufacture high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.
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
Operating Environment Overview
Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				%	%
				2006 vs.	2006 vs.
	2006*	2005*	2004*	2005	2004
Active Drilling Rigs:
U.S.	1,648	1,381	1,190	19.3%	38.5%
Canada	470	458	369	2.6%	27.4%
International	925	908	836	1.9%	10.6%

Worldwide	3,043	2,747	2,395	10.8%	27.1%

Active Workover Rigs:
U.S.	1,572	1,354	1,236	16.1%	27.2%
Canada	626	654	615	(4.3%)	1.8%

North America	2,198	2,008	1,851	9.5%	18.7%

West Texas Intermediate Crude Prices (per barrel)	$66.00	$56.65	$41.44	16.5%	59.3%

Natural Gas Prices ($/mmbtu)	$6.74	$8.83	$5.88	(23.7%)	14.6%

*	Averages for the years indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the three years ended December 31, 2006 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
Natural gas prices weakened in 2006 in comparison to 2005, while oil prices rose during the first three quarters and softened in the fourth quarter of 2006. The average price per barrel of West Texas Intermediate Crude reached historic heights in 2006, peaking at just over $77 in August. The 2006 average price for the year was the highest ever-annual average oil price at $66.00 per barrel, an increase of 16.5% over the average for 2005. Natural gas prices were $6.74 per mmbtu, a decrease of 23.7% compared to the 2005 average. Higher oil prices led to stronger rig activity worldwide, increasing 10.8% for the full year in 2006 compared to 2005.
At February 9, 2007, there were 1,731 rigs actively drilling in the U.S., compared to 1,710 rigs at December 29, 2006. The company believes that most current industry projections are forecasting commodity prices to remain strong, and, as a result, U.S., Canada, and international drilling rig activity is expected to continue at a high level. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in the world inventory levels, or numerous other events or circumstances.
Executive Summary
For the full year 2006, the Company generated earnings of $684.0 million, or $3.87 per fully diluted share, on revenues of $7,025.8 million. Earnings (EPS) increased 114% and revenues increased 51% from 2005 reported results.
The Company underwent a major transformation on March 11, 2005, when National Oilwell and Varco merged. As a result, the reported financial results for 2005 do not include the 70 days of Varco operations prior to the merger. The Company has presented supplemental adjusted results in its 2005 Form 10-K/A filing to give effect to the merger as of January 1, 2005, to better identify trends in our businesses and provide more meaningful comparison. Some of the historical periods referenced in the discussion and analysis below pertain to the results on this adjusted combined basis, which the Company tends to look at internally to evaluate results. Additionally, the Company’s disclosures since the merger through the first quarter of 2006 have identified transaction, integration and stock-based compensation charges, including items such as severance, restructuring, equipment and inventory rationalization, amortization of options issued to replace Varco options, and write-offs of discontinued product lines related to the merger. The results of the historical periods discussed below may exclude these items, as noted, in order to better identify trends in our business and provide more meaningful comparison as well. The Company also tends to look at these internally to evaluate results. Compared to combined revenues for both National Oilwell and Varco for the full year 2005 of $4,952.4 million, revenues increased 42% in 2006.
Oil & Gas Equipment and Services Market
Activity levels and demand for our products and services improved in most of our markets during 2006 as compared to 2005. Recovering economies of developed nations, and the desire for improved standards of living among many in developing nations, have increased demand for oil and gas. As a result, oil and gas prices have increased significantly compared to price levels only a few years ago, which has led to rising levels of exploration and development drilling in many oil and gas basins around the globe.
The world-wide count of rigs actively drilling during 2006 as measured by Baker Hughes increased 10.8% from 2005. The rig count is a good measure of the level of oilfield activity and spending. The worldwide active rig count decreased 1.3% from the third quarter of 2006 to the fourth quarter of 2006, due primarily to a 10.9% sequential decline in Canada. Gas prices in North America declined 7.2% in the third quarter, which led to lower levels of drilling in Canada in the fourth quarter. Despite fourth quarter improvements in gas prices, seasonally-adjusted levels of drilling in Canada remain lower than in recent years, and the Company’s outlook for Canadian activity remains guarded. The rig count in non-North American markets, which tend to be driven more by oil prices, continued to increase in the fourth quarter, and the current conditions favor continued growth in international markets in 2007. The U.S. rig count was essentially flat from the third quarter of 2006 to the fourth quarter of 2006 (up 0.1%), with increased land drilling offsetting reduced offshore drilling. The Company expects the U.S. market to show modest growth in 2007, but continued gas price weakness could lead to a reduction in activity in the U.S.
The mix of reported 2006 segment revenue of goods and services destined for U.S. markets was 37% for Rig Technology, 49% for Petroleum Services & Supplies and 60% for Distribution Services. Canadian destinations represented 4% of Rig Technology revenue, 11% of Petroleum Services & Supplies revenue and 23% of Distribution Services revenue in 2006. Non-North American destinations were 59% of Rig Technology revenue, 40% of Petroleum Services & Supplies revenue and 17% of Distribution Services revenue in 2006.
Oil and gas companies have increased their levels of investment in new oil and gas wells over the past few years, to reverse the trend of declining reserves and to grow production to satisfy the rising energy needs of the world. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last several quarters in most markets. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves.
The rise in demand for drilling rigs has driven rig dayrates sharply higher over the past few years, which has increased cash flows and available financing to drilling contractors. Rising dayrates have caused many older rigs to be placed back into service, and we believe virtually every drilling rig that can be economically refurbished is now working. The Company has played an important role in providing the equipment, consumables and services needed to reactivate many of these older rigs.
Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Oil and gas producers demand top performance from drilling rigs, particularly at the premium dayrates that are being paid today. As a result of this trend, the Company has benefited from incremental demand for new products (such as our small iron roughnecks for land rigs, our LXT BOPs, our Safe-T-Lite pump liner systems, among others) to upgrade certain rig functions to make them safer and more efficient.
Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. Higher dayrates magnify the opportunity cost of rig downtime, and rigs are being pushed to maximize revenue days for their drilling contractor owners. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process has been accelerated by the high levels of rig utilization seen over the past few years. In preceding years contractors could cannibalize mechanical components from their idle rigs, rather than purchase new components. As the fleet of idle rigs has dwindled, the availability of used components has dwindled as well, which has spurred incremental demand for rig components from the Company.
Changing methods of drilling have further benefited the Company’s business. Increasingly, hydraulic power – in addition to conventional mechanical rotary power – is being used to apply torque to the drill bit. This is done using downhole drilling motors powered by drilling fluids. The Company is a major provider of downhole drilling motors, and has seen demand for this application of its drilling motors increase over the last few years. This trend has also increased demand for the Company’s high pressure mud pumps, which create the hydraulic power in the drilling fluid which drive the drilling motors.
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
Finally, the increase in drilling rig dayrates has made the economics of building new rigs compelling in many markets. For the first time in many years, the world is actively building land rigs and offshore rigs. Approximately 73 new jackup rigs and 46 new floating rigs have been commenced since early 2005. The world’s rig fleet is aging. The average floating rig is 22 years old, the average jackup rig is 24 years old, and the average land rig is estimated to be between 25 and 30 years old. We believe that new rigs we supply are replacing older models that are too antiquated to attract experienced drilling crews or compete effectively. In spite of the many new jackup rigs scheduled for delivery over the next three years, could possibly take the industry more than 20 years to fully replace the fleet of jackup rigs at the rate that new jackup rigs are presently being built, and the average age of the fleet will to continue to increase. The growth in our backlog of capital equipment since early 2005 illustrates the pressing needs of the drilling industry, which invested very little capital in new drilling equipment for more than 20 years.
Segment Performance
Revenues for the Rig Technology group in 2006 were $3,584.9 million, up 53% from combined National Oilwell and Varco revenues of $2,335.7 million in 2005. Operating profit was $621.4 million or 17.3% of sales in 2006, compared to $264.1 million or 11.3% of sales in 2005 for National Oilwell and Varco combined, excluding transaction and integration charges from both periods. Operating profit flow-through or leverage (the period-to-period increase in operating profit divided by the increase in revenue) was 29% from 2005 to 2006, on the same adjusted basis. The 2006 results benefited from higher volumes, improving pricing, and merger-related cost savings partly offset by higher employee benefit costs and higher costs associated with purchased components.
The Company’s Rig Technology group reported a backlog of capital equipment orders totaling $6,005.7 million at December 31, 2006, up 161% from December 31, 2005. The group was awarded $6,021.6 million in new capital equipment orders in 2006, more than double its 2005 order level. The group was awarded $1,263.7 million in new capital equipment orders in the fourth quarter, down from record order levels in the third quarter, and added $132.1 million in orders to its backlog from its fourth quarter acquisition of Rolligon. The Company has the capability to supply up to approximately $48 million of equipment for a typical jackup rig, more than $230 million of equipment for a new floating rig, and effectively all of a new land rig (which can range in price from less than $1 million for a well service rig to over $50 million for a large harsh environment rig).
Our strategy targets the premium end of the market, emphasizing technology, quality and reliability. Most of the incremental growth in the backlog has been for offshore drilling packages, but demand for land equipment rose significantly during the year as well. Backlog for drilling equipment at December 31, 2006 was approximately 70% offshore and land rig equipment was 30%. The delivery of this equipment is typically tied to the construction schedule of the rig, which can take as long as four years to complete. As a result much of our backlog delivery extends well beyond 2007, and the Company has commissioning and installation work out as far as 2010. The Company expects to generate revenue out of backlog of approximately $3.2 billion in 2007, $1.8 billion in 2008, and $1.0 billion in 2009 and beyond. Currently approximately 75% of the drilling equipment in backlog is destined for international markets.
The increase in our backlog has made our execution commitments more challenging, and our quoted delivery dates have extended significantly as a result. Many of the components the Company sells now have deliveries out to 12 months or more. The Company’s manufacturing base relies on a combination of internal and external capabilities. We intend to continue to quote realistic delivery dates in view of these challenges, and have significantly increased the output of our manufacturing plants in response to the high demand. This has been accomplished by rearranging the manufacturing footprint of Varco and National Oilwell to enhance efficiency through the first 12 months following the merger, which resulted in significant year-over-year margin improvements in our Rig Technology segment. We have also rolled out Quick Response Manufacturing (QRM) and lean manufacturing techniques across a number of facilities, and have initiated conversions of several more. Additionally, we are spending more capital, to fuel further production increases. The Company is also providing its vendors with longer range forecasts to assist their planning, and placing longer term orders to match our backlog. We are also qualifying new vendors around the world, developing new supply relationships with machine shops, foundries and assembly operations throughout North America, Europe and Asia.
High oil and gas activity levels also increased demand for the Company’s Petroleum Services & Supplies group in 2006. The group posted very good results, generating $2,425.0 million in revenue, an increase of 32% from 2005 combined National Oilwell and Varco revenues of $1,838.7 million. The group’s operating profit for the year was $556.4 million or 22.9% of sales, an increase from combined National Oilwell and Varco 2005 operating profit of $328.6 million or 17.9% of sales, excluding transaction and integration charges from both years. The group generated 39% operating profit flow-through from 2005 to 2006, on the same adjusted basis, despite generally rising personnel and materials costs.

Margins for the Petroleum Services & Supplies group improved in 2006 as a result of the higher volumes and better pricing. The strong results were broad-based, with all major product and service lines up year-over-year, at higher margins. Domestic and international revenues continued to grow throughout the year; however, results in Canada through the second half of 2006 began to soften (seasonally adjusted) as many of our customers in Canada are adopting a cautious outlook and reducing activity in response to recent weakness in gas prices. This effect was partially offset by the acquisition of a controlling stake in NQL in Canada in December 2006. The remaining shares of NQL were acquired in January 2007, and the Company is presently integrating the operations into its downhole tools product line to capture an estimated $8.0 million in annual cost savings. NQL brings the group new square motor technology for performance drilling applications, a mud-lubricated bearing assembly for high temperature deep drilling, and new MWD technology. During 2006 the group benefited from high demand for new drillpipe coating services, large shipments of pipe inspection equipment into international pipe mills, and higher sales of drilling motors, fishing tools, coiled tubing, rig instrumentation packages, and solids control equipment sales and rentals. Additionally, higher oilfield activity led to high demand for drilling expendables and multiplex pumps, and large shipments of fiberglass pipe into major development projects in Kazakhstan, Chad, and elsewhere around the world.
The group has consistently posted revenue gains exceeding the growth in the rig count for the past several quarters, which illustrates the value of the technologies it brings to drilling and production operations. Its new technologies continue to gain acceptance with new customers. For example, the group is a major source of coiled tubing, which is used in hydraulic fracturing stimulation, and coal bed methane well dewatering. The group is a leading provider of fiberglass pipe, used in corrosive oilfield environments, and a leading provider of thermal desorption technologies used to clean drill cutting waste and recycle oil-based drilling fluids. The group is the leading independent provider of drilling motors for horizontal, directional, and performance drilling applications, and it provides satellite communication systems, including email accounts for drillers and tool pushers, and autodrillers to improve drilling penetration rates, to several hundred rigs around the globe. The group’s Mission product line manufactures sophisticated power sections for drilling motors, and supplies high quality liners, pistons and rods for mud pumps. The group is a leading provider of inspection and internal coating services for oilfield tubulars and drillpipe. In each of these products and services the group’s strategy is to become the preeminent leader, dedicated to providing the best service, the best products, and the best technologies to keep our customer’s operations running smoothly.
The Company’s Distribution Services segment also benefited from higher demand for maintenance, repair and operating supplies in 2006, due to increasing levels of oilfield activity. Revenues for the group were $1,369.6 million in 2006, an increase of 27% from 2005 revenues of $1,074.5 million. Operating profit was $96.1 million or 7.0% of sales in 2006, compared to $46.6 million or 4.3% of sales in 2005. Operating profit flow-through was 17% from 2005 to 2006, higher than the 10% levels seen in prior years due mainly to higher volumes and efficiencies.
Revenue growth year-over-year was broad based, with the U.S. domestic market posting the highest growth rate, followed by international markets outside North America. All areas posted double digit improvements, as many oil companies and drilling contractors are outsourcing their purchasing of routine consumable items to the group, which offers greater purchasing power and sophisticated information management techniques. Strategic alliance agreements with new customers in several areas fueled much of the growth, and margin improvements were achieved by aggregating bulk buying and close attention to costs. Purchases of large containers of consumables from Asia, and cultivation of strategic vendors worldwide, have reduced costs on many items. Once in place the strategic alliances provide the group a stable platform of business around which it can open new locations at lower risk and cost. The group has expanded around the world by following our customer’s rigs into new regions, and grown its North American business by capturing much more of the customer’s expenditures. The group is also selling more MRO supplies internally to legacy Varco organizations, which increased our leverage through greater purchase volumes.
Outlook
We believe that the outlook for the Company for 2007 remains positive, as historically high commodity prices are expected to keep overall oil and gas activity high, and as the Company enters 2007 with a record level of backlog for capital equipment for its Rig Technology group. Historically high levels of drilling across the U.S. and several major markets, including the Middle East, North Africa, the Far East and the North Sea, are expected to continue to drive good results. Nevertheless, we recognize that the warm winter of 2005 across North America has led to seasonally high gas storage levels, which have reduced spot gas prices lately. This is leading to softening in Canadian activity in particular, and some uncertainty in the outlook for continued U.S drilling, which is primarily directed at gas. However, we believe that a decline in North American gas drilling, were it to occur, would be short lived, owing to the high decline rates that many gas wells experience. Gas production from resource plays- coal bed methane, tight sands and shales- has increased to about 40% of total U.S gas production, and is believed to exhibit higher decline rates than conventional reservoirs. We believe in the longer term North America faces significant gas deliverability issues. North America has been unable to meaningfully increase gas production despite significantly higher levels of gas drilling over the past several years, due ostensibly to more rapidly declining rates of productions.

Oil prices and supply remains subject to significant political risk in many international regions. The growth of China and other emerging economies has added significant demand to the oil markets, and new sources of supply continue to prove challenging to find and produce economically. Many important oil producing countries appear to be in permanent decline. The Company expects the high oil prices that have resulted to sustain high levels of oilfield activity in 2007, provided the world’s major economies remain strong, and OPEC discipline keeps oil prices high.
The available supply of offshore rigs remains tight in many markets around the world. Quotation activity for the Rig Technology group remains brisk in international markets, including platform rig upgrade activity in the North Sea, and land and offshore rigs for the Middle East, North Africa, India, China, Russia and the Caspian region. North America appears to be easing a bit, particularly in Canada. Our moorings and crane business is increasing as several new FPSO, pipelay and construction vessel projects are ongoing, driving higher demand for knuckle boom cranes, motion compensated cranes, windlasses and winches. Several new shipyards are bidding new hulls to various drilling contractors. The Company believes that higher pricing in the backlog should lift margins further for the group in 2007, provided that it can continue to manage costs and projects effectively.
Our outlook for the Company’s Petroleum Services & Supplies segment remains good, given our activity assumptions, but we remain cautious about the outlook for drilling activity across North America, due mainly to recent gas price weakness. While we are finding general pricing improvements more difficult to effect lately, several product lines continue to raise prices, in part to cover rising costs, particularly premium alloys and labor. In particular, Canada appears to be the most competitive market we face, following high levels of inflation in the oilfield over the past two years, which has made cost control there very challenging. In the U.S. demand appears to be high and stable. We have seen older rigs laid down in the U.S., but many have been replaced by the new, efficient, fit-for-purpose rigs our Rig Technology group supplies. As a result the U.S. rig count has remained roughly flat since August. We believe that some of these older, recently idled rigs may be pressuring rig dayrates in the U.S. Pipe inventory in domestic U.S. yards has been moving downward following a reduction in activity by domestic mills and pipe processors in the fourth quarter, and activity by these customers has not yet resumed to mid-2006 levels. We believe international business for the Petroleum Services & Supplies group appears to continue to strengthen, and our pricing in these markets continues to move upward. We expect to shift certain underutilized assets from North America into these higher growth areas in the coming months.
The Company’s Distribution Services segment operates in a very competitive market, which makes further margin expansion beyond the record margin posted for 2006 very challenging. We are targeting further international expansion underpinned by new strategic alliances in 2007, and believe that these will fuel additional growth, provided we can continue to execute these smoothly. First quarter 2007 growth will prove challenging due to weather issues across the U.S., continuing activity softness in Canada, and the non-recurrence of some international project work booked in late 2006. The group instituted a number of cost reduction measures in Canada in response to the slowing market conditions there.
The Company expects its capital spending in 2007 to rise to approximately $250 million, owing to recent increases in investment in its Rig Technology group. Additionally, the Company continues to invest in rental equipment and manufacturing capability in its Petroleum Services & Supplies segment.

Results of Operations
Years Ended December 31, 2006 and December 31, 2005
The following table summarizes the Company’s revenue and operating profit by operating segment in 2006 and 2005. The actual results include results from Varco operations from the acquisition date of March 11, 2005 (in millions):

	Years Ended December 31,		Variance
	2006	2005	$	%
Revenue:
Rig Technology	$3,584.9	$2,216.8	$1,368.1	61.7%
Petroleum Services & Supplies	2,425.0	1,645.8	779.2	47.3%
Distribution Services	1,369.6	1,074.5	295.1	27.5%
Eliminations	(353.7)	(292.6)	(61.1)	20.9%

Total Revenue	$7,025.8	$4,644.5	$2,381.3	51.3%

Operating Profit:
Rig Technology	$621.4	$247.7	$373.7	150.9%
Petroleum Services & Supplies	556.4	300.1	256.3	85.4%
Distribution Services	96.1	46.6	49.5	106.2%
Unallocated expenses and eliminations	(123.7)	(70.3)	(53.4)	76.0%
Integration costs and stock-based compensation	(39.1)	(47.3)	8.2	(17.3%)

Total Operating Profit	$1,111.1	$476.8	$634.3	133.0%

Operating Profit %:
Rig Technology	17.3%	11.2%
Petroleum Services & Supplies	22.9%	18.2%
Distribution Services	7.0%	4.3%

Total Operating Profit %	15.8%	10.3%

Rig Technology
Rig Technology revenue for the year ended December 31, 2006 was $3,584.9 million, an increase of $1,368.1 million (61.7%) compared to 2005. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth, price increases implemented in 2005 and 2006, increases in spare parts and service revenue, and the merger with Varco, which was completed effective March 11, 2005. The increase in orders and backlog can be attributed to increased rig construction projects and higher capital investment by drilling contractors in 2006 as compared to 2005.
Operating profit from Rig Technology was $621.4 million for the year ended December 31, 2006, an increase of $373.7 million (150.9%) over the same period of 2005. The increase in operating profit was largely due to the increased activity and pricing discussed above and the 2005 merger with Varco. Additionally, 2005 operating profit included a second quarter charge of $21.7 million taken on a large Kazakhstan rig fabrication project as a result of additional costs attributed to higher rig-up and material costs than originally planned.
The Rig Technology group monitors its capital equipment backlog to plan its business. New orders are added to backlog only when we receive a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $6.0 billion at December 31, 2006, an increase of $3.7 billion (161.2%) over backlog of $2.3 billion at December 31, 2005. Substantially all of the current backlog will be delivered by the end of 2009.
Petroleum Services & Supplies
Revenue from Petroleum Services & Supplies was $2,425.0 million for 2006 compared to $1,645.8 million for 2005, an increase of $779.2 million (47.3%). In part, the increase was attributable to the addition of product lines acquired from Varco, which totaled approximately $192.9 million. The remaining increase was attributable to the higher demand for all products and services offered by the segment. Solids control equipment sales and rentals, rig instrumentation packages, drillpipe coating services, fiberglass pipe, and pumping products achieved revenue increases ranging from 35% to 50%. These increases were the result of strong North America and worldwide drilling markets, as reflected by rig count increases of 15% and 11%, respectively, for 2006 compared to 2005. Petroleum Services & Supplies also benefited from price increases implemented during 2005.
Operating profit from Petroleum Services & Supplies was $556.4 million for 2006 compared to $300.1 million for 2005, an increase of $256.3 million (85.4%). The incremental operating profit from the addition of product lines acquired from Varco was approximately $28.4 million. The majority of the remaining increase was attributable to higher profitability across virtually all product lines, driven by higher volumes and improved pricing discussed above. Operating profit dollar increases ranging from 73% to 103% were achieved from downhole tool sales and rentals, sales of pumping products, inspection services, and solids control equipment sales and rentals.
Distribution Services
Revenue from Distribution Services totaled $1,369.6 million, an increase of $295.1 million (27%) from the prior period. The number of drilling rigs actively searching for oil and gas is a key metric for this business segment. According to the Baker Hughes rig count report, the average number of rigs operating in the world in 2006 was up 11% over the prior period. The average rig count in North America in 2006 was up 15% over the prior period to 2,118 rigs with our North American revenues up $196.9 million (27%). In the International market, revenues increased 26% while international rig count activity increased by 2%. The international revenue growth over the prior period reflects additional large contract awards, the extension of US-based contracts into the international arena, increased volume from our global alliance customers and increased export activity.
From a product perspective, maintenance, repair and operating supply (“MRO”) commodities in 2006 experienced a 33% increase over 2005. Sales of our manufactured products increased nearly 40% largely in the second half of the year. Margins were up considerably for MRO goods, driven by strategic bulk purchases and positioning of key commodities. OEM product margins were largely flat due to a large portion of these revenues locked in at fixed margins on committed contracts.
Operating income increased $49.5 million in 2006 to $96.1 million or 7.0% of revenue. Improved supplier rebates coupled with increased operating efficiencies largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base were the main contributors to operating income improvement.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $123.7 million for the year ended December 31, 2006 compared to $70.3 million for 2005. The increase in operations costs was primarily due to greater inter-segment profit eliminations.
Integration costs and stock-based compensation
Integration and stock-based compensation costs were $39.1 million and $47.3 million for the years ended December 31, 2006 and December 31, 2005, respectively. The 2006 expense was comprised of $7.9 million of integration costs and $31.2 million of recurring stock-based compensation expense accounted for under Statement of Financial Accounting Standards Board (SFAS) No. 123(R), “Accounting for Share-Based Payments”, which was adopted effective January 1, 2006. The 2005 expense was comprised of $31.7 million of Varco merger related integration costs which included severance costs and other external costs directly related to the Merger, and $15.6 million of stock-based compensation expense related to the intrinsic value of the unvested Varco options exchanged in the Merger which were expensed over their remaining vesting periods.
Interest and financial costs
Interest and financial costs were $48.7 million for 2006 compared to $52.9 million for 2005. The decrease was primarily due to favorable interest rate movements on the Company’s outstanding interest rate swap agreements and repayment of the Company’s $150 million 6.875% Senior Notes on July 1, 2005. See summary of outstanding debt at December 31, 2006 under Liquidity and Capital Resources.
Other income (expense), net
Other income (expense), net was an expense of $31.3 million and income of $1.2 million for the years ended December 31, 2006 and December 31, 2005, respectively. The increase in expense was primarily due to a net foreign exchange loss which was $21.0 million for the year ended December 31, 2006, as compared to a net foreign exchange gain of $2.9 million for the year ended December 31, 2005. The 2006 foreign exchange losses were primarily due to the strengthening in Norwegian Kroner, British Pound Sterling, and Euro currencies compared to the U.S. Dollar. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.
Provision for income taxes
The effective tax rate for the fiscal year-ended December 31, 2006 was 33.9% compared to 32.3% for 2005. The higher 2006 tax rate was due primarily to increased state income tax expenses and charges for increases in valuation allowances related to separate company operating losses that may not be deductible in the future. The tax rates also reflect a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the US associated with export sales in 2006 compared to 2005. The US laws granting this tax benefit were modified as part of the American Jobs Creation Act of 2004 and this benefit will no longer be available after 2006. A new tax benefit associated with US manufacturing operations passed into law under the same Act will be phased in over a five year period beginning in 2005. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit. We anticipate our tax rate for 2007 to be in the range of approximately 33% to 34% for continuing operations.
Years Ended December 31, 2005 and December 31, 2004
The following table summarizes the Company’s revenue and operating profit by operating segment in 2005 and 2004 (in millions):

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

Operations
Revenues in 2005 were $2,326.4 million (100.4%) higher than the previous year, while operating profit was up 170.9%. The majority of the increase is attributable to the Varco acquisition which resulted in approximately $767.3 million of additional revenue in the Rig Technology group and $984.8 million for the additional product lines acquired from Varco in the Petroleum Services and Supplies group. The remainder of the increase can be attributed to the high oil and gas activity levels in 2005. Yearly average oil and gas prices in 2005 were $56.65 and $8.83, respectively, an increase of 37% and 50%, respectively, over 2004. These higher oil and gas prices have led to rising levels of exploration and development drilling in many oil and gas producing basins around the globe, causing a growth in the market for capital equipment, as evidenced by backlog growth as well as increases in spare parts and service revenue. The world-wide rig count, a good indicator of oilfield activity and spending, increased 15% in 2005 to a yearly average of 2,747 rigs, up for the third consecutive year. This has increased demand for Petroleum Services & Supplies. Sales of composite fiberglass pipe, solids control products and services, drilling motors and jars, mud pump expendables, coiled tubing pipe, rig instrumentation equipment and services, and tubular coating and inspection have all benefited from the higher levels of exploration and production investment in drilling and stimulating wells. Operating profit margins have also improved from 7.6% to 10.3% due to achieving merger synergies, higher profitability from downhole tool sales and rentals, and sales of pumping products, and increased operating efficiencies in the Distribution Services group achieved by absorbing the revenue increase across an already established distribution infrastructure.

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
On February 21, 2006, the Company issued 2,340,000 stock options at an exercise price of $66.58.
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
Provision for income taxes
The effective tax rate for the fiscal year-ended December 31, 2005 was 32.3% compared to 15.6% for 2004. The lower 2004 tax rate was due primarily to a non-recurring tax credit of $17 million resulting from the release of a valuation allowance related to the American Jobs Creation Act of 2004. The tax rates reflect a lower percentage of earnings in foreign jurisdictions with lower tax rates and reduced benefits in the US associated with export sales in 2005 compared to 2004. The US laws granting this tax benefit were modified as part of the American Jobs Creation Act of 2004 and this benefit will be phased out over the next year. A new tax benefit associated with US manufacturing operations passed into law under the same Act will be phased in over the five years beginning in 2005. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit.
Liquidity and Capital Resources
At December 31, 2006, the Company had cash and cash equivalents of $957.4 million, and total debt of $840.3 million. At December 31, 2005, cash and cash equivalents were $209.4 million and total debt was $841.3 million. The increase in cash holdings was primarily a result of increased operating activities and securing project orders that require large down payments and early payment terms. The Company’s outstanding debt at December 31, 2006 consisted of $200.0 million of 5.65% senior notes due 2012, $200.0 million of 7.25% senior notes due 2011, $150.0 million of 6.5% senior notes due 2011, $150.0 million of 5.5% senior notes due 2012, $100.0 million of 7.5% senior notes due 2008, and other debt of $40.3 million. Included in other debt is the fair market value adjustment of the Varco debt assumed in the acquisition, which resulted in additional debt recognition of $29.2 million. The difference is being amortized to interest expense over the remaining life of the debt.
Cash provided by operating activities in 2006 was $1,216.7 million compared to cash provided by operating activities of $77.5 million in 2005. Cash was used by operations primarily through increases in inventories of $619.9 million, receivables of $442.1 million, prepaid and other current assets of $101.7 million and accounts payable of $93.5 million. These negative cash flows were offset by net income of $684.0 million and increases in other assets and liabilities of $1,085.0 million, billings in excess of costs of $466.4 million and non-cash charges of $160.6 million. Receivables increased due to greater revenue, pricing and activity in the fourth quarter of 2006 compared to the fourth quarter of 2005, while inventory and accrued liabilities increased due to continued higher costs, activity, growing backlog orders, and customer prepayments. Billings in excess of costs increased due to early payment terms in relation to construction projects.
For the fiscal year-ended 2006, cash used by investing activities was $530.1 million compared to $38.0 million provided for 2005. We used $253.8 million to purchase NQL Energy Services in December 2006. Another $75.9 million was used in nine other acquisitions, including Rolligon, Ltd and Soil Recovery A/S. Capital spending of $200.4 million was primarily related to rental assets associated with the Company’s Petroleum Services & Supplies operations and capital expansion related to increased capacity for manufacturing operations.
For the fiscal year-ended 2006, cash provided by financing activities was $41.1 million compared to cash used of $40.4 million in 2005. Cash was provided by financing activities through proceeds from stock options exercised of $32.7 million and excess tax benefit from exercise of stock options of $13.5 million, offset by payments against lines of credit and other debt of $35.1 million.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. The facility will expire in July 2010, and replaces the Company’s $175 million North American revolving credit facility and our Norwegian facility. Subject to certain conditions, the Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At December 31, 2006, there were no borrowings against this facility, and there were $254 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
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
A summary of the Company’s outstanding contractual obligations at December 31, 2006 is as follows (in millions):

		Payment Due by Period
		Less than 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Total debt	$840.3	$5.6	$126.0	$357.8	$350.9
Operating leases	231.8	57.1	77.1	39.3	58.3

Total contractual obligations	$1,072.1	$62.7	$203.1	$397.1	$409.2

Standby letters of credit	$833.6	$405.9	$259.9	$167.6	$0.2

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to increase its capital spending approximately 25% in 2007 to a range of $250 million. We expect to fund future cash acquisitions and capital spending primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.
Inflation has had an impact on certain of our operations in recent years. We believe that the higher costs for energy, steel and other commodities experienced in 2006 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, labor, energy or other commodity prices may adversely impact future periods.
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
Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage of completion contracts, excluding $21.7 million of losses recorded in 2005 resulting from changes in cost estimates relating to two rigs delivered to Kazakhstan as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Excluding these losses, and based upon an analysis of percentage of completion contracts for all open contracts outstanding at December 31, 2005 and 2004, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in changes to gross profit margins of 1.1% ($12.1 million on $1.1 billion of outstanding contracts) and 0.9% ($7.3 million on $697.3 million of outstanding contracts, respectively). While the Company believes that its estimates on outstanding contracts at December 31, 2006 and in future periods will continue to be reasonably dependable under percentage of completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts of $1.6 billion at December 31, 2006.
Allowance for Doubtful Accounts
The determination of the collectibility of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2006 and 2005, allowance for bad debts totaled $30.4 million and $17.4 million, or 1.9% and 1.5% of accounts receivable before the allowance, respectively.
Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in our estimates could become material in future periods.
Inventory Reserves
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2006 and 2005, inventory reserves totaled 4.7% and 4.5% of gross inventory, respectively. Recent high demand and a strong outlook for oilfield equipment sales provide the basis for the Company’s December 31, 2006 and 2005 estimates regarding the future usage and realizable value of inventory.
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
Additionally, the carrying values of these assets are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. Significant and unanticipated changes to these assumptions or the intended use of these assets could require a provision for impairment in a future period. There have been no impairment charges of long-lived assets for the years ended December 31, 2006, 2005, and 2004.
Goodwill Impairment
The Company recorded approximately $2.2 billion of goodwill on its consolidated balance sheet as of December 31, 2006. Generally accepted accounting principles require the Company to test goodwill for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment of goodwill could include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment.
The Company performs a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The annual impairment tests are performed during the fourth quarter of each year. If it is determined that goodwill is impaired, that impairment is measured based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill and identified intangibles is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill and identified intangibles has been impaired. Fair value of the reporting units is determined based on internal management estimates, using a combination of three methods: discounted cash flow, comparable companies, and representative transactions. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, the Company also tests for impairment should an event occur or circumstances change that may indicate a reduction in the fair value of a reporting unit below its carrying value. The Company had no impairment of goodwill for the years ended December 31, 2006, 2005, and 2004.
Income Taxes
The Company is a US registered company and is subject to income taxes in the US. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates of the countries in which the Company operates and income is earned.
The Company’s annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.
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
The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $1,116.3 million and $441.4 million at December 31, 2006 and 2005, respectively. The Company makes an annual determination whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liability would result, offset by any available foreign tax credits.
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
Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, and results from operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company adopted the provisions of SFAS 158 effective December 31, 2006 with no material impact on the Consolidated Financial Statements. See Note 10 of the Notes to the Consolidated Financial Statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. During the years ended December 31, 2006, 2005, and 2004, the Company reported foreign currency gains (losses) of ($21.0) million, $2.9 million, and ($9.3) million respectively. The gains (losses) were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. The foreign exchange loss is primarily the result in the strengthening of the following major currencies against the US Dollar: British Pound – 13.8%, Euro – 11.5% and the Norwegian Kroner – 8.9%. Further strengthening of these currencies against the US Dollar may continue to create similar losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the above currencies as their functional currency.
Some of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly some of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also gives rise to foreign currency exchange rate exposure. In order to mitigate that risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes.
At December 31, 2006, we had entered into foreign currency forward contracts with notional amounts aggregating $130.1 million to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Ineffectiveness was not material on these foreign currency forward contracts. Based on quoted market prices as of December 31, 2006 and 2005 for contracts with similar terms and maturity dates, we have recorded a gain (loss) of $1.0 million and ($7.3) million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain (loss) is included in other comprehensive income in the consolidated balance sheet. It is expected that $1.0 million of the gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the first quarter of 2008.
The Company had foreign currency forward contracts with notional amounts aggregating $1,268.1 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of December 31, 2006 and 2005 for contracts with similar terms and maturity dates, we recorded a gain (loss) of $25.0 million and ($5.1) million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain (loss) is offset by designated gains (losses) on the firm commitments. Ineffectiveness was not material on these foreign currency forward contracts.
The Company had foreign currency forward contracts with notional amounts aggregating $79.0 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.

The maturity of the above forward contracts by currency is:

Hedge Classification	Currency	2007	2008	2009	2010	Total
Cash Flow
	USD	$129.0	$1.1	$—	$—	$130.1

Fair Value
	EUR	$102.9	$31.6	$3.7	$—	$138.2
	GBP	13.7	0.4	—	—	14.1
	KRW	0.7	0.6	—	—	1.3
	SGD	3.1	1.0	—	—	4.1
	USD	818.1	220.0	70.9	1.4	1,110.4

		$938.5	$253.6	$74.6	$1.4	$1,268.1

Balance Sheet
	EUR	$1.2	$—	$—	$—	$1.2
	SDG	1.0	—	—	—	1.0
	USD	76.8	—	—	—	76.8

		$79.0	$—	$—	$—	$79.0

Total		$1,146.5	$254.7	$74.6	$1.4	$1,477.2

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $103.4 million as of December 31, 2006 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments could affect net income by $6.7 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At December 31, 2006 our long term borrowings consisted of $100 million in 7.5% senior notes, $150 million in 6.5% senior notes, $200 million in 7.25% senior notes, $200 million in 5.65% senior notes and $150 million in 5.5% senior notes. We had $40.3 million of other borrowings at December 31, 2006. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of December 31, 2006, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under this agreement, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps will be marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest swap agreements resulted in a $1.0 million increase in interest expense for the period ended December 31, 2006.
ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
(i) Evaluation of disclosure controls and procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, precessed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level.
Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.
(ii) Internal Control Over Financial Reporting
(a) Management’s annual report on internal control over financial reporting.
The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 50 and is incorporated herein by reference.
(b) Attestation report of the independent registered public accounting firm
The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting is set forth in this annual report on page 52 and is incorporated by reference here in.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of our fiscal year ended December 31, 2006, with respect to compensation plans under which our common stock may be issued:

			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding	(excluding securities
	and rights	options, warrant and rights	reflected in column (a)(c))
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	5,284,883	$46.56	5,124,000

Equity compensation plans not approved by security holders	—	—	—

Total	5,284,883	$46.56	5,124,000

(1)	Shares could be issued other than upon the exercise of stock options, warrants or rights; however, none are anticipated during 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

NATIONAL OILWELL VARCO, INC.
Dated: February 26, 2007	By:	/s/ MERRILL A. MILLER, JR.
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

Signature	Title	Date

/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer	February 26, 2007
/s/ CLAY C. WILLIAMS Clay C. Williams	Senior Vice President and Chief Financial Officer	February 26, 2007
/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2007
/s/ GREG L. ARMSTRONG Greg L. Armstrong	Director	February 26, 2007
/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Director	February 26, 2007
/s/ BEN A. GUILL Ben A. Guill	Director	February 26, 2007
/s/ DAVID D. HARRISON David D. Harrison	Director	February 26, 2007
/s/ ROGER L. JARVIS Roger L. Jarvis	Director	February 26, 2007
/s/ ERIC L. MATTSON Eric L. Mattson	Director	February 26, 2007
/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Director	February 26, 2007

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Merrill A. Miller, Jr. Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer

/s/ Clay C. Williams Clay C. Williams
Senior Vice President and
Chief Financial Officer

Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
National Oilwell Varco, Inc.
We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 123 (R) and No. 158 on January 1, 2006 and December 31, 2006, respectively.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
National Oilwell Varco, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that National Oilwell Varco, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Oilwell Varco, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that National Oilwell Varco, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of National Oilwell Varco, Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 26, 2007

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$957.4	$209.4
Receivables, net	1,614.6	1,139.2
Inventories, net	1,828.8	1,198.3
Costs in excess of billings	308.9	341.9
Deferred income taxes	101.6	58.6
Prepaid and other current assets	154.3	50.8

Total current assets	4,965.6	2,998.2

Property, plant and equipment, net	1,022.1	877.6
Deferred income taxes	56.1	52.2
Goodwill	2,244.7	2,117.7
Intangibles, net	705.2	611.5
Other assets	25.6	21.3

	$9,019.3	$6,678.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$505.2	$568.2
Accrued liabilities	1,420.2	432.0
Billings in excess of costs	564.4	98.1
Current portion of long-term debt and short-term borrowings	5.6	5.7
Accrued income taxes	169.8	83.2

Total current liabilities	2,665.2	1,187.2

Long-term debt	834.7	835.6
Deferred income taxes	389.0	373.3
Other liabilities	71.4	63.7

Total liabilities	3,960.3	2,459.8

Commitments and contingencies

Minority interest	35.5	24.5

Stockholders’ equity:
Common stock – par value $.01; 175,571,663 and 174,362,488 shares issued and outstanding at December 31, 2006 and December 31, 2005	1.8	1.7
Additional paid-in capital	3,461.7	3,400.9
Deferred stock-based compensation	—	(16.5)
Accumulated other comprehensive income (loss)	46.1	(21.8)
Retained earnings	1,513.9	829.9

	5,023.5	4,194.2

	$9,019.3	$6,678.5

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Sales	$5,472.5	$3,605.5	$2,137.8
Services	1,553.3	1,039.0	180.3

Total	7,025.8	4,644.5	2,318.1

Cost of revenue:
Cost of sales	4,230.4	2,905.1	1,700.6
Cost of services	1,034.8	752.2	113.7

Total	5,265.2	3,657.3	1,814.3

Gross profit	1,760.6	987.2	503.8
Selling, general, and administrative	641.6	478.7	327.8
Integration costs	7.9	31.7	—

Operating profit	1,111.1	476.8	176.0

Interest and financial costs	(48.7)	(52.9)	(38.4)
Interest income	18.1	4.9	3.5
Other income (expense), net	(31.3)	1.2	(2.2)

Income before income taxes and minority interest	1,049.2	430.0	138.9
Provision for income taxes	355.7	138.9	21.6

Income before minority interest	693.5	291.1	117.3
Minority interest in income of consolidated subsidiaries	9.5	4.2	2.1

Net income	$684.0	$286.9	$115.2

Net income per share:

Basic	$3.90	$1.83	$1.34

Diluted	$3.87	$1.81	$1.33

Weighted average shares outstanding:

Basic	175.2	156.4	85.8

Diluted	176.8	158.3	86.5

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income	$684.0	$286.9	$115.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.6	114.6	44.0
Tax benefit from exercise of nonqualified stock options	—	29.7	3.4
Excess benefit from the exercise of stock options	(13.5)	—	—
Other	58.4	18.7	(11.8)

Changes in assets and liabilities, net of acquisitions:
Receivables	(442.1)	(293.9)	(8.6)
Inventories	(619.9)	(215.4)	(105.8)
Costs in excess of billings	33.0	(131.1)	(106.4)
Prepaid and other current assets	(101.7)	(8.6)	27.4
Accounts payable	(93.5)	68.1	174.3
Billings in excess of costs	466.4	94.5	(17.7)
Other assets/liabilities, net	1,085.0	114.0	52.2

Net cash provided by operating activities	1,216.7	77.5	166.2

Cash flow from investing activities:
Purchases of property, plant and equipment	(200.4)	(105.0)	(39.0)
Cash acquired in Varco merger, net	—	163.5	—
Business acquisitions, net of cash acquired	(329.7)	(16.0)	(2.8)
Other	—	(4.5)	35.8

Net cash provided (used) by investing activities	(530.1)	38.0	(6.0)

Cash flow from financing activities:
Borrowing against lines of credit and other debt	30.0	418.8	521.6
Payments against lines of credit and other debt	(35.1)	(571.1)	(631.5)
Excess tax benefit from exercise of stock options	13.5	—	—
Proceeds from stock options exercised	32.7	111.9	14.6

Net cash provided (used) by financing activities	41.1	(40.4)	(95.3)

Effect of exchange rate changes on cash	20.3	(8.4)	3.6

Net increase in cash and cash equivalents	748.0	66.7	68.5
Cash and cash equivalents, beginning of period	209.4	142.7	74.2

Cash and cash equivalents, end of period	$957.4	$209.4	$142.7

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$56.2	$61.5	$34.0
Income taxes	$272.4	$88.3	$21.4
The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions)

				Unearned	Accumulated Other
	Shares		Additional Paid in	Stock-Based	Comprehensive
	Outstanding	Common Stock	Capital	Compensation	Income (Loss)	Retained Earnings	Total
Balance at December 31, 2003	85.1	$0.9	$674.9	$—	$(44.4)	$427.8	$1,059.2

Net income	—	—	—	—	—	115.2	115.2
Other comprehensive income
Currency translation adjustments	—	—	—	—	71.3	—	71.3
Derivative financial instruments	—	—	—	—	1.1	—	1.1
Minimum liability of defined benefit plans	—	—	—	—	5.4	—	5.4

Comprehensive income							193.0
Stock options exercised	0.9	—	14.6	—	—	—	14.6
Tax benefit of options exercised	—	—	3.4	—	—	—	3.4

Balance at December 31, 2004	86.0	$0.9	$692.9	$—	$33.4	$543.0	$1,270.2

Net income	—	—	—	—	—	286.9	286.9
Other comprehensive income
Currency translation adjustments	—	—	—	—	(50.3)	—	(50.3)
Derivative financial instruments	—	—	—	—	(8.5)	—	(8.5)
Minimum liability of defined benefit plans	—	—	—	—	3.6	—	3.6

Comprehensive income							231.7

Stock issued and stock options assumed for acquisition	84.0	0.8	2,566.5	(32.1)	—	—	2,535.2
Amortization of unearned stock-based compensation	—	—	—	15.6	—	—	15.6

Common stock issued	4.4	—	111.8	—	—	—	111.8
Tax benefit of options exercised	—	—	29.7	—	—	—	29.7

Balance at December 31, 2005	174.4	$1.7	$3,400.9	$(16.5)	$(21.8)	$829.9	$4,194.2

Net income	—	—	—	—	—	684.0	684.0
Other comprehensive income
Currency translation adjustments	—	—	—	—	66.8	—	66.8
Derivative financial instruments	—	—	—	—	8.0	—	8.0
Minimum liability of defined benefit plans	—	—	—	—	(6.6)	—	(6.6)

Comprehensive income							752.2

Adoption of FAS158, net of tax	—	—	—	—	(0.3)	—	(0.3)
Adoption of FAS123(R)	—	—	(16.5)	16.5	—	—	—
Stock-based compensation expense	—	—	31.2	—	—	—	31.2
Common stock issued	1.2	0.1	32.6	—	—	—	32.7
Tax benefit of options exercised	—	—	13.5	—	—	—	13.5

Balance at December 31, 2006	175.6	$1.8	$3,461.7	$—	$46.1	$1,513.9	$5,023.5

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
Nature of Business
We design, construct, manufacture and sell comprehensive systems, components, and products used in oil and gas drilling and production, provide oilfield services and supplies, and distribute products and provide supply chain integration services to the upstream oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies, drilling contractors and oilfield service companies, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile.
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of National Oilwell Varco, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as minority interest in the accompanying financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Investments in which we exercise no control or significant influence would be accounted for under the cost method. Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements in order for them to conform with the 2006 presentation.
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
Derivative Financial Instruments
We record all derivative financial instruments at their fair value in our consolidated balance sheet. Except for our balance sheet hedges and interest rate swap agreements discussed below, all derivative financial instruments we hold are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of designated derivative financial instruments are deferred and recognized in earnings as revenues or costs of sales as the underlying transactions occur.
We use foreign currency forward contracts and options to mitigate our exposure to changes in foreign currency exchange rates on recognized nonfunctional currency monetary accounts, forecasted transactions and firm sale and purchase commitments to better match the local currency cost components of non-functional currency transactions. Such arrangements typically have terms between two and fifteen months, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At December 31, 2006, we had entered into foreign currency forward contracts with notional amounts aggregating $130.1 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Ineffectiveness was not material on these foreign currency forward contracts. Based on quoted market prices as of December 31, 2006 for contracts with similar terms and maturity dates, we have recorded a gain of $1.0 million, net of tax of $0.4 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. It is expected that all of this gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the first quarter of 2008.

At December 31, 2006, the Company had foreign currency forward contracts with notional amounts aggregating $1,268.1 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of December 31, 2006 for contracts with similar terms and maturity dates, we recorded a gain of $25.0 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated losses on firm commitments. The Company currently has fair value hedges in place through the first quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts.
The Company had foreign currency forward contracts with notional amounts aggregating $79.0 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.
As of December 31, 2006, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 senior notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $1.0 million increase in interest expense for the period ended December 31, 2006.
Inventories
Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $86.1 million and $56.8 million at December 31, 2006 and 2005, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method or declining balance method over the estimated useful lives of individual items. Depreciation expense was $119.2 million, $83.0 million and $41.6 million for the years ended December 31, 2006, 2005 and 2004.
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
Intangible Assets
On at least an annual basis, we assess whether goodwill is impaired. Our annual impairment tests are performed at the beginning of the fourth quarter of each year and have indicated no impairment. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. Fair value of the reporting units is determined based on internal management estimates using a combination of three methods: discounted cash flows, comparable companies and representative transactions.

Goodwill is identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution	Corporate /
	Technology	Supplies	Services	Eliminations	Total
Balance December 31, 2004	$424.4	$173.3	$35.1	$6.2	$639.0

Purchase price and other adjustments	(6.4)	—	(0.4)	—	(6.8)
Goodwill acquired during period	719.8	786.5	—	—	1,506.3
Translation adjustments	(20.6)	(0.6)	0.3	0.1	(20.8)

Balance December 31, 2005	1,117.2	959.2	35.0	6.3	2,117.7

Purchase price and other adjustments	(14.3)	(6.9)	—	—	(21.2)
Goodwill acquired during period	37.8	79.0	—	—	116.8
Translation adjustments	27.6	3.6	0.2	—	31.4

Balance December 31, 2006	$1,168.3	$1,034.9	$35.2	$6.3	$2,244.7

During 2006 we recorded adjustments reducing goodwill by $22.1 million related to the finalization of Varco purchase accounting.
Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $50 million in each of the next five years.
Identified intangible assets are identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution	Corporate /
	Technology	Supplies	Services	Eliminations	Total
Balance December 31, 2004	$81.1	$7.4	$2.5	$—	$91.0

Additions to intangible assets	217.4	341.9	—	—	559.3
Amortization	(12.7)	(18.5)	(0.4)	—	(31.6)
Translation	(7.3)	—	0.1	—	(7.2)

Balance December 31, 2005	278.5	330.8	2.2	—	611.5

Additions to intangible assets	0.5	130.0	—	—	130.5
Amortization	(18.0)	(22.7)	(0.3)	—	(41.0)
Translation	3.2	1.0	—	—	4.2

Balance December 31, 2006	$264.2	$439.1	$1.9	$—	$705.2

Identified intangible assets by major intangible assets classification consist of (in millions):

		Accumulated
	Gross	Amortization	Net Book Value
December 31, 2006:
Customer relationships	$460.9	$(45.5)	$415.4
Trademarks	200.2	(11.9)	188.3
Other	121.1	(19.6)	101.5

Total identified intangibles	$782.2	$(77.0)	$705.2

December 31, 2005:
Customer relationships	$353.2	$(22.2)	$331.0
Trademarks	193.9	(4.6)	189.3
Other	100.4	(9.2)	91.2

Total identified intangibles	$647.5	$(36.0)	$611.5

Foreign Currency
The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income. Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction gains (losses) were ($21.0) million, $2.9 million and ($9.3) million for the years ending December 31, 2006, 2005 and 2004, respectively, and are included in other income (expense) in the accompanying statement of operations.
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
This method requires the Company to make estimates regarding the total costs of the project, progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin the Company recognizes in each reporting period. The Company prepares detailed cost to complete estimates at the beginning of each project. Significant projects and their related costs and profit margins are updated and reviewed at least quarterly by senior management. Factors that may affect future project costs and margins include shipyard access, weather, production efficiencies, availability and costs of labor, materials and subcomponents and other factors. These factors can impact the accuracy of the Company’s estimates and materially impact the Company’s future reported earnings.
The asset, “Costs in excess of billings,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs,” represents billings in excess of revenues recognized.
Income Taxes
The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.
Concentration of Credit Risk
We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. Accounts receivable are net of allowances for doubtful accounts of approximately $30.4 million and $17.4 million at December 31, 2006 and 2005, respectively.
Stock-Based Compensation
Prior to January 1, 2006 the Company accounted for its stock option plans using the intrinsic value method of accounting provided under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Stock-based compensation was a pro forma disclosure in the financial statement footnotes and continues to be for periods prior to January 1, 2006.
Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: a) compensation cost for all share-based payments granted prior to January 1, 2006, but for which the requisite service period had not been completed as of December 31, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Statement of Consolidated Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans.
Total compensation cost that has been charged against income for all share-based compensation arrangements was $31.2 million and $15.6 million for 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $8.6 million and $5.7 million for 2006 and 2005, respectively.
The $16.5 million of unearned stock-based compensation on the Company’s balance sheet at December 31, 2005 was reclassified to paid-in-capital upon the adoption of SFAS 123(R).

Pro Forma Net Income
The following table provides pro forma net income and income per share had the Company applied the fair value method of SFAS 123(R) for the years ended December 31, 2005 and 2004 (in millions, except per share data):

	Years Ended December 31,
	2005	2004
Net income, as reported	$286.9	$115.2

Add:
Total stock-based employee compensation expense included in net income, net of related tax effects	10.1	—

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15.3)	(7.4)

Pro forma net income	$281.7	$107.8

Net income per common share:
Basic, as reported	$1.83	$1.34

Basic, pro forma	$1.80	$1.26

Diluted, as reported	$1.81	$1.33

Diluted, pro forma	$1.78	$1.25

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
Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income	$684.0	$286.9	$115.2

Denominator:
Basic—weighted average common shares outstanding	175.2	156.4	85.8
Dilutive effect of employee stock options	1.6	1.9	0.7

Diluted outstanding shares	176.8	158.3	86.5

Basic earnings per share	$3.90	$1.83	$1.34

Diluted earnings per share	$3.87	$1.81	$1.33

In addition, we had stock options outstanding that were anti-dilutive totaling 2.3 million at December 31, 2006, nil at December 31, 2005, and 0.8 million at December 31, 2004.
Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the effect FIN 48 will have on our consolidated financial position, cash flows, and results from operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company adopted the provisions of SFAS 158 effective December 31, 2006 with no material impact on the Consolidated Financial Statements. See Note 10 of the Notes to the Consolidated Financial Statements.
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
Integration costs of $31.7 million in 2005 were comprised of $11.9 million for severance cost, $11.2 million for discontinued inventory, $4.8 million for combining operations and $3.8 million of other. Integration costs of $7.9 million in the first quarter of 2006 were comprised of $6.6 million for discontinued inventory, $0.5 million for combining operations and $0.8 million of other.

Purchase Price Allocation
Under the purchase method of accounting, the total purchase price was allocated to Varco’s net tangible and identifiable intangible assets based on their fair values as of March 11, 2005 as set forth below (in millions). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price was based upon valuations of an independent, third party.

Cash and marketable securities	$163.5
Trade receivables	385.3
Other current assets	28.5
Inventory	377.1
Property, plant and equipment	598.4
Goodwill, nondeductible	1,469.4
Customer relationships (useful lives of 12-18 years)	345.8
Trademarks (useful lives of 20-30 years)	145.3
Patents (useful life of 10 years)	60.2
Other non-current assets	11.3
Accounts payable and accrued liabilities	(230.5)
Income taxes payable	(13.7)
Debt	(492.8)
Deferred tax liabilities, net	(213.3)
Other non-current liabilities	(54.0)
Minority interest	(1.2)

Total purchase price	$2,579.3

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
The unaudited pro forma financial information for the year ended December 31, 2005 combines the historical results for National-Oilwell for the year ended December 31, 2005 and the historical results for Varco for the year ended December 31, 2005 (in millions):

December 31, 2005
Total revenues	$4,952.4

Net income	$304.4

Basic net income per share	$1.76

Diluted net income per share	$1.74

4. Other Acquisitions
2006
In December 2006, the Company acquired 87% of the outstanding shares of NQL Energy Services Inc. (“NQL”), a provider of downhole tools, technology and services used primarily in drilling applications in the oil and gas and utility industries on a worldwide basis, for an aggregate cash purchase price of approximately $253.8 million. Based on preliminary independent third-party valuations, the Company allocated $126.6 million to intangible assets (12.1 year weighted-average life), comprised of: $107.5 million of customer relationships (15.5 year weighted-average life), $3.1 million of trademarks (5.2 year weighted-

average life), and $16.0 million of other intangible assets (5.5 year weighted-average life). The remaining 13% of NQL’s outstanding shares were acquired in January 2007. Due to this subsequent event, the $38.1 million purchase price of the remaining shares is included in current liabilities on the December 31, 2006 balance sheet. This acquisition complements our comprehensive offering of downhole tools.
The Company also completed nine additional acquisitions for an aggregate purchase price of $85.3 million consisting of cash of $75.9 million and notes and accrued payables of $9.4 million. These acquisitions included:
•	Rolligon Ltd., a Texas-based manufacturer of coiled tubing support units and related equipment.

•	Soil Recovery A/S, a Danish-based designer and manufacturer of soil recovery units used to process drilled cuttings for final disposal.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2006 acquisitions (in millions):

		All Other
	NQL	Acquisitions	Total
Current assets, net of cash acquired	$68.9	$30.5	$99.4
Property, plant and equipment	64.3	13.6	77.9
Intangible assets	126.6	3.9	130.5
Goodwill	60.1	56.7	116.8

Total assets acquired	319.9	104.7	424.6

Current liabilities	65.7	19.4	85.1
Long term debt	0.4	9.4	9.8

Total liabilities	66.1	28.8	94.9

Cash consideration, net of cash acquired	$253.8	$75.9	$329.7

2005
Excluding the Varco merger, the Company paid an aggregate purchase price of $20.7 million ($16.0 million in cash and $4.7 million of notes payable) for acquisitions and equity investments in 2005.
2004
We spent $2.8 million during 2004 acquiring businesses, with the largest being a distribution operation in Australia.
Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in millions):

	2006	2005	2004
Fair value of assets acquired, net of cash acquired	$424.6	$31.0	$2.8
Cash paid, net of cash acquired	(329.7)	(16.0)	(2.8)

Liabilities assumed and debt issued	$94.9	$15.0	$—

Excess purchase price over fair value of assets acquired	$116.8	$13.9	$—

5. Inventories
At December 31, inventories consist of (in millions):

	2006	2005
Raw materials and supplies	$266.5	$220.4
Work in progress	520.9	267.5
Finished goods and purchased products	1,041.4	710.4

	$1,828.8	$1,198.3

6. Property, Plant and Equipment
At December 31, property, plant and equipment consist of the following (in millions):

	Estimated
	Useful Lives	2006	2005
Land and buildings	5-35 Years	$361.7	$292.4
Operating equipment	3-15 Years	774.5	729.9
Rental equipment	3-12 Years	259.9	144.9

		1,396.1	1,167.2
Less accumulated depreciation		(374.0)	(289.6)

		$1,022.1	$877.6

7. Accrued Liabilities
At December 31, accrued liabilities consist of (in millions):

	2006	2005
Compensation	$160.0	$111.0
Customer prepayments	538.4	76.8
Warranty	57.3	24.9
Interest	11.9	11.7
Taxes (non income)	34.1	23.6
Insurance	39.1	30.2
Accrued purchase orders	334.9	29.3
Hedge commitments	33.0	—
Other	211.5	124.5

Total	$1,420.2	$432.0

8. Costs and Estimated Earnings on Uncompleted Contracts
At December 31, costs and estimated earnings on uncompleted contracts consist of (in millions):

	2006	2005
Costs incurred on uncompleted contracts	$1,924.0	$1,440.9
Estimated earnings	470.0	300.6

	2,394.0	1,741.5
Less: Billings to date	2,649.5	1,497.7

	$(255.5)	$243.8

Costs and estimated earnings in excess of billings on uncompleted contracts	$308.9	$341.9
Billings in excess of costs and estimated earnings on uncompleted contracts	(564.4)	(98.1)

	$(255.5)	$243.8

9. Long-Term Debt
At December 31, debt consists of (in millions):

	2006	2005
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$101.9	$103.6
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	215.2	218.7
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.6	151.8
Other	21.6	17.2
Total debt	840.3	841.3
Less current portion	5.6	5.7

Long-term debt	$834.7	$835.6

Principal payments of debt for years subsequent to 2006 are as follows (in millions):

2007	$5.6
2008	121.1
2009	4.9
2010	5.0
2011	352.8
Thereafter	350.9

$840.3

Senior Notes
The unsecured Senior Notes contain reporting covenants and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at December 31, 2006.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010, and replaces the Company’s $175 million North American revolving credit facility and our Norwegian facility. Subject to certain conditions, the Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At December 31, 2006, there were no borrowings against this facility, and there were $254 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
Other
Other debt includes approximately $10 million in promissory notes due to former owners of businesses acquired who remain employed by the company.
At December 31, 2006, there were $246 million of funds available under the revolving credit facility. The Company also has $580 million of additional outstanding letters of credit at December 31, 2006, primarily in Norway, that are not under the Company’s senior credit facility.

10. Employee Benefit Plans
We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2006, 2005 and 2004, expenses for defined-contribution plans were $16.8 million, $19.9 million, and $14.2 million, and all funding is current.
Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, approximately 397 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.
Net periodic benefit cost for our defined benefit pension plans in the United States, the United Kingdom and Norway was as follows (in millions):

	Pension benefits			Postretirement benefits
For the year	2006	2005	2004	2006	2005	2004
Service cost – benefits earned during the period	$3.8	$3.4	$2.9	$—	$—	$0.1
Interest cost on projected benefit obligation	10.7	10.0	8.6	1.0	0.9	0.5
Expected return on plan assets	(10.5)	(9.2)	(8.8)	—	—	—
Net amortization and deferral	0.8	1.5	1.5	0.2	0.2	0.2
Curtailment/settlement gain	(0.4)	—	—	—	—	—

Net periodic benefit cost	$4.4	$5.7	$4.2	$1.2	$1.1	$0.8

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, and Norway and defined postretirement plans in the United States, using a measurement date of September 30, 2006 or 2005, follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2006	2005	2006	2005
Benefit obligation at beginning of year	$183.9	$158.4	$19.0	$7.3
Service cost	3.8	3.4	—	—
Interest cost	10.7	10.0	1.0	0.9
Actuarial loss (gain)	17.8	7.3	(2.3)	1.2
Benefits paid	(9.1)	(6.6)	(1.4)	(1.2)
Participant contributions	0.8	0.8	—	—
Acquisitions	—	27.4	—	10.8
Exchange rate loss (gain)	21.5	(16.8)	—	—
Curtailments/settlements	(0.4)	—	—	—
Other	0.9	—	0.7	—

Benefit obligation at end of year	$229.9	$183.9	$17.0	$19.0

Accumulated benefit obligation at end of year	$214.7	$170.8

Fair value of plan assets at beginning of year	$142.6	$135.3	$—	$—
Actual return	11.8	20.1	—	—
Benefits paid	(8.0)	(5.8)	(1.4)	—
Contributions	18.8	7.1	1.4	—
Exchange rate (loss) gain	18.2	(14.1)	—	—

Fair value of plan assets at end of year	$183.4	$142.6	$—	$—

Funded status	$(46.5)	$(31.3)	$(16.6)	$(18.5)
Unrecognized actuarial net loss	32.0	14.4	2.2	4.4
Prior service costs not yet recognized	0.9	0.1	(0.7)	0.1

Accrued benefit cost	$(13.6)	$(16.8)	$(15.1)	$(14.0)

Amounts recognized in the consolidated balance sheets consist of (in millions):

	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Current assets	$—	$0.7	$—	$—
Non current assets	0.9	0.1	—	—
Non current liabilities	(47.4)	(41.9)	(16.6)	(14.0)
Accumulated other comprehensive income	32.9	24.3	1.5	—

Accrued benefit cost	$(13.6)	$(16.8)	$(15.1)	$(14.0)

The incremental effect of applying SFAS 158 on individual line items in the balance sheet as of December 31, 2006 were as follows (in millions):

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
Noncurrent assets	$26.7	$(25.8)	$0.9
Noncurrent liabilities	(89.4)	25.4	(64.0)
Accumulated other comprehensive income	34.0	0.4	34.4

	$(28.7)	$—	$(28.7)

Defined Benefit Pension Plans
Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions.
The assumption rates used for benefit obligations are as follows:

	Years ending December 31,
	2006	2005
Discount rate:
United States plan	5.97%	5.66%
International plans	4.75 - 5.25%	5.66%
Salary increase:
United States plan	N/A	4.0%
International plans	2.25 – 3.00%	2.0 – 2.75%
The assumption rates used for net periodic benefit costs are as follows:

	Years ending December 31,
	2006	2005	2004
Discount rate:
United States plan	5.66%	6.0%	6.25%
International plans	5.66%	6.0%	6.0%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.00 – 2.75%	2.5 – 2.75%	2.5%
Expected return on assets:
United States plan	7.75%	8.5%	8.5%
International plans	5.25 – 6.85%	6.25 – 7.17%	6.5 – 7.75%
In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio.
The weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006		2005
	United States	International	United States	International
Equity securities	60.2%	48.3%	59.5%	48.6%
Fixed income	—	—	35.5%	—
Debt securities	38.8%	34.4%	—	34.1%
Real estate	—	5.0%	—	5.1%
Other	1.0%	12.3%	5.0%	12.2%

Total	100.0%	100.0%	100.0%	100.0%

In the U.S., our investment strategy includes a balanced approach with target allocation percentages of 60% equity investments and 40% debt securities. Our target allocation percentages in the United Kingdom plans are 50-60% equity securities and 40-50% debt securities. The Norwegian target investment allocation percentage is 100% insurance contracts. Our pension investment strategy worldwide prohibits a direct investment in our own stock.
Information for pension plans with projected and accumulated benefit obligations in excess of plan assets (in millions):

	For year ending 2006		For year ending 2005
	United States	International	United States	International
Projected benefit obligation	$29.4	$109.2	$31.1	$87.6
Accumulated benefit obligation	29.4	102.2	30.8	80.1
Fair value of assets	16.5	74.7	14.3	59.8
Additional information for defined benefit plans (in millions):

	For year ending 2006		For year ending 2005
	United States	International	United States	International
Accumulated benefit obligation	$29.4	$102.2	$30.8	$80.1
Change in minimum liability included in other comprehensive income, net of tax	(0.5)	(6.4)	0.2	3.4
In 2007, the Company expects to contribute $1.0 million in the U.S. and $5.5 million internationally to its pension plans and $1.4 million to its other postretirement benefit plans.
In addition, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	United States	International
	Plan	Plans
2007	$2.6	$5.7
2008	2.7	5.8
2009	2.8	6.2
2010	2.7	6.5
2011	2.6	6.9
Subsequent five years	11.4	43.6

Defined Benefit Healthcare Plans ($ in millions)

	Year ending
	December 31,
Fiscal Period January 1 to December 31	2006	2005
Disclosure Assumptions
For determining benefit obligations at year-end
Discount rate	5.97%	5.66%
Salary increase	5.0%	5.0%
For determining net periodic cost for year
Discount rate	5.66%	5.78-6.0%
Salary increase	5.0%	5.0%
Expected return on assets	N/A	N/A

Measurement date	9/30/2006	9/30/2005

Effect of 1% annual increase in health care cost trend rate:
Aggregate of the Service Cost and Interest Cost — Dollar change	$0.09	$0.08
APBO — Dollar Change	$1.430	$1.590

Effect of 1% annual decrease in health care cost trend rate:
Aggregate of the Service Cost and Interest Cost — Dollar change	$(0.08)	$(0.07)
APBO — Dollar Change	$(1.233)	$(1.363)

Cash Flows:
Employer contribution (expected during fiscal year beginning in 2006)		$1.4

Estimated future benefit payments during fiscal year ending:
2007		$1.4
2008		1.4
2009		1.4
2010		1.4
2011		1.4
Subsequent five years		6.6
The assumed weighted-average annual rate of increase in the per capita cost of covered benefits is 9.0% for 2007 and is assumed to decrease gradually to 5.0% for 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

11. Accumulated Other Comprehensive Income (Loss)
The components of other comprehensive income (loss) are as follows (in millions):

		Cumulative
	Change in	Currency	Derivative
	Pension	Translation	Financial
	Liability	Adjustment	Instruments	Total
Balance at December 31, 2003	$(17.4)	$(27.8)	$0.8	$(44.4)

Current period activity	8.0	71.3	1.5	80.8
Tax effect	(2.6)	—	(0.4)	(3.0)

Balance at December 31, 2004	(12.0)	43.5	1.9	33.4

Current period activity	4.7	(49.0)	(11.8)	(56.1)
Tax effect	(1.1)	(1.3)	3.3	0.9

Balance at December 31, 2005	(8.4)	(6.8)	(6.6)	(21.8)

Adoption of FAS 158, net of tax	(0.3)	—	—	(0.3)
Current period activity	(9.3)	61.2	11.3	63.2
Tax effect	2.7	5.6	(3.3)	5.0

Balance at December 31, 2006	$(15.3)	$60.0	$1.4	$46.1

12. Commitments and Contingencies
We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, liquidity or results of operations.
Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies thereunder may not result in additional, presently unquantifiable, costs or liabilities to us.
The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $95.4 million, $59.1 million, and $22.4 million in 2006, 2005 and 2004, respectively.
Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2006 are payable as follows (in millions):

2007	$57.1
2008	44.6
2009	32.5
2010	22.1
2011	17.2
Thereafter	58.3

Total future lease commitments	$231.8

13. Common Stock
National Oilwell Varco has authorized 500 million shares of $.01 par value common stock. We also have authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Stock Options
Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 7.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2006, approximately 5.1 million shares were available for future grants.
We also have inactive stock option plans that were acquired in connection with the acquisitions of Dreco Energy Services, Ltd. in 1997, IRI International Corporation in 2000 and Varco International, Inc in March 2005. We converted the outstanding stock options under these plans to options to acquire our common stock, and no further options are being issued or are outstanding under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco and Long-Term Incentive Plan and stock plans of acquired companies.
Options outstanding at December 31, 2006 under the stock option plans have exercise prices between $9.05 and $66.58 per share, and expire at various dates from February 12, 2007 to February 22, 2016.
The following summarizes options activity:

	Years Ended December 31,
	2006		2005		2004
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price
Shares under option at beginning of year	4,340,842	30.36	3,732,316	$26.69	3,610,571	$23.83
Granted	2,340,000	66.58	5,292,074	28.88	1,142,500	28.22
Cancelled	(207,698)	46.86	(452,098)	27.95	(96,570)	27.91
Exercised	(1,193,213)	27.15	(4,231,450)	25.41	(924,185)	17.28

Shares under option at end of year	5,279,931	46.56	4,340,842	30.36	3,732,316	$26.69

Exercisable at end of year	1,344,149	27.70	913,558	$23.77	1,657,162	$29.66

The following summarizes information about stock options outstanding as of December 31, 2006:

		Options Outstanding		Options Exercisable
	Weighted-Avg
Range of	Remaining		Weighted-Avg		Weighted-Avg
Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$9.05 to $19.39	4.12	170,064	15.73	170,064	15.73
$20.07 to $36.34	7.11	1,874,002	28.94	889,449	25.79
$37.60 to $66.58	8.73	3,235,865	58.38	284,636	40.83

Totals	8.00	5,279,931	46.56	1,344,149	27.70

The weighted-average fair value of options granted during 2006, 2005 and 2004 was approximately $23.79, $16.85 (excluding options assumed in the Varco merger), and $13.19 per share, as determined using the Black-Scholes option-pricing model.
The assumptions used in the Black-Scholes option-pricing model were:

Assumptions	2006	2005	2004
Risk-free interest rate	4.6%	3.7%	2.7%
Expected dividend	—	—	—
Expected option life (years)	3.75	5.00	5.00
Expected Volatility	39%	46%	51%
Stock option awards are granted with an exercise price equal to the closing market price of the Company’s stock price on the date of grant. Stock options generally vest over a three-year period with one third vesting in each successive year so that the option is fully exercisable after three years and generally have ten year contractual terms.

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

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Expected volatility	39.37%	46.0%
Risk-free interest rate	4.56%	3.68%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.75	5.0
Forfeiture rate	1.09%	5.0%
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
The following summary presents information regarding outstanding options as of December 31, 2005 and changes during 2006 with regard to options under all stock option plans:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding at December 31, 2005	4,340,842	$30.36
Granted	2,340,000	$66.58
Exercised	(1,193,213)	$27.15
Cancelled	(207,698)	$46.86

Outstanding at December 31, 2006	5,279,931	$46.56	8.00	$89,407,875

Vested or expected to vest	5,222,379	$46.56	8.00	$88,433,329

Exercisable at December 31, 2006	1,344,149	$27.70	6.30	$45,044,731

The weighted-average grant date fair values of options granted during 2006 and 2005 were $23.79 and $16.85 (excluding options assumed in the Varco merger) respectively. The total intrinsic value of options exercised during 2006 and 2005 was $49.6 million and $148.0 million, respectively.
As of December 31, 2006, total unrecognized compensation cost related to nonvested stock options was $49.4 million. This cost is expected to be recognized over a weighted average period of 2 years. The total fair value of stock vested in 2006 and 2005 was approximately $22.1 million and $29.8 million respectively. Cash received from option exercises for 2006 and 2005 was $32.7 million and $111.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $15.2 million and $31.1 million, respectively, for 2006 and 2005. Cash used to settle equity instruments granted under all share-based payment arrangements for 2006 and 2005 was immaterial in both periods.
The impact of adopting SFAS 123(R) on January 1, 2006, on the Company’s income before income taxes, net income and basic and diluted earnings per share for 2006 was immaterial.
14. Income Taxes
The domestic and foreign components of income before income taxes were as follows (in millions):

	December 31,	December 31,	December 31,
	2006	2005	2004
Domestic	$627.1	$213.6	$51.5
Foreign	422.1	216.4	87.4

	$1,049.2	$430.0	$138.9

The components of the provision for income taxes consisted of (in millions):

	December 31,	December 31,	December 31,
	2006	2005	2004
Current:
Federal	$255.8	$70.5	$9.8
State	14.4	2.8	(3.3)
Foreign	99.3	67.6	21.8

	369.5	140.9	28.3

Deferred:
Federal	(36.5)	2.6	(12.8)
State	(2.0)	(0.7)	2.2
Foreign	24.7	(3.9)	3.9

	(13.8)	(2.0)	(6.7)

	$355.7	$138.9	$21.6

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Federal income tax at statutory rate	$367.2	$150.5	$48.6
Foreign income tax rate differential	(28.6)	(13.3)	(2.3)
State income tax, net of federal benefit	9.3	1.4	1.0
Tax benefit of foreign sales income	(5.2)	(6.8)	(3.1)
Nondeductible expenses	7.3	5.0	1.3
Foreign dividends net of FTCs	3.4	6.2	3.2
Change in deferred tax valuation allowance	2.7	(4.4)	(20.3)
Prior year taxes	(3.0)	(2.1)	(7.2)
Other	2.6	2.4	0.4

	$355.7	$138.9	$21.6

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Allowances and operating liabilities	$115.4	$62.4
Net operating loss carryforwards	28.5	11.8
Foreign tax credit carryforwards	0.6	4.8
Capital loss carryforwards	0.2	0.2
Other	19.8	33.5

Total deferred tax assets	164.5	112.7
Valuation allowance for deferred tax assets	(6.8)	(1.9)

	157.7	110.8

Deferred tax liabilities:
Tax over book depreciation	89.0	98.2
Intangible assets	210.0	215.5
Deferred income	55.4	15.6
Other	34.6	44.0

Total deferred tax liabilities	389.0	373.3

Net deferred tax asset (liability)	$(231.3)	$(262.5)

In the United States, the Company has $58.1 million of net operating loss carryforwards as of December 31, 2006, which expire at various dates through 2025. The potential benefit of $20.4 million has been recorded with $3.7 million valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $3.7 million would reduce future income tax expense.
During 2006 the Company recorded $32.1 million in deferred tax assets with a corresponding reduction in goodwill related to the finalization of Varco purchase accounting.
Also in the United States, the Company has $.6 million of excess foreign tax credits as of December 31, 2006, which expire at various dates through 2014. These credits have been allotted a full valuation allowance and would be realized as a reduction of future income tax payments. If the Company ultimately realizes the benefit of these excess foreign tax credits, the valuation allowance of $0.6 million would reduce goodwill.
Outside the United States, the Company has $28.9 million of net operating loss carryforwards as of December 31, 2006. Of this amount, $24.5 million will expire at various dates through 2016 and $4.4 million is available indefinitely. The related potential benefit available of $8.1 million has been recorded with a valuation allowance of $2.3 million. If the Company ultimately realizes the benefit of these net operating losses, the valuation allowance of $2.3 million would reduce income tax expense.
Also outside the United States, the Company has $0.6 million of capital loss carryforwards as of December 31, 2006, which can be carried forward indefinitely. The related potential benefit of $0.2 million has been recorded with a full valuation allowance of $0.2 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a reduction of future income tax expense.
The deferred tax valuation allowance increased $4.9 million and decreased $14.9 million for the periods ending December 31, 2006 and 2005, respectively. Of the net increase recorded in 2006, $2.7 million was recorded as an increase of income tax expense, $1.6 million was recorded as an increase in deferred tax assets and $0.6 million was recorded as an increase in goodwill. Of the net decrease recorded in 2005, $4.4 was recorded as a reduction of income tax expense and $18.1 as a reduction of goodwill. The decreases recorded in 2005 were partially offset by an increase in deferred tax valuation allowances of $7.6 million due to exchange rate movements in foreign jurisdictions. The increase recorded in 2006 resulted from losses sustained in the US by a subsidiary that reports its taxes separately from the consolidated group. The decrease recorded in 2005 occurred primarily in operations outside the United States where earnings improvements resulted in the utilization of loss carryforwards to the extent the valuation allowances were no longer required.
Undistributed earnings of the Company’s foreign subsidiaries amounted to $1,116.3 million and $441.4 million at December 31, 2006 and 2005. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in either U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $43.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2006.
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
In October of 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law which introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are net. The Act provides for a special one-time deduction of 85 percent of certain foreign earnings that are repatriated in either the Company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The maximum amount of the Company’s foreign earnings that qualify for temporary deduction is $408.2 million. The Company repatriated none of its foreign earnings in 2004 or 2005 under the repatriation provisions of the Jobs Act.
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
No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2006.

Summarized financial information is as follows (in millions):
Geographic Areas:

	United			United
	States	Canada	Norway	Kingdom	Other	Total
December 31, 2006
Revenues	$3,985.1	$714.9	$987.2	$402.2	$936.4	$7,025.8
Long-lived assets	596.3	115.8	42.1	88.7	179.2	1,022.1

December 31, 2005
Revenues	$2,646.6	$653.6	$394.8	$298.0	$651.5	$4,644.5
Long-lived assets	584.1	82.7	32.6	57.1	121.1	877.6

December 31, 2004
Revenues	$1,303.6	$403.1	$274.1	$99.7	$237.6	$2,318.1
Long-lived assets	126.1	33.2	33.1	24.4	38.3	255.1
Business Segments:

		Petroleum
		Services &	Distribution	Unallocated/
	Rig Technology	Supplies	Services	Eliminations	Total
December 31, 2006

Revenues	$3,584.9	$2,425.0	$1,369.6	$(353.7)	$7,025.8
Operating profit	608.5	545.6	94.0	(137.0)	1,111.1
Capital expenditures	46.8	138.5	3.7	11.4	200.4
Depreciation and amortization	48.1	100.9	5.3	6.3	160.6
Goodwill	1,168.3	1,034.9	35.2	6.3	2,244.7
Total assets	4,936.8	3,248.3	592.7	241.5	9,019.3

December 31, 2005

Revenues	$2,216.8	$1,645.8	$1,074.5	$(292.6)	$4,644.5
Operating profit	238.4	281.0	46.6	(89.2)	476.8
Capital expenditures	22.9	72.6	3.7	5.8	105.0
Depreciation and amortization	35.4	68.9	5.4	4.9	114.6
Goodwill	1,117.2	959.2	35.0	6.3	2,117.7
Total assets	3,310.3	2,717.5	479.7	171.0	6,678.5

December 31, 2004

Revenues	$1,085.5	$505.5	$905.1	$(178.0)	$2,318.1
Operating profit	102.4	62.7	29.6	(18.7)	176.0
Capital expenditures	15.3	19.5	2.3	1.9	39.0
Depreciation and amortization	16.2	18.5	6.8	2.5	44.0
Goodwill	424.4	173.3	35.1	6.2	639.0
Total assets	1,329.5	720.4	386.5	140.1	2,576.5

16. Quarterly Financial Data (Unaudited)
Summarized quarterly results, were as follows (in millions, except per share data). The 2005 results include Varco operations from the acquisition date of March 11, 2005:

		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter	Total
Year ended December 31, 2006
Revenues	$1,511.8	$1,657.4	$1,777.9	$2,078.7	$7,025.8
Gross Profit	349.8	400.7	442.7	567.4	1,760.6
Net income	120.3	147.9	176.6	239.2	684.0
Net income per basic share	0.69	0.84	1.01	1.36	3.90
Net income per diluted share	0.68	0.84	1.00	1.35	3.87

Year ended December 31, 2005
Revenues	$814.9	$1,215.7	$1,236.5	$1,377.4	$4,644.5
Gross Profit	161.8	255.2	258.7	311.5	987.2
Net income	35.6	61.2	88.5	101.6	286.9
Net income per basic share	0.34	0.35	0.51	0.58	1.83
Net income per diluted share	0.33	0.35	0.50	0.58	1.81

SCHEDULE II
NATIONAL OILWELL VARCO, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005, and 2004

		Additions
		(Deductions)	Charge
	Balance	charged to	offs	Balance
	beginning	costs and	and	end of
	of year	expenses	other	year
	(in millions)
Allowance for doubtful accounts:
2006	$17.4	$17.3	$(4.3)	$30.4
2005	12.8	7.8	(3.2)	17.4
2004	18.3	4.0	(9.5)	12.8

Allowance for excess and obsolete inventories:
2006	$56.8	$36.9	$(7.6)	$86.1
2005	41.2	24.0	(8.4)	56.8
2004	45.3	15.6	(19.7)	41.2

Valuation allowance for deferred tax assets:
2006	$1.9	$2.7	$2.2	$6.8
2005	16.8	(4.4)	(10.5)	1.9
2004	36.9	(20.3)	0.2	16.8

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.2) (7).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Kevin A. Neveu and Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams and Haynes Smith. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (8)

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (8).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 18, 2005.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.