Form 10-Q
period 2007-03-31
NATIONAL OILWELL VARCO INC
filed 2007-05-07
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2007 the registrant had 177,613,656 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,190.2	$957.4
Receivables, net	1,682.1	1,614.6
Inventories, net	1,993.1	1,828.8
Costs in excess of billings	374.7	308.9
Deferred income taxes	106.7	101.6
Prepaid and other current assets	187.0	154.3

Total current assets	5,533.8	4,965.6

Property, plant and equipment, net	1,047.5	1,022.1
Deferred income taxes	59.3	56.1
Goodwill	2,278.1	2,244.7
Intangibles, net	725.7	705.2
Other assets	25.7	25.6

Total assets	$9,670.1	$9,019.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$572.5	$505.2
Accrued liabilities	1,408.1	1,420.2
Billings in excess of costs	733.3	564.4
Current portion of long-term debt and short-term borrowings	107.8	5.6
Accrued income taxes	193.4	169.8

Total current liabilities	3,015.1	2,665.2

Long-term debt	737.8	834.7
Deferred income taxes	437.9	389.0
Other liabilities	71.2	71.4

Total liabilities	4,262.0	3,960.3

Commitments and contingencies

Minority interest	39.8	35.5

Stockholders’ equity:
Common stock – par value $.01; 177,290,970 and 175,571,663 shares issued and outstanding at March 31, 2007 and December 31, 2006	1.8	1.8
Additional paid-in capital	3,521.9	3,461.7
Accumulated other comprehensive income	60.2	46.1
Retained earnings	1,784.4	1,513.9

Total stockholders’ equity	5,368.3	5,023.5

Total liabilities and stockholders’ equity	$9,670.1	$9,019.3

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$2,165.7	$1,511.8

Cost of revenue	1,550.7	1,162.0

Gross profit	615.0	349.8

Selling, general, and administrative	187.9	144.1

Integration costs	—	7.9

Operating profit	427.1	197.8

Interest and financial costs	(12.3)	(13.6)
Interest income	9.1	1.7
Other income (expense), net	(2.9)	(3.0)

Income before income taxes and minority interest	421.0	182.9
Provision for income taxes	140.7	61.3

Income before minority interest	280.3	121.6

Minority interest in income of consolidated subsidiaries	4.4	1.3

Net income	$275.9	$120.3

Net income per share:

Basic	$1.57	$0.69

Diluted	$1.55	$0.68

Weighted average shares outstanding:

Basic	175.9	174.6

Diluted	177.6	176.6

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net income	$275.9	$120.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	47.3	38.4
Excess tax benefit from exercise of stock options	(9.1)	(5.2)
Other	12.0	1.1

Changes in assets and liabilities, net of acquisitions:
Receivables	(69.9)	(65.3)
Inventories	(167.9)	(155.2)
Costs in excess of billings	(65.9)	(6.8)
Prepaid and other current assets	(32.4)	(39.4)
Accounts payable	67.2	37.4
Billings in excess of costs	168.9	96.3
Other assets/liabilities, net	38.1	65.0

Net cash provided by operating activities	264.2	86.6

Cash flow from investing activities:
Purchases of property, plant and equipment	(48.0)	(30.2)
Businesses acquisitions, net of cash acquired	(38.1)	(21.0)
Other	0.3	—

Net cash used by investing activities	(85.8)	(51.2)

Cash flow from financing activities:
Borrowing against lines of credit and other debt	0.4	3.6
Payments against lines of credit and other debt	(1.5)	(5.7)
Proceeds from stock options exercised	42.2	13.2
Excess tax benefit from exercise of stock options	9.1	5.2

Net cash provided by financing activities	50.2	16.3

Effect of exchange rates on cash	4.2	1.9

Increase in cash equivalents	232.8	53.6
Cash and cash equivalents, beginning of period	957.4	209.4

Cash and cash equivalents, end of period	$1,190.2	$263.0

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$9.5	$8.9
Income taxes	$108.8	$39.1
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
The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with our 2006 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
2. Inventories, net
Inventories consist of (in millions):

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$268.6	$266.5
Work in process	621.1	520.9
Finished goods and purchased products	1,103.4	1,041.4

Total	$1,993.1	$1,828.8

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2007	2006
Compensation	$122.1	$160.0
Customer prepayments	541.5	538.4
Warranty	65.5	57.3
Interest	15.6	11.9
Taxes (non income)	28.9	34.1
Insurance	43.5	39.1
Accrued purchase orders	377.0	334.9
Hedge commitments	43.9	33.0
Other	170.1	211.5

Total	$1,408.1	$1,420.2

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$1,682.7	$1,924.0
Estimated earnings	500.5	470.0

	2,183.2	2,394.0
Less: Billings to date	2,541.8	2,649.5

	$(358.6)	$(255.5)

Costs and estimated earnings in excess of billings on uncompleted contracts	$374.7	$308.9
Billings in excess of costs and estimated earnings on uncompleted contracts	(733.3)	(564.4)

	$(358.6)	$(255.5)

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Net income	$275.9	$120.3
Currency translation adjustments	23.1	9.3
Other	(9.0)	6.8

Comprehensive income	$290.0	$136.4

6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Rig Technology	$1,219.8	$715.3
Petroleum Services & Supplies	691.8	541.0
Distribution Services	351.9	326.5
Elimination	(97.8)	(71.0)

Total Revenue	$2,165.7	$1,511.8

Operating Profit:
Rig Technology	$268.8	$93.7
Petroleum Services & Supplies	171.0	115.1
Distribution Services	24.9	20.4
Unallocated expenses and eliminations	(37.6)	(31.4)

Total operating profit	$427.1	$197.8

Operating profit %:
Rig Technology	22.0%	13.1%
Petroleum Services & Supplies	24.7%	21.3%
Distribution Services	7.1%	6.2%

Total Operating Profit %	19.7%	13.1%

Note: Stock-based compensation expense and integration costs have been allocated to the respective business segments and unallocated expenses for all periods presented.
7. Debt
Debt consists of (in millions):

	March 31,	December 31,
	2007	2006
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$101.5	$101.9
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	214.3	215.2
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.5	151.6
Other	28.3	21.6

Total debt	845.6	840.3
Less current portion	107.8	5.6

Long-term debt	$737.8	$834.7

Senior Notes
The Senior Notes contain reporting covenants, and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at March 31, 2007.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At March 31, 2007, there were no borrowings against this facility, and there were $248 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
Other
Other debt includes approximately $24.3 million in promissory notes due to former owners of businesses acquired who remain employed by the company.
At March 31, 2007, there were $252 million of funds available under the revolving credit facility. The company also has $718 million of additional outstanding letters of credit at March 31, 2007, primarily in Norway, that are not under the Company’s senior credit facility.
8. Tax
On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under FIN 48, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective January 1, 2007 for the Company. As required, the Company has recorded the cumulative effect of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings.
The total amount of unrecognized tax benefits as of the date of adoption was $54.5 million. As a result of the implementation of FIN 48, the Company recognized a $9.3 million increase in the liability for unrecognized tax benefits and a $0.6 million increase for accrued interest and penalty which was accounted for as follows (in millions):

Reduction in Retained Earnings (cumulative effect)	$5.4
Additional Goodwill	4.5

Increase in Liability	$9.9

Included in the balance of unrecognized tax benefits at January 1, 2007 are $30.5 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 are $24.0 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations. There have been no significant changes to these amounts during the quarter ended March 31, 2007.
The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of January 1, 2007, the Company had accrued approximately $3.9 million of interest and penalties relating to unrecognized tax benefits.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open for the tax years ending after 2001. Norway also remains open for the 2001 tax year.
The Company is currently under audit by the Internal Revenue Service for its 2003 tax year. The Company anticipates that the IRS will complete its audit by the end of June 2007. The Company does not anticipate that adjustments resulting from this examination, if any, would result in a material impact on its financial position, cash flows or results of operations.
9. Stock-Based Compensation
The Company has a share-based compensation plan known as the National Oilwell Varco Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the plan is 7.5 million. As of March 31, 2007, there remain approximately 3.5 million shares available for future grants under the Plan, all of which are available for grants of stock options, performance awards, restricted stock, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all share-based compensation arrangements under the Plan was $8.9 million and $6.8 million for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $2.9 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively.
During the three months ended March 31, 2007, the Company granted 1,162,650 stock options, 298,550 restricted stock award shares and 200,250 performance-based restricted stock award shares. The stock options were granted March 1, 2007 with an exercise price of $70.45. These options vest over a three-year period from grant date. The restricted stock award shares were also granted March 1, 2007. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested. The performance-based restricted stock award shares were granted March 26, 2007. Of the total amount of 200,250 performance-based restricted stock award shares granted, 66,750 will be 100% vested 18 months from date of grant, with a performance condition of the Company’s operating profit level growth from January 1, 2007 to June 30, 2008 needing to exceed the median operating profit level growth of a designated peer group over the same period. The remaining 133,500 performance-based restricted stock award shares will be 100% vested 36 months from date of grant, with a performance condition of the Company’s average operating profit level growth from January 1, 2007 to December 31, 2009 needing to exceed the median operating profit level growth of a designated peer group over the same period.
10. Derivative Financial Instruments
Except for certain foreign currency forward contracts and interest rate swap agreements discussed below, all derivative financial instruments we hold are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of designated derivative financial instruments are deferred and recognized in earnings as revenues or costs of sales as the underlying transactions occur.
We use foreign currency forward contracts and options to mitigate our exposure to changes in foreign currency exchange rates on recognized nonfunctional currency monetary accounts, forecasted transactions and firm sale and purchase commitments to better match the local currency cost components of non-functional currency transactions. Such arrangements typically have terms between two and 15 months, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At March 31, 2007, we had entered into foreign currency forward contracts with notional amounts aggregating $150.9 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Ineffectiveness was not material on these foreign currency forward contracts. Based on quoted market prices as of March 31, 2007 for contracts with similar terms and maturity dates, we have recorded a gain of $1.0 million, net of tax of $0.3 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. It is expected that all of this gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the first quarter of 2008.
At March 31, 2007, the Company had foreign currency forward contracts with notional amounts aggregating $1,693.5 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of March 31, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $32.8 million to adjust these foreign currency forward contracts to their fair market values. This gain offsets designated losses on firm commitments. The Company currently has fair value hedges in place through the third quarter of 2010. A loss from ineffectiveness of $0.1 million is included in earnings related to these foreign currency forward contracts.

The Company had foreign currency forward contracts with notional amounts aggregating $69.2 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair values of these contracts are recorded each period in current earnings.
As of March 31, 2007, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges. The swaps are marked-to-market, and any change in their value is reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.2 million decrease in interest expense for the three months ended March 31, 2007.
11. Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$275.9	$120.3

Denominator:
Basic—weighted average common shares outstanding	175.9	174.6
Dilutive effect of employee stock options and other unvested stock awards	1.7	2.0

Diluted outstanding shares	177.6	176.6

Basic earnings per share	$1.57	$0.69

Diluted earnings per share	$1.55	$0.68

12. Subsequent Event
On April 19, 2007, the Company acquired the business and operating assets of Gammaloy Holdings, L.P. and Marlex Energy Services Company.
13. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, SFAS 157 will have on our financial disclosures as well as our consolidated financial position, cash flows, and results from operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument by instrument basis. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s consolidated financial statements once it becomes effective on January 1, 2008.

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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; and cranes. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling activity, which drives demand for after-market service, repair, training and spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including new operations in Canada, Norway, the United Kingdom, China, and Belarus.
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

Executive Summary
National Oilwell Varco generated earnings of $275.9 million or $1.55 per fully diluted share in its first quarter ended March 31, 2007, on revenues of $2,165.7 million. Earnings increased 15 percent sequentially from the fourth quarter of 2006 to the first quarter of 2007, and increased 128 percent from the first quarter of 2006 to the first quarter of 2007. The Company’s first quarter revenues improved four percent compared to the fourth quarter of 2006 and 43 percent compared to the first quarter of 2006. Operating profit was $427.1 million, or 19.7 percent of sales, an increase of 12 percent compared to the fourth quarter of 2006 and an increase of 116 percent compared to the first quarter of 2006. Flow-through, or the increase in operating profit divided by the increase in revenue, was 53 percent from the fourth quarter of 2006 to the first quarter of 2007, and 35 percent from the first quarter of 2006. All three of our business segments posted higher revenue, higher operating profit, and higher operating margins compared to the first quarter of 2006, and two of our three segments posted higher revenue, operating profit, and operating margins compared to the fourth quarter of 2006. The historical segment results discussed below, including the results of the Company’s first quarter ended March 31, 2007, are presented with stock-based compensation expenses allocated to the segments.
Oil & Gas Equipment and Services Market
Activity levels and demand for our products and services remained very strong in most of our markets through the first quarter of 2007, following significant increases over the past three years. Recovering economies of developed nations, and the desire for improved standards of living among many in developing nations, have increased demand for oil and gas. As a result, oil and gas prices have increased significantly compared to price levels only a few years ago, which has led to rising levels of exploration and development drilling in many oil and gas basins around the globe.
The worldwide count of rigs actively drilling during the first quarter of 2007 as measured by Baker Hughes increased four percent from the fourth quarter of 2006, and five percent from the first quarter of 2006. The rig count is a good measure of the level of oilfield activity and spending. U.S. rig activity was generally flat from the fourth quarter to the first (up less than one percent), but our domestic oilfield service businesses posted strong sequential sales gains nevertheless, due to a combination of higher pricing and higher volumes. The Company expects oilfield activity in the U.S. to rise modestly through the remainder of the year, provided oil and gas prices remain high. Rig activity in Canada increased sequentially from the fourth quarter to the first, but remained below year earlier levels, and remained seasonally weak. Gas prices declined in the third quarter of 2006, which together with the strengthening Canadian dollar, tight labor markets, higher oilfield service costs, and changes in the tax treatment of royalty income trusts, led to a general softening of oilfield market conditions in Canada late last year. The Company’s outlook for Canadian activity remains guarded, but steadily improving gas prices over the past six months may lead to an increase in drilling activity there later in the year. Canada accounted for approximately three percent of the Company’s Rig Technology segment sales, 11 percent of its Petroleum Services & Supplies sales, and 20 percent of its Distribution Services sales during the first quarter. The rig count in non-North American markets, which tend to be driven more by oil prices, continued to increase in the first quarter, and the Company expects international markets to show continued growth in 2007 provided oil prices remain high. The international rig count increased three percent from the fourth quarter to the first, and is up ten percent from the first quarter of 2006. Sustained weaker commodity prices in any of these markets would likely cause rig activity, and associated demand for the Company’s products and services, to decline.
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
The rise in demand for drilling rigs has driven rig dayrates sharply higher over the past few years, which has increased cash flows and available financing to drilling contractors. Rising dayrates have caused many older rigs to be placed back into service, and many of these have been upgraded with equipment and capabilities to make them more competitive. The Company has played an important role in providing the equipment, consumables and services needed to reactivate many of these older rigs.
Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and the 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Many new land rigs have entered the market in North America since 2005, and several operators have discovered the benefits of newer, more efficient rigs. There appears to be emerging a significant preference for modern rigs in the market, and older rigs are being replaced by new rigs. As a result our backlog of drilling equipment has doubled, from $3.2 billion a year ago to $6.4 billion at March 31, 2007. The backlog increased six percent in the first quarter compared to the end of 2006, despite a general softening of rig dayrates in several rig categories. As a result of this trend, the Company has benefited from incremental demand for new rigs, as well as new products (such as our small iron roughnecks for land rigs, our LXT BOP’s, our Safe-T-Lite pump liner systems, among others) to upgrade certain rig functions to make them safer and more efficient.
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
While the increasingly efficient equipment provided by the Company has mitigated the effect, high activity levels have increased demand for personnel in the oilfield. Consequently, the Company, its customers and its suppliers have experienced wage inflation in certain markets. Hiring experienced drilling crews has been challenging for the drilling industry and the Company believes crews generally prefer working on newer, more modern rigs. The Company’s products which save labor and increase efficiency (such as its automatic slips and pipe handling equipment) also make the rig crew’s jobs easier, and make the rig a more desirable place to work.
Finally, the increase in drilling rig dayrates has made the economics of building new rigs compelling in many markets. For the first time in many years, the world is actively building land rigs and offshore rigs. Approximately 80 new jackup rigs and 50 new floating rigs have been commenced since early 2005. The world’s rig fleet is aging. The average floating rig is 22 years old, the average jackup rig is 24 years old, and the average land rig is estimated to be between 25 and 30 years old. We believe that new rigs we supply are replacing older models that are too antiquated to attract experienced drilling crews or compete effectively. In spite of the many new jackup rigs scheduled for delivery over the next three years, it would take the industry more than 20 years to fully replace the fleet of jackup rigs at the current rate of replacement, and the average age of the fleet will continue to increase. The growth in our backlog of capital equipment since early 2005 illustrates the pressing needs of the drilling industry, which invested very little capital in new drilling equipment for more than 20 years.
Segment Performance
Revenues for our Rig Technology segment were $1,219.8 million for the first quarter, an increase of seven percent from the fourth quarter of 2006, and an increase of 71 percent from the first quarter of 2006. Operating profit was $268.8 million or 22.0 percent of revenue. The segment generated sequential operating profit flow-through of 52 percent, and year-over-year flow-through of 35 percent. Several strategic initiatives are contributing to the segment’s financial results. In addition to improved pricing, the segment benefited from several efficiencies arising from manufacturing initiatives completed in 2005 and 2006 enabled by the consolidation of National Oilwell’s and Varco’s manufacturing infrastructure to better load its plants following the merger. The segment has launched lean manufacturing and cellular manufacturing techniques in seven of its 24 manufacturing plants. The segment has worked closely with its suppliers to manage costs of execution, including day-to-day management of production in certain plants owned by our suppliers. Higher production volumes permit greater overhead absorption and operating leverage, and the segment also benefited from more standardized, consistent product mix and rig designs. Similar rig designs reduce the engineering and design costs for us, and reduce the risk of delays for our customers. Our large backlog also permits us to place larger orders with suppliers, and provides more visibility into the future. The segment’s first quarter results also benefited from the addition of Rolligon’s results, which was acquired in the fourth quarter of 2006. Selective investments in new tools and machines have contributed to the segment’s growth as well. Our strategy targets the premium end of the market, emphasizing technology, quality and reliability. Backlog for the Rig Technology segment increased in the first quarter as it contracted $1,179.1 million in new orders, and generated revenue out of its backlog of $789.8 million during the quarter. New orders declined approximately seven percent from the fourth quarter of 2006, excluding order additions of $133 million in the fourth quarter that entered the backlog through the Rolligon acquisition. The Company has the capability to supply up to approximately $48 million of equipment for a typical jackup rig, up to $260 million of equipment for a new floating rig, and effectively all of a new land rig (which can range in price from less than $1 million for a well service rig to over $50 million for a large, harsh environment rig). The mix of the segment’s March 31, 2007 backlog was approximately

28 percent land equipment and 72 percent offshore equipment. Approximately 82 percent of backlog is destined for international locations, and 18 percent is destined for domestic locations. The revenue scheduled to flow out of backlog as of March 31, 2007 is approximately $2.5 billion for the remainder of 2007, $2.1 billion for 2008, and $1.8 billion in 2009 and beyond. The segment has commissioned 11 new jackup rigs since 2005, and execution of these projects has been good. As a result of our improving throughput from manufacturing, quoted deliveries on drilling components have remained roughly level since last summer.
High oil and gas activity levels also increased demand for the Company’s Petroleum Services & Supplies segment in the first quarter of 2007. The segment posted record revenues of $691.8 million, an increase of three percent from the fourth quarter and an increase of 28 percent from the first quarter of 2006. Operating profit was $171.0 million, or 24.7 percent of sales, up slightly from the fourth quarter and up 340 basis points from the first quarter of last year. Operating profit flow-through was 34 percent from the fourth quarter, and 37 percent from the first quarter of 2006. The full quarter results from the segment’s NQL acquisition and strong domestic sales contributed to the revenue growth, offsetting lower seasonal results from pipeline inspection. Oilfield pipe inspection services in the Eastern Hemisphere and the U.S. improved, despite continued reduction of domestic distributor’s pipe inventories through the first quarter, and demand continued to rise for pipe coating services and hardbanding of drillpipe. Sales of coiled tubing, fiberglass pipe, fluid end modules, drilling expendables, multiplex pumps and dies and insets all increased worldwide, except Canada, where market conditions remained seasonally soft. Solids control and rig instrumentation sales were down slightly on weaker Latin American results and lower equipment shipments into international markets, but nevertheless both products posted higher operating profit and margins sequentially. The segment’s margins benefited from lower fiberglass and resin costs, but the relative stability of nickel, copper and bronze prices of the past few months appears to be diminishing, and we expect alloy prices to increase in the second quarter. The integration of the NQL acquisition, which strengthened the segment’s position as the leading supplier of drilling motors, is proceeding well. The Company announced in the second quarter of 2007 that it acquired the assets of Gammaloy and Marlex, which rent non-magnetic drill collars and other downhole tools used within the bottom-hole assembly, and provide manufacturing and support services for various downhole tools requiring high-precision machining. This acquisition complements the segment’s offering of downhole tools, and positions the Company to provide a more complete solution to our directional drilling customers, who rent and buy both our motors as well as the non-magnetic drillstring components offered by Gammaloy. We expect to expand the Gammaloy and Marlex product lines globally through our extensive international infrastructure, including our new downhole tools facility we expect to open in Dubai later this year.
Sales for our Distribution Services segment softened sequentially in the first quarter after record results in the fourth quarter. Revenues were $351.9 million, down five percent sequentially, but up eight percent from the first quarter of last year. Operating profit was $24.9 million and operating margins were 7.1 percent, after stock-based compensation charges which impacted margins by approximately 20 basis points. Operating margins improved 80 basis points from the first quarter of 2006, and operating profit decremental flow-through was 19 percent sequentially, and incremental operating profit flow-through was 18 percent from the prior year quarter. The business struggled in the first quarter with difficult market conditions in Canada, which accounted for 20 percent of its first quarter revenue. One of the segment’s large alliance partner customers significantly reduced its Canadian activity, and several operators announced plans to reduce drilling in Canada during the first quarter. However, the segment responded quickly by closing or rationalizing several stores and cutting costs. The U.S. posted solid results, led by the Rocky Mountain and Gulf Coast areas. Three new stores were opened in the U.S. during the quarter, and the segment continues to pursue new alliance agreements with new partners. International distribution posted growth in the North Sea, but flow-throughs were adversely impacted by start up costs associated with a new alliance agreement. Saudi Arabia also posted growth in the first quarter, and the segment opened its first store in Egypt.
Outlook
We believe that the outlook for the Company for 2007 remains positive, as historically high commodity prices are expected to keep overall oil and gas activity high, and as the Company enters 2007 with a record level of backlog for capital equipment for its Rig Technology group. Historically high levels of drilling across the U.S. and several major markets, including the Middle East, North Africa, the Far East and the North Sea, are expected to continue to drive good results. Nevertheless, seasonally high gas storage levels could result in lower gas prices, which could lead to reductions in activity in North America, where most drilling is directed at gas. However, we believe that a decline in North American gas drilling, were it to occur, would be short lived, owing to the high decline rates that many gas wells experience. Gas production from resource plays (coal bed methane, tight sands and shales) has increased to about 40 percent of total U.S. gas production, and is believed to exhibit higher decline rates than conventional reservoirs. We believe in the longer term North America faces significant gas deliverability issues. North America has been unable to meaningfully increase gas production despite significantly higher levels of gas drilling over the past several years.
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
Quotation activity for the Rig Technology segment’s capital equipment remains high, mostly in international markets, including several potential offshore drilling rigs being considered, platform rig upgrade activity in the North Sea, and land and offshore rigs for the Middle East, North Africa, India, China, Russia and the Caspian region. Bidding activity for North American land rigs has softened slightly, as expected due to lower rig dayrates in certain markets, but interest for land rigs in several major international markets appears to be building. Interest in new offshore rig construction projects remains high, with several new shipyards bidding new hulls to various drilling contractors. Based on high levels of quotation activity, the segment expects its backlog to increase again in the second quarter, provided that some of these bids are accepted by its customers. Historically we have expected operating profit flow-through for the group to approximate 22 percent, but now expect that the improved pricing and efficiencies may enable us to exceed this level, as the segment has done for the past few quarters.
Last year our Petroleum Services & Supplies segment’s Canadian service businesses declined approximately $11 million in operating profit from the first quarter to the second due to the seasonal breakup in Canada. The breakup underway there during the second quarter will likely be more severe this year, but we expect growth in international markets to roughly offset the seasonal declines in Canada during the second quarter, subject to the segment’s success in achieving price increases among other factors. Historically, the operating profit flow-through for the segment has been in the range of 30 percent.
The Company’s Distribution Services segment operates in a very competitive market, which makes further margin expansion beyond the record margins posted in recent quarters very challenging. Additionally, the seasonal effect of the Canadian breakup is expected to pressure margins during the second quarter; however, we are targeting further international expansion underpinned by new strategic alliances in 2007, and believe that these will fuel additional growth during the second half of 2007.
The Company expects its capital spending in 2007 to be approximately $250 million, owing to recent increases in investment in its Rig Technology group. The tax rate for the year is expected to be between 33 percent and 34 percent.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2007 and 2006, and the fourth quarter of 2006 include the following:

				%	%
				1Q07 v	1Q07 v
	1Q07*	1Q06*	4Q06*	1Q06	4Q06
Active Drilling Rigs:
U.S.	1,732	1,520	1,720	13.9%	0.7%
Canada	532	665	440	(20.0%)	20.9%
International	982	895	952	9.7%	3.2%

Worldwide	3,246	3,080	3,112	5.4%	4.3%
Active Workover Rigs:
U.S.	1,485	1,527	1,523	(2.8%)	(2.5%)
Canada	753	707	577	6.5%	30.5%

North America	2,238	2,234	2,100	0.2%	6.6%

West Texas Intermediate	$58.14	$63.18	$59.96	(8.0%)	(3.0%)
Crude Prices (per barrel)

Natural Gas Prices ($/mmbtu)	$7.20	$7.71	$6.65	(6.6%)	8.3%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2007 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 5.4% (from 3,080 to 3,246) and 13.9% (from 1,520 to 1,732), respectively, in the first quarter of 2007 compared to the first quarter of 2006. The average per barrel price of West Texas Intermediate Crude decreased 8.0% (from $63.18 per barrel to $58.14 per barrel) and natural gas prices decreased 6.6% (from $7.71 per mmbtu to $7.20 per mmbtu) in the first quarter of 2007 compared to the first quarter of 2006.
U.S. rig activity at April 27, 2007 was 1,747 rigs compared to the first quarter average of 1,732 rigs. The price for West Texas Intermediate Crude was at $66.46 per barrel as of April 27, 2007. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows.

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Rig Technology	$1,219.8	$715.3
Petroleum Services & Supplies	691.8	541.0
Distribution Services	351.9	326.5
Eliminations	(97.8)	(71.0)

Total Revenue	$2,165.7	$1,511.8

Operating Profit:
Rig Technology	$268.8	$93.7
Petroleum Services & Supplies	171.0	115.1
Distribution Services	24.9	20.4
Unallocated expenses and eliminations	(37.6)	(31.4)

Total Operating Profit	$427.1	$197.8

Operating Profit %:
Rig Technology	22.0%	13.1%
Petroleum Services & Supplies	24.7%	21.3%
Distribution Services	7.1%	6.2%

Total Operating Profit %	19.7%	13.1%

Note: Stock-based compensation expense and integration costs have been allocated to the respective business segments and unallocated expenses for all periods presented.
Rig Technology
Three Months Ended March 31, 2007 and 2006. Rig Technology revenue in the first quarter of 2007 was $1,219.8 million, an increase of $504.5 million (71%) compared to the same period of 2006. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters.
Operating profit from Rig Technology was $268.8 million for the quarter ended March 31, 2007, an increase of $175.1 million (187%) over the same period of 2006. The increase in operating profit was the result of higher pricing on rig equipment and continued improvement in operating efficiency.
Petroleum Services & Supplies
Three Months Ended March 31, 2007 and 2006. Revenue from Petroleum Services & Supplies was $691.8 million for the first quarter of 2007 compared to $541.0 million for the first quarter of 2006, an increase of $150.8 million (28%). The increase is attributable to higher demand for virtually all products and services offered by the segment. These increases were the result of strong U.S. and international drilling markets, as reflected by rig count increases of 13.9% and 9.7%, respectively, in the first quarter of 2007 compared to the same period 2006. The growth is also attributable to four acquisitions completed since the first quarter of 2006 in the Petroleum Services & Supplies segment, resulting in an increase of $39.5 million to revenue.
Operating profit from Petroleum Services & Supplies was $171.0 million for the first quarter of 2007 compared to $115.1 million for the first quarter of 2006, an increase of $55.9 million (49%). The increase was attributable to higher profitability across all products, driven by higher volumes and improved pricing and increased efficiency in manufacturing segments. The impact on operating profit from the four acquisitions was $9.9 million.

Distribution Services
Three Months Ended March 31, 2007 and 2006. Revenue from Distribution Services was $351.9 million, an increase of $25.4 million (8%) during the first quarter of 2007 over the comparable 2006 period. The increase can be attributed to the greater number of rigs operating worldwide during the first quarter, which was 5.4% higher than the same period for 2006. U.S. and international rigs operating remained strong but were offset by a decline in Canada.
Operating profit of $24.9 million in the first quarter of 2007 increased $4.5 million over the prior year results due to gross margin improvement on higher revenue volumes coupled with strong expense management worldwide.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $37.6 million for the three months ended March 31, 2007, compared to $31.4 million for the same period of 2006. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Interest and financial costs
Interest and financial costs were $12.3 million for the three months ended March 31, 2007, compared to $13.6 million for the three months ended March 31, 2006. The decrease in interest costs for 2007 compared to 2006 was due to favorable interest rate movements on the Company’s outstanding interest rate swap agreements.
Other income (expense), net
Other income (expense), net was an expense of $2.9 million for the three months ended March 31, 2007, compared to expense of $3.0 million for the same period of 2006.
Provision for income taxes
The effective tax rate for the three months ended March 31, 2007 was 33.4%, compared to 33.5% for the same period in 2006. The lower 2007 rate reflect a higher percentage of earnings in foreign jurisdictions with lower tax rates, increased state income tax expense resulting from the enactment of the new Texas Margin Tax, and reduced benefits in the U.S. associated with export sales in 2007 compared to 2006. The U.S. laws granting this tax benefit were repealed as part of the American Jobs Creation Act of 2004, and this benefit was phased out in 2006. A new tax benefit associated with U.S. manufacturing operations passed into law under the same act will be phased in over the next four years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in the amount to the export benefit.
Liquidity and Capital Resources
At March 31, 2007, the Company had cash and cash equivalents of $1,190.2 million, and total debt of $845.6 million. At December 31, 2006, cash and cash equivalents were $957.4 million and total debt was $840.3 million. The Company’s outstanding debt at March 31, 2007 consisted of $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, $100.0 million of 7.5% Senior Notes due 2008, and other debt of $45.6 million.
For the first three months of 2007, cash provided by operating activities was $264.2 million compared to cash provided by operating activities of $86.6 million in the same period of 2006. Cash was provided by operations primarily through net income of $275.9 million plus non-cash charges of $47.3 million, increases in accounts payable of $67.2 million, increases in billings in excess of costs of $168.9 million, and increases in other assets/liabilities, net of $38.1 million. The increase in accounts payable and billings in excess of costs were mainly due to increases in customer deposits and customer prepayments on rig construction projects. These positive cash flows were offset by increases in receivables of $69.9 million, increases in costs in excess of billings of $65.9 million and increases in inventories of $167.9 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first three months of 2007 compared to the fourth quarter of 2006, while inventory increased due to growing backlog orders.
For the first three months of 2007, cash used by investing activities was $85.8 million compared to cash used of $51.2 million for the same period of 2006. Capital expenditures totaled approximately $48.0 million in the first three months of 2007, primarily related to the Petroleum Services & Supplies service and rental businesses.

For the first three months of 2007, cash provided by financing activities was $50.2 million compared to cash provided of $16.3 million for the same period of 2006. Cash proceeds from exercised stock options was $42.2 million for the first three months of 2007.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The facility is available for general corporate purposes and acquisitions, including letters of credit and performance bonds. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At March 31, 2007, there were no borrowings against this facility. At March 31, 2007, there were $248 million in outstanding letters of credit in this facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate. The Company also has $718 million of additional outstanding letters of credit at March 31, 2007, primarily in Norway, that are not under the Company’s senior credit facility. This increased letter of credit exposure is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credits.
The Company’s cash balance as of March 31, 2007 was $1,190.2 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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
Inflation has not had a material impact on our operating results or financial condition in recent years. We believe that the higher costs for labor, energy, steel and other commodities experienced in 2006 and 2007 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, energy or other commodity prices may adversely impact future periods.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, SFAS 157 will have on our financial disclosures as well as our consolidated financial position, cash flows, and results from operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument by instrument basis. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s consolidated financial statements once it becomes effective on January 1, 2008.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange loss in our income statement of approximately $1.3 million in the first three months of 2007, compared to $0.6 million in the same period of the prior year. The losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Further strengthening of currencies against the U.S. dollar may continue to create similar losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
At March 31, 2007, we had entered into foreign currency forward contracts with notional amounts aggregating $150.9 million to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Ineffectiveness was not material on these foreign currency forward contracts. Based on quoted market prices as of March 31, 2007 and 2006 for contracts with similar terms and maturity dates, we have recorded a gain of $1.0 million and $0.3 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. It is expected that $1.0 million of the gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the first quarter of 2008.
The Company had foreign currency forward contracts with notional amounts aggregating $1,693.5 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of March 31, 2007 and 2006 for contracts with similar terms and maturity dates, we recorded a gain of $32.8 million and $1.3 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is offset by designated losses on the firm commitments. A loss from ineffectiveness of $0.1 million for the first three months of 2007 was included in earnings related to these forward contracts.
The Company had foreign currency forward contracts with notional amounts aggregating $69.2 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.

The maturity of the above forward contracts by currency is:

Hedge Classification	Currency	2007	2008	2009	2010	Total
Cash Flow	USD	$148.1	$2.8	$—	$—	$150.9

Fair Value	EUR	$116.9	$60.4	$5.5	$—	$182.8
	GBP	15.1	5.7	0	—	20.8
	KRW	0.4	0.6	0	—	1.0
	SGD	6.8	3.3	1.2	—	11.3
	USD	879.6	469.3	127.1	1.6	1,477.6

		$1,018.8	$539.3	$133.8	$1.6	$1,693.5

Balance Sheet	EUR	$0.6	$—	$—	$—	$0.6
	GBP	0.7	—	—	—	0.7
	USD	67.9	—	—	—	67.9

		$69.2	$—	$—	$—	$69.2

Total		$1,236.1	$542.1	$133.8	$1.6	$1,913.6

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $71.7 million as of March 31, 2007 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $4.7 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At March 31, 2007 our long term borrowings consisted of $100 million in 7.5% Senior Notes, $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes and $150 million in 5.5% Senior Notes. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of March 31, 2007, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.2 million decrease in interest expense for the three months ended March 31, 2007.

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

PART II — OTHER INFORMATION
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 25.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2007	By:	/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.2) (7).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreements with Kevin A. Neveu and Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams and Haynes Smith. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (8).

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (8).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

10.8	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (9).

10.9	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (9).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 18, 2005.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.