Form 10-Q
period 2007-06-30
NATIONAL OILWELL VARCO INC
filed 2007-08-02
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2007 the registrant had 178,198,491 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,032.7	$957.4
Receivables, net	1,886.2	1,614.6
Inventories, net	2,243.2	1,828.8
Costs in excess of billings	440.4	308.9
Deferred income taxes	115.7	101.6
Prepaid and other current assets	231.1	154.3

Total current assets	5,949.3	4,965.6

Property, plant and equipment, net	1,133.4	1,022.1
Deferred income taxes	40.3	56.1
Goodwill	2,373.7	2,244.7
Intangibles, net	785.3	705.2
Other assets	28.3	25.6

Total assets	$10,310.3	$9,019.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$587.3	$505.2
Accrued liabilities	1,576.6	1,420.2
Billings in excess of costs	819.8	564.4
Current portion of long-term debt and short-term borrowings	110.0	5.6
Accrued income taxes	126.3	169.8

Total current liabilities	3,220.0	2,665.2

Long-term debt	740.7	834.7
Deferred income taxes	424.2	389.0
Other liabilities	71.7	71.4

Total liabilities	4,456.6	3,960.3

Commitments and contingencies

Minority interest	44.2	35.5

Stockholders’ equity:
Common stock – par value $.01; 178,104,322 and 175,571,663 shares issued and outstanding at June 30, 2007 and December 31, 2006	1.8	1.8
Additional paid-in capital	3,574.6	3,461.7
Accumulated other comprehensive income	130.2	46.1
Retained earnings	2,102.9	1,513.9

Total stockholders’ equity	5,809.5	5,023.5

Total liabilities and stockholders’ equity	$10,310.3	$9,019.3

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$2,384.9	$1,657.4	$4,550.6	$3,169.2
Cost of revenue	1,701.1	1,256.7	3,251.8	2,418.7

Gross profit	683.8	400.7	1,298.8	750.5
Selling, general, and administrative	186.6	154.1	374.5	298.2
Integration costs	—	—	—	7.9

Operating profit	497.2	246.6	924.3	444.4

Interest and financial costs	(13.1)	(13.0)	(25.4)	(26.6)
Interest income	10.0	3.3	19.1	5.0
Other income (expense), net	(0.8)	(11.0)	(3.7)	(14.0)

Income before income taxes and minority interest	493.3	225.9	914.3	408.8
Provision for income taxes	172.0	76.3	312.7	137.6

Income before minority interest	321.3	149.6	601.6	271.2
Minority interest in income of consolidated subsidiaries	2.8	1.7	7.2	3.0

Net income	$318.5	$147.9	$594.4	$268.2

Net income per share:

Basic	$1.80	$0.84	$3.37	$1.53

Diluted	$1.79	$0.84	$3.36	$1.52

Weighted average shares outstanding:

Basic	177.2	175.2	176.6	174.9

Diluted	178.2	176.6	177.2	176.6

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities:
Net income	$594.4	$268.2
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	99.2	77.1
Excess tax benefit from exercise of stock options	(16.4)	(10.4)
Other	18.0	12.3

Changes in assets and liabilities, net of acquisitions:
Receivables	(264.0)	(128.7)
Inventories	(410.3)	(338.1)
Costs in excess of billings	(131.5)	(36.1)
Prepaid and other current assets	(76.8)	(60.3)
Accounts payable	78.1	221.3
Billings in excess of costs	255.4	176.3
Other assets/liabilities, net	169.0	183.8

Net cash provided by operating activities	315.1	365.4

Cash flow from investing activities:
Purchases of property, plant and equipment	(121.6)	(82.7)
Businesses acquisitions, net of cash acquired	(237.4)	(22.4)
Other	0.6	0.1

Net cash used by investing activities	(358.4)	(105.0)

Cash flow from financing activities:
Borrowing against lines of credit and other debt	1.6	29.3
Payments against lines of credit and other debt	(6.4)	(31.3)
Proceeds from stock options exercised	75.3	27.0
Excess tax benefit from exercise of stock options	16.4	10.4

Net cash provided by financing activities	86.9	35.4

Effect of exchange rates on cash	31.7	10.5

Increase in cash equivalents	75.3	306.3
Cash and cash equivalents, beginning of period	957.4	209.4

Cash and cash equivalents, end of period	$1,032.7	$515.7

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$27.6	$27.0
Income taxes	$353.0	$116.8
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
2. Inventories, net
Inventories consist of (in millions):

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$372.2	$266.5
Work in process	750.7	520.9
Finished goods and purchased products	1,120.3	1,041.4

Total	$2,243.2	$1,828.8

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2007	2006
Compensation	$142.6	$160.0
Customer prepayments	556.3	538.4
Warranty	73.7	57.3
Interest	11.8	11.9
Taxes (non income)	32.5	34.1
Insurance	47.9	39.1
Accrued purchase orders	471.5	334.9
Hedge commitments	54.4	33.0
Other	185.9	211.5

Total	$1,576.6	$1,420.2

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$2,104.0	$1,924.0
Estimated earnings	678.6	470.0

	2,782.6	2,394.0
Less: Billings to date	3,162.0	2,649.5

	$(379.4)	$(255.5)

Costs and estimated earnings in excess of billings on uncompleted contracts	$440.4	$308.9
Billings in excess of costs and estimated earnings on uncompleted contracts	(819.8)	(564.4)

	$(379.4)	$(255.5)

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$318.5	$147.9	$594.4	$268.2
Currency translation adjustments	66.7	47.5	89.8	56.8
Other, net of tax	3.3	2.3	(5.7)	9.1

Comprehensive income	$388.5	$197.7	$678.5	$334.1

6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rig Technology	$1,409.2	$845.8	$2,629.0	$1,561.1
Petroleum Services & Supplies	746.1	589.9	1,437.9	1,130.9
Distribution Services	344.8	319.1	696.7	645.6
Elimination	(115.2)	(97.4)	(213.0)	(168.4)

Total Revenue	$2,384.9	$1,657.4	$4,550.6	$3,169.2

Operating Profit:
Rig Technology	$340.8	$134.1	$609.6	$227.8
Petroleum Services & Supplies	177.8	127.0	348.8	242.1
Distribution Services	23.1	20.2	48.0	40.6
Unallocated expenses and eliminations	(44.5)	(34.7)	(82.1)	(66.1)

Total operating profit	$497.2	$246.6	$924.3	$444.4

Operating profit %:
Rig Technology	24.2%	15.9%	23.2%	14.6%
Petroleum Services & Supplies	23.8%	21.5%	24.3%	21.4%
Distribution Services	6.7%	6.3%	6.9%	6.3%
Total Operating Profit %	20.8%	14.9%	20.3%	14.0%

7. Debt
Debt consists of (in millions):

	June 30,	December 31,
	2007	2006
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$101.0	$101.9
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	213.5	215.2
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.4	151.6
Other	34.8	21.6

Total debt	850.7	840.3
Less current portion	110.0	5.6

Long-term debt	$740.7	$834.7

Senior Notes
The Senior Notes contain reporting covenants, and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at June 30, 2007.
Revolver Facility
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At June 30, 2007, there were no borrowings against this facility, and there were $251 million in outstanding letters of credit. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
Other
Other debt includes approximately $22.9 million in promissory notes due to former owners of businesses acquired who remain employed by the company.
At June 30, 2007, there were $249 million of funds available under the revolving credit facility. The company also has $818 million of additional outstanding letters of credit at June 30, 2007, primarily in Norway, that are not under the Company’s senior credit facility.
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

Included in the balance of unrecognized tax benefits at January 1, 2007 are $30.5 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 are $24.0 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations. There have been no significant changes to these amounts during the quarter ended June 30, 2007.
The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of June 30, 2007, the Company has accrued approximately $5.0 million of interest and penalties relating to unrecognized tax benefits.
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
During the quarter ended June 30, 2007 the Internal Revenue Service completed its audit of the Company’s 2003 tax year. There were no adjustments resulting from this examination that will have a material impact on the Company’s financial position, cash flows or results of operations.
9. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the plan is 7.5 million. As of June 30, 2007, there remain approximately 3.4 million shares available for future grants under the Plan, all of which are available for grants of stock options, performance awards, restricted stock, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $21.2 million and $15.1 million for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all stock-based compensation arrangements under the Plan was $6.9 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively.
During the six months ended June 30, 2007, the Company granted 1,190,650 stock options, 313,951 restricted stock award shares and 200,250 performance-based restricted stock award shares. The grant of 1,190,650 stock options was made by the Company as follows: 1,162,650 stock options were granted March 1, 2007 with an exercise price of $70.45 and 28,000 stock options were granted on June 5, 2007 with an exercise price of $98.14. These options vest in equal annual installments over a three-year period from grant date. The grant of 313,951 restricted stock awards was made by the Company as follows: 298,550 restricted stock award shares were granted March 1, 2007, 8,800 restricted stock award shares were granted on May 16, 2007 and 6,601 restricted stock award shares were granted on June 5, 2007. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested, except for the 6,601 restricted stock award shares granted on June 5, 2007 which vest in equal annual installments over a three-year period from the date of grant. The performance-based restricted stock award shares were granted March 26, 2007. Of the total amount of 200,250 performance-based restricted stock award shares granted, 66,750 will be 100% vested 18 months from date of grant, with a performance condition of the Company’s operating profit level growth from January 1, 2007 to June 30, 2008 needing to exceed the median operating profit level growth of a designated peer group over the same period. The remaining 133,500 performance-based restricted stock award shares will be 100% vested 36 months from date of grant, with a performance condition of the Company’s average operating profit level growth from January 1, 2007 to December 31, 2009 needing to exceed the median operating profit level growth of a designated peer group over the same period.

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
We use foreign currency forward contracts and options to mitigate our exposure to changes in foreign currency exchange rates on recognized nonfunctional currency monetary accounts, forecasted transactions and firm sale and purchase commitments to better match the local currency cost components of nonfunctional currency transactions. Such arrangements typically have terms between two and 15 months, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At June 30, 2007, we had entered into foreign currency forward contracts with notional amounts aggregating $219.3 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of June 30, 2007 for contracts with similar terms and maturity dates, we have recorded a gain of $4.3 million, net of tax of $1.6 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in accumulated other comprehensive income in the consolidated balance sheet. It is expected that $4.2 million of this 2007 gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the third quarter of 2008. A gain from ineffectiveness of $2.7 million is included in earnings related to these foreign currency forward contracts for the first six months of 2007.
At June 30, 2007, the Company had foreign currency forward contracts with notional amounts aggregating $1,799.1 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of June 30, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $57.5 million to adjust these foreign currency forward contracts to their fair market values. This gain is offset by designated losses on firm commitments resulting in no impact on current earnings. The Company currently has fair value hedges in place through the third quarter of 2010. A loss from ineffectiveness of $0.1 million is included in earnings related to these foreign currency forward contracts for the first six months of 2007.
The Company had foreign currency forward contracts with notional amounts aggregating $225.0 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair values of these contracts are recorded each period in current earnings.
As of June 30, 2007, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges. The swaps are marked-to-market, and any change in their value is reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.2 million increase in interest expense for the six months ended June 30, 2007.

11. Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$318.5	$147.9	$594.4	$268.2

Denominator:
Basic—weighted average common shares outstanding	177.2	175.2	176.6	174.9
Dilutive effect of employee stock options and other unvested stock awards	1.0	1.4	0.6	1.7

Diluted outstanding shares	178.2	176.6	177.2	176.6

Basic earnings per share	$1.80	$0.84	$3.37	$1.53

Diluted earnings per share	$1.79	$0.84	$3.36	$1.52

12. Recently Issued Accounting Standards
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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; and cranes. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling activity, which drives demand for after-market service, repair, training and spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including recent additions to operations in Canada, Norway, the United Kingdom, China, Belarus, and India.
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

Executive Summary
National Oilwell Varco generated earnings of $318.5 million or $1.79 per fully diluted share in its second quarter ended June 30, 2007, on revenues of $2,384.9 million. Earnings per fully diluted share increased 15 percent sequentially from the first quarter of 2007 to the second quarter of 2007, and increased 113 percent year-over-year from the second quarter of 2006 to the second quarter of 2007. The Company’s second quarter revenues increased 10 percent sequentially and increased 44 percent year-over-year. Operating profit was $497.2 million, or 20.8 percent of sales, an increase of 16 percent sequentially and 102 percent year-over-year. Operating profit flow-through (the increase in operating profit divided by the increase in revenue) was 32 percent from the first quarter of 2007 to the second quarter of 2007, and 34 percent from the second quarter of 2006 to the second quarter of 2007. Two of our three segments posted higher revenue and operating profit sequentially, and all three posted higher revenue, higher operating profit and higher operating margin year-over-year.
Oil & Gas Equipment and Services Market
Activity levels and demand for our products and services remained very strong in most of our major markets through the second quarter of 2007, following significant increases over the past three years. Growing economies of developed nations, and the desire for improved standards of living among many in developing nations, have increased demand for oil and gas. As a result, oil and gas prices have increased significantly compared to price levels a few years ago, which has led to rising levels of exploration and development drilling in many oil and gas basins around the globe.
The worldwide count of rigs actively drilling during the second quarter of 2007 as measured by Baker Hughes decreased 11 percent sequentially from the first quarter of 2007, and increased two percent year-over-year from the second quarter of 2006. The rig count is a good measure of the level of oilfield activity and spending. Substantially all of the worldwide sequential reduction in the rig count came in Canada, which typically experiences seasonal reductions in activity during the second quarter as the thawing ground and mud necessitate regulatory bans on transporting heavy drilling equipment on roads to prevent damage. This year the seasonal second quarter reduction in activity was more severe than in recent years, due to higher than normal rainfall and lower economic returns from drilling in the Canadian gas market. Drilling activity in Canada has been hindered by substantially higher costs due to very tight labor markets over the past two years. Higher costs of drilling have led to many Canadian oil and gas companies reducing their level of drilling activity. Canada accounted for approximately two percent of the Company’s Rig Technology segment sales, seven percent of its Petroleum Services & Supplies sales, and 15 percent of its Distribution Services sales during the second quarter, down from first quarter levels in all three segments.
U.S. rig activity rose 1.4 percent from the first quarter to the second, and increased 7.5 percent from the second quarter of 2006. The average U.S. rig count has increased in each of the last 18 quarters, although domestic land rig dayrates have declined for the past three quarters and, as a result, the rig count growth rate moderated over the past three quarters. Nevertheless, U.S. activity remains very solid. The rig count in non-North American markets, which tend to be driven more by oil prices, increased two percent sequentially, and 10 percent year-over-year, in the second quarter. Growth in the Middle East, Far East, and Latin America were particularly strong, fueling the fifth straight quarter of higher international rig counts (excluding Canada).
Oil and gas companies have increased their levels of investment in new oil and gas wells over the past few years, to reverse the trend of declining reserves and to grow production to satisfy the rising energy needs of the world. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last few years in most markets. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s in new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today.
The rise in demand for drilling rigs has driven rig dayrates higher over the past few years, which has increased cash flows and financing available to drilling contractors. Rising dayrates caused many older rigs to be placed back into service, and many of these have been upgraded with equipment and capabilities to make them more competitive. The Company has played an important role in providing the equipment, consumables and services needed to reactivate many of these older rigs. Additionally, many new rigs have been built by the Company and others and added to the North American land market. Many operators have discovered the benefits of newer, more efficient rigs, and there appears to be emerging a significant preference for modern rigs in the market. The Company believes that many older land rigs, particularly those which have not been upgraded, are becoming less competitive in the land market, which has pressured dayrates over the past few quarters. Many of these older rigs are being stacked and some are being cannibalized for parts. The Company believes demand for new rigs and substantially upgraded older rigs remains strong in the domestic land rig market, and that these are replacing old rigs.
As a result of these trends our backlog of drilling equipment has risen six-fold over the past two years, to $7.2 billion at June 30, 2007. The backlog increased 13 percent in the second quarter, due to stronger demand for deepwater offshore and jackup rig packages, offset by lower demand for new domestic land rigs. NOV captured $1,765 million in new orders for capital equipment for our Rig Technology segment during the second quarter, three percent below the record order level achieved in the third quarter of 2006, and up 50 percent from the first quarter. The Company has the capability to supply up to approximately $50 million of equipment for a typical jackup rig, up to $300 million of equipment for a new floating rig, and effectively all of a new land rig (which can range in price from less than $1 million for a well service rig to over $50 million for a large harsh environment rig).
The Company’s backlog of drilling capital equipment has benefited from incremental demand for new products (such as our casing running tools, our small iron roughnecks for land rigs, our LXT blowout preventers, and our electric-drive anchor handling winches, among others) to upgrade certain rig functions to make them safer and more efficient. We expect to deliver our first Rapid Rig and Ideal Rig to Latin America soon, and we are bidding many more into international markets. National Oilwell Varco continues to develop products which employ permanent magnets, ceramic materials with an embedded permanent magnetic field, in electric AC motors to reduce their size and weight. This technology is at work today on several rigs in our IDS-350 top drive product, and we exhibited unique drawworks and mud pump designs at recent industry trade shows. Coupled with permanent magnet materials, AC power and variable frequency drives permit very precise control over heavy machinery, thereby improving the efficiency of operations.
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
Finally, the increase in drilling rig dayrates has made the economics of building new rigs compelling in many markets. For the first time in many years, the world is actively building land rigs and offshore rigs. Approximately 85 new jackup rigs and 61 new floating rigs have been commenced since early 2005. The world’s rig fleet is aging. The average floating rig is 23 years old, the average jackup rig is 25 years old, and the average land rig is estimated to be 25 years old. We believe that new rigs we supply are replacing older models that are too antiquated to attract experienced drilling crews or compete effectively.
Segment Performance
Revenues for our Rig Technology segment were $1,409.2 million for the second quarter, and operating profit was $340.8 million or 24.2 percent of revenue. The group generated sequential flow-through of 38 percent, and year-over-year flow-through of 37 percent. Higher production volumes are resulting in greater overhead absorption, and the segment is benefiting from more consistent product mix and design. Similar designs reduce engineering costs for us, and reduce the risk of delays for our customers. Our large backlog also permits us to place larger orders with suppliers, and provides more visibility into the future. The segment benefited from efficiencies arising from manufacturing initiatives completed in 2005 and 2006 enabled by the consolidation of National Oilwell’s and Varco’s manufacturing infrastructure to better load its plants following the merger. Steady investment and application of lean and cellular manufacturing techniques helped drive higher second quarter sales.

Segment revenues grew 16 percent from the first quarter of 2007, and 67 percent from the second quarter of 2006. Higher manufacturing velocities achieved through lean manufacturing initiatives have reduced quoted delivery times for key components such as mud pumps, drawworks, and top drives two to four months. The Company is manufacturing approximately one mud pump per day, and one top drive per day, a roughly six-fold increase from 2004. Mobile rig production increased 80 percent from year-ago levels. However, certain items such as specialty bearings and large hydraulic cylinders remain tight industry-wide, and we are focusing on additional ways to shorten lead times for these items, and for major offshore rig packages, pressure control equipment, electric motors and switchgear. The Company’s Rig Technology segment opened a large new aftermarket repair center in Houston during the second quarter to enhance its aftermarket spare parts, repair and maintenance levels to its customers. The new center will house E-Hawk operations, a proprietary on-line system which permits the Company’s technical experts to diagnose and in many cases repair electronic issues over telecommunications lines. Revenues out of backlog grew $168 million or 21 percent sequentially. Execution of rig equipment manufacturing projects is generally progressing well, and the Company currently has approximately 150 personnel conducting installation and commissioning operations on 17 rigs. These professionals are drawn from a pool of approximately 840 service technicians who routinely inspect, repair and maintain the installed base of National Oilwell Varco equipment at work worldwide, a workforce which has nearly doubled since the merger between National Oilwell and Varco. Construction schedules call for this effort to roughly double to 32 rigs during the third quarter of 2008.
High oil and gas activity levels also increased demand for the Company’s Petroleum Services & Supplies, which posted record revenues and good margins in the second quarter of 2007. Revenues were $746.1 million, an increase of eight percent from the first quarter of 2007 and an increase of 26 percent from the second quarter of 2006. Operating profit was $177.8 million, up slightly from the first quarter. Operating margins were 23.8 percent of sales, down slightly sequentially, and operating profit flow-through was 13 percent. Flowthroughs were down significantly sequentially due primarily to Canada, where decremental flowthroughs on revenue declines were high. Excluding the impact of Canada we estimate that flow-through was 29 percent sequentially, and we estimate the sequential decline in Canadian operations resulted in a $15 million reduction in operating profit from those operations in the second quarter compared to the first. Operating profit flow-through for the entire group from the second quarter of 2006 to the second quarter of 2007 was 33 percent. Sales of our Mission drilling expendables and multiplex pumps were particularly strong, as were results from the Tuboscope product lines. The Petroleum Services & Supplies segment also benefited from strong instrumentation and fiberglass pipe sales, and international demand for solids control equipment and services. Additionally, the segment’s expansion of coiled tubing manufacturing operations undertaken last year also contributed to the sales growth. Overall segment sales into the U.S., the Eastern Hemisphere and Latin America improved compared to the first quarter, offset by the seasonal declines and soft market conditions in Canada discussed above. The segment’s revenues also benefited from the second quarter acquisition of Gammaloy and Marlex, which rent non-magnetic drill collars and other downhole tools used within the bottom-hole assembly, and provide manufacturing and support services for various downhole tools requiring high-precision machining. We expect to expand the Gammaloy and Marlex product lines globally through our extensive international infrastructure, including our new downhole tools facility we expect to open in Dubai later this year.
Distribution Services segment revenues were $344.8 million, down about two percent sequentially from the first quarter to the second, but up eight percent from the second quarter of 2006. Operating profit was $23.1 million and operating margin was 6.7 percent. U.S. revenue increased six percent sequentially and 15 percent year-over-year, despite inclement June weather and reduced spending by some major drilling contractors in response to lower rig dayrates. Domestic results were helped by the opening of three new stores in the U.S. during the second quarter of 2007. International expansion continues as planned, and the segment bore significant start-up costs for new operations in North Africa, the Middle East, and India, which are areas we believe offer strong growth prospects. The North Sea and Indonesia regions posted improvements during the second quarter as well. Canada declined 25 percent sequentially and 24 percent from the second quarter of last year due to the seasonal breakup effect, and very weak market conditions. The segment continues to reduce costs to stabilize the business and aggressively pursue key accounts in the region.
Outlook
We believe that the outlook for the Company for 2007 remains positive due to historically high commodity prices, which are expected to keep overall oil and gas activity high, and the Company’s record level of backlog for capital equipment for its Rig Technology group. Historically high levels of drilling across the U.S. and several major markets, including the Middle East, North Africa, the Far East and the North Sea, are expected to continue to drive good results. Nevertheless, seasonally high gas storage levels could result in lower gas prices, which could lead to reductions in activity in North America, where most drilling is directed at gas.
Oil prices and supply remain subject to significant political risk in many international regions. The growth of China and other emerging economies has added significant demand to the oil markets, and new sources of supply continue to prove challenging to find and produce economically. Many important oil producing countries appear to be in permanent decline. The Company expects the high oil prices that have resulted from these conditions to sustain high levels of oilfield activity in 2007, provided the world’s major economies remain strong, and OPEC discipline keeps oil prices high.
Our outlook for demand for capital equipment from our Rig Technology segment remains good because we are bidding a significant number of projects for both jackup and floating rigs, along with land rigs for international markets. Based on the level of inquiries, we believe the backlog will rise again in the third quarter, assuming a significant number of these prospects commit to contracts. Most of the hull fabrication expertise for offshore rigs is concentrated in a handful of shipyards, and we believe that as rigs are delivered out of these more experienced yards, their slots will be filled with new rig orders. Our international land rig backlog remained flat during the second quarter, and the domestic land backlog declined, leading to an overall 11 percent decline in land rig equipment sequentially. Land equipment comprised 22 percent and offshore equipment comprised 78 percent of our June 30, 2007 backlog. Approximately 14 percent of the backlog is destined for domestic markets and 86 percent for international markets. The revenue scheduled to flow out of backlog as of June 30, 2007 is approximately $2.0 billion for the remainder of 2007, $2.7 billion for 2008, and $2.5 billion in 2009 and beyond.
Overall Petroleum Services & Supplies business remains good, particularly in U.S., Latin America and Eastern Hemisphere markets. We expect the Petroleum Services & Supplies segment margins to expand slightly on modest top-line improvement, provided oilfield activity remains strong in most major markets. However, we continue to monitor market conditions closely in North America, particularly in Canada where we do not foresee a meaningful recovery anytime soon. We believe the nine percent strengthening of the Canadian Dollar during the second quarter probably further adversely impacted Canadian drilling economics, and may prolong the current downturn. Additionally, U.S. activity is at risk due to the high levels of natural gas currently in storage. Historically the operating profit flow-through for the segment has been in the range of 30 percent. While this level was generally exceeded during the past several quarters due to rising pricing for the segment’s products and services, we believe flowthroughs will return to this level due to the segment’s more stable price environment.
The Company’s Distribution Services segment operates in a very competitive market, which makes further margin expansion beyond the record margins posted in recent quarters very challenging. The Canadian market is likely to remain weak following the second quarter breakup. Internationally we are targeting further expansion underpinned by new strategic alliances in 2007, and believe that these will fuel growth during the second half of 2007. The U.S. market is expected to continue to be strong; however, excessive gas in storage could place activity levels and segment revenues at risk.
The Company expects its capital spending in 2007 to be approximately $260 million, owing to recent increases in investment in its Rig Technology and Petroleum Services & Supplies segments, associated with capacity expansion and integration of recent acquisitions. The tax rate for the year is expected to be approximately 34 percent.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2007 and 2006, and the first quarter of 2007 include the following:

				%	%
				2Q07 v	2Q07 v
	2Q07*	2Q06*	1Q07*	2Q06	1Q07
Active Drilling Rigs:
U.S.	1,756	1,633	1,732	7.5%	1.4%
Canada	139	282	532	(50.7%)	(73.9%)
International	1,002	913	982	9.7%	2.0%

Worldwide	2,897	2,828	3,246	2.4%	(10.8%)
Active Workover Rigs:
U.S.	1,526	1,624	1,485	(6.0%)	2.8%
Canada	386	535	753	(27.9%)	(48.7%)

North America	1,912	2,159	2,238	(11.4%)	(14.6%)
West Texas Intermediate Crude Prices (per barrel)	$64.99	$70.43	$58.14	(7.7%)	11.8%
Natural Gas Prices ($/mmbtu)	$7.52	$6.53	$7.20	15.2%	4.4%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2007 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 2.4% (from 2,828 to 2,897) and 7.5% (from 1,633 to 1,756), respectively, in the second quarter of 2007 compared to the second quarter of 2006. The average per barrel price of West Texas Intermediate Crude decreased 7.7% (from $70.43 per barrel to $64.99 per barrel) while natural gas prices increased 15.2% (from $6.53 per mmbtu to $7.52 per mmbtu) in the second quarter of 2007 compared to the second quarter of 2006.
U.S. rig activity at July 20, 2007 was 1,790 rigs compared to the second quarter average of 1,756 rigs. The price for West Texas Intermediate Crude was at $75.53 per barrel as of July 20, 2007. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rig Technology	$1,409.2	$845.8	$2,629.0	$1,561.1
Petroleum Services & Supplies	746.1	589.9	1,437.9	1,130.9
Distribution Services	344.8	319.1	696.7	645.6
Elimination	(115.2)	(97.4)	(213.0)	(168.4)

Total Revenue	$2,384.9	$1,657.4	$4,550.6	$3,169.2

Operating Profit:
Rig Technology	$340.8	$134.1	$609.6	$227.8
Petroleum Services & Supplies	177.8	127.0	348.8	242.1
Distribution Services	23.1	20.2	48.0	40.6
Unallocated expenses and eliminations	(44.5)	(34.7)	(82.1)	(66.1)

Total operating profit	$497.2	$246.6	$924.3	$444.4

Operating profit %:
Rig Technology	24.2%	15.9%	23.2%	14.6%
Petroleum Services & Supplies	23.8%	21.5%	24.3%	21.4%
Distribution Services	6.7%	6.3%	6.9%	6.3%
Total Operating Profit %	20.8%	14.9%	20.3%	14.0%
Rig Technology
Three Months Ended June 30, 2007 and 2006. Rig Technology revenue in the second quarter of 2007 was $1,409.2 million, an increase of $563.4 million (67%) compared to the same period of 2006. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters.
Operating profit from Rig Technology was $340.8 million for the second quarter ended June 30, 2007, an increase of $206.7 million (154%) over the same period of 2006. The increase in operating profit was the result of improved manufacturing, engineering, and operational productivity; efficiencies gained from building several rigs of the same design; the increased demand for products; and improved pricing.
Six Months Ended June 30, 2007 and 2006. Revenue for the first half of 2007 was $2,629.0 million, an increase of $1,067.9 million (68%) compared to the same period of 2006. The increase was due primarily to the continued growth of capital equipment orders as discussed above.
Operating profit for the first six months of 2007 was $609.6 million, an increase of $381.8 million (168%) compared to 2006. The increase in operating profit was the result of improved manufacturing, engineering, and operational productivity; efficiencies gained from building several rigs of the same design; the increased demand for products; and improved pricing.
Petroleum Services & Supplies
Three Months Ended June 30, 2007 and 2006. Revenue from Petroleum Services & Supplies was $746.1 million for the second quarter of 2007 compared to $589.9 million for the second quarter of 2006, an increase of $156.2 million (26%). The increase is attributable to higher demand for virtually all products and services offered by the segment. The group also benefited from key strategic acquisitions and demand for new high end equipment.
Operating profit from Petroleum Services & Supplies was $177.8 million for the second quarter of 2007 compared to $127.0 million for the second quarter of 2006, an increase of $50.8 million (40%). The increase was attributable to higher profitability across most of our products, driven by higher volumes and improved pricing, partially offset by the softening Canadian market.

Six Months Ended June 30, 2007 and 2006. Revenue from Petroleum Services & Supplies was $1,437.9 million for the first six months of 2007 compared to $1,130.9 million for the first six months of 2006, an increase of $307.0 million (27%). The increase is attributable to higher demand for downhole tools and high end tubing units. The increase was also attributed to the full impact of the NQL and Gammaloy acquisitions made during the last seven months.
Operating profit from Petroleum Services & Supplies was $348.8 million for the first six months of 2007 compared to $242.1 million for the first six months of 2006, an increase of $106.7 million (44%). The increase was attributable to higher profitability from all product groups.
Distribution Services
Three Months Ended June 30, 2007 and 2006. Revenue from Distribution Services was $344.8 million, an increase of $25.7 million (8%) during the second quarter of 2007 over the comparable 2006 period. The revenue growth during the second quarter of 2007 over the same period of 2006 was led by a strong demand for products in the U.S. and international markets which were up 15% and 23%, respectively. Offsetting the U.S. and international increases was the seasonal breakup in the Canadian market.
Operating profit of $23.1 million in the second quarter of 2007 increased $2.9 million over the second quarter of 2006 due to gross margin improvement on higher revenue volumes, and the continued focus on expense management worldwide.
Six Months Ended June 30, 2007 and 2006. Revenue from Distribution Services increased $51.1 million (8%) in the first half of 2007 when compared to the first six months of 2006. Operating profit in the first half of 2007 of $48.0 million increased by $7.4 million (18%) from the comparable period in 2006. This increase in operating profit was largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $44.5 and $82.1 million for the three and six months ended June 30, 2007, compared to $34.7 million and $66.1 million for the same periods of 2006. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Interest and financial costs
Interest and financial costs were $13.1 million and $25.4 million for the three and six months ended June 30, 2007, compared to $13.0 million and $26.6 million for the respective periods in 2006.
Other income (expense), net
Other income (expense), net was an expense of $0.8 million and $3.7 million for the three and six months ended June 30, 2007, compared to expense of $11.0 million and $14.0 million for the same periods of 2006, respectively. The decrease in expense was primarily due to a net foreign exchange gain of $1.5 million and $0.2 million for the three and six months ended June 30, 2007, respectively compared to a net foreign exchange loss of $9.0 million and $9.6 for the respective period in 2006. Strengthening of the Canadian and Norwegian currencies against the U.S. dollar were the leading contributors to the foreign exchange gain in 2007.
Provision for income taxes
The effective tax rates for the three and six month periods ended June 30, 2007 were 34.9% and 34.2%, respectively, compared to 33.8% and 33.7% for the same periods in 2006. The higher 2007 rates reflect increased state income tax expense resulting from the enactment of the new Texas Margin Tax, incremental U.S. tax on certain repatriated foreign earnings, reduced benefits in the U.S. associated with export sales, and partially offset by a higher percentage of earnings in foreign jurisdictions with lower tax rates in 2007 compared to 2006. The tax benefit associated with export sales was repealed as part of the American Jobs Creation Act of 2004, and this benefit was phased out in 2006. A new tax benefit associated with U.S. manufacturing operations passed into law under the same act will be phased in over the next four years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit.

Liquidity and Capital Resources
At June 30, 2007, the Company had cash and cash equivalents of $1,032.7 million, and total debt of $850.7 million. At December 31, 2006, cash and cash equivalents were $957.4 million and total debt was $840.3 million. The Company’s outstanding debt at June 30, 2007 consisted of $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, $100.0 million of 7.5% Senior Notes due 2008, and other debt of $50.7 million.
For the first six months of 2007, cash provided by operating activities was $315.1 million compared to cash provided by operating activities of $365.4 million in the same period of 2006. Cash was provided by operations primarily through net income of $594.4 million plus non-cash charges of $99.2 million, increases in accounts payable of $78.1 million, increases in billings in excess of costs of $255.4 million, and increases in other assets/liabilities, net of $169.0 million. The increase in accounts payable and billings in excess of costs were mainly due to increases in customer deposits and customer prepayments on rig construction projects. These positive cash flows were offset by increases in receivables of $264.0 million, increases in costs in excess of billings of $131.5 million and increases in inventories of $410.3 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first six months of 2007 compared to the fourth quarter of 2006, while inventory increased due to growing backlog orders.
For the first six months of 2007, cash used by investing activities was $358.4 million compared to cash used of $105.0 million for the same period of 2006. The Company used $199.3 million for four acquisitions in the first six months of 2007, including the business and operating assets of Gammaloy Holdings, L.P. and Marlex Energy Services Company. In January 2007 the Company used an additional $38.1 million to complete the December 2006 acquisition of NQL Energy Services. Capital expenditures totaled approximately $121.6 million in the first six months of 2007, primarily related to expansion of Rig Technology operations and the Petroleum Services & Supplies service and rental businesses.
For the first six months of 2007, cash provided by financing activities was $86.9 million compared to cash provided of $35.4 million for the same period of 2006. Cash proceeds from exercised stock options were $75.3 million for the first six months of 2007.
The effect on the change in exchange rates on cash flows was a positive $31.7 million and $10.5 million for the six month periods ended June 30, 2007 and 2006, respectively. The 2007 positive cash flow from exchange rate changes was primarily due to cash holdings in the Norwegian Krone as a result of customer prepayments on contracts in that country, and the strengthening of the Norwegian Krone to the U.S. Dollar by approximately 5.4% during the first six months of 2007.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The facility is available for general corporate purposes and acquisitions, including letters of credit and performance bonds. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At June 30, 2007, there were no borrowings against this facility. At June 30, 2007, there were $251 million in outstanding letters of credit in this facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate. The Company also has $818 million of additional outstanding letters of credit at June 30, 2007, primarily in Norway, that are not under the Company’s senior credit facility. This increased letter of credit exposure is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credits.
The Company’s cash balance as of June 30, 2007 was $1,032.7 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange gain in our income statement of approximately $0.2 million in the first six months of 2007, compared to a $9.6 million loss in the same period of the prior year. The gain/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Further strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
At June 30, 2007, we had entered into foreign currency forward contracts with notional amounts aggregating $219.3 million to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of June 30, 2007 and 2006 for contracts with similar terms and maturity dates, we have recorded a gain of $4.3 million and $2.1 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is included in accumulated other comprehensive income in the consolidated balance sheet. It is expected that $4.2 million of the 2007 gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the third quarter of 2008. A gain from ineffectiveness of $2.7 million is included in earnings related to these foreign currency forward contracts for the first six months of 2007.
The Company had foreign currency forward contracts with notional amounts aggregating $1,799.1 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of June 30, 2007 and 2006 for contracts with similar terms and maturity dates, we recorded a gain (loss) of $57.5 million and $(11.6) million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is offset by designated losses on the firm commitments. A loss from ineffectiveness of $0.1 million for the first six months of 2007 was included in earnings related to these forward contracts.
The Company had foreign currency forward contracts with notional amounts aggregating $225.0 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.

The maturity of the above forward contracts by currency is:

Hedge Classification	Currency	2007	2008	2009	2010	Total
Cash Flow
	USD	$147.0	$72.3	$—	$—	$219.3

Fair Value
	EUR	95.0	89.3	9.9	—	194.2
	GBP	12.8	7.8	—	—	20.6
	KRW	0.4	0.6	—	—	1.0
	SGD	4.8	3.6	1.3	—	9.7
	USD	747.4	530.2	294.4	1.6	1,573.6

		860.4	631.5	305.6	1.6	1,799.1

Balance Sheet
	EUR	1.3	—	—	—	1.3
	GBP	0.5	—	—	—	0.5
	SGD	—	0.6	—	—	0.6
	USD	218.3	2.8	1.5	—	222.6

		220.1	3.4	1.5	—	225.0

Total		$1,227.5	$707.2	$307.1	$1.6	$2,243.4

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $60.5 million as of June 30, 2007 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $3.9 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2007 our long term borrowings consisted of $100 million in 7.5% Senior Notes, $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes and $150 million in 5.5% Senior Notes. We occasionally have borrowings under our credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These borrowings carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of June 30, 2007, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.2 million increase in interest expense for the six months ended June 30, 2007.

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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on June 5, 2007. Stockholders elected three directors nominated by the board of directors for terms expiring in 2010 by the following votes: Ben A. Guill — 158,860,282 votes for and 1,310,693 votes withheld, Roger L. Jarvis — 158,818,367 votes for and 1,352,608 votes withheld, and Eric L. Mattson — 158,832,525 votes for and 1,338,450 votes withheld. There were no nominees to office other than the directors elected.
A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 was voted on by the stockholders as follows: 158,336,139 votes for, 780,641 votes against and 1,054,198 votes abstaining.
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 26.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2007	By:	/s/ Clay C. Williams

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