Form 10-Q
period 2007-09-30
NATIONAL OILWELL VARCO INC
filed 2007-11-05
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-12317
NATIONAL OILWELL VARCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7909 Parkwood Circle Drive, Houston, Texas 77036-6565
(Address of principal executive offices)
(713) 346-7500
(Registrant’s telephone number, including area code)
10000 Richmond Avenue, Houston, Texas 77042-4200
(Former name, former address and fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 26, 2007 the registrant had 356,663,022 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,486.0	$957.4
Receivables, net	2,154.2	1,614.6
Inventories, net	2,252.1	1,828.8
Costs in excess of billings	493.4	308.9
Deferred income taxes	130.8	101.6
Prepaid and other current assets	316.3	154.3

Total current assets	6,832.8	4,965.6

Property, plant and equipment, net	1,163.8	1,022.1
Deferred income taxes	50.8	56.1
Goodwill	2,448.5	2,244.7
Intangibles, net	775.2	705.2
Other assets	74.7	25.6

Total assets	$11,345.8	$9,019.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$605.9	$505.2
Accrued liabilities	1,699.8	1,420.2
Billings in excess of costs	1,102.9	564.4
Current portion of long-term debt and short-term borrowings	108.4	5.6
Accrued income taxes	127.9	169.8

Total current liabilities	3,644.9	2,665.2

Long-term debt	737.8	834.7
Deferred income taxes	495.0	389.0
Other liabilities	71.5	71.4

Total liabilities	4,949.2	3,960.3

Commitments and contingencies

Minority interest	49.7	35.5

Stockholders’ equity:
Common stock – par value $.01; 356,600,598 and 351,143,326 shares issued and outstanding at September 30, 2007 and December 31, 2006 (1)	3.6	3.5
Additional paid-in capital (1)	3,597.9	3,460.0
Accumulated other comprehensive income	276.5	46.1
Retained earnings	2,468.9	1,513.9

Total stockholders’ equity	6,346.9	5,023.5

Total liabilities and stockholders’ equity	$11,345.8	$9,019.3

(1)	2006 restated to reflect a two-for-one stock split effected as a 100 percent stock dividend in September 2007.
See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$2,579.5	$1,777.9	$7,130.1	$4,947.1

Cost of revenue	1,839.2	1,335.2	5,091.0	3,753.9

Gross profit	740.3	442.7	2,039.1	1,193.2

Selling, general, and administrative	194.9	157.2	569.4	455.4

Integration costs	—	—	—	7.9

Operating profit	545.4	285.5	1,469.7	729.9

Interest and financial costs	(11.5)	(10.0)	(36.9)	(36.6)
Interest income	12.6	4.7	31.7	9.7
Other income (expense), net	1.8	(9.1)	(1.9)	(23.1)

Income before income taxes and minority interest	548.3	271.1	1,462.6	679.9
Provision for income taxes	177.8	90.8	490.5	228.4

Income before minority interest	370.5	180.3	972.1	451.5
Minority interest in income of consolidated subsidiaries	4.5	3.7	11.7	6.7

Net income	$366.0	$176.6	$960.4	$444.8

Net income per share (1):

Basic	$1.03	$0.50	$2.71	$1.27

Diluted	$1.02	$0.50	$2.71	$1.26

Weighted average shares outstanding (1):

Basic	355.5	350.8	353.9	350.1

Diluted	357.9	353.7	354.4	353.4

(1)	All periods reflect a two-for-one stock split effected as a 100 percent dividend in September 2007.
See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2007	2006
Cash flow from operating activities:
Net income	$960.4	$444.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	155.6	118.7
Excess tax benefit from exercise of stock options	(20.0)	(11.5)
Other	61.6	9.0

Changes in assets and liabilities, net of acquisitions:
Receivables	(535.6)	(255.5)
Inventories	(419.9)	(514.1)
Costs in excess of billings	(184.5)	(3.4)
Prepaid and other current assets	(161.8)	(93.5)
Accounts payable	96.0	300.0
Billings in excess of costs	538.4	324.2
Other assets/liabilities, net	238.1	376.0

Net cash provided by operating activities	728.3	694.7

Cash flow from investing activities:
Purchases of property, plant and equipment	(177.4)	(138.6)
Businesses acquisitions, net of cash acquired	(287.4)	(29.7)
Other	1.5	0.1

Net cash used by investing activities	(463.3)	(168.2)

Cash flow from financing activities:
Borrowing against lines of credit and other debt	1.7	32.4
Payments against lines of credit and other debt	(9.7)	(33.7)
Proceeds from stock options exercised	104.9	30.7
Excess tax benefit from exercise of stock options	20.0	11.5

Net cash provided by financing activities	116.9	40.9

Effect of exchange rates on cash	146.7	9.9

Increase in cash equivalents	528.6	577.3
Cash and cash equivalents, beginning of period	957.4	209.4

Cash and cash equivalents, end of period	$1,486.0	$786.7

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$37.6	$38.6
Income taxes	$509.9	$198.9
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
2. Inventories, net
Inventories consist of (in millions):

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$407.4	$266.5
Work in process	684.8	520.9
Finished goods and purchased products	1,159.9	1,041.4

Total	$2,252.1	$1,828.8

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2007	2006
Compensation	$188.1	$160.0
Customer prepayments	620.5	538.4
Warranty	87.7	57.3
Interest	15.6	11.9
Taxes (non income)	38.3	34.1
Insurance	47.8	39.1
Accrued purchase orders	352.4	334.9
Hedge commitments	138.9	33.0
Other	210.5	211.5

Total	$1,699.8	$1,420.2

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$2,671.4	$1,924.0
Estimated earnings	953.2	470.0

	3,624.6	2,394.0
Less: Billings to date	4,234.1	2,649.5

	$(609.5)	$(255.5)

Costs and estimated earnings in excess of billings on uncompleted contracts	$493.4	$308.9
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,102.9)	(564.4)

	$(609.5)	$(255.5)

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$366.0	$176.6	$960.4	$444.8
Currency translation adjustments (1)	126.5	0.1	216.3	56.9
Other, net of tax	19.8	(2.5)	14.1	6.6

Comprehensive income	$512.3	$174.2	$1,190.8	$508.3

(1)	The 2007 foreign currency translation gains relate primarily to the Company’s operations in Norway and Canada.
6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rig Technology	$1,521.9	$887.3	$4,150.9	$2,448.4
Petroleum Services & Supplies	805.5	624.1	2,243.4	1,755.0
Distribution Services	361.3	353.5	1,058.0	999.1
Elimination	(109.2)	(87.0)	(322.2)	(255.4)

Total Revenue	$2,579.5	$1,777.9	$7,130.1	$4,947.1

Operating Profit:
Rig Technology	$373.5	$155.2	$983.1	$383.0
Petroleum Services & Supplies	193.6	139.9	542.4	382.0
Distribution Services	25.1	25.0	73.1	65.6
Unallocated expenses and eliminations	(46.8)	(34.6)	(128.9)	(100.7)

Total operating profit	$545.4	$285.5	$1,469.7	$729.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating profit %:
Rig Technology	24.5%	17.5%	23.7%	15.6%
Petroleum Services & Supplies	24.0%	22.4%	24.2%	21.8%
Distribution Services	6.9%	7.1%	6.9%	6.6%
Total Operating Profit %	21.1%	16.1%	20.6%	14.8%
7. Debt
Debt consists of (in millions):

	September 30,	December 31,
	2007	2006
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$100.6	$101.9
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	212.6	215.2
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.4	151.6
Other	31.6	21.6

Total debt	846.2	840.3
Less current portion	108.4	5.6

Long-term debt	$737.8	$834.7

Senior Notes
The Senior Notes contain reporting covenants, and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at September 30, 2007.
Revolver Facility
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The Company has the right to increase the facility by an amount not greater than $250 million, (to $750 million), at any time during the term of this facility, and to extend the term of the facility for an additional year during the final 90 days of the facility. At September 30, 2007, there were no borrowings against this facility, and there were $312 million in outstanding letters of credit. At September 30, 2007, there were $188 million of funds available under the revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate. The company also has $1,087 million of additional outstanding letters of credit (LC) at September 30, 2007, primarily in Norway, that are essentially under various bilateral committed LC lines of credit.
Other
Other debt includes approximately $21.8 million in promissory notes due to former owners of businesses acquired who remain employed by the company.

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

Included in the balance of unrecognized tax benefits at January 1, 2007 are $30.5 million of tax benefits that, if recognized in future periods, would impact the Company’s effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007 are $24.0 million of tax benefits that, if recognized, would result in a decrease to goodwill in purchase business combinations. There have been no significant changes to these amounts during the three and nine month periods ended September 30, 2007.
The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of September 30, 2007, the Company has accrued approximately $5.9 million of interest and penalties relating to unrecognized tax benefits.
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
During the quarters ended September 30 and June 30, 2007 the Internal Revenue Service completed its audit of the Company’s 2002 and 2003 tax years, respectively. There were no adjustments resulting from these examinations that will have a material impact on the Company’s financial position, cash flows or results of operations.
9. Common Stock Split
On August 22, 2007, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend to the Company’s stockholders of record on September 7, 2007, with distribution of shares on September 28, 2007. The total number of authorized common stock shares and associated par value were unchanged by this action. All per-share amounts in the financial statements reflect the stock split for all periods presented. The effect of the common stock split is reflected on the Consolidated Balance Sheet in “Common stock” and “Additional paid-in capital.”
10. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the plan is 15.0 million. As of September 30, 2007, there remain approximately 6.8 million shares available for future grants under the Plan, all of which are available for grants of stock options, performance awards, restricted stock, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $33.2 million and $23.0 million for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all stock-based compensation arrangements under the Plan was $10.4 million and $6.5 million for the nine months ended September 30, 2007 and 2006, respectively.
During the nine months ended September 30, 2007, the Company granted 2,381,300 stock options, 627,902 restricted stock award shares and 400,500 performance-based restricted stock award shares. The grant of 2,381,300 stock options was made by the Company as follows: 2,325,300 stock options were granted March 1, 2007 with an exercise price of $35.225 and 56,000 stock options were granted on June 5, 2007 with an exercise price of $49.07. These options vest in equal annual installments over a three-year period from grant date. The grant of 627,902 restricted stock awards was made by the Company as follows: 597,100 restricted stock award shares were granted March 1, 2007, 17,600 restricted stock award shares were granted on May 16, 2007 and 13,202 restricted stock award shares were granted on June 5, 2007. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested, except for the 13,202 restricted stock award shares granted on June 5, 2007 which vest in equal annual installments over a three-year period from the date of grant. The performance-based restricted stock award shares were granted March 26, 2007. Of the total amount of 400,500 performance-based restricted stock award shares granted, 133,500 will be 100% vested 18 months from date of grant, with a performance condition of the Company’s operating profit level growth from January 1, 2007 to June 30, 2008 needing to exceed the median operating profit level growth of a designated peer group over the same period. The remaining 267,000 performance-based restricted stock award shares will be 100% vested 36 months from date of grant, with a performance condition of the Company’s average operating profit level growth from January 1, 2007 to December 31, 2009 needing to exceed the median operating profit level growth of a designated peer group over the same period.
The number of stock options and restricted stock granted during the nine months ending September 30, 2007 has been adjusted to reflect the effect of the two-for-one stock split approved by the Board of Directors on August 22, 2007.
11. Derivative Financial Instruments
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
We use foreign currency forward contracts and options to mitigate our exposure to changes in foreign currency exchange rates on recognized nonfunctional currency monetary accounts, forecasted transactions and firm sale and purchase commitments to better match the local currency cost components of nonfunctional currency transactions. Such arrangements typically have terms between two and 36 months, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At September 30, 2007, we had entered into foreign currency forward contracts with notional amounts aggregating $754.5 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, we have recorded a gain of $24.0 million, net of tax of $11.4 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in accumulated other comprehensive income in the consolidated balance sheet. It is expected that $7.2 million of this 2007 gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the fourth quarter of 2010. A gain from ineffectiveness of $4.2 million is included in earnings related to these foreign currency forward contracts for the nine months ended September 30, 2007. Ineffectiveness for the nine months ended September 30, 2006 was immaterial.
At September 30, 2007, the Company had foreign currency forward contracts with notional amounts aggregating $1,814.4 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, we recorded a net gain of $125.4 million to adjust these foreign currency forward contracts to their fair market values, with the net gain classified on the balance sheet based on settlement dates with $95.0 million included in prepaid expenses and $30.4 million included in other assets. The net gain is offset by designated losses on firm commitments resulting in no impact on current earnings, with the designated losses of $125.4 million included in accrued liabilities. The Company currently has fair value hedges in place through the first quarter of 2011. A loss from ineffectiveness of $1.1 million is included in earnings related to these foreign currency forward contracts for the nine months ended September 30, 2007. Ineffectiveness for the nine months ended September 30, 2006 was immaterial.
As of September 30, 2007, the Company had foreign currency forward contracts with notional amounts aggregating $344.3 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair values of these contracts are recorded each period in current earnings.
As of September 30, 2007, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges. The swaps are marked-to-market, and any change in their value is reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.2 million decrease in interest expense for the nine months ended September 30, 2007.
12. Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding. All periods reflect a two-for-one stock split effected as a 100 percent dividend in September 2007 (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$366.0	$176.6	$960.4	$444.8

Denominator:
Basic—weighted average common shares outstanding	355.5	350.8	353.9	350.1
Dilutive effect of employee stock options and other unvested stock awards	2.4	2.9	0.5	3.3

Diluted outstanding shares	357.9	353.7	354.4	353.4

Basic earnings per share	$1.03	$0.50	$2.71	$1.27

Diluted earnings per share	$1.02	$0.50	$2.71	$1.26

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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; and cranes. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling activity, which drives demand for after-market service, repair, training and spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including recent additions to operations in the U.S., Canada, Norway, the United Kingdom, China, Belarus, U.A.E., and India.
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including transfer pumps, solids control systems, drilling motors and other downhole tools, rig instrumentation systems, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drillpipe, linepipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including operations in the U.S., Canada, the United Kingdom, Denmark, China, Kazakhstan, U.A.E., and Mexico.
Distribution Services
Our Distribution Services segment provides maintenance, repair and operating supplies and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America, the segment supports major offshore drilling contractors through locations in the Middle East, Europe, Southeast Asia and Latin America. Distribution Services employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. Demand for the segment’s services are determined primarily by the level of drilling and servicing activity, and oil and gas production activities.

Executive Summary
National Oilwell Varco generated earnings of $366.0 million or $1.02 per fully diluted share in its third quarter ended September 30, 2007, on revenues of $2,579.5 million. Earnings increased 15 percent sequentially from the second quarter of 2007 to the third quarter of 2007, and increased 107 percent year-over-year from the third quarter of 2006 to the third quarter of 2007. The Company’s third quarter revenues increased eight percent sequentially and increased 45 percent year-over-year. Operating profit was $545.4 million, or 21.1 percent of sales, an increase of ten percent sequentially and 91 percent year-over-year. Operating profit flow-through (the increase in operating profit divided by the increase in revenue) was 25 percent from the second quarter of 2007 to the third quarter of 2007, and 32 percent from the third quarter of 2006 to the third quarter of 2007. All three of the Company’s segments posted higher revenue and operating profit both sequentially and year-over-year in the third quarter of 2007.
Oil & Gas Equipment and Services Market
Activity levels and demand for our products and services remained strong in most of our major markets through the third quarter of 2007, following significant increases over the past few years. Growing economies of developed nations, and the desire for improved standards of living among many in developing nations, have increased demand for oil and gas. As a result, oil and gas prices are now much higher than price levels seen a few years ago. This has led to rising levels of exploration and development drilling in many oil and gas basins around the globe, as producers seek to reverse the trend of declining reserves and to grow production. This has led to a level of drilling activity not seen since the early 1980’s, which has, in turn, resulted in steadily rising demand for oilfield services over the last few years in most markets. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and through the 1990’s in new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today.
The worldwide count of rigs actively drilling during the third quarter of 2007 as measured by Baker Hughes increased nine percent sequentially from the second quarter of 2007, and was effectively flat (up 0.1 percent) year-over-year from the third quarter of 2006. The rig count is a good proxy for the level of oilfield activity and spending. The sequential increase in rig count primarily came from the seasonal drilling increase in Canada, typical for the third quarter. Thawing ground and mud during the second quarter necessitate regulatory bans on transporting heavy drilling equipment on roads to prevent damage. Typically third quarter activity resumes when bans are lifted as the roads dry; this pattern this year led to a 150 percent increase in Canadian drilling in the third quarter, to 348 rigs, following very low levels in the second quarter. The non-North American rig count has increased eight percent year-over-year and two percent sequentially, to 1,020 rigs drilling in the third quarter, and the U.S. saw an average third quarter rig count of 1,788, up four percent year-over-year and up two percent sequentially.
The rig count in non-North American markets is up about 40 percent from activity levels of five years ago, driven by higher oil prices and larger drilling programs by national oil companies. The non-North American rig count has benefited from particularly high growth in the Middle East, Far East, North Africa, and Latin America, which led to the sixth straight quarter of higher non-North American rig counts. In particular, deepwater capable rigs are in very high demand.
The level of U.S. rig activity may have begun to flatten in the third quarter, but nevertheless remains very high. Nearly 400 new land rigs have been delivered into the U.S market since the beginning of 2005, fueled by compelling investment returns arising from sharply higher rig dayrates and cashflows. The new rigs which incorporate leading edge technology are performing well, and the Company believes that the oil and gas companies which employ these rigs are pleased with the results. However, many older land rigs, mostly built in the 1970’s or early 1980’s, are now finding less demand in the marketplace, despite overall increases in U.S. rig counts. These rigs are now being offered at substantially lower pricing as their owners try to keep them contracted. The emergence earlier this year of a few hundred idle rigs, being bid at very low dayrates, has reduced the level of pricing across the U.S. market for all land rigs. Lower dayrates have reduced financial returns of building new land rigs for the U.S. to below threshold investment return requirements for most contractors. As a result the Company’s backlog for new land rigs for the U.S. market has fallen by about 50 percent since last year. The Company believes that the retooling of the U.S. land fleet has paused, but will resume at some point, although the timing is uncertain. Further new building depends upon the continued retirement of old rigs (which is underway), and the growth of additional market demand for new rigs and modern drilling technology.
Despite the third quarter seasonal recovery, Canadian drilling activity is the lowest seen in several years, due to weak economic returns from drilling in the Canadian gas market currently. Activity has been hindered over the past few quarters by substantially higher costs due to very tight labor markets, the strengthening Canadian dollar, tax changes enacted for Canadian royalty income trusts, together with higher gas storage, greater LNG imports, and new Rocky Mountain gas pipeline capacity, which have led to uncertainty about future North American gas prices. Additionally, higher extraction tax rates were recently announced for certain types oil and gas wells in Western Canada, which will further erode producer economics and is likely to further reduce drilling activity. Higher costs of drilling have led to many Canadian oil and gas companies reducing their level of drilling activity. Canada accounted for approximately two percent of the Company’s Rig Technology segment sales, ten percent of its Petroleum Services & Supplies sales, and 15 percent of its Distribution Services sales during the third quarter.
Orders for the Company’s capital drilling equipment from its Rig Technology segment rose ten percent sequentially, to a record $1,944 million, which increased the backlog to a record $8.0 billion. The increase was driven primarily by rising demand for offshore rigs, particularly deepwater capable rigs, which lifted the offshore mix of equipment to 85 percent of the total. The oil and gas industry appears to be facing a shortage of rigs capable of tackling the challenges of drilling in a mile or more of water. Technological advancements in deepwater production systems have made these frontier areas accessible, and high oil prices have made the economics of exploring and developing these basins compelling. However, such activity requires significantly more deepwater drilling capacity, and, as a result the industry is now building nearly 70 deepwater semi-submersibles and drillships to drill in challenging deepwater environments. The Company provides many of the complex drilling systems, cranes, risers, and mooring systems used on deepwater floating rigs, and is actively bidding several additional deepwater rig projects currently. The Company is also bidding additional packages for new jackup rigs. There are over 70 new jackup rigs expected to be completed by 2011. The existing worldwide fleet of 410 jackups is old, with 73 percent 25 years old or older. Only 16 percent of the current fleet is less than 20 years old. The new jackups are generally superior to the existing fleet. The Company expects to continue to benefit from these two trends: the secular build out of additional deepwater capabilities, and the retooling of the existing jackup fleet with newer, more capable rigs. The Company has the capability to supply up to approximately $50 million of equipment for a typical jackup rig, and up to $300 million of equipment for a new drillship. The international mix of the backlog was 89 percent at September 30, 2007.
The Company has also been a major provider of land rigs and land rig equipment. The Company can fabricate and sell effectively all of a new land rig, which can range in price from less than $1 million for a well service rig to over $50 million for a large harsh environment rig. Many new rigs have been built by the Company and others, and added to the North American land market and certain international markets since 2005. Higher dayrates in recent years have also caused older rigs to be placed back into service, and the Company has provided equipment, consumables and services needed to reactivate older rigs. The backlog for land rigs for international markets increased for several quarters, but declined in the third quarter due to high shipments. The Company believes that demand for new international land rigs remains strong nevertheless, and is actively bidding new land projects across Latin America, North Africa, the Middle East, Russia, and India. Like the US market, land rigs in these regions are old and of limited capabilities. Drilling rigs are now being pushed, both domestically and internationally, to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process has been accelerated by the high levels of rig utilization seen over the past few years. Previously contractors could cannibalize mechanical components from their idle rigs, rather than purchase new components, but this is now more difficult as there are few idle rigs outside of North America.
Changing methods of drilling have further benefited the Company’s business. Most of the world’s rig fleet, both offshore and land, predate many advancements in drilling methods, such as horizontal drilling, top drive drilling, modern PDC bit drilling, automatic pipe makeup and breakout, and precise electronic controls. Many of these trends significantly increase the torque, weight and pressure on the rig. Increasingly, hydraulic power – in addition to conventional mechanical rotary power – is being used to apply torque to the drill bit. This is done using downhole drilling motors powered by drilling fluids. The Company is a major provider of downhole drilling motors, and has seen demand for this application of its drilling motors increase over the last few years. This trend has also increased demand for the Company’s high pressure mud pumps, which create the hydraulic power in the drilling fluid which drive the drilling motors. Additionally, this trend results in more pump sales, and consumption of more mud pump consumables that the Company sells.
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

Segment Performance
Revenues for our Rig Technology segment were $1,521.9 million for the third quarter, and operating profit was $373.5 million or 24.5 percent of revenue. The group generated sequential flowthrough of 29 percent, and year-over-year flowthrough of 34 percent. Higher production volumes are resulting in greater overhead absorption, and the segment is benefiting from more consistent product mix and design. Similar designs reduce engineering costs for us, and reduce the risk of delays for our customers. Our large backlog also permits us to place larger orders with suppliers, and provides more visibility into the future. The segment benefited from efficiencies arising from manufacturing initiatives completed in 2005 and 2006 enabled by the consolidation of National Oilwell’s and Varco’s manufacturing infrastructure to better load its plants following the merger. Steady investment and application of lean and cellular manufacturing techniques helped drive higher third quarter sales. Segment revenues grew eight percent from the second quarter of 2007, and 72 percent from the third quarter of 2006. Higher manufacturing velocities achieved through lean manufacturing initiatives have reduced quoted delivery times for key components such as mud pumps, drawworks, and top drives two to ten months. However, certain items such as specialty bearings and large hydraulic cylinders remain tight industry-wide, and we are focusing on additional ways to shorten lead times for these, and for major offshore rig packages, pressure control equipment, electric motors and switchgear. The Company’s Rig Technology segment opened a large new aftermarket repair center in Houston during the second quarter to enhance its aftermarket spare parts, repair and maintenance levels to its customers. The new center houses E-Hawk operations, a proprietary on-line system which permits the Company’s technical experts to diagnose and in many cases repair electronic issues over telecommunications lines. Revenues out of backlog grew 20 percent sequentially, but non-backlog revenue declined 18 percent sequentially, due mostly to lower purchases of small capital equipment goods by North American land contractors. Aftermarket spare parts and services were essentially flat, with the mix shifting from land to offshore in the third quarter.
High oil and gas activity levels also increased demand for the Company’s Petroleum Services & Supplies, which posted record revenues and operating profit in the third quarter of 2007. Revenues were $805.5 million, an increase of eight percent from the second quarter of 2007 and an increase of 29 percent from the third quarter of 2006. Operating profit was $193.6 million, and operating margins were 24.0 percent of sales, up slightly sequentially. Operating profit flow-through was 27 percent from the second quarter of 2007, and 30 percent from the third quarter of 2006. The group benefited from higher sequential sales in each of its major product lines, and from the full quarter impact of its second quarter acquisition of Gammaloy and Marlex in the downhole tools product line. Coiled tubing sales increased ten percent sequentially, due to recently completed expansion projects at the Company’s Quality Tubing mill. International markets generally strengthened during the third quarter, led by Europe, Russia, China, the Middle East, and Latin America. Canada service results rebounded seasonally from very weak market conditions during the second quarter, but still remains very soft compared to the last few years. Although the level of gas drilling in Canada remains weak, the Company’s services into heavy oil drilling projects appear to be strengthening. Domestic markets also performed well during the third quarter, but several customers are curtailing spending as dayrates soften, and operators ponder additional gas competition from LNG and new sources of supply coming in through the Rockies Express pipeline.
Distribution Services segment revenues were $361.3 million, an increase of five percent sequentially and two percent from the third quarter of 2006. Operating profit was $25.1 million and operating margin was 6.9 percent, up slightly sequentially. Operating profit flowthrough was 12 percent sequentially but only one percent year-over-year, due mostly to lower margins in the U.S., which accounts for about 60 percent of the group’s mix. Drilling contractors in the US have reduced day-to-day purchases, increasing pricing pressure on the maintenance, repair and operating supplies the group sells. Nevertheless, domestic revenues were up slightly from the second quarter due to new supply stores the group has opened in certain regions. Canada rebounded modestly out of its seasonally weak second quarter with improved margins, but the revenues there were down 24 percent compared to the third quarter of last year. However, Canadian demand for artificial lift products into oil production remains strong, and the group is expanding its offering in this area. International business also increased during the third quarter, at good incremental flowthroughs. The group has opened several stores in new international markets over the past few quarters, positioning itself well to benefit from the increasing activity we see overseas, and is up 22 percent year-over-year. During the third quarter the group opened a store onboard a jackup rig in offshore India, the first such store on a rig ever operated by the Company.
Outlook
We believe that the outlook for the Company for the remainder of 2007 remains positive, as high commodity prices are expected to keep overall oil and gas activity high, and as the Company completed the third quarter with a record level of backlog for capital equipment for its Rig Technology group. Historically high levels of drilling across the U.S. and several major markets, including the Middle East, North Africa, the Far East and the North Sea, are expected to continue to drive good results. Nevertheless, seasonally high gas storage levels could result in lower gas prices, which could lead to reductions in activity in North America, where most drilling is directed at gas.

Oil prices and supply remains subject to significant political risk in many international regions. The growth of China and other emerging economies has added significant demand to the oil markets, and new sources of supply continue to prove challenging to find and produce economically. Production for many important oil producing countries appear to be in permanent decline. The Company expects the resulting higher oil prices to sustain higher levels of oilfield activity in 2007, provided the world’s major economies remain strong, and OPEC discipline keeps oil prices high.
Our outlook for demand for capital equipment from our Rig Technology segment remains good, because we are bidding a significant number of prospects for both jackup and floating rigs, along with land rigs for international markets. The revenue scheduled to flow out of backlog as of September 30, 2007 is approximately $1.2 billion for the remainder of 2007, $3.9 billion for 2008, and $2.9 billion in 2009 and beyond.
Overall Petroleum Services & Supplies business remains good, particularly in U.S., Latin America and Eastern Hemisphere markets. However, we continue to monitor market conditions closely in North America, particularly in Canada where we do not foresee a meaningful recovery anytime soon. We believe the strengthening of the Canadian Dollar during the third quarter, and recently announced changes to the extraction tax regime in Western Canada, will probably further adversely impact Canadian drilling economics, and may deepen and prolong the current downturn. Additionally, U.S. activity is at risk due to the high levels of natural gas currently in storage. Historically the operating profit flow-through for the segment has been in the range of 30 percent, but will continue to be volatile from quarter to quarter due to changes in product mix, foreign exchange movements, pricing variability, costs of production, and other factors.
The Company’s Distribution Services segment operates in a very competitive market, which makes further margin expansion beyond current levels very challenging. Internationally we are targeting further expansion underpinned by new strategic alliances in 2007, and believe that these will fuel growth during the remainder of 2007. The U.S. market is expected to continue to be strong; however, excessive gas in storage could place activity levels and segment revenues at risk. Additionally domestic drilling contractors have reduced their operating expenditures in the face of lower dayrates in the U.S., which has generated pricing pressure in many domestic markets. The Canadian market is likely to remain weak due to more challenging producer economics there.
Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2007 and 2006, and the second quarter of 2007 include the following:

				%	%
				3Q07 v	3Q07 v
	3Q07*	3Q06*	2Q07*	3Q06	2Q07
Active Drilling Rigs:
U.S.	1,788	1,719	1,756	4.0%	1.8%
Canada	348	494	139	(29.6%)	150.4%
International	1,020	941	1,002	8.4%	1.8%

Worldwide	3,156	3,154	2,897	0.1%	8.9%

West Texas Intermediate Crude Prices (per barrel)	$75.32	$70.42	$64.99	7.0%	15.9%

Natural Gas Prices ($/mmbtu)	$6.17	$6.06	$7.52	1.8%	(18.0%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2007 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
The worldwide and U.S. quarterly average rig count increased 0.1% (from 3,154 to 3,156) and 4.0% (from 1,719 to 1,788), respectively, in the third quarter of 2007 compared to the third quarter of 2006. The average per barrel price of West Texas Intermediate Crude increased 7.0% (from $70.42 per barrel to $75.32 per barrel) and natural gas prices increased 1.8% (from $6.06 per mmbtu to $6.17 per mmbtu) in the third quarter of 2007 compared to the third quarter of 2006.
U.S. rig activity at October 26, 2007 was 1,760 rigs compared to the third quarter average of 1,788 rigs. The price for West Texas Intermediate Crude was at $91.73 per barrel as of October 26, 2007. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rig Technology	$1,521.9	$887.3	$4,150.9	$2,448.4
Petroleum Services & Supplies	805.5	624.1	2,243.4	1,755.0
Distribution Services	361.3	353.5	1,058.0	999.1
Elimination	(109.2)	(87.0)	(322.2)	(255.4)

Total Revenue	$2,579.5	$1,777.9	$7,130.1	$4,947.1

Operating Profit:
Rig Technology	$373.5	$155.2	$983.1	$383.0
Petroleum Services & Supplies	193.6	139.9	542.4	382.0
Distribution Services	25.1	25.0	73.1	65.6
Unallocated expenses and eliminations	(46.8)	(34.6)	(128.9)	(100.7)

Total operating profit	$545.4	$285.5	$1,469.7	$729.9

Operating profit %:
Rig Technology	24.5%	17.5%	23.7%	15.6%
Petroleum Services & Supplies	24.0%	22.4%	24.2%	21.8%
Distribution Services	6.9%	7.1%	6.9%	6.6%
Total Operating Profit %	21.1%	16.1%	20.6%	14.8%
Rig Technology
Three Months Ended September 30, 2007 and 2006. Rig Technology revenue in the third quarter of 2007 was $1,521.9 million, an increase of $634.6 million (72%) compared to the same period of 2006. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several quarters.
Operating profit from Rig Technology was $373.5 million for the third quarter ended September 30, 2007, an increase of $218.3 million (141%) over the same period of 2006. The increase in operating profit was the result of improved manufacturing, engineering, and operational productivity; efficiencies gained from building several rigs of the same design; the increased demand for products; improved pricing; and an increased mix of offshore related projects.
Nine Months Ended September 30, 2007 and 2006. Revenue for the first nine months of 2007 was $4,150.9 million, an increase of $1,702.5 million (70%) compared to the same period of 2006. The increase was due primarily to the continued growth of capital equipment orders as discussed above.
Operating profit for the first nine months of 2007 was $983.1 million, an increase of $600.1 million (157%) compared to 2006. The increase in operating profit was the result of improved manufacturing, engineering, and operational productivity; efficiencies gained from building several rigs of the same design; the increased demand for products; improved pricing; and an increased mix of offshore related projects.
Petroleum Services & Supplies
Three Months Ended September 30, 2007 and 2006. Revenue from Petroleum Services & Supplies was $805.5 million for the third quarter of 2007 compared to $624.1 million for the third quarter of 2006, an increase of $181.4 million (29%). The increase is attributable to higher demand for virtually all products and services offered by the segment. The group also benefited from key strategic acquisitions of NQL and Gammaloy and demand for new high end equipment.
Operating profit from Petroleum Services & Supplies was $193.6 million for the third quarter of 2007 compared to $139.9 million for the third quarter of 2006, an increase of $53.7 million (38%). The increase was attributable to higher profitability across most of our products, driven by higher volumes and improved pricing, and the strengthening of the Canadian market following the breakups.
Nine Months Ended September 30, 2007 and 2006. Revenue from Petroleum Services & Supplies was $2,243.4 million for the first nine months of 2007 compared to $1,755.0 million for the first nine months of 2006, an increase of $488.4 million (28%). The increase is attributable to higher demand for downhole tools and high end tubing units. The increase was also attributed to the full impact of the NQL and Gammaloy acquisitions made during the last ten months.
Operating profit from Petroleum Services & Supplies was $542.4 million for the first nine months of 2007 compared to $382.0 million for the first nine months of 2006, an increase of $160.4 million (42%). The increase was attributable to higher profitability from all major product groups.
Distribution Services
Three Months Ended September 30, 2007 and 2006. Revenue from Distribution Services was $361.3 million, an increase of $7.8 million (2%) during the third quarter of 2007 over the comparable 2006 period. Distribution revenue increased mainly due to a 23% growth in international (outside North America) operations and a slight increase (5%) in U.S. operations. These results offset a 24% decline in Canada Distribution revenue.
Operating profit of $25.1 million in the third quarter of 2007 increased $0.1 million over the third quarter of 2006.
Nine Months Ended September 30, 2007 and 2006. Revenue from Distribution Services increased $58.9 million (6%) in the first nine months of 2007 when compared to the first nine months of 2006. Operating profit in the first nine months of 2007 of $73.1 million increased by $7.5 million (11%) from the comparable period in 2006. This increase in operating profit was largely achieved by absorbing the revenue increase across an already established distribution infrastructure and expense base.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $46.8 and $128.9 million for the three and nine months ended September 30, 2007, compared to $34.6 million and $100.7 million for the same periods of 2006. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Interest and financial costs
Interest and financial costs were $11.5 million and $36.9 million for the three and nine months ended September 30, 2007, compared to $10.0 million and $36.6 million for the respective periods in 2006.
Other income (expense), net
Other income (expense), net was an income of $1.8 million and expense of $1.9 million for the three and nine months ended September 30, 2007, compared to expense of $9.1 million and $23.1 million for the same periods of 2006, respectively. The decrease in expense was primarily due to a net foreign exchange gain of $2.7 million and $2.9 million for the three and nine months ended September 30, 2007, respectively compared to a net foreign exchange loss of $6.7 million and $16.3 for the respective period in 2006. Strengthening of the Canadian, Euro and Norwegian currencies against the U.S. dollar were the leading contributors to the foreign exchange movements in 2007.
Provision for income taxes
The effective tax rates for the three and nine month periods ended September 30, 2007 were 32.4% and 33.5%, respectively, compared to 33.5% and 33.6% for the same periods in 2006. The 2007 rates reflect increased state income tax expense resulting from the enactment of the new Texas Margin Tax, incremental US tax on certain repatriated foreign earnings and reduced benefits in the U.S. associated with export sales, which were offset by higher earnings in foreign jurisdictions with lower tax rates in 2007 compared to 2006 and increasing benefits in the US from the new tax incentive for manufacturing activities. The U.S. laws granting the tax benefit associated with export sales were repealed as part of the American Jobs Creation Act of 2004, and this benefit was phased out in 2006. A new tax benefit associated with U.S. manufacturing operations passed into law under the same act and will be phased in over the next four years. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit.

Liquidity and Capital Resources
At September 30, 2007, the Company had cash and cash equivalents of $1,486.0 million, and total debt of $846.2 million. At December 31, 2006, cash and cash equivalents were $957.4 million and total debt was $840.3 million. The Company’s outstanding debt at September 30, 2007 consisted of $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, $100.0 million of 7.5% Senior Notes due 2008, and other debt of $46.2 million.
For the first nine months of 2007, cash provided by operating activities was $728.3 million compared to cash provided by operating activities of $694.7 million in the same period of 2006. Cash was provided by operations primarily through net income of $960.4 million plus non-cash charges of $155.6 million for depreciation and amortization, increases in accounts payable of $96.0 million, increases in billings in excess of costs of $538.4 million, and increases in other assets/liabilities, net of $238.1 million. The increase in accounts payable and billings in excess of costs were mainly due to increases in customer deposits and customer prepayments on rig construction projects. These positive cash flows were offset by increases in receivables of $535.6 million, increases in costs in excess of billings of $184.5 million and increases in inventories of $419.9 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first nine months of 2007 compared to the fourth quarter of 2006, while inventory increased due to growing backlog orders.
For the first nine months of 2007, cash used by investing activities was $463.3 million compared to cash used of $168.2 million for the same period of 2006. The Company used $249.3 million for seven acquisitions in the first nine months of 2007, including the business and operating assets of Gammaloy Holdings, L.P. and Marlex Energy Services Company. In January 2007 the Company used an additional $38.1 million to complete the December 2006 acquisition of NQL Energy Services. Capital expenditures totaled approximately $177.4 million in the first nine months of 2007, primarily related to expansion of Rig Technology operations and the Petroleum Services & Supplies service and rental businesses.
For the first nine months of 2007, cash provided by financing activities was $116.9 million compared to cash provided of $40.9 million for the same period of 2006. Cash proceeds from exercised stock options were $104.9 million for the first nine months of 2007.
The effect on the change in exchange rates on cash flows was a positive $146.7 million and $9.9 million for the nine month periods ended September 30, 2007 and 2006, respectively. The 2007 positive cash flow from exchange rate changes was primarily due to cash holdings in the Norwegian Krone as a result of customer prepayments on contracts in that country, and the strengthening of the Norwegian Krone to the U.S. Dollar by approximately 16% during the first nine months of 2007. At September 30, 2007, the Company had a majority of its cash in local functional currencies including Norwegian Krone, Pound Sterling, Euros, and Canadian dollars.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The facility is available for general corporate purposes and acquisitions, including letters of credit and performance bonds. The Company has the right to increase the facility to $750 million at any time during the term of this facility, and to extend the term of the facility for an additional year during the final 90 days of the facility. At September 30, 2007, there were no borrowings against this facility. At September 30, 2007, there were $312 million in outstanding letters of credit in this facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate. The Company also has $1,087 million of additional outstanding letters of credit at September 30, 2007, primarily in Norway, that are essentially under various bilateral committed LC lines of credit. This increased letter of credit exposure is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credits.
The Company’s cash balance as of September 30, 2007 was $1,486 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange gain in our income statement of approximately $2.9 million in the first nine months of 2007, compared to a $16.3 million loss in the same period of the prior year. The gain/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Further strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
Some of our revenues in foreign countries are denominated in U.S. Dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. Dollar revenues are denominated in the local currency. Similarly, some of our revenues are denominated in foreign currencies, but have associated U.S. Dollar costs, which also gives rise to foreign currency exchange rate exposure. In order to mitigate that risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes.
At September 30, 2007, we had entered into foreign currency forward contracts with notional amounts aggregating $754.5 million designated and qualifying as cash flow hedges to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, we have recorded a gain of $24.0 million, net of tax of $11.4 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in accumulated other comprehensive income in the consolidated balance sheet. It is expected that $7.2 million of the 2007 gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the fourth quarter of 2010. A gain from ineffectiveness of $4.2 million is included in earnings related to these foreign currency forward contracts for the first nine months of 2007.
At September 30, 2007, the Company had foreign currency forward contracts with notional amounts aggregating $1,814.4 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $125.4 million to adjust these foreign currency forward contracts to their fair market value. This gain is offset by designated losses on firm commitments resulting in no impact on current earnings. A loss from ineffectiveness of $1.1 million for the first nine months of 2007 was included in earnings related to these forward contracts.
At September 30, 2007, the Company had foreign currency forward contracts with notional amounts aggregating $344.3 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.
The maturity of the above forward contracts by currency is:

Hedge Classification	Currency	2007	2008	2009	2010	2011	Total
Cash Flow	USD	$82.3	$139.3	$474.3	$58.6	$—	$754.5

Fair Value	EUR	77.7	118.8	21.2	—	—	217.7
	GBP	8.8	8.7	—	—	—	17.5
	KRW	0.4	0.6	—	—	—	1.0
	SGD	2.3	4.0	1.3	—	—	7.6
	USD	471.9	745.4	349.7	2.2	1.4	1,570.6

		561.1	877.5	372.2	2.2	1.4	1,814.4

Balance Sheet	EUR	0.5	—	—	—	—	0.5
	GBP	0.5	—	—	—	—	0.5
	SGD	—	0.6	—	—	—	0.6
	USD	336.8	4.4	1.5	—	—	342.7

		337.8	5.0	1.5	—	—	344.3

Total		$981.2	$1,021.8	$848.0	$60.8	$1.4	$2,913.2

Of the above forward contracts, our Norwegian operations have entered into $2,616.5 million of the total amount of hedges.
The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $52.1 million as of September 30, 2007 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities denominated in non-local functional currencies. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $3.4 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk
At September 30, 2007 our long term borrowings consisted of $100 million in 7.5% Senior Notes, $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes and $150 million in 5.5% Senior Notes. We occasionally have borrowings under our credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These borrowings carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
As of September 30, 2007, we had three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under these agreements, we receive interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges. The swaps are marked-to-market for periods subsequent to the Merger and any change in their value will be reported as an adjustment to interest expense. The change in the fair market value of the interest rate swap agreements resulted in a $0.2 million decrease in interest expense for the nine months ended September 30, 2007.
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

PART II — OTHER INFORMATION
Item 6. Exhibits
Reference is hereby made to the Index to Exhibits commencing on Page 24.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2007	By:	/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.2) (7).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams and Haynes Smith. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (8).

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (8).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

10.8	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (9).

10.9	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (9).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 18, 2005.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.