Form 10-K/A
period 2007-12-31
NATIONAL OILWELL VARCO INC
filed 2008-03-13
CIK 1021860

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $18.5 billion. As of February 20, 2008, there were 356,988,724 shares of the Company’s common stock ($0.01 par value) outstanding.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on February 29, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. National Oilwell Varco, Inc. (the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
Also included in this Amendment are the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.
There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table identifies our directors and lists their names, ages, terms of office, business backgrounds, and other directorships.

		Expiration Date		Year First
		of Current		Became
Name	Age	Term	Biography	Director
Merrill A. Miller, Jr.	57	2009	Mr. Miller has been a Director of the Company since May 2001 and Chairman of the Board since July 22, 2005. He also served as Chairman of the Board from May 2002 through March 11, 2005. He served as the Company’s Chief Operating Officer from November 2000 through March 11, 2005. He has served as President since November 2000 and as Chief Executive Officer since May 2001. He has served in various senior executive positions with National Oilwell since February 1996. Mr. Miller also serves as a director of Chesapeake Energy Corporation, a company engaged in the development, acquisition, production, exploration, and marketing of onshore oil and natural gas properties in the United States.	2001

Greg L. Armstrong	49	2009	Mr. Armstrong has been a Director of the Company since March 2005. Mr. Armstrong served as a Director of Varco from May 20, 2004 until its merger with the Company on March 11, 2005. Since 1998, he has been the Chairman of the Board and Chief Executive Officer of Plains All American GP LLC, the general partner and controlling entity of Plains All American Pipeline, L.P., a publicly traded master limited partnership engaged in the business of marketing, gathering, transporting, terminalling and storing crude oil. Mr. Armstrong is a member of the National Petroleum Council and a member of the Board of BreitBurn Energy Partners.	2005

Robert E. Beauchamp	48	2008	Mr. Beauchamp has been a Director of the Company since August 2002. Since 1988, he has served in various capacities at BMC Software, Inc., a leading provider of enterprise management solutions, most recently as President and Chief Executive Officer and as a director. During his career with BMC, he also served as senior vice president of research & development, vice president of strategic marketing and corporate development, and director of strategic marketing.	2002

Ben A. Guill	57	2010	Mr. Guill has served as a Director of the Company since 1999. Until April 2007, he was President of First Reserve Corporation, a corporate manager of private investments focusing on the energy and energy-related sectors, which he joined in September 1998. Prior to joining First Reserve, Mr. Guill was the Managing Director and Co-head of Investment Banking of Simmons & Company International, an investment-banking firm specializing in the oil service industry. Mr. Guill also serves as a director of the general partner of Cheniere Energy Partners, L.P. and as a director of Trico Marine Services, Inc.	1999

		Expiration Date		Year First
		of Current		Became
Name	Age	Term	Biography	Director
David D. Harrison	60	2009	Mr. Harrison has been a Director of the Company since August 2003. He has served as Executive Vice President and Chief Financial Officer of Pentair, Inc., a diversified manufacturer in water technologies and enclosures businesses, since February 2000 until his retirement in February 2007. He also served as Executive Vice President and Chief Financial Officer of Pentair, Inc. from 1994 to 1996. From 1972 through 1994, Mr. Harrison held various domestic and international finance positions with a combination of General Electric and Borg-Warner Chemicals. Mr. Harrison serves as a director of Navistar International Corporation, a holding company whose wholly owned subsidiaries produce International ® brand commercial trucks, MaxxForce brand diesel engines, IC brand school buses, and Workhorse brand chassis for motor homes and step vans.	2003

Roger L. Jarvis	54	2010	Mr. Jarvis has been a Director of the Company since February 2002. Since 2007, he has served as Chairman, Chief Executive Officer and President of Common Resources LLC, a privately held company engaged in the business of exploration for and production of hydrocarbons in the United States. He served as President, Chief Executive Officer and Director of Spinnaker Exploration Company, a natural gas and oil exploration and production company, from 1996 and as its Chairman of the Board from 1998, until its acquisition by Norsk Hydro ASA in December 2005.	2002

Eric L. Mattson	56	2010	Mr. Mattson has been a Director of the Company since March 2005. Mr. Mattson served as a Director of Varco (and its predecessor, Tuboscope Inc.) from January 1994 until its merger with the Company on March 11, 2005. Mr. Mattson has served as Senior Vice President and Chief Financial Officer of VeriCenter, Inc., a private provider of managed hosting services, since 2003, until its acquisition in August 2007. From November 2002 until October 2003, Mr. Mattson worked as an independent consultant. Mr. Mattson was the Chief Financial Officer of Netrail, Inc., a private Internet backbone and broadband service provider, from September 1999 until November 2002. From July 1993 until May 1999, Mr. Mattson served as Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated, a provider of products and services to the oil, gas and process industries.	2005

Jeffery A. Smisek	53	2008	Mr. Smisek has been a Director of the Company since March 2005. Mr. Smisek served as a Director of Varco (and its predecessor, Tuboscope Inc.) from February 1998 until its merger with the Company on March 11, 2005. Since December 30, 2004, Mr. Smisek has served as President and a director of Continental Airlines, Inc. Mr. Smisek previously served Continental Airlines, Inc. as: Executive Vice President from March 2003 until December 2004; and Executive Vice President — Corporate from May 2001 until March 2003.	2005

Executive Officers
The following table identifies our current executive officers and lists their names, ages, terms of office, and business backgrounds. The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors. None of the executive officers or directors have any family relationships with each other.

Name	Age	Position	Biography
Merrill A. Miller, Jr.	57	President and Chief Executive Officer	Mr. Miller has served as the Company’s President since November 2000, Chief Executive Officer since May 2001 and Chairman of the Board since July 22, 2005. Mr. Miller also served as Chairman of the Board from May 2002 through March 11, 2005. He served as the Company’s Chief Operating Officer from November 2000 through March 11, 2005. He has served in various senior executive positions with the Company since February 1996. Mr. Miller also serves as a director of Chesapeake Energy Corporation, a company engaged in the development, acquisition, production, exploration, and marketing of onshore oil and natural gas properties in the United States.

Robert W. Blanchard	46	Vice President, Corporate Controller and Chief Accounting Officer	Mr. Blanchard has served as the Company’s Vice President, Corporate Controller and Chief Accounting Officer since May 2005. Mr. Blanchard served as Controller of Varco from 1999 and as its Vice President from 2002 until its merger with the Company on March 11, 2005.

Mark A. Reese	49	President – Rig Technology	Mr. Reese has served as President – Rig Technology since August 2007. Mr. Reese served as President – Expendable Products from January 2004 to August 2007. He served as President of the Company’s Mission Products Group from August 2000 to January 2004. From May 1997 to August 2000 he was Vice President of Operations for the Company’s Distribution Services Group.

Dwight W. Rettig	47	Vice President, General Counsel and Secretary	Mr. Rettig has served as the Company’s Vice President and General Counsel since February 1999, and from February 1998 to February 1999 as General Counsel of the Company’s Distribution Services Group.

Clay C. Williams	45	Senior Vice President and Chief Financial Officer	Mr. Williams has served as the Company’s Senior Vice President and Chief Financial Officer since March 2005. He served as Varco’s Vice President and Chief Financial Officer from January 2003 until its merger with the Company on March 11, 2005. From May 2002 until January 2003, Mr. Williams served as Varco’s Vice President Finance and Corporate Development. From February 2001 until May 2002, and from February 1997 until February 2000, he served as Varco’s Vice President—Corporate Development.

Section 16(a) Beneficial Owner Reporting Compliance
The rules of the SEC require that the Company disclose late filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers, and beneficial owners of more than ten percent of the Company’s stock. The Company has undertaken responsibility for preparing and filing the stock ownership forms required under Section 16(a) of the Securities and Exchange Act of 1934, as amended, on behalf of its officers and directors. Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during 2007.
Policies on Business Ethics and Conduct
The Company has a long-standing Business Ethics Policy. In April 2003, the Board adopted the Code of Business Conduct and Ethics For Members of the Board of Directors and Executive Officers and the Code of Ethics for Senior Financial Officers. These codes are designed to focus the Board and management on areas of ethical risk, provide guidance to personnel to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct and help to foster a culture of honesty and accountability. As set forth in the Corporate Governance Guidelines, the Board may not waive the application of the Company’s policies on business ethics and conduct for any Director or Executive Officer. Copies of the Code of Business Conduct and Ethics For Members of the Board of Directors and Executive Officers and the Code of Ethics for Senior Financial Officers, as well as the code of ethics applicable to employees of the Company, are available on the Company’s website, www.nov.com, under the Investor Relations/Corporate Governance section. The Company will furnish print copies of these Codes to interested stockholders without charge, upon request. Written requests for such copies should be addressed to: Dwight W. Rettig, Secretary, National Oilwell Varco, Inc., 7909 Parkwood Circle Drive, Houston, Texas 77036.

Standing Audit Committee
Messrs. Harrison (Chairman), Armstrong, Guill and Mattson are the current members of the Audit Committee. All members of this committee are “independent” within the meaning of the rules governing audit committees by the New York Stock Exchange, or NYSE. The Board of Directors has determined that all members of the Audit Committee meet the NYSE standard of having accounting or related financial management expertise and meet the SEC’s criteria of an Audit Committee Financial Expert.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
General Overview
National Oilwell Varco’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee establishes specific compensation levels for the Company’s executive officers and administers the Company’s long-term incentive award plans. The Compensation Committee’s objective regarding executive compensation is to design and implement a compensation program that will attract and retain the best available individuals to serve on the Company’s executive team and properly incentivize those executives to achieve the Company’s short-term and long-term financial and operational goals. To this end, the Compensation Committee strives to provide compensation packages for key executives that offer compensation opportunities in the median range of oilfield service companies described below. Data sources reviewed by the Compensation Committee and its independent compensation consultants include industry survey groups, national survey databases, proxy disclosures and general trend data, which are updated annually. The Compensation Committee reviews all elements of executive compensation both separately and in the aggregate.
Components of the executive compensation program for 2007 were base salary, participation in the Company’s annual cash incentive (bonus) plan and the grant of non-qualified stock options and performance-based restricted stock awards (long-term incentives).
Compensation Philosophy
The Company believes it is important for each executive to have a set amount of cash compensation, in the form of base salary, that is not dependent on the performance or results of the Company. The Company recognizes that a certain amount of financial certainty must be provided to its executives as part of their compensation.
While the Company believes a competitive base salary is needed to attract and retain talented executives, the Company’s compensation program also places a strong emphasis on annual and long-term incentives to align the executive’s interests with stockholder value. The annual and long-term incentives are calculated and paid based primarily on financial measures of profitability and stockholder value creation. Executives of the Company have the incentive of increasing the Company’s profitability and stockholder return in order to earn a major portion of their compensation package.
The Company seeks to structure a balance between achieving strong short-term annual results and ensuring the Company’s long-term success and viability. The Company wants each of its executives to balance his focus between the Company’s day-to-day operational performance and the Company’s long-term goals and strategies. To reinforce the importance of balancing these perspectives, the Company’s executives are provided both short and long-term incentives.
Base salary is designed to reward the executive for his performance of his normal, everyday job functions. The Company’s annual cash incentive (bonus) plan and long-term incentives are designed to reward the executive for executing business plans that will benefit the Company in the short and long-term. The Company believes that the mix of short and long-term incentives allows the Company to deliver results aligned with the interests of stockholders. Stock options create a focus on share price appreciation, while the annual cash incentive (bonus) and performance-based restricted stock awards emphasize financial performance, both absolute and relative.
Given the inherent nature of this form of compensation, the Company understands that its annual cash incentives and long-term compensation will result in varying compensation for its executives each year. Because of this, the Company has tried to design its annual cash incentives and long-term compensation program in such a way to provide substantive financial benefits to its executives during times when the Company’s financial and operational performance is strong, while motivating executives to stay with the Company during times when the Company’s performance may not be as strong.
There are no compensation policy differences among the individual executives, except that the more senior officers, such as the chief executive officer, receive higher compensation consistent with their increased responsibilities. These differences are considered in connection with the compensation analysis performed by the Compensation Committee.
Competitive Positioning
Because of these goals and objectives for executive compensation, the Company believes each element of compensation should be properly designed, as well as competitive with the marketplace, to incentivize its executives in the manner stated above.

As part of its process to establish compensation levels for the Company’s named executive officers, the Compensation Committee compares total compensation and base salary for each of its named executive officers against the median total compensation and median base salary earned by comparable executive officers as paid by the designated peer group. When analyzing peer group data, the Compensation Committee does not establish a specific numeric range around the median data points, which it considers reasonable or acceptable. Rather, in setting compensation for any particular named executive officer, the Compensation Committee considers any variance from the median, taking into account other factors as discussed below, and determines whether such variance is appropriate. If the Compensation Committee determines that any variance is unwarranted, the Compensation Committee will make appropriate adjustments to the compensation levels.
The Company does not target a specific percentile of its designated peer group for its annual cash incentive compensation or its long-term equity compensation. The Compensation Committee recognizes that these elements of compensation can vary significantly in value from year to year, making comparisons to peer group data less meaningful.
In January 2007, the Company engaged its compensation consultant, Mercer Human Resource Consulting (“Mercer”), to conduct a review of senior executive compensation, using the following peer group against which to compare executive pay: Baker Hughes, Inc.; BJ Services Co.; Cameron International Corporation; Halliburton Co.; Hanover Compressor Co.; Schlumberger Ltd.; Smith International, Inc.; and Weatherford International Ltd. The peer group consisted of companies in the oilfield services sector with varying ranges of market capitalization and revenues. The Company’s revenue and market capitalization prior to the time of such review were each near the median revenue and median market capitalization, respectively, for the peer group. The peer group was used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to those of the Company and have businesses that compete with the Company for executive talent. Benchmarking and aligning base salaries are critical to a competitive compensation program.
Mercer analyzed and compared each position’s responsibilities and job title to develop competitive market data based on data from proxy statements as well as published salary surveys in the energy industry as well as the general industry. Mercer’s proxy analysis focused on the top five executives. The executive compensation review covered the following elements of compensation: base salaries, annual bonuses, and equity compensation.
Mercer provided comprehensive data on elements of the Company’s compensation program compared to the market 25th percentile, market 50th percentile and market 75th percentile of the designated peer group. For total direct compensation (total cash compensation plus long-term incentive compensation), Mercer compared the Company named executive officers’ total direct compensation for 2006 with the market 25th percentile, market 50th percentile and market 75th percentile for comparable executive officers in the designated peer group. Based on the compiled data and the comparisons prepared by Mercer, the Compensation Committee, in consultation with Frederic W. Cook & Co., the Compensation Committee’s independent compensation consultant (“Frederic Cook”), determined that the total direct compensation for the Company’s named executive officers relative to the designated peer group was in the median range of the designated peer group, except for Mr. Miller, whose total direct compensation was significantly below the median range of the designated peer group. The deviation for Mr. Miller’s total direct compensation was due in part to Mr. Miller declining to have his base salary adjusted in 2006, as well as the variable nature and value of long-term incentive compensation.
Components of Compensation
The following describes the elements of the Company’s compensation program for 2007, why they were selected, and how the amounts of each element were determined.
Base Salary
Base salaries provide executives with a set level of monthly cash income. While the Compensation Committee is aware of competitive levels, actual salary levels are based on factors including individual performance and level and scope of responsibility. The Company does not give specific weights to these factors. The Compensation Committee determines median base salary levels by a comprehensive review of information provided in proxy statements filed by oilfield service companies with varying ranges of market capitalization and revenues. Generally, each executive is reviewed by the Compensation Committee individually on an annual basis. Salary adjustments are based on the individual’s experience and background, the individual’s performance during the prior year, the general movement of salaries in the marketplace, our financial position and, for each executive other than the chief executive officer, the recommendations of our chief executive officer. The Compensation Committee does not establish specific, individual goals for the Company’s named executive officers, other than the chief executive officer (see “Compensation of the Chief Executive Officer” below for a discussion of the chief executive officer’s goals). The Compensation Committee’s analysis of the individual performance of any particular named executive officer, other than the chief executive officer, is subjective in nature and takes into account the recommendations of the chief executive officer. As a result of these factors, an executive’s base salary may be above or below the targeted median at any point in time.
In January 2007, the Compensation Committee reviewed with Frederic Cook base salary adjustment recommendations made by the chief executive officer for the other named executive officers. The Compensation Committee concluded that the top five executives of the Company, other than the chief executive officer, had a base salary that was in the market median base salary range for his position. The Compensation Committee also considered in its review of base salary compensation for the top five executives the scope and size of the Company and the financial and operating performance of the Company during 2006.
Based on these factors, the Company’s named executive officers did not receive any adjustments to their base salaries in 2007. The Compensation Committee noted that the base salary adjustments for the named executive officers in 2006, other than its chief executive officer who did not receive any base salary adjustment, put such executive’s base salary pay at that time above the median base salary range near the market 65th percentile. Prior to such adjustments in 2006, the Compensation Committee noted that the top five executives of the Company, other than the chief executive officer who was excluded from the review, had a base salary that was below market median base salary for his position. The salary adjustments in 2006 were also made as a result of the successful integration of the Company with Varco International, Inc. and the successful financial and operating performance of the Company during 2005. The Compensation Committee determined that the named executive officers’ base salary (other than the chief executive officer) was in the median base salary range in 2007, which is consistent with the Company’s stated philosophy of maintaining executive compensation in the median range of other similarly situated oilfield service companies.
Annual Incentive Award
The objectives of the Company’s annual cash incentive bonus plan are to incent performance to achieve the Company’s corporate growth and profitability goals, encourage smart investments and prudent employment of capital, and provide competitive compensation packages to attract and retain management talent.
Substantially all exempt employees, including executive officers, participated in the Company’s annual incentive plan in 2007, aligning a portion of each employee’s cash compensation with Company performance against a predetermined operating profit target. As in prior years, the incentive plan provided for cash awards if objectives related to the Company’s achievement of a certain specified operating profit target based on the Company’s financial plan were met. The Company’s annual financial plan, including the Company’s target operating profit level, is established through a comprehensive budget and financial planning process, which includes a detailed analysis of the Company’s market outlook and available strategic alternatives, and is approved by the Board each year.
The designated performance objective under the incentive plan is the Company’s operating profit. There are three levels set under the incentive plan using this single performance metric – minimum, target and maximum. Based on the Company’s annual financial plan, each level is assigned a specified operating profit net of the bonus expense. Entry level is the “minimum” level of operating profit for which the Company provides an annual incentive payout. If the Company’s operating profit is less than the entry level threshold, then there is no payout in that fiscal year. If the Company achieves the entry level threshold, the “minimum” level payout of 10% of the target incentive amount is earned, which is a percentage of base salary. The target incentive amount (100%) is earned when the target operating profit is reached by the Company. For the “maximum” level payout of 200% of the target incentive amount to occur, the Company’s operating profit must equal or exceed the maximum operating profit goal that was set for the incentive plan. Results falling between the stated thresholds of minimum, target and maximum will result in an interpolated, or sliding scale payout.
The Compensation Committee believes the use of operating profit as the designated performance objective under the incentive plan best aligns the interests of the Company’s stockholders and the Company’s executive officers. The “target” objective is set at the target operating profit level provided under the Company’s annual financial plan approved by the Board. The “target” objective is set at a level that the Company believes is challenging to meet but achievable if the Company properly executes its operational plan and market conditions are as forecasted by the Company at the beginning of the year. The “minimum” and “maximum” level of operating profit under the incentive plan are set based off of the “target” objective, so that the “minimum” objective is approximately 80% of the “target” objective and the “maximum” objective is approximately 110% of the “target” objective. The Compensation Committee believes this objective, formulaic measure allows the “minimum” objective to be set at a level that the Company can achieve even if forecasted market conditions are not as favorable as anticipated and/or the Company’s operational plan is not executed as efficiently as planned. The “minimum” objective serves to motivate the Company’s executives to continue to work towards executing the Company’s operational plan if market conditions, which are generally outside the control of the Company, are not as favorable as forecasted. The Compensation Committee believes this objective, formulaic measure allows the “maximum” objective to be set at a level that would be very challenging for the Company to achieve. The Compensation Committee believes that, for the “maximum” objective to be achieved, a combination of market conditions being more favorable than initially forecasted and the Company executing its operational plan in a highly efficient manner would need to occur.

All participants in the incentive plan have a minimum of 25% of their bonus awards tied to the Company’s consolidated corporate operating profit, while senior executives, including business unit heads, have a minimum of 50% of their bonus awards tied to the Company’s consolidated corporate operating profit, with the remainder of their bonus awards, if applicable, tied to their business unit performance. 100% of each named executive officer’s annual bonus award is tied to the financial performance of the Company. Participant award opportunities will vary depending upon individual levels of participation in the incentive plan (participation level). The Company designed the incentive plan with the idea that a portion of each executive’s cash compensation should be tied to the financial and operating performance of the Company.
Payouts are calculated by multiplying (A) the incremental increase in operating profit over a specified target (“performance result” multiplier amount can be anywhere from 10% (minimum) to 100% (target) to 200% (maximum)) by (B) the participant’s base salary by (C) the participant’s designated target percentage of base salary (participation level). For 2007, the chief executive officer’s participation level was 100%, the chief financial officer’s participation level was 80%, and the other executive officers’ participation level was 75%. These participation level percentages are based on each executive’s level of responsibility for the Company’s financial performance.
The following examples calculate an annual incentive award payment for Mr. Miller assuming (1) the Company’s 2007 operating profit was equal to the operating profit target set under the incentive plan and (2) the Company’s 2007 operating profit exceeded the maximum operating profit target set under the incentive plan:
(1)	100% (performance result) x $800,000 (base salary) x 100% (participation level) = $800,000

(2)	200% (performance result) x $800,000 (base salary) x 100% (participation level) = $1,600,000
Additionally, certain key executives including all executive officers were subject to a 25% maximum adjustment to their bonus payouts. If a predetermined capital employed target was exceeded, the bonus payout would be reduced by up to 25%. If a predetermined capital employed target was not exceeded, the bonus payout would be increased by up to 25%; provided that in no event may the 200% maximum target incentive amount be exceeded. The Compensation Committee does not have the discretion to increase or decrease payouts under the Company’s annual cash incentive bonus plan.
Based on the Company’s strong financial results — the Company’s actual operating profit for 2007 exceeded the maximum operating profit target set under the Company’s annual incentive plan — bonus payments were made to the Company’s named executive officers, other than its chief executive officer, at the “maximum” level payout of 200% of the target incentive, as follows: Mr. Williams — $800,000; Mr. Reese — $577,500; Mr. Smith — $577,500; and Mr. Rettig — $525,000. These bonus payouts reflected the strong financial performance the Company achieved in 2007.
The Company’s annual incentive plan is designed to reward its executives in line with the financial performance of the Company on an annual basis. When the Company is achieving strong financial results, its executives will be rewarded well through its annual incentive plan. The Company believes this structure helps keep the executives properly motivated to continue helping the Company achieve these strong results. While the executives’ financial benefit is reduced during times when the Company’s performance is not as strong, other forms of the Company’s compensation program, namely its long-term incentive compensation as well as base salary, help motivate its executives to remain with the Company to help it achieve strong financial and operational results, thereby benefiting the executive, the Company and its stockholders.
Long-Term Incentive Compensation
The primary purpose of the Company’s long-term incentive compensation is to focus its executive officers on a longer-term perspective in their managerial responsibilities. This component of an executive officer’s compensation directly links the officers’ interests with those of the Company’s other stockholders. In addition, long-term incentives encourage management to focus on the Company’s long-term development and prosperity in addition to annual operating profits. This program helps balance long-term versus short-term business objectives, reinforcing that one should not be achieved at the expense of the other. The Company’s Corporate Governance Guidelines encourage its directors and executive officers to own shares of the Company’s stock and increase their ownership of those shares over time. However, the Company does not have any specific security ownership requirements or guidelines for its executives, but the Board has adopted stock ownership guidelines for the Company’s directors (see “Stock Ownership Guidelines” below for further information).

The Company’s long-term incentive compensation granted in 2007 to its named executive officers consisted of stock options and performance-based restricted stock awards.
The goal of the stock option program is to provide a compensation program that is competitive within the industry while directly linking a significant portion of the executive’s compensation to the enhancement of stockholder value. The ultimate value of any stock option is based solely on the increase in value of the shares of the Company’s common stock over the grant price. Accordingly, stock options have value only if the Company’s stock price appreciates from the date of grant. Additionally, the option holder must remain employed during the period required for the option to “vest”, thus providing an incentive for an option holder to remain employed by the Company. This at-risk component of compensation focuses executives on the creation of stockholder value over the long-term.
The goal of the performance-based restricted stock award program is to provide a compensation program that is also competitive within the industry while directly linking a significant portion of the executive’s compensation to the financial performance of the Company relative to a designated peer group. The performance-based restricted stock awards received by the executives have value only if the Company’s designated financial performance objective exceeds the median level financial performance objective for a designated peer group. Additionally, the holder must also remain employed during the period required for the award to “vest”, thus providing an additional incentive for the award holder to remain employed by the Company. This at-risk component of compensation focuses executives on achieving strong financial performance for the Company over the long-term.
The Company grants stock options and performance-based restricted stock awards to the Company’s key executives based on competitive grants within the industry and based on the level of long-term incentives appropriate for the competitive long-term compensation component of total compensation. Such executives are eligible to receive stock options and restricted stock awards annually with other key managers being eligible on a discretionary basis. Eligibility for an award does not ensure receipt of an award. Options are granted with an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant and generally vest in equal annual installments over a three-year period, and have a ten-year term subject to earlier termination. Option grants and restricted stock award grants must be reviewed and approved by the Compensation Committee.
In January 2007, Company management proposed to the Compensation Committee that the Company’s long-term incentive compensation program be modified to provide for 50% stock options and 50% restricted stock awards, based on value. In the past, the Company’s long-term incentive compensation program consisted solely of stock option grants. In a survey conducted by Mercer, the Company noted that a combination of stock options and restricted stock was the most prevalent mix of long-term incentive compensation provided by its oilfield service peers. Frederic Cook advised the Compensation Committee that there has been a shift towards greater use of restricted stock in the Company’s industry as a vehicle for long-term equity compensation. The Compensation Committee approved changing the Company’s long-term incentive compensation structure to provide for 50% stock options and 50% restricted stock awards.
The Compensation Committee determined that the vesting for the restricted stock award grants to employees other than members of senior management could be based solely on the passage of time, but that it was increasingly common practice for the vesting of restricted stock awards for members of management to be based on the achievement of a specified performance condition. The Compensation Committee believed that the performance condition used for vesting of the restricted stock awards should be a measure that would incentivize the Company’s executives to achieve strong financial results for the Company relative to its peers. The Compensation Committee also believed that the measure should not be made on an absolute basis, but be based on a comparison to its peers so as to reward financial performance only if it exceeded that of the Company’s peers.
After consultation with Company management and Frederic Cook, the Compensation Committee determined that the performance measure to be used for vesting of the restricted stock awards for executives would be the Company’s operating profit growth over a period of time needing to exceed a designated peer group’s median operating profit growth over the same period. The Compensation Committee believed that such a performance measure would serve to motivate the Company’s executives to deliver results aligned with the interests of Company stockholders. To introduce the new long-term incentive compensation structure for executives, the Compensation Committee approved two separate grants of performance-based restricted stock awards for executives in 2007. After 2007, the Compensation Committee agreed that only one grant of performance-based restricted stock awards would be made annually to executives.
The Compensation Committee set the following peer group for comparison purposes in determining vesting of the performance-based restricted stock awards: Baker Hughes, Inc.; BJ Services Co.; Cameron International Corporation; FMC Technologies, Inc.; Grant Prideco Inc.; Hydril Co.; Smith International, Inc.; and Weatherford International Ltd.
The Company’s long-term incentive compensation program is focused on employees who will have a greater impact on the direction and long-term results of the Company by virtue of their roles and responsibilities. The Company presented data, based on information available in public filings, to the Compensation Committee showing that the Company’s past equity incentive programs on a pro forma basis have historically been in-line with its oilfield service peers. The Company noted that the 2007 equity incentive program award values would be consistent with the 2006 equity incentive program award values. The Company also noted the impact of FAS123R expensing that went into effect at the beginning of 2006.
Based on the foregoing, on March 1, 2007, the Compensation Committee approved the grant of stock options to the Company’s named executive officers, other than its chief executive officer, as follows:

Name	Securities Underlying Options (#) (1)
Clay C. Williams	50,000
Mark A. Reese	30,000
Haynes B. Smith	30,000
Dwight W. Rettig	30,000

(1)	Number of shares has been adjusted to reflect the two-for-one stock split in the form of a stock dividend to the Company’s stockholders of record on September 7, 2007 with a distribution of shares on September 28, 2007.
The options were granted at a price equal to the closing trading price of the Company’s common stock on the New York Stock Exchange on the date of approval of the grants by the Compensation Committee. Each of such options has a term of ten years and vests in three equal annual installments commencing on the first anniversary of the grant.
On March 26, 2007, the Compensation Committee approved the grant of performance vesting restricted stock awards to the Company’s named executive officers, other than its chief executive officer, as follows:

	Shares of Restricted Stock (18	Shares of Restricted Stock (36
Name	Months) (#) (1)	Months) (#) (1)
Clay C. Williams	12,500	25,000
Mark A. Reese	7,500	15,000
Haynes B. Smith	7,500	15,000
Dwight W. Rettig	7,500	15,000

(1)	Number of shares has been adjusted to reflect the two-for-one stock split in the form of a stock dividend to the Company’s stockholders of record on September 7, 2007 with a distribution of shares on September 28, 2007.
The restricted stock awards granted by the Company to its executive officers are as follows: (1) one set of grants vest 100% on the eighteen month anniversary of the date of grant (“18 Month Grant”), and (2) one set of grants vest 100% on the third anniversary of the date of grant (“36 Month Grant”), with the 18 Month Grant contingent on the Company’s operating income growth, measured on a percentage basis, from January 1, 2007 to June 30, 2008 exceeding the median operating income growth for a designated peer group over the same period, and with the 36 Month Grant contingent on the Company’s average operating income growth, measured on a percentage basis, from January 1, 2007 to December 31, 2009 exceeding the median average operating income growth for a designated peer group over the same period. One-time, non-recurring, non-operational gains or charges to income taken by the Company or any member of the designated peer group that are publicly reported would be excluded from the income calculation and comparison set forth above. If the Company’s operating income growth does not exceed the median operating income growth of the designated peer group over the designated period, the applicable restricted stock award grant for the executives will not vest and would be forfeited.
The Company recognizes that its stock price fluctuates over time, and in certain cases quite significantly. As stock option grants have historically been granted on an annual basis during the first quarter of the calendar year, executives who have been employed with the Company for some time have received grants with varying exercise prices. This option grant process has helped incentivize its executives to continue employment with the Company during times when the Company’s stock performance is not as positive, allowing its executives to receive option grants with lower exercise prices during those times. Additionally, the ten year term of the options also helps reward its executives who remain with the Company, as it provides the executives time, so long as they continue employment with the Company, to realize financial benefits from their option grants after vesting.
The addition of restricted stock award grants to its executives helps reduce the Company’s long-term incentive compensation reliance on positive stock price movements. The restricted stock awards will have value to the executive even if the Company’s stock price falls below the price on the date of grant, provided that the designated performance condition is achieved.

The Company believes that its equity incentive grants must be sufficient in size and duration to provide a long-term performance and retention incentive for executives and to increase their interest in the appreciation of the Company’s stock and achievement of positive financial results relative to its peers. The Company believes that stock option and restricted stock award grants at a competitive level, with certain vesting requirements, are an effective way of promoting the long-term nature of its business.
Retirement, Health and Welfare Benefits
The Company offers retirement, health and welfare programs to all eligible employees. The Company’s executive officers generally are eligible for the same benefit programs on the same basis as the rest of the Company’s employees. The health and welfare programs cover medical, pharmacy, dental, vision, life, accidental death and dismemberment and disability insurance.
The Company offers retirement programs that are intended to supplement the employee’s personal savings. The programs include the National Oilwell Varco, Inc. 401(k) and Retirement Savings Plan (“401k Plan”) and National Oilwell Varco, Inc. Supplemental Savings Plan (“Supplemental Plan”). The Company’s U.S. employees, including its executives, are generally eligible to participate in the 401k Plan. Employees of the Company whose base salary meets or exceeds a certain dollar threshold established by the Company’s benefits plan administrative committee are eligible to participate in the Supplemental Plan (“Supplemental Employees”). Participation in the 401k Plan and Supplemental Plan are voluntary.
The Company established the 401k Plan to allow employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401k Plan allows eligible employees to elect to contribute a portion of their eligible compensation into the 401k Plan. Wages and salaries from the Company are generally considered eligible compensation. Employee contributions are matched in cash by the Company at the rate of $1.00 per $1.00 employee contribution for the first 4% of the employee’s salary. In addition, the Company makes cash contributions for all eligible employees between 2.5% and 5.5% of their salary depending on the employee’s full years of service with the Company. Such contributions vest immediately. The 401k Plan offers 17 different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The 401k Plan does provide the Company’s employees the option to invest directly in the Company’s stock. The 401k Plan offers in-service withdrawals in the form of loans and hardship distributions.
The Company established the Supplemental Plan, a non-qualified plan, to
     • allow Supplemental Employees to continue saving towards retirement when, due to compensation and contribution ceilings established under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), they can no longer contribute to the 401k Plan; and
     • provide Company base and matching contributions that cannot be contributed to the 401k Plan due to compensation and contribution ceilings established under the Internal Revenue Code.
Compensation which may be deferred into the Supplemental Plan includes wages and salaries from the Company and bonus payments made under the Company’s annual incentive plan. Supplemental Employees may elect to defer a percentage of their base pay and bonus payments received under the Company’s incentive plan into the Supplemental Plan. Contributions in the Supplemental Plan vest immediately. The investment options offered in the Supplemental Plan are similar to the investment options offered in the 401k Plan.
Compensation of the Chief Executive Officer
The Compensation Committee determines the compensation of the chief executive officer based on leadership, meeting operational goals, executing the Company’s business plan, and achieving certain financial results. Components of Mr. Miller’s compensation for 2007 were consistent with those for executive officers as described above and included base salary, participation in the annual incentive plan and the grant of stock options and performance-based restricted stock awards.
In considering Mr. Miller’s salary level, the Compensation Committee, generally on an annual basis, reviews the compensation level of chief executive officers of oilfield service companies with varying ranges of market capitalization and revenues and considers Mr. Miller’s individual performance and success in achieving the Company’s strategic objectives.
The Compensation Committee establishes goals and objectives for Mr. Miller for each fiscal year. Mr. Miller’s performance was measured in four key areas of the Company: (1) financial performance, (2) formulation and implementation of Company strategy, (3) controls and compliance, and (4) management and employee development. The specific goals within these four areas were set based on a determination of prioritizing Mr. Miller’s efforts on those specific areas and responsibilities that would have the greatest impact on the Company, and included the following:
•	deliver the Company’s annual operating plan;

•	deliver quality equipment on a timely basis;

•	optimize capacity and capital expenditures for near-term opportunities and long-term cyclicality;

•	develop new technologies and products for customers;

•	identify and execute on strategic growth opportunities;

•	execute Sarbanes-Oxley 404 compliance;

•	enhance board member education on the Company and its businesses;

•	enhance senior management effectiveness through education and exposure to different opportunities; and

•	develop different programs for employee development.
The Compensation Committee reviewed such goals and objectives against Mr. Miller’s and the Company’s performance, and determined that Mr. Miller had achieved each of his pre-established goals and objectives. The Compensation Committee took Mr. Miller’s successful achievement of his goals into consideration when reviewing his compensation in 2007.
In 2007, based on this review, Mr. Miller received an option to purchase 100,000 shares of National Oilwell Varco common stock, with terms consistent with the options granted to the other executives described above, and two separate grants of performance-based restricted stock awards: 25,000 shares of restricted stock (18 month vesting) and 50,000 shares of restricted stock (36 month vesting), with terms consistent with the performance-based restricted stock awards granted to the other executives described above. Mr. Miller was also paid a bonus at the maximum 200% level of $1,600,000 under the annual incentive plan. The Compensation Committee offered to raise Mr. Miller’s base salary to be more in line with the median range of base salaries for chief executive officers of the designated peer group. Mr. Miller declined to have his base salary adjusted.
U.S. Income Tax Limits on Deductibility
Section 162(m) of the Internal Revenue Code imposes a $1 million limitation on the deductibility of certain compensation paid to our chief executive officer and the next four highest paid executives. Excluded from the limitation is compensation that is “performance based.” For compensation to be performance based, it must meet certain criteria, including being based on predetermined objective standards approved by stockholders. Although the Compensation Committee takes the requirements of Section 162(m) into account in designing executive compensation, there may be circumstances when it is appropriate to pay compensation to our five highest paid executives that does not qualify as “performance based compensation” and thus is not deductible by us for federal income tax purposes. Our stock option and performance-based restricted stock award grants are designed to be “performance based compensation.” Future bonus payments to our executives under the Company’s annual cash incentive bonus plan will also be excluded from this limitation if the Bonus Plan is approved by the Company’s stockholders.
Option Grant Practices
Historically, the Company has granted stock options to its key employees, including executives, in the first quarter of the year. The Company does not have any program, plan or practice to time its option grants to its executives in coordination with the release of material non-public information, and has not timed its release of material non-public information for the purposes of affecting the value of executive compensation. The Company does not set the grant date of its stock option grants to new executives in coordination with the release of material non-public information.
The Compensation Committee has the responsibility of approving any Company stock option grants. The Compensation Committee does not delegate material aspects of long-term incentive plan administration to any other person. The Company’s senior executives in coordination with the Compensation Committee set a time for the committee to meet during the first quarter of the year to review and approve stock option grants proposed by the senior executives. The specific timing of the meeting during the quarter is dependent on committee member schedules and availability and the Company finalizing its stock option grant proposal. If approved by the Compensation Committee, the grant date for the stock option grants is the date the committee meets and approves the grant, with the exercise price for the option grant being based on the Company’s closing stock price on the date of grant.
Recent Developments
On February 19, 2008, the Compensation Committee approved the performance terms of the 2008 National Oilwell Varco Incentive Plan (the “2008 Incentive Plan”). Under the 2008 Incentive Plan, certain exempt employees of the Company, including its executive officers, are entitled to earn cash bonus compensation based upon the Company’s achievement of a certain specified operating profit target based on the Company’s financial plan. Each participant is assigned to one of thirteen target levels based on that participant’s level of responsibility at the Company. Each target level is assigned a target percentage of base salary that will be used to determine a participant’s bonus. The amount of a participant’s bonus is calculated by multiplying (A) the incremental increase in operating profit over a specified target by (B) the participant’s base salary by (C) the participant’s designated target percentage of base salary. Assuming the Company achieves its target operating profit, participants in the first two target levels, the chief executive officer and chief financial officer, are eligible to receive a bonus payment of 100% and 80% of their base salary, respectively. Participants in the third target level, which includes certain other senior executive officers, are eligible to receive a bonus payment equal to 75% of their base salary if the Company achieves target operating profit. In addition, certain key executives are subject to a bonus increase or decrease if a specified “capital employed” target is under- or over-achieved. “Capital employed” is defined as the Company’s (a) total assets, excluding cash, minus (b) total liabilities, excluding debt.
On February 19, 2008, the Compensation Committee also approved the grant of stock options to its executive officers pursuant to the National Oilwell Varco, Inc. Long-Term Incentive Plan, as follows:

Name	Securities Underlying Options (#)
Merrill A. Miller, Jr.	125,000
Clay C. Williams	40,000
Mark A. Reese	20,000
Dwight W. Rettig	20,000
Robert W. Blanchard	20,000
The exercise price of the stock options is $64.16 per share, which was the closing stock price of National Oilwell Varco, Inc. common stock on the date of grant. The stock options have terms of ten years from the date of grant and vest in three equal annual installments beginning on the first anniversary of the date of the grant.
On February 19, 2008, the Compensation Committee approved the grant of performance vesting restricted stock awards to its executive officers pursuant to the National Oilwell Varco, Inc. Long-Term Incentive Plan, as follows:

Shares of Restricted Stock (36
Name	Months) (#)
Merrill A. Miller, Jr.	65,000
Clay C. Williams	20,000
Mark A. Reese	10,000
Dwight W. Rettig	10,000
Robert W. Blanchard	10,000
The restricted stock awards granted by the Company to its executive officers vest 100% on the third anniversary of the date of grant, contingent on the Company’s average operating income growth, measured on a percentage basis, from January 1, 2008 to December 31, 2010 exceeding the median average operating income growth for a designated peer group over the same period. One-time, non-recurring, non-operational gains or charges to income taken by the Company or any member of the designated peer group that are publicly reported would be excluded from the income calculation and comparison set forth above. If the Company’s operating income growth does not exceed the median operating income growth of the designated peer group over the designated period, the applicable restricted stock award grant for the executives will not vest and would be forfeited.
On February 19, 2008, the Compensation Committee, in connection with its annual review of executive compensation and performance, after consulting with Frederic Cook, approved the following base salary increases for the Company’s executive officers: Merrill A. Miller, Jr. – from $800,000 to $950,000; Clay Williams – from $500,000 to $550,000; Mark Reese – from $385,000 to $490,000; and Dwight Rettig – from $350,000 to $450,000. Increases for the executive officers were approved, effective January 1, 2008, as a result of the Company’s successful financial and operating performance in 2007 and to better align their salaries with comparable salaries offered by the Company’s oilfield services sector peers.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
Miller, Reese and Rettig
The Company entered into an employment agreement on January 1, 2002 with Mr. Miller. Under the employment agreement, Mr. Miller is provided a base salary, currently set at $950,000. The employment agreement also entitles him to receive an annual bonus and to participate in the Company’s incentive, savings and retirement plans. The agreement has a term of three years and is automatically extended on an annual basis. The agreement provides for a base salary, participation in employee incentive plans, and employee benefits as generally provided to all employees.
In addition, the agreement contains certain termination provisions. If the employment relationship is terminated by the Company for any reason other than
•	voluntary termination;

•	termination for cause (as defined);

•	death; or

•	long-term disability;
or if the employment relationship is terminated by the employee for Good Reason, as defined below, Mr. Miller is entitled to receive three times the sum of his current base salary plus the highest annual bonus received by him over the preceding three-year period, three times the amount equal to the total of the employer matching contributions under the Company’s 401(k) Plan and Supplemental Plan, and three years participation in the Company’s welfare and medical benefit plans. Mr. Miller will have the right, during the 60-day period after such termination, to elect to surrender all or part of any stock options held by him at the time of termination, whether or not exercisable, for a cash payment equal to the spread between the exercise price of the option and the highest reported per share sales price during the 60-day period prior to the date of termination. Any option not so surrendered will remain exercisable until the earlier of one year after the date of termination or the stated expiration date of the specific option grant.
Under the agreement, termination by Mr. Miller for “Good Reason” means
•	the assignment to him of any duties inconsistent with his current position or any action by the Company that results in a diminution in his position, authority, duties or responsibilities;

•	a failure by the Company to comply with the terms of the agreement; or

•	requiring Mr. Miller to relocate or to travel to a substantially greater extent than required at the date of the agreement.
In addition, compensation will be “grossed up” for any excise tax imposed under Section 4999 of the Internal Revenue Code as a result of any payment or benefit provided to Mr. Miller under the employment agreement. The agreement also contains restrictions on competitive activities and solicitation of our employees for three years following the date of termination.
We entered into employment agreements on January 1, 2002 with Messrs. Reese and Rettig that contain certain termination provisions. Under the employment agreements, Messrs. Reese and Rettig are provided base salary. The agreements have a one-year term and are automatically extended on an annual basis. The agreements also provide for participation in employee incentive plans, and employee benefits as generally provided to all employees. If the employment relationship is terminated by the Company for any reason other than
•	voluntary termination;

•	termination for cause (as defined);

•	death; or

•	long-term disability;
or if the employment relationship is terminated by the employee for Good Reason, the employee is entitled to receive the sum of his current base salary plus the highest annual bonus he would be entitled to earn under the current year incentive plan and an amount equal to the total of the employer matching contributions under the Company’s 401(k) Plan and Supplemental Plan, and one year’s participation in the Company’s welfare and medical benefit plans. The agreements also contain restrictions on competitive activities and solicitation of our employees for one year following the date of termination.
Additionally, the Company’s stock option agreements and restricted stock agreements provide for full vesting of unvested outstanding options and restricted stock, respectively, in the event of a change of control of the Company and a change in the holder’s responsibilities following a change of control.
Williams and Smith
The Company assumed the Amended and Restated Executive Agreements entered into on December 19, 2003, by Varco with Messrs. Williams and Smith. The agreements have an initial term that continues in effect through December 31, 2006, and are automatically extended for one or more additional terms of three (3) years each. The agreements contain certain termination provisions, as further described below under “Varco Change in Control Severance Plan”.
Varco Supplemental Executive Retirement Plan. Messrs. Williams and Smith were participants in the Amendment and Restatement of the Supplemental Executive Retirement Plan of Varco which was assumed by the Company as a result of the merger (the “Merger”) with Varco International, Inc. (the “Amended SERP”). The Amended SERP provides for retirement, death and disability benefits, payable over ten years. The annual benefit amount is generally equal to 50% of the average of a participant’s highest five calendar years of base salary, or if greater, in the case of a change of control that occurs prior to January 1, 2006 (which occurred as a result of the Merger), 50% of the average salary in effect since January 2001. This annual benefit is subject to a service reduction in the event the participant retires or his employment is terminated prior to reaching age 65 (excluded from this reduction are terminations following a change in control).
Messrs. Williams and Smith are currently fully vested in the benefits provided by the Amended SERP. Based on historical earnings and presuming normal retirement at age 65, Messrs. Williams and Smith would be entitled to an annual benefit of approximately $159,000 and $165,360, respectively.
Amendment and Restatement of the Varco Executive Retiree Medical Plan. Messrs. Williams and Smith were participants in the Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan which was assumed by the Company as a result of the Merger (the “Medical Plan”). Upon and following (i) certain retirements of a participant at or after age 55, or (ii) the death or disability of a participant, or (iii) terminations of a participant prior to age 55 (but benefits are not payable until age 55), the participant, his spouse and dependent children shall be provided the medical, dental, vision and prescription drug benefits that are then provided to the Company’s executive officers. These Medical Plan benefits are, however, conditioned upon the Company’s receipt of a monthly cash contribution in an amount not greater than that paid by the executive officers for similar benefits, and, in certain circumstances, the participant having achieved 10 years of service with the Company or any of its predecessor companies prior to retirement or termination of employment.
Messrs. Williams and Smith are currently fully vested in the benefits provided by the Medical Plan.
Varco Change in Control Severance Plan. Messrs. Williams and Smith (for purposes of this subsection, each an “executive”) were participants in the Varco change in control severance plan, which was assumed by the Company as a result of the Merger.
The change in control severance plan provides benefits if the executive is terminated other than for cause or if the executive terminates his employment for good reason (each as defined below) within twenty four months of a qualifying change in control. Upon such qualifying termination following a change in control, the executive is entitled to severance compensation and benefits, including those set forth below:
•	a lump sum payment equal to three times base salary;

•	a lump sum cash payment equal to the participant’s annual bonus at the higher of Expected Value (as defined) or actual results during the year of termination, which is pro-rated to the date of termination;

•	a lump sum payment equal to three times bonus at expected value;

•	full vesting of all accrued benefits under the Company’s 401(k) Plan, SERP, Supplemental Plan and Medical Plan, as applicable;

•	a lump sum payment equal to three years of expected Company contributions under the Company’s 401(k) Plan and Supplemental Plan;

•	full vesting of any restricted stock awards and payment of awards earned under any intermediate or long-term bonus plan;

•	an extended option exercise period; and

•	the gross-up of certain payments, subject to excise taxes under the Internal Revenue Code as “parachute payments,” so that the participant receives the same amount he would have received had there been no applicable excise taxes.
Under the change in control severance plan, a participant is also entitled to receive, upon a qualifying termination, medical and dental benefits (based on the cost sharing arrangement in place on the date of termination) and automobile benefits, each throughout the three year payout period, and outplacement services valued at not more than 15% of base salary.
Under the terms of the amended and restated executive agreement, which contains the change of control severance plan, the term “cause” means:
•	executive’s conviction of a felony involving moral turpitude, dishonesty or a breach of trust towards the Company;

•	executive’s commission of any act of theft, fraud, embezzlement or misappropriation against the Company that is materially injurious to the Company regardless of whether a criminal conviction is obtained;

•	executive’s willful and continued failure to devote substantially all of his business time to the Company’s business affairs (excluding failures due to illness, incapacity, vacations, incidental civic activities and incidental personal time) which failure is not remedied within a reasonable time after a written demand by the Company specifically identifying executive’s failure is delivered by the Company;

•	executive’s unauthorized disclosure of confidential information of the Company that is materially injurious to the Company; or

•	executive’s knowing or willful material violation of federal or state securities laws, as determined in good faith by the Company’s board of directors.

Under the terms of the amended and restated executive agreement, which contains the change of control severance plan, the term “good reason” means:
•	failure to re-elect or appoint the executive to any corporate office or directorship held at the time of the change of control or a material reduction in executive’s authority, duties or responsibilities (including status, offices, titles and reporting requirements) or if executive is assigned duties or responsibilities inconsistent in any material respect from those of executive at the time of the relevant change of control all on the basis of which executive makes a good faith determination that the terms of his employment have been detrimentally and materially affected;

•	a material reduction of executive’s compensation, benefits or perquisites, including annual base salary, annual bonus, intermediate or long-term cash or equity incentive opportunities or plans from those in effect prior to the change of control;

•	The Company fails to obtain a written agreement satisfactory to executive from any successor or assigns of the Company to assume and perform the amended and restated executive agreement; or

•	The Company requires executive to be based at any office located more than fifty (50) miles from the Company’s current offices without executive’s consent.
Potential Payments Upon Termination or Change in Control
The Company has entered into certain agreements and maintains certain plans that will require the Company to provide compensation to the Named Executive Officers in the event of a termination of employment or change in control of the Company.
The Company’s Compensation Committee believes the payment and benefit levels provided to its named executive officers under their employment agreements and/or change of control plans upon termination or change of control should correspond to the level of responsibility and risk assumed by the named executive officer. Thus, the payment and benefit levels for Mr. Miller, Mr. Reese and Mr. Rettig are based on their levels of responsibility and market considerations at the time the Company entered into the relevant agreements. The payment and benefit levels for Mr. Williams and Mr. Smith are based on similar considerations but certain differences in their benefits are due to the particular terms of their executive agreements, which were assumed by the Company in the Merger. The Compensation Committee recognizes that it is not likely that the Company’s named executive officers would be retained by an acquiror in the event of a change of control. As a result, the Compensation Committee believes that a certain amount of cash compensation, from one year’s cash compensation for certain executives to three years’ cash compensation for the chief executive officer and chief financial officer, along with immediate vesting of all unvested equity compensation, is an appropriate and sufficient incentive for the named executive officers to remain employed with the Company, even if a change of control were imminent. It is believed that these benefit levels should provide the Company’s named executive officers with reasonable financial security so that they could continue to make strategic decisions that impact the future of the Company.
The amount of compensation payable to each Named Executive Officer in each situation is listed in the tables below.
The following table describes the potential payments upon termination or change in control of the Company as of December 31, 2007 for Merrill A. Miller, Jr., the Company’s Chief Executive Officer.

Executive Benefits and Payments Upon Termination (1)	Involuntary Not for Cause Termination (2)
Base Salary (3 times base of $800,000)	$2,400,000
Highest Bonus (times 3)	$4,800,000
Continuing welfare and medical benefits	$50,000
Retirement Contribution and Matching	$111,000
Value of Unvested Stock Options	$11,071,168
Value of Unvested Restricted Stock	$10,798,620
Estimated Tax Gross Up	$9,742,622

Total:	$38,973,410

(1)	For purposes of this analysis, we assumed the Executive’s compensation is as follows: base salary as of December 31, 2007 of $800,000 and 2007 bonus payment as highest bonus earned. Unvested stock options include 42,667 options from 2005 grant at $29.125/share, 133,334 options from 2006 grant at $33.29/share, and 100,000 options from 2007 grant at $35.225. Unvested restricted stock includes 72,000 shares from 2005 grant and 75,000 shares from 2007 grant. Value of unvested stock options and restricted stock based on a share price of $73.46, the Company’s closing stock price on December 31, 2007.

(2)	Assumes the employment relationship is terminated by the Company for any reason other than voluntary termination, termination for cause, death, or disability, or if the employment relationship is terminated by the executive for “Good Reason”, as of December 31, 2007. Termination by the executive for “Good Reason” means the assignment to the employee of any duties inconsistent with his current position or any action by the Company that results in a diminution in the executive’s position, authority, duties or responsibilities; a failure by the Company to comply with the terms of the executive’s employment agreement; or the requirement of the executive to relocate or to travel to a substantially greater extent than required at the date of the employment agreement.

The following table describes the potential payments upon termination or change in control of the Company as of December 31, 2007 for Clay C. Williams, the Company’s Chief Financial Officer.

Executive Benefits and Payments Upon Termination (1)	Involuntary Not for Cause Termination (2)
Base Salary (3 times)	$1,500,000
Expected Value Bonus (times 3)	$600,000
Continuing welfare and medical benefits	$50,000
Retirement Contribution and Matching	$112,069
Value of Unvested Stock Options	$5,560,766
Value of Unvested Restricted Stock	$2,754,750
Car Allowance and Fuel Card	$39,198
Outplacement Services (3)	$75,000
Estimated Tax Gross Up	$3,538,574

Total:	$14,230,357

(1)	For purposes of this analysis, we assumed the Executive’s compensation is as follows: base salary as of December 31, 2007 of $500,000. Unvested stock options include 17,562 options from 2005 grant at $18.17/share, 66,667 options from 2006 grant at $33.29/share, and 50,000 options from 2007 grant at $35.225/share. Unvested restricted stock includes 37,500 shares from 2007 grant. Value of unvested stock options and restricted stock based on a share price of $73.46, the Company’s closing stock price on December 31, 2007.

(2)	Assumes the employment relationship is terminated by the Company for other than cause or if the executive terminates his employment for good reason, as of December 31, 2007, as further described under the caption “Williams and Smith” above.

(3)	Executive also entitled to outplacement services valued at not more than 15% of base salary. For purposes of this analysis, we valued the outplacement services at 15% of base salary.

The following table describes the potential payments upon termination or change in control of the Company as of December 31, 2007 for Mark A. Reese, the Company’s Group President – Expendable Products.

Executive Benefits and Payments Upon Termination (1)	Involuntary Not for Cause Termination (2)
Base Salary	$385,000
Highest Bonus	$577,500
Continuing welfare and medical benefits	$16,666
Retirement Contribution and Matching	$28,250
Value of Unvested Stock Options	$3,847,050
Value of Unvested Restricted Stock	$1,652,850

Total:	$6,507,316

(1)	For purposes of this analysis, we assumed the Executive’s compensation is as follows: base salary as of December 31, 2007 of $385,000 and 2007 bonus payment as highest bonus earned. Unvested stock options include 20,000 options from 2005 grant at $18.80/share, 40,000 options from 2006 grant at $33.29/share, and 30,000 options from 2007 grant at $35.225/share. Unvested restricted stock includes 22,500 shares from 2007 grant. Value of unvested stock options and restricted stock based on a share price of $73.46, the Company’s closing stock price on December 31, 2007.

(2)	Assumes the employment relationship is terminated by the Company for any reason other than voluntary termination, termination for cause, death, or disability, or if the employment relationship is terminated by the executive for “Good Reason”, as of December 31, 2007. Termination by the executive for “Good Reason” means the assignment to the employee of any duties inconsistent with his current position or any action by the Company that results in a diminution in the executive’s position, authority, duties or responsibilities; a failure by the Company to comply with the terms of the executive’s employment agreement; or the requirement of the executive to relocate or to travel to a substantially greater extent than required at the date of the employment agreement.
The following table describes the potential payments upon termination or change in control of the Company as of December 31, 2007 for Haynes B. Smith, the Company’s Group President – Services.

Executive Benefits and Payments Upon Termination (1)	Involuntary Not for Cause Termination (2)
Base Salary (3 times)	$1,155,000
Expected Value Bonus (times 3)	$577,500
Continuing welfare and medical benefits	$50,000
Retirement Contribution and Matching	$109,725
Value of Unvested Stock Options	$3,863,520
Value of Unvested Restricted Stock	$1,652,850
Car Allowance and Fuel Card	$39,198
Outplacement Services (3)	$57,750
Estimated Tax Gross Up	$2,482,350

Total:	$9,987,893

(1)	For purposes of this analysis, we assumed the Executive’s compensation is as follows: base salary as of December 31, 2007 of $385,000. Unvested stock options include 20,070 options from 2005 grant at $18.17/share, 40,000 options from 2006 grant at $33.29/share, and 30,000 options from 2007 grant at $35.225/share. Unvested restricted stock includes 22,500 shares from 2007 grant. Value of unvested stock options based on a share price of $73.46, the Company’s closing stock price on December 31, 2007.

(2)	Assumes the employment relationship is terminated by the Company for other than cause or if the executive terminates his employment for good reason, as of December 31, 2007, as further described under the caption “Williams and Smith” above.

(3)	Executive also entitled to outplacement services valued at not more than 15% of base salary. For purposes of this analysis, we valued the outplacement services at 15% of base salary.

The following table describes the potential payments upon termination or change in control of the Company as of December 31, 2007 for Dwight W. Rettig, the Company’s Vice President, General Counsel and Secretary.

Executive Benefits and Payments Upon Termination (1)	Involuntary Not for Cause Termination (2)
Base Salary	$350,000
Highest Bonus	$525,000
Continuing welfare and medical benefits	$16,666
Retirement Contribution and Matching	$23,000
Value of Unvested Stock Options	$3,847,050
Value of Unvested Restricted Stock	$1,652,850

Total:	$6,414,566

(1)	For purposes of this analysis, we assumed the Executive’s compensation is as follows: base salary as of December 31, 2007 of $350,000 and 2007 bonus payment as highest bonus earned. Unvested stock options include 20,000 options from 2005 grant at $18.80/share, 40,000 options from 2006 grant at $33.29/share, and 30,000 options from 2007 grant at $35.225/share. Unvested restricted stock includes 22,500 shares from 2007 grant. Value of unvested stock options and restricted stock based on a share price of $73.46, the Company’s closing stock price on December 31, 2007.

(2)	Assumes the employment relationship is terminated by the Company for any reason other than voluntary termination, termination for cause, death, or disability, or if the employment relationship is terminated by the executive for “Good Reason”, as of December 31, 2007. Termination by the executive for “Good Reason” means the assignment to the employee of any duties inconsistent with his current position or any action by the Company that results in a diminution in the executive’s position, authority, duties or responsibilities; a failure by the Company to comply with the terms of the executive’s employment agreement; or the requirement of the executive to relocate or to travel to a substantially greater extent than required at the date of the employment agreement.

Executive Compensation
The following table sets forth for the year ended December 31, 2007 the compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer and three other most highly compensated executive officers (the “Named Executive Officers”) serving in such capacity at December 31, 2007.
Summary Compensation Table

							Change
							in
							Pension
							Value
							and
							Nonqual
							-ified
							Deferred	All
						Non-Equity	Compen	Other
Name and				Stock	Option	Incentive Plan	-sation	Compen
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	-sation
Position	Year	($)	($)	($)(1)	($)(2)	($)	($)	($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Merrill A. Miller, Jr.	2007	$800,000	—	$1,693,921	$1,556,722	$1,600,000	—	$37,000	$5,687,643
President and CEO	2006	$800,000	—	—	$2,495,264	$1,600,000	—	$36,800	$4,932,064

Clay C. Williams	2007	$500,000	—	$497,779	$681,819	$800,000	—	$37,357	$2,516,955
Sr. Vice President and CFO	2006	$474,800	—	—	$454,894	$800,000	—	$35,057	$1,764,751

Mark A. Reese	2007	$385,000	—	$269,351	$503,554	$577,500	—	$28,250	$1,763,655
Group President Rig	2006	$373,231	—	—	$499,260	$577,500	—	$27,667	$1,477,658
Technology

Haynes B. Smith	2007	$385,000	—	$269,351	$473,632	$577,500	—	$36,575	$1,742,058
Group President	2006	$377,484	—	—	$337,438	$577,500	—	$35,594	$1,328,016
Services

Dwight W. Rettig	2007	$350,000	—	$269,351	$503,554	$525,000	—	$23,000	$1,670,905
VP, General Counsel	2006	$336,154	—	—	$499,260	$525,000	—	$22,246	$1,382,660
& Secretary

(1)	Assumptions made in calculating the value of the restricted stock awards are further discussed in Item 15. Exhibits and Financial Statement Schedules – Notes to Consolidated Financial Statements, Note 13, of the Company’s Original Form 10-K for the fiscal year ended December 31, 2007.

(2)	Assumptions made in calculating the value of option awards are further discussed in Item 15. Exhibits and Financial Statement Schedules – Notes to Consolidated Financial Statements, Note 13, of the Company’s Original Form 10-K for the fiscal year ended December 31, 2007.

(3)	The amounts include:
(a)	The Company’s cash contributions for 2007 under the National Oilwell Varco 401(k) and Retirement Savings Plan, a defined contribution plan, on behalf of Mr. Miller — $16,875; Mr. Williams — $15,145; Mr. Reese — $20,250; Mr. Smith — $20,475; and Mr. Rettig — $18,000.

(b)	The Company’s cash contributions for 2007 under the National Oilwell Varco Supplemental Savings Plan, a defined contribution plan, on behalf of Mr. Miller — $20,125; Mr. Williams — $22,212; Mr. Reese — $8,000; Mr. Smith — $16,100; and Mr. Rettig — $5,000.

Grants of Plan Based Awards
The following table provides information concerning stock options and restricted stock awards granted to Named Executive Officers during the fiscal year ended December 31, 2007. The Company has granted no stock appreciation rights.
Grants of Plan-Based Awards

								All
								Other
								Stock	All Other
								Awards:	Option
								Number	Awards:	Exercise
		Estimated Possible Payouts			Estimated Future Payouts			of	Number of	or Base	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			Shares	Securities	Price of	Fair Value
		Plan Awards			Plan Awards			of Stock	Underlying	Option	of Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	and Option
Name	Date	($)(1)	($)(1)	($)(1)	(#)(2)	(#)(2)	(#)(2)	(#)	(#)	($/Sh)	Awards (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Merrill A. Miller, Jr.	2007	$80,000	$800,000	$1,600,000	75,000	75,000	75,000		100,000	$35.225	$4,126,670

Clay C. Williams	2007	$40,000	$400,000	$800,000	37,500	37,500	37,500		50,000	$35.225	$2,063,335

Mark A. Reese	2007	$28,875	$288,750	$577,500	22,500	22,500	22,500		30,000	$35.225	$1,238,001

Haynes B. Smith	2007	$28,875	$288,750	$577,500	22,500	22,500	22,500		30,000	$35.225	$1,238,001

Dwight W. Rettig	2007	$26,250	$262,500	$525,000	22,500	22,500	22,500		30,000	$35.225	$1,238,001

(1)	Represents possible payouts under our annual incentive compensation plan.

(2)	On March 26, 2007, each of the Named Executive Officers was granted shares of performance-based restricted stock awards, which are reflected in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column in the table above. One set of grants vest 100% on the eighteen month anniversary of the date of grant (“18 Month Grant”), and one set of grants vest 100% on the third anniversary of the date of grant (“36 Month Grant”), with the 18 Month Grant contingent on the Company’s operating income growth, measured on a percentage basis, from January 1, 2007 to June 30, 2008 exceeding the median operating income growth for a designated peer group over the same period, and with the 36 Month Grant contingent on the Company’s average operating income growth, measured on a percentage basis, from January 1, 2007 to December 31, 2009 exceeding the median average operating income growth for a designated peer group over the same period. One-time, non-recurring, non-operational gains or charges to income taken by the Company or any member of the designated peer group that are publicly reported would be excluded from the income calculation and comparison set forth above. If the Company’s operating income growth does not exceed the median operating income growth of the designated peer group over the designated period, the applicable restricted stock award grant for the executives will not vest and would be forfeited.

(3)	Assumptions made in calculating the value of option and restricted stock awards are further discussed in Item 15. Exhibits and Financial Statement Schedules – Notes to Consolidated Financial Statements, Note 13, of the Company’s Original Form 10-K for the fiscal year ended December 31, 2007. The grant date fair value of the restricted stock awards are as follows: Mr. Miller — $2,928,000; Mr. Williams - $1,464,000; Mr. Reese — $878,400; Mr. Smith — $878,400; and Mr. Rettig — $878,400. The grant date fair value of the option awards are as follows: Mr. Miller — $1,198,670; Mr. Williams — $599,335; Mr. Reese — $359,601; Mr. Smith - $359,601; and Mr. Rettig — $359,601.

Exercises and Holdings of Previously-Awarded Equity Disclosure
The following table provides information regarding outstanding awards that have been granted to Named Executive Officers where the ultimate outcomes of such awards have not been realized, as of December 31, 2007.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
									Equity
									Incentive
									Plan
									Awards:
				Equity					Number	Equity
				Incentive					of	Incentive Plan
				Plan					Unearned	Awards:
	Number			Awards:			Number	Market	Shares,	Market or
	of	Number of		Number of			of Shares	Value of	Units or	Payout Value
	Securities	Securities		Securities			or Units	Shares or	Other	of Unearned
	Underlying	Underlying		Underlying			of Stock	Units of	Rights	Shares, Units
	Unexercised	Unexercised		Unexercised	Option		That Have	Stock That	That	or Other Rights
	Options	Options		Unearned	Exercise	Option	Not	Have Not	Have Not	That Have Not
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($) (1)	(#) (2)	($) (1)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Merrill A. Miller, Jr.		100,000	(3)		$35.225	3/2/17	72,000(4)	$5,289,120
		133,334	(5)		$33.29	2/22/16
		42,667	(6)		$29.125	10/13/15
									75,000	$5,509,500

Clay C. Williams		50,000	(3)		$35.225	3/2/17
	33,333	66,667	(5)		$33.29	2/22/16
	57,370				$13.085	1/28/14
	35,124	17,562	(7)		$18.17	1/26/15
									37,500	$2,754,750

Mark A. Reese		30,000	(3)		$35.225	3/2/17
		40,000	(5)		$33.29	2/22/16
		20,000	(8)		$18.80	2/8/15
									22,500	$1,652,850

Haynes B. Smith		30,000	(3)		$35.225	3/2/17
		40,000	(5)		$33.29	2/22/16
		20,070	(7)		$18.17	1/26/15
									22,500	$1,652,850

Dwight W. Rettig		30,000	(3)		$35.225	3/2/17
	20,000	40,000	(5)		$33.29	2/22/16
		20,000	(8)		$18.80	2/8/15
									22,500	$1,652,850

(1)	Calculations based upon the closing price ($73.46) of the Company’s common stock on December 31, 2007, the last trading day of the year.

(2)	On March 26, 2007, each of the Named Executive Officers was granted shares of performance-based restricted stock awards, which are reflected in this column in the table above. One set of grants vest 100% on the eighteen month anniversary of the date of grant (“18 Month Grant”), and one set of grants vest 100% on the third anniversary of the date of grant (“36 Month Grant”), with the 18 Month Grant contingent on the Company’s operating income growth, measured on a percentage basis, from January 1, 2007 to June 30, 2008 exceeding the median operating income growth for a designated peer group over the same period, and with the 36 Month Grant contingent on the Company’s average operating income growth, measured on a percentage basis, from January 1, 2007 to December 31, 2009 exceeding the median average operating income growth for a designated peer group over the same period. One-time, non-recurring, non-operational gains or charges to income taken by the Company or any member of the designated peer group that are publicly reported would be excluded from the income calculation and comparison set forth above. If the Company’s operating income growth does not exceed the median operating income growth of the designated peer group over the designated period, the applicable restricted stock award grant for the executives will not vest and would be forfeited.

(3)	2007 Stock Option Grant — Stock options vest at the rate of 33 1/3%/year, with vesting dates of 3/1/08, 3/1/09 and 3/1/10.

(4)	The restricted stock award shall vest commencing on October 12, 2008, the third anniversary of the date of grant.

(5)	2006 Stock Option grant — Stock options vest at the rate of 33 1/3%/year, with vesting dates of 2/21/07, 2/21/08 and 2/21/09.

(6)	2005 Stock Option grant — Stock options vest at the rate of 33 1/3%/year, with vesting dates of 10/12/06, 10/12/07 and 10/12/08.

(7)	2005 Stock Option Grant — Stock options vest at the rate of 33 1/3%/year, with vesting dates of 1/26/06, 1/26/07 and 1/26/08.

(8)	2005 Stock Option Grant — Stock options vest at the rate of 33 1/3%/year, with vesting dates of 2/7/06, 2/7/07 and 2/7/08.

The following table provides information on the amounts received by the Named Executive Officers during 2007 upon exercise of stock options.
Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Merrill A. Miller, Jr.	218,667	$8,679,976
Clay C. Williams	0	$0
Mark A. Reese	60,000	$1,085,836
Haynes B. Smith	40,070	$1,264,397
Dwight W. Rettig	100,000	$2,056,232
Post-Employment Compensation
The following table provides information on nonqualified deferred compensation provided under the Supplemental Plan to the Named Executive Officers during the fiscal year ended December 31, 2007. For a more detailed discussion, see the section titled “Compensation Discussion and Analysis – Retirement, Health and Welfare Benefits” above.
Nonqualifed Deferred Compensation

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	at Last
	Last FY	Last FY	FY	Distributions	FYE
Name	($)(1)	($)(2)	($)(3)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Merrill A. Miller, Jr.	$0	$20,125	$5,335	—	$82,387
Clay C. Williams	$135,000	$22,212	$26,590	—	$594,178
Mark A. Reese	$0	$8,000	$910	—	$16,953
Haynes B. Smith	$15,400	$16,100	$83,185	—	$930,989
Dwight W. Rettig	$0	$5,000	$241	—	$4,912

(1)	Executive contributions were from the executive’s salary and are included in the Summary Compensation Table under the “Salary” column.

(2)	Registrant contributions are included in the Summary Compensation Table under the “All Other Compensation” column.

(3)	Aggregate earnings reflect the returns of the investment funds selected by the executives and are not included in the Summary Compensation Table.

Compensation Committee Report
The responsibilities of the Compensation Committee, which are set forth in the Compensation Committee Charter adopted by the Board of Directors, include approving and evaluating all compensation of directors and executive officers, including salaries, bonuses, and compensation plans, policies and programs of the Company.
We have reviewed and discussed with senior management the Compensation Discussion & Analysis section included in this Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K/A.
Members of the Compensation Committee
Jeffery A. Smisek, Committee Chairman
Ben A. Guill
Roger L. Jarvis
Compensation Committee Interlocks and Insider Participation
During 2007, Messrs. Smisek, Beauchamp and Guill served on the Compensation Committee. Except as described in the following sentence, none of these members is a former or current officer or employee of the Company or any of its subsidiaries, is involved in a relationship requiring disclosure as an interlocking executive officer/director, or had any relationship requiring disclosure under Item 404 of Regulation
S-K.
In February 2008, the Company and Mr. Beauchamp learned that Mr. Beauchamp’s brother-in-law serves as Chief Executive Officer of a vendor of the Company. During 2007, this vendor received approximately $3 million in payments from the Company. Due to this relationship, Mr. Beauchamp could not be considered an independent director under applicable NYSE listing standards. As a result, Mr. Beauchamp resigned from the Compensation Committee effective February 14, 2008, and was replaced by Roger L. Jarvis. See “Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions” below for further information.
Director Compensation
Directors who are employees of the Company do not receive compensation for serving on the Board of Directors. The following table sets forth the compensation paid by the Company to its non-employee members of the Board of Directors for the year ended December 31, 2007.
Director Compensation

					Change in
					Pension
	Fees Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)(1)	(d)(2)	(e)	(f)	(g) (3)	(h)

Greg L. Armstrong	$73,500	$17,648	$128,564	—	—	$10,935	$230,647

Robert E. Beauchamp	$85,500	$17,648	$128,564	—	—	—	$231,712

Ben A. Guill	$84,500	$17,648	$128,564	—	—	$12,329	$243,041

David D. Harrison	$84,750	$17,648	$128,564	—	—	$424	$231,386

Roger L. Jarvis	$69,500	$17,648	$128,564	—	—	$12,649	$228,361

Eric L. Mattson	$73,500	$17,648	$128,564	—	—	$12,038	$231,750

Jeffery A. Smisek	$84,250	$17,648	$128,564	—	—	—	$230,462

(1)	Assumptions made in calculating the value of the restricted stock awards are further discussed in Item 15. Exhibits and Financial Statement Schedules — Notes to Consolidated Financial Statements, Note 13, of the Company’s Original Form 10-K for the fiscal year ended December 31, 2007. The grant date fair value of the restricted stock awards granted to the directors in 2007 are as follows: Mr. Armstrong — $92,546; Mr. Beauchamp — $92,546; Mr. Guill — $92,546; Mr. Harrison — $92,546; Mr. Jarvis — $92,546; Mr. Mattson — $92,546; and Mr. Smisek — $92,546. The aggregate number of outstanding shares of restricted stock awards as of December 31, 2007 for each director are as follows: Mr. Armstrong — 1,886; Mr. Beauchamp — 1,886; Mr. Guill — 1,886; Mr. Harrison — 1,886; Mr. Jarvis — 1,886; Mr. Mattson — 1,886; and Mr. Smisek — 1,886.

(2)	Assumptions made in calculating the value of the option awards are further discussed in Item 15. Exhibits and Financial Statement Schedules — Notes to Consolidated Financial Statements, Note 13, of the Company’s Original Form 10-K for the fiscal year ended December 31, 2007. The grant date fair value of the option awards granted to the directors in 2007 are as follows: Mr. Armstrong — $127,809; Mr. Beauchamp — $127,809; Mr. Guill — $127,809; Mr. Harrison — $127,809; Mr. Jarvis - $127,809; Mr. Mattson — $127,809; and Mr. Smisek — $127,809. The aggregate number of outstanding stock options as of December 31, 2007 for each director are as follows: Mr. Armstrong — 39,000; Mr. Beauchamp — 34,000; Mr. Guill — 39,000; Mr. Harrison — 54,000; Mr. Jarvis — 79,000; Mr. Mattson — 72,450; and Mr. Smisek — 30,342.

(3)	Expenses for non-business related activities associated with the Company’s board meeting in Beijing, China, comprised mainly of air travel and sightseeing expenses for spouses of directors, paid by the Company on behalf of Mr. Armstrong — $10,935; Mr. Guill — $12,329; Mr. Harrison — $424; Mr. Jarvis — $12,649; and Mr. Mattson — $12,038.

Board Compensation
Members of the Company’s Board of Directors who are not full-time employees of the Company receive the following cash compensation:
•	For service on the Board of Directors – an annual retainer of $55,000, paid quarterly;

•	For service as chairman of the audit committee of the Board of Directors – an annual retainer of $20,000, paid quarterly;

•	For service as chairman of each of the compensation committee and the nominating/corporate governance committee of the Board of Directors – an annual retainer of $10,000, paid quarterly;

•	For service as a member of the audit committee of the Board of Directors – an annual retainer of $7,500, paid quarterly;

•	For service as a member of each of the compensation committee and the nominating/corporate governance committee of the Board of Directors – an annual retainer of $5,000, paid quarterly; and

•	$1,500 for each Board meeting and each committee meeting attended.
Directors of the Board who are also employees of the Company do not receive any compensation for their service as directors.
Members of the Board are also eligible to receive stock options and awards, including restricted stock, performance awards, phantom shares, stock payments, or SARs under the National Oilwell Varco Long-Term Incentive Plan.
The Board approved the grant of 8,000 options and 1,886 shares of restricted stock awards on June 5, 2007 to each non-employee director under the National Oilwell Varco Long-Term Incentive Plan. The exercise price of the options is $49.07 per share, which was the fair market value of one share of the Company’s common stock on the date of grant. The options have a term of ten years from the date of grant and vest in three equal annual installments beginning on the first anniversary of the date of the grant. The restricted stock award shares vest in three equal annual installments beginning on the first anniversary of the date of the grant.
Stock Ownership Guidelines
The Board has adopted a policy whereby each member of the Board should have beneficial ownership of a minimum of 5,000 shares of the Company’s common stock. Beneficial ownership is defined as set forth in the rules of the Securities and Exchange Commission, and thus would include any shares as to which the director has the right to acquire within 60 days of a relevant measuring date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of our fiscal year ended December 31, 2007, with respect to compensation plans under which our common stock may be issued:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity
	issued upon exercise of	exercise	compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants	options, warrant	reflected in column (a)
	and rights	and rights	(c))
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	8,409,702	$29.12	7,014,404
Equity compensation plans not approved by security holders	—	—	—

Total	8,409,702	$29.12	7,014,404

(1)	Shares could be issued other than upon the exercise of stock options, warrants or rights; however, none are anticipated during 2008.
Security Ownership of Certain Beneficial Owners
Based on information filed with the SEC as of the most recent practicable date, this table shows the number and percentage of shares beneficially owned by owners of more than five percent of the outstanding shares of the stock of the Company at December 31, 2007. The number and percentage of shares beneficially owned is based on 356,867,498 shares outstanding as of December 31, 2007.

		Percent of
5% Owner	Number of Shares	Class
FMR LLC (1) 82 Devonshire Street Boston, MA 02109	51,108,189	14.32%

Barclays Global Investors, NA (2) 45 Freemont St. San Francisco, CA 94105	20,979,862	5.88%

(1)	Shares owned at December 31, 2007, as reflected in Amendment No. 9 to Schedule 13G filed with the SEC on February 14, 2008. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC (“FMR”), is the beneficial owner of 46,273,126 shares as a result of acting as investment adviser to various investment companies (the “Funds”). Edward C. Johnson 3d and FMR, through its control of Fidelity, and the Funds each has sole power to dispose of the 46,273,126 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR, are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B Shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B Shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR, provides investment advisory services to individuals. As such, FMR’s beneficial ownership includes 97,866 shares beneficially owned through Strategic Advisers, Inc. Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR, is the beneficial owner of 220,938 shares as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under

Section 8 of the Investment Company Act of 1940 owning such shares. Edward C. Johnson 3d and FMR, through its control of PGALLC, each has sole dispositive power over 220,938 shares and sole power to vote or to direct the voting of 220,938 shares owned by the institutional accounts or funds advised by PGALLC. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR, is the beneficial owner of 1,864,097 shares as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR, through its control of PGATC, each has sole dispositive power over 1,864,097 shares and sole power to vote or to direct the voting of 1,475,559 shares owned by the institutional accounts managed by PGATC. Fidelity International Limited and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies (the “International Funds”) and certain institutional investors. Fidelity International Limited is the beneficial owner of 2,652,162 shares. Fidelity International Limited has sole dispositive power over 2,652,162 shares owned by the International Funds. Fidelity International Limited has sole power to vote or direct the voting of 2,546,262 shares and no power to vote or direct the voting of 105,900 shares held by the International Funds as reported above.

(2)	Shares owned at December 31, 2007, as reflected in Schedule 13G jointly filed with the SEC on February 5, 2008 by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG. Within this group, (a) Barclays Global Investors, NA has sole voting power over 11,283,342 shares of common stock and sole dispositive power over 13,593,609 shares of common stock, (b) Barclays Global Fund Advisors has sole voting and dispositive power over 3,771,862 shares of common stock, (c) Barclays Global Investors, Ltd. has sole voting power over 2,299,354 shares of common stock and sole dispositive power over 2,657,898 shares of common stock, (d) Barclays Global Investors Japan Limited has sole voting and dispositive power over 720,932 shares of common stock, and (e) Barclays Global Investors Canada Limited has sole voting and dispositive power over 235,561 shares of common stock.
Security Ownership of Management
This table shows the number and percentage of shares of the Company’s stock beneficially owned as of March 10, 2008 by each of our current directors and executive officers and by all current directors and executive officers as a group. The number and percentage of shares beneficially owned is based on 357,788,805 shares outstanding as of March 10, 2008. Beneficial ownership includes any shares as to which the director or executive officer has the right to acquire within 60 days of March 10, 2008 through the exercise of any stock option, warrant or other right. Each stockholder has sole voting and investment power, or shares these powers with his spouse, with respect to the shares beneficially owned.

	Shares Beneficially Owned
		Outstanding
		Options
	Number of	Exercisable
	Common	Within 60	Percent
Name of Individual	Shares(1)	Days	of Class*
Greg L. Armstrong	5,230	20,666	*
Robert E. Beauchamp	4,586	15,666	*
Robert W. Blanchard	35,000	53,790	*
Ben A. Guill	24,200	20,666	*
David D. Harrison	7,886	35,666	*
Roger L. Jarvis	2,624	60,666	*
Eric L. Mattson	18,706	54,116	*
Merrill A. Miller, Jr.	475,178	100,000	*
Mark A. Reese	32,500	10,000	*
Dwight W. Rettig	32,500	70,000	*
Jeffery A. Smisek	16,164	12,008	*
Clay C. Williams	93,246	193,388	*
All current directors and executive officers as a group (12 persons)	747,820	646,632	*

*	Less than 1 percent.

(1)	Includes shares deemed held by executive officers and directors in the Company’s 401(k) plans and deferred compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
We transact business with companies with which certain of our Directors are affiliated. All transactions with these companies are on terms competitive with other third party vendors, and none of these is material either to us or any of these companies.
A “conflict of interest” occurs when a director or executive officer’s private interest interferes in any way, or appears to interfere, with the interests of the Company. Conflicts of interest can arise when a director or executive officer, or a member of his or her immediate family, have a direct or indirect material interest in a transaction with us. Conflicts of interest also arise when a director or executive officer, or a member of his or her immediate family, receives improper personal benefits as a result of his or her position as a director or executive officer of the Company. The Company’s Code of Business Conduct and Ethics for Members of the Board of Directors and Executive Officers provides that directors and executive officers must avoid conflicts of interests with the Company. Any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company must be disclosed immediately to the Chair of the Company’s Audit Committee for his review and approval or ratification. This code also provides that the Company shall not make any personal loans or extensions of credit to nor become contingently liable for any indebtedness of directors or executive officers or a member of his or her family.
In February 2008, the Company and Mr. Beauchamp learned that Mr. Beauchamp’s brother-in-law serves as Chief Executive Officer of a vendor of the Company. During 2007, this vendor received approximately $3 million in payments from the Company. Due to this relationship, Mr. Beauchamp could not be considered an independent director under applicable NYSE listing standards. As a result, Mr. Beauchamp resigned as Chair and a member of the Nominating/Corporate Governance Committee and as a member of the Compensation Committee in order for both committees to be in compliance with the NYSE’s independence rules concerning these committees. The Board of Directors appointed Eric L. Mattson to serve as an additional member of the Nominating/Corporate Governance Committee and for Roger L. Jarvis to serve as Chair of that committee, and appointed Mr. Jarvis to serve as an additional member of the Compensation Committee.
Director Independence
The Corporate Governance Guidelines address, among other things, standards for evaluating the independence of the Company’s directors. The Board undertakes an annual review of director independence and considers transactions and relationships during the prior year between each director or any member of his or her immediate family and the Company and its affiliates, including those reported under “Certain Relationships and Related Transactions” in this Annual Report on Form 10-K/A. In February 2008, as a result of this annual review, the Board affirmatively determined that a majority of the members of the Board of Directors are independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines. The following directors were affirmed as independent: Greg L. Armstrong, Ben A. Guill, David D. Harrison, Roger L. Jarvis, Eric L. Mattson, and Jeffery A. Smisek.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Committee Pre-Approval Policies
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
Audit Fees
The following table sets forth Ernst & Young LLP’s fees for services rendered during 2006 and 2007. All 2007 services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

	2007	2006
	(in thousands)
Audit Fees	$4,941	$4,635
Audit Related Fees(1)	90	261
Tax Fees(2)	1,704	653
All Other Fees	—	—

Total	$6,735	$5,549

(1)	Consists primarily of fees for employee benefit plans, due diligence related to acquisition transactions, and accounting consultations.

(2)	Consists primarily of fees for compliance, planning and advice with respect to various domestic and foreign corporate tax matters.

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
The foregoing financial statements and financial statement schedule were included in our Original Form 10-K filed on February 29, 2008.
     (3) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (9)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (10).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (7)

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (7).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

10.8	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (8).

10.9	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (8).

21.1	Subsidiaries of the Registrant (11)

23.1	Consent of Ernst & Young LLP (11)

24.1	Power of Attorney (included on signature page hereto). (11)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (12)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (12)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(9)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(11)	Filed or furnished as an Exhibit to our Original Form 10-K filed on February 29, 2008.

(12)	Our original certifications pursuant to Rule 13a-14a and Rule 14d-14(a) are filed with our Original Form 10-K filed on February 29, 2008. The certifications filed with this Amendment are limited to the matters addressed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL OILWELL VARCO, INC.

Dated: March 13, 2008	By:	/s/ Clay C. Williams Clay C. Williams
Senior Vice President and Chief Financial Officer

Exhibit Index

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (9)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (10).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (7)

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (7).

10.7	Amended and Restated Credit Agreement, dated as of June 21, 2005, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in their capacities as lenders thereunder, as US administrative agent for the lenders, as Lead Arranger and Sole Book Runner, DnB NOR Bank ASA, as Norwegian Administrative Agent, DnB NOR Bank ASA and the Bank of Nova Scotia as Co-Documentation Agents, and Comerica Bank and JPMorgan Chase Bank, N.A. as Co-Syndication Agents. (Exhibit 10.1) (6).

10.8	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (8).

10.9	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (8).

21.1	Subsidiaries of the Registrant (11)

23.1	Consent of Ernst & Young LLP (11)

24.1	Power of Attorney (included on signature page hereto). (11)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (12)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (12)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 23, 2005.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(9)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(11)	Filed or furnished as an Exhibit to our Original Form 10-K filed on February 29, 2008.

(12)	Our original certifications pursuant to Rule 13a-14a and Rule 14d-14(a) are filed with our Original Form 10-K filed on February 29, 2008. The certifications filed with this Amendment are limited to the matters addressed herein.