Form 10-Q
period 2008-03-31
NATIONAL OILWELL VARCO INC
filed 2008-05-09
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-12317
NATIONAL OILWELL VARCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0475815

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7909 Parkwood Circle Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 5, 2008 the registrant had 415,173,926 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,139.4	$1,841.8
Receivables, net	2,258.6	2,099.8
Inventories, net	2,821.4	2,574.7
Costs in excess of billings	766.2	643.5
Deferred income taxes	156.5	131.5
Prepaid and other current assets	323.0	302.5

Total current assets	8,465.1	7,593.8

Property, plant and equipment, net	1,262.6	1,197.3
Deferred income taxes	67.7	55.6
Goodwill	2,525.4	2,445.1
Intangibles, net	761.0	774.1
Other assets	18.7	49.0

Total assets	$13,100.5	$12,114.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$663.6	$604.0
Accrued liabilities	1,960.2	1,761.4
Billings in excess of costs	1,605.4	1,396.1
Current portion of long-term debt and short-term borrowings	5.6	152.8
Accrued income taxes	263.1	112.4

Total current liabilities	4,497.9	4,026.7

Long-term debt	737.4	737.9
Deferred income taxes	604.4	564.3
Other liabilities	65.0	61.8

Total liabilities	5,904.7	5,390.7

Commitments and contingencies

Minority interest	63.6	62.8

Stockholders’ equity:
Common stock — par value $.01; 357,815,569 and 356,867,498 shares issued and outstanding at March 31, 2008 and December 31, 2007	3.6	3.6
Additional paid-in capital	3,644.2	3,617.2
Accumulated other comprehensive income	242.7	195.0
Retained earnings	3,241.7	2,845.6

Total stockholders’ equity	7,132.2	6,661.4

Total liabilities and stockholders’ equity	$13,100.5	$12,114.9

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$2,685.4	$2,165.7

Cost of revenue	1,888.8	1,550.7

Gross profit	796.6	615.0

Selling, general, and administrative	228.1	187.9

Operating profit	568.5	427.1

Interest and financial costs	(10.0)	(12.3)
Interest income	15.7	9.1
Other income (expense), net	13.5	(2.9)

Income before income taxes and minority interest	587.7	421.0

Provision for income taxes	188.1	140.7

Income before minority interest	399.6	280.3
Minority interest in income of consolidated subsidiaries	2.0	4.4

Net income	$397.6	$275.9

Net income per share:

Basic	$1.12	$0.78

Diluted	$1.11	$0.78

Weighted average shares outstanding:

Basic	356.1	351.8

Diluted	358.6	355.1

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2008	2007

Cash flow from operating activities:
Net income	$397.6	$275.9
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	61.5	47.3
Excess tax benefit from exercise of stock options	(2.4)	(9.1)
Other	24.1	12.0

Changes in assets and liabilities, net of acquisitions:
Receivables	(153.0)	(69.9)
Inventories	(224.0)	(167.9)
Costs in excess of billings	(122.7)	(65.9)
Prepaid and other current assets	(20.5)	(32.4)
Accounts payable	55.4	67.2
Billings in excess of costs	209.4	168.9
Other assets/liabilities, net	377.9	38.1

Net cash provided by operating activities	603.3	264.2

Cash flow from investing activities:
Purchases of property, plant and equipment	(54.3)	(48.0)
Businesses acquisitions, net of cash acquired	(129.1)	(38.1)
Other	—	0.3

Net cash used by investing activities	(183.4)	(85.8)

Cash flow from financing activities:
Borrowing against lines of credit and other debt	0.5	0.4
Payments against lines of credit and other debt	(147.3)	(1.5)
Proceeds from stock options exercised	11.2	42.2
Excess tax benefit from exercise of stock options	2.4	9.1

Net cash provided (used) by financing activities	(133.2)	50.2

Effect of exchange rates on cash	10.9	4.2

Increase in cash equivalents	297.6	232.8
Cash and cash equivalents, beginning of period	1,841.8	957.4

Cash and cash equivalents, end of period	$2,139.4	$1,190.2

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$9.4	$9.5
Income taxes	$32.0	$108.8
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
The accompanying unaudited consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements and should be read in conjunction with our 2007 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. Effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian Kroner to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances including, the increased order rate for large drilling platforms and components technology, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool. As a Norwegian Kroner functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its non-functional currency positions. See Note 11. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
2. Subsequent Event — Grant Prideco Acquisition
On April 21, 2008, the Company completed its previously announced acquisition of Grant Prideco, Inc., for a combination of approximately 56.8 million shares of National Oilwell Varco, Inc. common stock and $2.9 billion in cash. Total purchase price approximated $7.2 billion. In connection with the transaction, the Company also issued $150.8 million of 6 1/8% Senior Notes due 2015 in exchange for outstanding Grant Prideco notes assumed in the acquisition. To finance the cash portion of the Grant Prideco acquisition, the Company expanded its revolving line of credit to $3.0 billion, on which it borrowed approximately $2.0 billion at closing.
3. Inventories, net
Inventories consist of (in millions):

	March 31,	December 31,
	2008	2007
Raw materials and supplies	$409.1	$420.4
Work in process	1,129.7	939.2
Finished goods and purchased products	1,282.6	1,215.1

Inventories, net	$2,821.4	$2,574.7

4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2008	2007
Compensation	$158.5	$214.7
Customer prepayments	524.8	500.3
Warranty	93.9	91.5
Interest	14.2	13.8
Taxes (non income)	33.7	47.3
Insurance	45.9	42.4
Accrued purchase orders	730.9	582.5
Fair value of derivatives	111.4	111.3
Other	246.9	157.6

Accrued liabilities	$1,960.2	$1,761.4

5. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$3,054.4	$3,167.2
Estimated earnings	1,287.6	1,208.3

	4,342.0	4,375.5
Less: Billings to date	5,181.2	5,128.1

	$(839.2)	$(752.6)

Costs and estimated earnings in excess of billings on uncompleted contracts	$766.2	$643.5
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,605.4)	(1,396.1)

	$(839.2)	$(752.6)

6. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net income	$397.6	$275.9
Currency translation adjustments	27.1	23.1
Derivative financial instruments	20.9	—
Change in defined benefit plans	(0.3)	(9.0)

Comprehensive income	$445.3	$290.0

7. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Rig Technology	$1,602.9	$1,219.8
Petroleum Services & Supplies	829.8	691.8
Distribution Services	365.7	351.9
Elimination	(113.0)	(97.8)

Total Revenue	$2,685.4	$2,165.7

Operating Profit:
Rig Technology	$406.0	$268.8
Petroleum Services & Supplies	195.2	171.0
Distribution Services	18.8	24.9
Unallocated expenses and eliminations	(51.5)	(37.6)

Total operating profit	$568.5	$427.1

Operating profit %:
Rig Technology	25.3%	22.0%
Petroleum Services & Supplies	23.5%	24.7%
Distribution Services	5.1%	7.1%

Total Operating Profit %	21.2%	19.7%

8. Debt
Debt consists of (in millions):

	March 31,	December 31,
	2008	2007

$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$—	$100.2
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	210.8	211.7
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.2	151.3
Other	31.0	77.5

Total debt	743.0	890.7
Less current portion	5.6	152.8

Long-term debt	$737.4	$737.9

Senior Notes
Our $100 million of 7.5% unsecured Senior Notes were repaid on February 15, 2008 using available cash balances. The Senior Notes contain reporting covenants and the credit facility contains financial covenants regarding maximum debt to capitalization and minimum interest coverage. We were in compliance with all covenants at March 31, 2008.
Revolver Facilities
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million, five-year unsecured revolving credit facility. At March 31, 2008, there were no borrowings against this facility, and there were $377 million in outstanding letters of credit, resulting in $123 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate.
The Company also had $1,754 million of additional outstanding letters of credit at March 31, 2008, primarily in Norway, that are essentially under various bilateral committed letters of credit facilities. The increase in letters of credit is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credit. Other letters of credit are issued as bid bonds and performance bonds.
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility.
Other
Other debt includes approximately $21.6 million in promissory notes due to former owners of businesses acquired who remain employed by the company.
9. Tax
The effective tax rate for the three month period ended March 31, 2008 was 32.0%, compared to 33.4% for the same period in 2007. The lower 2008 rate reflects increasing benefits in the US from the tax incentive for manufacturing activities and a net incremental benefit resulting from the movement in exchange rates after the change of the functional currency to the U.S. dollar for our operations in Norway. This net benefit included a tax benefit in Norway of $23.1 million resulting from realized foreign exchange losses on U.S. dollar denominated assets and liabilities and a $13.7 million loss, which was reported as income tax expense, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.
The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under FIN 48, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained.
During the three month period ended March 31, 2008, the Company recognized no material changes in the balance of unrecognized tax benefits. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for the tax years after 2003 and outside the U.S. for the tax years ending after 2001. Norway also remains open for the 2001 tax year.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

10. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 15 million. As of March 31, 2008, there remain 5,244,773 shares available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all share-based compensation arrangements under the Plan was $13.4 million and $8.9 million for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements under the Plan was $4.2 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.
During the three months ended March 31, 2008, the Company granted 1,340,900 stock options, 325,300 restricted stock award shares and 185,000 performance-based restricted stock award shares. The stock options were granted February 19, 2008 with an exercise price of $64.16. These options vest over a three-year period from grant date. The restricted stock award shares were also granted February 19, 2008. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested. The performance-based restricted stock award shares were granted February 19, 2008. The performance-based restricted stock award shares granted will be 100% vested 36 months from date of grant, with a performance condition of the Company’s average operating income growth, measured on a percentage basis, from January 1, 2008 through December 31, 2010 exceeding the median operating income level growth of a designated peer group over the same period.
11. Derivative Financial Instruments
We record all derivative financial instruments at their fair value in our consolidated balance sheet. Except for certain balance sheet hedges discussed below, all derivative financial instruments we hold are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of designated derivative financial instruments are deferred and recognized in earnings as revenues or costs of sales as the underlying transactions occur. Any ineffective portion of the change in the fair value is recorded in earnings as incurred.
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
At March 31, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,351.2 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, we have recorded a gain of $34.2 million, net of tax of $13.0 million, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. It is expected that $31.7 million of this gain will be reclassified into earnings within the next 12 months. Ineffectiveness was not material on these foreign currency forward contracts for the periods ended March 31, 2008 or 2007. The Company currently has cash flow hedges in place through the fourth quarter of 2010.
At March 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $133.6 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, we recorded a gain of $10.0 million to adjust these foreign currency forward contracts to their fair market values. This gain offsets designated losses on firm commitments. The Company currently has fair value hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the periods ended March 31, 2008 or 2007.
At March 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $194.1 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair values of these contracts are recorded each period in current earnings.

At December 31, 2007, our Norway operations had derivatives with $2,550.5 million in notional value with a fair value of $91.3 million as compared to $1,394.6 million and $48.5 million at December 31, 2006, respectively, to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency the Company terminated these hedges, the related net position of $108.8 million associated with the terminated hedges will be recognized into earnings in the future period(s) the forecasted transactions affect earnings. Of the related net position of $108.8 million associated with the terminated hedges at January 1, 2008, $23.6 million has been recognized into earnings at March 31, 2008.
12. Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$397.6	$275.9

Denominator:
Basic—weighted average common shares outstanding	356.1	351.8
Dilutive effect of employee stock options and other unvested stock awards	2.5	3.3

Diluted outstanding shares	358.6	355.1

Basic earnings per share	$1.12	$0.78

Diluted earnings per share	$1.11	$0.78

13. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. The Company has determined that our financial assets and liabilities (primarily derivatives) are level 2 in the fair value hierarchy. At March 31, 2008, the fair value of the Company’s foreign currency forward contracts discussed in Note 11 totaled $55.8 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157. The Company is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of SFAS 158 recognizing the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and recognized changes in the funded status in the year in which they occurred through comprehensive income effective December 31, 2006 with no material impact on the consolidated financial statements. On January 1, 2008, the Company adopted the requirement to measure plan assets and benefit obligations as of its fiscal year end and took a $1.5 million charge to retained earnings.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument by instrument basis. On January 1, 2008, the Company adopted SFAS 159 and elected not to measure any of its current eligible assets and liabilities at fair value.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company expects that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.

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

Executive Summary
National Oilwell Varco generated earnings of $397.6 million or $1.11 per fully diluted share in its first quarter ended March 31, 2008, on revenues of $2,685.4 million. Earnings per share increased 42 percent and revenue increased 24 percent from the Company’s first quarter 2007 earnings and revenues, respectively, as we continued to experience rising demand for our products and services. Our backlog for capital equipment increased 55 percent year-over-year due to growing numbers of new offshore drilling rig construction projects which placed orders with the Company.
Oil & Gas Equipment and Services Market
Oil and gas prices have increased significantly over the past five years and remain near historic highs, which have led to high levels of exploration and development drilling in many oil and gas basins around the globe. The count of rigs actively drilling during the first quarter of 2008 as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) increased 2.4 percent from the first quarter of 2007, and has increased 82 percent since 2002. Year-to-year first quarter growth in domestic, Latin American and Eastern Hemisphere drilling activity were partly offset by Canadian activity declines. Activity in the U.S. declined slightly from the fourth quarter of 2007, while Canada increased significantly and seasonally from the fourth quarter of 2007 to the first quarter of 2008. Most other markets saw modest increases in activity from the fourth quarter of 2007, except Africa, where rig activity declined 9 percent sequentially.
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
The rise in demand for drilling rigs has driven rig dayrates higher over the past few years, which has increased cash flows and available financing to drilling contractors. Many have invested in new rigs or placed older rigs back into service. The Company has played an important role in providing both new rigs as well as the equipment, consumables and services needed to reactivate many older rigs. Oil and gas producers demand top performance from drilling rigs, particularly at the premium dayrates that are being paid today. As a result of this trend, the Company has benefited from incremental demand for new products (such as our small iron roughnecks for land rigs, our top drives, our LXT BOP’s, and our pump liner systems, among others) to upgrade certain rig functions to make them safer and more efficient.
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
The world is actively building many new offshore rigs, and schedules call for 85 new floating rigs and 95 new jackup rigs to be delivered into the fleet by the end of 2011. The 635 offshore rig fleet they will join is old; the average age is approximately 25 years. The existing fleet was engineered and constructed prior to many technical advancements, and we believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet. Additionally, the large number of floating rig construction projects will add new capacity required to press exploration into new deepwater frontiers.
Land rig inquiries, both international and domestic, are up sharply, but our backlog for land equipment dipped slightly in the first quarter, due partly to a large decline in pressure pumping equipment for North America. Nevertheless, customer enthusiasm for our technology continues to build, in our opinion, due to the great operational success of the modern, AC-powered, electronically controlled rigs we sell. Therefore, we believe that contracts for more new land rigs will be placed soon, particularly for international markets. Outlook for North America has improved, due to substantially higher gas prices in the US and Canada. Inquiries for rig equipment and oilfield services for North America, particularly for shale plays, have increased. Most incremental domestic demand is focused on shallower rigs with small footprints, for the Appalachia region. We believe the retooling of the U.S. land rig market will continue as favorable operator experience with higher technology rigs vis-a-vis old mechanical rigs will continue to “pull” more of these into the marketplace.
Overall we expect to continue to sell into three important trends in the rig fleet worldwide: the buildout of additional deepwater capabilities, the retooling of the jackup fleet with newer, more capable rigs, and the replacement of older land rigs with improved technology.
Grant Prideco Acquisition
On April 21, 2008, the Company completed its previously announced acquisition of Grant Prideco, Inc., for a combination of approximately 56.8 million shares of National Oilwell Varco, Inc. common stock and $2.9 billion in cash. In connection with the transaction the Company also issued $150.8 million of 6 1/8% Senior Notes due 2015 in exchange for outstanding Grant Prideco notes. To finance the cash portion of the Grant Prideco acquisition we expanded our revolving line of credit to $3.0 billion, on which we borrowed approximately $2.0 billion at closing. We will receive approximately $800 million in cash consideration (estimated $538 million after tax) from Vallourec & Mannesmann Holdings, Inc. upon the completion of its previously announced acquisition of certain business lines of Grant Prideco, which is expected to occur during the second quarter of 2008.
Segment Performance
Rig Technology generated $1,602.9 million in revenue and $406.0 million in operating profit in the first quarter of 2008, yielding an operating margin of 25.3 percent. The group generated year-over-year operating leverage (incremental operating profit divided by incremental revenue) of 36 percent on the 31 percent increase in revenue. Sales were up slightly but operating profit declined slightly from the fourth quarter of 2007, due in part to a reduction in the mix of spare parts sales sequentially within non-backlog revenue. Sales out of backlog declined 4 percent sequentially to $1,131.9 million, due to fewer shipments of workover rigs, well stimulation units, power swivels, and mud pumps, partly offset by higher sequential revenues on offshore projects. Based on projects as of March 31, 2008, we expect revenues out of backlog to total approximately $4.4 billion for the remaining three quarters of 2008 and $4.2 billion for 2009. Our $9.9 billion ending backlog for Rig Technology at March 31, 2008 was approximately 90 percent international and 10 percent domestic, and 88 percent offshore and 12 percent land. Our Rig Technology segment is facing rising steel and foreign currency related costs, which accelerated this quarter, but operationally the group is focused on improving performance principally through better efficiency.
The Petroleum Services & Supplies segment generated record revenues of $829.8 million, up about one percent from fourth quarter 2007 results and up 20 percent from the prior year. Operating profit was $195.2 million, an increase of $6.0 million from the fourth quarter, and operating margins were 23.5 percent, a slight improvement from the fourth quarter. Operating leverage or flowthrough was 49 percent sequentially and 18 percent compared to the first quarter of 2007. Sequential improvements in margins were driven by a surprisingly strong seasonal improvement in services across North America. The group’s international sales were down slightly sequentially, partly offsetting these gains. Revenue growth in the Middle East and Latin America failed to overcome lower sales in the North Sea and continental Europe due to weather, and lower sales in the Far East due to project delays. International expansion initiatives continued, and we expect to continue to invest in the startup of a number of these. The group generated greater sales of drilling expendables, pump liners and valves. In recent quarters inventories of these consumables have been cannibalized from idle rigs, leading to pricing pressure, but these excess inventories appear to be dwindling. Higher demand for power sections for downhole drilling motors to support horizontal drilling drove revenue gains for the group. Horizontal and directional drilling continues to steadily gain share as a percentage of total drilling activity in the U.S., and, along with pressure pumping, is a critical factor driving the compelling economics of the shale gas plays unfolding across North America. Our pipe inspection and coating products posted sequential gains, and the group benefited from a large sale of fiberglass pipe into the tar sands in Canada. Rig instrumentation products also posted solid sequential gains, but solids control services and equipment declined slightly on lower equipment sales, and rough North Sea weather. Sales of coiled tubing also declined sequentially, due to lower demand from the pressure pumpers in the U.S., and higher steel costs are pressuring margins. Most business units are attempting to raise prices, but face rising costs related to steel, labor and other inputs.
Our Distribution Services segment revenues were $365.7 million in the first quarter of 2008, level with the fourth quarter of 2007 and up four percent from the first quarter of 2007. Operating profit declined $2.1 million sequentially to $18.8 million, and operating margins were 5.1 percent, down both sequentially and year-over-year. Seasonal revenue gains in Canada and higher sequential international sales failed to fully offset revenue declines in the U.S. from the fourth quarter of 2007 to the first quarter of 2008. Competitive pricing pressures in North America continued to mount during the first quarter. Generally lower drilling rig dayrates have led many domestic drilling contractors to bid out more of their daily consumables supply work, which has reduced pricing and margins. In the U.S., the group had fewer supplies sold into well hookups in the Rockies during the first quarter. In Canada, the group’s operations continue to restructure to improve margins. International revenues increased in the first quarter over the fourth quarter due to the opening of several new locations in recent quarters, most notably in the Middle East. Africa and Asia-Pacific also posted strong quarters, partly offset by softer sequential results in Venezuela and Europe. Costs associated with international expansion initiatives continued through the first quarter.
Outlook
We believe that the outlook for the Company for the remainder of 2008 remains positive, as historically high commodity prices are expected to keep overall oil and gas activity high, and as the Company enters the second quarter of 2008 with a record level of backlog for capital equipment for its Rig Technology group.
Oil prices and supply remains subject to significant political risk in many international regions. The growth of China and other emerging economies has added significant demand to the oil markets, and new sources of supply continue to prove challenging to find and produce economically. The Company expects the sharply higher oil prices that have resulted to sustain high levels of oilfield activity in 2008, provided the world’s major economies remain reasonably strong. High commodity prices, drilling activity levels, and drilling rig dayrates are expected to continue to fuel demand for the Company’s Rig Technology group. The supply of offshore rigs remains tight in many markets, and quotation activity for the Rig Technology group remains brisk. In particular, the Company expects recent deepwater lease awards and announcements of discoveries in Brazil to continue to fuel a high level of interest in floating drilling rig construction projects. Additionally, interest in new international land rigs remains very high, and inquiries regarding domestic rig construction have risen very recently. Demand for pressure pumping equipment softened during the quarter, and is expected to remain lower for at least the next few months.
Our outlook for the Company’s Petroleum Services & Supplies segment remains good, given continuation of high levels of drilling across the U.S., Middle East, North Africa, the Far East, Latin America and the North Sea. While Canadian activity remains slow, we believe the outlook there has improved due to higher gas prices.
The Company’s Distribution Services segment operates in very competitive markets, but we are targeting further international expansion underpinned by new strategic alliances in 2008 to fuel additional growth. The business also continues to be challenged by weak demand in Canada, but we continue to restructure there to improve profitability.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2008 and 2007, and the fourth quarter of 2007 include the following:

				%	%
				1Q08 v	1Q08 v
	1Q08*	1Q07*	4Q07*	1Q07	4Q07
Active Drilling Rigs:
U.S.	1,771	1,732	1,790	2.3%	(1.1%)
Canada	507	532	356	(4.7%)	42.4%
International	1,046	982	1,017	6.5%	2.9%

Worldwide	3,324	3,246	3,163	2.4%	5.1%

West Texas Intermediate Crude Prices (per barrel)	$97.87	$58.14	$90.85	68.3%	7.7%

Natural Gas Prices ($/mmbtu)	$8.64	$7.20	$6.99	20.0%	23.6%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2008 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
The worldwide and U.S. quarterly average rig count increased 2.4% (from 3,246 to 3,324) and 2.3% (from 1,732 to 1,771), respectively, in the first quarter of 2008 compared to the first quarter of 2007. The average per barrel price of West Texas Intermediate Crude increased 68.3% (from $58.14 per barrel to $97.87 per barrel) and natural gas prices increased 20.0% (from $7.20 per mmbtu to $8.64 per mmbtu) in the first quarter of 2008 compared to the first quarter of 2007.

U.S. rig activity at April 25, 2008 was 1,842 rigs compared to the first quarter average of 1,771 rigs. The price for West Texas Intermediate Crude was at $119.64 per barrel as of April 25, 2008. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.
Results of Operations
Operating results by segment are as follows.

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Rig Technology	$1,602.9	$1,219.8
Petroleum Services & Supplies	829.8	691.8
Distribution Services	365.7	351.9
Eliminations	(113.0)	(97.8)

Total Revenue	$2,685.4	$2,165.7

Operating Profit:
Rig Technology	$406.0	$268.8
Petroleum Services & Supplies	195.2	171.0
Distribution Services	18.8	24.9
Unallocated expenses and eliminations	(51.5)	(37.6)

Total Operating Profit	$568.5	$427.1

Operating Profit %:
Rig Technology	25.3%	22.0%
Petroleum Services & Supplies	23.5%	24.7%
Distribution Services	5.1%	7.1%

Total Operating Profit %	21.2%	19.7%

Rig Technology
Three Months Ended March 31, 2008 and 2007. Rig Technology revenue in the first quarter of 2008 was $1,602.9 million, an increase of $383.1 million (31%) compared to the same period of 2007. The increase can be attributed to the growing market for capital equipment, as evidenced by backlog growth over the past several years.
Operating profit from Rig Technology was $406.0 million for the quarter ended March 31, 2008, an increase of $137.2 million (51%) over the same period of 2007. The increase in operating profit was the result of higher pricing on rig equipment and continued improvement in operating efficiency.
Petroleum Services & Supplies
Three Months Ended March 31, 2008 and 2007. Revenue from Petroleum Services & Supplies was $829.8 million for the first quarter of 2008 compared to $691.8 million for the first quarter of 2007, an increase of $138.0 million (20%). The increase is attributable to higher demand for virtually all products and services offered by the segment.
Operating profit from Petroleum Services & Supplies was $195.2 million for the first quarter of 2008 compared to $171.0 million for the first quarter of 2007, an increase of $24.2 million (14.2%). The increase was attributable to higher profitability across all products, driven by higher volumes and improved pricing and increased efficiency in manufacturing segments.

Distribution Services
Three Months Ended March 31, 2008 and 2007. Revenue from Distribution Services was $365.7 million, an increase of $13.8 million (4%) during the first quarter of 2008 over the comparable 2007 period. The increase can be attributed to the greater number of rigs operating worldwide during the first quarter, which was 2.4% higher than the same period for 2007. Rigs operating in the U.S. and international markets remained strong but were offset by a decline in Canada.
Operating profit of $18.8 million in the first quarter of 2008 decreased $6.1 million over the prior year results due to lower rig day rates in the domestic drilling market.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $51.5 million for the three months ended March 31, 2008, compared to $37.6 million for the same period of 2007. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations and incentive compensation.
Interest and financial costs
Interest and financial costs were $10.0 million for the three months ended March 31, 2008, compared to $12.3 million for the three months ended March 31, 2007. The decrease in interest costs for 2008 compared to 2007 was due to lower debt levels.
Other income (expense), net
Other income (expense), net was income of $13.5 million for the three months ended March 31, 2008, compared to expense of $2.9 million for the same period of 2007. This increase in income was primarily due to a net foreign exchange gain which was $15.3 million for the three months ended March 31, 2008, as compared to a net foreign exchange loss of $1.3 million for the same period of 2007. The strengthening of the Norwegian currency against the U.S. dollar was the leading contributor to the foreign exchange gain in 2008.
Provision for income taxes
The effective tax rate for the three month period ended March 31, 2008 was 32.0%, compared to 33.4% for the same period in 2007. The lower 2008 rate reflects increasing benefits in the U.S. from the tax incentive for manufacturing activities and a net incremental benefit resulting from the movement in exchange rates after the change of the functional currency to the U.S. dollar for our operations in Norway. This net benefit included a tax benefit in Norway of $23.1 million resulting from realized foreign exchange losses on U.S. dollar denominated assets and liabilities and a $13.7 million loss, which was reported as income tax expense, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.
Liquidity and Capital Resources
At March 31, 2008, the Company had cash and cash equivalents of $2,139.4 million, and total debt of $743.0 million. At December 31, 2007, cash and cash equivalents were $1,841.8 million and total debt was $890.7 million. The Company’s outstanding debt at March 31, 2008 consisted of $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, and other debt of $43.0 million.
For the first three months of 2008, cash provided by operating activities was $603.3 million compared to cash provided by operating activities of $264.2 million in the same period of 2007. Cash was provided by operations primarily through net income of $397.6 million plus non-cash charges of $61.5 million, increases in accounts payable of $55.4 million, increases in billings in excess of costs of $209.4 million, and increases in other assets/liabilities, net of $377.9 million. The increase in other assets/liabilities, net and billings in excess of costs were mainly due to increases in customer deposits and higher billings on rig construction projects. These positive cash flows were offset by increases in receivables of $153.0 million, increases in costs in excess of billings of $122.7 million and increases in inventories of $224.0 million. Receivables and costs in excess of billings increased due to greater revenue and activity in the first three months of 2008 compared to the fourth quarter of 2007, while inventory increased due to growing backlog orders.

For the first three months of 2008, cash used by investing activities was $183.4 million compared to cash used of $85.8 million for the same period of 2007. Capital expenditures totaled approximately $54.3 million in the first three months of 2008, primarily related to the Petroleum Services & Supplies service and rental businesses.
For the first three months of 2008, cash used by financing activities was $133.2 million compared to cash provided of $50.2 million for the same period of 2007. Cash payments against lines of credit and other debt was $147.3. Cash proceeds from exercised stock options was $11.2 million for the first three months of 2008.
On June 21, 2005, we amended and restated our existing $150 million revolving credit facility with a syndicate of lenders to provide the Company a $500 million unsecured revolving credit facility. This facility will expire in July 2010. The facility is available for general corporate purposes and acquisitions, including letters of credit and performance bonds. The Company has the right to increase the facility to $750 million and to extend the term of the facility for an additional year. At March 31, 2008, there were no borrowings against this facility. At March 31, 2008, there were $377 million in outstanding letters of credit in this facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.30% subject to a ratings-based grid, or the prime rate. The Company also has $1,754 million of additional outstanding letters of credit at March 31, 2008, primarily in Norway, that are not under the Company’s senior credit facility. This increased letter of credit exposure is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credit.
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility.
The Company’s cash balance as of March 31, 2008 was $2,139.4 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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
We believe that the higher costs for labor, energy, steel and other commodities experienced in 2007 and 2008 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, energy or other commodity prices may adversely impact future periods.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. The Company has determined that our financial assets and liabilities (primarily derivatives) are level 2 in the fair value hierarchy. At March 31, 2008, the fair value of the Company’s foreign currency forward contracts discussed in Note 11 totaled $55.8 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157. The Company is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of SFAS 158 recognizing the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and recognized changes in the funded status in the year in which they occurred through comprehensive income effective December 31, 2006 with no material impact on the consolidated financial statements. On January 1, 2008, the Company adopted the requirement to measure plan assets and benefit obligations as of its fiscal year end and took a $1.5 million charge to retained earnings.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides entities with an option to measure many financial assets and liabilities and certain other items at fair value as determined on an instrument by instrument basis. On January 1, 2008, the Company adopted SFAS 159 and elected not to measure any of its currently eligible assets and liabilities at fair value.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company expects that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange gain in our income statement of approximately $15.3 million in the first three months of 2008, compared to a foreign exchange loss of $1.3 million in the same period of the prior year. These movements are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Further strengthening of currencies against the U.S. dollar may continue to create similar movement in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
At March 31, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,351.2 million to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of March 31, 2008 and 2007 for contracts with similar terms and maturity dates, we have recorded a gain of $34.2 million and $1.0 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is included in other comprehensive income in the consolidated balance sheet. It is expected that $31.7 million of the gain will be reclassified into earnings within the next 12 months. Ineffectiveness was not material on these foreign currency forward contracts for the periods ended March 31, 2008 or 2007. The Company currently has cash flow hedges in place through the fourth quarter of 2010.
At March 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $133.6 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of March 31, 2008 and 2007 for contracts with similar terms and maturity dates, we recorded a gain of $10.0 million and $32.8 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is offset by designated losses on the firm commitments. Ineffectiveness was not material on these foreign currency forward contracts for the periods ended March 31, 2008 or 2007.
At March 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $194.1 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.
At December 31, 2007, our Norway operations had derivatives with $2,550.5 million in notional value with a fair value of $91.3 million as compared to $1,394.6 million and $48.5 million at December 31, 2006, respectively, to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency the Company terminated these hedges, the related net position of $108.8 million associated with the terminated hedges will be recognized into earnings in the future period(s) the forecasted transactions affect earnings. Of the related net position of $108.8 million associated with the terminated hedges at January 1, 2008, $23.6 million has been recognized into earnings at March 31, 2008.

The maturity of the above forward contracts by currency is:

Hedge Classification	Currency	2008	2009	2010	Total
Cash Flow	DKK	$28.9	$10.1	$—	$39.0
	EUR	376.5	78.2	1.2	455.9
	GBP	30.1	13.4	—	43.5
	NOK	899.6	634.3	122.5	1,656.4
	SEK	3.9	2.8	0.8	7.5
	USD	142.7	6.2	—	148.9

		$1,481.7	$745.0	$124.5	$2,351.2

Fair Value
	EUR	$4.1	$0.6	$—	$4.7
	KRW	0.9	—	—	0.9
	USD	101.2	24.1	2.7	128.0

		$106.2	$24.7	$2.7	$133.6

Balance Sheet
	EUR	$2.9	$—	$—	$2.9
	GBP	0.8	—	—	0.8
	NOK	137.5	0.4	0.5	138.4
	USD	52.0	—	—	52.0

		$193.2	$0.4	$0.5	$194.1

Total		$1,781.1	$770.1	$127.7	$2,678.9

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $42.7 million as of March 31, 2008 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $2.8 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At March 31, 2008 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes and $150 million in 5.5% Senior Notes. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: May 9, 2008	By:	/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, between National-Oilwell, Inc. and Varco International, Inc. (4).
2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)
3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).
3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9).
10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).
10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2).
10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3).
10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.
10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (6)
10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (6).
10.7	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (7).
10.8	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (7).
10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and the Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (10).
10.10	364-Day Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and the Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (10).
31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.