Form 10-Q
period 2008-06-30
NATIONAL OILWELL VARCO INC
filed 2008-08-08
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2008 the registrant had 417,381,134 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,652.4	$1,841.8
Receivables, net	3,015.0	2,099.8
Inventories, net	3,484.1	2,574.7
Costs in excess of billings	605.0	643.5
Deferred income taxes	207.7	131.5
Prepaid and other current assets	438.0	302.5

Total current assets	9,402.2	7,593.8

Property, plant and equipment, net	1,750.9	1,197.3
Deferred income taxes	69.0	55.6
Goodwill	5,081.3	2,445.1
Intangibles, net	4,693.3	774.1
Investment in unconsolidated affiliate	205.3	—
Other assets	69.5	49.0

Total assets	$21,271.5	$12,114.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$772.5	$604.0
Accrued liabilities	2,155.1	1,761.4
Billings in excess of costs	1,951.6	1,396.1
Current portion of long-term debt and short-term borrowings	320.8	152.8
Accrued income taxes	552.3	112.4

Total current liabilities	5,752.3	4,026.7

Long-term debt	1,392.7	737.9
Deferred income taxes	2,078.6	564.3
Other liabilities	79.4	61.8

Total liabilities	9,303.0	5,390.7

Commitments and contingencies

Minority interest	92.7	62.8

Stockholders’ equity:
Common stock — par value $.01; 417,082,516 and 356,867,498 shares issued and outstanding at June 30, 2008 and December 31, 2007	4.2	3.6
Additional paid-in capital	7,954.2	3,617.2
Accumulated other comprehensive income	254.0	195.0
Retained earnings	3,663.4	2,845.6

Total stockholders’ equity	11,875.8	6,661.4

Total liabilities and stockholders’ equity	$21,271.5	$12,114.9

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$3,324.2	$2,384.9	$6,009.6	$4,550.6

Cost of revenue	2,342.7	1,701.1	4,231.5	3,251.8

Gross profit	981.5	683.8	1,778.1	1,298.8

Selling, general, and administrative	273.4	186.6	501.5	374.5

Transaction costs	16.4	—	16.4	—

Operating profit	691.7	497.2	1,260.2	924.3

Interest and financial costs	(24.2)	(13.1)	(34.2)	(25.4)
Interest income	10.5	10.0	26.2	19.1
Equity income in unconsolidated affiliate	17.1	—	17.1	—
Other income (expense), net	(14.6)	(0.8)	(1.1)	(3.7)

Income before income taxes and minority interest	680.5	493.3	1,268.2	914.3
Provision for income taxes	254.9	172.0	443.0	312.7

Income before minority interest	425.6	321.3	825.2	601.6
Minority interest in income of consolidated subsidiaries	3.9	2.8	5.9	7.2

Net income	$421.7	$318.5	$819.3	$594.4

Net income per share:

Basic	$1.05	$0.90	$2.16	$1.68

Diluted	$1.04	$0.89	$2.15	$1.68

Weighted average shares outstanding:

Basic	401.7	354.4	378.9	353.1

Diluted	404.0	356.3	380.7	354.3

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2008	2007
Cash flow from operating activities:
Net income	$819.3	$594.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	167.9	99.2
Equity income in unconsolidated affiliate	(17.1)	—
Dividend from unconsolidated affiliate	112.7	—
Other	13.3	1.6

Changes in assets and liabilities, net of acquisitions:
Receivables	(507.4)	(264.0)
Inventories	(297.0)	(410.3)
Costs in excess of billings	38.5	(131.5)
Prepaid and other current assets	74.0	(76.8)
Accounts payable	21.6	78.1
Billings in excess of costs	555.6	255.4
Other assets/liabilities, net	375.4	169.0

Net cash provided by operating activities	1,356.8	315.1

Cash flow from investing activities:
Purchases of property, plant and equipment	(160.4)	(121.6)
Businesses acquisitions, net of cash acquired	(2,944.5)	(237.4)
Business divestitures, net of cash disposed	783.9	—
Other	(0.5)	0.6

Net cash used by investing activities	(2,321.5)	(358.4)

Cash flow from financing activities:
Borrowing against lines of credit and other debt	2,576.7	1.6
Payments against lines of credit and other debt	(1,928.4)	(6.4)
Proceeds from stock options exercised	76.8	75.3
Excess tax benefit from exercise of stock options	36.4	16.4

Net cash provided by financing activities	761.5	86.9

Effect of exchange rates on cash	13.8	31.7

Increase (decrease) in cash equivalents	(189.4)	75.3
Cash and cash equivalents, beginning of period	1,841.8	957.4

Cash and cash equivalents, end of period	$1,652.4	$1,032.7

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$30.0	$27.6
Income taxes	$376.1	$353.0
See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
Notes to Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The accompanying unaudited consolidated financial statements present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2007 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. Effective January 1, 2008, we changed the functional currency of our Rig Technology and Distribution segments in Norway from the Norwegian Kroner to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances including, the increased order rate for large drilling rigs and components technology denominated in U.S. dollars, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool to finance these operations in U.S. dollars. See Note 11.
The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts and drill pipe sales described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss have passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.
Revenue Recognition under Long-term Construction Contracts
The Company uses the percentage-of-completion method to account for certain long-term construction contracts in the Rig Technology segment. These long-term construction contracts include the following characteristics:
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
Drill Pipe Sales
For drill pipe sales, if requested in writing by the customer, delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. For sales transactions where title and risk of loss have transferred to the customer but the supporting documentation does not meet the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession.
2. Grant Prideco Merger and Other Acquisitions
Pursuant to the Agreement and Plan of Merger with Grant Prideco, Inc. (“Grant Prideco”) (the “Merger”), a Delaware Corporation, effective December 16, 2007 (the “Agreement Date”), the Company issued .4498 shares of National Oilwell Varco, Inc. common stock and $23.20 in cash (Exchange Ratio) for each Grant Prideco common share outstanding on April 21, 2008 (the “Merger Date”) totaling approximately 56.9 million shares and $2.9 billion in cash. The Company has included the financial results of Grant Prideco in its consolidated financial statements beginning on the Merger Date, the date Grant Prideco common shares were exchanged for National Oilwell Varco common shares and cash. The Grant Prideco operations are included in the Petroleum Services & Supplies segment.
Grant Prideco is a world leader in drill stem technology development and drill pipe manufacturing, sales and service; a global leader in drill bit and specialty tools, manufacturing, sales and service; and a leading provider of high-performance engineered connections and premium tubular products and services. The Company believes the Merger with Grant Prideco will advance its strategic goal of providing more products and services to its customers and that Grant Prideco’s product range will add new growth opportunities to the Company and benefit its customers’ needs worldwide.
The Merger has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of April 21, 2008. The total preliminary purchase price is $7,197.5 million, including Grant Prideco stock options assumed and estimated acquisition related transaction costs and is comprised of (in millions):

Consideration given to acquire the outstanding common stock of Grant Prideco:
Shares issued totaled approximately 56.9 million shares at $72.74 per share	$4,135.3
Cash paid at $23.20 per share	2,932.3
Grant Prideco stock options assumed	55.4
Merger related transaction costs	74.5

Total preliminary purchase price	$7,197.5

The fair value of shares issued was determined using an average price of $72.74, which represents the average closing price of the Company’s common stock for a five-day period beginning two available trading days before the public announcement of the transaction. For all stock options and restricted stock granted prior to 2008, vesting was accelerated under the terms of the stock option and restricted stock agreements; therefore, there was no modification of the awards as defined under SFAS 123(R). For stock options and restricted stock granted by Grant Prideco in 2008, 320,500 Grant Prideco stock options and 388,000 shares of restricted stock were replaced with 250,402 National Oilwell Varco stock options and 303,212 National Oilwell Varco restricted stock, respectively. For the 2008 Grant Prideco grants, vesting was not accelerated in connection with the Merger, under the terms of the stock option and restricted stock agreements, except for certain recipients of the 2008 Grant Prideco restricted stock grant.
Merger related costs of $74.5 million include severance and other external costs directly related to the Merger.
Transaction costs of $16.4 million for the three and six month periods ended June 30, 2008 were comprised of $6.0 million for accelerated vesting of stock-based compensation, $4.0 million for bridge loan fees, $5.8 million related to transaction costs for the disposition of certain tubular businesses of Grant Prideco in May 2008 (see below for further discussion) and $0.6 million of other costs.

Preliminary Purchase Price Allocation
Under the purchase method of accounting, the total preliminary purchase price was allocated to Grant Prideco’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2008 as set forth below (in millions). The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary areas of the purchase price allocation, which are not yet finalized, relate to identifiable intangible assets, property, plant and equipment, investment in unconsolidated affiliate, goodwill and certain preacquisition contingencies. In addition, upon the finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with GAAP.

Cash and cash equivalents	$171.3
Receivables	405.7
Assets held for sale, net	783.9
Inventories	616.8
Prepaid and other current assets	209.6
Property, plant and equipment	443.5
Goodwill	2,886.1
Intangibles	3,980.3
Investment in unconsolidated affiliate	300.0
Other assets	42.6
Accounts payable and accrued liabilities	(313.7)
Accrued income taxes	(622.9)
Long-term debt	(176.4)
Deferred income taxes	(1485.0)
Minority interest	(24.8)
Other liabilities	(19.5)

Total preliminary purchase price	$7,197.5

Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of revenue” as the applicable inventory is sold. Cost of revenue includes $46.1 million of these inventory charges for the three months ended June 30, 2008.
Additionally, the Company identified other intangible assets associated with trade names, patents, and customer relationships and the preliminary fair values assigned were $1.2 billion, $0.4 billion, and $2.4 billion, respectively. Of these amounts, $1.2 billion has been initially identified as having an indefinite life.
Disposition of Certain Grant Prideco Businesses
Prior to the Merger, Grant Prideco had entered into a definitive Purchase and Sale Agreement with Vallourec S.A and Vallourec & Mannesman Holdings, Inc. (collectively referred to as “Vallourec”) to sell four of its tubular businesses for $800 million in cash, subject to final working capital adjustments and standard closing conditions (including regulatory approval). The transaction closed May 16, 2008. The amount included in “Assets held for sale, net” included in the preliminary purchase price allocation above relates to this disposition. Additionally, $273.6 million is included in “Accrued income taxes” for taxes related to the disposition.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of National Oilwell Varco and Grant Prideco, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented includes the business combination accounting effect on historical Grant Prideco revenues, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, financing costs on new debt in connection with the Merger and related tax effects.

The unaudited pro forma financial information for the three and six month periods ended June 30, 2008 and 2007 combines the historical results for National Oilwell Varco for the three and six month periods ended June 30, 2008 and 2007 and the historical results for Grant Prideco for the three and six month periods ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$3,444.7	$2,845.4	$6,613.3	$5,467.2

Net income	$446.0	$382.7	$897.6	$729.4

Basic net income per share	$1.08	$0.93	$2.17	$1.78

Diluted net income per share	$1.07	$0.93	$2.16	$1.77

3. Inventories, net
Inventories consist of (in millions):

	June 30,	December 31,
	2008	2007
Raw materials and supplies	$674.1	$420.4
Work in process	1,194.2	939.2
Finished goods and purchased products	1,615.8	1,215.1

Total	$3,484.1	$2,574.7

4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2008	2007
Compensation	$191.2	$214.7
Customer prepayments	730.1	500.3
Warranty	113.1	91.5
Interest	17.1	13.8
Taxes (non income)	62.2	47.3
Insurance	49.7	42.4
Accrued purchase orders	648.7	582.5
Fair value of derivatives	70.6	111.3
Other	272.4	157.6

Total	$2,155.1	$1,761.4

5. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$3,646.6	$3,167.0
Estimated earnings	1,591.2	1,208.3

	5,237.8	4,375.5
Less: Billings to date	6,584.4	5,128.1

	$(1,346.6)	$(752.6)

Costs and estimated earnings in excess of billings on uncompleted contracts	$605.0	$643.5
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,951.6)	(1,396.1)

	$(1,346.6)	$(752.6)

6. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$421.7	$318.5	$819.3	$594.4
Currency translation adjustments	11.0	66.7	38.1	89.8
Derivative financial instruments	0.3	3.3	21.2	3.3
Change in defined benefit plans	—	—	(0.3)	(9.0)

Comprehensive income	$433.0	$388.5	$878.3	$678.5

7. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rig Technology	$1,911.1	$1,409.2	$3,514.0	$2,629.0
Petroleum Services & Supplies	1,123.8	746.1	1,953.6	1,437.9
Distribution Services	425.6	344.8	791.3	696.7
Elimination	(136.3)	(115.2)	(249.3)	(213.0)

Total Revenue	$3,324.2	$2,384.9	$6,009.6	$4,550.6

Operating Profit:
Rig Technology	$506.4	$340.8	$912.4	$609.6
Petroleum Services & Supplies (a)	221.1	177.8	416.3	348.8
Distribution Services	24.8	23.1	43.6	48.0
Unallocated expenses and eliminations	(44.2)	(44.5)	(95.7)	(82.1)
Transaction costs	(16.4)	—	(16.4)	—

Total Operating Profit	$691.7	$497.2	$1,260.2	$924.3

Operating Profit %:
Rig Technology	26.5%	24.2%	26.0%	23.2%
Petroleum Services & Supplies (a)	19.7%	23.8%	21.3%	24.3%
Distribution Services	5.8%	6.7%	5.5%	6.9%
Total Operating Profit %	20.8%	20.8%	21.0%	20.3%

(a)	Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of revenue” as the applicable inventory is sold. Cost of revenue includes $46.1 million of these inventory charges for the three and six month periods ended June 30, 2008.
The Company’s 2008 financial statements include Grant Prideco from April 21, 2008, the Merger Date, which includes additional amortization and depreciation of $31.6 million from the step up to fair market value of Grant Prideco’s assets and liabilities. Following a FAS 131 review, the Company determined that the Grant Prideco product lines, which includes the results of operations and all assets and liabilities, will be reported within the Petroleum Services & Supplies segment.

8. Debt
Debt consists of (in millions):

	June 30,	December 31,
	2008	2007
Revolving credit facilities	$800.0	$—
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	—	100.2
$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0
$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	210.0	211.7
$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0
$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.2	151.3
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	174.6	—
Other	27.7	77.5

Total debt	1,713.5	890.7
Less current portion	320.8	152.8

Long-term debt	$1,392.7	$737.9

Senior Notes
In connection with the Merger of Grant Prideco, the Company completed an exchange offer relative to the $174.6 million of 6.125% Senior Notes due 2015 previously issued by Grant Prideco. On April 21, 2008, $150.8 million of Grant Prideco Senior Notes were exchanged for National Oilwell Varco Senior Notes. The National Oilwell Varco Senior Notes have the same interest rate, interest payment dates, redemption terms and maturity as the Grant Prideco Senior Notes.
Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500.0 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility. At June 30, 2008, there were $800.0 million borrowed against these facilities, and there were $338.4 million in outstanding letters of credit, resulting in $1,861.6 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26-0.28% subject to a ratings-based grid, or the prime rate.
The Company also had $2.3 billion of additional outstanding letters of credit at June 30, 2008, mainly in Norway, that are primarily under various bilateral committed letter of credit facilities. The $1.0 billion increase in letters of credit since December 31, 2007 is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credit. Other letters of credit are issued as bid bonds and performance bonds.
The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. We were in compliance with all covenants at June 30, 2008.
Other
Other debt includes approximately $21.2 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.

9. Tax
The effective tax rate for the three and six month periods ended June 30, 2008 was 37.5% and 34.9%, respectively, compared to 34.9% and 34.2% for the same periods in 2007. The higher 2008 rates reflect additional tax provisions related to the Company’s decision to repatriate earnings from certain foreign subsidiaries during the three month period ended June 30, 2008. This was partially offset by increasing benefits in the U.S. from the tax incentive for manufacturing activities and a net incremental benefit resulting from the movement in exchange rates after the change of the functional currency to the U.S. dollar for our operations in Norway. This net benefit included a tax benefit in Norway of $3.7 million and $26.9 million for the three and six month periods ended June 30, 2008, respectively, resulting from realized foreign exchange losses on U.S. dollar denominated assets and liabilities and a $1.5 million and $15.1 million loss for the same respective periods, which was reported as income tax expense, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Federal income tax at U.S. federal statutory rate of 35.0%	$238.2	$172.7	$443.9	$320.0

Foreign income tax rate differential	(23.2)	(17.3)	(43.4)	(28.9)
State income tax, net of federal benefit	10.7	5.4	16.7	10.1
Foreign dividends, net of foreign tax credits	32.3	6.1	34.5	7.9
Other	(3.1)	5.1	(8.7)	3.6

Provision for income taxes	$254.9	$172.0	$443.0	$312.7

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
As of December 31, 2007, the Company had $51.6 million of unrecognized tax benefits, including associated interest and penalties. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. During the three and six month periods ended June 30, 2008, the Company recognized an increase of $10.9 million and $11.3 million, respectively, in the balance of unrecognized tax benefits, of which $10.4 million was obtained from its acquisition of Grant Prideco. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.

10. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 15 million. As of June 30, 2008, there remain 5,252,584 shares available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all share-based compensation arrangements under the Plan was $35.3 million and $21.2 million for the six months ended June 30, 2008 and 2007, respectively. Included in the $35.3 million of compensation expense for the six months ended June 30, 2008 is $6.0 million of compensation expense related to the accelerated vesting for certain restricted stock awards as a result of the merger with Grant Prideco, which is included in ‘Transaction costs’ in the accompanying Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $11.4 million (of which $2.2 million related to the accelerated vesting for certain restricted stock awards as a result of the Merger) and $6.9 million for the six months ended June 30, 2008 and 2007, respectively.
During the six months ended June 30, 2008, the Company granted 1,368,900 stock options, 334,057 restricted stock awards and 185,000 performance-based restricted stock awards. The grant of 1,368,900 stock options by the Company is as follows: 1,340,900 stock options were granted February 19, 2008 with an exercise price of $64.16 and 28,000 stock options were granted on May 14, 2008 with an exercise price of $73.98. Additionally 250,402 stock options were assumed as part of the Company’s merger with Grant Prideco on April 21, 2008. These options generally vest over a three-year period from the grant date. The grant of 334,057 restricted stock awards made by the Company is as follows: 325,300 restricted stock awards were granted February 19, 2008 and 8,757 restricted stock awards were granted May 14, 2008. Additionally 303,212 restricted stock awards were assumed as part of the Company’s merger with Grant Prideco on April 21, 2008. The restricted stock awards granted February 19, 2008 vest on the third anniversary of the date of grant. The restricted stock awards granted May 14, 2008 vest in equal annual installments over a three-year period from the date of grant. The restricted stock awards assumed as part of the Company’s merger with Grant Prideco vest on the second anniversary of the date of grant. The performance-based restricted stock awards were granted February 19, 2008. The performance-based restricted stock awards granted will be 100% vested 36 months from date of grant, with a performance condition of the Company’s average operating income growth, measured on a percentage basis, from January 1, 2008 through December 31, 2010 exceeding the median operating income level growth of a designated peer group over the same period.
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
We use foreign currency forward contracts and options to mitigate our exposure to changes in foreign currency exchange rates on recognized nonfunctional currency monetary accounts, forecasted transactions and firm sale and purchase commitments to better match the local currency cost components of nonfunctional currency transactions. Such arrangements typically have terms between two and 30 months, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At June 30, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,768.5 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of June 30, 2008 for contracts with similar terms and maturity dates, we have recorded a gain of $37.4 million, net of tax of $14.7 million, to adjust these foreign currency forward contracts to their fair market values. This gain is included in accumulated other comprehensive income in the Consolidated Balance Sheets. It is expected that $16.1 million of this gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the three and six month period ended June 30, 2008.
At June 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $171.0 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of June 30, 2008 for contracts with similar terms and maturity dates, we recorded a gain of $3.7 million to adjust these foreign currency forward contracts to their fair market values. This gain is offset by designated losses on firm commitments resulting in no impact on current earnings. The Company currently has fair value hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the three and six month period ended June 30, 2008.
At June 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $694.4 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair values of these contracts are recorded each period in current earnings.
We assess the functional currencies of our operating units to ensure that the appropriate currencies are utilized in accordance with the guidance of SFAS No. 52, “Foreign Currency Translation". Effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian Kroner to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances, including: the increased order rate for large drilling rigs and components technology denominated in U.S. dollars, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool to finance these operations in U.S. dollars. As a Norwegian Kroner functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its nonfunctional currency positions.
At December 31, 2007, our Norway operations had derivatives with $2,550.5 million in notional value with a fair value of $91.3 million to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency, the Company terminated these hedges. The related net gain position of $108.8 million associated with the terminated hedges will be recognized into earnings in the future period(s) the forecasted transactions affect earnings, of which $38.8 million has been recognized into earnings at June 30, 2008. The Company has subsequent to January 1, 2008, entered into new hedges to cover the exposures as a result of the changes to U.S. dollar functional.
12. Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$421.7	$318.5	$819.3	$594.4

Denominator:
Basic—weighted average common shares outstanding	401.7	354.4	378.9	353.1
Dilutive effect of employee stock options and other unvested stock awards	2.3	1.9	1.8	1.2

Diluted outstanding shares	404.0	356.3	380.7	354.3

Basic earnings per share	$1.05	$0.90	$2.16	$1.68

Diluted earnings per share	$1.04	$0.89	$2.15	$1.68

13. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. The Company has determined that our financial assets and liabilities (primarily currency related derivatives) are level 2 in the fair value hierarchy. At June 30, 2008, the fair value of the Company’s foreign currency forward contracts discussed in Note 11 totaled $20.9 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157. The Company is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of SFAS 158 recognizing the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and recognized changes in the funded status in the year in which they occurred through comprehensive income effective December 31, 2006 with no material impact on the consolidated financial statements. On January 1, 2008, the Company adopted the requirement to measure plan assets and benefit obligations as of its fiscal year end resulting in a $1.5 million charge to retained earnings.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets". The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations", and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.

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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; and cranes. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including adding additional operations in the United States, Canada, Norway, the United Kingdom, China, Belarus, and India.
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, transfer pumps, solids control systems, drilling motors, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including adding additional operations in the United States, Canada, the United Kingdom, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, and the United Arab Emirates.
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
Critical Accounting Estimates
In our annual report on Form 10-K for the year ended December 31, 2007, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under drill pipe sales and long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill); goodwill impairment and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.
Revenue Recognition
The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts and drill pipe sales described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss have passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.
Revenue Recognition under Long-term Construction Contracts
The Company uses the percentage-of-completion method to account for certain long-term construction contracts in the Rig Technology segment. These long-term construction contracts include the following characteristics:
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
Drill Pipe Sales
For drill pipe sales, if requested in writing by the customer, delivery may be satisfied through delivery to the Company’s customer storage location or to a third-party storage facility. For sales transactions where title and risk of loss have transferred to the customer but the supporting documentation does not meet the criteria for revenue recognition prior to the products being in the physical possession of the customer, the recognition of the revenues and related inventory costs from these transactions are deferred until the customer takes physical possession.

Executive Summary
National Oilwell Varco generated earnings of $421.7 million or $1.04 per fully diluted share in its second quarter ended June 30, 2008, on revenues of $3.3 billion. Operating income was $691.7 million or 20.8 percent of sales for the second quarter. Compared to the second quarter of 2007 both revenues and operating profit improved 39 percent during the second quarter of 2008.
Grant Prideco Acquisition
On April 21, 2008 the Company completed its acquisition of Grant Prideco for a combination of approximately $3.0 billion in cash (includes acquisition costs of $0.1 billion) and the issuance of 56.9 million shares of National Oilwell Varco common stock. The Grant Prideco merger further strengthened National Oilwell Varco’s position as manufacturer to the oilfield. Its drill bits and reamers are being integrated into the Company’s offering of drilling motors, non-magnetic drill collars, jars and shock tools, to complement its comprehensive package of bottomhole assembly tools used to drill complex wellpaths. Additionally, Grant Prideco’s drill pipe products are purchased and consumed by the Company’s existing drilling contractor customer base. The Company believes that consumption of drill pipe has been increasing due to the rising complexity of wellpath designs. Overall, the acquisition better positioned National Oilwell Varco to capitalize on continued growth in horizontal, directional and extended-reach drilling, through both drill pipe and drill bit product sales.
Integration of the business is proceeding well. The Company is introducing new drill pipe tracking products, and expanding OEM drill pipe repair and maintenance offerings through its worldwide network of pipe service operations. The Company is also consolidating a number of bit and downhole tool sales facilities worldwide, and leveraging combined manufacturing capabilities to improve lead times and reduce costs. The Company achieved savings of $6.0 million pre-tax during the second quarter, mostly on overhead cost reductions, and expects this amount to increase to $9.7 million in each of the third and fourth quarters, and to rise to approximately $11.0 million per quarter beginning in 2009. This is expected to result in an annual savings rate slightly higher than the $40 million per year rate in forecasted synergies at the time of the announcement of the transaction.
During the second quarter, National Oilwell Varco recognized $46.1 million of pre-tax inventory charges charged to “Cost of revenue” as the applicable stepped-up inventory was sold and transaction-related charges totaling $16.4 million pre-tax or $0.10 per share on a combined basis after tax, and additional tax provisions associated with financing the transaction of $29.0 million or $0.07 per share. The $16.4 million of transaction-related charges are comprised of $6.0 million for accelerated vesting of stock-based compensation, $4.0 million for bridge loan fees, $5.8 million related to transaction costs for the disposition of certain tubular businesses of Grant Prideco in May 2008 and $0.6 million of other costs. Additionally the Company generated $7.2 million pre-tax or $0.01 per share after tax in earnings from Grant Prideco operations later sold during the quarter. Excluding these items, earnings were $1.20 per fully diluted share. We expect additional transaction costs of approximately $30 million in the third quarter and $16 million in the fourth quarter of 2008.
The Company’s consolidated second quarter financial statements include results from the last 70 days of Grant Prideco operations in the quarter, including additional pro-rata amortization and depreciation of $31.6 million from the step up to fair market value of Grant Prideco’s assets and liabilities. Following a FAS131 review the Company determined that the Grant Prideco product lines will be reported within the Petroleum Services & Supplies segment. Additionally, the Company began to report rig instrumentation products in the Rig Technology segment (revenues of $71 million during the second quarter) and artificial lift and industrial products in the Distribution Services segment (revenues of $27 million in the second quarter), that had previously been reported in Petroleum Services & Supplies. These changes were made to reflect a realignment of management responsibilities as of April 21, 2008 related to the Grant Prideco acquisition.
During the second quarter the completion of the sale of Grant Prideco’s Tubular Technology & Services businesses yielded approximately $784 million in cash pre-tax. Later this year the Company will pay $274 million in tax on the realized gain. Also certain litigation pursued by Grant Prideco relating to infringement of drill bit manufacturing technology was settled for a net amount of $127 million, which was recorded as a reduction of goodwill.

Oil & Gas Equipment and Services Market
Oil and gas prices have increased significantly over the past five years and remain near historic highs, which have led to high levels of exploration and development drilling in many oil and gas basins around the globe. The count of rigs actively drilling during the second quarter of 2008 as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) increased eight percent from the second quarter of 2007. Commodity prices also increased, with West Texas Intermediate crude trading up 91 percent, and North American gas up 51 percent from the second quarter of 2007.
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
Changing methods of drilling have further benefited the Company’s business. Increasingly, hydraulic power — in addition to conventional mechanical rotary power — is being used to apply torque to the drill bit. This is done using downhole drilling motors powered by drilling fluids. We are a major provider of downhole drilling motors, and we have seen demand for this application of our drilling motors increase over the last few years. This trend has also increased demand for our high pressure mud pumps, which create the hydraulic power in the drilling fluids which drives the drilling motors.
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
The world is actively building many new offshore rigs, and schedules call for 91 new floating rigs and 81 new jack-up rigs to be delivered into the fleet by the end of 2012. The offshore rig fleet they will join is old: 130 of the existing 220 floating rigs (59 percent) and 324 of the existing 428 jack-up rigs (76 percent) are more than 25 years old. The existing fleet was engineered and constructed prior to many technical advancements, and we believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet. Additionally, the large number of floating rig construction projects will add new capacity required to press exploration into new deepwater frontiers.
Land rig inquiries, both international and domestic, are up sharply, and our backlog for land equipment increased 18 percent from the first quarter of 2008 to the second quarter, driven mostly by strong domestic demand. Customer enthusiasm for modern, AC-powered, electronically controlled rigs appears to continue to build as outlook for North

America has improved, due to substantially higher gas prices in the U.S. and Canada. Inquiries for rig equipment and oilfield services for North America, particularly for shale plays, have increased. We believe the retooling of the U.S. land rig market will continue as favorable operator experience with higher technology rigs vis-a-vis old mechanical rigs will continue to “pull” more of these into the marketplace.
Overall we expect to continue to sell into three important trends in the rig fleet worldwide: the buildout of additional deepwater capabilities, the retooling of the jack-up fleet with newer, more capable rigs, and the replacement of older land rigs with improved technology.
Segment Performance
Rig Technology generated $1,911.1 million in revenue and $506.4 million in operating profit in the second quarter, yielding an operating margin of 26.5%. The group generated 33 percent operating leverage or flowthrough (the increase in operating profit divided by the increase in revenue) on 19 percent revenue growth from the first quarter to the second quarter of 2008, and 33 percent flowthrough on 36 percent revenue growth from the second quarter of 2007 to the second quarter of 2008. Revenue out of backlog increased 18 percent sequentially to $1.3 billion, and non-backlog revenue increased 22 percent sequentially, due to new instrumentation products sales and sharply higher spare parts sales, partially offset by lower sales of handling tools. Our June 30, 2008 backlog for capital equipment sales from this segment was a record $10.8 billion, an increase of nine percent sequentially due to a record level of orders of $2.2 billion received during the second quarter. Seven floating rig packages, higher demand for land rigs both domestically and overseas, and steady demand for jack-up equipment fueled the higher orders and backlog. Equipment for international markets was 91 percent and offshore was 87 percent of the ending backlog, and the scheduled outflow of revenue from backlog is expected to be in the range of $3 billion for the remainder of 2008, approximately $5 billion in 2009, and approximately $3 billion thereafter.
The Petroleum Services & Supplies segment generated revenues of $1,123.8 million in the second quarter, up 35 percent from the first quarter of 2008 and up 51 percent from the second quarter of 2007. The 70 days of contribution from Grant Prideco operations acquired during the quarter totaled $370.5 million in revenue and drove most of the increase. Excluding the $46.1 million of inventory charges for inventory step up related to the Merger, operating profit was $267.2 million or 23.8 percent of sales. Operating profit flowthrough was 24 percent sequentially, and 24 percent year-over-year. Revenues in Canada declined $59 million from the first quarter to the second due to the annual spring breakup (transport restrictions on heavy rig movements by the authorities to prevent damage to roads during the spring thaw). Activity and outlook in Canada are both rising following the lifting of these bans several weeks ago. Fortunately the seasonal Canadian declines were offset by strong results overall in most of our other businesses, which benefited from rising activity associated with shale gas plays in the U.S., and steadily rising activity overseas. Increased rig construction and reactivations are fueling demand for the pumps, liners, solids control and waste management equipment. The Company’s pipe inspection operation is benefitting from sharply higher mill and processor activity in response to tight OCTG inventories and higher pricing, and expansion of its drill pipe repair and maintenance operations. Overseas demand for fiberglass pipe for large projects began to increase during the quarter, and demand for drilling motors, non-mag drill collars, and fishing tools in the Middle East continued to push higher following the opening of our new facility in Dubai late last year.
Distribution Services segment revenues were $425.6 million in the second quarter, up 16 percent from the first quarter of 2008 and up 23 percent from the second quarter of 2007. Operating profit was $24.8 million or 5.8 percent of sales, and operating profit flowthrough was ten percent sequentially. Domestic revenues achieved record levels during the second quarter due to high demand for operating supplies for rigs moving into emerging shale plays, and high demand from service companies due to higher service activity. Margins improved on line pipe sales this quarter, but bidding pressures remained fierce in many mature regions. Canada sales declined sequentially due to seasonal breakup, which was partly offset by rising demand in southeast Saskatchewan and high shale activity in British Columbia. International sales improved as a number of overseas locations posted increased revenue, notably in the Middle East, Africa and Norway.

Outlook
We believe that the outlook for the Company for the remainder of 2008 remains positive, as historically high commodity prices are expected to keep overall oil and gas activity high, and as the Company enters the second half of 2008 with a record level of backlog for capital equipment for its Rig Technology group.
Oil prices and supply remains subject to significant political risk in many international regions. The growth of China and other emerging economies has added significant demand to the oil markets, and new sources of supply continue to prove challenging to find and produce economically. The Company expects the sharply higher oil prices that have resulted to sustain high levels of oilfield activity in 2008, provided the world’s major economies remain reasonably strong. High commodity prices, drilling activity levels, and drilling rig dayrates are expected to continue to fuel demand for the Company’s Rig Technology group. The supply of offshore rigs remains tight in many markets, and quotation activity for the Rig Technology group remains brisk. In particular, the Company expects recent deepwater lease awards and announcements of discoveries in Brazil to continue to fuel a high level of interest in floating drilling rig construction projects. Additionally, interest in new international land rigs remains very high, and inquiries regarding domestic rig construction have risen very recently. Demand for pressure pumping equipment softened during the second quarter, and is expected to remain lower for at least the next few months. The segment continues to wrestle with rising costs, particularly steel, utilities, logistics and foreign currency-related costs, but efficiency initiatives, broader outsourcing, our wide manufacturing footprint, and modest price improvements appear to be maintaining margins, which have remained stable on newly won projects.
Our outlook for the Company’s Petroleum Services & Supplies segment remains good, given continuation of high levels of drilling across the U.S., Middle East, North Africa, the Far East, Latin America and the North Sea. While Canadian activity remains slow, we believe the outlook there has improved as the region emerges from its seasonal second quarter breakup period, due to higher gas prices. Inflationary pressures, particularly steel, labor, and fuel, continue to pressure margins, but recent modest price increases, higher volumes, acquisition-related cost reductions and a continued focus on efficiency have generally permitted the segment to maintain margins.
The Company’s Distribution Services segment continues to target international growth initiatives underpinned by new strategic customer alliances in certain regions, including acting on several inquiries by drilling contractors for stores on new build offshore rigs. The group currently has three stores physically located on offshore rigs, staffed by Company personnel. Cost reductions in Canada over the past several quarters have improved margins there despite generally weaker market conditions. In the third quarter the Distribution Services segment expects to open a handful of new locations to improve coverage of emerging shale plays in the U.S.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2008 and 2007, and the first quarter of 2008 include the following:

				%	%
				2Q08 v	2Q08 v
	2Q08*	2Q07*	1Q08*	2Q07	1Q08
Active Drilling Rigs:
U.S.	1,864	1,756	1,771	6.2%	5.3%
Canada	169	139	507	21.6%	(66.7)%
International	1,084	1,002	1,046	8.2%	3.6%

Worldwide	3,117	2,897	3,324	7.6%	(6.2)%

West Texas Intermediate	$124.05	$64.99	$97.87	90.9%	26.7%
Crude Prices (per barrel)

Natural Gas Prices ($/mmbtu)	$11.38	$7.52	$8.64	51.3%	31.7%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2008 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
The worldwide and U.S. quarterly average rig count increased 7.6% (from 2,897 to 3,117) and 6.2% (from 1,756 to 1,864), respectively, in the second quarter of 2008 compared to the second quarter of 2007. The average per barrel price of West Texas Intermediate Crude increased 90.9% (from $64.99 per barrel to $124.05 per barrel) and natural gas prices increased 51.3% (from $7.52 per mmbtu to $11.38 per mmbtu) in the second quarter of 2008 compared to the second quarter of 2007.
U.S. rig activity at July 25, 2008 was 1,957 rigs compared to the second quarter average of 1,864 rigs. The price for West Texas Intermediate Crude was at $122.59 per barrel as of July 25, 2008. The Company believes that current industry projections are forecasting commodity prices to remain strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Rig Technology	$1,911.1	$1,409.2	$3,514.0	$2,629.0
Petroleum Services & Supplies	1,123.8	746.1	1,953.6	1,437.9
Distribution Services	425.6	344.8	791.3	696.7
Elimination	(136.3)	(115.2)	(249.3)	(213.0)

Total Revenue	$3,324.2	$2,384.9	$6,009.6	$4,550.6

Operating Profit:
Rig Technology	$506.4	$340.8	$912.4	$609.6
Petroleum Services & Supplies (a)	221.1	177.8	416.3	348.8
Distribution Services	24.8	23.1	43.6	48.0
Unallocated expenses and eliminations	(44.2)	(44.5)	(95.7)	(82.1)
Transaction costs	(16.4)	—	(16.4)	—

Total Operating Profit	$691.7	$497.2	$1,260.2	$924.3

Operating Profit %:
Rig Technology	26.5%	24.2%	26.0%	23.2%
Petroleum Services & Supplies (a)	19.7%	23.8%	21.3%	24.3%
Distribution Services	5.8%	6.7%	5.5%	6.9%
Total Operating Profit %	20.8%	20.8%	21.0%	20.3%

(a)	Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of revenue” as the applicable inventory is sold. Cost of revenue includes $46.1 million of these inventory charges for the three and six month periods ended June 30, 2008.
Rig Technology
Three Months Ended June 30, 2008 and 2007. Rig Technology revenue in the second quarter of 2008 was $1,911.1 million, an increase of $501.9 million (36%) compared to the same period of 2007. Backlog rose to $10.8 billion, up 50% from the same period last year. Backlog and non-backlog revenue increased 40% and 27%, respectively, from the prior year periods reflecting the rise in demand for new rigs as well as the equipment, consumables and services needed to reactivate and/or refurbish many older rigs due to higher oil and gas prices.
Operating profit from Rig Technology was $506.4 million for the second quarter ended June 30, 2008, an increase of $165.6 million (49%) over the same period of 2007. Operating profit % increased to 26.5%, up from 24.2% for the same prior year period. Despite rising costs, particularly related to steel and utilities, margins improved due primarily to manufacturing, engineering, and operational efficiency initiatives, favorable product mix and higher production volumes resulting in greater overhead absorption.
Six Months Ended June 30, 2008 and 2007. Revenue for the first half of 2008 was $3,514.0 million, an increase of $885.0 million (34%) compared to the same period of 2007. Backlog and non-backlog revenue increased 41% and 18%, respectively, reflecting a rise in demand for new rigs and products and services to reactivate and/or refurbish many older rigs due to higher oil and gas prices as discussed above.
Operating profit for the first six months of 2008 was $912.4 million, an increase of $302.8 million (50%) compared to 2007. Operating profit % increased to 26.0%, up from 23.2% for the same prior year period. These increases reflect operational efficiency initiatives mentioned above, favorable product mix and higher production volumes resulting in greater overhead absorption.

Petroleum Services & Supplies
Three Months Ended June 30, 2008 and 2007. Revenue from Petroleum Services & Supplies was $1,123.8 million for the second quarter of 2008 compared to $746.1 million for the second quarter of 2007, an increase of $377.7 million (51%). The increase was primarily attributable to incremental revenues from the acquisition of Grant Prideco on April 21, 2008, which is included in this segment from the acquisition date.
Additionally, this segment benefited from revenue increases in this segment’s Mission business unit due to increased rig construction and reactivations fueling demand for pumps and liners and increased solids control and waste management technologies from this segment’s Brandt business. Revenues also increased at this segment’s Tuboscope business due to higher mill and processor activity in response to increased OCTG inventories and higher pricing.
Operating profit from Petroleum Services & Supplies was $221.1 million for the second quarter of 2008 compared to $177.8 million for the same period in 2007, an increase of $43.3 million (24%), and operating profit percentage decreased to 19.7%, down from 23.8% for the same period, which includes the $46.1 million charge related to a fair value step up adjustment to inventory included in the Grant Prideco acquisition, mentioned above. Excluding the inventory adjustment, operating profit increased due to the increase in revenue (see discussion above) and operating profit percentage remained relatively flat year-over-year.
Six Months Ended June 30, 2008 and 2007. Revenue from Petroleum Services & Supplies was $1,953.6 million for the first six months of 2008 compared to $1,437.9 million for the first six months of 2007, an increase of $515.7 million (36%). The increase is primarily attributable to the acquisition of Grant Prideco in April 2008 coupled with increases in virtually all of this segment’s products and services.
Operating profit from Petroleum Services & Supplies was $416.3 million for the first six months of 2008 compared to $348.8 million for the same period in 2007, an increase of $67.5 million (19%), and operating profit percentage decreased to 21.3%, down from 24.3% for the same period, which includes the $46.1 million charge related to a fair value step up adjustment to inventory included in the Grant Prideco acquisition, mentioned above. Excluding the inventory adjustment, the increase in operating profit was due to the increase in revenue (see discussion above). Additionally, operating profit percentage was negatively affected due to inflationary pressures increasing costs on steel, labor, and fuel; however, these increases were mostly offset by recent price increases and a strong focus on efficiency initiatives.
Distribution Services
Three Months Ended June 30, 2008 and 2007. Revenue from Distribution Services was $425.6 million, an increase of $80.8 million (23%) during the second quarter of 2008 over the comparable 2007 period with increases across all geographic regions, but primarily in the international markets and Canada, reflecting rig count increases of 8.2% and 21.6%, respectively.
Operating profit of $24.8 million in the second quarter of 2008 increased $1.7 million over the second quarter of 2007. Operating profit % decreased to 5.8%, down from 6.7% for the same prior year period. Operating profit increased due to higher revenue; however, operating profit % decreased slightly due to competitive pricing pressures in the U.S. due to lower drilling rig day rates, inflationary pressures increasing costs for steel and fuel coupled with costs related to further expansion into international markets, notably in the Middle East.
Six Months Ended June 30, 2008 and 2007. Revenue from Distribution Services increased $94.6 million (14%) in the first half of 2008 to $791.3 million when compared to the first six months of 2007 with increases across all geographic regions reflecting higher rig counts year-over-year.
Operating profit in the first half of 2008 of $43.6 million decreased by $4.4 million (9%) and operating profit % decreased from 6.9% to 5.5% compared to the comparable period in 2007. These decreases reflect competitive pricing pressures in the U.S. due to lower drilling rig day rates coupled with increases in certain costs as discussed above.

Unallocated expenses and eliminations
Unallocated expenses and eliminations were $44.2 and $95.7 million for the three and six months ended June 30, 2008, respectively, compared to $44.5 million and $82.1 million for the same periods in 2007. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Transaction costs
Transaction costs of $16.4 million for the three and six month periods ended June 30, 2008 were comprised of $6.0 million for accelerated vesting of stock-based compensation, $4.0 million for bridge loan fees, $5.8 million related to transaction costs for the disposition of certain tubular businesses of Grant Prideco in May 2008 and $0.6 million of other costs.
Interest and financial costs
Interest and financial costs were $24.2 million and $34.2 million for the three and six months ended June 30, 2008, respectively, compared to $13.1 million and $25.4 million for the respective periods in 2007. The increase in interest and financial costs was primarily due to debt incurred to finance the acquisition of Grant Prideco.
Other income (expense), net
Other income (expense), net was an expense of $14.6 million and $1.1 million for the three and six months ended June 30, 2008, compared to expense of $0.8 million and $3.7 million for the same periods in 2007, respectively. The increase in expense was primarily due to a net foreign exchange gain (loss) of $(8.4) million and $6.9 million for the three and six months ended June 30, 2008, respectively, compared to a net foreign exchange gain of $1.5 million and $0.2 million for the respective period in 2007. Our exposure to the Canadian, Euro and Norwegian currencies as remeasured against the U.S. dollar were the leading contributors to the foreign exchange movement in 2008. Additionally, bank charges were $4.7 million and $7.7 million for the three and six months ended June 30, 2008, respectively, compared to $2.4 million and $4.4 million for the same periods in 2007, respectively.
Provision for income taxes
The effective tax rate for the three and six month periods ended June 30, 2008 were 37.5% and 34.9%, respectively, compared to 34.9% and 34.2% for the same periods in 2007. The higher 2008 rates reflect additional tax provisions related to the Company’s decision to repatriate earnings from certain foreign subsidiaries during the three month period ended June 30, 2008. This was partially offset by increasing benefits in the U.S. from the tax incentive for manufacturing activities and a net incremental benefit resulting from the movement in exchange rates after the change of the functional currency to the U.S. dollar for our operations in Norway. This net benefit included a tax benefit in Norway of $3.7 million and $26.9 million for the three and six month periods ended June 30, 2008, respectively, resulting from realized foreign exchange losses on U.S. dollar denominated assets and liabilities and a $1.5 million and $15.1 million loss for the same respective periods, which was reported as income tax expense, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Federal income tax at U.S. federal statutory rate of 35.0%	$238.2	$172.7	$443.9	$320.0

Foreign income tax rate differential	(23.2)	(17.3)	(43.4)	(28.9)
State income tax, net of federal benefit	10.7	5.4	16.7	10.1
Foreign dividends, net of foreign tax credits	32.3	6.1	34.5	7.9
Other	(3.1)	5.1	(8.7)	3.6

Provision for income taxes	$254.9	$172.0	$443.0	$312.7

Liquidity and Capital Resources
At June 30, 2008, the Company had cash and cash equivalents of $1,652.4 million, and total debt of $1,713.5 million. At December 31, 2007, cash and cash equivalents were $1,841.8 million and total debt was $890.7 million. The Company’s outstanding debt at June 30, 2008 consisted of $800.0 million related to our new revolving credit facilities, $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, $174.6 million of 6.125% Senior Notes due 2015, and other debt of $38.9 million.
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility. At June 30, 2008, there were $800.0 million borrowed against these facilities, and there were $338.4 million in outstanding letters of credit, resulting in $1,861.6 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26-0.28% subject to a ratings-based grid, or the prime rate.
In connection with the Merger of Grant Prideco, the Company completed an exchange offer relative to the $174.6 million of 6.125% Senior Notes due 2015 previously issued by Grant Prideco. On April 21, 2008, $150.8 million of Grant Prideco Senior Notes were exchanged for National Oilwell Varco Senior Notes. The National Oilwell Varco Senior Notes have the same interest rate, interest payment dates, redemption terms and maturity as the Grant Prideco Senior Notes.
For the first six months of 2008, cash provided by operating activities was $1,356.8 million compared to cash provided by operating activities of $315.1 million in the same period of 2007. Cash was provided by operations primarily through net income of $819.3 million plus non-cash charges of $167.9 million, dividends received in the second quarter of 2008 of $112.7 million offset by equity income from our equity method affiliate of approximately $17.1 million, increases in prepaid and other current assets of $74.0 million, increases in costs in excess of billings of $38.5 million, increases in billings in excess of costs of $555.6 million and increases in other assets/liabilities, net of $375.4 million. The increase in billings in excess of costs and increases in other assets/liabilities were mainly due to increases in customer deposits and customer prepayments on rig construction projects. These positive cash flows were offset by increases in receivables of $507.4 million and increases in inventories of $297.0 million. Receivables increased due to greater revenue in the first six months of 2008 compared to the same period in 2007, while inventory increased due to growing backlog orders.
For the first six months of 2008, cash used by investing activities was $2,321.5 million compared to cash used of $358.4 million for the same period of 2007. The Company used $2,994.5 million for acquisitions in the first six months of 2008, including the business and operating assets of Grant Prideco. The Company received approximately $783.9 million related to the disposition of certain Grant Prideco tubular businesses. Capital expenditures totaled approximately $160.4 million in the first six months of 2008, primarily related to expansion of Rig Technology operations and the Petroleum Services & Supplies service and rental businesses.
For the first six months of 2008, cash provided by financing activities was $761.5 million compared to cash provided of $86.9 million for the same period of 2007. During the first six months of 2008, the Company borrowed $2,576.7 million, primarily to finance the cash portion of the Grant Prideco Inc. acquisition, from financial institutions and has repaid $1,928.4 million. Cash proceeds from exercised stock options were $76.8 million for the first six months of 2008.
The effect of the change in exchange rates on cash flows was a positive $13.8 million and $31.7 million for the six month periods ended June 30, 2008 and 2007, respectively. The 2007 positive cash flow from exchange rate changes was primarily due to cash holdings in the Norwegian Kroner as a result of customer prepayments on contracts in that country, and the strengthening of the Norwegian Kroner to the U.S. dollar by approximately 5.4% during the first six months of 2007.
The Company’s cash balance as of June 30, 2008 was $1,652.4 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.

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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. The Company has determined that our financial assets and liabilities (primarily currency related derivatives) are level 2 in the fair value hierarchy. At June 30, 2008, the fair value of the Company’s foreign currency forward contracts discussed in Note 11 totaled $20.9 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157. The Company is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of SFAS 158 recognizing the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and recognized changes in the funded status in the year in which they occurred through comprehensive income effective December 31, 2006 with no material impact on the consolidated financial statements. On January 1, 2008, the Company adopted the requirement to measure plan assets and benefit obligations as of its fiscal year end resulting in a $1.5 million charge to retained earnings.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets". The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations", and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange gain in our income statement of approximately $6.9 million in the first six months of 2008, compared to a $0.2 million loss in the same period of the prior year. The gain/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Further strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
At June 30, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,768.5 million to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of June 30, 2008 and 2007 for contracts with similar terms and maturity dates, we have recorded a gain of $37.4 million and $4.3 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is included in accumulated other comprehensive income in the consolidated balance sheet. It is expected that $16.1 million of the 2008 gain will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the first six months of 2008.
At June 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $171.0 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of June 30, 2008 and 2007 for contracts with similar terms and maturity dates, we recorded a gain of $3.7 million and $57.5 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain is offset by designated losses on the firm commitments. The Company currently has fair value hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the first six months of 2008.
At June 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $694.4 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.

The maturity of the above forward contracts by currency is (in millions):

Hedge Classification	Currency	2008	2009	2010	Total
Cash Flow
	DKK	$37.5	$10.0	$—	$47.5
	EUR	634.1	106.9	1.2	742.2
	GBP	48.0	13.4	—	61.4
	NOK	925.9	658.3	179.7	1,763.9
	SEK	1.8	2.8	0.8	5.4
	USD	91.5	56.6	—	148.1

		$1,738.8	$848.0	$181.7	$2,768.5

Fair Value
	EUR	$5.8	$2.8	$—	$8.6
	KRW	0.4	0.2	—	0.6
	USD	87.9	70.5	3.4	161.8

		$94.1	$73.5	$3.4	$171.0

Balance Sheet
	CNY	$10.0	$—	$—	$10.0
	DKK	8.4	—	—	8.4
	EUR	60.6	4.1	—	64.7
	GBP	2.0	—	—	2.0
	NOK	159.9	0.4	0.5	160.8
	SEK	0.5	0.4	—	0.9
	USD	447.6	—	—	447.6

		$689.0	$4.9	$0.5	$694.4

Total		$2,521.9	$926.4	$185.6	$3,633.9

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $176.6 million as of June 30, 2008 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $11.5 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2008 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes, $174.6 million in 6.125% Senior Notes, and $800 million in borrowing under our revolving credit facility. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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
On April 21, 2008, the Company acquired Grant Prideco. For purposes of determining the effectiveness of the Company’s disclosure controls and procedures and any change in the Company’s internal control over financial reporting, as disclosed in this report, management has excluded Grant Prideco from its evaluation of these matters. The acquired business represented approximately 36.3% of our consolidated total assets at June 30, 2008 and 3.7% of our consolidated operating profit including related transaction costs for the six months ended June 30, 2008.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on May 14, 2008. Stockholders elected two directors nominated by the board of directors for terms expiring in 2011 by the following votes: Robert E. Beauchamp — 307,565,601 votes for, 5,069,472 votes against and 2,900,641 votes abstaining, and Jeffery A. Smisek — 306,528,596 votes for, 6,089,637 votes against and 2,917,476 votes abstaining. There were no nominees to office other than the directors elected.
A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 was voted on by the stockholders as follows: 302,616,047 votes for, 9,701,632 votes against and 3,218,033 votes abstaining.
A proposal to approve the National Oilwell Varco, Inc. Annual Cash Incentive Plan for Executive Officers was voted on by the stockholders as follows: 301,059,456 votes for, 11,513,233 votes against and 2,963,014 votes abstaining.
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 35.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	By: /s/ Clay C. Williams
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