Form 10-Q
period 2008-09-30
NATIONAL OILWELL VARCO INC
filed 2008-11-04
CIK 1021860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2008 the registrant had 417,323,592 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,764.9	$1,841.8
Receivables, net	3,113.5	2,099.8
Inventories, net	3,627.4	2,574.7
Costs in excess of billings	653.9	643.5
Deferred income taxes	205.6	131.5
Prepaid and other current assets	443.3	302.5

Total current assets	9,808.6	7,593.8

Property, plant and equipment, net	1,735.0	1,197.3
Deferred income taxes	229.1	55.6
Goodwill	5,339.4	2,445.1
Intangibles, net	4,339.9	774.1
Investment in unconsolidated affiliate	218.8	—
Other assets	64.1	49.0

Total assets	$21,734.9	$12,114.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$956.6	$604.0
Accrued liabilities	2,231.4	1,761.4
Billings in excess of costs	2,144.6	1,396.1
Current portion of long-term debt and short-term borrowings	19.2	152.8
Accrued income taxes	308.7	112.4

Total current liabilities	5,660.5	4,026.7

Long-term debt	1,492.7	737.9
Deferred income taxes	2,128.2	564.3
Other liabilities	72.9	61.8

Total liabilities	9,354.3	5,390.7

Commitments and contingencies

Minority interest	90.3	62.8

Stockholders’ equity:
Common stock, $0.01 par value; 417,337,062 and 356,867,498 issued and ouststanding at September 30, 2008 and December 31, 2007	4.2	3.6
Additional paid-in capital	7,977.8	3,617.2
Accumulated other comprehensive income	97.2	195.0
Retained earnings	4,211.1	2,845.6

Total stockholders’ equity	12,290.3	6,661.4

Total liabilities and stockholders’ equity	$21,734.9	$12,114.9

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$3,611.6	$2,579.5	$9,621.2	$7,130.1
Cost of revenue	2,511.6	1,839.2	6,743.1	5,091.0

Gross profit	1,100.0	740.3	2,878.1	2,039.1
Selling, general and administrative	309.7	194.9	811.2	569.4
Transaction costs	—	—	16.4	—

Operating income	790.3	545.4	2,050.5	1,469.7
Interest and financial costs	(18.6)	(11.5)	(52.8)	(36.9)
Interest income	10.4	12.6	36.6	31.7
Equity income in unconsolidated affiliate	20.1	—	37.2	—
Other income (expense), net	14.4	1.8	13.3	(1.9)

Income before income taxes and minority interests	816.6	548.3	2,084.8	1,462.6
Provision for income taxes	263.7	177.8	706.7	490.5

Income before minority interest	552.9	370.5	1,378.1	972.1
Minority interest in income of consolidated subsidiaries	5.2	4.5	11.1	11.7

Net income	$547.7	$366.0	$1,367.0	$960.4

Net income per share:
Basic	$1.32	$1.03	$3.49	$2.71

Diluted	$1.31	$1.02	$3.48	$2.71

Weighted average shares outstanding:
Basic	415.7	355.5	391.2	353.9

Diluted	418.3	357.9	393.0	354.4

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,367.0	$960.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284.1	155.6
Equity income in unconsolidated affiliate	(37.2)	—
Other non-cash items, net	10.0	41.6
Change in operating assets and liabilities, net of acquisitions:
Receivables	(596.2)	(535.6)
Inventories	(450.4)	(419.9)
Costs in excess of billings	(10.4)	(184.5)
Prepaid and other current assets	69.4	(161.8)
Accounts payable	201.2	96.0
Billings in excess of costs	748.6	538.4
Other assets/liabilities, net	119.6	238.1

Net cash provided by operating activities	1,705.7	728.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(264.2)	(177.4)
Business acquisitions, net of cash acquired	(2,987.7)	(287.4)
Business divestitures, net of cash disposed	800.9	—
Dividend from unconsolidated affiliate	112.7	—
Other, net	(0.7)	1.5

Net cash used in investing activities	(2,339.0)	(463.3)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2,727.9	1.7
Payments against lines of credit and other debt	(2,280.3)	(9.7)
Proceeds from stock option exercised	83.8	104.9
Excess tax benefits from exercise of stock options	36.8	20.0

Net cash provided by financing activities	568.2	116.9
Effect of exchange rates on cash	(11.8)	146.7

Increase (decrease) in cash equivalents	(76.9)	528.6
Cash and cash equivalents, beginning of period	1,841.8	957.4

Cash and cash equivalents, end of period	$1,764.9	$1,486.0

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$52.3	$37.6
Income taxes	$920.8	$509.9
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
The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2007 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. Effective January 1, 2008, we changed the functional currency of our Rig Technology and Distribution Services segments in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances, including the increased order rate for large drilling rigs and components technology denominated in U.S. dollars, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool to finance these operations in U.S. dollars. See Note 11.
The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
Revenue Recognition
The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts and drill pipe sales described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss have passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in cost of revenue.
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
2. Grant Prideco Merger and Other Acquisitions
Pursuant to the Agreement and Plan of Merger with Grant Prideco, Inc. (“Grant Prideco”) (the “Merger”), a Delaware Corporation, effective December 16, 2007 (the “Agreement Date”), the Company issued .4498 shares of National Oilwell Varco, Inc. common stock and $23.20 in cash (the “Exchange Ratio”) for each Grant Prideco common share outstanding on April 21, 2008 (the “Merger Date”) totaling approximately 56.9 million shares and $2.9 billion in cash. The Company has included the financial results of Grant Prideco in its consolidated financial statements beginning on the Merger Date, the date Grant Prideco common shares were exchanged for National Oilwell Varco common shares and cash. The Grant Prideco operations are included in the Petroleum Services & Supplies segment.
Grant Prideco is a world leader in drill stem technology development and drill pipe manufacturing, sales and service and a global leader in drill bit and specialty tools, manufacturing, sales and service. The Company believes the Merger with Grant Prideco will advance its strategic goal of providing more products and services to its customers and that Grant Prideco’s product range will add new growth opportunities to the Company and benefit its customers’ needs worldwide.
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

The fair value of shares issued was determined using an average price of $72.74, which represents the average closing price of the Company’s common stock for a five-day period beginning two available trading days before the public announcement of the transaction. For all stock options and restricted stock granted prior to 2008, vesting was accelerated under the terms of the stock option and restricted stock agreements; therefore, there was no modification of the awards as defined under SFAS 123(R). For stock options and restricted stock granted by Grant Prideco in 2008, 320,500 Grant Prideco stock options and 388,000 shares of restricted stock were replaced with 250,402 National Oilwell Varco stock options and 303,212 shares of National Oilwell Varco restricted stock, respectively. For the 2008 Grant Prideco grants, vesting was not accelerated in connection with the Merger, under the terms of the stock option and restricted stock agreements, except for certain recipients of the 2008 Grant Prideco restricted stock grant.
Merger related costs of $74.5 million include severance and other external costs directly related to the Merger.
Transaction costs of $16.4 million for the nine month period ending September 30, 2008 were comprised of $6.0 million for accelerated vesting of stock-based compensation, $4.0 million for bridge loan fees, $5.8 million related to transaction costs for the disposition of certain tubular businesses of Grant Prideco in May 2008 (see below for further discussion) and $0.6 million of other costs.

Preliminary Purchase Price Allocation
Under the purchase method of accounting, the total preliminary purchase price was allocated to Grant Prideco’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2008. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon preliminary valuations, and our estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary areas of the purchase price allocation, which are not yet finalized, relate to identifiable intangible assets, property, plant and equipment, investment in unconsolidated affiliate, goodwill, certain preacquisition contingencies and related adjustments to deferred taxes. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. The following table, set forth below, displays the total preliminary purchase price allocated to Grant Prideco’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2008 (in millions):

Cash and cash equivalents	$170.9
Receivables	419.7
Assets held for sale, net	783.9
Inventories	616.8
Prepaid and other current assets	209.5
Property, plant and equipment	443.5
Goodwill	3,164.3
Intangibles	3,691.8
Investment in unconsolidated affiliate	300.0
Other assets	42.6
Accounts payable and accrued liabilities	(315.9)
Accrued income taxes	(623.9)
Long-term debt	(176.4)
Deferred income taxes	(1,485.0)
Minority interest	(24.8)
Other liabilities	(19.5)

Total preliminary purchase price	$7,197.5

Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of revenue” as the applicable inventory is sold. Cost of revenue includes $28.0 million and $74.1 million of these inventory charges for the three and nine months ended September 30, 2008, respectively.
Additionally, the Company identified other intangible assets associated with tradenames, patents, and customer relationships, and the preliminary fair values assigned were $1.2 billion, $0.3 billion, and $2.2 billion, respectively. The initial range of useful lives associated with trade names, patents, and customer relationships were 40 years to an indefinite life, 5 to 15 years and 16 to 17 years, respectively. Of the $1.2 billion associated with trade names, $0.8 billion has been initially identified as having an indefinite life.
Disposition of Certain Grant Prideco Businesses
Prior to the Merger, Grant Prideco had entered into a definitive Purchase and Sale Agreement with Vallourec S.A. and Vallourec & Mannesman Holdings, Inc. (collectively referred to as “Vallourec”) to sell four of its tubular businesses for $800 million in cash, subject to final working capital adjustments and standard closing conditions (including regulatory approval). The transaction closed May 16, 2008. The amount included in “Assets held for sale, net” included in the preliminary purchase price allocation above, relates to this disposition. Additionally, $250.8 million is included above in “Accrued income taxes” for taxes related to the disposition.
Unaudited Pro Forma Financial Information
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

The unaudited pro forma financial information for the three and nine month periods ended September 30, 2008 and 2007 combines the historical results for National Oilwell Varco for the three and nine month periods ended September 30, 2008 and 2007 and the historical results for Grant Prideco for the three and nine month periods ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	$3,611.6	$3,066.1	$10,224.9	$8,533.3

Net income	$567.5	$427.6	$1,495.1	$1,157.0

Basic net income per share	$1.37	$1.04	$3.61	$2.82

Diluted net income per share	$1.36	$1.03	$3.59	$2.81

3. Inventories, net
Inventories consist of (in millions):

	September 30,	December 31,
	2008	2007
Raw materials and supplies	$706.3	$420.4
Work in process	1,383.7	939.2
Finished goods and purchased products	1,537.4	1,215.1

Total	$3,627.4	$2,574.7

4. Accrued Liabilities
Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2008	2007
Compensation	$291.3	$214.7
Customer prepayments	880.9	500.3
Warranty	112.7	91.5
Interest	18.8	13.8
Taxes (non income)	62.6	47.3
Insurance	50.9	42.4
Accrued purchase orders	533.8	582.5
Fair value of derivatives	87.8	111.3
Other	192.6	157.6

Total	$2,231.4	$1,761.4

5. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$4,223.0	$3,167.2
Estimated earnings	1,933.3	1,208.3

	6,156.3	4,375.5
Less: Billings to date	7,647.0	5,128.1

	$(1,490.7)	$(752.6)

Costs and estimated earnings in excess of billings on uncompleted contracts	$653.9	$643.5
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,144.6)	(1,396.1)

	$(1,490.7)	$(752.6)

6. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$547.7	$366.0	$1,367.0	$960.4
Currency translation adjustments	(70.9)	126.5	(32.8)	216.3
Derivative financial instruments	(86.1)	19.8	(64.9)	23.1
Change in defined benefit plans	0.2	—	(0.1)	(9.0)

Comprehensive income	$390.9	$512.3	$1,269.2	$1,190.8

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income in accordance with SFAS 52, “Foreign Currency Translation.” For the three months ended September 30, 2008, a majority of these local currencies weakened against the U.S. dollar resulting in a net decrease to Other Comprehensive Income of $70.9 million upon the translation of their financial statements from their local currency to the U.S. dollar.
Derivative financial instruments are directly related to the effects of currency movement, for which they are designated to offset. The decline in Other Comprehensive Income of $86.1 million for the three months ended September 30, 2008 was due to the substantial weakening of the hedged currencies against the U.S. dollar. The change in the value of the derivatives is reflected in Other Comprehensive Income until the resulting unrealized gain or loss from the underlying hedged transactions are completed and reported in earnings.

7. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Rig Technology	$1,926.4	$1,521.9	$5,440.4	$4,150.9
Petroleum Services & Supplies	1,310.5	805.5	3,264.1	2,243.4
Distribution Services	497.6	361.3	1,288.9	1,058.0
Elimination	(122.9)	(109.2)	(372.2)	(322.2)

Total Revenue	$3,611.6	$2,579.5	$9,621.2	$7,130.1

Operating Profit:
Rig Technology	$500.5	$373.5	$1,412.9	$983.1
Petroleum Services & Supplies (a)	301.6	193.6	717.9	542.4
Distribution Services	43.7	25.1	87.3	73.1
Unallocated expenses and eliminations	(55.5)	(46.8)	(151.2)	(128.9)
Transaction costs	—	—	(16.4)	—

Total Operating Profit	$790.3	$545.4	$2,050.5	$1,469.7

Operating Profit %:
Rig Technology	26.0%	24.5%	26.0%	23.7%
Petroleum Services & Supplies (a)	23.0%	24.0%	22.0%	24.2%
Distribution Services	8.8%	6.9%	6.8%	6.9%
Total Operating Profit %	21.9%	21.1%	21.3%	20.6%

(a)	Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of revenue” as the applicable inventory is sold. Cost of revenue includes $28.0 million and $74.1 million of these inventory charges for the three and nine months ended September 30, 2008, respectively.
The Company’s 2008 financial statements include Grant Prideco from April 21, 2008, the Merger Date, which includes additional amortization and depreciation of $40.7 million and $72.3 million from the step up to fair market value of Grant Prideco’s assets and liabilities for the three and nine months ended September 30, 2008. As a result of the acquisition and the organizational structure the Company reviewed its segment reporting and determined that the Grant Prideco product lines, which includes the results of operations and all assets and liabilities, will be reported within the Petroleum Services & Supplies segment.

8. Debt
Debt consists of (in millions):

	September 30,	December 31,
	2008	2007
Revolving credit facilities	$600.0	$—
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	—	100.2

$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0

$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	209.1	211.7

$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0

$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.1	151.3

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	174.6	—

Other	27.1	77.5

Total debt	1,511.9	890.7
Less current portion	19.2	152.8

Long-term debt	$1,492.7	$737.9

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
Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500.0 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility. At September 30, 2008, there was $600.0 million borrowed against these facilities, and there were $458.4 million in outstanding letters of credit, resulting in $1,941.6 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% or 0.28% subject to a ratings-based grid, or the prime rate. For the nine month period ended September 30, 2008, the weighted average interest rate associated with the Company’s revolving credit facilities was 3.4%.
The Company also had $2.5 billion of additional outstanding letters of credit at September 30, 2008, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. The $1.2 billion increase in letters of credit since December 31, 2007 is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credit. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. We were in compliance with all covenants at September 30, 2008.

Other
Other debt includes approximately $21.0 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.
9. Tax
The effective tax rate for the three and nine months ended September 30, 2008 was 32.3% and 33.9%, respectively, compared to 32.4% and 33.5% for the same periods in 2007. The rate for the nine months ended September 30, 2008 reflects additional tax provisions related to the Company’s decision to repatriate earnings from certain foreign subsidiaries during the three months ended June 30, 2008. This was partially offset by increasing benefits in the U.S. from the tax incentive for manufacturing activities and a net incremental benefit resulting from the movement in exchange rates after the change of the functional currency to the U.S. dollar for our operations in Norway. This net benefit included a tax benefit in Norway of $26.9 million for the nine months ended September 30, 2008, resulting from realized foreign exchange losses on U.S. dollar denominated assets and liabilities, and a $15.1 million loss for the same period, which was reported as income tax expense, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet. The net benefit from the Norway foreign exchange tax movement is included in Other in the table below.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Federal income tax at U.S. federal statutory rate of 35.0%	$285.8	$191.9	$729.7	$511.9

Foreign income tax rate differential	(28.6)	(17.0)	(71.9)	(45.9)
State income tax, net of federal benefit	9.3	5.2	26.0	15.3
Foreign dividends, net of foreign tax credits	(1.5)	1.7	33.0	9.6
Benefit of U.S. Manufacturing Deduction	(7.5)	(2.6)	(12.7)	(4.4)
Other	6.2	(1.4)	2.6	4.0

Provision for income taxes	$263.7	$177.8	$706.7	$490.5

The Company accounts for uncertainty in income taxes in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under FIN 48, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained.
As of December 31, 2007, the Company had $51.6 million of unrecognized tax benefits, including associated interest and penalties. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. During the three and nine months ended September 30, 2008, the Company recognized an increase of $0.5 million and $11.8 million, respectively, in the balance of unrecognized tax benefits, of which $10.4 million was an assumed obligation with its acquisition of Grant Prideco. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future.

10. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 15 million. As of September 30, 2008, 5,252,584 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all share-based compensation arrangements under the Plan was $51.6 million and $33.2 million for the nine months ended September 30, 2008 and 2007, respectively. Included in the $51.6 million of compensation expense for the nine months ended September 30, 2008 is $6.0 million of compensation expense related to the accelerated vesting for certain restricted stock awards as a result of the merger with Grant Prideco, which is included in “Transaction costs” in the accompanying Consolidated Statements of Income. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $16.3 million (of which $2.2 million related to the accelerated vesting for certain restricted stock awards as a result of the Merger) and $10.4 million for the nine months ended September 30, 2008 and 2007, respectively.
During the nine months ended September 30, 2008, the Company granted 1,368,900 stock options, 334,057 restricted stock awards and 185,000 performance-based restricted stock awards. The grant of 1,368,900 stock options by the Company is as follows: 1,340,900 stock options were granted February 19, 2008 with an exercise price of $64.16 and 28,000 stock options were granted on May 14, 2008 with an exercise price of $73.98. Additionally 250,402 stock options were assumed as part of the Company’s merger with Grant Prideco on April 21, 2008. These options generally vest over a three-year period from the grant date. The grant of 334,057 restricted stock awards made by the Company is as follows: 325,300 restricted stock awards were granted February 19, 2008 and 8,757 restricted stock awards were granted May 14, 2008. Additionally 303,212 restricted stock awards were assumed as part of the Company’s merger with Grant Prideco on April 21, 2008. The restricted stock awards granted February 19, 2008 vest on the third anniversary of the date of grant. The restricted stock awards granted May 14, 2008 vest in equal annual installments over a three-year period from the date of grant. The restricted stock awards assumed as part of the Company’s merger with Grant Prideco vest on the second anniversary of the date of grant. The performance-based restricted stock awards were granted February 19, 2008. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, with a performance condition of the Company’s average operating income growth, measured on a percentage basis, from January 1, 2008 through December 31, 2010 exceeding the median operating income level growth of a designated peer group over the same period.
11. Derivative Financial Instruments
Except for certain foreign currency forward contracts and interest rate swap agreements discussed below, all derivative financial instruments we hold are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of designated derivative financial instruments are deferred and recognized in earnings as revenue or cost of revenue as the underlying transactions occur. Any ineffective portion of the change in the fair value is recorded in earnings as incurred.
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
At September 30, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,473.1 million designated and qualifying as cash flow hedges to hedge exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of September 30, 2008 for contracts with similar terms and maturity dates, we have recorded a loss of $48.1 million, net of tax of $20.8 million, to adjust these foreign currency forward contracts to their fair market values. This loss is included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. It is expected that $5.9 million of this loss will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the three and nine months ended September 30, 2008.
At September 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $146.3 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of September 30, 2008 for contracts with similar terms and maturity dates, we recorded a loss of $4.1 million to adjust these foreign currency forward contracts to their fair market values. This loss is offset by designated gains on firm commitments resulting in no impact on current earnings. The Company currently has fair value hedges in place through the first quarter of 2011. Ineffectiveness was not material on these foreign currency forward contracts for the three and nine months ended September 30, 2008.
At September 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $960.8 million to offset exposures to currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair values of these contracts are recorded each period in current earnings.
We assess the functional currencies of our operating units to ensure that the appropriate currencies are utilized in accordance with the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Effective January 1, 2008, we changed the functional currency of our Rig Technology and Distribution Services segments in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances, including: the increased order rate for large drilling rigs and components technology denominated in U.S. dollars, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool to finance these operations in U.S. dollars. As a Norwegian krone functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its nonfunctional currency positions.
At December 31, 2007, our Norway operations had foreign currency forward contracts with notional amounts aggregating $2,550.5 million with a fair value of $91.3 million to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency, the Company terminated these hedges. The related net gain position of $108.8 million associated with the terminated hedges has been deferred and is being recognized into earnings in the future period(s) the forecasted transactions affect earnings, of which $52.7 million has been recognized into earnings at September 30, 2008. The Company has subsequent to January 1, 2008, entered into new hedges to cover the exposures as a result of the changes to U.S. dollar functional.
12. Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$547.7	$366.0	$1,367.0	$960.4

Denominator:
Basic—weighted average common shares outstanding	415.7	355.5	391.2	353.9
Dilutive effect of employee stock options and other unvested stock awards	2.6	2.4	1.8	0.5

Diluted outstanding shares	418.3	357.9	393.0	354.4

Basic earnings per share	$1.32	$1.03	$3.49	$2.71

Diluted earnings per share	$1.31	$1.02	$3.48	$2.71

13. Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. The Company has determined that our financial assets and liabilities (primarily currency related derivatives) are level 2 in the fair value hierarchy. At September 30, 2008, the fair value of the Company’s foreign currency forward contracts discussed in Note 11 totaled $6.7 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157. The Company is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations”, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.

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
Distribution Services
Our Distribution Services segment provides maintenance, repair and operating supplies and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America, the segment supports major offshore drilling contractors through locations in Mexico, the Middle East, Europe, Southeast Asia and South America. Distribution Services employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. Demand for the segment’s services is determined primarily by the level of drilling, servicing, and oil and gas production activities.
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

Revenue Recognition
The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts and drill pipe sales described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss have passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in cost of revenue.
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

EXECUTIVE SUMMARY
National Oilwell Varco generated earnings of $547.7 million or $1.31 per fully diluted share in its third quarter ended September 30, 2008, on revenues of $3.6 billion. Operating income was $790.3 million or 21.9 percent of sales for the third quarter, including charges of $0.04 per share after-tax related to the Company’s second quarter acquisition of Grant Prideco, and including the impact of Hurricane Ike estimated to be approximately $0.09 per share after-tax. Compared to the third quarter of 2007, revenues improved 40 percent, and operating profit improved 45 percent during the third quarter of 2008.
The Company’s third quarter results were adversely impacted by the effects of Hurricane Ike, which struck the Texas Gulf Coast on September 12, 2008. While we were fortunate to avoid serious damage to our facilities, over forty Company facilities and dozens of our Houston-area suppliers were without power for a few weeks. Company-wide we estimate that approximately $114 million in revenues and $55 million in operating income were lost or deferred as a result. A small portion of this is expected to be recovered in the fourth quarter, which was also affected, and most of the remainder is expected to be recovered in 2009. Additionally, hurricane-related flooding affected certain of our operations in Mexico during the quarter, but on a much smaller scale.
Grant Prideco Acquisition
On April 21, 2008 the Company completed its acquisition of Grant Prideco, Inc. for a combination of approximately $3.0 billion in cash and the issuance of 56.9 million shares of National Oilwell Varco common stock. The Grant Prideco merger further strengthened National Oilwell Varco’s position as manufacturer to the oilfield. Its drill bits and reamers are being integrated into the Company’s offering of drilling motors, non-magnetic drill collars, jars and shock tools, to complement its comprehensive package of bottomhole assembly tools used to drill complex wellpaths. Additionally, Grant Prideco’s drill pipe products are purchased and consumed by the Company’s existing drilling contractor customer base. The Company believes that consumption of drill pipe has been increasing due to the rising complexity of wellpath designs. Overall, the acquisition better positioned National Oilwell Varco to capitalize on continued application of horizontal, directional and extended-reach drilling, through both drill pipe and drill bit product sales.
Integration of the business is proceeding well. The Company is introducing new drill pipe tracking products, and expanding OEM drill pipe repair and maintenance offerings through its worldwide network of pipe service operations. The Company is also consolidating a number of bit and downhole tool sales facilities worldwide, and leveraging combined manufacturing capabilities to improve lead times and reduce costs. The Company achieved savings of approximately $10 million pre-tax during the third quarter, mostly on overhead cost reductions, and expects this amount to increase to approximately $11 million per quarter beginning in 2009. This is expected to result in an annual savings rate slightly higher than the $40 million per year rate in forecasted synergies at the time of the announcement of the transaction. During the third quarter of 2008, National Oilwell Varco recognized purchase accounting related charges totaling $28.0 million pre-tax or $0.04 per share after tax. The $28.0 million in charges were related to charges to “Cost of revenue” for inventory sold during the quarter that had a fair value step up under the Grant Prideco purchase accounting.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in the third quarter as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks are responding vigorously, but credit and financial markets have not recovered through the first few weeks of October. Most economists foresee a slow and uncertain recovery of credit markets, and a credit-driven worldwide economic recession developing. Asset and commodity prices, including oil and gas prices, have declined sharply as a result. After rising steadily for six years to peak at around $140 per barrel earlier in the year, oil prices retreated to the $60 to $70 per barrel range recently, roughly in-line with mid 2007 prices. Higher oil and gas prices over the past several years have led to high levels of exploration and development drilling in many oil and gas basins around the globe. The count of rigs actively drilling during the third quarter of 2008 as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) increased 11 percent from the third quarter of 2007, but the impact of the credit market crisis has not yet been fully felt in the rig count. The Company expects that oil and gas operators reliant on external financing to fund their drilling programs are likely to curtail some of their drilling activity in view of tighter credit markets and lower commodity prices. This is expected to have the greatest impact on gas drilling across North America, despite the fact that gas prices have remained relatively strong compared to historical prices. Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings. Therefore we expect international drilling activity to be less impacted by the credit crisis.
The high level of drilling activity underway in the last few years has fueled strong demand for oilfield services. Much of the new incremental drilling activity is occurring in harsh environments, and employs increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process has been accelerated by very high rig utilization and wellbore complexity. Drilling consumes rigs; more complex and challenging drilling consumes rigs faster.
The industry responded by launching many new rig construction projects since 2005, to retool the existing fleet of jackup rigs (350 of the existing 432 jackup rigs are more than 20 years old); to replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and to build out additional ultradeep floating drilling rigs, including semisubmersibles and drillships, employing recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet. As a result of these trends the Company’s Rig Technology segment has seen steady growth in its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. The Company won a record level of new orders of $2.4 billion during the third quarter of 2008, and believes that the drilling industry will continue to build and upgrade drilling rigs; however, the credit crisis is likely to have a negative impact on new orders in the near term. Many customers rely on external financing to execute these projects, and several new order discussions have been delayed due to the challenges of securing financing. Nevertheless, the Company believes that export banks around the world will continue to supplement private financing in an effort to boost economic activity in the countries where these rigs are fabricated.
During the third quarter the Company secured contracts for six major packages of drilling equipment for deepwater floating rigs, including four for the Brazilian market, along with a handful of jackup rig packages. Land rig sales over the past six months have been strong, particularly for the Company’s Ideal Rigs, Rapid Rigs, and new Drake Rig design for North America. Many of these projects are backed by term contracts from oil and gas operators who appear to be increasingly convinced of the safety and efficiency benefits of modern, AC-powered, electronically controlled rigs. The land rig backlog improved 49 percent sequentially and 14 percent year-over-year, to $1.8 billion or 15 percent of the total backlog. Equipment destined for international markets totaled 90 percent of the September 30 backlog. The Company believes that its existing contracts for rig equipment are very strong in that they carry significant down payment and progress billing terms favorable to the ultimate completion of these projects, and generally do not allow customers to cancel projects for convenience. For this reason we do not expect the credit crisis or softer market conditions to result in cancellation of contracts or abandonment of projects that would have a material adverse effect on the Company’s financial results.
While the increasingly efficient equipment provided by us has mitigated the effect, high activity levels have increased demand for personnel in the oilfield. Consequently, the Company, its customers and its suppliers have experienced wage inflation in certain markets. Hiring experienced drilling crews has been challenging for the drilling industry; however, we believe crews generally prefer working on newer, more modern rigs. Our products which save labor and increase efficiency (such as its automatic slips and pipe handling equipment) also make the rig crew’s jobs easier, and make the rig a safer and more desirable place to work.
Segment Performance
Rig Technology generated $1,926.4 million in revenue and $500.5 million in operating profit in the third quarter, yielding an operating margin of 26 percent. The group generated 31 percent operating leverage or flowthrough (the increase in operating profit divided by the increase in revenue) on 27 percent revenue growth from the third quarter of 2007 to the third quarter of 2008. Compared to the second quarter of 2008 revenue improved modestly and operating profit declined slightly, due in part to the impact of Hurricane Ike on Texas operations which deferred approximately $79.0 million in sales to later periods. Revenue out of backlog increased two percent sequentially to

$1,363.4 million, but record orders lifted backlog nevertheless to $11,793.8 million, up nine percent sequentially. As of September 30, 2008 the scheduled outflow of revenue from backlog is expected to be in the range of $1.5 billion during the fourth quarter of 2008, approximately $5.7 billion in 2009, and approximately $4.6 billion thereafter.
The Petroleum Services & Supplies segment generated revenue of $1,310.5 million in the third quarter, up five percent from the second quarter of 2008 and up one percent from the third quarter of last year (adjusted for a full quarter of continuing Grant Prideco results in both prior periods, but not adjusted for $105.1 million in sales of products transferred to other segments since last year). Operating profit was $329.6 million (excluding $28 million of cost of revenue charges related to the fair value step up of inventory under purchase accounting) or 25.2 percent of sales, and operating profit flow through was 50 percent sequentially, and 151 percent year-over-year. Strong operating activity increases in the domestic market, where the rig count improved six percent sequentially and 11 percent year-over-year, fueled much of the revenue and margin gains. Unconventional shale gas basin drilling was particularly strong in the quarter. The U.S. accounted for approximately 54 percent of Petroleum Services & Supplies segment revenues during the quarter. Hurricane Ike impacted third quarter Petroleum Services & Supplies segment revenues by approximately $35 million, about 60 percent of which is expected to be recovered in the fourth quarter. Revenues from oilfield service products in Canada improved following the resumption of activity in the third quarter following the seasonal breakup decline in the second quarter. This seasonal event drove a sequential increase in the rig count in Canada from 169 rigs in the second quarter to 432 rigs during the third quarter. Canadian revenues were approximately eight percent of the segment’s total during the third quarter. International activity remained strong, with notable sequential and year-over-year improvements in sales to Latin American markets during the third quarter. Solids control, composite pipe, bits and downhole tool products posted significant increases sequentially. Drill pipe backlog and revenue improved sequentially as well, but margins declined due to higher steel costs and an unfavorable mix.
Distribution Services segment revenue was $497.6 million in the third quarter, up 17 percent from the second quarter of 2008 and up 38 percent from the third quarter of 2007. Operating profit was $43.7 million or 8.8 percent of sales, a record margin. Operating profit flowthrough was 26 percent sequentially and 14 percent year-over-year. Strong U.S. activity, particularly in the mid-continent and Rocky Mountain regions, drove high levels of domestic sales, and cost reductions in prior periods contributed to improving margins and leverage. Sales into new rig construction and refurbishment of older rigs in the domestic market also contributed to domestic results. The U.S. accounted for about 48 percent of the segment’s third quarter revenues overall. Canada sales, about 18 percent of the third quarter mix, increased sharply coming out of the second quarter seasonal breakup, which contributed to strong operating profit flowthrough as well. Saskatchewan and Eastern Canada were particularly strong in the quarter. International revenues were down slightly and accounted for 34 percent of the sales mix, but margins for international sales increased slightly sequentially.
Outlook
The recent emergence of a serious banking crisis, prospects for an emerging global recession, and lower commodity prices are likely to present near-term challenges to our business. Consequently, we are more cautious in our outlook for 2009, and believe we are likely to see orders for new rigs slow, and drilling activity, particularly by independent gas producers reliant on external financing, decline as we enter the new year. The Company is, nevertheless, well positioned to manage through this uncertain period, and should benefit from its strong balance sheet and capitalization, access to credit, and record high level of contracted orders which are expected to continue to generate good earnings well into the downturn. The Company has a long history of cost-control and downsizing in response to depressed market conditions. Such a period may present opportunities to the Company to effect new organic growth and acquisition initiatives, and we are hopeful that a downturn will generate new opportunities.
The supply of offshore rigs remains tight in many markets, and certain developments point to improving economics of rig building; namely, rising dayrates for ultradeepwater floaters, falling steel costs, and a strengthening U.S. dollar. The offshore rig dayrate market is generally denominated in U.S. dollars, but rig fabrication is mostly denominated in foreign currencies. Foreign shipyards source steel from foreign mills, and pay local wages in foreign currency. Likewise, the Company manufactures many of its products overseas in foreign currencies as well. Steel prices began to decline 10 to 20 percent in the third quarter 2008. The impact of improvements in all three areas should lift returns on projects. Nevertheless, many ongoing discussions of potential newbuild rig projects in our Rig Technology segment have slowed or stalled, pending better visibility into the credit crisis.

Our outlook for the Company’s Petroleum Services & Supplies segment remains good into the fourth quarter of 2008, given continuation of high levels of drilling across North America and international markets, but is likely to see lower levels of sales in 2009 as drilling programs wind down. Certain inflationary pressures, particularly steel and fuel, appear to be abating, but labor costs continue to trend up. We would expect lower levels of drilling activity would negatively affect both volumes and pricing for the group, and offset recent modest price increases. We continue to focus heavily on manufacturing and service efficiency.
The Company’s cautious outlook for the Distribution Services segment also reflects a likely downturn in North American activity, which accounts for a majority of the segment’s revenues. Specifically, mature regions such as West Texas, South Texas, the mid-continent and Rocky Mountain regions may be at risk for oil and gas company reductions in drilling expenditures. Both pricing and volumes would be adversely affected by such a downturn. Our outlook for international markets, which are more driven by national oil company activity, are historically less volatile and expected to see better market conditions.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2008 and 2007, and the second quarter of 2008 include the following:

				%	%
				3Q08 v	3Q08 v
	3Q08*	3Q07*	2Q08*	3Q07	2Q08
Active Drilling Rigs:
U.S.	1,978	1,788	1,864	10.6%	6.1%
Canada	432	348	169	24.1%	155.6%
International	1,095	1,020	1,084	7.4%	1.0%

Worldwide	3,505	3,156	3,117	11.1%	12.4%

West Texas Intermediate Crude Prices (per barrel)	$118.60	$75.32	$124.05	57.5%	(4.4%)

Natural Gas Prices ($/mmbtu)	$9.03	$6.17	$11.38	46.4%	(20.7%)

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2008 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 11.1% (from 3,156 to 3,505) and 10.6% (from 1,788 to 1,978), respectively, in the third quarter of 2008 compared to the third quarter of 2007. The average per barrel price of West Texas Intermediate Crude increased 57.5% (from $75.32 per barrel to $118.60 per barrel) and natural gas prices increased 46.4% (from $6.17 per mmbtu to $9.03 per mmbtu) in the third quarter of 2008 compared to the third quarter of 2007.
U.S. rig activity at October 24, 2008 was 1,964 rigs compared to the third quarter average of 1,978 rigs. The price for West Texas Intermediate Crude was at $63.34 per barrel as of October 24, 2008, decreasing 47% from the third quarter 2008 average. The 2008 global financial credit crisis has created a worldwide economic slowdown, which in turn has led commodity investors to bet on a further reduction in energy demands. This recent turn of events has resulted in a dramatic reduction in the price of oil and gas in the last several weeks, with oil prices in October 2008 dropping to their lowest levels in 17 months.

Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Rig Technology	$1,926.4	$1,521.9	$5,440.4	$4,150.9
Petroleum Services & Supplies	1,310.5	805.5	3,264.1	2,243.4
Distribution Services	497.6	361.3	1,288.9	1,058.0
Elimination	(122.9)	(109.2)	(372.2)	(322.2)

Total Revenue	$3,611.6	$2,579.5	$9,621.2	$7,130.1

Operating Profit:
Rig Technology	$500.5	$373.5	$1,412.9	$983.1
Petroleum Services & Supplies (a)	301.6	193.6	717.9	542.4
Distribution Services	43.7	25.1	87.3	73.1
Unallocated expenses and eliminations	(55.5)	(46.8)	(151.2)	(128.9)
Transaction costs	—	—	(16.4)	—

Total Operating Profit	$790.3	$545.4	$2,050.5	$1,469.7

Operating Profit %:
Rig Technology	26.0%	24.5%	26.0%	23.7%
Petroleum Services & Supplies (a)	23.0%	24.0%	22.0%	24.2%
Distribution Services	8.8%	6.9%	6.8%	6.9%
Total Operating Profit %	21.9%	21.1%	21.3%	20.6%

(a)	Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of revenue” as the applicable inventory is sold. Cost of revenue includes $28.0 million and $74.1 million of these inventory charges for the three and nine months ended September 30, 2008, respectively.
Rig Technology
Three Months Ended September 30, 2008 and 2007. Rig Technology revenue in the third quarter of 2008 was $1,926.4 million, an increase of $404.5 million (27%) compared to the same period of 2007. Backlog rose to $11.8 billion, up 48% from the same period last year. Backlog and non-backlog revenue increased 18% and 52%, respectively, from the prior year periods reflecting the rise in demand for new rigs as well as the equipment, consumables and services needed to reactivate and/or refurbish many older rigs due to higher oil and gas prices.
Operating profit from Rig Technology was $500.5 million for the third quarter ended September 30, 2008, an increase of $127.0 million (34%) over the same period of 2007. Operating profit percentage increased to 26.0%, up from 24.5% for the same prior year period. Despite rising costs, particularly related to steel and utilities, margins improved due primarily to manufacturing, engineering, and operational efficiency initiatives, favorable product mix and higher production volumes resulting in greater overhead absorption.
Nine Months Ended September 30, 2008 and 2007. Revenue for the first nine months of 2008 was $5,440.4 million, an increase of $1,289.5 million (31%) compared to the same period of 2007. Backlog and non-backlog revenue increased 32% and 28%, respectively, reflecting a rise in demand for new rigs and products and services to reactivate and/or refurbish many older rigs due to higher oil and gas prices as discussed above.
Operating profit for the first nine months of 2008 was $1,412.9 million, an increase of $429.8 million (44%) compared to 2007. Operating profit percentage increased to 26.0%, up from 23.7% for the same prior year period. These increases reflect operational efficiency initiatives mentioned above, favorable product mix and higher production volumes resulting in greater overhead absorption.

Petroleum Services & Supplies
Three Months Ended September 30, 2008 and 2007. Revenue from Petroleum Services & Supplies was $1,310.5 million for the third quarter of 2008 compared to $805.5 million for the third quarter of 2007, an increase of $505.0 million (63%). Approximately 94% of the increase was attributable to incremental revenues from the acquisition of Grant Prideco on April 21, 2008.
Additionally, this segment benefited from revenue increases in this segment’s Downhole Tools, Inspection, Coating, Fiberglass, and Solids Control businesses as the worldwide rig count was up 11.1% in the third quarter of 2008 compared to 2007.
Operating profit from Petroleum Services & Supplies was $301.6 million for the third quarter of 2008 compared to $193.6 million for the same period in 2007, an increase of $108.0 million (56%), and operating profit percentage decreased from 24.0%, to 23.0% for the same period, due to the $28.0 million charge related to a fair value step up adjustment to inventory included in the Grant Prideco acquisition.
Nine Months Ended September 30, 2008 and 2007. Revenue from Petroleum Services & Supplies was $3,264.1 million for the first nine months of 2008 compared to $2,243.4 million for the first nine months of 2007, an increase of $1,020.7 million (46%). The increase is primarily attributable to the acquisition of Grant Prideco in April 2008 coupled with increases in virtually all of this segment’s products and services.
Operating profit from Petroleum Services & Supplies was $717.9 million for the first nine months of 2008 compared to $542.4 million for the same period in 2007, an increase of $175.5 million (32%), and operating profit percentage decreased from 24.2%, to 22.0% for the same period, due to the $74.1 million charge related to a fair value step up adjustment to inventory included in the Grant Prideco acquisition.
Distribution Services
Three Months Ended September 30, 2008 and 2007. Revenue from Distribution Services was $497.6 million, an increase of $136.3 million (38%) during the third quarter of 2008 over the comparable 2007 period with increases across all geographic regions, but primarily in the U.S. and Canada, reflecting rig count increases of 10.6% and 24.1%, respectively.
Operating profit of $43.7 million in the third quarter of 2008 increased $18.6 million over the third quarter of 2007. Operating profit percentage increased to 8.8%, from 6.9% for the same prior year period. Operating profit increased due to higher revenue.
Nine Months Ended September 30, 2008 and 2007. Revenue from Distribution Services increased $230.9 million (22%) in the first nine months of 2008 to $1,288.9 million when compared to the first nine months of 2007 with increases across all geographic regions reflecting higher rig counts year-over-year.
Operating profit in the first nine months of 2008 of $87.3 million increased by $14.2 million (19%) and operating profit percentage decreased slightly from 6.9% to 6.8% compared to the comparable period in 2007. These decreases reflect competitive pricing pressures in the U.S. due to lower drilling rig day rates.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $55.5 and $151.2 million for the three and nine months ended September 30, 2008, respectively, compared to $46.8 million and $128.9 million for the same respective periods in 2007. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations.
Transaction costs
Transaction costs of $16.4 million for the nine months ended September 30, 2008 were comprised of $6.0 million for accelerated vesting of stock-based compensation, $4.0 million for bridge loan fees, $5.8 million related to transaction costs for the disposition of certain tubular businesses of Grant Prideco in May 2008 and $0.6 million of other costs. There were no transaction costs in the third quarter of 2008.

Interest and financial costs
Interest and financial costs were $18.6 million and $52.8 million for the three and nine months ended September 30, 2008, respectively, compared to $11.5 million and $36.9 million for the respective periods in 2007. The increase in interest and financial costs was primarily due to debt incurred to finance the acquisition of Grant Prideco.
Other income (expense), net
Other income (expense), net was income, net of $14.4 million and $13.3 million for the three and nine months ended September 30, 2008, respectively, compared to income, net of $1.8 million and expense, net of $1.9 million for the same periods in 2007, respectively. The income for the three and nine months ended September 30, 2008 was due primarily to foreign exchange gains in our European operations with U.S. dollar holdings. The U.S. dollar strengthened by 8.5%, 8.9% and 11.9% in the third quarter of 2008 compared to the second quarter of 2008, against the Euro, British pound sterling and Norwegian krone, respectively.
Provision for income taxes
The effective tax rate for the three and nine months ended September 30, 2008 was 32.3% and 33.9%, respectively, compared to 32.4% and 33.5% for the same respective periods in 2007. The rate for the nine months ended September 30, 2008 reflects additional tax provisions related to the Company’s decision to repatriate earnings from certain foreign subsidiaries during the three months ended June 30, 2008. This was partially offset by increasing benefits in the U.S. from the tax incentive for manufacturing activities and a net incremental benefit resulting from the movement in exchange rates after the change of the functional currency to the U.S. dollar for our operations in Norway. This net benefit included a tax benefit in Norway of $26.9 million for the nine months ended September 30, 2008, resulting from realized foreign exchange losses on U.S. dollar denominated assets and liabilities, and a $15.1 million loss for the same period, which was reported as income tax expense, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Federal income tax at U.S. federal statutory rate of 35.0%	$285.8	$191.9	$729.7	$511.9

Foreign income tax rate differential	(28.6)	(17.0)	(71.9)	(45.9)
State income tax, net of federal benefit	9.3	5.2	26.0	15.3
Foreign dividends, net of foreign tax credits	(1.5)	1.7	33.0	9.6
Benefit of U.S. Manufacturing Deduction	(7.5)	(2.6)	(12.7)	(4.4)
Other	6.2	(1.4)	2.6	4.0

Provision for income taxes	$263.7	$177.8	$706.7	$490.5

Liquidity and Capital Resources
At September 30, 2008, the Company had cash and cash equivalents of $1,764.9 million, and total debt of $1,511.9 million. At December 31, 2007, cash and cash equivalents were $1,841.8 million and total debt was $890.7 million. A portion of the consolidated cash balances are denominated in various currencies and also may be subject to certain limitations on transfer among countries or uses without incurring additional tax obligations. The Company’s outstanding debt at September 30, 2008 consisted of $600.0 million related to our new revolving credit facilities, $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, $174.6 million of 6.125% Senior Notes due 2015, and other debt of $37.3 million.
On April 21, 2008, the Company replaced its existing $500.0 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility. At September 30, 2008, there were $600.0 million borrowed against these facilities, and there were $458.4 million in outstanding letters of credit, resulting in $1,941.6 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% or 0.28% subject to a ratings-based grid, or the prime rate. For the nine month period ended September 30, 2008, the weighted average interest rate associated with the Company’s revolving credit facilities was 3.4%.
The Company also had $2.5 billion of additional outstanding letters of credit at September 30, 2008, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. The $1.2 billion increase in letters of credit since December 31, 2007 is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credit. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. We were in compliance with all covenants at September 30, 2008.
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
For the first nine months of 2008, cash provided by operating activities was $1,705.7 million compared to cash provided by operating activities of $728.3 million in the same period of 2007. Cash was provided by operations primarily through net income of $1,367.0 million plus non-cash charges of $284.1 million, offset by equity income from our equity method affiliate of approximately $37.2 million, increases in prepaid and other current assets of $69.4 million, increases in accounts payable of $201.2 million, increases in billings in excess of costs of $748.6 million and increases in other assets/liabilities, net of $119.6 million. The increase in billings in excess of costs and increases in other assets/liabilities were mainly due to increases in customer deposits and prepayments, and invoicing on rig construction projects. These positive cash flows were offset by increases in receivables of $596.2 million and increases in inventories of $450.4 million. Receivables increased due to greater revenue in the first nine months of 2008 compared to the same period in 2007, while inventory increased due to growing backlog orders.
For the first nine months of 2008, cash used in investing activities was $2,339.0 million compared to cash used of $463.3 million for the same period of 2007. The Company used $2,987.7 million for acquisitions in the first nine months of 2008, including the business and operating assets of Grant Prideco. The Company received $800.9 million related to the disposition of certain Grant Prideco tubular businesses and the Company’s pipeline operations and $112.7 million from dividends received from the Company’s equity method investment in the second quarter of 2008. Capital expenditures totaled approximately $264.2 million in the first nine months of 2008, primarily related to expansion of Rig Technology operations and the Petroleum Services & Supplies service and rental businesses.
For the first nine months of 2008, cash provided by financing activities was $568.2 million compared to cash provided of $116.9 million for the same period of 2007. During the first nine months of 2008, the Company borrowed $2,727.9 million, primarily to finance the cash portion of the Grant Prideco Inc. acquisition, from financial institutions and has repaid $2,280.3 million. Cash proceeds from exercised stock options were $83.8 million for the first nine months of 2008.

The effect of the change in exchange rates on cash flows was a negative $11.8 million and a positive $146.7 million for the nine months ended September 30, 2008 and 2007, respectively. The 2007 positive cash flow from exchange rate changes was primarily due to cash holdings in the Norwegian krone as a result of customer prepayments on contracts in that country, and the strengthening of the Norwegian krone to the U.S. dollar by approximately 16% during the first nine months of 2007. At September 30, 2007, the Company had a majority of its cash in local functional currencies including Norwegian kroner, British pounds sterling, Euros, and Canadian dollars. The majority of the Company’s cash balances at September 30, 2008 were in U. S. dollars.
The Company’s cash balance as of September 30, 2008 was $1,764.9 million. We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. We also believe any significant increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
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
Inflation has not had a material impact on our operating results or financial condition in recent years. We believe that the higher costs for labor, energy, steel and other commodities experienced in 2007 and the first half of 2008 was largely mitigated by increased prices and component surcharges for the products we sell. Steel, energy and other commodity prices have declined since the end of the second quarter of 2008.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. The Company has determined that our financial assets and liabilities (primarily currency related derivatives) are level 2 in the fair value hierarchy. At September 30, 2008, the fair value of the Company’s foreign currency forward contracts discussed in Note 11 totaled $6.7 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157. The Company is currently evaluating the potential impact that the application of SFAS 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations”, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange gain in our income statement of approximately $29.6 million in the first nine months of 2008, compared to a $2.9 million gain in the same period of the prior year. The gain/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Further strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
At September 30, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,473.1 million to hedge cash flow exposure to currency fluctuations in various foreign currencies. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of September 30, 2008 and 2007 for contracts with similar terms and maturity dates, we have recorded a loss of $48.1 million and a gain of $24.0 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This loss is included in accumulated other comprehensive income in the consolidated balance sheet. It is expected that $5.9 million of the 2008 loss will be reclassified into earnings within the next 12 months. The Company currently has cash flow hedges in place through the fourth quarter of 2010. Ineffectiveness was not material on these foreign currency forward contracts for the first nine months of 2008.
At September 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $146.3 million designated and qualifying as fair value hedges to hedge exposure to currency fluctuations in various foreign currencies. Based on quoted market prices as of September 30, 2008 and 2007 for contracts with similar terms and maturity dates, we recorded a loss of $4.1 million and a gain of $125.4 million, respectively, to adjust these foreign currency forward contracts to their fair market value. This gain/loss is offset by designated gains/losses on the firm commitments. The Company currently has fair value hedges in place through the first quarter of 2011. Ineffectiveness was not material on these foreign currency forward contracts for the first nine months of 2008.
At September 30, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $960.8 million to offset exposures to the currency fluctuation of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value of these contracts are recorded each period in current earnings.

The maturity of the below forward contracts by currency is (in millions):

Hedge Classification	Currency	2008	2009	2010	2011	Total
Cash Flow	AUD	$0.5	$0.2	$—	$—	$0.7
	DKK	30.3	9.2	—	—	39.5
	EUR	519.1	112.2	1.1	—	632.4
	GBP	44.2	12.2	—	—	56.4
	NOK	678.5	596.7	214.5	—	1,489.7
	SEK	—	2.5	0.7	—	3.2
	USD	64.9	167.8	18.5	—	251.2

		$1,337.5	$900.8	$234.8	$—	$2,473.1

Fair Value	EUR	$3.0	$2.8	$—	$—	$5.8
	KRW	0.8	1.7	—	—	2.5
	USD	30.2	89.3	17.8	0.7	138.0

		$34.0	$93.8	$17.8	$0.7	$146.3

Balance Sheet	DKK	$18.0	$—	$—	$—	$18.0
	EUR	82.4	3.8	—	—	86.2
	GBP	11.6	—	—	—	11.6
	NOK	253.6	78.8	0.5	—	332.9
	SEK	—	0.3	—	—	0.3
	USD	511.8	—	—	—	511.8

		$877.4	$82.9	$0.5	$—	$960.8

Total		$2,248.9	$1,077.5	$253.1	$0.7	$3,580.2

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $43.7 million as of September 30, 2008 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $2.8 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At September 30, 2008 our long term borrowings consisted of $150.0 million in 6.5% Senior Notes, $200.0 million in 7.25% Senior Notes, $200.0 million in 5.65% Senior Notes, $150.0 million in 5.5% Senior Notes, $174.6 million in 6.125% Senior Notes, and $600.0 million in borrowing under our revolving credit facility. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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
On April 21, 2008, the Company acquired Grant Prideco. For purposes of determining the effectiveness of the Company’s disclosure controls and procedures and any change in the Company’s internal control over financial reporting, as disclosed in this report, management has excluded Grant Prideco from its evaluation of these matters. The acquired business represented approximately 35.8% of our consolidated total assets at September 30, 2008 and 7.6% of our consolidated operating profit including related transaction costs for the nine months ended September 30, 2008.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2007 Annual Report on Form 10-K, as well as the following risk factor:
Recent Worldwide Financial and Credit Crisis Could have a Negative Effect on Our Operating Results and Financial Condition.
Recent events have paralyzed credit markets and sparked a serious global banking crisis. Most economists foresee a slow and uncertain recovery of credit markets, and an emerging global recession. A slowdown in worldwide economic activity would likely reduce demand for energy and result in lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices will reduce oil and natural gas drilling and production activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.
Furthermore, many of our customers access the credit markets to finance their oil and natural gas drilling and production activity. If the recent crisis reduces the availability of credit to our customers, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services. Any such reduction in spending by our customers could adversely impact our operating results and financial condition.
Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on Page 34.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008	By: /s/ Clay C. Williams

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