Form 10-K
period 2008-12-31
NATIONAL OILWELL VARCO INC
filed 2009-03-02
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $37.0 billion. As of February 12, 2009, there were 417,375,125 shares of the Company’s common stock ($0.01 par value) outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement in connection with the 2009 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K
PART I
ITEM 1. BUSINESS
General
National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider of equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry. The Company conducts operations in over 800 locations across six continents.
On April 21, 2008 we acquired 100% of the outstanding shares of Grant Prideco, Inc. (“Grant Prideco”) for a combination of $23.20 cash per share and 0.4498 shares of NOV common stock. We have included the financial results of Grant Prideco in our consolidated financial statements beginning on April 21, 2008, the date Grant Prideco common shares were exchanged for National Oilwell Varco common shares and cash. The Grant Prideco operations are included in the Petroleum Services & Supplies segment. We believe the merger with Grant Prideco will advance our strategic goal of providing more products and services to our customers and that Grant Prideco’s product range will add new growth opportunities to us and benefit our customers’ needs worldwide.
The Company’s principal executive offices are located at 7909 Parkwood Circle Drive, Houston, Texas 77036, its telephone number is (713) 346-7500, and its Internet website address is http://www.nov.com . The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on its Internet website. These reports are posted on its website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s Code of Ethics is also posted on its website.
The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety and environmental impact of oil and gas operations. The Company’s common stock is traded on the New York Stock Exchange under the symbol “NOV”. The Company operates through three business segments: Rig Technology, Petroleum Services & Supplies, and Distribution Services.
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
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including adding additional operations in the United States, Canada, the United Kingdom, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, and the United Arab Emirates.

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
The following table sets forth the contribution to our total revenues of its three operating segments for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Years Ended December 31,
	2008	2007	2006
Revenue:
Rig Technology	$7,528.1	$5,744.7	$3,584.9
Petroleum Services & Supplies	4,651.4	3,061.0	2,425.0
Distribution Services	1,771.9	1,423.7	1,369.6
Eliminations	(520.0)	(440.4)	(353.7)

Total Revenue	$13,431.4	$9,789.0	$7,025.8

See Note 15 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets. We have included a glossary of oilfield terms at the end of Item 1 of this Annual Report.
Influence of Oil and Gas Activity Levels on the Company’s Business
See discussion on current worldwide economic environment and related oil and gas activity levels in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 11% in 2006, 2% in 2007, and 7% in 2008. As a result of higher cash flows realized by many drilling contractors and other oilfield service companies, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases have improved significantly since 2006 and 2007, resulting in higher backlogs for the Company at the end of 2008 compared to the end of 2006 and 2007. Backlog for the Company was at approximately $11.1 billion at December 31, 2008 compared to approximately $9.0 billion and $6.0 billion for December 31, 2007 and 2006, respectively.
In 2008, most of the Company’s Rig Technology revenue resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally the Company believes the demand for capital equipment lags increases in the level of drilling activity. The remainder of the Rig Technology segment’s revenue in 2008 was related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.

The majority of the Company’s Petroleum Services & Supplies revenue is closely tied to drilling activity, although a portion is related to the sale of capital equipment to drilling contractors, which may somewhat lag the level of drilling activity. Portions of the segment’s revenue that are not tied to drilling activity include (i) the sale of progressive cavity pumps and solids control equipment for use in industrial applications, and (ii) the sale of fiberglass and composite tubing to industrial customers, which is generally unrelated to drilling or well remediation activity but may be tied somewhat to oil and gas prices.
The Company’s revenue from Distribution Services is almost entirely driven by drilling activity and oil and gas production activities. Drilling and well servicing activity can fluctuate significantly in a short period of time.
The willingness of oil and gas operators to make capital investments to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including: the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil price stability through voluntary production limits of oil; the level of oil production by non-OPEC countries; supply and demand for oil and natural gas; general economic and political conditions; costs of exploration and production; the availability of new leases and concessions; access to external financing; and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. The willingness of drilling contractors and well servicing companies to make capital expenditures for the type of specialized equipment the Company provides is also influenced by numerous factors over which the Company has no control, including: the general level of oil and gas well drilling and servicing; rig dayrates; access to external financing; outlook for future increases in well drilling and well remediation activity; steel prices and fabrication costs; and government regulations regarding, among other things, environmental protection, taxation, and price controls.
Overview of Oil and Gas Well Drilling and Servicing Processes
Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30-foot joints of drill pipe and specialized drilling components known as downhole tools. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem. Increasingly, drilling is performed using a drilling motor, which is attached to the bottom of the drill stem and provides rotational force directly to the bit, rather than such force being supplied by the rotary table. The use of a drilling motor permits the drilling contractor to drill directionally, including horizontally. The Company sells and rents drilling motors, downhole tools and drill pipe through its Petroleum Services & Supplies segment.
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
As the hole depth increases, the kelly must be removed frequently so that additional 30-foot joints of drill pipe can be added to the drill stem. When the bit becomes dull or the equipment at the bottom of the drill stem — including the drilling motors — otherwise requires servicing, the entire drill stem is pulled out of the hole and disassembled by disconnecting the joints of drill pipe. These are set aside or “racked,” the old bit is replaced or service is performed, and the drill stem is reassembled and lowered back into the hole (a process called “tripping”). During drilling and tripping operations, joints of drill pipe must be screwed together and tightened (“made up”), and loosened and unscrewed (“spun out”). The Company’s Rig Technology business provides drilling equipment to manipulate and maneuver the drill pipe in this manner. When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and permanently cemented in place in order to protect against collapse and contamination of the hole. The casing is typically inspected before it is lowered into the hole, a service the Company’s Petroleum Services & Supplies business provides. The Company’s Rig Technology segment manufactures pressure pumping equipment that is used to cement the casing in place.
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
The two means of containing these pressures are (i) primarily the circulation of drilling muds while drilling and (ii) secondarily the use of blowout preventers should the mud prove inadequate and in an emergency situation. The Company’s Rig Technology group sells and services blowout preventers (‘BOPs”). Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must (i) provide power to the drilling motor, (ii) carry drilled solids to the surface, (iii) protect the drilled formations from being damaged, and (iv) cool the drill bit. Achieving these objectives often requires a formulation specific to a given well and can involve the use of expensive chemicals as well as natural materials such as certain types of clay. The fluid itself is often oil or more expensive synthetic mud. Given this expense, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment such as shale shakers, centrifuges, cuttings dryers, and mud cleaners help accomplish this objective. The Company’s Petroleum Services & Supplies group rents, sells, operates and services this equipment. Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud density is inadequate to maintain sufficient pressure. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby reservoir fluids would flow uncontrolled into the well. To prevent blowouts to the surface of the well, a series of high-pressure valves known as blowout preventers are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations. Therefore, the BOPs are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs have been designed to contain pressures of up to 20,000 psi.
The operations of the rig and the condition of the drilling mud are closely monitored by various sensors, which measure operating parameters such as the weight on the rig’s hook, the incidence of pressure kicks, the operation of the drilling mud pumps, etc. Through its Rig Technology segment, the Company sells and rents drilling rig instrumentation packages that perform these monitoring functions.
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
Frequently coiled tubing units or wireline units are used to accomplish certain well remediation operations or well completions. Coiled tubing is a recent advancement in petroleum technology consisting of a continuous length of reeled steel tubing which can be injected concentrically into the production tubing all the way to the bottom of most wells. It permits many operations to be performed without disassembling the production tubing, and without curtailing the production of the well. Wireline winch units are devices that utilize single-strand or multistrand wires to perform well remediation operations, such as lowering tools and transmitting data to the surface. Through the Rig Technology segment, the Company sells and rents various types of coiled tubing equipment, and wireline equipment and tools. The Company also manufactures and sells coiled tubing pipe through its Petroleum Services & Supplies segment.
Rig Technology
The Company has a long tradition of pioneering innovations in drilling and well servicing equipment which improve the efficiency, safety, and cost of drilling and well servicing operations. The Rig Technology segment designs, manufactures and sells a wide variety of top drives, automated pipe handling systems, motion compensation systems, rig controls, BOPs, handling tools, drawworks, risers, rotary tables, mud pumps, cranes, drilling motors and other drilling equipment for both the onshore and offshore markets. The Rig Technology segment also manufactures entire rig packages, both drilling and workover, in addition to well servicing equipment such as coiled tubing units, pressure pumping equipment, and wireline winches. The Rig Technology group sells directly to drilling contractors, shipyards and other rig fabricators, well servicing companies, national oil companies, major and independent oil and gas companies, supply stores, and pipe-running service providers. The Rig Technology segment rents and sells proprietary drilling rig instrumentation packages and control systems which monitor various processes throughout the drilling operation, under the name MD ®
/Totco ® (“Instrumentation”). Demand for its products, several of which are described below, is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.
Land Rig Packages. NOV designs, manufactures, assembles, upgrades, and supplies equipment sets to a variety of land drilling rigs, including those specifically designed to operate in harsh environments such as the Arctic Circle and the desert. Our key land rig product names include the Ideal Rig™ and Rapid Rig ® . NOV’s recent rig packages are designed to be safer and fast moving, to utilize AC technology, and to reduce manpower required to operate a rig.
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
Blowout Preventers. BOPs are devices used to seal the space (“annulus”) between the drill pipe and the borehole to prevent blowouts (uncontrolled flows of formation fluids and gases to the surface). The Rig Technology group manufactures a wide array of BOPs used in various situations. Ram and annular BOPs are back-up devices that are activated only if other techniques for controlling pressure in the wellbore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams (thick heavy blocks of steel) against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. NOV’s Pressure Control While Drilling (“PCWD”) ® BOP, introduced in 1995, allows operators to drill at pressures up to 2,000 psi without interrupting normal operations, and can act as a normal spherical BOP at pressures up to 5,000 psi.
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
Instrumentation. The Company’s Instrumentation business provides drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. In 1999, the Company introduced its RigSense ® Wellsite Information System, which combines leading hardware and software technologies into an integrated drilling rig package. Access of drilling data is provided to offsite locations, enabling company personnel to monitor drilling operations from an office environment, through a secure link. Systems are both sold and rented, and are comprised of hazardous area sensors placed throughout the rig to measure critical drilling parameters; all networked back to a central command station for review, recording and interpretation. This allows key rig personnel to perform individual jobs more effectively. The Company has evolved from data collection to a leading drilling information provider by using state-of-the-art satellite communications to increase operational efficiencies between drilling rigs and their corporate office. The Company offers unique business integration services to directly integrate information into business applications that improves accuracy and assists drilling contractors in managing their drilling business. Reports on drilling activities and processes are now provided from the rig site as a part of the DrillSuite business solution to assist the drilling contractor in managing their business of drilling. DrillSuite allows contractors to streamline administration by eliminating manual entry of data, promotes accurate payroll processing and invoicing, and includes asset tracking and preventive maintenance management through its RigMS solution. The real time information provided also allows the Company to advance the drilling process using advanced drilling algorithms and electronic controls such as our Wildcat Auto Drilling System for better execution of the well plan, enhanced rates of penetration, reduced program costs, and improved wellbore quality. Complimenting the Company’s surface solutions is a portfolio of Down-Hole Instrumentation (“DHI”) products for both straight-hole and directional markets. Key advancements in this area include the introduction of the Company’s time saving ETotco™ Electronic Drift Recorder, which serves as an electronic equivalent to the traditional mechanical drift tool that helped to launch the Company in 1929. As a pioneer in down-hole electromagnetic (“EM”) communications for MWD tools, the Company serves the market of independent directional drillers with sales and rental business models via its BlackStar ® EM MWD group. The EM advantage allows the benefits of MWD operations to be realized for drilling situations where traditional mud-pulsed communications are problematic with respect to wellbore quality.
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
Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter and increased wall thickness coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, some well operators are now using coiled tubing in drilling applications such as slim hole re-entries of existing wells. NOV engineered and manufactured the first coiled tubing units built specifically for coiled tubing drilling in 1996.
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
Wireline Equipment. NOV’s wireline products include wireline drum units, which consist of a spool or drum of wireline cable, mounted in a mobile vehicle or skid, which works in conjunction with a source of power (an engine mounted in the vehicle or within a separate “power pack” skid). The wireline drum unit is used to spool wireline cable into or out of a well, in order to perform surveys inside the well, sample fluids from the bottom of the well, retrieve or replace components from inside the well, or to perform other well remediation or survey operations. The wireline used may be “slick line”, which is conventional steel cable used to convey tools in or out of the well, or “electric line”, which contains an imbedded single-conductor or multi-conductor electrical line which permits communication between the surface and electronic instruments attached to the end of the wireline at the bottom of the well.
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
The products of the Rig Technology group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The group’s primary competitors are Access Oil Tools; Aker Kvaerner AS; American Block; Bomco; Canrig (a division of Nabors Industries); Cavins Oil

Tools; Cameron; DenCon Oil Tools; Forum Oilfield Technologies; General Electric; Hong Hua; IDM; LTI (a division of Rowan Companies); M&I Electric; Tesco Corporation; Wirth M&B GmbH; Stewart & Stevenson, Inc.; ASEP; Crown Energy Technologies; Huntings, Ltd.; Vanoil; Parveen Industries; and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Rig Technology business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.
Petroleum Services & Supplies
The Company provides a broad range of support equipment, spare parts, consumables and services through the Petroleum Services & Supplies segment. The Petroleum Services & Supplies group sells directly to drilling contractors; well servicing companies; oil and gas producers; national oil companies; tubular processors, manufacturers and distributors; oilfield distributors; and pipeline operators. The Petroleum Services & Supplies group provides a variety of tubular services, composite tubing, and coiled tubing to oil and gas producers, national oil companies, drilling contractors, well servicing companies, pipeline operators, and tubular processors, manufacturers and distributors. These include inspection and reclamation services for drill pipe, casing, production tubing, sucker rods and line pipe at drilling and workover rig locations, at yards owned by its customers, at steel mills and processing facilities that manufacture tubular goods, and at facilities which it owns. The group also provides internal coating of tubular goods at several coating plants worldwide and through licensees in certain locations. Additionally, the Company designs, manufactures and sells high pressure fiberglass and composite tubulars for use in corrosive applications and coiled tubing for use in well servicing applications.
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
Tubular Coating. The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote® coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO 2 , H 2 S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in production. In addition, coatings are designed to increase the fluid flow rate through tubulars by decreasing or eliminating paraffin and scale build-up, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid through-put on certain high-rate oil and gas wells by reducing friction and turbulence. The Company’s reputation for supplying quality internal coatings is an important factor in its business, since the failure of coatings can lead to expensive production delays and premature tubular failure. In 2005, NOV created a 60%-owned joint venture in China with the Huabei Petroleum Administration Bureau, which coats Chinese produced drill pipe using NOV’s proprietary coatings. In 2007, the joint venture opened a second coating plant in Jiangyin City, China.
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
In addition, the Company applies hardbanding material to drill pipe, to enhance its wear characteristics and reduce downhole casing wear as a result of the drilling process. In 2002, the Company introduced its proprietary line of hardbanding material, TCS — 8000 ™. The group also cleans, straightens, inspects and coats sucker rods at 11 facilities throughout the Western Hemisphere. Additionally, new sucker rods are inspected before they are placed into service, to avoid premature failure, which can cause the oil well operator to have to pull and replace the sucker rod.
Mill Systems and Sales. The Company engineers and fabricates inspection equipment for steel mills, which it sells and rents. The equipment is used for quality control purposes to detect defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company.
Drill Pipe Products. The Company manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) drill pipe, (2) drill collars and heavyweight drill pipe and (3) drill stem accessories including tool joints. Drill pipe is the principal tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 30,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.
When a drilling rig is operating, motors mounted on the rig rotate the drill pipe and drill bit. In addition to connecting the drilling rig to the drill bit, drill pipe provides a mechanism to steer the drill bit and serves as a conduit for drilling fluids and cuttings. Drill pipe is a capital good that can be used for the drilling of multiple wells. Once a well is completed, the drill pipe may be used again in drilling another well until the drill pipe becomes damaged or wears out.
In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. A majority of the drill pipe we sell is required to meet specifications exceeding minimum American Petroleum Institute (API) standards. We offer a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. Our premium drilling products include our proprietary lines of XT® and TurboTorqueTM connections and 5 7/8-inch drill pipe that delivers hydraulic performance superior to standard 5 1/2-inch drill pipe and weight benefits superior to standard 6 5/8-inch drill pipe.
Drill collars are used in the drilling process to place weight on the drill bit for better control and penetration. Drill collars are located directly above the drill bit and are manufactured from a solid steel bar to provide necessary weight.
Heavyweight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavyweight drill pipe provides a gradual transition between the heavier drill collar and the lighter drill pipe.
We also provide subs, pup joints (short and odd-sized tubular products) and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.
IntelliServ. The Company provides well-site data transmission services. IntelliServ’s core product, “The IntelliServ® Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to allow bi-directional data transfer via the drill string. This network functions at speeds several orders of magnitude higher than current mud pulse and electromagnetic transmission systems and will potentially deliver significant improvements in drilling efficiency and well placement. IntelliServ began its commercial operations in last quarter of 2006 and offers its products and services on a rental basis to oil and gas operators.
Voest-Alpine Tubulars (VAT). VAT is a joint venture between the Company and the Austrian based Voestalpine Group. We have a 50.01% investment in the joint venture which is located in Kindberg, Austria. VAT owns a tubular mill with an annual capacity of approximately 380,000 metric tons and is the primary supplier of green tubes for our U.S. based production. In addition to producing green tubes, VAT produces seamless tubular products for the OCTG market and non-OCTG products used in the automotive, petrochemical, construction, mining, tunneling and transportation industries.
Fiberglass & Composite Tubulars. When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name
“Star ®,” and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Through acquisitions and investments in technologies, the Company has extended its fiberglass and composite tubing offering into industrial and marine applications, in addition to its oilfield market.
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
Downhole Tools. The Company designs, manufacturers and services a wide array of downhole motors used in straight hole, directional, slim hole, and coiled tubing drilling applications. These motors are sold or leased under the brand names Trudrill TM , Vector TM , BlackMax ® , and Prescott TM . This business also maintains a wide variety of motor power sections, including its proprietary rotors and stators marketed under the brand name Mono/Monoflo, which it incorporates into its own motors and also sells to third parties. Downhole drilling motors utilize hydraulic horsepower from the drilling fluid pumped down the drill stem to develop torque at the bit. Motors are capable of achieving higher rotary velocities than can generally be achieved using conventional surface rotary equipment. Motors are often used in conjunction with high speed PDC bits to improve rates of penetration.
The Downhole Tools group also manufactures and sells drilling jars and fishing tools, which are marketed under the GriffithTM and Bowen ® brand names. Drilling jars are placed in the drill string, where they can be used to generate a sudden, jarring motion to free the drill string should it become stuck in the wellbore during the drilling process. This jarring motion is generated using hydraulic and/or mechanical force provided at the surface. In the event that a portion of the drill string becomes stuck and cannot be jarred loose, fishing tools are run into the wellbore on the end of the drill string to retrieve the portion that is stuck.
NOV acquired NQL Energy Services, Inc. (“NQL”) in late 2006 for approximately $300 million in cash. NQL manufactures, leases, sells and services downhole tools — including drilling motors, jars, shock tools, reamers, and EM-MWD systems — in 23 locations across seven countries. NOV acquired the assets of Gammaloy Holdings, L.P. in 2007. Gammaloy™ manufactures, sells and rents non-magnetic drill collars and other related products. Through the acquisition of Grant Prideco in 2008, NOV designs, manufactures and rents the Andergauge brand of downhole tools, which includes variable gauge stabilizers, hydraulically and mechanically actuated under-reamers, and downhole vibration tools. These transactions have expanded NOV’s downhole tools portfolio and increased exposure to directional drilling services.
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
Bit Products. Our Bit Products segment’s products and services are comprised primarily of the operations of ReedHycalog. This segment is a leading global designer, manufacturer and distributor of drill bits, hole-opening or hole enlarging tools, coring services and other related technology to the oil and gas industry. This segment also services its customer base through a technical sales and marketing network in virtually every significant oil and gas-producing region in the world. The drill bit market consists of two product types: fixed-cutter bits and roller-cone bits. We manufacture and sell both product types on a global basis.
We provide fixed-cutter bit types and technology under various brand names including TReX®, Raptor™, SystemMatched™, Rotary Steerable and many others. One of our most significant drill bit innovations is our TReX and Raptor cutter technology, which significantly increases abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge that produces drilling results that exceed conventional standards for PDC bit performance.
ReedHycalog has manufactured roller-cone bits since 1916 and produces roller-cone bits for a wide variety of oil and gas drilling applications. Roller-cone bits consist of three rotating cones that have cutting teeth, which penetrate the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe. This cutting mechanism, while less efficient than fixed-cutter bits, is more versatile in harder formations, or where the geology is changing. We manufacture roller-cone bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations. We also manufacture a unique patented line of bits using a powder-metal forging technology sold under the brand TuffCutter™. We market our roller-cone products and technology globally under various brand names including RockForce™, Titan™ and TuffCutter™.
ReedHycalog Coring Services provide for the extraction of actual geological formations from a drilled well bore to allow geologists to examine the formations at the surface. One of the coring services utilized at ReedHycalog Coring Services is the Corion Express® system which allows the customer to drill and core a well without tripping pipe. Corion Express utilizes wireline retrievable drilling and coring elements which allow the system to transform from a drilling assembly to a coring assembly and also to wireline retrieve the geological core.
XL Systems. Our XL System’s product line offers the customer an integrated package of large-bore tubular products and services for offshore wells. This product line includes our proprietary line of wedge thread marine connections on large-bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings and conductor casing. We also offer weld-on connections and service personnel in connection with the installation of these products. In early 2007, we completed development of our new high-strength Viper™ weld-on connector that we believe will permit us to penetrate traditional markets that do not require the enhanced performance of our proprietary wedge-thread design.

Customers and Competition. Customers for the Petroleum Services & Supplies’ tubular services include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, pipeline operators, steel mills, and other industrial companies. The Company’s competitors include, among others, Ameron International Corp, EDO Corporation, ShawCor Ltd., Smith International, Inc., Frank’s International, Inc., H. Rosen Engineering, GmbH; T.D. Williamson, Inc.; Baker Hughes Incorporated; Diascan; Magpie; Weatherford International Ltd.; Patterson Tubular Services; and Precision Tube (a division of Tenaris). In addition, the group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations that may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting this business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.
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
Distribution Services
The Distribution Services group is a market leader in the provision of supply chain management services to drilling contractors and exploration and production companies around the world. Through its network of over 200 Distribution Service Center locations worldwide, this group stocks and sells a large line of oilfield products including consumable maintenance, repair and operating supplies, valves, fittings, flanges and spare parts that are needed throughout the drilling, completion and production process. The supplies and equipment stocked by our Distribution Service Centers are customized to meet a wide variety of customer demands.
Distribution’s supply chain solutions for customers that choose to outsource the functions of procurement, inventory & warehouse management, logistics, business process, and performance metrics reporting generate a quarter of this group’s revenues. In this solution offering, they leverage the flexible infrastructure of their SAP™ ERP system to streamline the acquisition process from requisition to procurement to payment, by digitally managing approval routing & workflow, and by providing robust reporting functionality.

NOV RigStore™ is a cutting-edge industry value offering by the Distribution Services group whereby they provide the installation, staffing and management of supply stores on offshore drilling rigs. With the NOV RigStore™ business model, Distribution Services installs its own ERP system onboard in order to access and leverage Distribution’s global inventory, hundreds of support locations, and thousands of vendors across multiple product lines. This business model relieves the average offshore drilling rig’s balance sheet by providing improved accounting of these expense items, lower capital costs, extended payment on part of the driller until the item is actually issued from the onboard supply store, and removed risk of ownership from the customer. Whether it is a smaller, new drilling contractor or larger, established drilling company the benefits of effective supply chain management and reduced total cost of ownership are substantial.
Distribution Services also now provides unique one-stop-shop value propositions in the Exploration and Production market in key areas of artificial lift, measurement & controls, valving & actuation, and flow optimization. Through focused effort, they have built expertise in providing applications engineering, systems & parts integration, optimization solutions, and after-sales service & support in the aforementioned areas. Distribution Services is rapidly diversifying by adding new artificial lift technologies, as well as measurement & controls competencies to become the biggest global provider of equipment and services in the E&P space.
Approximately 70% of the Distribution Services group’s sales in 2008 were in the United States and Canada. The remainder comes from key international markets in Latin America, the North Sea, Middle East, Africa and the Far East. The Distribution Services group has now expanded into oilfields in over 20 countries.
The group works to strategically increase its revenue and enhance its alliances with customers by continuous expansion of product and service solutions and creation of differentiating value propositions. Additionally the group leverages its extensive purchasing power to reduce the cost of the goods. The group is strategically expanding its sourcing network into low cost countries globally.
Customers and Competition. The primary customers for Distribution Services include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in Distribution Services include Wilson Supply (a division of Smith International), CE Franklin, McJunkin Red Man, and a number of regional competitors.
2008 Acquisitions and Other Investments
In 2008, the Company made the following acquisitions and outside investments:

Acquisition	Form	Operating Segment	Date of Transaction
Die Company, Inc.	Asset	Petroleum Services & Supplies	February 2008
Welch Power Source, L.L.C.	Stock	Petroleum Services & Supplies	February 2008
Hendershot Tool Company	Stock	Petroleum Services & Supplies	March 2008
Grant Prideco, Inc.	Stock	Petroleum Services & Supplies	April 2008
NOV Fabtech	Joint Venture	Rig Technology	April 2008
CKS	Asset	Petroleum Services & Supplies	April 2008
Bear Pump & Equipment, Ltd.	Asset	Petroleum Services & Supplies	August 2008
Kem-Tron Technologies, Inc.	Asset	Petroleum Services & Supplies	October 2008
Sakhalin Outfitters LLC	Stock	Distribution Services	December 2008
Mid-South Machine, Inc.	Stock	Petroleum Services & Supplies	December 2008
Excluding the Grant Prideco acquisition, the Company paid an aggregate purchase price of $171.7 million, net of cash acquired, ($170.7 million in cash and $ 1.0 million of notes payable) for acquisitions and outside investments in 2008. For the Grant Prideco acquisition, the Company paid an aggregate of $7,198.6 million consisting of $4,135.3 million in stock (56.9 million shares), $2,837.0 million in cash, net of cash acquired and $55.4 million of stock options assumed. See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Grant Prideco acquisition.
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

Marketing & Distribution Network
Substantially all of our Rig Technology capital equipment and spare parts sales, and a large portion of our smaller pumps and parts sales, are made through our direct sales force and distribution service centers. Sales to foreign oil companies are often made with or through agent or representative arrangements. Products within our Petroleum Service & Supplies segment are rented and sold worldwide through our own sales force and through commissioned representatives. Distribution Services sales are made directly through our network of distribution service centers.
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
As of December 31, 2008, the Company held a substantial number of United States patents and had several patent applications pending. Expiration dates of such patents range from 2009 to 2027. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.
Although the Company believes that this intellectual property has value, competitive products with different designs have been successfully developed and marketed by others. The Company considers the quality and timely delivery of its products, the service it provides to its customers and the technical knowledge and skills of its personnel to be as important as its intellectual property in its ability to compete. While the Company stresses the importance of its research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that the Company will realize future revenues from new products.
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
The Company’s Petroleum Services & Supplies segment manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing services. Downhole tools are manufactured at facilities in Houston, Texas; Nisku and Edmonton, Alberta; Manchester and Poole England; Jebel Ali, UAE; and Singapore. Drill Bits are manufactured at facilities in Conroe, Texas; Stonehouse, U.K; and Jurong, Singapore. Drill Stem technology development and drill pipe are manufactured at facilities in Navasota, Texas; Veracruz, Mexico; Turin, Italy; Jurong, Singapore; and Baimi Town, Jiangyan and Jiangsu, China facilities. Solids control equipment and screens are manufactured at facilities in Houston and Conroe, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Nisku, Canada; Trinidad; Shah Alum and Puncak Alam, Malaysia and Macae, Brazil. Instrumentation equipment is manufactured at Cedar Park and Houston, Texas facilities. Pumps are manufactured at facilities in Houston, Odessa and Marble Falls, Texas; McAlester and Tulsa, Oklahoma; Manchester, England; Melbourne, Australia; and Buenos Aires, Argentina. The IntelliServ Group manufactures or assembles equipment in Provo, Utah.
The group manufactures tubular inspection equipment and tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Celle, Germany; Nisku, Canada; and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at facilities in San Antonio and Big Spring, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; and Harbin and Suzhou, China facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers. Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API, APEX and ASME.
Raw Materials
The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. The Company experienced higher steel prices and greater difficulty securing necessary steel supplies in 2004 and 2005 than it experienced during the preceding several years. In 2006 and 2007, the price for mild steel and standard grades stabilized while specialty alloy prices continued to rise driven primarily by escalation in the price of the alloying agents. However, toward the end of 2007, the Company began to see price escalations in all grades of steel that continued into 2008. During 2008, steel prices stabilized and the Company began to experience some declines in steel prices late in the year. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, NOV continued to expand its supply base in 2006, 2007 and 2008 throughout the world to address our customers’ needs. Higher prices and lower availability of steel and other raw material the Company uses in its business may adversely impact future periods.
Backlog
The Company monitors its backlog of orders within its Rig Technology segment to guide its planning. Backlog includes orders greater than $250,000 for most items and orders for wireline units in excess of $75,000, and which require more than three months to manufacture and deliver.
Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Our backlog for equipment at December 31, 2008, 2007 and 2006 was $11.1 billion, $9.0 billion and $6.0 billion, respectively.
Employees
At December 31, 2008, the Company had a total of 40,205 employees, of which 5,118 were temporary employees. Approximately 179 employees in the Company’s fiberglass tubulars plant in Little Rock, Arkansas, and 140 employees of the Company’s downhole tools product line, are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements.
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
Oil and gas prices have been volatile since 1972. In general, oil prices approximated $18-22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-100 per barrel since 2000. In 2008, oil prices were extremely volatile - oil prices rose to $147 per barrel in July 2008 only to fall into the $35-$45 per barrel range in December 2008. Spot gas prices generally ranged between $1.80-2.60 per mmbtu of gas from 1991 through 1999, then experienced severe spikes into the $10 range in 2001 and 2003. Absent occasional spikes and dips due to imbalances in supply and demand, prices have generally ranged between $4.50-12.00 per mmbtu during the last two years. In 2008, spot gas prices continued to be extremely volatile.
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
Worldwide Financial and Credit Crisis Could Have a Negative Effect on Our Operating Results and Financial Condition.
Recent events have paralyzed credit markets and sparked a serious global banking crisis. Most economists foresee a slow and uncertain recovery of credit markets, given the current global recession. The slowdown in worldwide economic activity caused by the global recession has reduced demand for energy and resulted in lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices will reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.
Furthermore, many of our customers access the credit markets to finance their oil and natural gas drilling activity. If the recent crisis and recession reduce the availability of credit to our customers, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services. Any such reduction in spending by our customers could adversely impact our operating results and financial condition.
There are risks associated with certain contracts for our drilling equipment.
As of December 31, 2008, we had a backlog of approximately $11.1 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology group. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market or subject us to contractual penalties:
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
The Company’s existing contracts for rig equipment carry significant down payment and progress billing terms favorable to the ultimate completion of these projects and generally do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects.
Any such developments could have a material adverse effect on our operating results and financial condition.
Competition in our industry could ultimately lead to lower revenues and earnings.
The oilfield products and services industry is highly competitive. We compete with national, regional and foreign competitors in each of our current major product lines. Certain of these competitors may have greater financial, technical, manufacturing and marketing resources than us, and may be in a better competitive position. The following competitive actions can each affect our revenues and earnings:
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
We have experienced fluctuations in quarterly operating results in the past. We cannot assure that we will realize earnings growth or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors’ expectations. The following factors, in addition to others not listed, may affect our quarterly operating results in the future:
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
There are risks associated with our presence in international markets, including political or economic instability, currency restrictions, and trade and economic sanctions.
Approximately 66% of our revenues in 2008 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, South America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.
Our operations outside the United States could also expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”), the U.S. Securities and Exchange Commission and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other federal statutes. Under trading sanctions laws, the DOJ may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. If any of the risks described above materialize, it could adversely impact our operating results and financial condition.

We have received federal grand jury subpoenas requesting records related to our exports to and other activities in certain countries. We are cooperating fully with agents from the U.S. Department of Commerce, Bureau of Industry and Security, in responding to the subpoenas. Based on available information, we cannot predict what effect the subpoenas or any resulting government action may have on our financial position or results of operations.
The results of our operations are subject to market risk from changes in foreign currency exchange rates.
We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, the Euro, the British pound sterling and the Norwegian krone. Approximately 66% of our 2008 revenue was derived from sales outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $3,852.4 million (with a fair value of $2.3 million) as of December 31, 2008 to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.
An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.
The Company has approximately $5.2 billion of goodwill and $0.8 billion of other intangible assets with indefinite lives on its consolidated balance sheet as of December 31, 2008. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
See additional discussion on “Goodwill and Other Indefinite-Lived Intangible Assets” in Critical Accounting Estimates of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. ”
We could be adversely affected if we fail to comply with any of the numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our businesses.
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

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raises and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (PDCs). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a reel, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Iron roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1. In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2. In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3. In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four- or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four- or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2 1 /2 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal desorption	The process of removing drilling mud from cuttings by applying heat directly to drill cuttings.

Top drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble cost	Costs incurred as a result of unanticipated complications while drilling a well. These costs are often referred to as contingency costs during the planning phase of a well.

Well completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well workover	The performance of one or more of a variety of remedial operations on a producing oilwell to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The Company owned or leased over 800 facilities worldwide as of December 31, 2008, including the following principal manufacturing, service, distribution and administrative facilities:

		Building Size	Property Size	Owned/	Lease Termination
Location	Description	(sq/ft)	(acres)	Leased	Date
Rig Technology:
Lanzhou, China	Mfg. Plant (Drilling Equipment) & Administrative Offices	945,836	44	Building Owned*	10/20/2020
Houston, Texas	West Little York Manufacturing Facility, Repair, Service, Administrative & Sales Offices	619,000	34	Owned
Pampa, Texas	Mfg. Plant	548,000	400	Owned
Houston, Texas	Mfg. Plant (Drilling Machinery and Equip)	417,000		Leased	Various
Houston, Texas	Bammel Facility — Repair, Service, Parts, Administrative & Sales Offices	384,358	18.5	Leased	1/7/2022
Fort Worth, Texas Cedar Park, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices Instrumentation Manufacturing Facility, Administrative & Sales Offices	297,000 260,000	24 40	Owned Owned
Carquefou, France	Mfg. Plant (Offshore Equipment)	213,000		Owned
Houston, Texas	Mfg. Plant (Braking Systems)	200,000	24	Owned
Houston, Texas	Mfg. Plant (Electrical Power Systems)	184,000	11	Owned
Houston, Texas	Mfg. Plant (Drilling Rigs and Components)	178,000		Owned
Kristiansand, Norway	Mfg. (Drilling and Offshore Equipment)	159,429		Owned
Aberdeen, Scotland	Pressure Control Manufacturing, Administrative & Sales	143,859	5	Leased	8/31/2018
Orange, California	Manufacturing & Office Facility — 759 N. Eckhoff	126,000	9	Building Owned*	4/30/2012
Anderson, Texas	Rolligon Mfg. Facility, Administrative & Sales Offices	123,000	35	Leased	11/6/2011
Conroe, Texas	Mfg., Administration & Sales	86,000		Leased	12/31/2021
Houston, Texas	Manufacturing & Admin. (Lockwood)	81,063		Leased	10/31/2021
Molde, Norway	Mfg. (Marine Handling Equipment)	78,000		Owned
Mexicali, Mexico	Mfg. Plant	76,402		Leased	4/1/2014
Calgary, Canada	Mfg. (Coiled Tubing and Wireline Units)	76,000		Owned
Etten-Leur, Netherlands	Mfg. Plant/Sales (Drilling Equipment)	75,000	6	Owned
Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	67,600	13	Owned
Houston, Texas	Brittmore Mfg. Plant (Electrical Power Systems)	66,500	6	Leased	1/31/2011
Aberdeen, Scotland	Rig Solutions Facility	63,076	3	Leased
Aberdeen, Scotland	Systems & Shaffer Sales, Service & Distribution Facility	63,000	6	Owned
Edmonton, Canada	Mfg. (Drilling Machinery and Equip.)	61,000		Owned
Nisku, Canada	Mfg. (Drilling Machinery and Equip.)	60,000		Owned
Houston, Texas	Administrative Offices (Corp Ctr Dr)	51,941		Leased	8/31/2015
Minsk, Belarus	Coiled Tubing Manufacturing Facility, Administrative & Sales Offices	49,800	1	Leased	10/31/2009
Calgary, Canada	Coiled Tubing Manufacturing Facility, Administrative & Sales Offices	48,040	5	Owned
Stavanger, Norway	Drilling Equipment Work Shop, Warehouse & Customer Service Center	41,333	1	Leased	6/1/2009
Dehradun, India	Mfg. Plant & Admin. Offices (Unit I)	41,086	2	Owned

		Building Size	Property Size	Owned/	Lease Termination
Location	Description	(Sq/Ft)	(Acres)	Leased	Date
Tulsa, Oklahoma	Pumping Manufacturing Facility, Warehouse & Offices	40,700	4	Leased	12/31/2009
Dehradun, India	Mfg. Plant & Admin. Offices (Unit II)	37,826	2	Owned
Singapore	Wireline Products Manufacturing & Offices	35,300	2	Building Owned*	4/15/2014
Singapore	Systems Offices, Service & Distribution Facility	35,079	1	Building Owned*	7/1/2040
Orange, California	Administrative Offices—743 N. Eckhoff	35,000	2	Leased	4/30/2012
Great Yarmouth,	Coiled Tubing & Nitrogen Units	34,400	2	Leased	8/22/2011
England	Manufacturing, Administrative & Sales Offices
Houston, Texas	Technical College & Training Offices	33,600		Leased	12/1/2017

Petroleum Services & Supplies:
Navasota, Texas	Manufacturing & Admin.	347,000		Owned
Al Khobar, Saudi Arabia	Reclamation, Inspection Facility & Offices	340,203	8	Leased	11/30/2010
Houston, Texas	Sheldon Road: Inspection Facility	335,993	192	Owned
Veracruz, Mexico	Manufacturing of tool joints	303,400	42	Leased
Houston, Texas	Holmes Road Complex: Manufacturing, Warehouse,	300,000	50	Owned
	Corporate Offices, Coating Manufacturing Plant &
	Pipeline Services
Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant, R&D Lab, Administrative Offices	262,784	44	Owned

Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319		Leased	3/31/2018

Harbin, China	Fiberglass Tubular Manufacturing Plant,	260,000	11	Owned
	Administrative Offices
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices & Engineering Labs	222,000	37	Owned
Sand Springs, Oklahoma	Fiberglass Tubular Manufacturing Plant & Administrative Offices	189,173	7	Owned
Jebel Ali, Dubai	Mfg. (Downhole Tools) & Distribution Warehouse	180,000		Leased	1/29/2021
Amelia, Louisiana	Coating Plant & Inspection Facility	179,574	84	Leased	12/31/2016
Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse and Offices	172,472	27	Owned
San Antonio, Texas	Fiberglass Tubular Manufacturing Plant, R & D Lab, Administrative Offices	170,500	20	Owned
Houston, Texas	Coating Plant & Inspection Facility	168,683	49	Owned
Tulsa, Oklahoma	Mfg. (Pumps and expendable parts)	165,000		Owned
Edmonton, Canada	Mfg. (Downhole Tools)	162,000		Owned
Wichita, Kansas	Fiberglass Tubular Manufacturing Plant	129,746	15	Owned
Su Zhou, China	Fiberglass Tubular Manufacturing Plant,	125,000	5	Owned
	Administrative Offices

		Building Size	Property Size	Owned/	Lease Termination
Location	Description	(Sq/Ft)	(Acres)	Leased	Date
Nisku, Canada	Trucking, Rod Plant, Inspection & Storage Facility	122,398	155	Owned
McAlester, Oklahoma	Mfg. (Pumps)	120,000		Owned

Big Spring, Texas	Fiberglass Tubular Manufacturing Plant &	118,600	12	Owned
	Administrative Offices
Nisku, Canada	Coating Plant, Inspection & Drill Pipe Facility	110,990	47	Owned
Jurong, Singapore	Manufacturing of roller-cone bits	109,663	5.2	Leased	5/15/2011
Nisku, Canada	Mfg. Downhole Tools	105,000		Owned
Amelia, Louisiana	Coating Plant, Inspection & Storage Facilities	102,000	90	Building Owned*	5/31/2011
Houston, Texas	Warehouse & Adminsitrative Offices (Portable	91,800		Leased	7/31/2023
	Power 4310 NSHP)
Casper, Wyoming	Inspection Facility	91,720	29	Owned
Midland, Texas	Coating Plant	87,000	25	Owned
Houston, Texas	Mfg. (Downhole Tools - Air Center)	91,295		Leased	9/30/2022
Houston, Texas	Highway 90: Coating Plant	83,000	43	Leased	7/31/2011
Aberdeen, Scotland	Solids Control Manufacturing Facility Assembly,	77,400	6	Owned
	Administrative & Sales
Houston, Texas	Engineering/Technical Research Center	76,000	6	Owned
Stonehouse, UK	Manufacturing of fixed-cutter bits	71,000		Owned
Bogota, Colombia	Solids Control & Inspection Yard & Warehouse	69,966		Leased

Conroe, Texas	Manufacturing, Warehouse & Admin.	67,000	35	Owned
Navasota, Texas	Coating Plant, Inspection Pipe Storage	65,000		Building Owned*	6/30/2013
Marble Falls, Texas	Mfg. (Expendable parts)	65,000		Owned
Stafford, Texas	Mfg. and Service of Downhole tools	65,000		Owned
Leduc, Canada	MDT, Shaffer, Chimo, Alberta Instruments, Varco Services & Warehouse Facility	64,056	5	Owned
Gladbeck, Germany	Coating Plant	68,641	4	Owned
Turin, Italy	Manufacturing of tool joints	60,400		Owned
Lone Star, Texas	Inspection Facility	56,700	80	Owned
Neiva, Colombia	Inspection Yard & Warehouse	54,898	1	Leased	2/1/2009

Aberdeen, Scotland	Inspection Facility, Coating Plant,	53,425	10	Owned
	Manufacturing, Administrative & Sales
Coevorden, Netherlands	Inspection Reclamation & Repair Facility	53,361	2	Leased	12/4/2009
Harvey, Louisiana	Coating Plant & Inspection Facility	53,000	7	Owned & Leased	1/31/2011
Lockport, Louisiana	Office & Warehouse (Generator Rentals)	52,000		Leased	6/30/2016
Houston, Texas	Mfg. (Pumps and expendable parts)	51,000		Leased	12/31/2010
Tuas, Singapore	Inspection Facility	50,644	8	Building Owned*	6/9/2019
Houston, Texas	Mfg. (Rotors, Starters & Artificial Lifts)	50,000		Owned
Baimi Town, Jiangyan,	Manufacturing of drill pipe	49,428		Leased	12/31/2013
Jiangsu China

		Building Size	Property Size	Owned/	Lease Termination
Location	Description	(Sq/Ft)	(Acres)	Leased	Date
Houston, Texas	Warehouse (Pumps and expendable parts)	48,000		Leased	7/31/2016
Odessa, Texas	Coating Plant & Inspection Facility	45,332	10	Owned

Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant	45,000	1.5	Leased	10/1/2009

Hebei, China	Coating Plant	45,000	13	Leased	4/26/2025
Berlaimont, France	Coating Plant	44,000	16	Owned
Celle, Germany	Inspection Facility, Administrative & Engineering Offices	43,560	12	Building Owned*
Casper, Wyoming	Inspection Facility	41,030	40	Owned
Edmond, Oklahoma	Coating Plant	40,000	19	Owned
Farmington, New Mexico	Inspection Storage Facilities	37,725	50	Leased	3/31/2014
Oklahoma City, Oklahoma	Inspection Facility	36,000	21	Owned
Macae, Brazil	Inspection Yard & Rig Service Facility	34,445	5	Owned
Odessa, Texas	Inspection Facility	33,910	50	Owned
Edmonton, Canada	Oilwell Engine Reclamation	32,550	10	Leased	4/30/2013
Yopal, Colombia	Inspection and Solids Control	27,674	5	Owned
	Warehouse & Storage

Distribution:
Manchester, England	Mfg. (Pumps and expendable parts)	244,000		Owned
Houston, Texas	Distribution and Warehouse	124,000		Building Owned*	12/31/2021
Edmonton, Canada	Redistribution Center	100,000		Leased	1/31/2014
Lloydminster, Canada	Applied Products Facility	110,000		Leased	5/31/2019

Corporate:
Houston, Texas	Corporate Administrative Offices	196,589		Leased	12/1/2017
Houston, Texas	Administrative Offices (Beechnut)	140,430		Leased	5/31/2017
Houston, Texas	Administrative Office (Westchase)	125,494		Leased	9/30/2020
Houston, Texas	Administrative Offices (Greenspoint)	47,536		Leased	7/31/2015

*	Building owned but land leased.
We own or lease 159 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, and approximately 212 distribution service centers, and 442 service centers that provide inspection and equipment rental worldwide.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
First quarter	$76.81	$51.49	$39.36	$27.00
Second quarter	91.55	60.17	54.47	39.10
Third quarter	90.43	45.61	73.67	51.56
Fourth quarter	47.06	17.86	79.28	63.09
As of February 12, 2009, there were 2,828 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher. We have never paid cash dividends, and none are anticipated during 2009.
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
The information relating to our equity compensation plans required by Item 5. is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2003 in National Oilwell Varco, the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

	12/03	12/04	12/05	12/06	12/07	12/08
National Oilwell Varco, Inc.	100.00	157.83	280.41	273.61	657.07	218.60
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Oil & Gas Equipment & Services	100.00	131.87	195.90	226.35	334.76	136.66

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008 (1)	2007	2006	2005 (2)	2004
		(in millions, except per share data)
Operating Data:
Revenue	$13,431.4	$9,789.0	$7,025.8	$4,644.5	$2,318.1
Operating profit	2,917.5	2,044.4	1,111.1	476.8	176.0
Income before taxes	2,961.3	2,028.9	1,049.2	430.0	138.9
Net income	$1,952.0	$1,337.1	$684.0	$286.9	$115.2

Net income per share
Basic	$4.91	$3.77	$1.95	$0.92	$0.67

Diluted	$4.90	$3.76	$1.93	$0.91	$0.67

Other Data:
Depreciation and amortization	$401.6	$214.1	$160.6	$114.6	$44.0
Capital expenditures	$378.5	$251.8	$200.4	$105.0	$39.0

Balance Sheet Data:
Working capital	$4,033.7	$3,567.1	$2,300.4	$1,811.0	$711.0
Total assets	$21,478.7	$12,114.9	$9,019.3	$6,678.5	$2,576.5
Long-term debt, less current maturities	$869.6	$737.9	$834.7	$835.6	$350.0
Stockholders’ equity	$12,627.6	$6,661.4	$5,023.5	$4,194.2	$1,270.2

(1)	Financial results of Grant Prideco, Inc. (“Grant Prideco”) have been included in our consolidated financial statements beginning April 21, 2008, the date the Grant Prideco merger was completed and each of Grant Prideco’s common shares were exchanged for .4498 shares of our common stock and $23.20 in cash. Financial information for prior periods and dates may not be comparable with 2008 due to the impact of this business combination on our financial position and results of operation. See Note 3 of the Notes to the Consolidated Financial Statements for a description of the Grant Prideco merger and related adjusted financial information.

(2)	Financial results of Varco International, Inc. (“Varco”) have been included in our consolidated financial statements beginning March 11, 2005, the date the Varco merger was completed and Varco common shares were exchanged for our common shares. Financial information for prior periods and dates may not be comparable with 2005 due to the impact of this business combination on our financial position and results of operation. Results for the year ended December 31, 2005 include integration costs associated with the Varco merger of $31.7 million and stock-based compensation costs of $15.6 million related to the amortization expense of options assumed in the Varco merger.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in over 800 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; provide expendables and spare parts used in conjunction with our large installed base of equipment; and provide supply chain management services through our distribution network. We also manufacture coiled tubing, provide in-service pipeline inspections, manufacture high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.
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
Operating Environment Overview
Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				%	%
				2008 v	2008 v
	2008*	2007*	2006*	2007	2006
Active Drilling Rigs:
U.S.	1,878	1,767	1,648	6.3%	14.0%
Canada	379	344	470	10.2%	(19.4%)
International	1,079	1,005	925	7.4%	16.6%

Worldwide	3,336	3,116	3,043	7.1%	9.6%

West Texas Intermediate
Crude Prices (per barrel)	$99.63	$72.33	$66.00	37.7%	51.0%

Natural Gas Prices ($/mmbtu)	$8.86	$6.97	$6.74	27.1%	31.5%

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2008 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
The average price per barrel of West Texas Intermediate Crude reached historic heights in 2008, peaking at just over $147 per barrel in July. The 2008 average price for the year was the highest annual average oil price at $99.63 per barrel, an increase of 37.7% over the average price for 2007. Average natural gas prices were $8.86 per mmbtu, an increase of 27.1% compared to the 2007 average. Higher oil prices led to stronger rig activity worldwide, increasing 7.1% for the full year in 2008 compared to 2007. Although the yearly average for 2008 increased over 2007, during the second half of 2008, prices began to decrease as well as rig count. Average crude oil prices for the fourth quarter of 2008 was $58.18 per barrel and natural gas was $6.40 per mmbtu.
At January 30, 2009, there were 1,472 rigs actively drilling in the U.S., compared to 1,721 rigs at December 26, 2008; a decline of 14.5% from year-end 2008 levels. In addition, the price of oil and gas had dropped to $41.73 per barrel and $4.84 per mmbtu, respectively, at January 30, 2009 representing 6.4% (oil) and 14.0% (gas) declines from the end of 2008.

Executive Summary
National Oilwell Varco generated earnings of $2.0 billion or $4.90 per fully diluted share in 2008, on revenues of $13.4 billion. Earnings per share increased 30 percent and revenue increased 37 percent from the Company’s 2007 earnings and revenues, respectively, due in part to our acquisition of Grant Prideco, Inc., discussed below. Operating income was $2.9 billion or 22 percent of sales for the year, including charges of $110.6 million before tax or $0.18 per share after-tax related to the acquisition. Excluding these transaction related charges earnings would have been $5.08 per diluted share for the year, an increase of 35 percent.
Grant Prideco Acquisition
On April 21, 2008 the Company completed its acquisition of Grant Prideco, Inc. for a combination of approximately $3.0 billion in cash and the issuance of 56.9 million shares of National Oilwell Varco common stock. The Grant Prideco merger further strengthened National Oilwell Varco’s position as manufacturer to the oilfield. Its drill bits and reamers are being integrated into the Company’s offering of drilling motors, non-magnetic drill collars, jars and shock tools, to complement its comprehensive package of bottomhole assembly tools used to drill complex wellpaths. Additionally, Grant Prideco’s drillpipe products are purchased and consumed by the Company’s existing drilling contractor customer base. The Company believes that consumption of drillpipe per foot of hole drilled, or per rig running, has been increasing due to the rising complexity of wellpath designs. Overall the acquisition better positioned National Oilwell Varco to capitalize on continued application of horizontal, directional and extended-reach drilling, through both drillpipe and drill bit product sales. Integration of the business has proceeded well. The Company is introducing new drillpipe tracking products, and expanding OEM drillpipe repair and maintenance offerings through its worldwide network of pipe service operations. The Company is also consolidating of a number of bit and downhole tool sales facilities worldwide, and leveraging combined manufacturing and marketing capabilities.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks are responding vigorously, but credit and financial markets have not yet recovered, and a credit-driven worldwide economic recession is in full force. Asset and commodity prices, including oil and gas prices, have declined sharply. After rising steadily for six years to peak at around $147 per barrel in July 2008, oil prices collapsed back to the $35 to $50 per barrel range recently. Higher oil and gas prices over the past several years have led to high levels of exploration and development drilling in many oil and gas basins around the globe, but this is slowing, at least in the near term. The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs on September 12, 2008, but has decreased to 1,399 rigs as of February 6, 2009, as a result of the lower commodity prices and tight credit. Many oil and gas operators reliant on external financing to fund their drilling programs are curtailing some of their drilling activity in view of tighter credit markets and lower commodity prices. So far this appears to be having the greatest impact on gas drilling across North America. Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings. Therefore we expect international drilling activity to be less impacted by the credit crisis, but the international rig count may show some declines nonetheless. The Company believes its Petroleum Services & Supplies segment and its Distribution Services segment will be affected by a drilling downturn first and most acutely, while the Company’s Rig Technology segment would largely be less impacted in the short term owing to its high level of backlog.
Recent downturns follow an extended period of high drilling activity which fueled strong demand for oilfield services since 2003. Incremental drilling activity through the upswing shifted toward harsh environments, employing increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs has tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process has been accelerated by very high rig utilization and wellbore complexity. Drilling consumes rigs; more complex and challenging drilling consumes rigs faster.
The industry responded by launching many new rig construction projects since 2005, to retool the existing fleet of jackup rigs (349 of the existing 440 jackup rigs are more than 20 years old); to replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and to build out additional ultradeep floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet. As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.1 billion at December 31, 2008. However, as a result of the credit crisis and slowing drilling activity, the backlog declined six percent from its third quarter 2008 peak of $11.8 billion. This was the first decline since National Oilwell and Varco merged in 2005. The Company expects the backlog to decline during 2009 as revenue out of backlog is likely to exceed inbound new orders.
The land rig backlog comprised 14 percent and equipment destined for offshore operations comprised 86 percent of the total backlog as of December 31, 2008. Equipment destined for international markets totaled 90 percent of the backlog. The Company believes that its existing contracts for rig equipment are strong in that they carry significant down payment and progress billing terms favorable to the ultimate completion of these projects, and generally do not allow customers to cancel projects for convenience. For this reason we do not expect the credit crisis or softer market conditions to result in material cancelations of contracts or abandonment of major projects; however, there can be no assurance that such discontinuance of projects will not occur, particularly if the credit crisis or economic downturn deepens significantly.
Segment Performance
Rig Technology generated $7.5 billion in revenue and $2.0 billion in operating profit in 2008, yielding an operating margin of 26.2%. The group generated 32 percent operating leverage or flowthrough (the increase in operating profit divided by the increase in revenue) on 31 percent revenue growth from 2007. As of December 31, 2008 the scheduled outflow of revenue from backlog is expected to be in the range of $1.3 billion per quarter in 2009, or $5.3 billion for the full year. Non-backlog revenue for the segment totaled $2.2 billion or 29.6 percent of the segment total for 2008. From 2005 through the end of 2008, the segment has delivered a total of 41 newly built offshore rigs.
The Petroleum Services & Supplies segment generated revenues of $4.7 billion and operating profit of $1.0 billion in 2008, which included only a partial year contribution from the acquired Grant Prideco businesses. On an adjusted basis for a full year contribution of Grant Prideco, Inc., including estimated fixed asset and intangible asset stepup impact but excluding transaction charges and inventory step up amortization, the segment generated $5.3 billion in revenue and $1.3 billion in operating profit, yielding an operating margin of 24.4 percent. Operating profit leverage or flowthrough from 2007, on the same adjusted basis, was 35 percent on six percent sales growth. North America accounted for approximately 57.5 percent of Petroleum Services & Supplies segment revenues during the year.
Distribution Services segment revenues were $1.8 billion during 2008, an increase of 24 percent from the prior year. Operating profit was $129.7 million or 7.3 percent of sales, and operating profit leverage or flowthrough was 10 percent from the prior year. The U.S. accounted for about 57 percent of the segment’s 2008 revenues overall, and Canadian sales accounted for about 18.2 percent of the 2008 mix. International sales benefitted from a number of expansion initiatives in new geographic markets undertaken in 2008 and prior, and total international sales were approximately 24.8 percent of the mix in 2008. Included in these initiatives were the Company’s unique rig store concept.
Outlook
The recent emergence of a serious banking crisis, a global recession, and lower commodity prices are presenting increasingly challenging prospects to our business. Consequently we are cautious in our outlook for 2009, and believe we will see orders for new rigs fall by half or more in 2009. Drilling activity, particularly by independent gas producers reliant on external financing, will likely continue to decline through at least the first half of the year.
As a result our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains very guarded. We expect revenues for both groups to decline sharply in the first quarter, due mostly to North American drilling activity declines, and we are uncertain when they may recover to prior levels. Decremental leverage for both groups is expected to be above our long term estimated levels (30 percent for Petroleum Services & Supplies; 10 percent for Distribution Services) due to rising pricing pressure we are experiencing, particularly in North America. Our outlook for international markets, which are more driven by national oil company activity, are historically less volatile and expected to see better market conditions. The Rig Technology segment is expected to be less affected by the downturn due to the strength of its backlog.
The Company is nevertheless well positioned to manage through this uncertain period, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate good earnings well into the downturn. The Company has a long history of cost-control and downsizing in response to depressed market conditions, and of executing strategic acquisitions during difficult periods. Steel prices have begun to decline in many areas, and the Company is reducing outsourcing, overtime, and discretionary expenditures in view of the market. Such a period may present opportunities to the Company to effect new organic growth and acquisition initiatives, and we remain hopeful that a downturn will generate new opportunities.

Results of Operations
Years Ended December 31, 2008 and December 31, 2007
The following table summarizes the Company’s revenue and operating profit by operating segment in 2008 and 2007. The actual results include results from Grant Prideco operations from the acquisition date of April 21, 2008 (in millions):

	Years Ended December 31,		Variance
	2008	2007	$	%
Revenue:
Rig Technology	$7,528.1	$5,744.7	$1,783.4	31.0%
Petroleum Services & Supplies	4,651.4	3,061.0	1,590.4	52.0%
Distribution Services	1,771.9	1,423.7	348.2	24.5%
Eliminations	(520.0)	(440.4)	(79.6)	18.1%

Total Revenue	$13,431.4	$9,789.0	$3,642.4	37.2%

Operating Profit:
Rig Technology	$1,969.5	$1,393.6	$575.9	41.3%
Petroleum Services & Supplies	1,043.9	731.6	312.3	42.7%
Distribution Services	129.7	94.0	35.7	38.0%
Unallocated expenses and eliminations	(225.6)	(174.8)	(50.8)	29.1%

Total Operating Profit	$2,917.5	$2,044.4	$873.1	42.7%

Operating Profit %:
Rig Technology	26.2%	24.3%
Petroleum Services & Supplies	22.4%	23.9%
Distribution Services	7.3%	6.6%

Total Operating Profit %	21.7%	20.9%

Rig Technology
Rig Technology revenue for the year ended December 31, 2008 was $7,528.1 million, an increase of $1,783.4 million (31.0%) compared to 2007. Revenue out of backlog increased $1,216.5 million or 29.8% from 2007 due to the growing market for capital equipment, as evidenced by backlog growth during the first three quarters of 2008. The increase in orders and backlog resulted from continued capital investments by drilling contractors in 2008, primarily related to the international offshore market. Non-backlog revenue increased $566.9 million or 34.1% over 2007, largely due to increased spare parts sales and service revenues related to the increased drilling activity during the year.
Operating profit from Rig Technology was $1,969.5 million for the year ended December 31, 2008, an increase of $575.9 million (41.3%) over the same period of 2007. The increase in operating profit was largely due to the increased activity discussed above as well as improved pricing on large rig contracts and after market products.
The Rig Technology group monitors its capital equipment backlog to plan its business. New orders are added to backlog only when we receive a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $11.1 billion at December 31, 2008, an increase of $2.1 billion (23.3%) over backlog of $9.0 billion at December 31, 2007. Approximately $5.2 billion of the current backlog is expected to be delivered in 2009.
Petroleum Services & Supplies
Revenue from Petroleum Services & Supplies was $4,651.4 million for 2008 compared to $3,061.0 million for 2007, an increase of $1,590.4 million (52.0%). The increase was mostly attributable to the acquisition of Grant Prideco, Inc. which contributed sales of $1,434.9 million since the acquisition date of April 21, 2008. Higher demand for most of the products and services offered by the segment also contributed to the higher revenue compared to 2007. Rig count in North America and international markets during 2008 were up 6.9% and 7.3% respectively compared to 2007 averages, prompting higher demand from our services group.
Operating profit from Petroleum Services & Supplies was $1,043.9 million for 2008 compared to $731.6 million for 2007, an increase of $312.3 million (42.7%). Grant Prideco, Inc. contributed $296.9 million of operating profit since April 21, 2008. Included in the Grant Prideco operating profit was $89.1 million of expense recorded in cost of revenue that resulted from the fair value step up of inventory as part of the purchase accounting valuation of Grant Prideco. The increase was also attributable to higher profitability across most product lines.
Distribution Services
Revenue from Distribution Services totaled $1,771.9 million, an increase of $348.2 million (24.5%) from the prior period. The number of drilling rigs actively searching for oil and gas is a key metric for this business segment. Worldwide rig count increased 7.1% in 2008 compared to 2007, with increases of 10.3%, 7.3% and 6.3% in Canada, international and the U.S. rig activity, respectively. The Company’s Distribution Services segment continued efforts to expand in international markets resulted in a 25% increase in international revenue. The expansion primarily consisted of opening rig stores or facilities that maintain levels of consumables used on rigs, in centrally located areas. In addition, the Company has begun to open stores on individual rigs. After opening its first rig store in 2007, the Company opened eight additional stores during 2008 continuing the efforts to expand its presence both in the U.S. and internationally.
Operating income increased in 2008 to $129.7 million compared to $94.0 million in 2007. Margins increased slightly to 7.3% of revenue in 2008 compared to 6.6% of revenue in 2007. The increase in margin was primarily due to the cost reduction actions taken in Canada to offset the weakening demand seen in the later part of 2007 combined with the increase in profit margins from international locations.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $225.6 million for the year ended December 31, 2008 compared to $174.8 million for 2007. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations and greater stock-based compensation expense. The stock-based compensation expense was $60.8 million and $43.1 million for the years ended December 31, 2008 and 2007, respectively. The 2008 results also included $10.9 million of integration costs related to the 2008 acquisition of Grant Prideco, Inc.
Interest and financial costs
Interest and financial costs were $67.3 million for 2008 compared to $50.3 million for 2007. The increase was primarily due to the borrowings related to the merger with Grant Prideco, Inc.
Equity Income in Unconsolidated Affiliate
Equity income in unconsolidated affiliate was $42.4 million for 2008 and was related to the April 21, 2008 acquisition of Grant Prideco. The income was related to the equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria. The Company’s investment in VAT is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Step-up depreciation and amortization of $7.5 million was recorded in 2008 related to VAT and charges of $10.6 million were recorded related to inventory step-up.
Other income (expense), net
Other income (expense), net was an income, net of $24.1 million and an expense of $17.8 million for the years ended December 31, 2008 and December 31, 2007, respectively. The 2008 income was primarily due to a net foreign exchange gain which was $50.2 million for the year ended December 31, 2008, as compared to a net foreign exchange loss of $7.0 million for the year ended December 31, 2007. The 2008 foreign exchange gains were primarily due to the weakening of the British pound sterling, Canadian dollar and Norwegian kroner compared to the U.S. dollar. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.
Provision for income taxes
The effective tax rate for the year ended December 31, 2008 was 33.5% compared to 33.3% for 2007. The 2008 rate reflects increasing benefits in the U.S. from the tax incentive for manufacturing activities and a higher percentage of earnings in foreign jurisdictions with lower tax rates. This was partially offset by additional tax provisions related to the Company’s decision to repatriate earnings from certain foreign subsidiaries during the year and net higher tax expense in Norway related to movement in exchange rates after the change of the functional currency to the U.S. dollar. The net additional tax expense in Norway included a $45.8 million charge resulting from realized foreign exchange gains on U.S. dollar denominated assets and liabilities. This was partially offset by a $30.3 million benefit for the same period, which was reported as provision for income tax, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.
Years Ended December 31, 2007 and December 31, 2006
The following table summarizes the Company’s revenue and operating profit by operating segment in 2007 and 2006 (in millions).

	Years Ended December 31,		Variance
	2007	2006	$	%
Revenue:
Rig Technology	$5,744.7	$3,584.9	$2,159.8	60.2%
Petroleum Services & Supplies	3,061.0	2,425.0	636.0	26.2%
Distribution Services	1,423.7	1,369.6	54.1	4.0%
Eliminations	(440.4)	(353.7)	(86.7)	24.5%

Total Revenue	$9,789.0	$7,025.8	$2,763.2	39.3%

Operating Profit:
Rig Technology	$1,393.6	$608.5	$785.1	129.0%
Petroleum Services & Supplies	731.6	545.6	186.0	34.1%
Distribution Services	94.0	94.0	—	0.0%
Unallocated expenses and eliminations	(174.8)	(137.0)	(37.8)	27.6%

Total Operating Profit	$2,044.4	$1,111.1	$933.3	84.0%

Operating Profit %:
Rig Technology	24.3%	17.0%
Petroleum Services & Supplies	23.9%	22.5%
Distribution Services	6.6%	6.9%

Total Operating Profit %	20.9%	15.8%

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
Provision for income taxes
The effective tax rate for the year ended December 31, 2007 was 33.3% compared to 33.9% for 2006. The lower 2007 tax rate was due primarily to a higher percentage of earnings in foreign jurisdictions with lower tax rates, favorable resolution of uncertain tax positions associated with prior years and increased tax benefits in the U.S. from manufacturing activities. These benefits were partially offset by increased state income tax in the U.S. from the new Texas Margins tax, incremental U.S. tax on repatriated foreign earnings and the loss of tax benefits in the U.S. associated with export sales in 2006 that was fully terminated for 2007. The U.S. laws granting this export tax benefit were modified as part of the American Jobs Creation Act of 2004 and this benefit is no longer available. A new tax benefit associated with U.S. manufacturing operations passed into law under the same Act will be phased in over a five year period beginning in 2005. Whereas the timing of the phase out of the export tax benefit and the phase in of the manufacturing tax benefit may differ, we expect the tax reduction associated with the new manufacturing deduction, when fully implemented, to be similar in amount to the export benefit. We anticipate our tax rate for 2008 to be in the range of approximately 32% to 34% for continuing operations.

Liquidity and Capital Resources
At December 31, 2008, the Company had cash and cash equivalents of $1,542.8 million, and total debt of $873.9 million. At December 31, 2007, cash and cash equivalents were $1,841.8 million and total debt was $890.7 million. The decrease in cash holdings was primarily due to the acquisition of Grant Prideco largely offset by increased operating activities and securing project orders that require large down payments and early payment terms. The Company’s outstanding debt at December 31, 2008 consisted of $200.0 million of 5.65% Senior Notes due 2012, $200.0 million of 7.25% Senior Notes due 2011, $150.0 million of 6.5% Senior Notes due 2011, $150.0 million of 5.5% Senior Notes due 2012, $151.0 million of 6.125% Senior Notes due 2015 and other debt of $22.9 million.
Cash provided by operating activities in 2008 was $2,294.1 million compared to cash provided by operating activities of $1,188.0 million in 2007. Cash was used by operations primarily through increases in inventories of $643.0 million and receivables of $625.9 million. These negative cash flows were offset by net income of $1,952.0 million, an increase in billings in excess of costs of $764.6 million and non-cash charges of $401.6 million. Receivables increased due to greater revenue in 2008 compared to 2007 as the fourth quarter 2008 revenue was $3,810.2 million compared to $2,658.9 million for the fourth quarter of 2007. Inventory increased due to continued higher activity and growing backlog orders. Billings in excess of costs increased due to early payment terms in relation to construction projects.
For the year ended December 31, 2008, cash used by investing activities was $2,473.3 million compared to $574.9 million used for 2007. We used $3,007.9 million to complete ten acquisitions during 2008, with the acquisition of Grant Prideco, Inc. amounting to $2,837.2 million, net of cash acquired. Capital spending of $378.5 million was primarily related to rental assets associated with the Company’s Petroleum Services & Supplies operations.
For the year ended December 31, 2008, cash used by financing activities was $74.0 million compared to $149.6 million provided in 2007. The Company borrowed $2,730.8 million of funds during 2008, $2,000.0 million of which was for the acquisition of Grant Prideco on April 21, 2008. The Company repaid the amount borrowed for the Grant Prideco acquisition and other debt in the amount of $2,919.9 million in 2008. The Company also generated cash proceeds from stock options exercised of $78.0 million and excess tax benefit from exercise of stock options of $37.1 million during 2008.
We believe cash on hand, cash generated from operations, and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. At December 31, 2008, the Company had $2,396.9 million of available funds under its two revolving credit facilities. We also believe increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through debt financing.
A summary of the Company’s outstanding contractual obligations at December 31, 2008 is as follows (in millions):

		Payment Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Total debt	$873.9	$4.3	$364.5	$354.0	$151.1
Operating leases	520.8	114.1	158.0	91.8	156.9

Total Contractual Obligations	$1,394.7	$118.4	$522.5	$445.8	$308.0

Commercial Commitments:
Standby letters of credit	$3,167.8	$1,184.1	$1,559.4	$422.7	$1.6

As of December 31, 2008, the Company had $69.0 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14, “Income Tax,” to the consolidated financial statements included in this Report.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to reduce its capital spending approximately 20% in 2009 to the $300 million range. We expect to fund future cash acquisitions and capital spending primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.
Inflation has had an impact on certain of our operations in recent years. We believe that the higher costs for energy, steel and other commodities experienced in 2008 have largely been mitigated by increased prices and component surcharges for the products we sell. However, higher steel, labor, energy or other commodity prices may adversely impact future periods.
Critical Accounting Estimates
In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.
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
Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage of completion contracts. Based upon an analysis of percentage of completion contracts for all open contracts outstanding at December 31, 2007 and 2006, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in net changes to gross profit margins of 0.8% ($31.3 million on $3.8 billion of outstanding contracts) and 0.3% ($4.3 million on $1.6 billion of outstanding contracts), respectively. While the Company believes that its estimates on outstanding contracts at December 31, 2008 and in future periods will continue to be reasonably dependable under percentage of completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $4.9 billion at December 31, 2008.
Allowance for Doubtful Accounts
The determination of the collectibility of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2008 and 2007, allowance for bad debts totaled $72.7 million and $44.8 million, or 2.3% and 2.1% of gross accounts receivable, respectively.
Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in our estimates could become material in future periods.
Inventory Reserves
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2008 and 2007, inventory reserves totaled 3.1% and 3.7% of gross inventory, respectively.
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
Impairment of Long-Lived Assets (Excluding Goodwill and Other Indefinite-Lived Intangible Assets)
Long-lived assets, which include property, plant and equipment and identified intangible assets, comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.
The carrying values of these assets are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. We estimate the fair value of these intangible and fixed assets using an income approach. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. The financial and credit market volatility directly impacts our fair value measurement through our income forecast as well as our weighted-average cost of capital, both key assumptions used in our calculation. Changes to these assumptions, including, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news could require a provision for impairment in a future period. Due to further significant declines in the Company’s stock price and oil and gas commodity prices, coupled with unprecedented turbulence in the credit markets, the Company determined a triggering event occurred in the fourth quarter of 2008. We performed an impairment analysis at December 31, 2008 which did not result in an impairment charge.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company has approximately $5.2 billion of goodwill and $0.8 billion of other intangible assets with indefinite lives on its consolidated balance sheet as of December 31, 2008. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment.
The Company performs a review of goodwill for impairment annually or earlier if indicators of potential impairment exist. The annual impairment tests are performed during the fourth quarter of each year. If it is determined that goodwill is impaired the impairment is measured based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that the carrying amount of goodwill and identified intangibles has been impaired.
Fair value of the reporting units is determined based on internal management estimates, forecasts and judgments, using a combination of three methods: discounted cash flow, comparable companies, and representative transactions. While the Company primarily uses the discounted cash flow method to assess fair value, the Company uses the comparable companies and representative transaction methods to validate the discounted cash flow analysis and further support management’s expectations where possible. The discounted cash flow is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment which bears the risk of change and could impact the Company’s goodwill impairment analysis include the cash flow from operations from each of the Company’s individual business units and the weighted average costs of capital for the discount rate. The starting point for each of the fourteen reporting unit’s cash flow from operations is the detailed annual plan. The detailed planning process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital needs, customer needs to replacing aging equipment, increased complexity of drilling, new technology, and existing backlog among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted-average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long-term trend.

In the fourth quarter of 2008 and in the early stages of 2009, both commodity prices and rig activity dropped significantly and as a result, projections for the remainder of 2009 also reflected substantial declines compared to 2008. The Company updated its operating plans and discounted cash flows based on this information. The goodwill impairment analysis which we performed during the fourth quarter of 2008 and updated as of December 31, 2008, did not result in an impairment in the current year. The Company had no impairment of goodwill for the years ended December 31, 2007 and 2006.
The Company performed a sensitivity analysis on the projected results and goodwill impairment analysis assuming revenue for each individual reporting unit decreased an additional 20% from the current projections for each of the next three years (2009, 2010, and 2011), while holding all other factors constant, and no goodwill impairment was identified for any of the reporting units. The Company believes that such a 20% drop approximately corresponds to a three-year worldwide average rig count in the range of 2,300 to 2,400 active drilling rigs, a level of activity last seen approximately five years ago. The worldwide rig count has been volatile, is reasonably likely to continue to be so in the future, and has varied from a low of 1,458 rigs in 1999 to a high of 5,624 rigs in 1981. In 2008 worldwide rig activity averaged 3,336 active rigs. Additionally, if the Company were to increase their discount rate 200 basis points, while keeping all other assumptions constant, there would be no impairments in any of the reporting units. Inherent in our projections are key assumptions relative to how long the current downward cycle might last. While we believe these assumptions are reasonable and appropriate, we will continue to monitor these, and update our impairment analysis if the cycle downturn continues for longer than expected. While the Company does not believe that these events or changes are likely to occur, it is reasonably possible these events could transpire if market conditions worsen and if the market fails to recover in 2010 and/or 2011. Any significant changes to these assumptions and factors could have a material impact on the Company’s goodwill impairment analysis.
Other indefinite-lived intangible assets, representing trade names management intends to use indefinitely, were valued and are tested for impairment using the Relief from Royalty Method, a form of the Income Approach. An impairment is measured and recognized based on the amount the book value of the indefinite-lived intangible assets exceeds its calculated fair value as of the date of the impairment test. Included in the impairment test are assumptions, for each trade name, regarding the related revenue streams attributable to the trade names, the royalty rate, and the discount rate applied. Based on the Company’s indefinite-lived intangible asset impairment analysis performed during the fourth quarter of 2008, the Company had no impairment of other indefinite-lived intangible assets for the years ended December 31,2008,2007 and 2006.
If any of the above assumptions change, including in some cases insignificantly, or fails to materialize, the resulting decline in our trade name’s estimated fair value could result in a material impairment charge. The Company performed a sensitivity analysis on the projected results and indefinite-lived intangible asset impairment assuming revenue for each individual trade name decreased an additional 20% from the current projections for each of the next three years (2009, 2010, and 2011), while holding all other factors constant, and a pre-tax non-cash impairment charge of approximately $39 million would be incurred under those assumptions. If the discount rate applied to the fair value calculation increased by 200 basis points, and all other assumptions remained constant, a pre-tax, non-cash impairment charge of approximately $94 million would be incurred under those assumptions.
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

The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain tax credits which may not be ultimately sustained. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of the Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.
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
The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $2,254.5 million and $1,580.0 million at December 31, 2008 and 2007, respectively. The Company makes an annual determination whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liability would result, offset by any available foreign tax credits.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. At December 31, 2008, the Company has determined that its financial assets of $31.6 million and liabilities of $83.1 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At December 31, 2008, the fair value of the Company’s foreign currency forward contracts totaled $2.3 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact that the application of SFAS 161 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets". The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations", and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP SFAS 142-3 on its consolidated financial position and results of operations.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. You should also consider carefully the statements under “Risk Factors” which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. During the years ended December 31, 2008, 2007 and 2006, the Company reported foreign currency gains (losses) of $50.2 million, ($7.0) million, and ($21.0) million, respectively. The gains (losses) were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. The 2008 foreign exchange gain is primarily the result in the weakening of the following major currencies of which the Company has material exposure against the U.S. dollar: British pound sterling — 27.5%, Canadian dollar — 19.7%, Euro — 4.3% and the Norwegian krone — 21.7%. Further weakening of these currencies against the U.S. dollar may continue to create similar gains in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the above currencies as their functional currency.
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
At December 31, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,743.4 million to hedge cash flow exposure to foreign currency exchange risk of forecasted or firm commitments. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of December 31, 2008 and 2007 for contracts with similar terms and maturity dates, we have recorded a gain (loss) of ($142.1) million and $11.2 million, respectively, to adjust these foreign currency forward contracts to their fair market value of ($21.2) million and $14.1 million respectively. This loss is included in accumulated other comprehensive income (loss) in the consolidated balance sheet. It is expected that $48.2 million of the loss will be reclassified into earnings within the next 12 months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow. At December 31, 2008, the Company has cash flow hedges in place through the second quarter of 2011. A gain (loss) from ineffectiveness of ($6.1) million and $4.6 million is included in earnings related to these foreign currency contracts for the years ending December 31, 2008 and 2007 respectively. Ineffectiveness for 2006 was not material.
At December 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $131.9 million designated and qualifying as fair value hedges to hedge exposure to foreign currency exchange risk of firm commitments. Based on quoted market prices as of December 31, 2008 and 2007 for contracts with similar terms and maturity dates, we recorded a gain (loss) of ($8.5) million and $79.9 million, respectively, to adjust these foreign currency forward contracts to their fair market value of ($5.6) million and $79.9 million, respectively. This loss is offset by designated gains on the firm commitments. Ineffectiveness for 2008, 2007 and 2006 was not material.
At December 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $977.1 million to offset exposures to foreign currency exchange risk of nonfunctional currency balance sheet accounts, primarily consisting of account receivables and account payables, and are not designated as hedges. Therefore, changes in the fair value $29.1 million for 2008 and $0.5 million for 2007 of these contracts are recorded each period in current earnings.

On January 4, 2008, the Company settled the net investment hedges with notional amounts aggregating $1,221.6 million by delivering Norwegian kroner and receiving U.S. dollars. The related cumulative tax-effected gain of $7.5 million was recorded in accumulated other comprehensive income (loss).

The following table details the Company’s foregin currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2008 (in millions except for rates):

	As of December 31, 2008				December 31,
Functional Currency	2009	2010	2011	Total	2007
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	526.6	—	—	526.6	15.7
Average CAD to USD contract rate	1.1843	—	—	1.1843	0.9895
Fair Value at December 31, 2008 in U.S. dollars	13.9	—	—	13.9	(0.1)

Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	221.5	19.7	—	241.2	106.7
Average CAD to USD contract rate	1.1248	1.0638	—	1.1196	1.0530
Fair Value at December 31, 2008 in U.S. dollars	(15.7)	(2.2)	—	(17.9)	7.3

Sell NOK/Buy CAD:
Notional amount to buy (in Canadian dollars)	—	—	—	—	590.0
Average CAD to USD contract rate	—	—	—	—	5.7916
Fair Value at December 31, 2008 in U.S. dollars	—	—	—	—	(18.7)

EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	11.3	—	—	11.3	10.7
Average USD to EUR contract rate	1.4397	—	—	1.4397	1.3997
Fair Value at December 31, 2008 in U.S. dollars	0.4	—	—	0.4	(0.7)

Sell USD/Buy EUR:
Notional amount to buy (in euros)	208.5	36.2	0.5	245.2	109.5
Average USD to EUR contract rate	1.4083	1.3420	1.4431	1.3986	1.3719
Fair Value at December 31, 2008 in U.S. dollars	(0.9)	2.0	—	1.1	10.6

GBP Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	32.7	1.0	—	33.7	13.2
Average USD to GBP contract rate	1.5630	1.6166		1.5647	2.0418
Fair Value at December 31, 2008 in U.S. dollars	(3.9)	(0.2)	—	(4.1)	(0.6)

NOK Buy EUR/Sell NOK:
Notional amount to buy (in Norwegian krone)	—	—	—	—	1,285.6
Average NOK to EUR contract rate	—	—	—	—	8.1111
Fair Value at December 31, 2008 in U.S. dollars	—	—	—	—	1.9

Buy GBP/Sell NOK:
Notional amount to buy (in Norwegian krone)	—	—	—	—	171.3
Average NOK to GBP contract rate	—	—	—	—	11.4289
Fair Value at December 31, 2008 in U.S. dollars	—	—	—	—	(1.0)

Buy USD/Sell NOK:
Notional amount to buy (in Norwegian krone)	—	—	—	—	994.3
Average NOK to USD contract rate	—	—	—	—	5.8346
Fair Value at December 31, 2008 in U.S. dollars	—	—	—	—	(8.3)

Sell USD/Buy NOK:
Notional amount to buy (in Norwegian krone)	—	—	—	—	11,976.3
Average NOK to USD contract rate	—	—	—	—	5.8365
Fair Value at December 31, 2008 in U.S. dollars	—	—	—	—	87.5

USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	46.6	—	—	46.6	—
Average DKK to USD contract rate	5.4968	—	—	5.4968	—
Fair Value at December 31, 2008 in U.S. dollars	1.8	—	—	1.8	—

Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	748.0	1.0	—	749.0	—
Average USD to EUR contract rate	1.3790	1.4540		1.3791	—
Fair Value at December 31, 2008 in U.S. dollars	14.3	—	—	14.3	—
USD Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	108.0	—	—	108.0	—
Average USD to GBP contract rate	1.5623	—	—	1.5623	—
Fair Value at December 31, 2008 in U.S. dollars	(8.1)	—	—	(8.1)	—

Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	964.5	360.8	—	1,325.3	—
Average NOK to USD contract rate	6.5855	6.3957		6.5338	—
Fair Value at December 31, 2008 in U.S. dollars	(64.5)	(36.0)	—	(100.5)	—

Sell CAD/Buy USD:
Notional amount to sell (in U.S. dollars)	—	—	—	—	632.0
Average CAD to USD contract rate	—	—	—	—	1.0713
Fair Value at December 31, 2008 in U.S. dollars	—	—	—	—	30.6

Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	72.4	—	3.5	75.9	3.4
Average USD to EUR contract rate	1.3832	—	1.2715	1.3777	1.3340
Fair Value at December 31, 2008 in U.S. dollars	(1.2) -		(0.3)	(1.5)	(0.3)

Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	513.3	76.0	—	589.3	—
Average NOK to USD contract rate	5.8532	5.9424		5.8647	—
Fair Value at December 31, 2008 in U.S. dollars	90.5	13.1	—	103.6	—

Other Currencies
Fair Value at December 31, 2008 in U.S. dollars	(0.6)	(0.1)	—	(0.7)	(1.8)

Total Fair Value	26.0	(23.4)	(0.3)	2.3	106.4

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $46.4 million as of December 31, 2008 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments could affect net income by $3.0 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
We assess the functional currencies of our operating units to ensure that the appropriate currencies are utilized in accordance with the guidance of SFAS No. 52, Foreign Currency Translation . Effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances, including: the increased order rate for large drilling platforms and components technology, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool denominated in U.S. dollars. As a Norwegian krone functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its non-functional currency positions.
At December 31, 2007, our Norway operations had foreign currency forward contracts with notional amounts aggregating $2,550.5 million with a fair value of $91.3 million to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency, the Company terminated these hedges. The related net gain position of $108.8 million associated with the terminated hedges has been deferred and is being recognized into earnings in the future period(s) the forecasted transactions affect earnings, of which $64.3 million has been recognized into earnings at December 31, 2008. The Company has subsequent to January 1, 2008, entered into new hedges to cover the exposures as a result of the changes to U.S. dollar functional. At December 31, 2008, our Norway operations had derivatives with $2,547.5 million in notional value with a fair value of $6.3 million, included in the table above.

Interest Rate Risk
At December 31, 2008, our long term borrowings consisted $200.0 million of 5.65% Senior Notes, $200.0 million of 7.25% Senior Notes, $150.0 million of 6.5% Senior Notes, $150.0 million of 5.5% Senior Notes and $151.0 million of 6.125% Senior Notes. We had $22.9 million of other borrowings at December 31, 2008. We occasionally have borrowings under our other credit facilities, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facilities, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
On February 15, 2008, we settled and terminated our three interest rate swap agreements with an aggregate notional amount of $100 million associated with our 2008 Senior Notes. Under this agreement, we received interest at a fixed rate of 7.5% and pay interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements originally entered into by Varco were recorded at their fair market value at the date of the Merger and no longer qualify as effective hedges under FAS 133. The swaps have been marked-to-market for periods subsequent to the Merger and any change in their value has been reported as an adjustment to interest expense. The change in the fair market value of the interest swap agreements resulted in a $0.3 million increase in interest expense for the period ended December 31, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
(i) Evaluation of disclosure controls and procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.
On April 21, 2008, the Company acquired Grant Prideco. For purposes of determining the effectiveness of the Company’s disclosure controls and procedures and in the Company’s internal control over financial reporting, as disclosed in this report, management has excluded Grant Prideco from its evaluation of these matters. The acquired business represented approximately 36% of our consolidated total assets at December 31, 2008 and 11% of consolidated revenues and 10% of our consolidated operating profit for the year ended December 31, 2008.
Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.
(ii) Internal Control Over Financial Reporting
(a) Management’s annual report on internal control over financial reporting.
The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 56 and is incorporated herein by reference.

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth information as of our fiscal year ended December 31, 2008, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) (c)
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	7,547,822	$37.24	5,315,252
Equity compensation plans not approved by security holders	—	—	—

Total	7,547,822	$37.24	5,315,252

(1)	Shares could be issued other than upon the exercise of stock options, warrants or rights; however, none are anticipated during 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Exhibits
(1)	Financial Statements The following financial statements are presented in response to Part II, Item 8:
All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.
(3)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4).

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (6).

10.7	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (7).

10.8	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (7).

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10).

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008, of Clay Williams and National Oilwell Varco (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco (Exhibit 10.5) (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL OILWELL VARCO, INC.

Dated: February 28, 2009	By:	/s/ MERRILL A. MILLER, JR.

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

Signature	Title	Date

/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer	February 28, 2009

/s/ CLAY C. WILLIAMS Clay C. Williams	Senior Vice President and Chief Financial Officer	February 28, 2009

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2009

/s/ GREG L. ARMSTRONG Greg L. Armstrong	Director	February 28, 2009

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Director	February 28, 2009

/s/ BEN A. GUILL Ben A. Guill	Director	February 28, 2009

/s/ DAVID D. HARRISON David D. Harrison	Director	February 28, 2009

/s/ ROGER L. JARVIS Roger L. Jarvis	Director	February 28, 2009

/s/ ERIC L. MATTSON Eric L. Mattson	Director	February 28, 2009

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Director	February 28, 2009

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008
On April 21, 2008, the Company acquired Grant Prideco. For purposes of determining the effectiveness of the Company’s disclosure controls and procedures and in the Company’s internal control over financial reporting, as disclosed in this report, management has excluded Grant Prideco from its evaluation of these matters. The acquired business represented approximately 36% of our consolidated total assets at December 31, 2008 and 11% of consolidated revenues and 10% of our consolidated operating profit for the year ended December 31, 2008.
The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.
/s/ Merrill A. Miller, Jr.
Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer
/s/ Clay C. Williams
Clay C. Williams
Senior Vice President and Chief Financial Officer
Houston, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Oilwell Varco, Inc.
We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretations — FIN 48: Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 and, as discussed in Note 10, effective January 1, 2008 the Company adopted the measurement date provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Oilwell Varco, Inc.
We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Oilwell Varco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Grant Prideco business acquired in 2008, which are included in the 2008 consolidated financial statements of National Oilwell Varco, Inc. The Grant Prideco businesses represented approximately 36% of consolidated assets at December 31, 2008, 11% of consolidated revenues and 10% of consolidated operating profit for the year ended December 31, 2008. Our audit of internal control over financial reporting of National Oilwell Varco, Inc. also did not include an evaluation of the internal control over financial reporting of the Grant Prideco businesses.
In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 25, 2009

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,542.8	$1,841.8
Receivables, net	3,135.9	2,099.8
Inventories, net	3,806.0	2,574.7
Costs in excess of billings	618.5	643.5
Deferred income taxes	270.9	131.5
Prepaid and other current assets	283.1	302.5

Total current assets	9,657.2	7,593.8

Property, plant and equipment, net	1,676.7	1,197.3
Deferred income taxes	126.0	55.6
Goodwill	5,225.0	2,445.1
Intangibles, net	4,300.3	774.1
Investment in unconsolidated affiliate	420.8	—
Other assets	72.7	49.0

Total assets	$21,478.7	$12,114.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$851.9	$604.0
Accrued liabilities	2,376.3	1,761.4
Billings in excess of costs	2,160.7	1,396.1
Current portion of long-term debt and short-term borrowings	4.3	152.8
Accrued income taxes	230.3	112.4

Total current liabilities	5,623.5	4,026.7

Long-term debt	869.6	737.9
Deferred income taxes	2,134.4	564.3
Other liabilities	127.7	61.8

Total liabilities	8,755.2	5,390.7

Commitments and contingencies

Minority interest	95.9	62.8

Stockholders’ equity:
Common stock - par value $.01; 417,350,924 and 356,867,498 shares issued and ouststanding at December 31, 2008 and December 31, 2007	4.2	3.6
Additional paid-in capital	7,989.1	3,617.2
Accumulated other comprehensive income (loss)	(161.8)	195.0
Retained earnings	4,796.1	2,845.6

Total stockholders’ equity	12,627.6	6,661.4

Total liabilities and stockholders’ equity	$21,478.7	$12,114.9

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue
Sales	$11,162.5	$7,873.3	$5,472.5
Services	2,268.9	1,915.7	1,553.3

Total	13,431.4	9,789.0	7,025.8

Cost of revenue
Cost of sales	7,783.9	5,675.3	4,230.4
Cost of services	1,576.0	1,283.5	1,034.8

Total	9,359.9	6,958.8	5,265.2

Gross profit	4,071.5	2,830.2	1,760.6
Selling, general and administrative	1,154.0	785.8	649.5

Operating profit	2,917.5	2,044.4	1,111.1

Interest and financial costs	(67.3)	(50.3)	(48.7)
Interest income	44.6	52.6	18.1
Equity income in unconsolidated affiliate	42.4	—	—
Other income (expense), net	24.1	(17.8)	(31.3)

Income before income taxes and minority interest	2,961.3	2,028.9	1,049.2
Provision for income taxes	992.8	675.8	355.7

Income before minority interest	1,968.5	1,353.1	693.5
Minority interest in income of consolidated subsidiaries	16.5	16.0	9.5

Net income	$1,952.0	$1,337.1	$684.0

Net income per share:
Basic	$4.91	$3.77	$1.95

Diluted	$4.90	$3.76	$1.93

Weighted average shares outstanding:
Basic	397.3	354.4	350.4

Diluted	398.7	355.4	353.6

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$1,952.0	$1,337.1	$684.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401.6	214.1	160.6
Stock-based compensation	66.8	43.1	31.2
Excess benefit from the exercise of stock options	(37.1)	(22.9)	(13.5)
Equity income in unconsolidated affiliate	(42.4)	—	—
Other non-cash items, net	98.6	63.8	27.2
Change in operating assets and liabilities, net of acquisitions:
Receivables	(625.9)	(464.8)	(442.1)
Inventories	(643.0)	(757.6)	(619.9)
Costs in excess of billings	25.0	(334.6)	33.0
Prepaid and other current assets	230.3	(143.6)	(101.7)
Accounts payable	95.3	84.2	(93.5)
Billings in excess of costs	764.6	831.6	466.4
Other assets/liabilities, net	8.3	337.6	1,085.0

Net cash provided by operating activities	2,294.1	1,188.0	1,216.7

Cash flows from investing activities:
Purchases of property, plant and equipment	(378.5)	(251.8)	(200.4)
Business acquisitions, net of cash acquired	(3,007.9)	(323.9)	(329.7)
Business divestitures, net of cash disposed	800.9	—	—
Dividend from unconsolidated affiliate	112.7	—	—
Other, net	(0.5)	0.8	—

Net cash used in investing activities	(2,473.3)	(574.9)	(530.1)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2,730.8	47.0	30.0
Payments against lines of credit and other debt	(2,919.9)	(11.6)	(35.1)
Excess tax benefits from exercise of stock options	37.1	22.9	13.5
Proceeds from stock options exercised	78.0	91.3	32.7

Net cash provided by (used in) financing activities	(74.0)	149.6	41.1

Effect of exchange rates on cash	(45.8)	121.7	20.3

Increase (decrease) in cash equivalents	(299.0)	884.4	748.0
Cash and cash equivalents, beginning of period	1,841.8	957.4	209.4

Cash and cash equivalents, end of period	$1,542.8	$1,841.8	$957.4

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$75.6	$56.8	$56.2
Income taxes	$1,260.7	$703.4	$272.4
The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions)

					Accumulated
			Additional	Unearned	Other
	Shares	Common	Paid-in	Stock-Based	Comprehensive	Retained
	Outstanding	Stock	Capital	Compensation	Income (Loss)	Earnings	Total

Balance at December 31, 2005	348.7	$3.5	$3,399.1	$(16.5)	$(21.8)	$829.9	$4,194.2

Net income	—	—	—	—	—	684.0	684.0
Other comprehensive income:
Currency translation adjustments	—	—	—	—	66.8	—	66.8
Derivative financial instruments	—	—	—	—	8.0	—	8.0
Change in defined benefit plans	—	—	—	—	(6.6)	—	(6.6)

Comprehensive income							752.2
Adoption of FAS158, net of tax	—	—	—	—	(0.3)	—	(0.3)
Adoption of FAS123R		—	(16.5)	16.5	—	—	—
Stock-based compensation	—	—	31.2	—	—	—	31.2
Common stock issued	2.4	—	32.7	—	—	—	32.7
Excess tax benefit of options exercised	—	—	13.5	—	—	—	13.5

Balance at December 31, 2006	351.1	$3.5	$3,460.0	$—	$46.1	$1,513.9	$5,023.5

Net income	—	—	—	—	—	1,337.1	1,337.1
Other comprehensive income:
Currency translation adjustments	—	—	—	—	136.6	—	136.6
Derivative financial instruments	—	—	—	—	17.7	—	17.7
Change in defined benefit plans	—	—	—	—	(5.4)	—	(5.4)

Comprehensive income							1,486.0
Adoption of FIN48	—	—	—	—	—	(5.4)	(5.4)
Stock-based compensation	—	—	43.1	—	—	—	43.1
Common stock issued	4.8	0.1	91.2	—	—	—	91.3
Excess tax benefit of options exercised	—	—	22.9	—	—	—	22.9

Balance at December 31, 2007	355.9	$3.6	$3,617.2	$—	$195.0	$2,845.6	$6,661.4

Net income	—	—	—	—	—	1,952.0	1,952.0
Other comprehensive income:
Currency translation adjustments	—	—	—	—	(176.4)	—	(176.4)
Derivative financial instruments	—	—	—	—	(160.6)	—	(160.6)
Change in defined benefit plans	—	—	—	—	(19.8)	—	(19.8)

Comprehensive income							1,595.2
Adoption of FAS158, net of tax	—	—	—	—	—	(1.5)	(1.5)
Stock issued in acquisition	56.9	0.6	4,190.1	—	—	—	4,190.7
Stock-based compensation	—	—	66.8	—	—	—	66.8
Common stock issued	4.6	—	77.9	—	—	—	77.9
Excess tax benefit of options exercised	—	—	37.1	—	—	—	37.1

Balance at December 31, 2008	417.4	$4.2	$7,989.1	$—	$(161.8)	$4,796.1	$12,627.6

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
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of National Oilwell Varco, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as minority interest in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Investments in which we exercise no control or significant influence would be accounted for under the cost method. Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements in order for them to conform with the 2008 presentation.
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
Derivative Financial Instruments
We record all derivative financial instruments at their fair value in our consolidated balance sheet. Except for certain non-designated hedges and interest rate swap agreements discussed below, all derivative financial instruments we hold are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of designated derivative financial instruments are deferred and recognized in earnings as revenues or costs of sales as the underlying transactions occur. Any ineffective portion of the change in the fair value is recorded in earnings as incurred. We use foreign currency forward contracts to mitigate our exposure to changes in foreign currency exchange rates on recognized nonfunctional currency monetary accounts, forecasted transactions and firm sale and purchase commitments to better match the local currency cost components of non-functional currency transactions. Such arrangements typically have terms between two and 24 months, but may have longer terms depending on the project and our backlog. We may also use interest rate contracts to mitigate our exposure to changes in interest rates on anticipated long-term debt issuances. We do not use derivative financial instruments for trading or speculative purposes.
At December 31, 2008, we had entered into foreign currency forward contracts with notional amounts aggregating $2,743.4 million to hedge cash flow exposure to foreign currency exchange risk of forecasted or firm commitments. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. Based on quoted market prices as of December 31, 2008 and 2007 for contracts with similar terms and maturity dates, we have recorded a gain (loss) of ($142.1) million and $11.2 million, respectively, to adjust these foreign currency forward contracts to their fair market value of $21.2 million and $14.1 million, respectively. This loss is included in accumulated other comprehensive income (loss) in the consolidated balance sheet. It is expected that $48.2 million of the loss will be reclassified into earnings within the next 12 months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow. At December 31, 2008, the Company has cash flow hedges in place through the second quarter of 2011. A gain (loss) from ineffectiveness of ($6.1) million and $4.6 million is included in earnings related to these foreign currency contracts for the years ending December 31, 2008 and 2007, respectively. Ineffectiveness for 2006 was not material.
At December 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $131.9 million designated and qualifying as fair value hedges to hedge exposure to foreign currency exchange risk of firm commitments. Based on quoted market prices as of December 31, 2008 and 2007 for contracts with similar terms and maturity dates, we recorded a gain (loss)

of ($8.5) million and $79.9 million, respectively, to adjust these foreign currency forward contracts to their fair market value of ($5.6) million and $79.9 million, respectively. This loss offsets designated gains on firm commitments. At December 31, 2008, the Company has fair value hedges in place through the first quarter of 2011. Ineffectiveness for 2008, 2007 and 2006 was not material.
At December 31, 2008, the Company had foreign currency forward contracts with notional amounts aggregating $977.1 million to offset exposures to foreign currency exchange risk of nonfunctional currency balance sheet accounts, primarily consisting of accounts receivable and accounts payable and are not designated as hedges. Therefore, changes in the fair value $29.1 million for 2008 and $0.5 million for 2007 of these contracts are recorded each period in current earnings.
On January 4, 2008, the Company settled the net investment hedges with notional amounts aggregating $1,221.6 million by delivering Norwegian kroner and receiving U.S. dollars. The related cumulative tax-effected gain of $7.5 million was recorded in accumulated other comprehensive income (loss).
We assess the functional currencies of our operating units to ensure that the appropriate currencies are utilized in accordance with the guidance of SFAS No. 52, Foreign Currency Translation . Effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances including, the increased order rate for large drilling platforms and components technology, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool denominated in U.S. dollars. As a Norwegian krone functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its non-functional currency positions.
At December 31, 2007, our Norway operations had foreign currency forward contracts with notional amounts aggregating $2,550.5 million with a fair value of $91.3 million to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency, the Company terminated these hedges. The related net gain position of $108.8 million associated with the terminated hedges has been deferred and is being recognized into earnings in the future period(s) the forecasted transactions affect earnings, of which $64.3 million has been recognized into earnings at December 31, 2008. The Company has subsequent to January 1, 2008, entered into new hedges to cover the exposures as a result of the changes to U.S. dollar functional. At December 31, 2008, our Norway operations had derivatives with $2,547.5 million in notional value with a fair value of $6.3 million.
Inventories
Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $123.2 million and $99.3 million at December 31, 2008 and 2007, respectively, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $221.9 million, $153.1 million and $119.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.
Long-lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that is not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis.

Intangible Assets
On at least an annual basis, we assess whether goodwill and other indefinite-lived intangible assets are impaired. Our annual impairment tests are performed during the fourth quarter of each year and have indicated no impairment. If we determine that goodwill is impaired, we measure that impairment based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. In the fourth quarter of 2008 and in the early stages of 2009, both commodity prices and rig activity dropped significantly and as a result, projections for the remainder of 2009 also reflected substantial declines compared to 2008. The Company updated its operating plans and discounted cash flows based on this information. The goodwill impairment analysis which we performed during the fourth quarter of 2008 and updated as of December 31, 2008, did not result in an impairment in the current year. The Company had no impairment of goodwill for the years ended December 31, 2007 and 2006. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. While the Company primarily uses the discounted cash flow method to assess fair value, the Company uses the comparable companies and representative transaction methods to validate the discounted cash flow analysis and further support management’s expectations.
Goodwill is identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution	Corporate/
	Technology	Supplies	Services	Eliminations	Total
Balance, December 31, 2006	$1,168.3	$1,034.9	$35.2	$6.3	$2,244.7

Purchase price and other adjustments	(27.9)	29.8	—	—	1.9
Goodwill acquired during period	44.8	96.8	—	—	141.6
Translation adjustments	45.5	7.5	3.9	—	56.9

Balance, December 31, 2007	1,230.7	1,169.0	39.1	6.3	2,445.1

Reorganization of segments	231.8	(256.4)	24.6	—	—
Goodwill acquired	—	2,812.5	2.7	—	2,815.2
Translation adjustments	(4.7)	(25.9)	(4.7)	—	(35.3)

Balance, December 31, 2008	$1,457.8	$3,699.2	$61.7	$6.3	$5,225.0

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $240 million in each of the next five years. Included in intangible assets are approximately $790 million of indefinite-lived intangible assets.
Identified intangible assets are identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution	Corporate/
	Technology	Supplies	Services	Eliminations	Total
Balance, December 31, 2006	$264.2	$439.1	$1.9	$—	$705.2

Additions to intangible assets	38.7	75.5	—	—	114.2
Amortization	(20.7)	(39.6)	(0.3)	—	(60.6)
Translation	6.6	8.4	0.3	—	15.3

Balance, December 31, 2007	288.8	483.4	1.9	—	774.1

Reorganization of segments	97.0	(104.6)	7.6	—	—
Additions to intangible assets	7.0	3,716.0	—	—	3,723.0
Amortization	(30.8)	(147.2)	(1.2)	—	(179.2)
Translation	(0.7)	(14.9)	(2.0)	—	(17.6)

Balance, December 31, 2008	$361.3	$3,932.7	$6.3	$—	$4,300.3

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2007:

Customer relationships	$554.1	$(81.9)	$472.2
Trademarks	214.6	(22.8)	191.8
Other	143.0	(32.9)	110.1

Total identified intangibles	$911.7	$(137.6)	$774.1

December 31, 2008:

Customer relationships	$2,751.5	$(210.4)	$2,541.1
Trademarks	1,373.8	(39.5)	1,334.3
Other	493.7	(68.8)	424.9

Total identified intangibles	$4,619.0	$(318.7)	$4,300.3

Foreign Currency
The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction gains (losses) were $50.2 million, ($7.0 million) and ($21.0 million) for the years ending December 31, 2008, 2007 and 2006, respectively, and are included in other income (expense) in the accompanying statement of operations.
As previously discussed, effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they currently operate.
Revenue Recognition
The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts and drill pipe sales described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectability is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.
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
The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance, December 31, 2006	$57.3

Net provisions for warranties issued during the year	78.2
Payments	(45.9)
Foreign currency translation	1.9

Balance, December 31, 2007	$91.5

Net provisions for warranties issued during the year	77.4
Payments	(53.9)
Foreign currency translation	(1.1)

Balance, December 31, 2008	$113.9

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
Concentration of Credit Risk
We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers and the accounts receivable portfolio as a whole. Accounts receivable are net of allowances for doubtful accounts of approximately $72.7 million and $44.8 million at December 31, 2008 and 2007, respectively.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2007 includes: a) compensation cost for all share-based payments granted prior to January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
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
Total compensation cost that has been charged against income for all share-based compensation arrangements was $60.8 million, $43.1 million and $31.2 million for 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $18.8 million, $13.2 million and $8.6 million for 2008, 2007 and 2006, respectively.
Environmental Liabilities
When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to, estimated losses on accounts receivable estimated costs and related margins of projects accounted for under percentage- of-completion (“POC”), estimated realizable value on excess and obsolete inventory, contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill and other Indefinite Lived Intangible Assets for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ from those estimates.
Contingencies
The Company accrues for costs relating to litigation claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous assumptions with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.
In circumstances where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than other, the low end of the range is accrued.

Net Income Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income	$1,952.0	$1,337.1	$684.0

Denominator:
Basic—weighted average common shares outstanding	397.3	354.4	350.4
Dilutive effect of employee stock options and other unvested stock awards	1.4	1.0	3.2

Diluted outstanding shares	398.7	355.4	353.6

Basic earnings per share	$4.91	$3.77	$1.95

Diluted earnings per share	$4.90	$3.76	$1.93

In addition, we had stock options outstanding that were anti-dilutive totaling 0.4 million at December 31, 2008, 0.1 million at December 31, 2007 and 4.6 million at December 31, 2006.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for financial assets and liabilities as of January 1, 2008. At December 31, 2008, the Company has determined that its financial assets of $31.6 million and liabilities of $83.1 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At December 31, 2008, the fair value of the Company’s foreign currency forward contracts totaled $2.3 million. There was no significant impact to the Company’s consolidated financial statements from the adoption of SFAS 157.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact that the application of SFAS 161 to its nonfinancial assets and liabilities will have on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets". The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations", and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP SFAS 142-3 on its consolidated financial position and results of operations.
3. Grant Prideco Merger
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
Grant Prideco is a world leader in drill stem technology development and drill pipe manufacturing, sales and service and a global leader in drill bit and specialty tools, manufacturing, sales and service. The Company believes the Merger with Grant Prideco advances its strategic goal of providing more products and services to its customers and that Grant Prideco’s product range adds new growth opportunities to the Company and benefit its customers’ needs worldwide.
The Merger has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of April 21, 2008. The total preliminary purchase price is $7,198.6 million, including Grant Prideco stock options assumed and acquisition related transaction costs and is comprised of (in millions):
Consideration given to acquire the outstanding common stock of Grant Prideco:

Shares issued totaled approximately 56.9 million shares at $72.74 per share	$4,135.3
Cash paid at $23.20 per share	2,932.3
Grant Prideco stock options assumed	55.4
Merger related transaction costs	75.6

Total preliminary purchase price	$7,198.6

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
Merger related costs of $75.6 million include severance and other external costs directly related to the Merger.
Transaction costs of $10.9 million for the year ending December 31, 2008 were comprised of $6.0 million for accelerated vesting of stock-based compensation, $4.0 million for bridge loan fees and $0.9 million of other costs and are included in selling, general and administrative expense in the Consolidated Statements of Income.
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

Cash and cash equivalents	$170.9
Receivables	419.7
Assets held for sale, net	783.9
Inventories	616.7
Prepaid and other current assets	209.6
Property, plant and equipment	392.0
Goodwill	2,739.0
Intangibles	3,695.9
Investment in unconsolidated affiliate	511.6
Other assets	97.5
Accounts payable and accrued liabilities	(316.4)
Accrued income taxes	(623.9)
Long-term debt	(176.4)
Deferred income taxes	(1,278.0)
Minority interest	(24.8)
Other liabilities	(18.7)

Total preliminary purchase price	$7,198.6

Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and is being charged to “Cost of sales” as the applicable inventory is sold. Cost of sales includes $89.1 million of these inventory charges for the year ended December 31, 2008.
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
Disposition of Certain Grant Prideco Businesses
Prior to the Merger, Grant Prideco had entered into a definitive Purchase and Sale Agreement with Vallourec S.A. and Vallourec & Mannesman Holdings, Inc. (collectively referred to as “Vallourec”) to sell four of its tubular businesses for approximately $800 million in cash, subject to final working capital adjustments and standard closing conditions (including regulatory approval). The transaction closed May 16, 2008. The amount included in “Assets held for sale, net” included in the preliminary purchase price allocation above, relates to this disposition. Additionally, $255.8 million is included above in “Accrued income taxes” for taxes related to the disposition.
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

The unaudited pro forma financial information for the years ended December 31, 2008 and 2007 combines the historical results for National Oilwell Varco for the years ended December 31, 2008 and 2007 and the historical results for Grant Prideco for the years ended December 31, 2008 and 2007 (in millions):

	Years Ended December 31,
	2008	2007
Total revenues	$14,035.1	$11,192.2

Net income	$2,080.1	$1,533.7

Basic net income per share	$5.02	$3.88

Diluted net income per share	$4.99	$3.86

4. Other Acquisitions
2008
In addition to the Grant Prideco Merger, The Company completed nine acquisitions for an aggregate purchase price of $170.7 million net of cash acquired. These acquisitions included:
•	Welch Power Source, L.L.C., a Louisiana-based manufacturer of power generation equipment.

•	CKS, a France-based solids control company.

•	Mid-South Machine, Inc., a Louisiana-based machine shop.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2008 acquisitions (in millions):

Total
Current assets, net of cash acquired	$32.1
Property, plant and equipment	61.2
Intangible assets	38.1
Goodwill	76.2

Total assets acquired	207.6

Current liabilities	11.2
Long-term debt	25.7

Total liabilities	36.9

Cash consideration, net of cash acquired	$170.7

The Company allocated $38.1 million to intangible assets (9.1 year weighted-average life), comprised of: $30.2 million of customer relationships (14.7 year weighted-average life), $0.6 million of trademarks (15.8 year weighted-average life), and $7.3 million of other intangible assets (3.5 year weighted-average life).

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2007 acquisitions (in millions):

Total
Current assets, net of cash acquired	$49.9
Property, plant and equipment	48.9
Intangible assets	114.2
Goodwill	141.6

Total assets acquired	354.6

Current liabilities	37.4
Long-term debt	20.0

Total liabilities	57.4

Minority interest	11.4

Cash consideration, net of cash acquired	$285.8

Based on independent third-party valuations, the Company allocated $114.2 million to intangible assets (13.1 year weighted-average life), comprised of: $93.9 million of customer relationships (13.0 year weighted-average life), $9.1 million of trademarks (9.3 year weighted-average life), and $11.2 million of other intangible assets (19.5 year weighted-average life).
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2006 acquisitions (in millions):

		All Other
	NQL	Acquisitions	Total

Current assets, net of cash acquired	$68.9	$30.5	$99.4
Property, plant and equipment	64.3	13.6	77.9
Intangible assets	126.6	3.9	130.5
Goodwill	60.1	56.7	116.8

Total assets acquired	319.9	104.7	424.6

Current liabilities	65.7	19.4	85.1
Long-term debt	0.4	9.4	9.8

Total liabilities	66.1	28.8	94.9

Cash consideration, net of cash acquired	$253.8	$75.9	$329.7

Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. Excluding the Grant Prideco merger, a summary of the acquisitions follows (in millions):

	2008	2007	2006
Fair value of assets acquired, net of cash acquired	$207.6	$354.6	$424.6
Cash paid, net of cash acquired	(170.7)	(285.8)	(329.7)

Liabilities assumed, debt issued and minority interest	$36.9	$68.8	$94.9

Excess purchase price over fair value of net assets acquired	$76.2	$141.6	$116.8

5. Inventories, net
At December 31, inventories consist of (in millions):

	December 31,
	2008	2007
Raw materials and supplies	$739.0	$420.4
Work in process	1,326.2	939.2
Finished goods and purchased products	1,740.8	1,215.1

Total	$3,806.0	$2,574.7

6. Property, Plant and Equipment
At December 31, property, plant and equipment consist of the following (in millions):

	Estimated	December 31,
	Useful Lives	2008	2007
Land and buildings	5-35 Years	$543.7	$412.3
Operating equipment	3-15 Years	1,258.7	927.3
Rental equipment	3-12 Years	526.8	370.5

		2,329.2	1,710.1
Less: Accumulated Depreciation		(652.5)	(512.8)

		$1,676.7	$1,197.3

7. Accrued Liabilities
At December 31, accrued liabilities consist of (in millions):

	December 31,
	2008	2007
Compensation	$258.3	$214.7
Customer prepayments and billings	912.1	500.3
Warranty	114.0	91.5
Interest	11.4	13.8
Taxes (non income)	75.6	47.3
Insurance	50.4	42.4
Accrued purchase orders	688.0	582.5
Fair value of derivatives	59.3	111.3
Other	207.2	157.6

Total	$2,376.3	$1,761.4

8. Costs and Estimated Earnings on Uncompleted Contracts
At December 31, costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$4,776.6	$3,167.2
Estimated earnings	2,277.0	1,208.3

	7,053.6	4,375.5
Less: Billings to date	8,595.8	5,128.1

	$(1,542.2)	$(752.6)

Costs and estimated earnings in excess of billings on uncompleted contracts	$618.5	$643.5
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,160.7)	(1,396.1)

	$(1,542.2)	$(752.6)

9. Long-Term Debt
At December 31, debt consists of (in millions):

	December 31,
	2008	2007
$100.0 million Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	$—	$100.2

$150.0 million Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	150.0	150.0

$200.0 million Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	208.2	211.7

$200.0 million Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200.0	200.0

$150.0 million Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151.0	151.3

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151.0	—

Other	13.7	77.5

Total debt	873.9	890.7
Less current portion	4.3	152.8

Long-term debt	$869.6	$737.9

Principal payments of debt for years subsequent to 2008 are as follows (in millions):

2009	$4.3
2010	11.4
2011	353.1
2012	351.2
2013	2.8
Thereafter	151.1

$873.9

Senior Notes
In connection with the Grant Prideco merger, the Company completed an exchange offer relative to the $174.6 million of 6.125% Senior Notes due 2015 previously issued by Grant Prideco. On April 21, 2008, $150.8 million of Grant Prideco Senior Notes were exchanged for National Oilwell Varco Senior Notes. The National Oilwell Varco Senior Notes have the same interest rate, interest payment dates, redemption terms and maturity as the Grant Prideco Senior Notes. In November 2008, the Company repurchased $23.6 million of the unexchanged Grant Prideco Senior Notes.
Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500.0 million unsecured revolving credit facility with an aggregate of $3.0 billion of unsecured credit facilities and borrowed $2.0 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consist of a $2.0 billion, five-year revolving credit facility and a $1.0 billion, 364-day revolving credit facility. At December 31, 2008, there were no borrowings against these facilities, and there were $603.1 million in outstanding letters of credit issued under these facilities, resulting in $2,396.9 million of funds available under this revolving credit facility at year-end. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% or 0.28% subject to a ratings-based grid, or the prime rate. In early February 2009, we terminated the $1.0 billion, 364-day revolving credit facility, which matured April 20, 2009.

The Company also had $2.6 billion of additional outstanding letters of credit at December 30, 2008, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. The $1.3 billion increase in letters of credit since December 31, 2007 is the result of significant down payments from our customers, which in turn require our issuing to our customers advance payment guarantees in the form of letters of credit. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. We were in compliance with all covenants at December 31, 2008.
Other
Other debt includes approximately $5.5 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.
10. Employee Benefit Plans
We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2008, 2007 and 2006, expenses for defined-contribution plans were $36.6 million, $30.7 million, and $16.8 million, and all funding is current.
Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, approximately 364 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.
As part of the purchase of Grant Prideco, Inc in 2008, National Oilwell Varco, Inc acquired the Reed Hourly Pension Plan which covers approximately 129 employees and was frozen in 2007 prior to the acquisition. The Plan is included in the consolidated National Oilwell Varco, Inc US Plan at December 31, 2008.
Implementation of SFAS 158
SFAS 158 measurement of plan assets and benefit obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008, which the Company adopted effective December 31, 2008. The following table summarizes the impact stemming from the adoption of SFAS 158 on December 31, 2008. Net periodic benefit cost for our defined benefit pension plans in the United States, the United Kingdom and Norway was as follows (in millions):

	Pension benefits					Postretirement benefits
For the year	2008			2007	2006	2008			2007	2006
	15 Months	12 Months	3 Months			15 Months	12 Months	3 Months
Service cost — benefits earned during the period	$4.8	$3.8	$1.0	$5.1	$3.8	$—	$—	$—	$—	$—
Interest cost on projected benefit obligation	11.9	9.5	2.4	12.2	10.7	0.8	0.6	0.2	1.0	1.0
Expected return on plan assets	(11.7)	(9.4)	(2.3)	(12.5)	(10.5)	—	—	—	—	—

Total service cost, interest cost , and expected return on plan assets	5.0	3.9	1.1	4.8	4.0	0.8	0.6	0.2	1.0	1.0

Net amortization and deferral	1.2	1.0	0.2	1.9	0.8	—	—	—	0.1	0.2
Curtailment/settlement gain	—	—	—	—	(0.4)	—	—	—	—

Total amortization, curtailment/settlement	1.2	1.0	0.2	1.9	0.4	—	—	—	0.1	0.2

Net periodic benefit cost	$6.2	$4.9	$1.3	$6.7	$4.4	$0.8	$0.6	$0.2	$1.1	$1.2

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, and Norway and defined postretirement plans in the United States, using a measurement date of December 31, 2008 and September 30, 2007, follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2008	2007	2008	2007
Benefit obligation at beginning of year	$246.3	$229.9	$14.0	$17.0
Service cost	4.7	5.1	—	—
Interest cost	12.3	12.2	1.0	1.0
Actuarial gain	(6.2)	(0.7)	5.2	(1.3)
Benefits paid	(12.6)	(10.4)	(1.9)	(1.3)
Participants contributions	1.1	0.9	—	—
Exchange rate (loss) gain	(49.9)	10.0	—	—
Curtailments/settlements	—	(0.7)	—	—
Acquisitions/divestitures, net	17.4	—	—	—
Other	1.3	—	2.0	(1.4)

Benefit obligation at end of year	$214.4	$246.3	$20.3	$14.0

Accumulated benefit obligation at end of year	$198.3	$222.7

Fair value of plan assets at beginning of year	$206.1	$183.4	$—	$—
Actual return	(23.4)	14.7	—	—
Benefits paid	(12.5)	(9.2)	(1.9)	(1.3)
Company contributions	17.3	9.9	1.9	1.3
Participants contributions	1.1	0.9	—	—
Exchange rate (loss) gain	(49.5)	6.4	—	—
Acquisitions/divestitures, net	16.3	—	—	—
Other	(1.9)	—	—	—

Fair value of plan assets at end of year	$153.5	$206.1	$—	$—

Funded status	$(60.9)	$(41.9)	$(20.3)	$(13.7)
Unrecognized actuarial net loss	51.8	28.6	6.3	0.7
Prior service costs not yet recognized	1.0	0.8	(0.6)	(0.7)

Accrued benefit cost	$(8.1)	$(12.5)	$(14.6)	$(13.7)

Amounts recognized in the consolidated balance sheets consist of (in millions):

	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Current assets	$—	$—	$—	$—
Non current assets	0.4	0.9	—	—
Non current liabilities	(61.3)	(42.8)	(20.3)	(13.7)
Accumulated other comprehensive income	52.8	29.4	—	—

Accrued benefit cost	$(8.1)	$(12.5)	$(20.3)	$(13.7)

Defined Benefit Pension Plans
Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years ending December 31,
	2008	2007
Discount rate:
United States plan	6.23%	6.34%
International plans	5.75% - 6.50%	5.50% - 5.75%

Salary increase:
United States plan	N/A	N/A
International plans	2.50% - 4.50%	2.50% - 4.50%
The assumption rates used for net periodic benefit costs are as follows:

	Years ending December 31,
	2008	2007	2006
Discount rate:
United States plan	6.34%	5.97%	5.66%
International plans	5.50% - 5.75%	4.75% - 5.25%	5.66%

Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50% - 4.50%	2.25% - 3.00%	2.00% - 2.75%

Expected return on assets:
United States plan	7.75%	7.75%	7.75%
International plans	5.50% - 6.86%	5.17% - 6.86%	5.25% - 6.85%
In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio.
The weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	For the years ending December 31,
	2008		2007
	United States	International	United States	International
Equity securities	49.8%	43.3%	61.0%	46.3%
Debt securities	34.7%	32.9%	38.8%	32.7%
Real estate	0.8%	0.0%	0.0%	4.8%
Other	14.7%	23.8%	0.2%	16.2%

Total	100.0%	100.0%	100.0%	100.0%

In the U.S., our investment strategy includes a balanced approach with target allocation percentages of 50-60% equity investments and 40-50% debt securities. Our target allocation percentages in the United Kingdom plans are 50-60% equity securities and 40-50% debt securities. The Norwegian target investment allocation percentage is 100% insurance contracts. Our pension investment strategy worldwide prohibits a direct investment in our own stock.

Information for pension plans with projected benefit obligations in excess of plan assets (in millions):

	For the years ending December 31,
	2008		2007
	United States	International	United States	International
Projected benefit obligation	$44.4	$167.3	$10.5	$216.5
Accumulated benefit obligation	44.4	151.6	10.5	192.4
Fair value of assets	25.8	124.6	—	183.1
Information for pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	For the years ending December 31,
	2008		2007
	United States	International	United States	International
Projected benefit obligation	$44.4	$140.0	$10.5	$24.4
Accumulated benefit obligation	44.4	135.0	10.5	22.3
Fair value of assets	25.8	103.4	—	—
In 2009, the Company expects to contribute $4.0 million in the U.S. and $5.7 million internationally to its pension plans and $1.7 million to its other postretirement benefit plans.
In addition, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	United States	International	Post-Retirement
	Plan	Plans	Benefit Plans
2009	$4.2	$7.0	$1.7
2010	4.2	7.3	1.8
2011	4.2	7.6	1.8
2012	4.2	7.9	1.8
2013	4.2	8.3	1.7
Thereafter	17.3	47.5	8.0
11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Change in	Cumulative Currency	Derivative
	Defined	Translation	Financial
	Benefit Plans	Adjustments	Instruments	Total
Balance at December 31, 2005	$(8.4)	$(6.8)	$(6.6)	$(21.8)

Adoption of FAS 158, net of tax	(0.3)	—	—	(0.3)
Current period activity	(9.3)	61.2	11.3	63.2
Tax effect	2.7	5.6	(3.3)	5.0

Balance at December 31, 2006	$(15.3)	$60.0	$1.4	$46.1

Current period activity	(8.3)	210.6	25.3	227.6
Tax effect	2.9	(74.0)	(7.6)	(78.7)

Balance at December 31, 2007	$(20.7)	$196.6	$19.1	$195.0

Current period activity	(29.8)	(265.4)	(241.6)	(536.8)
Tax effect	10.0	89.0	81.0	180.0

Balance at December 31, 2008	$(40.5)	$20.2	$(141.5)	$(161.8)

12. Commitments and Contingencies
We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2008 cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, cash flow or results of operations.
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
We have received federal grand jury subpoenas requesting records related to our exports to and other activities in certain countries. We are cooperating fully with agents from the U.S. Department of Commerce, Bureau of Industry and Security, in responding to the subpoenas. Based on available information, we cannot predict what effect the subpoenas or any resulting government action may have on our financial position or results of operations.
The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $183.5 million, $128.4 million, and $95.4 million in 2008, 2007 and 2006, respectively.
Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2008 are payable as follows (in millions):

2009	$114.1
2010	93.2
2011	64.8
2012	49.9
2013	41.9
Thereafter	156.9

Total future lease commitments	$520.8

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
Stock Options
Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 15 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2008, approximately 5.3 million shares were available for future grants.
We also have inactive stock option plans that were acquired in connection with the acquisitions of IRI International Corporation in 2000, Varco International, Inc. in 2005 and Grant Prideco Inc in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies.
Options outstanding at December 31, 2008 under the stock option plans have exercise prices between $5.72 and $73.98 per share, and expire at various dates from February 8, 2009 to May 15, 2018.

The following summarizes options activity:

	Years Ended December 31,
	2008		2007		2006
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	7,903,832	$29.12	10,559,862	$23.28	8,681,684	$15.18
Granted	2,993,000	48.59	2,381,300	35.55	4,680,000	33.29
Cancelled	(218,560)	30.90	(301,608)	30.55	(415,396)	23.43
Exercised	(3,130,450)	27.08	(4,735,722)	19.28	(2,386,426)	13.58

Shares under option at end of year	7,547,822	$37.24	7,903,832	$29.12	10,559,862	$23.28

Exercisable at end of year	3,110,462	$26.17	1,619,374	$19.55	2,688,298	$13.85

The following summarizes information about stock options outstanding as of December 31, 2008:

		Options Outstanding		Options Exercisable
	Weighted-Avg
	Ramaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$4.72 to $12.75	3.91	366,523	$9.93	366,523	$9.93
$13.08 to $28.04	4.61	1,224,732	18.03	1,224,732	18.03
$29.13 to $73.98	8.00	5,956,567	42.88	1,519,207	36.66

Total	7.25	7,547,822	$37.24	3,110,462	$26.17

The weighted-average fair value of options granted during 2008, 2007 and 2006 was approximately $22.16, $11.99 and $11.90 (excluding options assumed in the Grant Prideco merger) per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2008 and 2007 was $154.5 million and $114.2 million, respectively.
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

	Years Ended December 31,
	2008	2007	2006
Valuation Assumptions:
Expected volatility	41.8%	38.6%	39.4%
Risk-free interest rate	2.9%	4.6%	4.6%
Expected dividends	$—	$—	$—
Expected term (in years)	3.6	3.5	3.8
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

As stock-based compensation expense recognized in the Consolidated Statement of Income in 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The following summary presents information regarding outstanding options as of December 31, 2008 and changes during 2008 with regard to options under all stock option plans:

			Weighted
			Remaining
		Weighted Average	Contractual	Aggregate
	Shares	Exercise Price	(years)	Intrinsic Value
Outstanding at December 31, 2007	7,903,832	$29.12
Granted	2,993,000	$48.59
Exercised	(3,130,450)	$27.08
Cancelled	(218,560)	$30.90

Outstanding at December 31, 2008	7,547,822	$37.24	7.25	$13,473,682

Vested or expected to vest	7,313,840	$37.24	7.25	$13,055,998

Exercisable at December 31, 2008	3,110,462	$26.17	5.90	$13,473,682

As of December 31, 2008, total unrecognized compensation cost related to nonvested stock options was $36.2 million. This cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of stock options vested in 2008, 2007 and 2006 was approximately $42.9 million, $33.5 million and $22.1 million, respectively. Cash received from option exercises for 2008, 2007 and 2006 was $78.0 million, $91.3 million and $32.7 million respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $45.9 million, $34.2 million and $15.2 million for 2008, 2007 and 2006, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2008, 2007 and 2006 was not material for any period.
Restricted Shares
The Company sometimes issues restricted stock awards (“RSA”) with no exercise price to officers and key employees in addition to stock options. The Company granted 325,300 restricted shares to key employees on February 19, 2008 at $64.16. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested. The Company also granted performance-based restricted shares to senior management and officers on February 19, 2008 at $64.16. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested, with a performance condition of the Company’s operating income level growth from January 1, 2008 to December 31, 2010 needing to exceed the median operating income level growth of a designated peer group over the same period.
The following summary presents information regarding outstanding restricted shares as of December 31, 2008, and 2007, and changes during 2008, and 2007:

		Weighted Average
		Grant
Restricted Shares	Units	Date Fair Value
Non Vested at January 1, 2007	72,000	$29.13
Granted	1,028,402	$37.06
Vested	—	$—
Forfeited	(39,400)	$37.40

Non Vested at December 31, 2007	1,061,002	$36.56

Granted	755,535	$64.33
Vested	(307,905)	$68.12
Forfeited	(48,136)	$42.32

Non Vested at December 31, 2008	1,460,496	$47.34

The weighted-average grant day fair value of RSA’s granted during the years ended 2008, 2007 and 2006 was $64.16, $37.06 and nil (excluding RSA’s assumed in the Grant Prideco merger) per share, respectively. There were 307,905, nil and nil RSA’s that vested during 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $37.4 million of unrecognized compensation cost related to non-vested RSA which is expected to be recognized over a weighted-average period of 2.0 years.
14. Income Taxes
The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
Domestic	$1,577.0	$1,243.5	$627.1
Foreign	1,384.3	785.4	422.1

	$2,961.3	$2,028.9	$1,049.2

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$690.9	$490.2	$255.8
State	54.7	38.8	14.4
Foreign	280.3	136.0	99.3

Total current income tax provision	1,025.9	665.0	369.5

Deferred:
Federal	(93.1)	(66.0)	(36.5)
State	(1.5)	(3.3)	(2.0)
Foreign	61.5	80.1	24.7

Total deferred income tax provision	(33.1)	10.8	(13.8)

Total income tax provision	$992.8	$675.8	$355.7

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
Federal income tax at statutory rate	$1,036.5	$710.1	$367.2
Foreign income tax rate differential	(124.5)	(65.9)	(28.6)
State income tax, net of federal benefit	33.8	23.1	9.3
Tax benefit of foreign sales income	—	—	(5.2)
Nondeductible expenses	11.9	9.5	7.3
Tax benefit of manufacturing deduction	(16.7)	(10.5)	(1.2)
Foreign dividends net of foreign tax credits	45.8	9.0	3.4
Change in deferred tax valuation allowance	(0.4)	2.5	2.7
Other	6.4	(2.0)	0.8

Total income tax provision	$992.8	$675.8	$355.7

At December 31, significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2008	2007	2006
Deferred tax assets:
Allowances and operating liabilities	$364.2	$152.1	$115.4
Net operating loss carryforwards	6.0	8.2	28.5
Postretirement benefits	12.1	16.5	0.6
Capital loss carryforwards	3.2	6.9	0.2
Other	21.8	17.8	19.8

Total deferred tax assets	407.3	201.5	164.5

Valuation allowance for deferred tax assets	(10.4)	(14.4)	(6.8)

	396.9	187.1	157.7

Deferred tax liabilities:
Tax over book depreciation	146.2	94.7	89.0
Intangible assets	1,542.3	218.0	210.0
Deferred income	214.9	166.3	55.4
Other	231.0	85.3	34.6

Total deferred tax liabilities	2,134.4	564.3	389.0

Net deferred tax liability	$(1,737.5)	$(377.2)	$(231.3)

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under FIN 48, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective January 1, 2007 for the Company.The balance of unrecognized tax benefits at December 31, 2008 and 2007 are $61.1 million and $47.0 million, respectively. These unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. Included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2008 was an increase of $9.1 million of unrecognized tax benefits associated with the acquisition of Grant Prideco, which was charged to Goodwill, and a net increase of $5.0 million which impacted the Company’s effective tax rate in the current year. These unrecognized tax benefits are included in the balance of Accrued Income Taxes in the balance sheet as of December 31, 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2008	$47.0

Additions based on tax positions related to the current year	8.5
Additions for tax positions of prior years	9.1
Reductions for tax positions of prior years	(3.5)
Settlements	—
Reductions for lapse of applicable statutes of limitations	—

Balance at December 31, 2008	$61.1

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. During the year ended December 31, 2008, the Company recognized $2.0 million of additional interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2008, the Company has accrued approximately $6.6 million of interest and penalties relating to unrecognized tax benefits.

These interest and penalties are included in the balance of Accrued Income Taxes in the balance sheet as of December 31, 2008.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2004 and outside the U.S. for the tax years ending after 2001. Norway also remains open for the 2001 tax year.
In the United States, the Company has $17.2 million of net operating loss carryforwards as of December 31, 2008, which expire at various dates through 2026. The potential benefit of $6.0 million has been recorded with $6.0 million valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $ 6.0 million would reduce future income tax expense.
During 2008 the Company recorded $1,479.9 million in net deferred tax liabilities with a corresponding increase in goodwill related to Grant Prideco purchase accounting. During 2007 the Company recorded $42.5 million in net deferred tax liabilities with a corresponding increase in goodwill related to NQL purchase accounting.
Also in the United States, the Company has $0.7 million of excess foreign tax credits as of December 31, 2008, which expire at various dates through 2017. These credits have been allotted a full valuation allowance and would be realized as a reduction of future income tax payments. If the Company ultimately realizes the benefit of these excess foreign tax credits, the valuation allowance of $0.7 million would reduce future income tax expense.
Also in the United States, the Company has $8.6 million of capital loss carryforwards as of December 31, 2008, which will expire in 2009. The related potential benefit of $3.0 million has been recorded with a valuation allowance of $3.0 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a reduction of income tax expense.
Outside the United States, the Company has $0.4 million of net operating loss carryforwards as of December 31, 2008, which will expire in 2009. Also outside the United States, the Company has $0.7 million of capital loss carryforwards as of December 31, 2008, which can be carried forward indefinitely. The related potential benefit of $0.2 million has been recorded with a full valuation allowance of $0.2 million. These capital losses are not available to reduce future operating income but if realized will reduce future capital gains and will result in a reduction of future income tax expense.
The deferred tax valuation allowance decreased $4.0 million for the period ending December 31, 2008. Of the net decrease recorded in 2008, $0.4 million was recorded as a decrease of income tax expense and $3.6 million was recorded as a decrease in goodwill.
Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $2,254.5 million and $1,580.0 million at December 31, 2008 and 2007, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in either U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $107.3 million would be payable upon remittance of all previously unremitted earnings at December 31, 2008.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. The Company evaluates performance of each reportable segment based upon its operating income, excluding non-recurring items. During the second quarter of 2008, certain products previously reported in the Petroleum Services & Supplies segment were transferred to the Company’s other two segments, due to a realignment of management responsibilities. Prior periods have not been restated for this change as the impact of the change was not material to any of the Company’s segments.
No single customer accounted for 10% or more of consolidated revenues during the three years ended December 31, 2008.
Summarized financial information is as follows (in millions):
Geographic Areas:

	United			United
	States	Canada	Norway	Kingdom	Other	Total
December 31, 2008:
Revenues	$7,647.6	$805.4	$2,117.3	$657.5	$2,203.6	$13,431.4
Long-lived assets	1,049.7	107.3	43.5	89.2	387.0	1,676.7

December 31, 2007:
Revenues	$5,555.5	$700.5	$1,698.8	$496.8	$1,337.4	$9,789.0
Long-lived assets	690.1	136.8	43.7	96.5	230.2	1,197.3

December 31, 2006:
Revenues	$3,985.1	$714.9	$987.2	$402.2	$936.4	$7,025.8
Long-lived assets	596.3	115.8	42.1	88.7	179.2	1,022.1

Business Segments:

		Petroleum
	Rig	Services &	Distribution	Unallocated/
	Technology	Supplies	Services	Eliminations	Total
December 31, 2008
Revenues	$7,528.1	$4,651.4	$1,771.9	$(520.0)	$13,431.4
Operating profit (a)	1,969.5	1,043.9	129.7	(225.6)	2,917.5
Capital expenditures	79.3	272.2	3.9	23.1	378.5
Depreciation and amortization	89.8	290.2	8.8	12.8	401.6
Goodwill	1,457.8	3,699.2	61.7	6.3	5,225.0
Total assets	9,048.0	11,152.9	649.7	628.1	21,478.7

December 31, 2007
Revenues	$5,744.7	$3,061.0	$1,423.7	$(440.4)	$9,789.0
Operating profit	1,393.6	731.6	94.0	(174.8)	2,044.4
Capital expenditures	63.8	159.6	5.5	22.9	251.8
Depreciation and amortization	53.7	147.9	5.0	7.5	214.1
Goodwill	1,230.7	1,169.0	39.1	6.3	2,445.1
Total assets	7,096.8	3,964.5	651.8	401.8	12,114.9

December 31, 2006
Revenues	$3,584.9	$2,425.0	$1,369.6	$(353.7)	$7,025.8
Operating profit	608.5	545.6	94.0	(137.0)	1,111.1
Capital expenditures	46.8	138.5	3.7	11.4	200.4
Depreciation and amortization	48.1	100.9	5.3	6.3	160.6
Goodwill	1,168.3	1,034.9	35.2	6.3	2,244.7
Total assets	4,936.8	3,248.3	592.7	241.5	9,019.3

(a)	Under purchase accounting, a fair value step up adjustment of $89.1 million was made to inventory and was charged to “Cost of revenue” as the applicable inventory was sold. Cost of revenue includes $89.1 million of these inventory charges for the year ended December 31, 2008.
The Company’s 2008 financial statements include Grant Prideco from April 21, 2008, the Merger Date, which includes additional amortization and depreciation of $114.1 million from the step up to fair market value of Grant Prideco’s assets and liabilities for the year ended December 31, 2008. As a result of the acquisition and the organizational structure the Company reviewed its segment reporting and determined that the Grant Prideco product lines, which includes the results of operations and all assets and liabilities, will be reported within the Petroleum Services & Supplies segment.

16. Quarterly Financial Data (Unaudited)
Summarized quarterly results, were as follows (in millions, except per share data). The 2008 results include Grant Prideco operations from the acquisition date of April 21, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2008
Revenues	$2,685.4	$3,324.2	$3,611.6	$3,810.2
Gross Profit	796.6	981.5	1,100.0	1,193.4
Net income	397.6	421.7	547.7	585.0
Net income per basic share	1.12	1.05	1.32	1.41
Net income per diluted share	1.11	1.04	1.31	1.40

Year ended December 31, 2007
Revenues	$2,165.7	$2,384.9	$2,579.5	$2,658.9
Gross Profit	615.0	683.8	740.3	791.1
Net income	275.9	318.5	366.0	376.7
Net income per basic share	0.78	0.90	1.03	1.06
Net income per diluted share	0.78	0.89	1.02	1.05

SCHEDULE II
NATIONAL OILWELL VARCO, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

		Additions	Charge off ’s
	Balance	(Deductions) charged	and	Balance
	beginning of year	to costs and expenses	other	end of year
		(in millions)
Allowance for doubtful accounts:
2008	$44.8	$24.5	$3.4	$72.7
2007	30.4	16.2	(1.8)	44.8
2006	17.4	17.3	(4.3)	30.4

Allowance for excess and obsolete inventories:
2008	$99.3	$27.1	$(3.2)	$123.2
2007	86.1	33.9	(20.7)	99.3
2006	56.8	36.9	(7.6)	86.1

Valuation allowance for deferred tax assets:
2008	$14.4	$(0.4)	$(3.6)	$10.4
2007	6.8	2.6	5.0	14.4
2006	1.9	2.7	2.2	6.8

Warranty reserve:
2008	$91.5	$77.4	$(55.0)	$113.9
2007	57.3	78.2	(44.0)	91.5
2006	24.9	54.2	(21.8)	57.3

EXHIBIT INDEX
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4).

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1).

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9).

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2).

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2).

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3).

10.4	National Oilwell Varco Long-Term Incentive Plan (5)*.

10.5	Form of Employee Stock Option Agreement (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement (Exhibit 10.2) (6).

10.7	Form of Performance-Based Restricted Stock (18 Month) Agreement (Exhibit 10.1) (7).

10.8	Form of Performance-Based Restricted Stock (36 Month) Agreement (Exhibit 10.2) (7).

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10).

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008, of Clay Williams and National Oilwell Varco (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco (Exhibit 10.5) (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement for management or others

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.