Form 10-K
period 2009-12-31
NATIONAL OILWELL VARCO INC
filed 2010-02-26
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $13.7 billion. As of February 16, 2010, there were 418,452,756 shares of the Company’s common stock ($0.01 par value) outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement in connection with the 2010 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K
PART I
ITEM 1. BUSINESS
General
National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider of equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry. The Company conducts operations in over 825 locations across six continents.
On April 21, 2008 we acquired 100% of the outstanding shares of Grant Prideco, Inc. (“Grant Prideco”) for a total purchase price of $7.2 billion of cash and NOV common stock. We have included the financial results of Grant Prideco in our Consolidated Financial Statements beginning on April 21, 2008, the date Grant Prideco common shares were exchanged for National Oilwell Varco common shares and cash. The Grant Prideco operations are included in the Petroleum Services & Supplies segment.
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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; and cranes. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including adding additional operations in the United States, Canada, Norway, the United Kingdom, China, Belarus, India, Turkey, the Netherlands, Singapore, Brazil, and South Korea.
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, Brazil, and the United Arab Emirates.

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
The following table sets forth the contribution to our total revenues of our three operating segments (in millions):

	Years Ended December 31,
	2009	2008	2007
Revenue:
Rig Technology	$8,093	$7,528	$5,745
Petroleum Services & Supplies	3,745	4,651	3,061
Distribution Services	1,350	1,772	1,424
Eliminations	(476)	(520)	(441)

Total Revenue	$12,712	$13,431	$9,789

See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets. We have included a glossary of oilfield terms at the end of Item 1. “Business” of this Annual Report.
Influence of Oil and Gas Activity Levels on the Company’s Business
The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company’s services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well-remediation activity generally spurs demand for the Company’s products and services used to drill and remediate oil and gas wells. Additionally, high levels of oil and gas activity increase cash flows available for drilling contractors, oilfield service companies, and manufacturers of oil country tubular goods to invest in capital equipment that the Company sells.
Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 11% in 2006, 2% in 2007, and 7% in 2008. As a result of higher cash flows realized by many drilling contractors and other oilfield service companies, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases have improved significantly since 2006 and 2007, resulting in higher backlogs for the Company at the end of 2008 compared to the end of 2006 and 2007. However, as a result of the financial crisis and significantly lower commodity prices, the worldwide drilling rig count declined 31% in 2009 and customers were far less willing to commit to major capital equipment purchases in 2009. As a result, our order rates were substantially lower in 2009. Backlog for the Company was approximately $6.4 billion at December 31, 2009 compared to approximately $11.1 billion and $9.0 billion for December 31, 2008 and 2007, respectively.
In 2008 and 2009, most of the Company’s Rig Technology revenue resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally, the Company believes the demand for capital equipment lags increases in the level of drilling activity. Most of the remainder of the Rig Technology segment’s revenue are related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.
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
The willingness of oil and gas operators to make capital investments to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including: the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil price stability through voluntary production limits of oil; the level of oil production by non-OPEC countries; supply and demand for oil and natural gas; general economic and political conditions; costs of exploration and production; the availability of new leases and concessions; access to external financing; and governmental regulations regarding, among other things, environmental protection, climate change, taxation, price controls and product allocations. The willingness of drilling contractors and well servicing companies to make capital expenditures for the type of specialized equipment the Company provides is also influenced by numerous factors over which the Company has no control, including: the general level of oil and gas well drilling and servicing; rig dayrates; access to external financing; outlook for future increases in well drilling and well remediation activity; steel prices and fabrication costs; and government regulations regarding, among other things, environmental protection, taxation, and price controls.
See additional discussion on current worldwide economic environment and related oil and gas activity levels in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview of Oil and Gas Well Drilling and Servicing Processes
Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30-foot joints of drill pipe and specialized drilling components known as downhole tools. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem. Increasingly, drilling is performed using a drilling motor, which is attached to the bottom of the drill stem and provides rotational force directly to the bit, rather than such force being supplied by the rotary table. The use of a drilling motor permits the drilling contractor to drill directionally, including horizontally. The Company sells and rents drilling motors, drill bits, downhole tools and drill pipe through its Petroleum Services & Supplies segment.
During drilling, heavy drilling fluids or “drilling muds” are pumped down the drill stem and forced out through jets in the bit. The drilling mud returns to the surface through the space between the borehole wall and the drill stem, carrying with it the drill cuttings drilled out by the bit. The drill cuttings are removed from the mud by a solids control system (which can include shakers, centrifuges and other specialized equipment) and disposed of in an environmentally sound manner. The solids control system permits the mud, which is often comprised of expensive chemicals, to be continuously reused and re-circulated back into the hole.
Through its Rig Technology segment, the Company sells the large “mud pumps” that are used to pump drilling mud through the drill stem. Through its Petroleum Services & Supplies business, the Company sells transfer pumps and mud pump consumables; sells and rents solids control equipment; and provides solids control, waste management and drilling fluids services. Many operators internally coat the drill stem to improve its hydraulic efficiency and protect it from corrosive fluids sometimes encountered during drilling, and inspect and assess the integrity of the drill pipe from time to time. The Company provides drill pipe inspection and coating services, and applies “hardbanding” material to drill pipe to improve its wear characteristics. These services are provided through the Company’s Petroleum Services & Supplies segment. Additionally, the Company’s Petroleum Services & Supplies segment manufactures and sells drill pipe.
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
The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the wellbore, is accomplished with the rig’s hoisting system. A conventional hoisting system is a block and tackle mechanism that works within the drilling rig’s derrick. The lifting of this mechanism is performed via a series of pulleys that are attached to the drawworks at the base of the derrick. The Company’s Rig Technology segment sells and installs drawworks and pipe hoisting systems. During the course of normal drilling operations, the drill stem passes through different geological formations, which exhibit varying pressure characteristics. If this pressure is not contained, oil, gas and/or water would flow out of these formations to the surface.

The two means of containing these pressures are (i) primarily the circulation of drilling muds while drilling and (ii) secondarily the use of blowout preventers should the mud prove inadequate and in an emergency situation. The Company’s Rig Technology group sells and services blowout preventers (“BOPs”). Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must (i) provide power to the drilling motor, (ii) carry drilled solids to the surface, (iii) protect the drilled formations from being damaged, and (iv) cool the drill bit. Achieving these objectives often requires a formulation specific to a given well and can involve the use of expensive chemicals as well as natural materials such as certain types of clay. The fluid itself is often oil or more expensive synthetic mud. Given this expense, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment such as shale shakers, centrifuges, cuttings dryers, and mud cleaners help accomplish this objective. The Company’s Petroleum Services & Supplies group rents, sells, operates and services this equipment. Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud density is inadequate to maintain sufficient pressure. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby reservoir fluids would flow uncontrolled into the well. To prevent blowouts to the surface of the well, a series of high-pressure valves known as blowout preventers are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations. Therefore, the BOPs are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs have been designed to contain pressures of up to 20,000 psi.
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
Frequently coiled tubing units or wireline units are used to accomplish certain well remediation operations or well completions. Coiled tubing is a recent advancement in petroleum technology consisting of a continuous length of reeled steel tubing which can be injected concentrically into the production tubing all the way to the bottom of most wells. It permits many operations to be performed without disassembling the production tubing, and without curtailing the production of the well. Wireline winch units are devices that utilize single-strand or multi-strand wires to perform well remediation operations, such as lowering tools and transmitting data to the surface. Through the Rig Technology segment, the Company sells and rents various types of coiled tubing equipment, and wireline equipment and tools. The Company also manufactures and sells coiled tubing pipe through its Petroleum Services & Supplies segment.

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
Land Rig Packages. NOV designs, manufactures, assembles, upgrades, and supplies equipment sets to a variety of land drilling rigs, including those specifically designed to operate in harsh environments such as the Arctic Circle and the desert. Our key land rig product names include the Drake Rig, Ideal Rig™ and Rapid Rig ®. NOV’s recent rig packages are designed to be safer and fast moving, to utilize AC technology, and to reduce manpower required to operate a rig.
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

Pipe Handling Tools. The Company’s pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually. The Rig Technology group manufactures various tools used to grip, tochold, raise, and lower pipe, and in the making up and breaking out of drill pipe, workstrings, casing and production tubulars including spinning wrenches, manual tongs, torque wrenches and kelly spinners.
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

Instrumentation. The Company’s Instrumentation business provides drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. In 1999, the Company introduced its RigSense ® Wellsite Information System, which combines leading hardware and software technologies into an integrated drilling rig package. Access of drilling data is provided to offsite locations, enabling company personnel to monitor drilling operations from an office environment, through a secure link. Systems are both sold and rented, and are comprised of hazardous area sensors placed throughout the rig to measure critical drilling parameters; all networked back to a central command station for review, recording and interpretation. The Company offers unique business integration services to directly integrate information into business applications that improves accuracy and assists drilling contractors in managing their drilling business. Reports on drilling activities and processes are now provided from the rig site as a part of the DrillSuite business solution to allow contractors to streamline administration by eliminating manual entry of data, promotes accurate payroll processing and invoicing, and includes asset tracking and preventive maintenance management through its RigMS solution. The real time information provided also allows the Company to advance the drilling process using advanced drilling algorithms and electronic controls such as our Wildcat Auto Drilling System for better execution of the well plan, enhanced rates of penetration, reduced program costs, and improved wellbore quality. Complementing the Company’s surface solutions is a portfolio of Down-Hole Instrumentation (“DHI”) products for both straight-hole and directional markets. Key advancements in this area include the introduction of the Company’s time saving ETotco™ Electronic Drift Recorder, which serves as an electronic equivalent to the traditional mechanical drift tool that the Company has offered since 1929.
Coiled Tubing Equipment. Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can extend several thousand feet in length and is run in and out of the wellbore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck, semi-trailer or skid (steel frames on which portable tocequipment is mounted to facilitate handling with cranes for offshore use) and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the wellbore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to perform workover operations on a live well. The Rig Technology group manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations. Through its acquisition of Rolligon in late 2006, the Company enhanced its portfolio by adding additional pressure pumping and coiled tubing equipment products.
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
Wireline Equipment. NOV’s wireline products include wireline drum units, which consist of a spool or drum of wireline cable, mounted in a mobile vehicle or skid, which works in conjunction with a source of power (an engine mounted in the vehicle or within a separate “power pack” skid). The wireline drum unit is used to spool wireline cable into or out of a well, in order to perform surveys inside the well, sample fluids from the bottom of the well, retrieve or replace components from inside the well, or to perform other well remediation or survey operations. The wireline used may be “slick line”, which is conventional single-strand steel cable used to convey tools in or out of the well, or “electric line”, which contains an imbedded single-conductor or multi-conductor electrical line which permits communication between the surface and electronic instruments attached to the end of the wireline at the bottom of the well.
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
Facilities. The Company conducts Rig Technology manufacturing operations at major facilities in Houston, Galena Park, Sugar Land, Conroe, Cedar Park, Anderson, Fort Worth and Pampa, Texas; Duncan, Oklahoma; Orange, California; Edmonton, Canada; Aberdeen, Scotland; Kristiansand, and Stavanger, Norway; Etten-Leur and Groot-Ammers, the Netherlands; Carquefou, France; Singapore; Lanzhou and Shanghai, China; Jebel Ali, Dubai; and Ulsan, South Korea. For a more detailed listing of significant facilities see Item 2. “Properties”. The Rig Technology group maintains sales and service offices in most major oilfield markets, either directly or through agents.

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
The products of the Rig Technology group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The group’s primary competitors are Access Oil Tools; Aker Solutions AS; American Block; Bomco; Canrig (a division of Nabors Industries); Cavins Oil Tools; Cameron; DenCon Oil Tools; Forum Oilfield Technologies; General Electric; Hitec Drilling Products; Hong Hua; Huisman; IDM; LTI (a division of Rowan Companies); M&I Electric; Tesco Corporation; Wirth M&B GmbH; Stewart & Stevenson, Inc.; Crown Energy Technologies; Huntings, Ltd.; Vanoil; Parveen Industries; and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Rig Technology business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.
Petroleum Services & Supplies
The Company provides a broad range of support equipment, spare parts, consumables and services through the Petroleum Services & Supplies segment. The Petroleum Services & Supplies group sells directly and provides a variety of tubular services, composite tubing, and coiled tubing to oil and gas producers, national oil companies, drilling contractors, well servicing companies, and tubular processors, manufacturers and distributors. These include inspection and reclamation services for drill pipe, casing, production tubing, sucker rods and line pipe at drilling and workover rig locations, at yards owned by its customers, at steel mills and processing facilities that manufacture tubular goods, and at facilities which it owns. The group also provides internal coating of tubular goods at several coating plants worldwide and through licensees in certain locations. Additionally, the Company designs, manufactures and sells high pressure fiberglass and composite tubulars for use in corrosive applications and coiled tubing for use in well servicing applications and connections for large diameter conductor pipe.
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
The Company’s Petroleum Services & Supplies group also provides products and services that are used in the course of drilling oil and gas wells. The Downhole Tools business sells and rents bits, drilling motors and specialized downhole tools that are incorporated into the drill stem during drilling operations (“Downhole Tools”), and are also used during fishing, well intervention, re-entry, and well completion operations. The Wellsite Services business provides products and services such as drilling fluids, highly-engineered solids control equipment, waste handling and treatment, completion fluids, power generation equipment, and other ancillary well site equipment and services. Wellsite Services is also engaged in Barium Sulfate (“barite”) mining operations in the State of Nevada. Barite is an inert powder material used as the primary weighting agent in drilling fluids. Additionally, efficient separation of drill cuttings enables the re-use of often costly drilling fluids. The Pumps & Expendables business provides centrifugal, reciprocating, and progressing cavity pumps and pump expendables (“Pumps & Expendables”) into the global oil and gas and industrial markets.
Solids Control and Waste Management. The Company is engaged in the provision of highly-engineered equipment, products and services which separate and manage drill cuttings produced by the drilling process (“Solids Control”). Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally sound manner.
Fluids Services. The Company acquired the Spirit group of companies in May 2009 (“Spirit”) and Ambar in January 2010. Both are engaged in the provision of drilling fluids, completion fluids and other related services. This division is also engaged in barite mining operations. Drilling fluids are designed and used to maintain well bore stability while drilling, control downhole pressure, drill bit lubrication, and as a drill cuttings displacement medium. Completion fluids are used to clean the well bore and stimulate production.
Portable Power. The acquisition of Welch Sales and Service, Inc. in 2008 placed Wellsite Services in the power generation and temperature control business. The Portable Power division provides rental equipment for use in the upstream oil and gas industry, refinery and petrochemical, construction, events, disaster relief and other industries.

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
In addition to our TK® coatings, we also have complementary corrosion control products and services including TK® Liners, TuboWrap™, and KC-IPC Connections. TK Liners are fiberglass-reinforced tubes which are inserted into steel line pipe. This safeguards the pipe against corrosion and extends the life of the pipeline. In conjunction with the Thru-Kote® connection system customers can weld a sleeve for a continuous fiberglass lined pipeline. Tubo-Wrap™ is a high performance external coating that protects the pipe during installation and from corrosion once the pipeline is in place. KC-IPC Connections use a modified American Petroleum Institute (“API”) coupling to create a “gas-tight” seal that prevents corrosion and turbulence in the critical connections of tubulars while protecting the internal plastic coating at the highly loaded contact points.
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
Machining Services. In 2005, we acquired Turner Oilfield Services and expanded our product offering into thread repair, tool joint rebuilding and sub manufacturing. Since then we have made strategic acquisitions of Hendershot and Mid-South and have expanded our machining services internally to develop a “one-stop-shop” concept for our drill pipe customers. Thread repair services include rotary shouldered and premium connections. We are licensed to perform thread repair services for API and proprietary connections. Tool joint rebuilding is a unique process to restore worn drill pipe tool joints, drill collars and heavy weight drill pipe to the original specifications to extend the service life of those assets. We manufacture downhole tools and are API licensed for this process in several locations.
In November 2009, we acquired South Seas Inspection (S) Pte. Ltd., (“SSI”) and certain assets of its Brazilian affiliate. SSI provides a wide array of oilfield services including rig and derrick construction, derrick inspection and maintenance, drops surveys and load testing at the rig through the use of rope access technicians. This acquisition adds multiple new services and allows us to grow this business by leveraging existing relationships and infrastructure. These operations are based out of Singapore with branch offices in Baku, Azerbaijan and Aktau, Kazkhstan as well as a representative office in Vietnam. The highly trained workforce is completely mobile and provides these services worldwide.
Mill Systems and Sales. The Company engineers and fabricates inspection equipment for steel mills, which it sells and rents. The equipment is used for quality control purposes to detect defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company.

Drill Pipe Products. The Company manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (i) drill pipe, (ii) drill collars and heavyweight drill pipe and (iii) drill stem accessories including tool joints. Drill pipe is the principal tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 30,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.
When a drilling rig is operating, motors mounted on the rig rotate the drill pipe and drill bit. In addition to connecting the drilling rig to the drill bit, drill pipe provides a mechanism to steer the drill bit and serves as a conduit for drilling fluids and cuttings. Drill pipe is a capital good that can be used for the drilling of multiple wells. Once a well is completed, the drill pipe may be used again and again to drill other wells until the drill pipe becomes damaged or wears out.
In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. A majority of the drill pipe we sell is required to meet specifications exceeding minimum API standards. We offer a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. Our premium drilling products include our proprietary lines of XT® and TurboTorqueTM connections and large diameter drill pipe that delivers hydraulic performance superior to standard sizes.
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
NOV IntelliServ. NOV IntelliServ is a joint venture between the Company and Schlumberger, Ltd. in which the Company holds a 55% interest and maintains operational control. NOV IntelliServ provides wellbore data transmission services that enable high-speed communication up and down the drill string throughout drilling and completion operations that are undertaken during the construction of oil and gas wells. NOV IntelliServ’s core product, “The IntelliServ® Broadband Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into our premium drilling tubulars to enable data transmission rates that are currently up to 20,000 times faster than mud pulse, the current industry standard. The IntelliServ® Broadband Network also permits virtually unlimited real-time actuation of drilling tools and sensors at the bottom of the drill string, a process that conventionally requires the time consuming return of tools to the surface. NOV IntelliServ offers its products and services on a rental basis to oil and gas operators.
Voest-Alpine Tubulars (“VAT”). VAT is a joint venture between the Company and the Austrian based Voestalpine Group. The Company has a 50.01% investment in the joint venture which is located in Kindberg, Austria. VAT owns a tubular mill with an annual capacity of approximately 380,000 metric tons and is the primary supplier of green tubes for our U.S. based production. In addition to producing green tubes, VAT produces seamless tubular products for the OCTG market and non-OCTG products used in the automotive, petrochemical, construction, mining, tunneling and transportation industries.
Fiberglass & Composite Tubulars. When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name “Star®”, and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Through acquisitions and investments in technologies, the Company has extended its fiberglass and composite tubing offering into industrial and marine applications, in addition to its oilfield market.
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
NOV Downhole. The NOV Downhole business unit combines a wide array of drilling and intervention tool product lines with the drill bit, coring services, borehole enlargement and drilling dynamics/drilling optimization service lines previously consolidated within the ReedHycalog business unit of Grant Prideco.
The broad spectrum of bottom hole assembly (“BHA”) components offered by NOV Downhole is unique within the industry and is the result of National Oilwell Varco’s strategic consolidation of several key acquisitions, including: NQL Energy Services, Inc., a leading manufacturer and provider of downhole drilling tools; Gammaloy Holdings, L.P., a manufacturer and provider of non-magnetic drill collars and other related products; and the ReedHycalog, Corion, and Andergauge business units of Grant Prideco, a global leader in the design, manufacture and provision of drill bits, variable gauge stabilizers, hydraulically and mechanically actuated under-reamers, specialty coring services and downhole vibration mitigation services.
NOV Downhole manufactures fixed cutter and roller cone drill bits and services its customer base through a technical sales and marketing network in virtually every significant oil and gas producing region of the world. It provides fixed-cutter bit technology under various brand names including TReX®, Raptor™, SystemMatched™ and Rotary Steerable. One of its most significant fixed cutter drill bit innovations is the TReX, Raptor, and Duraforce family of cutter technologies which significantly increase abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge that produces drilling results that exceed conventional standards for polycrystalline diamond (“PDC”) bit performance.
The Company produces roller-cone bits for a wide variety of oil and gas drilling applications. Roller-cone bits consist of three rotating cones that have cutting teeth, which penetrate the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe. This cutting mechanism, while less efficient than fixed-cutter bits, is more versatile in harder formations, or where the geology is changing. We manufacture roller-cone bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations. We also manufacture a unique patented line of bits using a powder-metal forging technology sold under the brand TuffCutter™. We market our roller-cone products and technology globally under various brand names including RockForce™, Titan™ and TuffCutter™.
NOV Downhole designs, manufacturers and services a wide array of downhole motors used in straight hole, directional, slim hole, and coiled tubing drilling applications. These motors are sold or leased under the NOV Downhole brand name. The Company also maintains a wide variety of motor power sections, including its proprietary PowerPlus™ and HemiDril™ rotors and stators which it incorporates into its own motors as well as sells to third parties. Downhole drilling motors utilize hydraulic horsepower from the drilling fluid pumped down the drill stem to develop torque at the bit. Motors are capable of achieving higher rotary velocities than can generally be achieved using conventional surface rotary equipment. Motors are often used in conjunction with high speed PDC bits to improve rates of penetration.
The NOV Downhole group also manufactures and sells drilling jars and fishing tools, which are marketed under the GriffithTM and Bowen ® brand names. Drilling jars are placed in the drill string, where they can be used to generate a sudden, jarring motion to free the drill string should it become stuck in the wellbore during the drilling process. This jarring motion is generated using hydraulic and/or mechanical force provided at the surface. In the event that a portion of the drill string becomes stuck and cannot be jarred loose, fishing tools are run into the wellbore on the end of the drill string to retrieve the portion that is stuck.
Through its Coring Services business line, NOV Downhole offers coring solutions that enable the extraction of actual rock samples from a drilled well bore and allow geologists to examine the formations at the surface. One of the coring services utilized is NOV’s unique Corion Express® system which allows the customer to drill and core a well without tripping pipe. Corion Express utilizes wireline retrievable drilling and coring elements which allow the system to transform from a drilling assembly to a coring assembly and also to wireline retrieve the geological core. This capability enables customers to save significant time and expense during the drilling and coring process.
NOV Downhole offers a wide variety of industry leading technologies to enable customers to enlarge the diameter of a drilled hole below a restriction (typically a casing string) via its Borehole Enlargement business line. Borehole enlargement services are typically utilized in deep water drilling where customers wish to maximize the size of each successive casing string in order to preserve a relatively large completion hole size through which to produce hydrocarbons from the reservoir. Borehole enlargement is also employed where customers wish to reduce the fluid velocity and pressure within the well-bore annulus to reduce the risk of formation erosion or accidental fracture. NOV Borehole Enlargement provides bi-centered drill bits, expandable reamers (marketed under the AnderReamer™ brand name) and associated equipment along with well-site service technicians who deliver 24 hour support during hole enlargement operations.

NOV Downhole offers drilling optimization services via its Advanced Drilling Solutions (“ADS”) business line. ADS services incorporate various downhole vibration measurement and mitigation tools along with dedicated, highly trained personnel who interpret such data and provide drilling parameter guidance intended to improve drilling efficiency and reduce drilling risk.
Pumps & Expendables. The Company’s Pumps & Expendables business designs, manufactures, and sells pumps that are used in oil and gas drilling operations, well service operations, production applications, as well as industrial applications. These pumps include reciprocating positive displacement and centrifugal pumps. High pressure mud pumps are sold within the Rig Technology segment. These pumps are sold as individual units and unitized packages with drivers, controls and piping. This group also manufactures fluid end expendables (liners, valves, pistons, and plungers), fluid end modules and a complete line of dies and inserts for pipe handling. The group offers popular industry brand names like Wheatley, Gaso, and Omega reciprocating pumps, acquired in 2000; Halco Centrifugal Pumps, acquired in 2002; Petroleum Expendable Products (“PEP”), acquired in 1997; and Phoenix Energy Products, acquired in 1998.
The group also manufactures a line of commodity and high end valves, chokes, and flow line equipment used in both production and drilling applications. Additionally these products are used in the fabrication of choke and kill standpipe, cement, and production manifolds. The group manufactures its pump products in Houston, Odessa and Marble Falls, Texas; Tulsa and McAlester, Oklahoma; Scott, Louisiana; Newcastle, England; Dehradun, India and Buenos Aires, Argentina.
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
Customers and Competition. Customers for the Petroleum Services & Supplies’ tubular services include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, steel mills, and other industrial companies. The Company’s competitors include, among others, Ameron International Corp; EDO Corporation; ShawCor Ltd.; Smith International, Inc.; Frank’s International; Inc.; Baker Hughes Incorporated; Halliburton Company; Weatherford International Ltd.; Patterson Tubular Services; Vallourec & Mannesmann; and Precision Tube (a division of Tenaris). In addition, the group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations that may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting this business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.
The primary customers for drilling services offered by the Petroleum Services & Supplies group include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in drilling services include Smith International (“SWACO”); Baker Hughes Incorporated; Halliburton Company; Derrick Manufacturing Corp.; Fluid Systems; Oil Tools Pte. Ltd; Peak Energy Services, Ltd.; Varel; United Diamond; Roper; Robbins & Myers; Southwest Oilfield Products; and a number of regional competitors. The Petroleum Services & Supplies group sells drilling services into highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in this market, and that the principal competitive factors affecting the business are performance, quality, reputation, customer service, product availability and technology, breadth of product line and price.

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
Approximately 70% of the Distribution Services group’s sales in 2009 were in the United States and Canada. The remainder comes from key international markets in Latin America, the North Sea, Middle East, Africa and the Far East. The Distribution Services group has now expanded into oilfields in over 20 countries. Approximately 23% of Distribution Services revenues are from the resale of goods manufactured by other segments within the Company and the balance are sales of goods manufactured by third parties.
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

2009 Acquisitions and Other Investments
In 2009, the Company made the following acquisitions and outside investments:

Acquisition	Form	Operating Segment	Date of Transaction
ASEP Group Holding B.V.	Stock	Rig Technology	April 2009
ANS (1001) Ltd. (“Anson”)	Stock	Petroleum Services & Supplies	April 2009
Spirit Drilling Fluids Ltd.	Asset	Petroleum Services & Supplies	May 2009
Spirit Minerals L.P.	Asset	Petroleum Services & Supplies	May 2009
Rincon de los Sauces Inspection Operation	Asset	Petroleum Services & Supplies	June 2009
Western Thunderhorse	Asset	Petroleum Services & Supplies	September 2009
South Seas Inspection	Stock	Petroleum Services & Supplies	November 2009
Hochang Machinery Industries Co., Ltd.	Stock	Rig Technology	December 2009
Stork MSW	Stock	Petroleum Services & Supplies	December 2009
The Company paid an aggregate purchase price of $573 million, net of cash acquired for acquisitions and outside investments in 2009. In September 2009, the Company sold 45 percent of certain of its IntelliServ operations and created the IntelliServ Joint Venture (“IntelliServ”). IntelliServ provides drilling technology that enables downhole drilling conditions to be measured, evaluated and monitored.
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
In Canada, the Petroleum Services & Supplies segment has typically realized high first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In past years, certain Canadian businesses within Petroleum Services & Supplies and Distribution Services have declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity (“Canadian Breakup”). However, these businesses have typically rebounded in the third and fourth quarter. Petroleum Services & Supplies activity in both the U.S. and Canada sometimes increases during the third quarter and then peaks in the fourth quarter as operators spend the remaining drilling and/or production capital budgets for that year. Petroleum Services & Supplies revenues in the Rocky Mountain region sometimes decline in the late fourth quarter or early first quarter due to harsh winter weather. The segment’s fiberglass and composite tubulars business in China has typically declined in the first quarter due to the impact of weather on manufacturing and installation operations, and due to business slowdowns associated with the Chinese New Year.
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
The Company’s foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East, Africa and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any material problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. As discussed in the Executive Summary, the Venezuelan government devalued its currency in 2010. See Note 15 to the Consolidated Financial Statements for information regarding geographic revenue information.
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
As of December 31, 2009, the Company held a substantial number of United States patents and had several patent applications pending. Expiration dates of such patents range from 2010 to 2027. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.
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

Engineering and Manufacturing
The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability and price of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Primary manufacturing facilities for the Rig Technology segment are located in Houston, Galena Park, Sugar Land, Conroe, Cedar Park, Anderson, Fort Worth and Pampa, Texas; Duncan, Oklahoma; Orange, California; Edmonton, Canada; Aberdeen, Scotland; Kristiansand, and Stavanger, Norway; Etten-Leur and Groot-Ammers, the Netherlands; Carquefou, France; Singapore; Lanzhou and Shanghai, China; Jebel Ali, Dubai; and Ulsan, South Korea.
The Company’s Petroleum Services & Supplies segment manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing services. Downhole tools are manufactured at facilities in Houston, Texas; Manchester, England; Jebel Ali, Dubai; and Singapore. Drill Bits are manufactured at facilities in Conroe, Texas; Stonehouse, U.K; and Jurong, Singapore. Drill Stem technology development and drill pipe are manufactured at facilities in Navasota, Texas; Veracruz, Mexico; Jurong, Singapore; and Baimi Town, Jiangyan and Jiangsu, China facilities. Solids control equipment and screens are manufactured at facilities in Houston and Conroe, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Trinidad; Shah Alum and Puncak Alam, Malaysia; and Macae, Brazil. Pumps are manufactured at facilities in Houston, Odessa and Marble Falls, Texas; McAlester and Tulsa, Oklahoma; Manchester and Newcastle, England; Melbourne, Australia; and Buenos Aires, Argentina. The IntelliServ Group manufactures or assembles equipment in Provo, Utah. The group manufactures tubular inspection equipment and tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Celle, Germany; Singapore; and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at facilities in San Antonio, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; and Harbin and Suzhou, China facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers. Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API, APEX and ASME.
Raw Materials
The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. The Company experienced higher steel prices and greater difficulty securing necessary steel supplies in 2004 and 2005 than it experienced during the preceding several years. In 2006 and 2007, the price for mild steel and standard grades stabilized while specialty alloy prices continued to rise driven primarily by escalation in the price of the alloying agents. However, toward the end of 2007, the Company began to see price escalations in all grades of steel that continued into 2008. During 2008, steel prices stabilized and the Company began to experience some declines in steel prices late in 2008 and throughout 2009. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, NOV continued to expand its supply base in 2006, 2007 and 2008 throughout the world to address our customers’ needs. The steel price declines that NOV experienced in later 2008 continued through most of 2009. In the later part of 2009 the rate of decline slowed due to some offsetting pressure from increased costs of alloying agents. In 2010, NOV expects flat to slight increases in steel pricing. Higher prices and lower availability of steel and other raw material the Company uses in its business may adversely impact future periods.
Backlog
The Company monitors its backlog of orders within its Rig Technology segment to guide its planning. Backlog includes orders greater than $250,000 for most items and orders for wireline units in excess of $75,000, and which require more than three months to manufacture and deliver.
Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Our backlog for equipment at December 31, 2009, 2008 and 2007 was $6.4 billion, $11.1 billion and $9.0 billion, respectively.
Employees
At December 31, 2009, the Company had a total of 36,802 employees, of which 4,379 were temporary employees. Approximately 104 employees in the Company’s fiberglass tubulars plant in Little Rock, Arkansas, and 110 employees of the Company’s downhole tools product line in Houston and Conroe, Texas, are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements.

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
Oil and gas prices have been volatile since 1972. In general, oil prices approximated $18-$22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-$100 per barrel since 2000. In 2008, oil prices were extremely volatile — oil prices rose to $147 per barrel in July 2008 only to fall into the $35-$45 per barrel range in December 2008. In 2009, oil prices continued to be volatile, rising from the $30 per barrel range to the $70 per barrel range during the year. Spot gas prices generally ranged between $1.80-$2.60 per mmbtu of gas from 1991 through 1999 then experienced severe spikes into the $10 range in 2001 and 2003. Absent occasional spikes and dips due to imbalances in supply and demand, prices have generally ranged between $4.50-$12.00 per mmbtu during 2005-2008. In 2009, spot gas prices continued to be volatile, dropping into the $3 per mmbtu range during the year.
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
Events in 2008 and 2009 constrained credit markets and sparked a serious global banking crisis. The slowdown in worldwide economic activity caused by the global recession reduced demand for energy and resulted in lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices will reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition. Furthermore, many of our customers access the credit markets to finance their oil and natural gas drilling activity. If the recent crisis and recession reduce the availability of credit to our customers, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services. Any such reduction in spending by our customers could adversely impact our operating results and financial condition.
There are risks associated with certain contracts for our drilling equipment.
As of December 31, 2009, we had a backlog of approximately $6.4 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology group. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market or subject us to contractual penalties:
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
The Company’s existing contracts for rig equipment generally carry significant down payment and progress billing terms favorable to the ultimate completion of these projects and do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects.
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
Approximately 73% of our revenues in 2009 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, Latin America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.
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
We have received federal grand jury subpoenas and subsequent inquiries from governmental agencies requesting records related to our compliance with export trade laws and regulations. We have cooperated fully with agents from the Department of Justice, the Bureau of Industry and Security, the Office of Foreign Assets Control, and U.S. Immigration and Customs Enforcement in responding to the inquiries, and we have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations. As a result of our internal review and in an effort to prevent any future compliance issues of this nature, we have reviewed and are in the process of enhancing our compliance procedures and training.

The results of our operations are subject to market risk from changes in foreign currency exchange rates.
We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, the Euro, the British pound sterling, the Norwegian krone and the South Korean won. Approximately 73% of our 2009 revenue was derived from sales outside the United States. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We use derivative financial instruments to mitigate our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $2,850 million (with a fair value of $49 million) as of December 31, 2009 to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.
An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.
The Company has approximately $5.5 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2009. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
See additional discussion on “Goodwill and Other Indefinite — Lived Intangible Assets” in Critical Accounting Estimates of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.
Environmental advocacy groups and regulatory agencies in the United States and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely impact our operations and financial condition. The U.S. Congress is currently working on legislation to control and reduce emissions of greenhouse gases in the United States, which includes establishing cap-and-trade programs. In addition to the pending climate legislation, the U.S. Environmental Protection Agency has proposed regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities, and may issue final rules this year. These changes in the legal and regulatory environment could reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.
The Company had revenues of 16.6% of total revenue from one of its customers for the year ended December 31, 2009.
The loss of this customer or a significant reduction in its purchases could adversely affect our future revenues and earnings.

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raise and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (“PDCs”). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a reel, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

FPSO	A Floating Production Storage and Offloading vessel used to receive hydrocarbons from subsea wells, and then produce and store the hydrocarbons until they can be offloaded to a tanker or pipeline.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Hydraulic Fracturing	The process of creating fractures in a formation by pumping fluids, at high pressures, into the reservoir, which allows or enhances the flow of hydrocarbons.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1. In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2. In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3. In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four- or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four- or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2.5 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	Equipment used in: 1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal desorption	The process of removing drilling mud from cuttings by applying heat directly to drill cuttings.

Tiebacks (Subsea)	A series of flowlines and pipes that connect numerous subsea wellheads to a single collection point.

Top drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble cost	Costs incurred as a result of unanticipated complications while drilling a well. These costs are often referred to as contingency costs during the planning phase of a well.

Well completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Wellhead	The termination point of a wellbore at surface level or subsea, often incorporating various valves and control instruments.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well workover	The performance of one or more of a variety of remedial operations on a producing oil well to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owned or leased over 825 facilities worldwide as of December 31, 2009, including the following principal manufacturing, service, distribution and administrative facilities:

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Rig Technology:
Lanzhou, China	Manufacturing Plant (Drilling Equipment) & Administrative Offices)	945,836	44	Building Owned*	10/20/2020
Pampa, Texas	Manufacturing Plant	549,095	500	Owned
Houston, Texas	Manufacturing Plant of Drilling Equipment	424,925	33	Leased	4/30/2014
Ulsan, South Korea	Fabrication of Drilling Equipment	380,068	51	Owned
Houston, Texas	Bammel Facility, Repairs, Service, Parts, Administrative & Sales Offices	377,750	19	Leased	6/30/2022
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	368,450	34	Owned
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	233,173	24	Owned
Sugar Land, Texas	Manufacturing Plant, Warehouse & Administrative Offices	223,345	24	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	40	Owned
Carquefou, France	Manufacturing Plant of Offshore Equipment	213,000		Owned
Galena Park, Texas	Manufacturing Plant (Drilling Rigs & Components) & Administrative Offices	191,913	22	Owned
Aberdeen, Scotland	Pressure Control Manufacturing, Administrative & Sales Offices	188,200	5	Leased	8/31/2018
Houston, Texas	Manufacturing Plant of Drilling Rigs & Components, Admin & Sales Offices	170,040	11	Owned
Kristiansand, Norway	Warehouse & Administrative/Sales Offices	167,200	1	Owned
Orange, California	Manufacturing & Office Facility	158,268	9	Building Owned*	12/31/2012
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	149,605	3	Leased	1/5/2024
Anderson, Texas	Rolligon Manufacturing Facility, Administrative & Sales Offices	145,727	77	Leased	11/6/2011
Houston, Texas	Administrative Offices (Westchase)	125,494	4	Leased	9/30/2020
Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	93,800	14	Owned
Conroe, Texas	Manufacturing Plant, Administrative & Sales Offices	86,909	13	Leased	1/7/2022
Molde, Norway	Manufacturing Facility of Drilling Equipment	78,000	1	Owned
Etten Leur, Netherlands	Manufacturing Plant & Sales Offices (Drilling Equipment)	75,000	6	Owned
Shanghai, China	Inspection, assembly & testing of rig equipment	74,244	3	Owned
Sogne, Norway	Warehouse and Offices	70,959	4	Leased	12/31/2017
Edmonton, Canada	Manufacturing Plant (Drilling Machinery & Equipment)	70,346	18	Owned
Stavanger, Norway	Manufacturing Facility of Drilling Equipment	41,333	1	Leased	6/1/2010
Jebel Ali, Dubai	Repair & Overhaul of Drilling Equipment), Warehouse & Sales Office	31,633	2	Owned
Aracaju, Brazil	Fabrication of Drilling Equipment	11,195	1	Leased	8/31/2010
New Iberia, Louisiana	Riser Repair Facility	10,000	2	Leased	M-T-M

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Petroleum Services & Supplies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	341,800	35	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400	42	Leased	M-T-M
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Offices	300,000	50	Owned
Little Rock, Arkansas	Manufacturing Facility of Fiber Glass Products	271,924	44	Owned
Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319	14	Leased	3/31/2018
Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse & Offices	238,428	26	Owned
Durham, England	Manufacturing Facility, Warehouse &	183,100	13	Leased	3/30/2066
	Administrative Offices
Jebel Ali Free Zone, Dubai	Manufacturing Facility of Downhole Tools,	180,000	1	Leased	1/29/2021
	Distribution Warehouse
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	35	Owned
McAlester, Oklahoma	Manufacturing Facility of Pumps, Service &	139,359	25	Owned
	Administrative Offices
San Antonio, Texas	Manufacturing Facility of Fiber Glass Products	120,084	20	Owned
Edmonton, Canada	Manufacturing Facility, Repairs, Assembly, Warehouse & Administrative Offices	112,465	11	Owned
Jurong, Singapore	Manufacturing Plant of Roller Cone Drill Bits, Shop, Warehouse & Administrative Offices	109,663	5	Leased	5/15/2011
Provo, Utah	Manufacturing Facility of Drilling Products, Fabrication, Warehouse & Administrative Offices	109,026	15	Owned
Aberdeenshire, Scotland	Solids Control Manufacturing Facility,	107,250	6	Owned
	Assembly, Administrative & Sales Offices
Larose, Louisiana	Generator Rentals & Service, Assembly, Warehouse & Administrative Offices	72,993	11	Leased	6/30/2016
Stonehouse, U.K.	Manufacturing Facility, Inspection Plant &	71,000	4	Owned
	Premium Threading Shop
Groot-Ammers, Netherlands	Workshop, Warehouse & Offices	61,859	3	Leased	12/31/2018
Beaumont, Texas	Pipe Threading Facility, Fabrication, Warehouse & Administrative Offices	42,786	40	Owned
Dubai	Service Facility of Solids Control Equipment, Screens & Spare Parts, Inventory Warehouse, Sales, Rentals & Administrative Offices	14,569	1	Leased	10/31/2012
Rio de Janeiro, Brazil	Service and Repair Center, and Distribution Operations	12,116	1	Leased	M-T-M

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Distribution:
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	244,000	11	Owned
Houston, Texas	Distribution and Warehouse	120,423	19	Building Owned*	12/31/2021
Lloydminster, Canada	Lloydminster Distribution Operations; Applied	114,100	23	Leased	5/31/2019
	Products Facility
Edmonton, Canada	Redistribution Center	100,000	7	Leased	1/31/2014

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased	5/31/2017

*	Building owned but land leased.
We own or lease more than 145 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, and approximately 215 distribution service centers, and 465 service centers that provide inspection and equipment rental worldwide.
ITEM 3. LEGAL PROCEEDINGS
We have various claims, lawsuits and administrative proceedings that are pending or threatened, all arising in the ordinary course of business, with respect to commercial, product liability and employee matters. Although no assurance can be given with respect to the outcome of these or any other pending legal and administrative proceedings and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 12 to the Consolidated Financial Statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE.

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common stock sale price:
High	$33.64	$40.08	$44.38	$49.82	$76.81	$91.55	$90.43	$47.06
Low	$22.35	$29.27	$29.55	$40.89	$51.49	$60.17	$45.61	$17.86
Cash dividends per share	$—	$—	$—	$1.10	$—	$—	$—	$—
As of February 16, 2010, there were 3,204 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher.
On November 11, 2009 National Oilwell Varco’s Board of Directors approved a special one-time cash dividend of $1.00 per share of common stock along with the commencement of a regular quarterly dividend of $0.10 per share. The special cash dividend and the first quarterly dividend were paid on December 16, 2009 to each stockholder of record on December 2, 2009. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
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
The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2004 in National Oilwell Varco, Inc., the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among National Oilwell Varco, Inc., The S&P 500 Index
And The S&P Oil & Gas Equipment & Services Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
National Oilwell Varco, Inc.	100.00	177.67	173.36	416.32	138.51	256.26
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Oil & Gas Equipment & Services	100.00	148.56	171.65	253.87	103.64	165.61

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008 (1)	2007	2006	2005 (2)
	(in millions, except per share data)
Operating Data:
Revenue	$12,712	$13,431	$9,789	$7,026	$4,645
Operating profit	2,315	2,918	2,044	1,111	477
Income before taxes	2,208	2,961	2,029	1,049	430
Net income attributable to Company	$1,469	$1,952	$1,337	$684	$287

Net income per share
Basic	$3.53	$4.91	$3.77	$1.95	$0.92

Diluted	$3.52	$4.90	$3.76	$1.93	$0.91

Cash dividends per share	$1.10	$—	$—	$—	$—

Other Data:
Depreciation and amortization	$490	$402	$214	$161	$115
Capital expenditures	$250	$379	$252	$200	$105

Balance Sheet Data:
Working capital	$5,424	$4,034	$3,567	$2,300	$1,811
Total assets	$21,532	$21,479	$12,115	$9,019	$6,679
Long-term debt, less current maturities	$876	$870	$738	$835	$836
Total Company stockholders’ equity	$14,113	$12,628	$6,661	$5,024	$4,194

(1)	Financial results of Grant Prideco have been included in our Consolidated Financial Statements beginning April 21, 2008, the date the Grant Prideco merger was completed and each of Grant Prideco’s common shares were exchanged for .4498 shares of our common stock and $23.20 in cash. Financial information for prior periods and dates may not be comparable with 2008 due to the impact of this business combination on our financial position and results of operation. See Note 3 to the Consolidated Financial Statements for a description of the Grant Prideco merger and related adjusted financial information.

(2)	Financial results of Varco International, Inc. (“Varco”) have been included in our Consolidated Financial Statements beginning March 11, 2005, the date the Varco merger was completed and Varco common shares were exchanged for our common shares. Financial information for other periods may not be comparable with 2005 due to the impact of this business combination on our financial position and results of operation. Results for the year ended December 31, 2005 include integration costs associated with the Varco merger of $32 million and stock-based compensation costs of $16 million related to the amortization expense of options assumed in the Varco merger.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General Overview
The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in over 825 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; provide expendables and spare parts used in conjunction with our large installed base of equipment; and provide supply chain management services through our distribution network. We also manufacture coiled tubing, manufacture high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.
Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See “Risk Factors”. We conduct our operations through three business segments: Rig Technology, Petroleum Services & Supplies and Distribution Services. See Item 1. “Business” for a discussion of each of these business segments.
Operating Environment Overview
Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				%	%
				2009 v	2009 v
	2009*	2008*	2007*	2008	2007
Active Drilling Rigs:
U.S.	1,086	1,878	1,767	(42.2%)	(38.5%)
Canada	221	379	344	(41.7%)	(35.8%)
International	997	1,079	1,005	(7.6%)	(0.8%)

Worldwide	2,304	3,336	3,116	(30.9%)	(26.1%)

West Texas Intermediate Crude Prices (per barrel)	$61.65	$99.63	$72.33	(38.1%)	(14.8%)

Natural Gas Prices ($/mmbtu)	$3.95	$8.86	$6.97	(55.4%)	(43.3%)

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2009 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
The average price per barrel of West Texas Intermediate Crude was $61.65 per barrel in 2009, a decrease of 38.1% over the average price for 2008 of $99.63 per barrel. Average natural gas prices were $3.95 per mmbtu, a decrease of 55.4% compared to the 2008 average of $8.86 per mmbtu. Lower oil prices led to reduced rig activity worldwide, decreasing 30.9% for the full year in 2009 compared to 2008. Average crude oil prices for the fourth quarter of 2009 was $76.06 per barrel and natural gas was $4.34 per mmbtu.
At February 5, 2010, there were 1,335 rigs actively drilling in the U.S., compared to 1,189 rigs at December 31, 2009; an increase of 12.3% from year-end 2009 levels. The price of oil and gas had dropped to $71.15 per barrel and $5.52 per mmbtu, respectively, at February 5, 2010 representing 10.4% (oil) and 5.2% (gas) declines from the end of 2009.

EXECUTIVE SUMMARY
National Oilwell Varco produced $1.5 billion in net income or $3.52 per fully diluted share in 2009. Revenues of $12.7 billion declined five percent from 2008 as stated, but declined nine percent when including full-year 2008 pro forma sales for Grant Prideco, which the Company acquired in April 2008. Operating profit was $2.3 billion in 2009, compared to $2.9 billion in 2008. Generally 2009 was a more challenging year than 2008, as a worldwide recession led to lower demand for oil and gas and lower commodity prices, which led in turn to lower oil and gas drilling activity. This development negatively affected many of our businesses, but was partly offset by results from our Rig Technology segment which carried a high level of contracted work into the year, and produced higher year-over-year revenues. Profitability was adversely affected by intangible asset impairment, transaction, voluntary early retirement and other restructuring charges in 2009 that totaled $234 million pre-tax or $0.37 per dilutive share after tax. Excluding these items earnings would have been $3.89 per diluted share.
For its fourth quarter ended December 31, 2009, National Oilwell Varco generated earnings of $394 million or $0.94 per fully diluted share, on revenues of $3.1 billion. Compared to the fourth quarter of 2008 revenue declined 18 percent and net income attributable to the Company declined 33 percent. Compared to the third quarter of 2009 revenue increased two percent and net income attributable to the Company increased two percent. Fourth quarter 2009 operating profit was $622 million or 19.8 percent of sales, compared to $618 million or 20.0 percent of sales in the third quarter of 2009, and $877 million or 23.0 percent of sales in the fourth quarter of 2008, excluding transaction and restructuring charges from all periods. Year-over-year quarterly declines across all segments were a result of lower activity and pricing in most oilfield markets. The modest sequential improvement in the fourth quarter of 2009 was driven by higher sequential activity in North American markets driving better results from the Company’s Petroleum Services & Supplies and Distribution Services segments, offset by slightly lower results from Rig Technology.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks have responded vigorously, but credit and financial markets have not yet fully recovered, and a credit-driven worldwide economic recession deepened during the second quarter. Asset and commodity prices, including oil and gas prices, have declined sharply. After rising steadily for six years to peak at around $147 per barrel earlier in 2008, oil prices collapsed back to average $42.91 per barrel during the first quarter of 2009, but have been recovering steadily to average $76.06 per barrel during the fourth quarter of 2009. Higher oil and gas prices over the past several years led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability.
The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June 2009. Rig count has increased to 1,335 in February 2010, and averaged 1,108 rigs during the fourth quarter of 2009. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity earlier in the year, but drilling appears to be recovering across North America as gas prices firmed above $4.00 per mmbtu (the fourth quarter average was $4.34 per mmbtu). Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 986 in September 2009, but recently climbing back to 1,047 in January 2010. During the year the Company saw its Petroleum Services & Supplies and its Distribution Services margins affected most acutely by a drilling downturn, through both volume and price declines; nevertheless, both of these segments saw prices stabilize and revenues recover modestly from the third quarter to the fourth quarter. The Company’s Rig Technology segment was less impacted through the year owing to its high level of contracted backlog and strong execution during the year.
Recent downturns followed an extended period of high drilling activity which fueled strong demand for oilfield services between 2003 and 2008. Incremental drilling activity through the upswing shifted toward harsh environments, employing increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process was accelerated by very high rig utilization and wellbore complexity. Drilling consumes rigs; more complex and challenging drilling consumes rigs faster.

The industry responded by launching many new rig construction projects since 2005 to: 1.) retool the existing fleet of jackup rigs (according to Offshore Data Services, 72 percent of the existing 457 jackup rigs are more than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet, and that declining dayrates may accelerate the retirement of older rigs. As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders have declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $6.4 billion at December 31, 2009.
The land rig backlog comprised 11 percent, and equipment destined for offshore operations comprised 89 percent of the total backlog as of December 31, 2009. Equipment destined for international markets totaled 92 percent of the backlog. The Company believes that its existing contracts for rig equipment are very strong in that they carry significant down payment and progress billing terms favorable to the ultimate completion of these projects, and generally do not allow customers to cancel projects for convenience. During 2009 the Company removed $259 million in discontinued orders on cancelled projects and project change orders requested by customers. We do not expect the credit crisis or softer market to result in additional material cancellation of contracts or abandonment of major projects; however, there can be no assurance that such discontinuance of projects will not occur. The Company had approximately $274 million of projects in its December 31, 2009 backlog that it considers at risk.
Segment Performance
Rig Technology generated a record $8.1 billion in revenue and $2.3 billion in operating profit in 2009, producing operating margins for the segment of 28.2 percent, excluding transaction and restructuring charges. The segment generated 55 percent operating profit leverage or flow-through (the change in operating profit divided by the change in revenue period-to-period) on eight percent higher sales as compared to 2008, excluding charges. Revenue out of backlog of $6.2 billion increased 18 percent from the prior year. Execution of the backlog orders was very strong, which led to higher margin performance for the Rig Technology segment in the third quarter due to excellent cost control, deflation in certain inputs, greater experience building and commissioning rigs which enables better efficiencies, and somewhat better foreign currency exchange movements. As a result our estimated costs to complete projects declined steadily through 2009. As of December 31, 2009 the scheduled outflow of revenue from backlog is expected to be approximately $4.6 billion in 2010, and $1.5 billion for 2011, and $0.3 billion in 2012. From 2005 through the current quarter, the segment has delivered over 70 newly built offshore rigs. Aftermarket spare parts and services revenue was $1.4 billion in 2009 or 17 percent of total segment sales. The balance of Rig Technology revenues were smaller capital items which the Company does not book into its backlog. These items were adversely affected by lower purchases by many land contractors in view of markedly softer drilling demand during the year. Demand for offshore rigs and equipment is strongest in Brazil, owing to significant drilling equipment needs to develop new ultradeepwater discoveries, and the segment also continues to pursue a variety of new offshore rig, intervention vessel, FPSO and platform upgrade opportunities in other markets. However, tight credit markets and fewer committed term contracts for rigs by oil and gas companies as compared to market conditions in 2006-2008 are adversely affecting new orders. Demand for land rig and well stimulation equipment has also been very slow, except for the Middle East and certain Latin American markets, but resumed late in the year in the U.S. Additionally, demand for coiled tubing units and pressure pumping equipment for both North America and international markets also recovered late in the year.
The Petroleum Services & Supplies segment generated revenues of $3.7 billion and operating profit of $0.5 billion or 12.1 percent of sales in 2009, excluding impairment, transaction and restructuring charges. Revenues declined 29 percent from 2008, when including pro forma revenue for Grant Prideco, and decremental operating leverage or flow-through was 55 percent from 2008, excluding charges, due to a high level of price discounting on most products and services through the year. Prices appeared to stabilize during the fourth quarter of 2009, settling roughly 25 percent below peak pricing levels of 2008 (although some products and services are at greater, and some at lesser, levels of discounting). Sharply rising North American rig counts led to modestly tightening supplies of many of the segment’s products, which contributed to the stabilization. As working rigs were stacked during 2009 their owners tended to cannibalize consumables and smaller capital items from these rather than purchase goods from the Company. During the fourth quarter some of these rigs were restocked with new goods, which led to new orders for the Company and benefitted its fourth quarter results in North America. International demand remained somewhat stable, and did not turn down as sharply earlier in the year as gas-driven North American drilling. Drill pipe sales remain challenged due to the large amount of idle drill pipe inventory remaining with drilling contractors. Nevertheless, drill pipe margins have remained good due to lower costs and a positive mix shift toward premium drill pipe, for new offshore rigs being delivered, and for complex horizontal and extended reach drilling programs onshore. We do not expect drill pipe demand to recover significantly until inventories are depleted through consumption, late in 2010 at the earliest. In total the Petroleum Services & Supplies segment generated approximately 47 percent of its sales into North American markets, and 53 percent of its sales into international markets, during 2009.

The Distribution Services segment generated total sales of $1.4 billion in 2009, down 24 percent from 2008 sales. Operating profit excluding transaction and restructuring charges was $50 million or 3.7 percent of sales. Decremental operating leverage or flow-through was 19 percent on the $422 million sales decline from the prior year, higher than the segment’s historical average, due largely to price discounting in North America, which comprised 70 percent of the segment’s revenue in 2009. The segment’s lower results were driven by a much lower level of drilling activity, which led to intense price pressure and lower volumes for the group. International results were generally much more stable in 2009 as compared to 2008, as higher sales of artificial lift products into Latin America helped offset declines elsewhere. The segment posted 8 percent higher quarterly sequential results in the fourth quarter of 2009 as the North American rig count moved up sharply and customers ordered MRO supplies for rigs going back to work. Specifically new unconventional shale gas fields in the Marcellus, Haynesville, Bakken and other areas led most of the recovery.
Outlook
The credit market downturn, global recession, and lower commodity prices presented significant challenges to our business in 2009. Consequently we remain cautious in our outlook for 2010, but we believe we are seeing signs of stabilization in many of our markets, and are encouraged by limited demand growth in North America seen late in the year. Order levels for new drilling rigs declined significantly in 2009 as compared to 2008, but we continue to bid a number of large projects, including up to 28 new offshore floating rigs to be built in Brazil. We are hopeful that these will translate into more orders during the coming year, assuming, among other things, that rig dayrates generally hold up well; that commodity prices remain high; and that broad economic conditions do not deteriorate further. North American land gas drilling activity, particularly by independent gas producers reliant on external financing, fell sharply early in 2009, but we believe better commodity prices are leading to recovery as we enter 2010. Our outlook for international markets, which are more driven by national oil company activity and are historically less volatile, remains good owing to high and stable oil price levels established through the second half of 2009.
Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains closely tied to the rig count, particularly in North America. If the rig count continues to increase we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. The Rig Technology segment was less affected by the downturn during 2009 due to the strength of its backlog, but as the backlog has declined we expect to see revenues and margins decline through 2010 as well.
On January 8, 2010, the Venezuelan government announced a currency devaluation which included a two tier exchange rate system. The Company has net assets employed in Venezuela of approximately $80 million, and generated revenue and operating profit of approximately $75 million and $10 million, respectively, in 2009. We expect to incur a pre-tax charge between $20 million and $30 million in the first quarter of 2010 related to the impact of the currency devaluation and changes to social regulations impacting our operations in Venezuela.
The Company believes it is well positioned to continue to manage through this downturn, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate earnings in the coming year. The Company has a long history of cost-control and downsizing in response to depressed market conditions, and of executing strategic acquisitions during difficult periods. Such a period may present opportunities to the Company to effect new organic growth and acquisition initiatives, and we remain hopeful that a downturn will generate new opportunities.

Results of Operations
Years Ended December 31, 2009 and December 31, 2008
The following table summarizes the Company’s revenue and operating profit by operating segment in 2009 and 2008. The actual results include results from Grant Prideco operations from the acquisition date of April 21, 2008 (in millions):

	Years Ended December 31,		Variance
	2009	2008	$	%
Revenue:
Rig Technology	$8,093	$7,528	$565	7.5%
Petroleum Services & Supplies	3,745	4,651	(906)	(19.5%)
Distribution Services	1,350	1,772	(422)	(23.8%)
Eliminations	(476)	(520)	44	(8.5%)

Total Revenue	$12,712	$13,431	$(719)	(5.4%)

Operating Profit:
Rig Technology	$2,283	$1,970	$313	15.9%
Petroleum Services & Supplies	301	1,044	(743)	(71.2%)
Distribution Services	50	130	(80)	(61.5%)
Unallocated expenses and eliminations	(319)	(226)	(93)	41.2%

Total Operating Profit	$2,315	$2,918	$(603)	(20.7%)

Operating Profit %:
Rig Technology	28.2%	26.2%
Petroleum Services & Supplies	8.0%	22.4%
Distribution Services	3.7%	7.3%

Total Operating Profit %	18.2%	21.7%

Rig Technology
Rig Technology revenue for the year ended December 31, 2009 was $8,093 million, an increase of $565 million (7.5%) compared to 2008. Revenue out of backlog increased $934 million or 18% from 2008 due to an increase in the number of large rig projects delivered this year. Non-backlog revenue decreased $369 million or 17% compared to 2008, largely due to lower spare parts and capital equipment sales as North American land drillers and pressure pumpers decreased their capital spending in 2009.
Operating profit from Rig Technology was $2,283 million for the year ended December 31, 2009, an increase of $313 million (15.9%) over the same period of 2008. Operating profit percentage increased to 28.2%, up from 26.2% in 2008 primarily due to the increased manufacturing efficiencies and revision of cost estimates on large rig projects as a result of favorable pricing from vendors.
The Rig Technology group monitors its capital equipment backlog to plan its business. New orders are added to backlog only when we receive a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $6.4 billion at December 31, 2009, a decrease of $4.7 billion (42.3%) from backlog of $11.1 billion at December 31, 2008. Approximately $4.6 billion of the current backlog is expected to be delivered in 2010.
Petroleum Services & Supplies
Revenue from Petroleum Services & Supplies was $3,745 million for 2009 compared to $4,651 million for 2008, a decrease of $906 million (19.5%). The decrease was primarily attributable to a 42% decline in North American average rig count activity in 2009 compared to 2008.
Operating profit from Petroleum Services & Supplies was $301 million for 2009 compared to $1,044 million for 2008, a decrease of $743 million (71.2%). Operating profit percentage decreased to 8.0% down from 22.4% in 2008. The decrease was primarily due to reduced North American rig count activity combined with strong price competition. In addition, a $147 million impairment charge was incurred on the carrying value of a trade name associated with this segment in the second quarter of 2009.

Distribution Services
Revenue from Distribution Services totaled $1,350 million for 2009, a decrease of $422 million (23.8%) from 2008. The decrease in revenue is mainly concentrated in the North American region as average drilling activity declined 42% in 2009 compared to the prior year.
Operating profit decreased in 2009 to $50 million compared to $130 million in 2008. Operating profit percentage decreased to 3.7% in 2009 from 7.3% in 2008 as a result of strong price competition and volume declines as North American rig activity declined.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $319 million for the year ended December 31, 2009 compared to $226 million for 2008. The increase in unallocated expenses and eliminations was primarily due to the voluntary retirement costs of $46 million. Acquisition costs also contributed to the increase from 2008.
Interest and financial costs
Interest and financial costs were $53 million for 2009 compared to $67 million for 2008. The decrease in interest and financial costs were primarily a direct result of the repayment of borrowings on the Company’s credit facility used to purchase Grant Prideco, the repayment of the Company’s 7.5% Senior Notes and the repayment of a portion of the Company’s 6.125% Senior Notes. These repayments occurred during 2008 causing lower debt levels in 2009.
Equity Income in Unconsolidated Affiliate
Equity income in unconsolidated affiliate was $47 million for 2009 compared to $42 million for 2008 and was related to the April 21, 2008 acquisition of Grant Prideco. The income was related to the equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria.
Other income (expense), net
Other income (expense), net was expense, net of $110 million in 2009 compared to income, net of $23 million in 2008. The 2009 expense was primarily due to a net foreign exchange loss of $79 million, as compared to a net foreign exchange gain of $50 million in 2008. The 2009 foreign exchange losses were primarily due to adjustments of our hedge positions as a result of the current economic environment and the strengthening of the Euro, the British pound sterling, Canadian dollar and Norwegian krone compared to the U.S. dollar. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.
Provision for income taxes
The effective tax rate for the year ended December 31, 2009 was 33.3% compared to 33.5% for 2008. The tax rate includes $21 million of additional tax provision recognized in the second quarter 2009 on prior year income in Norway. These additional taxes resulted from foreign currency gains on dollar-denominated accounts that were realized for Norwegian tax purposes. The Company expects its income tax rate to be in the 30% to 32% range in 2010.

Years Ended December 31, 2008 and December 31, 2007
The following table summarizes the Company’s revenue and operating profit by operating segment in 2008 and 2007. The actual results include results from Grant Prideco operations from the acquisition date of April 21, 2008 (in millions):

	Years Ended December 31,		Variance
	2008	2007	$	%
Revenue:
Rig Technology	$7,528	$5,745	$1,783	31.0%
Petroleum Services & Supplies	4,651	3,061	1,590	51.9%
Distribution Services	1,772	1,424	348	24.4%
Eliminations	(520)	(441)	(79)	17.9%

Total Revenue	$13,431	$9,789	$3,642	37.2%

Operating Profit:
Rig Technology	$1,970	$1,394	$576	41.3%
Petroleum Services & Supplies	1,044	732	312	42.6%
Distribution Services	130	94	36	38.3%
Unallocated expenses and eliminations	(226)	(176)	(50)	28.4%

Total Operating Profit	$2,918	$2,044	$874	42.8%

Operating Profit %:
Rig Technology	26.2%	24.3%
Petroleum Services & Supplies	22.4%	23.9%
Distribution Services	7.3%	6.6%

Total Operating Profit %	21.7%	20.9%

Rig Technology
Rig Technology revenue for the year ended December 31, 2008 was $7,528 million, an increase of $1,783 million (31.0%) compared to 2007. Revenue out of backlog increased $1,217 million or 29.8% from 2007 due to the growing market for capital equipment, as evidenced by backlog growth during the first three quarters of 2008. The increase in orders and backlog resulted from continued capital investments by drilling contractors in 2008, primarily related to the international offshore market. Non-backlog revenue increased $567 million or 34.1% over 2007, largely due to increased spare parts sales and service revenues related to the increased drilling activity during the year.
Operating profit from Rig Technology was $1,970 million for the year ended December 31, 2008, an increase of $576 million (41.3%) over the same period of 2007. The increase in operating profit was largely due to the increased activity discussed above as well as improved pricing on large rig contracts and aftermarket products.
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
Petroleum Services & Supplies
Revenue from Petroleum Services & Supplies was $4,651 million for 2008 compared to $3,061 million for 2007, an increase of $1,590 million (51.9%). The increase was mostly attributable to the acquisition of Grant Prideco which contributed sales of $1,435 million since the acquisition date of April 21, 2008. Higher demand for most of the products and services offered by the segment also contributed to the higher revenue compared to 2007. Rig count in North America and international markets during 2008 were up 6.9% and 7.3%, respectively, compared to 2007 averages, prompting higher demand from our services group.
Operating profit from Petroleum Services & Supplies was $1,044 million for 2008 compared to $732 million for 2007, an increase of $312 million (42.6%). Grant Prideco contributed $297 million of operating profit since April 21, 2008. Included in the Grant Prideco operating profit was $89 million of expense recorded in cost of revenue that resulted from the fair value step-up of inventory as part of the purchase accounting valuation of Grant Prideco. The increase was also attributable to higher profitability across most product lines.

Distribution Services
Revenue from Distribution Services totaled $1,772 million in 2008, an increase of $348 million (24.4%) from the prior period. The number of drilling rigs actively searching for oil and gas is a key metric for this business segment. Worldwide rig count increased 7.1% in 2008 compared to 2007, with increases of 10.3%, 7.3% and 6.3% in Canada, international and the U.S. rig activity, respectively. The Company’s Distribution Services segment continued efforts to expand in international markets resulted in a 25% increase in international revenue. The expansion primarily consisted of opening rig stores or facilities that maintain levels of consumables used on rigs, in centrally located areas. In addition, the Company has begun to open stores on individual rigs. After opening its first rig store in 2007, the Company opened eight additional stores during 2008 continuing the efforts to expand its presence both in the U.S. and internationally.
Operating income increased in 2008 to $130 million compared to $94 million in 2007. Margins increased slightly to 7.3% of revenue in 2008 compared to 6.6% of revenue in 2007. The increase in margin was primarily due to the cost reduction actions taken in Canada to offset the weakening demand seen in the later part of 2007 combined with the increase in profit margins from international locations.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $226 million for the year ended December 31, 2008 compared to $176 million for 2007. The increase in unallocated expenses and eliminations was primarily due to greater inter-segment profit eliminations and greater stock-based compensation expense. The stock-based compensation expense was $61 million and $43 million for the years ended December 31, 2008 and 2007, respectively. The 2008 results also included $11 million of integration costs related to the 2008 acquisition of Grant Prideco.
Interest and financial costs
Interest and financial costs were $67 million for 2008 compared to $50 million for 2007. The increase was primarily due to the borrowings related to the merger with Grant Prideco.
Equity Income in Unconsolidated Affiliate
Equity income in unconsolidated affiliate was $42 million for 2008 and was related to the April 21, 2008 acquisition of Grant Prideco. The income was related to the equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria. The Company’s investment in VAT is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. Step-up depreciation and amortization of $8 million was recorded in 2008 related to VAT and charges of $11 million were recorded related to inventory step-up.
Other income (expense), net
Other income (expense), net was an income, net of $23 million and an expense of $18 million for the years ended December 31, 2008 and December 31, 2007, respectively. The 2008 income was primarily due to a net foreign exchange gain which was $50 million for the year ended December 31, 2008, as compared to a net foreign exchange loss of $7 million for the year ended December 31, 2007. The 2008 foreign exchange gains were primarily due to the weakening of the British pound sterling, Canadian dollar and Norwegian krone compared to the U.S. dollar. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.
Provision for income taxes
The effective tax rate for the year ended December 31, 2008 was 33.5% compared to 33.3% for 2007. The 2008 rate reflects increasing benefits in the U.S. from the tax incentive for manufacturing activities and a higher percentage of earnings in foreign jurisdictions with lower tax rates. This was partially offset by additional tax provisions related to the Company’s decision to repatriate earnings from certain foreign subsidiaries during the year and net higher tax expense in Norway related to movement in exchange rates after the change of the functional currency to the U.S. dollar. The net additional tax expense in Norway included a $46 million charge resulting from realized foreign exchange gains on U.S. dollar denominated assets and liabilities. This was partially offset by a $30 million benefit for the same period, which was reported as provision for income tax, from the remeasurement into U.S. dollars of foreign currency denominated deferred tax assets and liabilities in the balance sheet.

Liquidity and Capital Resources
At December 31, 2009, the Company had cash and cash equivalents of $2,622 million, and total debt of $883 million. At December 31, 2008, cash and cash equivalents were $1,543 million and total debt was $874 million. A portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. The Company’s outstanding debt at December 31, 2009 consisted of $200 million of 5.65% Senior Notes due 2012, $200 million of 7.25% Senior Notes due 2011, $150 million of 6.5% Senior Notes due 2011, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $32 million.
The Company had $2,073 million of additional outstanding letters of credit at December 31, 2009, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. We were in compliance with all covenants at December 31, 2009.
There were no borrowings against the Company’s unsecured credit facility, and there were $588 million in outstanding letters of credit issued under the facility, resulting in $1,412 million of funds available under the Company’s unsecured revolving credit facility at December 31, 2009.
The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$2,095	$2,294	$1,188
Net cash used in investing activities	(552)	(2,473)	(575)
Net cash provided by (used in) financing activities	(491)	(74)	150
Operating Activities
Net cash flow provided by operating activities in 2009 decreased $199 million to $2,095 million compared to cash provided by operating activities of $2,294 million in the same period of 2008. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $1,473 million plus non-cash charges of $704 million and dividends from unconsolidated affiliates of $86 million less $47 million in equity income from the Company’s unconsolidated affiliate. Net changes in operating assets and liabilities, net of acquisitions, used cash of $22 million during 2009, compared to $147 million used during 2008.
Investing Activities
Net cash used in investing activities in 2009 was $552 million compared to net cash used in investing of $2,473 million for the same period of 2008. The primary reason for the decrease in cash used in investing activities in 2009 related to a decrease in size of business acquisitions, net of cash acquired, to approximately $573 million compared to $3,008 million used in 2008 which included the purchase of the business and operating assets of Grant Prideco. Sale of equity interest provided $251 million of cash in 2009 compared to business divestitures of $801 million received in 2008 related to the disposition of certain Grant Prideco tubular businesses. In addition, the Company used $250 million for capital expenditures in 2009, compared to $379 million in 2008, received $19 million less in dividends from its unconsolidated affiliate compared to 2008, and included $86 million of the dividends from unconsolidated affiliate received in 2009 in operating activities.
Financing Activities
Net cash used in financing activities in 2009 was $491 million compared to net cash used in financing activities of $74 million for the same period of 2008. The cash used in financing activities in 2009 primarily related to $460 million in cash dividends paid during the last month of 2009. In addition, cash used in financing activities in 2009 related to $47 million cash payments on debt primarily acquired in 2009 acquisitions, offset by cash proceeds from borrowings in the amount of $7 million as well as exercised stock options and excess tax benefit from the exercise of stock options in the amount of $9 million. The borrowings and payments of debt in 2008 primarily relates to the financing of the Grant Prideco acquisition. For 2009, the Company used its cash on hand to fund its acquisitions.

The effect of the change in exchange rates on cash flows was a positive $27 million and a negative $46 million in 2009 and 2008, respectively.
We believe cash on hand, cash generated from operations and amounts available under the credit facility and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. At December 31, 2009, the Company had $1,412 million of available funds under its revolving credit facility. We also believe increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through existing available debt financing.
A summary of the Company’s outstanding contractual obligations at December 31, 2009 is as follows (in millions):

		Payment Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Total debt	$883	$7	$717	$6	$153
Operating leases	553	122	156	96	179

Total Contractual Obligations	$1,436	$129	$873	$102	$332

Commercial Commitments:
Standby letters of credit	$2,661	$1,762	$721	$176	$2

As of December 31, 2009, the Company had $58 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements included in this Report.
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
Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage of completion contracts. Based upon an analysis of percentage of completion contracts for all open contracts outstanding at December 31, 2008 and 2007, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in net changes to gross profit margins of 1% ($53 million on $5.4 billion of outstanding contracts) and 0.8% ($31 million on $3.8 billion of outstanding contracts), respectively. While the Company believes that its estimates on outstanding contracts at December 31, 2009 and in future periods will continue to be reasonably dependable under percentage of completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $8.6 billion at December 31, 2009.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2009 and 2008, allowance for bad debts totaled $95 million and $73 million, or 4.3% and 2.3% of gross accounts receivable, respectively.
Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in our estimates could become material in future periods.
Inventory Reserves
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2009 and 2008, inventory reserves totaled $206 million and $123 million, or 5.9% and 3.1% of gross inventory, respectively.
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
The carrying values of these assets are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. We estimate the fair value of these intangible and fixed assets using an income approach. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. The financial and credit market volatility directly impacts our fair value measurement through our income forecast as well as our weighted-average cost of capital, both key assumptions used in our calculation. Changes to these assumptions, including, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news could require a provision for impairment in a future period. Due to further significant declines in the Company’s stock price and oil and gas commodity prices, coupled with unprecedented turbulence in the credit markets, the Company determined a triggering event occurred in the fourth quarter of 2008. The Company performed an impairment analysis at December 31, 2008 which did not result in an impairment charge.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company has approximately $5.5 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2009. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The annual impairment test is performed during the fourth quarter of each year. Based on its analysis, the Company did not report any impairment of goodwill and other indefinite-lived intangible assets for the years ended December 31, 2008 and 2007. As described below, the Company concluded that an indicator of impairment occurred in the second quarter of 2009 and updated its impairment testing at June 30, 2009. Based on its updated analysis, the Company concluded that it did not incur an impairment of goodwill for the period ended June 30, 2009. However, based on the Company’s indefinite-lived intangible asset impairment analysis performed during the second quarter of 2009, the Company concluded that it incurred an impairment charge to certain indefinite-lived intangible assets of $147 million at June 30, 2009. The $147 million impairment charge is included in the Company’s consolidated income statement for the year ended December 31, 2009.
During the second quarter of 2009, the worldwide average rig count was 2,009 rigs, down 41% from the fourth quarter 2008 average of 3,395 and down 25% from the first quarter 2009 average of 2,681. The second quarter 2009 average rig count represented the lowest quarterly average in the past six years. In addition, the Company’s updated forecast was behind the Company’s previous forecast completed at the beginning of 2009. While operating profit for the first quarter of 2009 was in line with the Company’s first quarter 2009 operating profit forecast, the Company’s consolidated operating profit for the second quarter of 2009 was below its second quarter 2009 forecast. As a result of the substantial decline in the worldwide rig count, and the decline in actual/forecasted results compared to the original 2009 forecast, the Company concluded that events or circumstances had occurred indicating that goodwill and other indefinite-lived intangible assets might be impaired as described under Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.
Therefore, the Company performed its interim impairment test of goodwill for all its reporting units at the end of the second quarter of 2009. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Fair value of the reporting units is determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using a combination of three methods: discounted cash flow, comparable companies, and representative transactions. While the Company primarily uses the discounted cash flow method to assess fair value, the Company uses the comparable companies and representative transaction methods to validate the discounted cash flow analysis and further support management’s expectations, where possible.

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
Other indefinite-lived intangible assets, representing trade names management intends to use indefinitely, were valued using significant unobservable inputs (level 3) and are tested for impairment using the Relief from Royalty Method, a form of the Income Approach. An impairment is measured and recognized based on the amount the book value of the indefinite-lived intangible assets exceeds its estimated fair value as of the date of the impairment test. Included in the impairment test are assumptions, for each trade name, regarding the related revenue streams attributable to the trade names which are determined consistent with the forecasting process described above, the royalty rate, and the discount rate applied. Based on the Company’s indefinite-lived intangible asset impairment analysis performed during the second quarter of 2009, the Company incurred an impairment charge of $147 million in the Petroleum Services & Supplies segment related to a partial impairment of the Company’s Grant Prideco trade name. The impairment charge was primarily the result of the substantial decline in worldwide rig counts through June 2009, declines in forecasts in rig activity for the remainder of 2009, 2010, and 2011 compared to rig count forecast at the beginning of 2009 and a decline in the revenue forecast for the drill pipe business unit for the remainder of 2009, 2010, and 2011.
During the fourth quarter of 2009, the Company further updated its impairment testing using current operating forecasts and discounted cash flows. In the third and fourth quarters of 2009, both rig activity and commodity prices began to increase. Rig count increased 4% to an average of 2,130 in the third quarter and increased another 13% to an average of 2,397 in the fourth quarter. Average West Texas Intermediate Crude prices reached $76.06 in the fourth quarter of 2009, an increase of 28% from an average of $59.44 in the second quarter of 2009. In addition, by the end of the fourth quarter, average natural gas prices increased to $4.34, a 17% increase from the second quarter 2009 average of $3.71.
The impairment analysis that we performed during the fourth quarter of 2009 resulted in no impairment of the Company’s goodwill and no additional impairment for the Company’s other indefinite-lived intangible assets for the year ended December 31, 2009.
Along with the normal impairment analysis, the Company performed a sensitivity analysis on the projected results, the goodwill and the other indefinite-lived intangible asset impairment analysis assuming revenue for each individual reporting unit for goodwill and each individual indefinite-lived intangible asset decreased an additional 20% from the current projections for 2010, 2011 and 2012, while holding all other factors constant and no impairment was identified. Additionally, if the Company were to increase its discount rate 100 basis points, while keeping all other assumptions constant, there would be no impairments in any of the goodwill associated with the Company’s reporting units or any of the Company’s indefinite-lived intangible assets. While the Company does not believe that these events (20% drop in additional revenue for the next three years or 100 basis point increases in weighted average costs of capital) or changes are likely to occur, it is reasonably possible these events could transpire if market conditions worsen and if the market fails to continue to recover in 2010 and/or 2011. Any significant changes to these assumptions and factors could have a material impact on the Company’s goodwill impairment analysis. Inherent in our projections are key assumptions relative to how long the current downward cycle might last.
Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered. At December 31, 2009 and 2008, service and product warranties totaled $217 million and $114 million, respectively.

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
The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in ASC Topic 740 “Income Taxes” (ASC Topic 740”). However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.
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
The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $2,764 million and $2,255 million at December 31, 2009 and 2008, respectively. The Company makes an annual determination whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liability would result, offset by any available foreign tax credits.
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
Recently Issued Accounting Standards
In April 2009 the FASB issued ASC Topic 805, “Business Combinations” (“ASC Topic 805”). ASC Topic 805 amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC Topic 805 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects ASC Topic 805 will have a future impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
In April 2009, the FASB issued ASC Topic 825, “Financial Instruments” (“ASC Topic 825”). ASC Topic 825 extends the annual disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. On June 1, 2009, the Company adopted ASC Topic 825. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of ASC Topic 825.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC Topic 855 is effective for fiscal years and interim periods ending after June 15, 2009. On June 1, 2009, the Company adopted ASC Topic 855. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of ASC Topic 855.
In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Standards” (“ASC Topic 105”). The ASC is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, ASC Topic 105 superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. ASC Topic 105 became effective for financial statements issued for interim and annual periods ending after September 15, 2009.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2009, 2008 and 2007, the Company reported foreign currency gains (losses) of ($79) million, $50 million, and ($7) million, respectively. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and in 2009 adjustments to our hedged positions as a result of the current economic environment. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
Some of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly some of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure. In order to mitigate that risk, we may utilize foreign currency forward contracts to better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes.
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2009 (in millions except for rates):

	As of December 31, 2009				December 31,
Functional Currency	2010	2011	2012	Total	2008
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	291	—	—	291	527
Average CAD to USD contract rate	1.0418	—	—	1.0418	1.1843
Fair Value at December 31, 2009 in U.S. dollars	2	—	—	2	14

Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	69	—	—	69	241
Average CAD to USD contract rate	1.1109	—	—	1.1109	1.1196
Fair Value at December 31, 2009 in U.S. dollars	4	—	—	4	(18)

EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	98	—	—	98	11
Average USD to EUR contract rate	1.4356	—	—	1.4356	1.4397
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	—

Sell USD/Buy EUR:
Notional amount to buy (in euros)	90	1	—	91	245
Average USD to EUR contract rate	1.3892	1.4324	—	1.3896	1.3986
Fair Value at December 31, 2009 in U.S. dollars	4	—	—	4	1

KRW Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	4,777	273	—	5,050	—
Average KRW to EUR contract rate	1.633	1.743	—	1.6390	—
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	—

	As of December 31, 2009				December 31,
Functional Currency	2010	2011	2012	Total	2008
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	88,183	61,779	3,264	153,226	—
Average KRW to USD contract rate	1.019	1.084	1.118	1.0460	—
Fair Value at December 31, 2009 in U.S. dollars	(12)	(6)	—	(18)	—

GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	11	—	—	11	—
Average USD to GBP contract rate	1.5880	—	—	1.5880	—
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	—

Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	2	—	—	2	34
Average USD to GBP contract rate	1.5313	—	—	1.5313	1.5647
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	(4)

USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	44	—	—	44	47
Average DKK to USD contract rate	5.1219	—	—	5.1219	5.4968
Fair Value at December 31, 2009 in U.S. dollars	(1)	—	—	(1)	2

Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	374	8	—	382	749
Average USD to EUR contract rate	1.4588	1.4150	—	1.4578	1.3791
Fair Value at December 31, 2009 in U.S. dollars	(7)	—	—	(7)	14

Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	76	—	—	76	108
Average USD to GBP contract rate	1.6348	—	—	1.6348	1.5623
Fair Value at December 31, 2009 in U.S. dollars	(2)	—	—	(2)	(8)

Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	783	311	—	1,094	1,325
Average NOK to USD contract rate	6.2161	6.2541	—	6.2269	6.5338
Fair Value at December 31, 2009 in U.S. dollars	49	18	—	67	(101)

Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	6	—	—	6	—
Average DKK to USD contract rate	5.0009	—	—	5.0009	—
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	—

Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	53	3	—	56	76
Average USD to EUR contract rate	1.4444	1.2715	—	1.4324	1.3777
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	(2)

Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	408	—	—	408	589
Average NOK to USD contract rate	5.8307	—	—	5.8307	5.8647
Fair Value at December 31, 2009 in U.S. dollars	—	—	—	—	104

Other Currencies
Fair Value at December 31, 2009 in U.S. dollars	1	(1)	—	—	—

Total Fair Value at December 31, 2009 in U.S. dollars	38	11	—	49	2

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $75 million as of December 31, 2009 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these financial market risk sensitive instruments could affect net income by $5 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
We assess the functional currencies of our operating units to ensure that the appropriate currencies are utilized in accordance with the guidance of ASC Topic 830 “Foreign Currency Matters”. Effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances, including: the increased order rate for large drilling platforms and components technology, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool denominated in U.S. dollars. As a Norwegian krone functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its non-functional currency positions.
At December 31, 2007, our Norway operations had foreign currency forward contracts with notional amounts aggregating $2,551 million with a fair value of $91 million to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency, the Company terminated these hedges. The related net gain position of $109 million associated with the terminated hedges has been deferred and is being recognized into earnings in the future period(s) the forecasted transactions affect earnings, of which $10 million remains to be recognized into future earnings at December 31, 2009. The Company has subsequent to January 1, 2008, entered into new hedges to cover the exposures as a result of the changes to U.S. dollar functional. At December 31, 2009, our Norway operations had derivatives with $2,024 million in notional value with a fair value of $58 million, included in the table above.
Interest Rate Risk
At December 31, 2009 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to 6 months.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.
Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.
(ii) Internal Control Over Financial Reporting
(a) Management’s annual report on internal control over financial reporting.
The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 59 and is incorporated herein by reference.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth information as of our fiscal year ended December 31, 2009, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) (c)
Plan Category	( a )	( b )	(1)
Equity compensation plans approved by security holders	10,255,982	$34.19	11,979,694
Equity compensation plans not approved by security holders	—	—	—

Total	10,255,982	$34.19	11,979,694

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights; however, none are anticipated during 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Exhibits
(1) Financial Statements
The following financial statements are presented in response to Part II, Item 8:
All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.
(3) Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2009 formatted in eXtensible Busine Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (13)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of

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

NATIONAL OILWELL VARCO, INC.
Dated: February 26, 2010	By:	/s/ MERRILL A. MILLER, JR.
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

Signature	Title	Date

/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer	February 26, 2010

/s/ CLAY C. WILLIAMS Clay C. Williams	Executive Vice President and Chief Financial Officer	February 26, 2010

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2010

/s/ GREG L. ARMSTRONG Greg L. Armstrong	Director	February 26, 2010

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Director	February 26, 2010

/s/ BEN A. GUILL Ben A. Guill	Director	February 26, 2010

/s/ DAVID D. HARRISON David D. Harrison	Director	February 26, 2010

/s/ ROGER L. JARVIS Roger L. Jarvis	Director	February 26, 2010

/s/ ERIC L. MATTSON Eric L. Mattson	Director	February 26, 2010

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Director	February 26, 2010

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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.
/s/ Merrill A. Miller, Jr.
Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer
/s/ Clay C. Williams
Clay C. Williams
Executive Vice President and Chief Financial Officer
Houston, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Oilwell Varco, Inc.
We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests beginning on January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Oilwell Varco, Inc.
We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Oilwell Varco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 26, 2010

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,622	$1,543
Receivables, net	2,187	3,136
Inventories, net	3,490	3,806
Costs in excess of billings	740	618
Deferred income taxes	290	271
Prepaid and other current assets	269	283

Total current assets	9,598	9,657

Property, plant and equipment, net	1,836	1,677
Deferred income taxes	92	126
Goodwill	5,489	5,225
Intangibles, net	4,052	4,300
Investment in unconsolidated affiliate	393	421
Other assets	72	73

Total assets	$21,532	$21,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$584	$852
Accrued liabilities	2,267	2,376
Billings in excess of costs	1,090	2,161
Current portion of long-term debt and short-term borrowings	7	4
Accrued income taxes	226	230

Total current liabilities	4,174	5,623

Long-term debt	876	870
Deferred income taxes	2,091	2,134
Other liabilities	163	128

Total liabilities	7,304	8,755

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 418,451,731 and 417,350,924 shares issued and outstanding at December 31, 2009 and December 31, 2008	4	4
Additional paid-in capital	8,214	7,989
Accumulated other comprehensive income (loss)	90	(161)
Retained earnings	5,805	4,796

Total Company stockholders’ equity	14,113	12,628
Noncontrolling interests	115	96

Total stockholders’ equity	14,228	12,724

Total liabilities and stockholders’ equity	$21,532	$21,479

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue
Sales	$10,812	$11,162	$7,873
Services	1,900	2,269	1,916

Total	12,712	13,431	9,789

Cost of revenue
Cost of sales	7,297	7,784	5,675
Cost of services	1,631	1,575	1,284

Total	8,928	9,359	6,959

Gross profit	3,784	4,072	2,830
Selling, general and administrative	1,322	1,154	786
Intangible asset impairment	147	—	—

Operating profit	2,315	2,918	2,044

Interest and financial costs	(53)	(67)	(50)
Interest income	9	45	53
Equity income in unconsolidated affiliate	47	42	—
Other income (expense), net	(110)	23	(18)

Income before income taxes	2,208	2,961	2,029
Provision for income taxes	735	993	676

Net income	1,473	1,968	1,353
Net income attributable to noncontrolling interests	4	16	16

Net income attributable to Company	$1,469	$1,952	$1,337

Net income attributable to Company per share:
Basic	$3.53	$4.91	$3.77

Diluted	$3.52	$4.90	$3.76

Weighted average shares outstanding:
Basic	416	397	354

Diluted	417	399	355

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,473	$1,968	$1,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	402	214
Stock-based compensation	68	67	43
Excess tax benefit from the exercise of stock options	(1)	(37)	(23)
Equity income in unconsolidated affiliate	(47)	(42)	—
Dividend from unconsolidated affiliate	86	—	—
Intangible asset impairment	147	—	—
Other	(99)	82	48
Change in operating assets and liabilities, net of acquisitions:
Receivables	1,033	(626)	(465)
Inventories	468	(643)	(758)
Costs in excess of billings	(122)	25	(335)
Prepaid and other current assets	23	230	(144)
Accounts payable	(361)	95	84
Billings in excess of costs	(1,071)	765	832
Other assets/liabilities, net	8	8	339

Net cash provided by operating activities	2,095	2,294	1,188

Cash flows from investing activities:
Purchases of property, plant and equipment	(250)	(379)	(252)
Business acquisitions, net of cash acquired	(573)	(3,008)	(324)
Business divestitures, net of cash disposed	—	801	—
Sale of equity interest, net	251	—	—
Dividend from unconsolidated affiliate	8	113	—
Other, net	12	—	1

Net cash used in investing activities	(552)	(2,473)	(575)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	7	2,731	47
Payments against lines of credit and other debt	(47)	(2,920)	(11)
Dividends paid	(460)	—	—
Excess tax benefits from exercise of stock options	1	37	23
Proceeds from stock options exercised	8	78	91

Net cash provided by (used in) financing activities	(491)	(74)	150

Effect of exchange rates on cash	27	(46)	122

Increase (decrease) in cash equivalents	1,079	(299)	885
Cash and cash equivalents, beginning of period	1,543	1,842	957

Cash and cash equivalents, end of period	$2,622	$1,543	$1,842

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$56	$76	$57
Income taxes	$929	$1,261	$703
The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions)

				Accumulated		Total
			Additional	Other		Company		Total
	Shares	Common	Paid in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balance at December 31, 2006	351	$3	$3,460	$46	$1,514	$5,023	$36	$5,059

Net income	—	—	—	—	1,337	1,337	16	1,353
Other comprehensive income:
Currency translation adjustments	—	—	—	136	—	136	—	136
Derivative financial instruments	—	—	—	18	—	18	—	18
Change in defined benefit plans	—	—	—	(5)	—	(5)	—	(5)

Comprehensive income						1,486		1,502
Adoption of FIN48	—	—	—	—	(5)	(5)	—	(5)
Noncontrolling interest contribution	—	—	—	—	—	—	11	11
Stock-based compensation	—	—	43	—	—	43	—	43
Common stock issued	5	—	91	—	—	91	—	91
Excess tax benefit of options exercised	—	—	23	—	—	23	—	23

Balance at December 31, 2007	356	$3	$3,617	$195	$2,846	$6,661	$63	$6,724

Net income	—	—	—	—	1,952	1,952	16	1,968
Other comprehensive income:
Currency translation adjustments	—	—	—	(176)	—	(176)	—	(176)
Derivative financial instruments	—	—	—	(160)	—	(160)	—	(160)
Change in defined benefit plans	—	—	—	(20)	—	(20)	—	(20)

Comprehensive income						1,596		1,612
Adoption of FAS158, net of tax	—	—	—	—	(2)	(2)	—	(2)
Stock issued in acquisition	57	1	4,190	—	—	4,191	—	4,191
Acquired noncontrolling interests	—	—	—	—	—	—	25	25
Dividends to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Stock-based compensation	—	—	67	—	—	67	—	67
Common stock issued	4	—	78	—	—	78	—	78
Excess tax benefit of options exercised	—	—	37	—	—	37	—	37

Balance at December 31, 2008	417	$4	$7,989	$(161)	$4,796	$12,628	$96	$12,724

Net income	—	—	—	—	1,469	1,469	4	1,473
Other comprehensive income:
Currency translation adjustments	—	—	—	100	—	100	—	100
Derivative financial instruments	—	—	—	160	—	160	—	160
Change in defined benefit plans	—	—	—	(9)	—	(9)	—	(9)

Comprehensive income						1,720		1,724
Cash dividends, $1.10 per common share	—	—	—	—	(460)	(460)	—	(460)
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Noncontrolling interest contribution	—	—	—	—	—	—	28	28
Gain on sale of equity interest, net of tax	—	—	148	—	—	148	—	148
Stock-based compensation	—	—	68	—	—	68	—	68
Common stock issued	1	—	8	—	—	8	—	8
Excess tax benefit of options exercised	—	—	1	—	—	1	—	1

Balance at December 31, 2009	418	$4	$8,214	$90	$5,805	$14,113	$115	$14,228

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
Basis of Consolidation
The accompanying Consolidated Financial Statements include the accounts of National Oilwell Varco, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. On January 1, 2009, the Company adopted ASC Topic 810, “Consolidations” and reclassified noncontrolling interests in the amount $96 million from the mezzanine section to equity in the December 31, 2008 balance sheet. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.
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
Derivative Financial Instruments
The Financial Accounting Standards Board (“FASB”) issued ASC Topic 815, “Derivatives and Hedging”. (“ASC Topic 815”) This Standard requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.
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
At December 31, 2009, the Company has determined that its financial assets of $104 million and liabilities of $55 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At December 31, 2009, the fair value of the Company’s foreign currency forward contracts totaled $49 million.
As of December 31, 2009, the Company did not have any interest rate swaps and our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.
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
As of December 31, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs:

	Currency
Foreign Currency	Denomination
	(in millions)
British Pound Sterling		£39
Danish Krone	DKK	180
Euro		€199
Norwegian Krone	NOK	6,097
U.S. Dollar		$224
Korean Won	KRW	2,317
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
As of December 31, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs:

Currency
Foreign Currency	Denomination
(in millions)
U.S. Dollar	$52

     Non-designated Hedging Strategy
For derivative instruments that are non-designated, the gain or loss on the derivative instrument is recognized in the same line item associated with the hedged item in current earnings.
The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar-equivalent cash flows from the nonfunctional currency monetary accounts will be adversely affected by changes in the exchange rates.
As of December 31, 2009, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts:

	Currency
Foreign Currency	Denomination
	(in millions)
British Pound Sterling		£10
Danish Krone	DKK	77
Euro		€106
Norwegian Krone	NOK	3,096
Swedish Krone	SEK	5
U.S. Dollar		$501
Korean Won	KRW	2,812
As of December 31, 2009, the Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$56	Accrued liabilities	$39
Foreign exchange contracts	Other Assets	17	Other Liabilities	7

Total derivatives designated as hedging instruments under ASC Topic 815		$73		$46

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$30	Accrued liabilities	$8
Foreign exchange contracts	Other Assets	1	Other Liabilities	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$31		$9

Total derivatives		$104		$55

Location of Gain (Loss)
				Recognized in Income on	Amount of Gain (Loss)
		Location of Gain (Loss)		Derivative (Ineffective	Recognized in Income on
		Reclassified from	Amount of Gain (Loss)	Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)	Accumulated OCI into	Reclassified from	Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on	Income	Accumulated OCI into	Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)	(Effective Portion)	Income (Effective Portion)	Testing)	Effectiveness Testing) (b)
	December 31, 2009		December 31, 2009		December 31, 2009
		Revenue	26
Foreign exchange contracts	164	Cost of revenue	(42)	Other income (expense), net	(24)

Total	164		(16)		(24)

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)	ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on	Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative	Relationships	Related Hedged Item	Items
		December 31, 2009			December 31, 2009
Foreign exchange contracts	Revenue	7	Firm commitments	Revenue	(7)
Foreign exchange contracts	Cost of revenue	(13)	Firm commitments	Cost of revenue	13

Total		(6)			6

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
Foreign exchange contracts	Other income (expense), net	3

Total		3

(a)	The Company expects that $(18) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $(24) million related to the ineffective portion of the hedging relationships for the year ended December 31, 2009 and $4 million related to the amount excluded from the assessment of the hedge effectiveness for the year ended December 31, 2009.
We assess the functional currencies of our operating units to ensure that the appropriate currencies are utilized in accordance with the guidance of ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). Effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they operate. This change was precipitated by significant changes in the economic facts and circumstances, including the increased order rate for large drilling platforms and components technology, the use of our Norway unit as our preferred project manager of these projects, increasing revenue and cost base in U.S. dollars, and the implementation of an international cash pool denominated in U.S. dollars. As a Norwegian krone functional unit, Norway was subject to increasing foreign currency exchange risk as a result of these changes in its economic environment and was dependent upon significant hedging transactions to offset its nonfunctional currency positions.
At December 31, 2007, our Norway operations had foreign currency forward contracts with notional amounts aggregating $2,551 million with a fair value of $91 million to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. Effective with the change in the functional currency, the Company terminated these hedges. The related net gain position of $109 million associated with the terminated hedges was deferred and is being recognized into earnings in the future period(s) the forecasted transactions affect earnings, of which $10 million remains to be recognized into future earnings at December 31, 2009. The Company has, subsequent to January 1, 2008, entered into new hedges to cover the exposures as a result of the change to U.S. dollar functional. At December 31, 2009, our Norway operations had derivatives with $2,024 million in notional value with a fair value asset of $58 million.

Inventories
Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $206 million and $123 million at December 31, 2009 and 2008, respectively, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $249 million, $222 million and $153 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.
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
Intangible Assets
The Company has approximately $5.5 billion of goodwill and $4.1 billion of identified intangible assets as of December 31, 2009. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that such assets might be impaired.
Goodwill is identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution
	Technology	Supplies	Services	Total
Balance at December 31, 2007	$1,231	$1,175	$39	$2,445

Reorganization of segments	232	(256)	24	—
Goodwill acquired during period	—	2,812	3	2,815
Translation adjustments	(5)	(26)	(4)	(35)

Balance at December 31, 2008	1,458	3,705	62	5,225
Goodwill acquired during period	97	143	—	240
Translation and other adjustments	12	7	5	24

Balance at December 31, 2009	$1,567	$3,855	$67	$5,489

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $250 million in each of the next five years. Included in intangible assets are approximately $643 million of indefinite-lived trade names.
Identified intangible assets are identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution
	Technology	Supplies	Services	Total
Balance at December 31, 2007	$289	$483	$2	$774

Reorganization of segments	97	(105)	8	—
Additions to intangible assets	7	3,716	—	3,723
Amortization	(31)	(147)	(1)	(179)
Translation	(1)	(14)	(3)	(18)

Balance at December 31, 2008	361	3,933	6	4,300

Additions to intangible assets	86	37	—	123
Asset impairment	—	(147)	—	(147)
Amortization	(36)	(204)	(1)	(241)
Translation	5	11	1	17

Balance at December 31, 2009	$416	$3,630	$6	$4,052

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2008:

Customer relationships	$2,751	$(210)	$2,541
Trademarks	584	(40)	544
Indefinite-lived trade names	790	—	790
Other	494	(69)	425

Total identified intangibles	$4,619	$(319)	$4,300

December 31, 2009:

Customer relationships	$2,819	$(366)	$2,453
Trademarks	619	(73)	546
Indefinite-lived trade names	643	—	643
Other	531	(121)	410

Total identified intangibles	$4,612	$(560)	$4,052

Asset Impairment
During the second quarter of 2009, the worldwide average rig count was 2,009 rigs, down 41% from the fourth quarter 2008 average of 3,395 and down 25% from the first quarter 2009 average of 2,681. The second quarter 2009 average rig count represented the lowest quarterly average in the past six years. In addition, the Company’s updated forecast was behind the Company’s previous forecast completed at the beginning of 2009. While operating profit for the first quarter of 2009 was in line with the Company’s first quarter 2009 operating profit forecast, the Company’s consolidated operating profit for the second quarter of 2009 was below its second quarter 2009 forecast. As a result of the substantial decline in the worldwide rig count, and the decline in actual/forecasted results compared to the original 2009 forecast, the Company concluded that events or circumstances had occurred indicating that goodwill and other indefinite-lived intangible assets might be impaired as described in ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”).

Therefore, the Company performed its interim impairment test of goodwill for its reporting units at the end of the second quarter of 2009. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Fair value of the reporting units is determined in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using a combination of three methods: discounted cash flow, comparable companies, and representative transactions. While the Company primarily uses the discounted cash flow method to assess fair value, the Company uses the comparable companies and representative transaction methods to validate the discounted cash flow analysis and further support management’s expectations, where possible.
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
Other indefinite-lived intangible assets, representing trade names management intends to use indefinitely, were valued using significant unobservable inputs (level 3) and are tested for impairment using the Relief from Royalty Method, a form of the Income Approach. An impairment is measured and recognized based on the amount the book value of the indefinite-lived intangible assets exceeds its estimated fair value as of the date of the impairment test. Included in the impairment test are assumptions, for each trade name, regarding the related revenue streams attributable to the trade names, which are determined in a manner consistent with the forecasting process described above, the royalty rate, and the discount rate applied. Based on the Company’s indefinite-lived intangible asset impairment analysis performed during the second quarter of 2009, the Company incurred an impairment charge of $147 million in the Petroleum Services & Supplies segment related to a partial impairment of the Company’s Grant Prideco trade name. The impairment charge was primarily the result of the substantial decline in worldwide rig counts through June 2009, declines in forecasts in rig activity for the remainder of 2009, 2010, and 2011 compared to rig count forecast at the beginning of 2009, and a decline in the revenue forecast for the drill pipe business unit for the remainder of 2009, 2010, and 2011.
The Company performed its annual impairment analysis for its goodwill and indefinite-lived assets during the fourth quarter of 2009 which resulted in no further impairment. The valuation techniques used in the annual test were consistent with the methodologies described above. The inputs used in the annual test were updated for current market conditions and forecasts.
Foreign Currency
The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction gains (losses) were ($79) million, $50 million and ($7) million for the years ending December 31, 2009, 2008 and 2007, respectively, and are included in other income (expense) in the accompanying statement of operations.
As previously discussed, effective January 1, 2008, we changed the functional currency of our Rig Technology unit in Norway from the Norwegian krone to the U.S. dollar to more appropriately reflect the primary economic environment in which they currently operate.

Revenue Recognition
The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post delivery obligations. Except for certain construction contracts and drill pipe sales described below, the Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectability is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in cost of sales.
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
Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered.

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2007	$92

Net provisions for warranties issued during the year	77
Amounts incurred	(54)
Foreign currency translation	(1)

Balance at December 31, 2008	$114

Net provisions for warranties issued during the year	144
Amounts incurred	(62)
Foreign currency translation and other	21

Balance at December 31, 2009	$217

Income Taxes
The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.
Concentration of Credit Risk
We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $95 million and $73 million at December 31, 2009 and 2008, respectively.
Stock-Based Compensation
Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation — Stock Compensation” (“ASC Topic 718”). Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period.
The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans.
Total compensation cost that has been charged against income for all share-based compensation arrangements was $68 million, $61 million and $43 million for 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $21 million, $19 million and $13 million for 2009, 2008 and 2007, respectively.

Environmental Liabilities
When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to, estimated losses on accounts receivable, estimated costs and related margins of projects accounted for under percentage- of-completion (“POC”), estimated realizable value on excess and obsolete inventory, contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to tocpension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ from those estimates.
Contingencies
The Company accrues for costs relating to litigation claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous judgments with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.
In circumstances where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than others, the low end of the range is accrued.
Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income attributable to Company	$1,469	$1,952	$1,337

Denominator:
Basic—weighted average common shares outstanding	416	397	354
Dilutive effect of employee stock options and other unvested stock awards	1	2	1

Diluted outstanding shares	417	399	355

Basic earnings attributable to Company per share	$3.53	$4.91	$3.77

Diluted earnings attributable to Company per share	$3.52	$4.90	$3.76

Cash dividends per share	$1.10	$—	$—

In addition, we had stock options outstanding that were anti-dilutive totaling 4.0 million, 0.4 million, and 0.1 million at December 31, 2009, 2008 and 2007, respectively.

Recently Issued Accounting Standards
In April 2009 the FASB issued ASC Topic 805, “Business Combinations” (“ASC Topic 805”). ASC Topic 805 amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC Topic 805 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects ASC Topic 805 will have a future impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.
In April 2009, the FASB issued ASC Topic 825, “Financial Instruments” (“ASC Topic 825”). ASC Topic 825 extends the annual disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. On June 1, 2009, the Company adopted ASC Topic 825. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of ASC Topic 825.
In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC Topic 855 is effective for fiscal years and interim periods ending after June 15, 2009. On June 1, 2009, the Company adopted ASC Topic 855. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of ASC Topic 855.
In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Standards” (“ASC Topic 105”). The ASC is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, ASC Topic 105 superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. ASC Topic 105 became effective for financial statements issued for interim and annual periods ending after September 15, 2009.
3. Grant Prideco Merger
Pursuant to the Agreement and Plan of Merger with Grant Prideco, Inc. (“Grant Prideco”) (the “Merger”), a Delaware Corporation, effective December 16, 2007 (the “Agreement Date”), the Company issued .4498 shares of National Oilwell Varco, Inc. common stock and $23.20 in cash (the “Exchange Ratio”) for each Grant Prideco common share outstanding on April 21, 2008 (the “Merger Date”) totaling approximately 57 million shares and $2.9 billion in cash. The Company has included the financial results of Grant Prideco in its Consolidated Financial Statements beginning on the Merger Date, the date Grant Prideco common shares were exchanged for National Oilwell Varco common shares and cash. The Grant Prideco operations are included in the Petroleum Services & Supplies segment.
Prior to its acquisition, Grant Prideco was a world leader in drill stem technology development and drill pipe manufacturing, sales and service and a global leader in drill bit and specialty tools, manufacturing, sales and service. The Company believes the Merger with Grant Prideco advanced its strategic goal of providing more products and services to its customers and that Grant Prideco’s product range added new growth opportunities to the Company and benefited its customers’ needs worldwide.
The Merger was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of April 21, 2008. The fair value of shares issued was determined using an average price of $72.74, which represents the average closing price of the Company’s common stock for a five-day period beginning two available trading days before the public announcement of the transaction. The total purchase price is $7,199 million, including Grant Prideco stock options assumed and acquisition related transaction costs and is comprised of (in millions):

Shares issued totaled approximately 57 million shares at $72.74 per share	$4,135
Cash paid at $23.20 per share	2,932
Grant Prideco stock options assumed	56
Merger related transaction costs	76

Total purchase price	$7,199

For all Grant Prideco stock options and restricted stock granted prior to 2008, vesting was accelerated under the terms of the stock option and restricted stock agreements; therefore, there was no modification of the awards as defined under SFAS 123(R). For stock options and restricted stock granted by Grant Prideco in 2008, 320,500 Grant Prideco stock options and 388,000 shares of restricted stock were replaced with 250,402 National Oilwell Varco stock options and 303,212 shares of National Oilwell Varco restricted stock, respectively. For the 2008 Grant Prideco grants, vesting was not accelerated in connection with the Merger, under the terms of the stock option and restricted stock agreements, except for certain recipients of the 2008 Grant Prideco restricted stock grant.

Merger related costs of $76 million include severance and other external costs directly related to the Merger.
Transaction costs of $11 million for the year ending December 31, 2008 were comprised of $6 million for accelerated vesting of stock-based compensation, $4 million for bridge loan fees and $1 million of other costs and are included in selling, general and administrative expense in the Consolidated Statements of Income.
Purchase Price Allocation
Under the purchase method of accounting, the total purchase price was allocated to Grant Prideco’s net tangible and identifiable intangible assets based on their fair values as of April 21, 2008. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The following table, set forth below, displays the total purchase price allocated to Grant Prideco’s net tangible and identifiable intangible assets based on their fair values as of April 21, 2008 (in millions):

Cash and cash equivalents	$171
Receivables	420
Assets held for sale, net	784
Inventories	611
Prepaid and other current assets	210
Property, plant and equipment	392
Goodwill	2,775
Intangibles	3,696
Investment in unconsolidated affiliate	512
Other assets	98
Accounts payable and accrued liabilities	(316)
Accrued income taxes	(627)
Long-term debt	(176)
Deferred income taxes	(1,305)
Minority interest	(25)
Other liabilities	(21)

Total purchase price	$7,199

Under purchase accounting, a fair value step up adjustment of $89 million was made to inventory and was charged to “Cost of sales” as the applicable inventory sold. Cost of sales included $89 million of these inventory charges for the year ended December 31, 2008.
Additionally, the Company identified other intangible assets associated with tradenames, patents, and customer relationships, and the fair values assigned were $1.2 billion, $0.3 billion, and $2.2 billion, respectively. The initial range of useful lives associated with trade names, patents, and customer relationships were 40 years to an indefinite life, 5 to 15 years and 16 to 17 years, respectively. Of the $1.2 billion associated with trade names, $0.8 billion was initially identified as having an indefinite life.
Disposition of Certain Grant Prideco Businesses
Prior to the Merger, Grant Prideco had entered into a definitive Purchase and Sale Agreement with Vallourec S.A. and Vallourec & Mannesman Holdings, Inc. (collectively referred to as “Vallourec”) to sell four of its tubular businesses for approximately $800 million in cash, subject to final working capital adjustments and standard closing conditions (including regulatory approval). The transaction closed May 16, 2008. The amount included in “Assets held for sale, net” included in the preliminary purchase price allocation above, relates to this disposition. Additionally, $256 million is included above in “Accrued income taxes” for taxes related to the disposition.

Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of National Oilwell Varco and Grant Prideco, on a pro forma basis, as though the companies had been combined as of the beginning of 2008. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of 2008. The pro forma financial information for the year ended December 31, 2008 includes the business combination accounting effect on historical Grant Prideco revenues, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, financing costs on new debt in connection with the merger and related tax effects for the year ended December 31, 2008 (in millions, except per share data):

Total revenues	$14,035

Net income attributable to Company	$2,080

Basic net income attributable to Company per share	$5.02

Diluted net income attributable to Company per share	$4.99

4. Other Acquisitions and Investments
2009
The Company completed nine acquisitions for an aggregate purchase price of $573 million, net of cash acquired. These acquisitions included:
•	The shares of ASEP Group Holding B.V., a Netherlands-based manufacturer of well service equipment.

•	The shares of ANS (1001) Ltd. (“Anson”), a U.K.-based manufacturer of pumps and fluid expendibles.

•	The business and assets of Spirit Drilling Fluids Ltd., a U.S.-based company that provides drilling fluids and related well-site services to exploration and production companies.

•	The business and assets of Spirit Minerals L.P., a U.S.-based company that mines, processes and distributes barite to the oil and gas drilling fluid industry.

•	The shares of South Seas Inspection (S) Pte. Ltd., a Singapore-based inspection, repair and maintenance provider to the oil and gas industry.

•	The shares of Hochang Machinery Industries Co., Ltd., a South Korean-based manufacturing and fabrication business.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2009 acquisitions (in millions):

Current assets, net of cash acquired	$404
Property, plant and equipment	149
Intangible assets	115
Goodwill	198
Other assets	5

Total assets acquired	871

Current liabilities	242
Long-term debt	48
Other liabilities	8

Total liabilities	298

Cash consideration, net of cash acquired	$573

The Company allocated $115 million to intangible assets (11 year weighted-average life), comprised of: $60 million of customer relationships (9 year weighted-average life), $46 million of trademarks (18 year weighted-average life), and $9 million of other intangible assets (7 year weighted-average life).

In September 2009, the Company sold 45% of certain of its IntelliServ operations and created the IntelliServ Joint Venture (“IntelliServ”). IntelliServ provides drilling technology that enables downhole drilling conditions to be measured, evaluated and monitored.
2008
In addition to the Grant Prideco Merger, the Company completed nine acquisitions for an aggregate purchase price of $171 million net of cash acquired. These acquisitions included:
•	Welch Power Source, L.L.C., a Louisiana-based manufacturer of power generation equipment.

•	CKS, a France-based solids control company.

•	Mid-South Machine, Inc., a Louisiana-based machine shop.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2008 acquisitions (in millions):

Current assets, net of cash acquired	$33
Property, plant and equipment	61
Intangible assets	38
Goodwill	76

Total assets acquired	208

Current liabilities	11
Long-term debt	26

Total liabilities	37

Cash consideration, net of cash acquired	$171

The Company allocated $38 million to intangible assets (9 year weighted-average life), comprised of: $30 million of customer relationships (15 year weighted-average life), $1 million of trademarks (16 year weighted-average life), and $7 million of other intangible assets (4 year weighted-average life).
2007
The Company completed eight acquisitions for an aggregate purchase price of $287 million consisting of cash of $286 million and notes payable of $1 million. These acquisitions included:
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2007 acquisitions (in millions):

Current assets, net of cash acquired	$50
Property, plant and equipment	49
Intangible assets	114
Goodwill	142

Total assets acquired	355

Current liabilities	38
Long-term debt	20

Total liabilities	58

Minority interest	11

Cash consideration, net of cash acquired	$286

Based on independent third-party valuations, the Company allocated $114 million to intangible assets (13 year weighted-average life), comprised of: $94 million of customer relationships (13 year weighted-average life), $9 million of trademarks (9 year weighted-average life), and $11 million of other intangible assets (20 year weighted-average life).
In January 2007, the Company also acquired the remaining 13% of NQL Energy Services, Inc.’s outstanding shares for $38 million.
Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business are included in the consolidated results of operations from the date of acquisition. Excluding the Grant Prideco merger, a summary of the acquisitions follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Fair value of assets acquired, net of cash acquired	$871	$208	$355
Cash paid, net of cash acquired	(573)	(171)	(286)

Liabilities assumed, debt issued and minority interest	$298	$37	$69

Excess purchase price over fair value of net assets acquired	$198	$76	$142

5. Inventories, net
Inventories consist of (in millions):

	December 31,
	2009	2008
Raw materials and supplies	$704	$739
Work in process	1,307	1,326
Finished goods and purchased products	1,479	1,741

Total	$3,490	$3,806

6. Property, Plant and Equipment
Property, plant and equipment consist of the following (in millions):

	Estimated	December 31,
	Useful Lives	2009	2008
Land and buildings	5-35 Years	$678	$544
Operating equipment	3-15 Years	1,429	1,259
Rental equipment	3-12 Years	594	527

		2,701	2,330
Less: Accumulated Depreciation		(865)	(653)

		$1,836	$1,677

7. Accrued Liabilities
Accrued liabilities consist of (in millions):

	December 31,
	2009	2008
Compensation	$272	$258
Customer prepayments and billings	500	912
Warranty	217	114
Interest	11	11
Taxes (non income)	95	76
Insurance	58	50
Accrued vendor costs	853	688
Fair value of derivatives	61	59
Other	200	208

Total	$2,267	$2,376

8. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2009	2008
Costs incurred on uncompleted contracts	$6,276	$4,397
Estimated earnings	3,735	2,183

	10,011	6,580
Less: Billings to date	10,361	8,123

	$(350)	$(1,543)

Costs and estimated earnings in excess of billings on uncompleted contracts	$740	$618
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,090)	(2,161)

	$(350)	$(1,543)

9. Long-Term Debt
Debt consists of (in millions):

	December 31,
	2009	2008
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$150	$150

Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	205	208

Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200

Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151	151

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151

Other	26	14

Total debt	883	874
Less current portion	7	4

Long-term debt	$876	$870

Principal payments of debt for years subsequent to 2009 are as follows (in millions):

2010	$7
2011	362
2012	355
2013	5
2014	1
Thereafter	153

$883

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
Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At December 31, 2009, there were no borrowings against the remaining credit facility, and there were $588 million in outstanding letters of credit issued under this facility, resulting in $1,412 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate.
The Company also had $2,073 million of additional outstanding letters of credit at December 31, 2009, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at December 31, 2009.

Other
Other debt includes approximately $3 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.
10. Employee Benefit Plans
We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2009, 2008 and 2007, expenses for defined-contribution plans were $39 million, $37 million, and $31 million, respectively, and all funding is current.
Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, approximately 777 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.
Net periodic benefit cost for our defined benefit plans aggregated $12 million, $7 million and $8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, and Norway and defined postretirement plans in the United States, using a measurement date of December 31, 2009 and December 31, 2008, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2009	2008	2009	2008
Benefit obligation at beginning of year	$214	$246	$20	$14
Service cost	5	5	—	—
Interest cost	14	12	2	1
Actuarial loss (gain)	19	(6)	1	5
Benefits paid	(10)	(13)	(2)	(2)
Participants contributions	1	1	—	—
Exchange rate loss (gain)	19	(50)	18	—
Acquisitions/divestitures, net	—	17	—	—
Other	—	2	—	2

Benefit obligation at end of year	$262	$214	$39	$20

Accumulated benefit obligation at end of year	$244	$198

Fair value of plan assets at beginning of year	$153	$206	$—	$—
Actual return	21	(23)	—	—
Benefits paid	(10)	(13)	(2)	(2)
Company contributions	12	17	2	2
Participants contributions	1	1	—	—
Exchange rate (loss) gain	16	(50)	—	—
Acquisitions/divestitures, net	—	16	—	—
Other	—	(1)	—	—

Fair value of plan assets at end of year	$193	$153	$—	$—

Funded status	(69)	(61)	(39)	(20)
Unrecognized actuarial net loss	63	52	7	6
Prior service costs not yet recognized	1	1	(1)	(1)

Accrued benefit cost	$(5)	$(8)	$(33)	$(15)

Defined Benefit Pension Plans
Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2009	2008
Discount rate:
United States plan	5.26%	6.23%
International plans	5.25% – 5.75%	5.75% – 6.50%

Salary increase:
United States plan	N/A	N/A
International plans	2.50% – 4.25%	2.50% – 4.50%
The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2009	2008	2007
Discount rate:
United States plan	6.23%	6.34%	5.97%
International plans	5.75% – 6.50%	5.50% – 5.75%	4.75% – 5.25%

Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50% – 4.50%	2.50% – 4.50%	2.25% – 3.00%

Expected return on assets:
United States plan	7.75%	7.75%	7.75%
International plans	6.00% – 6.85%	5.50% – 6.86%	5.17% – 6.86%
In determining the overall expected long-term rate of return for plan assets, the Company takes into consideration the historical experience as well as future expectations of the asset mix involved. As different investments yield different returns, each asset category is reviewed individually and then weighted for significance in relation to the total portfolio.
The majority of our plans have projected benefit obligations in excess of plan assets.
The Company expects to pay future benefit amounts on its defined benefit plans ranging from $15 million to $20 million for each of the next five years and aggregate payments of $152 million.
Plan Assets
The Company and its investment advisers collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation reports for the plans, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with plan assets. Our pension investment strategy worldwide prohibits a direct investment in our own stock.

The following table presents information about the plan assets measured at fair value as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in millions):

	Fair Value Measurements
Asset Category	Total	Level 1	Level 2	Level 3
Equity securities	$70	$—	$70	$—
Bonds	53	—	53	—
Mutual funds	36	16	20	—
Other (insurance contracts)	32	—	—	32

	191	16	143	32
Cash	2	—	2	—

Total	$193	$16	$145	$32

The following table outlines the rollforward of the fair value measurement Company’s Level 3 plan assets using significant unobservable inputs for the year ended December 31, 2009 (in millions):

Level 3
Plan
Assets
Beginning balance as of January 1, 2009	$24
Actual return on plan assets still held at reporting date	2
Purchases, sales and settlements	1
Currency impact	5

Ending balance as of December 31, 2009	$32

11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Cumulative
	Change in	Currency	Derivative
	Defined	Translation	Financial
	Benefit Plans	Adjustment	Instruments	Total
Balance at December 31, 2006	$(15)	$60	$1	$46

Current period activity	(8)	211	25	228
Tax effect	3	(75)	(7)	(79)

Balance at December 31, 2007	$(20)	$196	$19	$195

Current period activity	(30)	(265)	(241)	(536)
Tax effect	10	89	81	180

Balance at December 31, 2008	$(40)	$20	$(141)	$(161)

Current period activity	(14)	150	223	359
Tax effect	5	(50)	(63)	(108)

Balance at December 31, 2009	$(49)	$120	$19	$90

12. Commitments and Contingencies
We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2009 cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.
Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies hereunder may not result in additional, presently unquantifiable, costs or liabilities to us.
We have received federal grand jury subpoenas and subsequent inquiries from governmental agencies requesting records related to our compliance with export trade laws and regulations. We have cooperated fully with agents from the Department of Justice, the Bureau of Industry and Security, the Office of Foreign Assets Control, and U.S. Immigration and Customs Enforcement in responding to the inquiries, and we have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations. As a result of our internal review and in an effort to prevent any future compliance issues of this nature, we have reviewed and are in the process of enhancing our compliance procedures and training.
The Company leases certain facilities and equipment under operating leases that expire at various dates through 2066. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $199 million, $184 million, and $128 million in 2009, 2008 and 2007, respectively.
Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2009 are payable as follows (in millions):

2010	$122
2011	88
2012	68
2013	52
2014	44
Thereafter	179

Total future lease commitments	$553

13. Common Stock
National Oilwell Varco has authorized 500 million shares of $.01 par value common stock. We also have authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.
On November 11, 2009 National Oilwell Varco’s Board of Directors approved a special one-time cash dividend of $1.00 per share of common stock along with the commencement of a regular quarterly dividend of $0.10 per share. The special cash dividend and the first quarterly dividend was paid on December 16, 2009 to each stockholder of record on December 2, 2009. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
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
Stock Options
Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 25.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2009, approximately 12 million shares were available for future grants.
We also have inactive stock option plans that were acquired in connection with the acquisitions of Varco International, Inc. in 2005 and Grant Prideco in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2009 under the stock option plans have exercise prices between $8.83 and $73.98 per share, and expire at various dates from January 25, 2010 to May 13, 2019.
The following summarizes options activity:

	Years Ended December 31,
	2009		2008		2007
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	7,547,822	$37.24	7,903,832	$29.12	10,559,862	$23.28
Granted	3,234,400	26.03	2,993,000	48.59	2,381,300	35.55
Cancelled	(156,356)	29.79	(218,560)	30.90	(301,608)	30.55
Exercised	(369,884)	40.86	(3,130,450)	27.08	(4,735,722)	19.28

Shares under option at end of year	10,255,982	$34.19	7,547,822	$37.24	7,903,832	$29.12

Exercisable at end of year	5,308,465	$33.14	3,110,462	$26.17	1,619,374	$19.55

The following summarizes information about stock options outstanding as of December 31, 2009:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
8.33 – 15.00	3.75	549,519	$11.53	549,519	$11.53
15.92 – 33.29	8.20	4,028,199	24.69	853,599	19.97
33.57 – 73.98	7.01	5,678,264	43.12	3,905,347	39.06

Total	7.30	10,255,982	$34.19	5,308,465	$33.14

The weighted-average fair value of options granted during 2009, 2008 and 2007 was approximately $11.89, $22.16 and $11.99 (excluding options assumed in the Grant Prideco merger) per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2009 and 2008 was $6 million and $155 million, respectively.
Upon adoption of ASC Topic 718, we began recording expense related to the value of employee stock options on the date of grant using the Black Scholes model. Prior to the adoption of ASC Topic 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with ASC Topic 718. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise activity. The use of the Black Scholes model requires the use of extensive actual employee exercise activity data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected term.

	Years Ended December 31,
	2009	2008	2007
Valuation Assumptions:
Expected volatility	63.5%	41.8%	38.6%
Risk-free interest rate	1.8%	2.9%	4.6%
Expected dividends	$—	$—	$—
Expected term (in years)	3.4	3.6	3.5
We used the actual volatility for traded options for the past 10 years prior to option date as the expected volatility assumption required in the Black Scholes model.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated expected term is based on actual employee exercise activity for the past ten years.
As stock-based compensation expense recognized in the Consolidated Statement of Income in 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The following summary presents information regarding outstanding options as of December 31, 2009 and changes during 2009 with regard to options under all stock option plans:

			Weighted
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(years)	Intrinsic Value
Outstanding at December 31, 2008	7,547,822	$37.24
Granted	3,234,400	$26.05
Exercised	(369,884)	$40.86
Cancelled	(156,356)	$29.79

Outstanding at December 31, 2009	10,255,982	$34.19	7.30	$134,531,875

Vested or expected to vest	9,930,867	$34.19	7.30	$130,267,214

Exercisable at December 31, 2009	5,308,465	$33.14	6.05	$70,499,357

As of December 31, 2009, total unrecognized compensation cost related to nonvested stock options was $40 million. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options vested in 2009, 2008 and 2007 was approximately $40 million, $43 million and $34 million, respectively. Cash received from option exercises for 2009, 2008 and 2007 was $8 million, $78 million and $91 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2 million, $46 million and $34 million for 2009, 2008 and 2007, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2009, 2008 and 2007 was not material for any period.
Restricted Shares
The Company issues restricted stock awards (“RSA”) with no exercise price to officers and key employees in addition to stock options. The Company granted 434,400 restricted shares valued at $25.96 to key employees on February 20, 2009. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested. The Company also granted 309,000 performance-based restricted shares valued at $25.96 to senior management and officers on February 20, 2009. These shares will not vest until the third anniversary of the date of the grant, at which time they will be 100% vested, with a performance condition of the Company’s operating income level growth from January 1, 2009 to December 31, 2011 needing to exceed the median operating income level growth of a designated peer group over the same period. The estimated forfeiture rate of RSA’s is factored into the share-based compensation expense the Company recognizes.

The following summary presents information regarding outstanding restricted shares as of December 31, 2009, 2008 and 2007, and changes during 2009 and 2008:

		Weighted-Average
		Grant Date
Restricted Shares	Units	Fair Value
Nonvested at December 31, 2007	1,061,002	$36.56
Granted	755,535	$64.33
Vested	(307,905)	$68.12
Forfeited	(48,136)	$42.32

Nonvested at December 31, 2008	1,460,496	$47.34

Granted	762,692	$26.02
Vested	(7,322)	$36.05
Forfeited	(34,622)	$41.52

Nonvested at December 31, 2009	2,181,244	$40.51

The weighted-average grant day fair value of RSA’s granted during the years ended 2009, 2008 and 2007 was $26.02, $64.16 and $37.06 (excluding RSA’s assumed in the Grant Prideco merger) per share, respectively. There were 7,322, 307,905 and nil RSA’s that vested during 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $27 million of unrecognized compensation cost related to nonvested RSA’s, which is expected to be recognized over a weighted-average period of two years.
14. Income Taxes
The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Domestic	$761	$1,577	$1,244
Foreign	1,447	1,384	785

	$2,208	$2,961	$2,029

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$526	$691	$490
State	35	55	39
Foreign	348	280	136

Total current income tax provision	909	1,026	665

Deferred:
Federal	(249)	(93)	(66)
State	(5)	(2)	(3)
Foreign	80	62	80

Total deferred income tax provision	(174)	(33)	11

Total income tax provision	$735	$993	$676

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Federal income tax at U.S. statutory rate	$773	$1,037	$710
Foreign income tax rate differential	(120)	(125)	(66)
State income tax, net of federal benefit	18	34	23
Nondeductible expenses	30	12	10
Tax benefit of manufacturing deduction	(17)	(17)	(11)
Foreign dividends net of foreign tax credits	10	46	9
Change in deferred tax valuation allowance	—	—	3
Other	41	6	(2)

Total income tax provision	$735	$993	$676

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2009	2008	2007
Deferred tax assets:
Allowances and operating liabilities	$343	$364	$152
Net operating loss carryforwards	7	6	8
Postretirement benefits	12	12	17
Capital loss carryforwards	—	3	7
Other	28	22	17

Total deferred tax assets	390	407	201

Valuation allowance for deferred tax assets	(8)	(10)	(14)

	382	397	187

Deferred tax liabilities:
Tax over book depreciation	168	146	95
Intangible assets	1,413	1,542	218
Deferred income	363	215	166
Other	147	231	85

Total deferred tax liabilities	2,091	2,134	564

Net deferred tax liability	$1,709	$1,737	$377

ASC Topic 740 “Income Taxes” (ASC Topic 740) prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under ASC Topic 740, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure. The balance of unrecognized tax benefits at December 31, 2009 and 2008 are $58 million and $61 million, respectively. These unrecognized tax benefits, if recognized in future periods, would impact the Company’s effective tax rate. Included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2009 was an increase of $10 million of unrecognized tax benefits associated with potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions and a $13 million reduction in the balance of unrecognized tax benefits resulting primarily from the completion in the U.S. of prior year audits and appeals. This net decrease of $3 million in the balance of unrecognized tax benefits impacted the Company’s effective tax rate in the current year. These unrecognized tax benefits are included in the balance of Accrued Income Taxes in the balance sheet as of December 31, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008	2007
Unrecognized tax benefit at beginning of year	$61	$47	$55

Additions based on tax positions related to the current year	10	9	2
Additions for tax positions of prior years	—	9	1
Reductions for tax positions of prior years	(12)	(4)	(10)
Settlements	—	—	(1)
Reductions for lapse of applicable statutes of limitations	(1)	—	—

Unrecognized tax benefit at end of year	$58	$61	$47

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. During the year ended December 31, 2009, the Company recognized $3 million of additional interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2009, the Company has accrued approximately $11 million of interest and penalties relating to unrecognized tax benefits. These interest and penalties are included in the balance of Accrued Income Taxes in the balance sheet as of December 31, 2009.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2005 and outside the U.S. for the tax years ending after 2003.
In the United States, the Company has $19 million of net operating loss carryforwards as of December 31, 2009, which expire at various dates through 2029. The potential benefit of $7 million has been recorded with a $7 million valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $7 million would reduce future income tax expense.
Also in the United States, the Company has $1 million of excess foreign tax credits as of December 31, 2009, which expire at various dates through 2017. These credits have been allotted a full valuation allowance and would be realized as a reduction of future income tax payments. If the Company ultimately realizes the benefit of these excess foreign tax credits, the valuation allowance of $1 million would reduce future income tax expense.
The deferred tax valuation allowance decreased $2 million for the period ending December 31, 2009 and was recorded as a decrease in deferred tax assets.
During 2008, the Company recorded $1,480 million in net deferred tax liabilities with a corresponding increase in goodwill related to Grant Prideco purchase accounting.
Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $2,764 million and $2,255 million at December 31, 2009 and 2008, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in either U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $126 million would be payable upon remittance of all previously unremitted earnings at December 31, 2009.
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
Petroleum Services & Supplies: Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, transfer pumps, solids control systems, drilling motors, drill bits, reamers and other downhole tools, and mud pump consumables.
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
The Company had revenues of 16.6% of total revenue from one of its customers for the year ended December 31, 2009. This customer is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.
Geographic Areas:
The following table presents consolidated revenues by country based on sales destination of the use of the products or services (in millions):

	Years Ended December 31,
	2009	2008	2007
United States	$3,444	$4,369	$3,983
South Korea	2,830	291	—
Singapore	801	856	562
Norway	629	603	677
United Kingdom	578	497	348
Canada	550	751	619
Other Countries	3,880	6,064	3,600

Total	$12,712	$13,431	$9,789

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2009	2008
United States	$1,082	$1,050
Canada	116	107
Norway	41	44
United Kingdom	110	89
Other Countries	487	387

Total	$1,836	$1,677

Business Segments:

		Petroleum
	Rig	Services &	Distribution	Unallocated/
	Technology	Supplies	Services	Eliminations	Total
December 31, 2009
Revenues	$8,093	$3,745	$1,350	$(476)	$12,712
Operating profit	2,283	301	50	(319)	2,315
Capital expenditures	61	161	3	25	250
Depreciation and amortization	90	374	8	18	490
Goodwill	1,567	3,855	67	—	5,489
Total assets	7,203	11,601	781	1,947	21,532

December 31, 2008
Revenues	$7,528	$4,651	$1,772	$(520)	$13,431
Operating profit	1,970	1,044	130	(226)	2,918
Capital expenditures	79	272	4	24	379
Depreciation and amortization	90	290	9	13	402
Goodwill	1,458	3,705	62	—	5,225
Total assets	9,048	11,153	650	628	21,479

December 31, 2007
Revenues	$5,745	$3,061	$1,424	$(441)	$9,789
Operating profit	1,394	732	94	(176)	2,044
Capital expenditures	64	160	6	22	252
Depreciation and amortization	54	148	5	7	214
Goodwill	1,231	1,175	39	—	2,445
Total assets	7,097	3,965	652	401	12,115
The Company’s 2008 financial statements include Grant Prideco from April 21, 2008, the Merger Date, which includes additional amortization and depreciation of $114 million from the step up to fair market value of Grant Prideco’s assets and liabilities for the year ended December 31, 2008. The Grant Prideco product lines are reported within the Petroleum Services & Supplies segment.

16. Quarterly Financial Data (Unaudited)
Summarized quarterly results, were as follows (in millions, except per share data). The 2008 results include Grant Prideco operations from the Merger Date:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2009
Revenues	$3,481	$3,010	$3,087	$3,134
Gross profit	1,039	875	891	979
Net income attributable to Company	470	220	385	394
Net income attributable to Company per basic share	1.13	0.53	0.93	0.95
Net income attributable to Company per diluted share	1.13	0.53	0.92	0.94
Cash dividends per share	—	—	—	1.10

Year ended December 31, 2008
Revenues	$2,685	$3,325	$3,611	$3,810
Gross profit	797	981	1,100	1,194
Net income attributable to Company	398	421	548	585
Net income attributable to Company per basic share	1.12	1.05	1.32	1.41
Net income attributable to Company per diluted share	1.11	1.04	1.31	1.40
Cash dividends per share	—	—	—	—

SCHEDULE II
NATIONAL OILWELL VARCO, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(in millions)

		Additions
		(Deductions)
	Balance	charged to	Charge	Balance
	beginning	costs and	off’s and	end of
	of year	expenses	other	year
Allowance for doubtful accounts:
2009	$73	$53	$(31)	$95
2008	45	25	3	73
2007	30	16	(1)	45

Allowance for excess and obsolete inventories:
2009	$123	$100	$(17)	$206
2008	99	27	(3)	123
2007	86	34	(21)	99

Valuation allowance for deferred tax assets:
2009	$10	$—	$(2)	$8
2008	14	—	(4)	10
2007	7	3	4	14

Warranty reserve:
2009	$114	$144	$(41)	$217
2008	92	81	(59)	114
2007	57	78	(43)	92