Form 10-Q
period 2010-03-31
NATIONAL OILWELL VARCO INC
filed 2010-05-07
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010 the registrant had 419,017,996 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,608	$2,622
Receivables, net	2,111	2,187
Inventories, net	3,423	3,490
Costs in excess of billings	918	740
Deferred income taxes	228	290
Prepaid and other current assets	257	269

Total current assets	9,545	9,598

Property, plant and equipment, net	1,810	1,836
Deferred income taxes	131	92
Goodwill	5,544	5,489
Intangibles, net	3,987	4,052
Investment in unconsolidated affiliate	390	393
Other assets	59	72

Total assets	$21,466	$21,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538	$584
Accrued liabilities	2,245	2,267
Billings in excess of costs	681	1,090
Current portion of long-term debt and short-term borrowings	156	7
Accrued income taxes	124	226

Total current liabilities	3,744	4,174

Long-term debt	724	876
Deferred income taxes	2,166	2,091
Other liabilities	252	163

Total liabilities	6,886	7,304

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 418,938,789 and 418,451,731 shares issued and outstanding at March 31, 2010 and December 31, 2009	4	4
Additional paid-in capital	8,228	8,214
Accumulated other comprehensive income	50	90
Retained earnings	6,185	5,805

Total Company stockholders’ equity	14,467	14,113
Noncontrolling interests	113	115

Total stockholders’ equity	14,580	14,228

Total liabilities and stockholders’ equity	$21,466	$21,532

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$3,032	$3,481
Cost of revenue	2,070	2,442

Gross profit	962	1,039
Selling, general and administrative	325	319

Operating profit	637	720
Interest and financial costs	(13)	(13)
Interest income	2	2
Equity income in unconsolidated affiliate	6	28
Other income (expense), net	(16)	(36)

Income before income taxes	616	701
Provision for income taxes	197	228

Net income	419	473
Net income (loss) attributable to noncontrolling interests	(3)	3

Net income attributable to Company	$422	$470

Net income attributable to Company per share:
Basic	$1.01	$1.13

Diluted	$1.01	$1.13

Weighted average shares outstanding:
Basic	417	416

Diluted	419	418

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$419	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127	116
Equity income in unconsolidated affiliate	(6)	(28)
Other, net	138	51
Change in operating assets and liabilities, net of acquisitions:
Receivables	74	227
Inventories	67	(39)
Costs in excess of billings	(178)	3
Prepaid and other current assets	13	(126)
Accounts payable	(46)	3
Billings in excess of costs	(409)	(77)
Other assets/liabilities, net	(104)	182

Net cash provided by operating activities	95	785

Cash flows from investing activities:
Purchases of property, plant and equipment	(31)	(79)
Business acquisitions, net of cash acquired	(46)	—
Other	12	—

Net cash used in investing activities	(65)	(79)

Cash flows from financing activities:
Repayments on debt	(2)	—
Cash dividends paid	(42)	—
Other, net	8	1

Net cash provided by (used in) financing activities	(36)	1
Effect of exchange rates on cash	(8)	(18)

Increase (decrease) in cash equivalents	(14)	689
Cash and cash equivalents, beginning of period	2,622	1,543

Cash and cash equivalents, end of period	$2,608	$2,232

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$11	$10
Income taxes	$101	$78
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
The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2009 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
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
2. Inventories, net
Inventories consist of (in millions):

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$681	$704
Work in process	1,266	1,307
Finished goods and purchased products	1,476	1,479

Total	$3,423	$3,490

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2010	2009
Compensation	$222	$272
Customer prepayments and billings	436	500
Warranty	210	217
Interest	15	11
Taxes (non income)	57	95
Insurance	59	58
Accrued purchase orders	968	853
Fair value of derivatives	71	61
Other	207	200

Total	$2,245	$2,267

Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered.
The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2009	$217

Net provisions for warranties issued during the year	12
Amounts incurred	(10)
Foreign currency translation and other	(9)

Balance at March 31, 2010	$210

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31,	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$6,718	$6,276
Estimated earnings	4,191	3,735

	10,909	10,011
Less: Billings to date	10,672	10,361

	$237	$(350)

Costs and estimated earnings in excess of billings on uncompleted contracts	$918	$740
Billings in excess of costs and estimated earnings on uncompleted contracts	(681)	(1,090)

	$237	$(350)

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Net income	$419	$473
Currency translation adjustments, net of tax	(14)	(55)
Changes in derivative financial instruments, net of tax	(26)	22

Comprehensive income	379	440
Comprehensive income (loss) attributable to noncontrolling interest	(3)	3

Comprehensive income attributable to Company	$382	$437

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended March 31, 2010, a majority of these local currencies weakened against the U.S. dollar resulting in a net decrease to Other Comprehensive Income of $14 million (net of tax of $8 million) upon the translation of their financial statements from their local currency to the U.S. dollar.

During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge.
The effect of changes in the fair values of derivatives designated as Cash Flow hedges are accumulated in Other Comprehensive Income, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of accumulated Other Comprehensive Income related to the fair value of derivatives that have settled in the current or prior periods. The accumulated effect is a decrease in Other Comprehensive Income of $26 million (net of tax of $10 million) for the three months ended March 31, 2010.
6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Rig Technology	$1,886	$2,199
Petroleum Services & Supplies	923	1,014
Distribution Services	334	408
Elimination	(111)	(140)

Total Revenue	$3,032	$3,481

Operating Profit:
Rig Technology	$581	$606
Petroleum Services & Supplies	113	164
Distribution Services	11	25
Unallocated expenses and eliminations	(68)	(75)

Total Operating Profit	$637	$720

Operating Profit %:
Rig Technology	30.8%	27.6%
Petroleum Services & Supplies	12.2%	16.2%
Distribution Services	3.3%	6.1%
Total Operating Profit %	21.0%	20.7%
The Company had revenues of 21% and 12% of total revenue from one of its customers for the three months ended March 31, 2010 and 2009, respectively. This customer is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7. Debt
Debt consists of (in millions):

	March 31,	December 31,
	2010	2009
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$150	$150

Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	205	205

Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200

Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151	151

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151
Other	23	26

Total debt	880	883
Less current portion	156	7

Long-term debt	$724	$876

Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At March 31, 2010, there were no borrowings against the remaining credit facility, and there were $584 million in outstanding letters of credit issued under this facility, resulting in $1,416 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate.
The Company also had $1,808 million of additional outstanding letters of credit at March 31, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at March 31, 2010.
Other
Other debt includes approximately $3 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.

8. Tax
The effective tax rate for the three months ended March 31, 2010 was 32.0% compared to 32.5% for the same period in 2009. The effective tax rate was positively impacted by the increase in earnings taxed at lower rates in foreign jurisdictions, offset by lost tax benefits associated with non-deductible foreign exchange losses resulting from the devaluation of the Venezuelan bolivar.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Federal income tax at U.S. federal statutory rate	$215	$245

Foreign income tax rate differential	(40)	(32)
State income tax, net of federal benefit	2	6
Foreign dividends, net of foreign tax credits	1	1
Benefit of U.S. Manufacturing Deduction	(3)	(4)
Nondeductible expenses	19	8
Other	3	4

Provision for income taxes	$197	$228

The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under ASC Topic 740, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. The balance of unrecognized tax benefits at March 31, 2010 was $123 million. Included in the change in the balance of unrecognized tax benefits was an increase of $73 million associated with a foreign tax position previously evaluated as more-likely-than-not to be sustained upon audit. Based on new information obtained this quarter, we now believe it is more-likely-than-not this foreign tax position may not be sustained. Tax payments for this liability can be claimed as a U.S. foreign tax credit due to sufficient excess limitation in prior years to cover the potential exposure. Accordingly, the company has recorded a corresponding deferred tax asset of $73 million, resulting in no impact to earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2009	$58

Additions for tax positions of prior years	73
Reductions for lapse of applicable statutes of limitations	(8)

Balance at March 31, 2010	$123

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

9. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 25.5 million. As of March 31, 2010, 8,046,586 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $17 million and $16 million for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $5 million for both the three months ended March 31, 2010 and 2009, respectively.
During the three months ended March 31, 2010, the Company granted 3,443,107 stock options and 543,035 restricted stock awards, which includes 171,400 performance-based restricted stock awards. The stock options were granted February 16, 2010 with an exercise price of $44.07. These options generally vest over a three-year period from the grant date. The restricted stock awards were granted February 16, 2010 and vest on the third anniversary of the date of grant. The performance-based restricted stock awards were granted February 16, 2010. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s average operating income growth, measured on a percentage basis, from January 1, 2010 through December 31, 2012 exceeding the median operating income level growth of a designated peer group over the same period.
10. Derivative Financial Instruments
ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.
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
At March 31, 2010, the Company has determined that its financial assets of $79 million and liabilities of $70 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At March 31, 2010, the fair value of the Company’s foreign currency forward contracts totaled $9 million.
As of March 31, 2010, the Company did not have any interest rate swaps and our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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
As of March 31, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs:

		Currency
Foreign Currency		Denomination
		(in millions)
British Pound Sterling		£30
Danish Krone	DKK	106
Euro		€143
Norwegian Krone	NOK	6,307
U.S. Dollar		$264
Korean Won	KRW	781
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
As of March 31, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs:

Currency
Foreign Currency	Denomination
(in millions)
U.S. Dollar	$20

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
As of March 31, 2010, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts:

		Currency
Foreign Currency		Denomination
		(in millions)
British Pound Sterling		£24
Danish Krone	DKK	174
Euro		€64
Norwegian Krone	NOK	3,777
Swedish Krone	SEK	5
U.S. Dollar		$491
Korean Won	KRW	4,348
As of March 31, 2010, the Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$37	$56	Accrued liabilities	$37	$39
Foreign exchange contracts	Other Assets	10	17	Other Liabilities	6	7

Total derivatives designated as hedging instruments under ASC Topic 815		$47	$73		$43	$46

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$31	$30	Accrued liabilities	$26	$8
Foreign exchange contracts	Other Assets	1	1	Other Liabilities	1	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$32	$31		$27	$9

Total derivatives		$79	$104		$70	$55

The Effect of Derivative Instruments on the Consolidated Statement of Income
($ in millions)

Location of Gain (Loss)
Recognized in Income on	Amount of Gain (Loss)
Location of Gain (Loss)	Derivative (Ineffective	Recognized in Income on
Reclassified from	Amount of Gain (Loss)	Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)	Accumulated OCI into	Reclassified from	Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on	Income	Accumulated OCI into	Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)	(Effective Portion)	Income (Effective Portion)	Testing)	Effectiveness Testing) (b)
Three Months Ended	Three Months Ended	Three Months Ended
March 31,	March 31,	March 31,
2010	2009	2010	2009	2010	2009
Revenue	7	(1)
Foreign exchange contracts	(34)	4	Cost of revenue	(6)	(28)	Other income (expense), net	5	(6)

Total	(34)	4	1	(29)	5	(6)

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)		ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on		Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative		Relationships	Related Hedged Item	Items
		Three Months Ended				Three Months Ended
		March 31,				March 31,
		2010	2009			2010	2009
Foreign exchange contracts	Revenue	(1)	(6)	Firm commitments	Revenue	1	6
Foreign exchange contracts	Cost of revenue	—	1	Firm commitments	Cost of revenue	—	(1)

Total		(1)	(5)			1	5

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Three Months Ended
		March 31,
		2010	2009
Foreign exchange contracts	Other income (expense), net	(1)	(20)

Total		(1)	(20)

(a)	The Company expects that $5 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $5 million and $(9) million related to the ineffective portion of the hedging relationships for the three months ended March 31, 2010 and 2009, respectively, and $4 million and $3 million related to the amount excluded from the assessment of the hedge effectiveness for the three months ended March 31, 2010 and 2009, respectively.

11. Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income attributable to Company	$422	$470

Denominator:
Basic—weighted average common shares outstanding	417	416
Dilutive effect of employee stock options and other unvested stock awards	2	2

Diluted outstanding shares	419	418

Net income attributable to Company per share:
Basic	$1.01	$1.13

Diluted	$1.01	$1.13

Cash dividends per share	$0.10	$—

In addition, the Company had stock options outstanding that were anti-dilutive totaling 5 million and 7 million shares for the three months ended March 31, 2010 and 2009, respectively.
12. Cash Dividends
On February 24, 2010, the Company’s Board of Directors approved a cash dividend of $0.10 per share. The cash dividend was paid on March 26, 2010 to each stockholder of record on March 12, 2010. Cash dividends aggregated $42 million and nil for the three months ended March 31, 2010 and 2009, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
13. Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”) as an update to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASU No. 2010-06 requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the required provisions of ASU No. 2010-06 in the first quarter of 2010. There was no significant impact to the Company’s Consolidated Financial Statements from the adopted provisions of ASU No. 2010-06.

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
Critical Accounting Estimates
In our annual report on Form 10-K for the year ended December 31, 2009, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY
National Oilwell Varco generated $422 million in net income attributable to Company or $1.01 per fully diluted share in its first quarter ended March 31, 2010. Compared to the fourth quarter of 2009 revenue declined three percent but net income attributable to Company increased seven percent. Compared to the first quarter of 2009 revenue decreased 13 percent and net income attributable to Company decreased 10 percent.
The first quarter of 2010 included impairment and devaluation charges totaling $38 million pre-tax, or $0.09 per share after-tax, related to the Company’s operations in Venezuela. In January 2010 the government of Venezuela devalued the bolivar from 2.15 per U.S. dollar to 4.3 per U.S. dollar. As a result during the first quarter of 2010 the Company converted to U.S. dollar functional currency for its Venezuela ledgers in view of hyperinflationary conditions there; devalued monetary assets resulting in a $27 million pre-tax charge; and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. These charges served to reduce the Company’s net investment in Venezuela to approximately $42 million at the end of the first quarter.
Operating profit excluding the Venezuela charge was $648 million or 21.4 percent of sales, the highest operating margin generated by the Company since late 2008. Despite the sequential revenue decline, operating profit on this basis increased $26 million from the fourth quarter of 2009. All three segments posted higher sequential margins, without benefit of significant sequential sales growth for any of the three, generally due to two major factors. First, favorable cost experience on large offshore rig building projects being constructed in somewhat deflationary economic conditions within Rig Technology led to higher margins than originally planned. As the Rig Technology group has successfully executed the construction of dozens of land and offshore rigs, the teams have successfully navigated the many complexities of rig construction, and developed expertise that has increased efficiencies and lowered costs. As a result the segment posted record margins of 30.8 percent during the first quarter. Second, the Company generally experienced lower sequential and year-over-year operating costs across all three segments, due to many initiatives undertaken to reduce costs in view of depressed market conditions during 2009. These helped to further improve margins during the first quarter of 2010.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously throughout 2009, but credit and financial markets have not yet fully recovered by the first quarter of 2010, and the credit-driven worldwide economic recession continues to dampen economic growth in most developed economies. Asset and commodity prices, including oil and gas prices, have declined. After rising steadily for six years to peak at around $140 per barrel earlier in 2008, oil prices collapsed back to average $42.91 per barrel during the first quarter of 2009, but recovered to average $78.64 per barrel during the first quarter of 2010. Higher oil and gas prices over the past several years led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability.
The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September, 2008, but decreased to a low of 876 in June, 2009. U.S. rig count has since increased to 1,482 on April 23, 2010, and averaged 1,345 rigs during the first quarter of 2010. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices firmed above $4.00 per mmbtu (the first quarter average was $5.15 per mmbtu). Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 986 in September 2009, but recently climbing back to 1,074 in March 2010.

During 2009 and the first quarter of 2010 the Company saw its Petroleum Services & Supplies and its Distribution Services margins affected most acutely by a drilling downturn, through both volume and price declines; nevertheless, both of these segments saw pricing stabilize and revenues recover modestly since the third quarter of 2009. The Company’s Rig Technology segment was less impacted owing to its high level of contracted backlog which it executed on very well since the economic downturn.
The recent economic decline beginning in late 2008 followed an extended period of high drilling activity which fueled strong demand for oilfield services between 2003 and 2008. Incremental drilling activity through the upswing shifted toward harsh environments, employing increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process was accelerated by very high rig utilization and wellbore complexity. Drilling consumes rigs; more complex and challenging drilling consumes rigs faster.
The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (according to Offshore Data Services, 71 percent of the existing 459 jackup rigs are more than 25 years old); 2.) to replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) to build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet, and that declining dayrates may accelerate the retirement of older rigs. As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders have declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $5.4 billion by March 31, 2010.
The land rig backlog comprised 13 percent and equipment destined for offshore operations comprised 87 percent of the total backlog as of March 31, 2010. Equipment destined for international markets totaled 91 percent of the backlog. The Company believes that its existing contracts for rig equipment are very strong in that they carry significant down payment and progress billing terms favorable to the ultimate completion of these projects, and generally do not allow customers to cancel projects for convenience. Nevertheless, since the third quarter of 2008 the Company removed $424 million in orders due to cancellations, adjustments, and changes requested by customers, which represents 3.6 percent of the starting backlog balance. We do not expect the credit crisis or softer market to result in additional material cancelation of contracts or abandonment of major projects; however, there can be no assurance that such discontinuance of projects will not occur.
Segment Performance
The Rig Technology segment revenues of $1.9 billion in the first quarter of 2010 declined five percent sequentially and declined 14 percent compared to the first quarter of 2009. Segment operating profit was $581 million and operating margins were 30.8 percent during the first quarter. Compared to the first quarter of 2009 decremental leverage or flow-through (the change in operating profit divided by the change in revenue) was eight percent, and sequentially operating profit increased $15 million despite a $91 million decline in revenue. Project margins increased as favorable cost experience on completed rig construction projects was applied to remaining estimated costs on ongoing projects, resulting in margins rising above original expectations. Many of these projects were contracted at high prices in 2007 and 2008, and are now being manufactured in much lower cost environments, and benefitting from greater project execution experience within the group. Additionally, downsizing in certain portions of our Rig Technology manufacturing infrastructure in the second half of 2009 contributed to the stronger margins. Non-backlog revenue declined in Q1 due to declines in small capital equipment that do not qualify for inclusion in backlog (generally individual orders less than $250,000), while aftermarket spares and services were relatively flat sequentially for the group. First quarter orders for stimulation equipment and top drives for both domestic and international markets were very strong, contributing to $618 million in gross orders booked into the backlog during the quarter. Large shale play fracture stimulation jobs are consuming equipment at a more rapid pace owing to the upturn in oilfield activity and higher equipment intensity in these type of jobs. Additionally, demand is shifting to larger diameter coiled tubing strings to stimulate wells and drill out plugs, which led to demand for the Company’s well-intervention equipment in the quarter.

Offshore rig sales have remained muted, and although the group won three jackup rig packages in the first quarter, no floating rig packages were won. The Company continues to pursue a large 28 rig tender for Petrobras in Brazil, but does not expect to book many orders from this tender until 2011. These orders will require a high and rising level of local content in the construction of new rigs.
The Petroleum Services & Supplies segment generated total sales of $923 million in the first quarter of 2010, down $13 million or one percent sequentially from the fourth quarter of 2009 and down $91 million or nine percent compared to the first quarter of 2009. Operating profit was $113 million or 12.2 percent of sales. Operating profit increased $6 million sequentially despite the revenue decline, and compared to the first quarter of 2009 operating leverage or flow-through was 56 percent on the revenue decline due to lower pricing year-over-year. Strong North America rig activity led to sequentially higher revenues across most service businesses within the segment, but lower drill pipe sales offset these sequential improvements. Downhole tools, bits, coring services, solids control and waste management services and equipment posted the largest gains in North America, as customers increased drilling activity and replenished depleted inventories, particularly in shale plays and oil productive areas. Drill pipe revenues fell nearly 40 percent sequentially, at high decremental margins due to an unfavorable mix shift. Drill pipe revenue per foot has trended down with the mix and is likely to decline further in the second quarter due to higher sales in China, a very price-competitive market. However, first quarter drill pipe order intake increased, as land drilling contractors reentered the market after a long hiatus, leading to the first increase in drill pipe backlog since the third quarter of 2008. Overall North America accounted for 56 percent of the segment’s first quarter sales, and international markets, which constituted the majority of the group’s 2009 sales, accounted for only 44 percent.
Distribution Services generated $334 million in revenue during the first quarter of 2010, increasing one percent sequentially but decreasing 18 percent compared to the first quarter of 2009. Operating profit was $11 million, and operating margin was 3.3 percent of sales. Operating leverage or flow-through on the small sequential sales gain was 100 percent, and decremental flow-through on the year-over-year revenue decline was 19 percent, due to generally lower pricing. The strong sequential margin gain in the first quarter came largely from double-digit volume increases in the U.S., due to higher drilling activity in shale plays and oil drilling areas, increased well hookup jobs, and higher rebates from suppliers during the quarter. Canada posted sequential sales improvements due to higher rig counts, and industrial products posted higher margins despite lower sales, and remain challenged due to weak economic conditions. International sales declined sequentially due to lower sales in Mexico and lower artificial lift revenues, only partly offset by sales into new rigs being outfitted in the Middle East.
Outlook
While the credit market downturn, global recession, and lower commodity prices presented challenges to our business in 2009, we believe we are seeing signs of stabilization in many of our markets. Specifically, we are encouraged by higher drilling activity in North America, and steadily higher international activity. Order levels for new drilling rigs declined significantly in 2009 as compared to 2008 due to credit market conditions and softer rig activity, but we have seen a modest improvement in orders through the last six months on land and pressure pumping equipment. We also continue to bid a number of large projects, including up to 28 new offshore floating rigs to be built in Brazil. We are hopeful that these will translate into more orders late in 2010 or 2011, assuming, among other things, that rig dayrates generally hold up well; that commodity prices remain high; and that broad economic conditions do not deteriorate further. Nevertheless, we expect lower backlogs to lead to modest declines in Rig Technology revenues and margins over the next few quarters before new offshore rig construction projects can translate into higher revenues.
Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains closely tied to the rig count, particularly in North America. If the rig count continues to increase we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. Second quarter results for these segments will be adversely affected by the seasonal decline in drilling in Canada due to spring breakup. All groups are expecting higher steel costs to begin to flow in through the remainder of the year, owing to tight iron ore supplies to the steel mills, which may adversely affect margins as the year unfolds.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2010 and 2009, and the fourth quarter of 2009 include the following:

				%	%
				1Q10 v	1Q10 v
	1Q10*	1Q09*	4Q09*	1Q09	4Q09
Active Drilling Rigs:
U.S.	1,345	1,326	1,108	1.4%	21.4%
Canada	470	329	278	42.9%	69.1%
International	1,063	1,026	1,011	3.6%	5.1%

Worldwide	2,878	2,681	2,397	7.3%	20.1%

West Texas Intermediate Crude Prices (per barrel)	$78.64	$42.91	$76.06	83.3%	3.4%

Natural Gas Prices ($/mmbtu)	$5.15	$4.57	$4.34	12.7%	18.7%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2010 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 20% (from 2,397 to 2,878) and 21% (from 1,108 to 1,345), respectively, in the first quarter of 2010 compared to the fourth quarter of 2009. The average per barrel price of West Texas Intermediate Crude increased 3% (from $76.06 per barrel to $78.64 per barrel) and natural gas prices increased 19% (from $4.34 per mmbtu to $5.15 per mmbtu) in the first quarter of 2010 compared to the fourth quarter of 2009.
U.S. rig activity at April 23, 2010 was 1,482 rigs compared to the first quarter average of 1,345 rigs, increasing 10%. The price for West Texas Intermediate Crude was at $84.42 per barrel as of April 23, 2010, increasing 7% from the first quarter 2010 average. The price for natural gas was at $4.07 per mmbtu as of April 23, 2010, decreasing 21% from the first quarter 2010 average.
Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Rig Technology	$1,886	$2,199
Petroleum Services & Supplies	923	1,014
Distribution Services	334	408
Elimination	(111)	(140)

Total Revenue	$3,032	$3,481

Operating Profit:
Rig Technology	$581	$606
Petroleum Services & Supplies	113	164
Distribution Services	11	25
Unallocated expenses and eliminations	(68)	(75)

Total Operating Profit	$637	$720

Operating Profit %:
Rig Technology	30.8%	27.6%
Petroleum Services & Supplies	12.2%	16.2%
Distribution Services	3.3%	6.1%
Total Operating Profit %	21.0%	20.7%
Rig Technology
Three Months Ended March 31, 2010 and 2009. Rig Technology revenue in the first quarter of 2010 was $1,886 million, a decrease of $313 million compared to the same period in 2009. Backlog was $5.4 billion, down 43%, and new orders were $618 million, up 126% from the prior year period. This increase in new orders is mainly driven by higher demand for safe, efficient and more powerful equipment needed to drill in the shale gas plays.
Operating profit from Rig Technology was $581 million for the first quarter ended March 31, 2010, a decrease of $25 million (4.1%) over the same period of 2009. Operating profit percentage increased to 30.8%, up from 27.6% for the same prior year period primarily due to declining costs resulting in estimate revisions on large rig projects and improved manufacturing efficiencies.
Petroleum Services & Supplies
Three Months Ended March 31, 2010 and 2009. Revenue from Petroleum Services & Supplies was $923 million for the first quarter of 2010 compared to $1,014 million for the first quarter of 2009, a decrease of $91 million (9.0%). The decrease was primarily attributable to lower drill pipe activity as excess pipe inventory in the market hindered customer demand for new drill pipe.

Operating profit from Petroleum Services & Supplies was $113 million for the first quarter of 2010 compared to $164 million for the same period in 2009, a decrease of $51 million (31.1%), and operating profit percentage decreased to 12.2% down from 16.2% in the same period of 2009. Decremental operating profit is a result of strong price competition and reduced volumes mainly related to the drill pipe and downhole tool products.
Distribution Services
Three Months Ended March 31, 2010 and 2009. Revenue from Distribution Services was $334 million, a decrease of $74 million (18.1%) during the first quarter of 2010 over the comparable 2009 period. This decrease was primarily attributable to lower volumes and large non-recurring deliveries in the U.S. and international markets; however, this was partly offset by improved sales in Canada as rig count improved 43% over the same prior year period.
Operating profit from Distribution Services was $11 million for the first quarter of 2010, a decrease of $14 million over the same period in 2009. Operating profit percentage decreased to 3.3%, from 6.1% for the same prior year period as a result of strong price competition and reduced volumes.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $68 million for the three months ended March 31, 2010, compared to $75 million for the same period in 2009. This decrease is primarily due to lower intercompany profit elimination related to sales between the segments. The first quarter 2010 results included an $11 million write-down of certain accounts receivable in Venezuela.
Interest and financial costs
Interest and financial costs remained constant at $13 million for both the three months ended March 31, 2010 and 2009, respectively, due to overall debt levels remaining constant for the same respective periods.
Other income (expense), net
Other income (expense), net were expenses, net of $16 million and $36 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in other expense was mainly due to foreign exchange gains of $11 million in 2010 as a result of favorable exchange rate movements in 2010, primarily related to the strengthening of the U.S. dollar. The decrease was offset by a $27 million charge relating to the devaluation of monetary assets the Company has in Venezuela. The charge was a result of the Venezuela bolivar being officially devalued against the U.S. dollar.
Provision for income taxes
The effective tax rate for the three months ended March 31, 2010 was 32.0% compared to 32.5% for the same period in 2009. The effective tax rate was positively impacted by the increase in earnings taxed at lower rates in foreign jurisdictions, offset by lost tax benefits associated with non-deductible foreign exchange losses resulting from the devaluation of the Venezuelan bolivar.
Liquidity and Capital Resources
Overview
At March 31, 2010, the Company had cash and cash equivalents of $2,608 million, and total debt of $880 million. At December 31, 2009, cash and cash equivalents were $2,622 million and total debt was $883 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Rather than repatriating this cash, the Company may choose to borrow against our credit facility. The Company’s outstanding debt at March 31, 2010 consisted of $200 million of 5.65% Senior Notes due 2012, $200 million of 7.25% Senior Notes due 2011, $150 million of 6.5% Senior Notes due 2011, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $29 million.
The Company had $1,808 million of additional outstanding letters of credit at March 31, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at March 31, 2010.

There were no borrowings against the Company’s unsecured credit facility, and there were $584 million in outstanding letters of credit issued under the facility, resulting in $1,416 million of funds available under the Company’s unsecured revolving credit facility at March 31, 2010.
The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$95	$785
Net cash used in investing activities	(65)	(79)
Net cash provided by (used in) financing activities	(36)	1
Operating Activities
For the first three months of 2010, cash provided by operating activities decreased $690 million to $95 million compared to cash provided by operating activities of $785 million in the same period of 2009. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $419 million plus non-cash charges of $265 million less $6 million in equity income from the Company’s unconsolidated affiliate. During the first quarter of 2010, net changes in operating assets and liabilities, net of acquisitions, decreased cash provided by operating activities by $583 million. Total customer financing on projects, in the form of prepayments and billings in excess of costs, less costs in excess of billings was down $670 million from December 31, 2009 due to the increase in revenues out of backlog during the first quarter of 2010.
Investing Activities
For the first three months of 2010, cash used in investing activities was $65 million compared to cash used in investing of $79 million for the same period of 2009. The primary reason for the decrease in cash used in investing activities for the first three months of 2010 related to a decrease in capital expenditures, to approximately $31 million compared to $79 million used in the same period of 2009. In addition, the Company used $46 million for an acquisition in the first three months of 2010, compared to nil for the same period in 2009.
Financing Activities
For the first three months of 2010, cash used in financing activities was $36 million compared to cash provided by financing activities of $1 million for the same period of 2009. The cash used in financing activities for the first three months of 2010 primarily related to $42 million in cash dividends paid. No such dividends were paid in the same period of 2009. For the first three months of 2010, the Company used its cash on hand to fund its acquisitions.
The effect of the change in exchange rates on cash flows was a negative $8 million and $18 million for the three months ended March 31, 2010 and 2009, respectively.
We believe that cash on hand, cash generated from operations and amounts available under the credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.
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

Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”) as an update to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASU No. 2010-06 requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the required provisions of ASU No. 2010-06 in the first quarter of 2010. There was no significant impact to the Company’s Consolidated Financial Statements from the adopted provisions of ASU No. 2010-06.
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange gain in our income statement of approximately $11 million in the first three months of 2010, compared to a $26 million foreign exchange loss in the same period of the prior year. The gains/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of the current economic environment. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of March 31, 2010 (in millions, except contract rates):

	As of March 31, 2010				December 31,
Functional Currency	2010	2011	2012	Total	2009
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	295	—	—	295	291
Average CAD to USD contract rate	1.0415	—	—	1.0415	1.0418
Fair Value at March 31, 2010 in U.S. dollars	(6)	—	—	(6)	2

Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	73	10	—	83	69
Average CAD to USD contract rate	1.0768	1.0615	—	1.0749	1.1109
Fair Value at March 31, 2010 in U.S. dollars	4	—	—	4	4

EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	92	—	—	92	98
Average USD to EUR contract rate	1.4340	—	—	1.4340	1.4356
Fair Value at March 31, 2010 in U.S. dollars	8	—	—	8	—

Sell USD/Buy EUR:
Notional amount to buy (in euros)	52	12	—	64	91
Average USD to EUR contract rate	1.4242	1.3936	—	1.4184	1.3896
Fair Value at March 31, 2010 in U.S. dollars	(4)	(1)	—	(5)	4

KRW Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	2,952	273	—	3,225	5,050
Average KRW to EUR contract rate	1,659.06	1,742.53	—	1,665.81	1,639.00
Fair Value at March 31, 2010 in U.S. dollars	—	—	—	—	—

	As of March 31, 2010				December 31,
Functional Currency	2010	2011	2012	Total	2009
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	66,468	61,779	3,264	131,511	153,226
Average KRW to USD contract rate	1,030.97	1,083.50	1,118.05	1,057.09	1,046.00
Fair Value at March 31, 2010 in U.S. dollars	(6)	(3)	—	(9)	(18)

GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	11	—	—	11	11
Average USD to GBP contract rate	1.5880	—	—	1.5880	1.5880
Fair Value at March 31, 2010 in U.S. dollars	—	—	—	—	—

Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	18	4	—	22	2
Average USD to GBP contract rate	1.4592	1.4934	—	1.4949	1.5313
Fair Value at March 31, 2010 in U.S. dollars	—	—	—	—	—

USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	44	—	—	44	44
Average DKK to USD contract rate	5.0891	—	—	5.0891	5.1219
Fair Value at March 31, 2010 in U.S. dollars	(4)	—	—	(4)	(1)

Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	256	11	—	267	382
Average USD to EUR contract rate	1.3823	1.4028	—	1.3831	1.4578
Fair Value at March 31, 2010 in U.S. dollars	(7)	(1)	—	(8)	(7)

Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	74	—	—	74	76
Average USD to GBP contract rate	1.6251	—	—	1.6251	1.6348
Fair Value at March 31, 2010 in U.S. dollars	(5)	—	—	(5)	(2)

Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	748	387	77	1,212	1,094
Average NOK to USD contract rate	6.1116	6.2326	6.0559	6.1467	6.2269
Fair Value at March 31, 2010 in U.S. dollars	13	10	—	23	67

Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	11	—	—	11	6
Average DKK to USD contract rate	5.3125	—	—	5.3125	5.0009
Fair Value at March 31, 2010 in U.S. dollars	—	—	—	—	—

Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	13	4	—	17	56
Average USD to EUR contract rate	1.3802	1.2809	—	1.3568	1.4324
Fair Value at March 31, 2010 in U.S. dollars	—	—	—	—	—

Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	419	24	4	447	408
Average NOK to USD contract rate	5.8930	6.0495	6.1352	5.9034	5.8307
Fair Value at March 31, 2010 in U.S. dollars	7	—	—	7	—

Other Currencies
Fair Value at March 31, 2010 in U.S. dollars	3	1	—	4	—

Total Fair Value at March 31, 2010 in U.S. dollars	3	6	—	9	49

The Company had other financial market risk sensitive instruments denominated in foreign currencies totaling $70 million as of March 31, 2010 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on these other financial market risk sensitive instruments could affect net income by $5 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At March 31, 2010 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our other credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
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
Reference is hereby made to the Exhibit Index commencing on page 28.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	By: /s/ Clay C. Williams Clay C. Williams
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

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