Form 10-Q
period 2010-06-30
NATIONAL OILWELL VARCO INC
filed 2010-08-06
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010 the registrant had 419,081,502 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,688	$2,622
Receivables, net	2,387	2,187
Inventories, net	3,443	3,490
Costs in excess of billings	802	740
Deferred income taxes	230	290
Prepaid and other current assets	276	269

Total current assets	9,826	9,598

Property, plant and equipment, net	1,792	1,836
Deferred income taxes	169	92
Goodwill	5,532	5,489
Intangibles, net	3,928	4,052
Investment in unconsolidated affiliate	358	393
Other assets	43	72

Total assets	$21,648	$21,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$584
Accrued liabilities	2,300	2,267
Billings in excess of costs	454	1,090
Current portion of long-term debt and short-term borrowings	352	7
Accrued income taxes	233	226

Total current liabilities	3,937	4,174

Long-term debt	519	876
Deferred income taxes	2,091	2,091
Other liabilities	264	163

Total liabilities	6,811	7,304

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 419,054,572 and 418,451,731 shares issued and outstanding at June 30, 2010 and December 31, 2009	4	4
Additional paid-in capital	8,247	8,214
Accumulated other comprehensive income (loss)	(67)	90
Retained earnings	6,544	5,805

Total Company stockholders’ equity	14,728	14,113
Noncontrolling interests	109	115

Total stockholders’ equity	14,837	14,228

Total liabilities and stockholders’ equity	$21,648	$21,532

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$2,941	$3,010	$5,973	$6,491
Cost of revenue	2,013	2,135	4,083	4,577

Gross profit	928	875	1,890	1,914
Selling, general and administrative	338	334	663	653
Intangible asset impairment	—	147	—	147
Transaction and restructuring costs	—	8	—	8

Operating profit	590	386	1,227	1,106
Interest and financial costs	(13)	(13)	(26)	(26)
Interest income	3	2	5	4
Equity income in unconsolidated affiliate	8	16	14	44
Other income (expense), net	(3)	(38)	(19)	(74)

Income before income taxes	585	353	1,201	1,054
Provision for income taxes	186	131	383	359

Net income	399	222	818	695
Net income (loss) attributable to noncontrolling interests	(2)	2	(5)	5

Net income attributable to Company	$401	$220	$823	$690

Net income attributable to Company per share:
Basic	$0.96	$0.53	$1.97	$1.66

Diluted	$0.96	$0.53	$1.96	$1.65

Cash dividends per share	$0.10	$—	$0.20	$—

Weighted average shares outstanding:
Basic	417	416	417	416

Diluted	419	418	419	417

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$818	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	238
Equity income in unconsolidated affiliate	(14)	(44)
Dividend from unconsolidated affiliate	17	86
Intangible asset impairment	—	147
Other, net	5	(5)
Change in operating assets and liabilities, net of acquisitions:
Receivables	(205)	590
Inventories	29	75
Costs in excess of billings	(62)	28
Prepaid and other current assets	(6)	(108)
Accounts payable	13	(152)
Billings in excess of costs	(636)	(80)
Other assets/liabilities, net	72	(185)

Net cash provided by operating activities	282	1,285

Cash flows from investing activities:
Purchases of property, plant and equipment	(78)	(143)
Business acquisitions, net of cash acquired	(62)	(389)
Dividend from unconsolidated affiliate	16	8
Other	16	—

Net cash used in investing activities	(108)	(524)

Cash flows from financing activities:
Repayments on debt	(9)	(34)
Cash dividends paid	(84)	—
Other, net	11	1

Net cash used in financing activities	(82)	(33)
Effect of exchange rates on cash	(26)	15

Increase in cash equivalents	66	743
Cash and cash equivalents, beginning of period	2,622	1,543

Cash and cash equivalents, end of period	$2,688	$2,286

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$28	$27
Income taxes	$262	$409
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
2. Inventories, net
Inventories consist of (in millions):

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$703	$704
Work in process	1,109	1,307
Finished goods and purchased products	1,631	1,479

Total	$3,443	$3,490

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2010	2009
Compensation	$250	$272
Customer prepayments and billings	409	500
Warranty	214	217
Interest	11	11
Taxes (non income)	73	95
Insurance	56	58
Accrued purchase orders	947	853
Fair value of derivatives	96	61
Other	244	200

Total	$2,300	$2,267

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
The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2009	$217

Net provisions for warranties issued during the year	32
Amounts incurred	(22)
Foreign currency translation and other	(13)

Balance at June 30, 2010	$214

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30,	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$6,968	$6,276
Estimated earnings	4,486	3,735

	11,454	10,011
Less: Billings to date	11,106	10,361

	$348	$(350)

Costs and estimated earnings in excess of billings on uncompleted contracts	$802	$740
Billings in excess of costs and estimated earnings on uncompleted contracts	(454)	(1,090)

	$348	$(350)

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$399	$222	$818	$695
Currency translation adjustments, net of tax	(62)	112	(76)	57
Changes in derivative financial instruments, net of tax	(55)	83	(81)	105
Changes in defined benefit plans, net of tax	—	(1)	—	(1)

Comprehensive income	282	416	661	856
Comprehensive income (loss) attributable to noncontrolling interest	(2)	2	(5)	5

Comprehensive income attributable to Company	$284	$414	$666	$851

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended June 30, 2010, a majority of these local currencies weakened against the U.S. dollar resulting in a net decrease to Other Comprehensive Income of $62 million upon the translation of their financial statements from their local currency to the U.S. dollar.
During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. The Company’s net investment in Venezuela was $38 million at June 30, 2010.
The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of accumulated Other Comprehensive Income related to the fair value of derivatives that have settled in the current or prior periods. The accumulated effect is a decrease in Other Comprehensive Income of $55 million (net of tax of $21 million) for the three months ended June 30, 2010.

6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Rig Technology	$1,672	$1,917	$3,558	$4,116
Petroleum Services & Supplies	1,033	913	1,956	1,927
Distribution Services	365	305	699	713
Elimination	(129)	(125)	(240)	(265)

Total Revenue	$2,941	$3,010	$5,973	$6,491

Operating Profit:
Rig Technology	$505	$534	$1,086	$1,140
Petroleum Services & Supplies	138	(51)	251	113
Distribution Services	13	10	24	35
Unallocated expenses and eliminations	(66)	(99)	(134)	(174)
Transaction costs	—	(8)	—	(8)

Total Operating Profit	$590	$386	$1,227	$1,106

Operating Profit %:
Rig Technology	30.2%	27.9%	30.5%	27.7%
Petroleum Services & Supplies	13.4%	(5.6)%	12.8%	5.9%
Distribution Services	3.6%	3.3%	3.4%	4.9%
Total Operating Profit %	20.1%	12.8%	20.5%	17.0%
The Company had revenues of 17% and 19% of total revenue from one of its customers for the three and six months ended June 30, 2010, respectively, and revenues of 20% and 16% of total revenue from one of its customers for the three and six months ended June 30, 2009, respectively. This customer is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7. Debt
Debt consists of (in millions):

	June 30,	December 31,
	2010	2009
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$150	$150

Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	202	205

Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200

Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151	151

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151

Other	17	26

Total debt	871	883
Less current portion	352	7

Long-term debt	$519	$876

Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At June 30, 2010, there were no borrowings against the remaining credit facility, and there were $556 million in outstanding letters of credit issued under this facility, resulting in $1,444 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate.
The Company also had $1,604 million of additional outstanding letters of credit at June 30, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at June 30, 2010.
Other
Other debt includes approximately $3 million in promissory notes due to former owners of businesses acquired who remain employed by the Company.

8. Tax
The effective tax rate for the three and six months ended June 30, 2010 was 31.8% and 31.9%, respectively, compared to 37.1% and 34.1% for the same period in 2009. The effective tax rate was positively impacted by earnings taxed at lower rates in foreign jurisdictions, and the reversal of reserves associated with uncertain tax positions in prior years for which the statute of limitations expired during the period.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Federal income tax at U.S. federal statutory rate	$205	$124	$420	$369

Foreign income tax rate differential	(18)	(26)	(58)	(58)
State income tax, net of federal benefit	5	2	7	8
Foreign dividends, net of foreign tax credits	6	6	7	7
Benefit of U.S. Manufacturing Deduction	(3)	(3)	(6)	(7)
Nondeductible expenses	5	4	24	12
Prior year tax on revaluation gains in Norway	—	21	—	21
Other	(14)	3	(11)	7

Provision for income taxes	$186	$131	$383	$359

The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under ASC Topic 740, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. The balance of unrecognized tax benefits at June 30, 2010 was $117 million. Included in the change in the balance of unrecognized tax benefits was an increase of $73 million associated with a foreign tax position previously evaluated as more-likely-than-not to be sustained upon audit. Based on new information obtained in the first quarter of 2010, we now believe it is more-likely-than-not this foreign tax position may not be sustained. Tax payments for this liability can be claimed as a U.S. foreign tax credit due to sufficient excess limitation in prior years to cover the potential exposure. Accordingly, the company has recorded a corresponding deferred tax asset of $73 million, resulting in no impact to earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2009	$58

Additions for tax positions of prior years	73
Reductions for lapse of applicable statutes of limitations	(14)

Balance at June 30, 2010	$117

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S., Canada, the U.K., the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for the tax years after 2005 and outside the U.S. for tax years ending after 2002.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

9. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 25.5 million. As of June 30, 2010, 8,046,586 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all share-based compensation arrangements under the Plan was $16 million and $33 million for the three and six months ended June 30, 2010, respectively, and $15 million and $31 million for the three and six months ended June 30, 2009, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $5 million and $10 million for the three and six months ended June 30, 2010, respectively, and $7 million and $12 million for the three and six months ended June 30, 2009, respectively.
During the six months ended June 30, 2010, the Company granted 3,485,283 stock options and 558,531 restricted stock awards, which includes 171,400 performance-based restricted stock awards. Out of the total number of stock options granted, 3,443,107 were granted on February 16, 2010 with an exercise price of $44.07, 10,844 were granted on May 12, 2010 with an exercise price of $41.09 and the remaining 31,332 options were granted May 12, 2010 to the non-employee members of the Board of Directors at an exercise price of $41.09. These options generally vest over a three-year period from the grant date. Out of the total number of restricted stock awards granted, 543,035 were granted on February 16, 2010 and 1,440 were granted on May 12, 2010 and vest on the third anniversary of the date of grant. In addition, on May 12, 2010, 14,056 restricted stock awards were granted to the non-employee members of the Board of Directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance-based restricted stock awards of 171,400 were granted on February 16, 2010. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s average operating income growth, measured on a percentage basis, from January 1, 2010 through December 31, 2012 exceeding the median operating income level growth of a designated peer group over the same period.
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
At June 30, 2010, the Company has determined that its financial assets of $59 million and liabilities of $120 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At June 30, 2010, the net fair value of the Company’s foreign currency forward contracts totaled a liability of $61 million.

As of June 30, 2010, the Company did not have any interest rate swaps and our financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when our financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.
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
As of June 30, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs:

	Currency
Foreign Currency	Denomination
	(in millions)
British Pound Sterling		£15
Danish Krone	DKK	74
Euro		€137
Norwegian Krone	NOK	5,556
U.S. Dollar		$326
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

As of June 30, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs:

	Currency
Foreign Currency	Denomination
	(in millions)
U.S. Dollar		$17
Korean Won	KRW	5,479
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
As of June 30, 2010, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts:

	Currency
Foreign Currency	Denomination
	(in millions)
British Pound Sterling		£11
Danish Krone	DKK	112
Euro		€156
Norwegian Krone	NOK	3,488
U.S. Dollar		$472
As of June 30, 2010, the Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$17	$56	Accrued liabilities	$55	$39
Foreign exchange contracts	Other Assets	2	17	Other Liabilities	28	7

Total derivatives designated as hedging instruments under ASC Topic 815		$19	$73		$83	$46

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$40	$30	Accrued liabilities	$37	$8
Foreign exchange contracts	Other Assets	—	1	Other Liabilities	—	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$40	$31		$37	$9

Total derivatives		$59	$104		$120	$55

The Effect of Derivative Instruments on the Consolidated Statement of Income
($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009
			Revenue	6	10
Foreign exchange contracts	(116)	74	Cost of revenue	(16)	(44)	Other income (expense), net	8	(24)

Total	(116)	74		(10)	(34)		8	(24)

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)		ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on		Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative		Relationships	Related Hedged Item	Items

		Six Months Ended				Six Months Ended
		June 30,				June 30,
		2010	2009			2010	2009
Foreign exchange contracts	Revenue	(2)	(2)	Firm commitments	Revenue	2	2
Foreign exchange contracts	Cost of revenue	—	(1)	Firm commitments	Cost of revenue	—	1

Total		(2)	(3)			2	3

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative

		Six Months Ended
		June 30,
		2010	2009
Foreign exchange contracts	Other income (expense), net	22	(26)

Total		22	(26)

(a)	The Company expects that $22 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $8 million and $(27) million related to the ineffective portion of the hedging relationships for the six months ended June 30, 2010 and 2009, respectively, and $9 million and $3 million related to the amount excluded from the assessment of the hedge effectiveness for the six months ended June 30, 2010 and 2009, respectively.

11. Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Company	$401	$220	$823	$690

Denominator:
Basic—weighted average common shares outstanding	417	416	417	416
Dilutive effect of employee stock options and other unvested stock awards	2	2	2	1

Diluted outstanding shares	419	418	419	417

Net income attributable to Company per share:
Basic	$0.96	$0.53	$1.97	$1.66

Diluted	$0.96	$0.53	$1.96	$1.65

Cash dividends per share	$0.10	$—	$0.20	$—

In addition, the Company had stock options outstanding that were anti-dilutive totaling 6 million and 5 million shares for the three and six months ended June 30, 2010, respectively, and 4 million and 10 million for the three and six months ending June 30, 2009, respectively.
12. Cash Dividends
On May 12, 2010, the Company’s Board of Directors approved a cash dividend of $0.10 per share. The cash dividend was paid on June 25, 2010 to each stockholder of record on June 11, 2010. Cash dividends aggregated $42 million and $84 million for the three and six months ended June 30, 2010, respectively, and nil for both the three and six months ended June 30, 2009. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; and cranes. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including adding operations in the United States, Canada, Norway, the United Kingdom, China, Belarus, India, Turkey, the Netherlands, Singapore, Brazil, and South Korea.
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including adding operations in the United States, Canada, the United Kingdom, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, Brazil, and the United Arab Emirates.
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

EXECUTIVE SUMMARY
National Oilwell Varco generated $401 million in net income attributable to Company or $0.96 per fully diluted share on $2.9 billion in revenue in its second quarter ended June 30, 2010. Compared to the first quarter of 2010 revenue declined three percent and net income attributable to Company declined five percent. The first quarter of 2010 included impairment and devaluation charges of $38 million related to currency devaluations in Venezuela. Compared to the second quarter of 2009 revenue decreased two percent but net income attributable to the Company increased 82 percent, due in part to higher transaction, devaluation, voluntary retirement charges, and an intangible asset impairment charge during the second quarter of 2009 as compared to the second quarter of 2010.
Operating profit excluding transaction charges of $4 million was $594 million or 20.2 percent of sales in the second quarter of 2010, compared to $648 million or 21.4 percent of sales in the first quarter of 2010 excluding transaction and Venezuela devaluation charges of $11 million. Operating leverage or flow-through, the change in operating profit divided by the change in revenue, was 59 percent decremental from the first quarter of 2010 to the second quarter of 2010. Operating profit excluding transaction, impairment and voluntary retirement charges was $589 million or 19.6 percent of sales for the second quarter of 2009. Operating profit increased $5 million year-over-year, despite a decrease in revenues of $69 million.
Revenues, operating profit and operating margins increased both sequentially and year-over-year for the Company’s Petroleum Services & Supplies and Distribution Services segments. The Company’s Rig technology segment posted 11 percent lower revenues sequentially and 13 percent lower revenues compared to the prior year second quarter, due primarily to lower revenues from the segment’s backlog of capital equipment orders. The Company generally benefitted from initiatives undertaken throughout all three segments to reduce operating costs in view of depressed market conditions during 2009.
A moratorium on deepwater drilling in the Gulf of Mexico was enacted during the second quarter of 2010 following the Macondo well blowout and oil spill, which had a small impact on our financial results in the quarter. The Petroleum Services & Supplies segment discontinued several solids control and waste management jobs on affected rigs, but was able to largely redeploy the field crews into new areas elsewhere onshore. The Distribution Services segment posted higher sales in the Gulf Coast as it helped outfit the massive response effort with basic supplies. The Rig Technology group saw modestly lower purchases of spares and consumables among the affected rigs, but many of the affected rigs appear to be utilizing this period to conduct upgrade and maintenance activities, potentially resulting in higher sales of spares in coming months. Nevertheless we expect to see a larger negative impact overall, across all three segments, in the second half of the year as customers deal with more difficult permitting requirements, and are generally pausing to see the ultimate resolution of new pressure control equipment requirements. Consequently some specific purchases, such as drill pipe and conductor pipe connections, are at risk pending the outcome of this moratorium.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but credit and financial markets have not yet fully recovered by mid-2010, and a credit-driven worldwide economic recession continues to dampen economic growth in many developed economies. As a result asset and commodity prices, including oil and gas prices, declined. After rising steadily for six years to peak at around $140 per barrel earlier in 2008, oil prices collapsed back to average $42.91 per barrel (West Texas Intermediate Crude Prices) during the first quarter of 2009, but recovered into the $70 to $80 per barrel range by the end of 2009 where they are holding steady (the second quarter of 2010 averaged $77.79 per barrel). North American gas prices declined to $3.17 per mmbtu in the third quarter of 2009 but recovered to average $4.32 per mmbtu in the second quarter of 2010. The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability.
The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count has since increased to 1,585 in late July 2010, and averaged 1,508 rigs during the second quarter of 2010. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices firmed above $4.00 per mmbtu. Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 986 in September 2009, but recently climbing back to 1,099 in June 2010.

During 2009 the Company saw its Petroleum Services & Supplies and its Distribution Services margins affected most acutely by a drilling downturn, through both volume and price declines; nevertheless, both of these segments saw pricing stabilize and revenues recover modestly since the third quarter of 2009. The Company’s Rig Technology segment was less impacted owing to its high level of contracted backlog which it executed on very well since the economic downturn.
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
The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (according to Offshore Data Services, 71 percent of the existing 459 jackup rigs are more than 25 years old); 2.) to replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) to build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet, and that declining dayrates may accelerate the retirement of older rigs. As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders have declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. Approximately $2.4 billion of these orders are scheduled to flow out as revenue during the second half of 2010.
The land rig backlog comprised 19 percent and equipment destined for offshore operations comprised 81 percent of the total backlog as of June 30, 2010. Equipment destined for international markets totaled 86 percent of the backlog. The Company believes that its existing contracts for rig equipment are very strong in that they carry significant down payment and progress billing terms favorable to the ultimate completion of these projects, and generally do not allow customers to cancel projects for convenience. Nevertheless since the third quarter of 2008 the Company removed $453 million in orders due to cancellations, adjustments, and changes requested by customers, which represents 3.8 percent of the starting backlog balance. We do not expect the credit crisis or softer market to result in additional material cancellation of contracts or abandonment of major projects; however, there can be no assurance that such discontinuance of projects will not occur.
Segment Performance
The Rig Technology segment revenues of $1.7 billion in the second quarter of 2010 declined 11 percent sequentially and declined 13 percent compared to the second quarter of 2009. Segment operating profit was $505 million and operating margins were 30.2 percent during the second quarter. Compared to the first quarter of 2010 decremental operating leverage or flow-through (the change in operating profit divided by the change in revenue) was 36 percent. Project margins increased again slightly as favorable cost experience on completed rig construction projects was applied to remaining estimated costs on ongoing projects, resulting in margins rising above original expectations. Many of these projects were contracted at high prices in 2007 and 2008, and are now being manufactured in much lower cost environments, and benefitting from greater project execution experience within the group. Additionally, downsizing in certain portions of our Rig Technology manufacturing infrastructure in the second half of 2009 contributed to the segment’s overall margin performance, which improved 230 basis points from the second quarter of 2009, but declined 60 basis points sequentially due to lower volumes. Non-backlog revenue improved 10 percent from the first quarter to the second quarter of 2010, led by higher sales of aftermarket spares and services. Orders for stimulation equipment, top drives, handling and lifting equipment, complete land rig packages for both domestic and international markets, and an order for one deepwater rig drilling equipment package for Brazil led to $689 million in gross orders booked into the backlog, which was slightly offset by $29 million in cancellations and negative change orders, resulting in net order additions of $660 million for the second quarter of 2010. Revenue out of backlog was $1,251 million, down 17 percent from the first quarter of 2010. Large shale play fracture stimulation jobs in North America are consuming equipment at a more rapid pace owing to the upturn in oilfield activity and higher equipment intensity in these types of jobs. Additionally, demand is shifting to larger diameter coiled tubing strings to stimulate wells and drill out plugs, which led to demand for the Company’s well-intervention equipment in the quarter. Offshore rig sales have remained muted, with progress on a handful of projects on which the Company was bidding slowing during the second quarter as drilling contractors paused to monitor the impact of the deepwater moratorium. An exception to this is Brazil where the Company continues to pursue a large 28 deepwater rig tender. Tenders for these rigs were submitted to Petrobras by shipyards and drilling contractors during June and July 2010. The Company does not expect to book many orders from this tender until 2011. The orders from this tender will require a high and rising level of local content in the construction of new rigs. Additionally, a handful of drilling contractors have launched exploratory studies of new rig projects, soliciting budgetary quotes from shipyards for new deepwater rig build projects, in recent weeks. Customer inquiries for pressure control equipment are also trending higher, and orders for pressure control components, spares, repair and services rose during the second quarter, in response to the Macondo blowout. Accordingly we have ordered a substantial quantity of long lead-time Blowout Preventer (“BOP”) body forgings, to be in a position to quickly supply any needed replacements, additional cavities to enhance existing BOP stacks, as well as for additional capital spares.
The Petroleum Services & Supplies segment generated total sales of $1.0 billion in the second quarter of 2010, up 12 percent or $110 million from the first quarter of 2010 and up 13 percent or $120 million from the second quarter of 2009. Operating profit was $138 million or 13.4 percent of sales during the second quarter of 2010, compared to 12.2 percent in the first quarter and (5.6) percent in the second quarter of 2009. The second quarter of 2009 includes a $147 million impairment charge on the carrying value of a trade name. Operating leverage or flow-through was 23 percent from the first quarter of 2010 to the second quarter of 2010. Strong U.S. rig activity led to 17 percent sequentially higher revenues in the U.S. across most business lines within the segment. International sales increased 16 percent, and Canadian sales declined 22 percent, due principally to season declines in rig activity related to breakup, from the first quarter of 2010 to the second. Drill pipe sales improved significantly due to higher demand for premium drill pipe for shale drilling in the U.S. and higher sales in Asia. Sales of composite pipe rose sharply on large domestic and international project sales, and coiled tubing sales increased on rising demand from pressure pumping customers in North America. Sales of Mission pumps, Tuboscope inspection and coating services, solids control equipment, waste management services and drilling fluids also posted sequential increases largely due to higher domestic activity. Sales of bits and downhole tools increased in the U.S, as well, but were offset by lower international sales. Overall the U.S. accounted for 45 percent, Canada seven percent, and international markets accounted for 48 percent of the segment’s second quarter 2010 sales.
The Distribution Services segment generated $365 million in revenue during the second quarter of 2010, increasing 9 percent from the first quarter and increasing 20 percent from the second quarter of 2009. Operating profit was $13 million, and operating margin was 3.6 percent of sales. Operating leverage or flow-through was six percent sequentially and five percent year-over-year for the second quarter. The segment posted 24 percent sequential revenue increases in the U.S., led by higher sales into increased shale play well hookups, higher sales of consumables to outfit newly constructed land rigs, and higher sales into the Gulf of Mexico cleanup effort. Canadian sales declined 19 percent due to the seasonal second quarter breakup, which drove rig counts 65 percent lower during the quarter. International and Mono industrial sales improved modestly but margins declined due to mix.
Outlook
While the credit market downturn, global recession, and lower commodity prices presented challenges to our business in 2009, we believe we are seeing signs of stabilization in many of our markets. Specifically we are encouraged by higher drilling activity in North America on gas price strengthening, and steadily higher international activity on higher oil prices. Order levels for new drilling rigs declined significantly in 2009 as compared to 2008 due to credit market conditions and softer rig activity, but we were able to secure an order for one Brazil deepwater rig during the second quarter. We have signed two more contracts which are expected to flow into backlog during the third quarter of 2010, but are cancellable without penalty subject to our receipt of a down payment from our customer. We also continue to bid up to 28 new offshore floating rigs to be built in Brazil. We are hopeful that these will translate into orders in 2011. Nevertheless the events in the Gulf of Mexico during the second quarter are likely to slow orders, except for Brazil and recent high interest in pressure control equipment. We expect lower backlogs to lead to modest declines in Rig Technology revenues and margins over the next few quarters before new offshore rig construction projects can translate into higher revenues.
Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains closely tied to the rig count, particularly in North America. If the rig count continues to increase we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. Third quarter results for these segments will be helped by the turnaround of the seasonal decline in drilling in Canada due to spring breakup. Certain products are seeing higher steel, alloy, resin and fiberglass costs impacting their business while others have seen costs decline. Continuing tight iron ore supplies to the steel mills could adversely affect margins as the year unfolds.

The Company believes it is well positioned to continue to manage through this downturn, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate earnings during the remainder of year. The Company has a long history of cost-control and downsizing in response to depressed market conditions, and of executing strategic acquisitions during difficult periods. Such a period may present opportunities to the Company to effect new organic growth and acquisition initiatives, and we remain hopeful that the current downturn will continue to generate new opportunities.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2010 and 2009, and the first quarter of 2010 include the following:

				%	%
				2Q10 v	2Q10 v
	2Q10*	1Q10*	2Q09*	1Q10	2Q09
Active Drilling Rigs:
U.S.	1,508	1,345	936	12.1%	61.1%
Canada	166	470	90	(64.7)%	84.4%
International	1,088	1,063	983	2.4%	10.7%

Worldwide	2,762	2,878	2,009	(4.0)%	37.5%

West Texas Intermediate Crude Prices (per barrel)	$77.79	$78.64	$59.44	(1.1)%	30.9%

Natural Gas Prices ($/mmbtu)	$4.32	$5.15	$3.71	(16.1)%	16.4%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2010 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count decreased 4% (from 2,878 to 2,762) and increased 12% (from 1,345 to 1,508), respectively, in the second quarter compared to the first quarter of 2010. The average per barrel price of West Texas Intermediate Crude decreased 1% (from $78.64 per barrel to $77.79 per barrel) and natural gas prices decreased 16% (from $5.15 per mmbtu to $4.32 per mmbtu) in the second quarter compared to the first quarter of 2010.
U.S. rig activity at July 23, 2010 was 1,585 rigs compared to the first quarter average of 1,508 rigs, increasing 5%. The price for West Texas Intermediate Crude was at $78.98 per barrel as of July 23, 2010, increasing 2% from the second quarter 2010 average. The price for natural gas was at $4.58 per mmbtu as of July 23, 2010, increasing 6% from the second quarter 2010 average.
Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Rig Technology	$1,672	$1,917	$3,558	$4,116
Petroleum Services & Supplies	1,033	913	1,956	1,927
Distribution Services	365	305	699	713
Elimination	(129)	(125)	(240)	(265)

Total Revenue	$2,941	$3,010	$5,973	$6,491

Operating Profit:
Rig Technology	$505	$534	$1,086	$1,140
Petroleum Services & Supplies	138	(51)	251	113
Distribution Services	13	10	24	35
Unallocated expenses and eliminations	(66)	(99)	(134)	(174)
Transaction costs	—	(8)	—	(8)

Total Operating Profit	$590	$386	$1,227	$1,106

Operating Profit %:
Rig Technology	30.2%	27.9%	30.5%	27.7%
Petroleum Services & Supplies	13.4%	(5.6)%	12.8%	5.9%
Distribution Services	3.6%	3.3%	3.4%	4.9%
Total Operating Profit %	20.1%	12.8%	20.5%	17.0%
Rig Technology
Three Months Ended June 30, 2010 and 2009. Rig Technology revenue in the second quarter of 2010 was $1,672 million, a decrease of $245 million (12.8%) compared to the same period in 2009, primarily due to the decrease of revenue out of backlog of $183 million as total backlog declined 44% to $4.9 billion.
Operating profit from Rig Technology was $505 million for the second quarter ended June 30, 2010, a decrease of $29 million (5.4%) over the same period of 2009. Operating profit percentage increased to 30.2%, up from 27.9% for the same prior year period primarily due to declining costs resulting in estimate revisions on large rig projects and improved manufacturing efficiencies.

Six Months Ended June 30, 2010 and 2009. Rig Technology revenue for the first half of 2010 was $3,558 million, a decrease of $558 million (13.6%) compared to the same period in 2009. Revenue out of backlog decreased 11.7% due to the decline in overall and non-backlog revenue decreased 19.4% primarily due to lower small capital equipment shipments in 2010.
Operating profit from Rig Technology for the first half of 2010 was $1,086 million, a decrease of $54 million (4.7%) over the same period of 2009. Operating profit percentage increased to 30.5%, up from 27.7% for the same prior year period primarily due to declining costs resulting in estimate revisions on large rig projects as well as improved manufacturing efficiencies.
Petroleum Services & Supplies
Three Months Ended June 30, 2010 and 2009. Revenue from Petroleum Services & Supplies was $1,033 million for the second quarter of 2010 compared to $913 million for the second quarter of 2009, an increase of $120 million (13.1%). The increase was primarily attributable to a strong U.S. market with a 61% increase in rig activity compared to the second quarter of 2009.
Operating  profit from Petroleum Services & Supplies was $138 million for the second quarter of 2010 compared to an operating loss of $51 million for the same period in 2009, an increase of $189 million (370.6%). Operating profit percentage increased to 13.4% compared to a negative 5.6% in the same period of 2009. The second quarter 2009 results included a $147 million impairment charge on the carrying value of a trade name associated with this segment. In addition, strong domestic demand fueled by an increase in rig count contributed to increased operating profit.
Six Months Ended June 30, 2010 and 2009. Revenue from Petroleum Services & Supplies was $1,956 million for the first half of 2010 compared to $1,927 million for the first half of 2009, an increase of $29 million (1.5%). The increase was primarily attributable to a higher level of rig activity in the U.S. market.
Operating profit from Petroleum Services & Supplies was $251 million for the first half of 2010 compared to $113 million for the same period in 2009, an increase of $138 million (122.1%), and operating profit percentage increased to 12.8% up from 5.9% in the same period of 2009. The first half of 2009 results included a $147 million impairment charge on the carrying value of a trade name associated with this segment. In addition, strong demand fueled by an increase in domestic rig count contributed to the increase in operating profit.
Distribution Services
Three Months Ended June 30, 2010 and 2009. Revenue from Distribution Services was $365 million, an increase of $60 million (19.7%) during the second quarter of 2010 over the comparable 2009 period. This increase was primarily attributable to increased U.S. rig count activity in general and due to the oil-spill in the Gulf of Mexico, which drove significant emergency project work during the period.
Operating profit from Distribution Services was $13 million for the second quarter of 2010, an increase of $3 million over the same period in 2009. Operating profit percentage increased to 3.6%, from 3.3% for the same prior year period as a result of the increased volumes in the quarter.
Six Months Ended June 30, 2010 and 2009. Revenue from Distribution Services was $699 million, a decrease of $14 million (2.0%) during the first half of 2010 over the comparable 2009 period. This decrease was primarily attributable to increased bidding by customers in the International arena, resulting in reduced revenues.
Operating profit from Distribution Services was $24 million for the first half of 2010, a decrease of $11 million over the same period in 2009. Operating profit percentage decreased to 3.4%, from 4.9% for the same prior year period primarily as a result of pricing pressures and reduced demand for artificial lift products internationally.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $66 million and $134 million for the three and six months ended June 30, 2010, respectively, compared to $99 million and $174, respectively, for the same periods in 2009. This decrease is primarily due to $46 million of voluntary retirement costs that were taken in the three and six months ended June 30, 2009. This was slightly offset by higher intercompany profit elimination related to sales between the segments and an $11 million write-down of certain accounts receivable in Venezuela during the first half of 2010.

Interest and financial costs
Interest and financial costs remained constant at $13 million and $26 million for both the three and six months ended June 30, 2010 and 2009, respectively, due to overall debt levels and interest rates remaining constant for the same respective periods.
Other income (expense), net
Other income (expense), net were expenses, net of $3 million and $19 million for the three and six months ended June 30, 2010, respectively, compared to $38 million and $74 million, respectively for the same periods in 2009. The decrease in other expense was mainly due to lower foreign exchange losses in 2010 as a result of favorable exchange rate movements in 2010, primarily related to the strengthening of the U.S. dollar. The decrease for the six months ended June 30, 2010 was offset by a $27 million charge relating to the devaluation of monetary assets the Company has in Venezuela. The charge was a result of the Venezuela bolivar being officially devalued against the U.S. dollar.
Provision for income taxes
The effective tax rate for the three and six months ended June 30, 2010 was 31.8% and 31.9%, respectively, compared to 37.1% and 34.1% for the same period in 2009. The effective tax rate was positively impacted by earnings taxed at lower rates in foreign jurisdictions, and the reversal of reserves associated with uncertain tax positions in prior years for which the statute of limitations expired during the period.

Liquidity and Capital Resources
Overview
At June 30, 2010, the Company had cash and cash equivalents of $2,688 million, and total debt of $871 million. At December 31, 2009, cash and cash equivalents were $2,622 million and total debt was $883 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Rather than repatriating this cash, the Company may choose to borrow against our credit facility. The Company’s outstanding debt at June 30, 2010 consisted of $200 million of 5.65% Senior Notes due 2012, $200 million of 7.25% Senior Notes due 2011, $150 million of 6.5% Senior Notes due 2011, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $20 million.
There were no borrowings against the Company’s unsecured credit facility, and there were $556 million in outstanding letters of credit issued under the facility, resulting in $1,444 million of funds available under the Company’s unsecured revolving credit facility at June 30, 2010.
The Company had $1,604 million of additional outstanding letters of credit at June 30, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at June 30, 2010.
The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Six Months
	Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$282	$1,285
Net cash used in investing activities	(108)	(524)
Net cash used in financing activities	(82)	(33)
Operating Activities
For the first six months of 2010, cash provided by operating activities decreased $1,003 million to $282 million compared to cash provided by operating activities of $1,285 million in the same period of 2009. The primary reason for the decrease relates to total customer financing on projects, in the form of prepayments and billings in excess of costs, less costs in excess of billings being down approximately $790 million from December 31, 2009 due to the increase in revenues out of backlog during the first half of 2010. In addition, a $205 million increase in accounts receivable contributed to the overall decrease in cash provided by operating activities.
Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations during the first half of 2010 primarily through net income of $818 million plus non-cash charges of $251 million and dividends from the Company’s unconsolidated affiliate of $17 million less $14 million in equity income from the Company’s unconsolidated affiliate. During the first six months of 2010, net changes in operating assets and liabilities, net of acquisitions, decreased cash provided by operating activities by $963 million.
The Company received $33 million and $94 million in dividends from its unconsolidated affiliate in the first half of 2010 and 2009, respectively. The portion included in operating activities in the first half of 2010 and 2009 was $17 million and $86 million, respectively. The remaining $16 million and $8 million was included in investing activities in the first half of 2010 and 2009, respectively.
Investing Activities
For the first six months of 2010, cash used in investing activities was $108 million compared to cash used in investing of $524 million for the same period of 2009. The primary reason for the decrease in cash used in investing activities for the first six months of 2010 related to a decrease in business acquisitions to approximately $62 million compared to $389 million used in the same period of 2009. Capital expenditures decreased to approximately $78 million compared to $143 million used in the same period of 2009. The decreases in cash used in investing activities were offset by an increase in the portion of a dividend received by the Company’s unconsolidated affiliate during the first six months of 2010 that related to investing activities.

Financing Activities
For the first six months of 2010, cash used in financing activities was $82 million compared to cash used in financing activities of $33 million for the same period of 2009. The increase in cash used in financing activities for the first six months of 2010 primarily related to $84 million in cash dividends paid. No such dividends were paid in the same period of 2009. This increase was partially offset by a decrease in payments on debt to approximately $9 million for the first six months of 2010 compared to $34 million for the same period in 2009. For the first six months of 2010, the Company used its cash on hand to fund its acquisitions.
The effect of the change in exchange rates on cash flows was a negative $26 million and a positive $15 million for the six months ended June 30, 2010 and 2009, respectively.
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
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange loss in our income statement of approximately $14 million in the first six months of 2010, compared to a $56 million foreign exchange loss in the same period of the prior year. The gains/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of the current economic environment. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of June 30, 2010 (in millions, except contract rates):

	As of June 30, 2010				December 31,
Functional Currency	2010	2011	2012	Total	2009
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	261	—	—	261	291
Average CAD to USD contract rate	1.0020	—	—	1.0020	1.0418
Fair Value at June 30, 2010 in U.S. dollars	12	—	—	12	2

Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	84	14	—	98	69
Average CAD to USD contract rate	1.0546	1.0466	—	1.0535	1.1109
Fair Value at June 30, 2010 in U.S. dollars	1	—	—	1	4

EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	78	—	—	78	98
Average USD to EUR contract rate	1.3615	—	—	1.3615	1.4356
Fair Value at June 30, 2010 in U.S. dollars	11	—	—	11	—

Sell USD/Buy EUR:
Notional amount to buy (in euros)	34	55	—	89	91
Average USD to EUR contract rate	1.4469	1.2934	—	1.3517	1.3896
Fair Value at June 30, 2010 in U.S. dollars	(8)	(4)	—	(12)	4

KRW Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	1,364	273	—	1,637	5,050
Average KRW to EUR contract rate	1,742.53	1,742.53	—	1,742.53	1,639.00
Fair Value at June 30, 2010 in U.S. dollars	—	—	—	—	—

	As of June 30, 2010				December 31,
Functional Currency	2010	2011	2012	Total	2009
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	46,074	61,779	3,264	111,117	153,226
Average KRW to USD contract rate	1,024.73	1,083.50	1,118.05	1,059.27	1,046.00
Fair Value at June 30, 2010 in U.S. dollars	(7)	(6)	—	(13)	(18)

GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	16	—	—	16	11
Average USD to GBP contract rate	1.5437	—	—	1.5437	1.5880
Fair Value at June 30, 2010 in U.S. dollars	1	—	—	1	—

Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	39	26	—	65	2
Average USD to GBP contract rate	1.4787	1.4415	—	1.4638	1.5313
Fair Value at June 30, 2010 in U.S. dollars	1	2	—	3	—

USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	24	2	—	26	44
Average DKK to USD contract rate	5.4400	5.7934	—	5.4700	5.1219
Fair Value at June 30, 2010 in U.S. dollars	(3)	—	—	(3)	(1)

Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	255	36	—	291	382
Average USD to EUR contract rate	1.3500	1.2859	—	1.3416	1.4578
Fair Value at June 30, 2010 in U.S. dollars	(24)	(2)	—	(26)	(7)

Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	36	1	—	37	76
Average USD to GBP contract rate	1.5553	1.4368	—	1.5528	1.6348
Fair Value at June 30, 2010 in U.S. dollars	(1)	—	—	(1)	(2)

Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	467	388	151	1,006	1,094
Average NOK to USD contract rate	6.2084	6.2329	6.1740	6.2127	6.2269
Fair Value at June 30, 2010 in U.S. dollars	(22)	(20)	(9)	(51)	67

Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	6	—	—	6	6
Average DKK to USD contract rate	6.0790	—	—	6.0790	5.0009
Fair Value at June 30, 2010 in U.S. dollars	—	—	—	—	—

Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	89	4	—	93	56
Average USD to EUR contract rate	1.2433	1.2757	—	1.2447	1.4324
Fair Value at June 30, 2010 in U.S. dollars	2	—	—	2	—

Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	417	28	4	449	408
Average NOK to USD contract rate	6.2537	6.1162	6.1366	6.2442	5.8307
Fair Value at June 30, 2010 in U.S. dollars	17	2	—	19	—

Other Currencies
Fair Value at June 30, 2010 in U.S. dollars	(3)	(1)	—	(4)	—

Total Fair Value at June 30, 2010 in U.S. dollars	(23)	(29)	(9)	(61)	49

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $413 million and translation exposures totaling $398 million as of June 30, 2010 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $26 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $40 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2010 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our 2009 Annual Report on Form 10-K, as well as the following risk factor:

The recent moratorium on deepwater drilling in the U.S. Gulf of Mexico and its consequences could have a material adverse effect on our business.

A moratorium on deepwater drilling in the U.S. Gulf of Mexico was enacted during the second quarter of 2010 following the Macondo well blowout and oil spill. Any prolonged reduction in oil and natural gas drilling and production activity could result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.
The following risk factor has been updated from our 2009 Annual Report on Form 10-K:
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
We have received federal grand jury subpoenas and subsequent inquiries from governmental agencies requesting records related to our compliance with export trade laws and regulations. We have cooperated fully with agents from the Department of Justice, the Bureau of Industry and Security, the Office of Foreign Assets Control, and U.S. Immigration and Customs Enforcement in responding to the inquiries. We have also cooperated with an informal inquiry from the Securities and Exchange Commission in connection with the inquiries previously made by the aforementioned federal agencies. We have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations. As a result of our internal review and in an effort to prevent any future compliance issues of this nature, we have reviewed and are in the process of enhancing our compliance procedures and training.

Item 6.	Exhibits
Reference is hereby made to the Exhibit Index commencing on page 31.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	By:	/s/ Clay C. Williams
Clay C. Williams
Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.