Form 10-Q
period 2010-09-30
NATIONAL OILWELL VARCO INC
filed 2010-11-05
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010 the registrant had 419,635,478 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,070	$2,622
Receivables, net	2,408	2,187
Inventories, net	3,562	3,490
Costs in excess of billings	769	740
Deferred income taxes	232	290
Prepaid and other current assets	285	269

Total current assets	10,326	9,598

Property, plant and equipment, net	1,808	1,836
Deferred income taxes	269	92
Goodwill	5,525	5,489
Intangibles, net	3,877	4,052
Investment in unconsolidated affiliate	365	393
Other assets	61	72

Total assets	$22,231	$21,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$584
Accrued liabilities	2,289	2,267
Billings in excess of costs	293	1,090
Current portion of long-term debt and short-term borrowings	354	7
Accrued income taxes	351	226

Total current liabilities	3,872	4,174

Long-term debt	516	876
Deferred income taxes	2,197	2,091
Other liabilities	242	163

Total liabilities	6,827	7,304

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 419,167,762 and 418,451,731 shares issued and outstanding at September 30, 2010 and December 31, 2009	4	4
Additional paid-in capital	8,267	8,214
Accumulated other comprehensive income	109	90
Retained earnings	6,906	5,805

Total Company stockholders’ equity	15,286	14,113
Noncontrolling interests	118	115

Total stockholders’ equity	15,404	14,228

Total liabilities and stockholders’ equity	$22,231	$21,532

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$3,011	$3,087	$8,984	$9,578
Cost of revenue	2,066	2,196	6,149	6,773

Gross profit	945	891	2,835	2,805
Selling, general and administrative	349	279	1,012	932
Intangible asset impairment	—	—	—	147
Transaction and restructuring costs	—	11	—	19

Operating profit	596	601	1,823	1,707
Interest and financial costs	(12)	(14)	(38)	(40)
Interest income	4	4	9	8
Equity income in unconsolidated affiliate	8	1	22	45
Other income (expense), net	(23)	(13)	(42)	(87)

Income before income taxes	573	579	1,774	1,633
Provision for income taxes	169	192	552	551

Net income	404	387	1,222	1,082
Net income (loss) attributable to noncontrolling interests	—	2	(5)	7

Net income attributable to Company	$404	$385	$1,227	$1,075

Net income attributable to Company per share:
Basic	$0.97	$0.93	$2.94	$2.58

Diluted	$0.96	$0.92	$2.93	$2.58

Cash dividends per share	$0.10	$—	$0.30	$—

Weighted average shares outstanding:
Basic	417	416	417	416

Diluted	419	418	419	417

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,222	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378	364
Equity income in unconsolidated affiliate	(22)	(45)
Dividend from unconsolidated affiliate	17	86
Intangible asset impairment	—	147
Other, net	29	(53)
Change in operating assets and liabilities, net of acquisitions:
Receivables	(238)	979
Inventories	(101)	103
Costs in excess of billings	(29)	7
Prepaid and other current assets	(15)	(122)
Accounts payable	1	(384)
Billings in excess of costs	(797)	(545)
Other assets/liabilities, net	290	350

Net cash provided by operating activities	735	1,969

Cash flows from investing activities:
Purchases of property, plant and equipment	(140)	(186)
Business acquisitions, net of cash acquired	(69)	(392)
Business divestitures, net of cash disposed	—	251
Dividend from unconsolidated affiliate	16	8
Other	23	—

Net cash used in investing activities	(170)	(319)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2	7
Repayments on debt	(13)	(35)
Cash dividends paid	(126)	—
Other, net	14	3

Net cash used in financing activities	(123)	(25)
Effect of exchange rates on cash	6	24

Increase in cash equivalents	448	1,649
Cash and cash equivalents, beginning of period	2,622	1,543

Cash and cash equivalents, end of period	$3,070	$3,192

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$38	$37
Income taxes	$344	$603
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
2. Inventories, net
Inventories consist of (in millions):

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$671	$704
Work in process	1,184	1,307
Finished goods and purchased products	1,707	1,479

Total	$3,562	$3,490

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2010	2009
Compensation	$344	$272
Customer prepayments and billings	396	500
Warranty	220	217
Interest	14	11
Taxes (non income)	83	95
Insurance	52	58
Accrued purchase orders	869	853
Fair value of derivatives	42	61
Other	269	200

Total	$2,289	$2,267

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
The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2009	$217

Net provisions for warranties issued during the year	43
Amounts incurred	(31)
Foreign currency translation and other	(9)

Balance at September 30, 2010	$220

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30,	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$7,114	$6,276
Estimated earnings	4,858	3,735

	11,972	10,011
Less: Billings to date	11,496	10,361

	$476	$(350)

Costs and estimated earnings in excess of billings on uncompleted contracts	$769	$740
Billings in excess of costs and estimated earnings on uncompleted contracts	(293)	(1,090)

	$476	$(350)

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$404	$387	$1,222	$1,082
Currency translation adjustments, net of tax	92	22	16	79
Changes in derivative financial instruments, net of tax	84	69	3	174
Changes in defined benefit plans, net of tax	—	1	—	—

Comprehensive income	580	479	1,241	1,335
Comprehensive income (loss) attributable to noncontrolling interest	—	2	(5)	7

Comprehensive income attributable to Company	$580	$477	$1,246	$1,328

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended September 30, 2010, a majority of these local currencies strengthened against the U.S. dollar resulting in a net increase to Other Comprehensive Income of $92 million upon the translation of their financial statements from their local currency to the U.S. dollar.
During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. The Company’s net investment in Venezuela was $34 million at September 30, 2010.
The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of accumulated Other Comprehensive Income related to the fair value of derivatives that have settled in the current or prior periods. The accumulated effect is an increase in Other Comprehensive Income of $84 million (net of tax of $33 million) for the three months ended September 30, 2010.

6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Rig Technology	$1,650	$2,000	$5,208	$6,116
Petroleum Services & Supplies	1,089	882	3,045	2,809
Distribution Services	424	306	1,123	1,019
Elimination	(152)	(101)	(392)	(366)

Total Revenue	$3,011	$3,087	$8,984	$9,578

Operating Profit:
Rig Technology	$478	$577	$1,564	$1,717
Petroleum Services & Supplies	164	82	415	195
Distribution Services	24	7	48	42
Unallocated expenses and eliminations	(70)	(54)	(204)	(228)
Transaction costs	—	(11)	—	(19)

Total Operating Profit	$596	$601	$1,823	$1,707

Operating Profit %:
Rig Technology	29.0%	28.9%	30.0%	28.1%
Petroleum Services & Supplies	15.1%	9.3%	13.6%	6.9%
Distribution Services	5.7%	2.3%	4.3%	4.1%
Total Operating Profit %	19.8%	19.5%	20.3%	17.8%
The Company had revenues of 14% and 17% of total revenue from one of its customers for the three and nine months ended September 30, 2010, respectively, and revenues of 19% and 17% of total revenue from one of its customers for the three and nine months ended September 30, 2009, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7. Debt
Debt consists of (in millions):

	September 30,	December 31,
	2010	2009
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$150	$150

Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	202	205

Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200

Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151	151

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151

Other	16	26

Total debt	870	883
Less current portion	354	7

Long-term debt	$516	$876

Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At September 30, 2010, there were no borrowings against the remaining credit facility, and there were $517 million in outstanding letters of credit issued under this facility, resulting in $1,483 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate.
The Company also had $1,213 million of additional outstanding letters of credit at September 30, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at September 30, 2010.

8. Tax
The effective tax rate for the three and nine months ended September 30, 2010 was 29.5% and 31.1%, respectively, compared to 33.2% and 33.7% for the same period in 2009. The effective tax rate was positively impacted by earnings taxed at lower rates in foreign jurisdictions, and the reversal of reserves associated with uncertain tax positions related to prior years for which the statute of limitations expired during the period.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Federal income tax at U.S. federal statutory rate	$201	$203	$621	$572

Foreign income tax rate differential	(28)	(23)	(86)	(81)
State income tax, net of federal benefit	3	4	10	12
Foreign dividends, net of foreign tax credits	2	3	9	10
Benefit of U.S. Manufacturing Deduction	(8)	(6)	(14)	(13)
Change in tax reserves, including interest	(5)	7	(19)	4
Prior year tax on revaluation gains in Norway	—	—	—	21
Other	4	4	31	26

Provision for income taxes	$169	$192	$552	$551

The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a return. Under ASC Topic 740, the impact of an uncertain income tax position, in management’s opinion, on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has a less than 50% likelihood of being sustained. The balance of unrecognized tax benefits at September 30, 2010 was $121 million. Included in the change in the balance of unrecognized tax benefits was an increase of $73 million associated with a foreign tax position previously evaluated as more-likely-than-not to be sustained upon audit. Based on new information obtained in the first quarter of 2010, we now believe it is more-likely-than-not this foreign tax position will not be sustained. Tax payments for this liability can be claimed as a U.S. foreign tax credit due to sufficient excess limitation in prior years to cover the potential exposure. Accordingly, the Company has recorded a corresponding deferred tax asset of $73 million, resulting in no impact to earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2009	$58

Additions for tax positions of prior years	80
Reductions for lapse of applicable statutes of limitations	(17)

Balance at September 30, 2010	$121

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S., Canada, the U.K., the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for the tax years after 2006 and outside the U.S. for tax years ending after 2002.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

9. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 25.5 million. As of September 30, 2010, 8,120,958 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all share-based compensation arrangements under the Plan was $17 million and $50 million for the three and nine months ended September 30, 2010, respectively, and $15 million and $46 million for the three and nine months ended September 30, 2009, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $5 million and $15 million for the three and nine months ended September 30, 2010, respectively, and $5 million and $17 million for the three and nine months ended September 30, 2009, respectively.
During the nine months ended September 30, 2010, the Company granted 3,485,283 stock options and 558,531 restricted stock awards, which includes 171,400 performance-based restricted stock awards. Out of the total number of stock options granted, 3,443,107 were granted on February 16, 2010 with an exercise price of $44.07, 10,844 were granted on May 12, 2010 with an exercise price of $41.09 and the remaining 31,332 options were granted May 12, 2010 to the non-employee members of the Board of Directors at an exercise price of $41.09. These options generally vest over a three-year period from the grant date. Out of the total number of restricted stock awards granted, 543,035 were granted on February 16, 2010 and 1,440 were granted on May 12, 2010 and vest on the third anniversary of the date of grant. In addition, on May 12, 2010, 14,056 restricted stock awards were granted to the non-employee members of the Board of Directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance-based restricted stock awards of 171,400 were granted on February 16, 2010. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s average operating income growth, measured on a percentage basis, from January 1, 2010 through December 31, 2012 exceeding the median operating income level growth of a designated peer group over the same period.
10. Derivative Financial Instruments
ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Forward contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). Other forward exchange contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk associated with certain firm commitments denominated in currencies other than the functional currency of the operating unit (fair value hedge). In addition, the Company will enter into non-designated forward contracts against various foreign currencies to manage the foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts (non-designated hedge). Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.
The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges discussed below, all derivative financial instruments that the Company holds are designated as either cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between two and 24 months, but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog. The Company may also use interest rate contracts to mitigate its exposure to changes in interest rates on anticipated long-term debt issuances.
At September 30, 2010, the Company has determined that its financial assets of $84 million and liabilities of $43 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At September 30, 2010, the net fair value of the Company’s foreign currency forward contracts totaled an asset of $41 million.

As of September 30, 2010, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is subject to a particular currency risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e. the ineffective portion), or hedge components excluded from the assessment of effectiveness, are recognized in the Consolidated Statements of Income during the current period.
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
As of September 30, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs:

	Currency
Foreign Currency	Denomination
	(in millions)
British Pound Sterling		£11
Danish Krone	DKK	48
Euro		€107
Norwegian Krone	NOK	5,231
U.S. Dollar		$244
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

As of September 30, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs:

	Currency
Foreign Currency	Denomination
	(in millions)
U.S. Dollar		$10
Korean Won	KRW	5,479
Non-designated Hedging Strategy
For derivative instruments that are non-designated, the gain or loss on the derivative instrument subject to the hedged risk (i.e. nonfunctional currency monetary accounts) are recognized in other income (expense), net in current earnings.
The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar-equivalent cash flows from the nonfunctional currency monetary accounts will be adversely affected by changes in the exchange rates.
As of September 30, 2010, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts:

	Currency
Foreign Currency	Denomination
	(in millions)
British Pound Sterling		£14
Danish Krone	DKK	136
Euro		€56
Norwegian Krone	NOK	2,072
U.S. Dollar		$447
As of September 30, 2010, the Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Balance Sheet	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$55	$56	Accrued liabilities	$14	$39
Foreign exchange contracts	Other Assets	13	17	Other Liabilities	3	7

Total derivatives designated as hedging instruments under ASC Topic 815		$68	$73		$17	$46

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$16	$30	Accrued liabilities	$26	$8
Foreign exchange contracts	Other Assets	—	1	Other Liabilities	—	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$16	$31		$26	$9

Total derivatives		$84	$104		$43	$55

The Effect of Derivative Instruments on the Consolidated Statement of Income
($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009
			Revenue	6	18
Foreign exchange contracts	(14)	162	Cost of revenue	(26)	(51)	Other income (expense), net	5	(27)

Total	(14)	162		(20)	(33)		5	(27)

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)		ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on		Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative		Relationships	Related Hedged Item	Items
		Nine Months Ended				Nine Months Ended
		September 30,				September 30,
		2010	2009			2010	2009
Foreign exchange contracts	Revenue	(1)	(5)	Firm commitments	Revenue	1	5
Foreign exchange contracts	Cost of revenue	—	1	Firm commitments	Cost of revenue	—	(1)

Total		(1)	(4)			1	4

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Nine Months Ended
		September 30,
		2010	2009
Foreign exchange contracts	Other income (expense), net	8	(14)

Total		8	(14)

(a)	The Company expects that ($35) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $5 million and $(27) million related to the ineffective portion of the hedging relationships for the nine months ended September 30, 2010 and 2009, respectively, and $8 million and $2 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2010 and 2009, respectively.

11. Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Company	$404	$385	$1,227	$1,075

Denominator:
Basic—weighted average common shares outstanding	417	416	417	416
Dilutive effect of employee stock options and other unvested stock awards	2	2	2	1

Diluted outstanding shares	419	418	419	417

Net income attributable to Company per share:
Basic	$0.97	$0.93	$2.94	$2.58

Diluted	$0.96	$0.92	$2.93	$2.58

Cash dividends per share	$0.10	$—	$0.30	$—

In addition, the Company had stock options outstanding that were anti-dilutive totaling 6 million shares for both the three and nine months ended September 30, 2010, and 4 million and 6 million for the three and nine months ending September 30, 2009, respectively.
12. Cash Dividends
On August 18, 2010, the Company’s Board of Directors approved a cash dividend of $0.10 per share. The cash dividend was paid on September 24, 2010 to each stockholder of record on September 10, 2010. Cash dividends aggregated $42 million and $126 million for the three and nine months ended September 30, 2010, respectively, and nil for both the three and nine months ended September 30, 2009. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.
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
Critical Accounting Estimates
In our annual report on Form 10-K for the year ended December 31, 2009, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; service and product warranties and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY
National Oilwell Varco generated $404 million in net income attributable to the Company, or $0.96 per fully diluted share, on $3.0 billion in revenue in its third quarter ended September 30, 2010. Compared to the second quarter of 2010 revenue increased two percent and net income attributable to the Company increased one percent. Compared to the third quarter of 2009 revenue decreased two percent and net income attributable to the Company increased five percent.
Operating profit excluding transaction charges of $2 million was $598 million or 19.9 percent of sales in the third quarter of 2010, compared to $594 million or 20.2 percent of sales in the second quarter of 2010 excluding transaction charges of $4 million. Operating profit excluding transaction and restructuring charges was $618 million or 20.0 percent of sales for the third quarter of 2009.
Revenues, operating profit and operating margins increased both sequentially and year-over-year for the Company’s Petroleum Services & Supplies and Distribution Services segments. The Company’s Rig Technology segment posted one percent lower revenues sequentially and 18 percent lower revenues compared to the prior year third quarter, due primarily to lower revenues from the segment’s backlog of capital equipment orders. The Company generally benefitted from initiatives undertaken throughout all three segments to reduce operating costs in view of depressed market conditions during 2009.
A moratorium on deepwater drilling in the Gulf of Mexico was enacted during the second quarter of 2010 following the Macondo well blowout and oil spill, which continued through the third quarter of 2010. We estimate that the drilling moratorium reduced earnings by approximately two cents per fully diluted share, with most of the impact affecting the Petroleum Services & Supplies segment. We expect a similar impact in the fourth quarter of 2010. The Distribution Services segment posted higher sales in the Gulf Coast as it helped outfit the response effort with basic supplies during the third quarter, but it has seen these incremental Gulf Coast sales decline significantly during the fourth quarter. We are hopeful that the on-going rebound in U.S. drilling activity will offset this decline to some degree. The Rig Technology group saw modestly higher purchases of spares and consumables among the affected rigs, which appear to be utilizing this period of low drilling activity in the Gulf of Mexico to conduct upgrade and maintenance activities. Although the moratorium has been lifted, some offshore drilling contractors appear to be pausing to see the ultimate resolution of new pressure control equipment requirements, and as a result some specific purchases, such as drill pipe and conductor pipe connections, are at risk pending the outcome of this pause.
Oil & Gas Equipment and Services Market
Worldwide, developed economies turned down sharply in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession continues to dampen economic growth in many developed economies. As a result asset and commodity prices, including oil and gas prices, declined. After rising steadily for six years to peak at around $140 per barrel earlier in 2008, oil prices collapsed back to average $42.91 per barrel (West Texas Intermediate Crude Prices) during the first quarter of 2009, but recovered into the $70 to $80 per barrel range by the end of 2009 where they are holding steady (the third quarter of 2010 averaged $76.05 per barrel). North American gas prices declined to $3.17 per mmbtu in the third quarter of 2009 but recovered to average $4.28 per mmbtu in the third quarter of 2010. The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability.
The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June 2009. U.S. rig count has since increased to 1,672 in late October 2010, and averaged 1,622 rigs during the third quarter of 2010. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices firmed above $4.00 per mmbtu and, more recently, as operators began to drill unconventional shale plays targeting oil, rather than gas. Oil drilling has risen to 42 percent of the total domestic drilling effort.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009, but recently climbing back to 1,120 in September 2010.
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
The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (according to Offshore Data Services, 71 percent of the existing 459 jackup rigs are more than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, employing recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet, and declining dayrates may accelerate the retirement of older rigs.
As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders have declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The decline was halted during the third quarter, when orders of $1.2 billion modestly exceeded revenue out of backlog. Approximately $1.2 billion of contracted backlog is scheduled to flow out as revenue during the fourth quarter of 2010; $3.3 billion in 2011, and the balance of $0.4 billion thereafter. The land rig backlog comprised 19 percent and equipment destined for offshore operations comprised 81 percent of the total backlog as of September 30, 2010. Equipment destined for international markets totaled 85 percent of the backlog. The Company experienced relatively minor levels of order cancellations since 2008 (less than four percent), and does not expect additional material cancellation of contracts or abandonment of major projects; however, there can be no assurance that such discontinuance of projects will not occur.

Segment Performance
The Rig Technology segment revenues of $1,650 million in the third quarter of 2010 declined one percent sequentially and declined 17 percent compared to the third quarter of 2009. Segment operating profit was $478 million and operating margins were 29.0 percent during the third quarter. Compared to the second quarter of 2010, revenue declined $22 million and operating profit declined $29 million. Compared to the third quarter of 2009 decremental operating leverage or flow-through (the decrease in operating profit divided by the decrease in revenue) was 28 percent. Despite sequentially lower project revenue, project margins increased slightly as favorable cost experience on completed rig construction projects was applied to remaining estimated costs on ongoing projects, resulting in margins rising above original expectations. Many of these projects were contracted at high prices in 2007 and 2008, and are now being manufactured in much lower cost environments, and benefitting from greater project execution experience within the group. Additionally, downsizing in certain portions of our Rig Technology manufacturing infrastructure in the second half of 2009 contributed to the segment’s overall margin performance in the third quarter of 2010, which was modestly higher than the third quarter of 2009 despite lower volumes. Sequentially, operating margin declined 130 basis points due to mix and slightly lower volumes. Non-backlog revenue improved 17 percent from the second quarter to the third quarter of 2010, led by higher sales of capital spares. Orders for stimulation equipment, top drives, handling and lifting equipment, complete land rig packages for both domestic and international markets, and an order for two deepwater rig drilling equipment packages for Brazil led to $1,175 million in orders booked into the backlog during the third quarter. Revenue out of backlog of $1,157 million declined 8 percent sequentially. Large shale play fracture stimulation jobs in North America are consuming equipment at a more rapid pace owing to the upturn in oilfield activity and higher equipment intensity in these types of jobs. Additionally, demand is shifting to larger diameter coiled tubing strings to stimulate wells and drill out plugs, which led to demand for the Company’s well-intervention equipment in the quarter. Interest in offshore rig construction appears to be ascending, and the Company submitted tenders for up to 28 deepwater rigs for Petrobras to shipyards and drilling contractors during June and July 2010. The Company does not expect to book many orders from this tender until 2011. The orders from this tender will require a high and rising level of local Brazilian content in the construction of new rigs. Customer inquiries for pressure control equipment are also trending higher, and orders for pressure control components, spares, repair and services rose during the third quarter, in response to the Macondo blowout.
The Petroleum Services & Supplies segment generated total sales of $1,089 million in the third quarter of 2010, up five percent from the second quarter of 2010 and up 23 percent from the third quarter of 2009. Operating profit was $164 million or 15.1 percent of sales during the third quarter of 2010, compared to 13.4 percent in the second quarter and 9.8 percent in the third quarter of 2009. Operating leverage or flow-through was 46 percent from the second quarter of 2010 to the third quarter of 2010, and 38 percent from the third quarter of 2009 to the third quarter of 2010. Helped by seasonal recovery out of breakup in Canada, and unconventional shale development targeting oil production, rig counts across North America improved 19 percent sequentially. This lifted the mix of North American sales for the segment to 56 percent for the quarter, compared to 54 percent in the preceding quarter, and drove sequentially higher sales overall. Most products and services within the segment posted single-digit sequential sales gains, with drill pipe sales improving the most, up about 10 percent sequentially due to higher demand for premium drill pipe for shale drilling in the U.S. The backlog of drill pipe orders also increased again sequentially, and coiled tubing sales increased on rising demand from pressure pumping customers in North America. Sales of pumps, bits, downhole tools, pipe inspection and coating services, solids control equipment, and waste management services also posted sequential increases largely due to higher domestic activity.
The Distribution Services segment generated $424 million in revenue during the third quarter of 2010, increasing 16 percent from the second quarter and increasing 39 percent from the third quarter of 2009. Operating profit was $24 million, and operating margin was 5.7 percent of sales, up 210 basis points from the second quarter of 2010. Operating leverage or flow-through was 19 percent sequentially and 14 percent year-over-year for the third quarter. The segment posted 13 percent revenue growth sequentially in the U.S., led by higher sales into unconventional shale plays, higher sales of consumables to outfit newly constructed land rigs, and higher sales into the Gulf of Mexico cleanup effort. Canadian sales increased 37 percent due to the seasonal recovery out of breakup, and International sales increased 11 percent sequentially on higher sales of capital spares and Mono products, partly offset by lower sales in Mexico and Australia.

Outlook
While the credit market downturn, global recession, and lower commodity prices presented challenges to our business in 2009, we believe we are seeing signs of stabilization and recovery in many of our markets. Specifically we are encouraged by higher drilling activity in North America, and steadily higher international drilling activity. Order levels for new drilling rigs declined significantly in 2009 as compared to 2008 due to credit market conditions and softer rig activity, but we were able to secure an order for one Brazil deepwater rig during the second quarter of 2010 and two more during the third quarter of 2010. We also continue to bid up to 28 new offshore floating rigs to be built in Brazil, which we hope will translate into orders in 2011. We expect lower backlogs to lead to modest declines in Rig Technology revenues and margins over the next few quarters before new offshore rig construction projects can translate into higher revenues.
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
The Company believes it is well positioned to continue to manage through this recession, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate earnings during the remainder of the year. The Company has a long history of cost-control and downsizing in response to depressed market conditions, and of executing strategic acquisitions during difficult periods. Such a period may present opportunities to the Company to effect new organic growth and acquisition initiatives.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2010 and 2009, and the second quarter of 2010 include the following:

				%	%
				3Q10 v	3Q10 v
	3Q10*	2Q10*	3Q09*	2Q10	3Q09
Active Drilling Rigs:
U.S.	1,622	1,508	974	7.6%	66.5%
Canada	361	166	187	117.5%	93.0%
International	1,110	1,088	969	2.0%	14.6%

Worldwide	3,093	2,762	2,130	12.0%	45.2%

West Texas Intermediate Crude Prices (per barrel)	$76.05	$77.79	$68.20	(2.2%)	11.5%

Natural Gas Prices ($/mmbtu)	$4.28	$4.32	$3.17	(0.9%)	35.0%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2010 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 12% (from 2,762 to 3,093) and 8% (from 1,508 to 1,622), respectively, in the third quarter compared to the second quarter of 2010. The average per barrel price of West Texas Intermediate Crude decreased 2% (from $77.79 per barrel to $76.05 per barrel) and natural gas prices decreased 1% (from $4.32 per mmbtu to $4.28 per mmbtu) in the third quarter compared to the second quarter of 2010.
U.S. rig activity at October 22, 2010 was 1,669 rigs compared to the third quarter average of 1,622 rigs, increasing 3%. The price for West Texas Intermediate Crude was at $81.69 per barrel as of October 22, 2010, increasing 7% from the third quarter 2010 average. The price for natural gas was at $3.33 per mmbtu as of October 22, 2010, decreasing 22% from the third quarter 2010 average.
Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Rig Technology	$1,650	$2,000	$5,208	$6,116
Petroleum Services & Supplies	1,089	882	3,045	2,809
Distribution Services	424	306	1,123	1,019
Elimination	(152)	(101)	(392)	(366)

Total Revenue	$3,011	$3,087	$8,984	$9,578

Operating Profit:
Rig Technology	$478	$577	$1,564	$1,717
Petroleum Services & Supplies	164	82	415	195
Distribution Services	24	7	48	42
Unallocated expenses and eliminations	(70)	(54)	(204)	(228)
Transaction costs	—	(11)	—	(19)

Total Operating Profit	$596	$601	$1,823	$1,707

Operating Profit %:
Rig Technology	29.0%	28.9%	30.0%	28.1%
Petroleum Services & Supplies	15.1%	9.3%	13.6%	6.9%
Distribution Services	5.7%	2.3%	4.3%	4.1%
Total Operating Profit %	19.8%	19.5%	20.3%	17.8%
Rig Technology
Three Months Ended September 30, 2010 and 2009. Rig Technology revenue in the third quarter of 2010 was $1,650 million, a decrease of $350 million (17.5%) compared to the same period in 2009, primarily due to the decrease of revenue out of backlog of $442 million as total backlog declined 34% to $4.9 billion.
Operating profit from Rig Technology was $478 million for the third quarter ended September 30, 2010, a decrease of $99 million (17.2%) over the same period of 2009. Operating profit percentage increased to 29.0%, up from 28.9% for the same prior year period primarily due to declining costs resulting in estimate revisions on large rig projects and improved manufacturing efficiencies.
Nine Months ended September 30, 2010 and 2009. Rig Technology revenue for the first nine months of 2010 was $5,208 million, a decrease of $908 million (14.9%) compared to the same period in 2009, primarily due to the decrease of revenue out of backlog of $807 million. Non-backlog revenue decreased 7.2% primarily due to lower small capital equipment shipments in 2010.

Operating profit from Rig Technology for the first nine months of 2010 was $1,564 million, a decrease of $153 million (8.9%) over the same period of 2009. Operating profit percentage increased to 30.0%, up from 28.1% for the same prior year period primarily due to declining costs resulting in estimate revisions on large rig projects as well as improved manufacturing efficiencies.
Petroleum Services & Supplies
Three Months Ended September 30, 2010 and 2009. Revenue from Petroleum Services & Supplies was $1,089 million for the third quarter of 2010 compared to $882 million for the third quarter of 2009, an increase of $207 million (23.5%). The increase was primarily attributable to shale plays leading to a strong U.S. market with a 67% increase in rig activity compared to the third quarter of 2009.
Operating profit from Petroleum Services & Supplies was $164 million for the third quarter ended September 30, 2010, an increase of $82 million (100.0%) over the same period of 2009. Operating profit percentage increased to 15.1%, up from 9.3% for the same prior year period primarily due to strong domestic demand fueled by an increase in rig count.
Nine Months ended September 30, 2010 and 2009. Revenue from Petroleum Services & Supplies was $3,045 million for the first nine months of 2010 compared to $2,809 million for the first nine months of 2009, an increase of $236 million (8.4%). The increase was primarily attributable to a higher level of rig activity in the U.S. market.
Operating profit from Petroleum Services & Supplies was $415 million for the first nine months of 2010 compared to $195 million for the same period in 2009, an increase of $220 million (112.8%), and operating profit percentage increased to 13.6% up from 6.9% in the same period of 2009. The first nine months of 2009 results included a $147 million impairment charge on the carrying value of a trade name associated with this segment. In addition, strong domestic demand fueled by an increase in domestic rig count contributed to the increase in operating profit.
Distribution Services
Three Months Ended September 30, 2010 and 2009. Revenue from Distribution Services was $424 million for the third quarter of 2010 compared to $306 million for the third quarter of 2009, an increase of $118 million (38.6%). This increase was primarily attributable to increased U.S. rig count activity and sales into the Gulf of Mexico cleanup effort.
Operating profit from Distribution Services was $24 million for the third quarter ended September 30, 2010, an increase of $17 million (242.9%) over the same period of 2009. Operating profit percentage increased to 5.7%, up from 2.3% for the same prior year period primarily due to increased volume in the quarter.
Nine Months ended September 30, 2010 and 2009. Revenue from Distribution Services was $1,123 million for the first nine months of 2010 compared to $1,019 million for the first nine months of 2009, an increase of $104 million (10.2%). This increase was primarily attributable to increased U.S. rig count activity in general and due to the oil-spill in the Gulf of Mexico, which drove significant emergency project work during the first nine months of 2010.
Operating profit from Distribution Services was $48 million for the first nine months of 2010 compared to $42 million for the same period in 2009, an increase of $6 million (14.3%), and operating profit percentage increased to 4.3% up from 4.1% for the same prior year period primarily due to increased volume in the quarter.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $70 million and $204 million for the three and nine months ended September 30, 2010, respectively, compared to $54 million and $228, respectively, for the same periods in 2009. The increase for the three months comparison is primarily due to higher intercompany profit elimination related to sales between the segments. The decrease in the nine months comparison is primarily due to $46 million of voluntary retirement costs that were taken in the nine months ended September 30, 2009. This was slightly offset by higher intercompany profit elimination related to sales between the segments and an $11 million write-down of certain accounts receivable in Venezuela during the first nine months of 2010.

Interest and financial costs
Interest and financial costs were $12 million and $38 million for the three and nine months ended September 30, 2010, respectively, compared to $14 million and $40 million, respectively, for the same periods in 2009. The decrease in interest and financial costs was due to an overall decrease in debt levels for the three and nine months ended September 30, 2010 compared to the same periods in 2009.
Other income (expense), net
Other income (expense), net were expenses, net of $23 million and $42 million for the three and nine months ended September 30, 2010, respectively, compared to $13 million and $87 million, respectively for the same periods in 2009. The increase for the three months ended September 30, 2010, was mainly due to higher foreign exchange losses during the third quarter of 2010 as a result of exchange rate movements, primarily related to the weakening of the U.S. dollar. The decrease for the nine months ended September 30, 2010 was mainly due to lower foreign exchange losses during the first nine months of 2010 as a result of exchange rate movements, primarily related to the strength of the U.S. dollar in the first half of the year, inclusive of a $27 million charge relating to the devaluation of monetary assets the Company has in Venezuela. The charge was a result of the Venezuela bolivar being officially devalued against the U.S. dollar.
Provision for income taxes
The effective tax rate for the three and nine months ended September 30, 2010 was 29.5% and 31.1%, respectively, compared to 33.2% and 33.7% for the same period in 2009. The effective tax rate was positively impacted by earnings taxed at lower rates in foreign jurisdictions, and the reversal of reserves associated with uncertain tax positions related to prior years for which the statute of limitations expired during the period.

Liquidity and Capital Resources
Overview
At September 30, 2010, the Company had cash and cash equivalents of $3,070 million, and total debt of $870 million. At December 31, 2009, cash and cash equivalents were $2,622 million and total debt was $883 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Rather than repatriating this cash, the Company may choose to borrow against its credit facility. The Company’s outstanding debt at September 30, 2010 consisted of $200 million of 5.65% Senior Notes due 2012, $200 million of 7.25% Senior Notes due 2011, $150 million of 6.5% Senior Notes due 2011, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $19 million.
There were no borrowings against the Company’s unsecured revolving credit facility, and there were $517 million in outstanding letters of credit issued under the facility, resulting in $1,483 million of funds available under the Company’s unsecured revolving credit facility at September 30, 2010.
The Company had $1,213 million of additional outstanding letters of credit at September 30, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at September 30, 2010.
The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$735	$1,969
Net cash used in investing activities	(170)	(319)
Net cash used in financing activities	(123)	(25)
Operating Activities
For the first nine months of 2010, cash provided by operating activities decreased by $1,234 million to $735 million compared to cash provided by operating activities of $1,969 million in the same period of 2009. The primary reason for the decrease is the reduction of customer financing on projects during the first nine months of 2010, as backlog declined $1,532 million from $6,406 million to $4,874 million during this period. Customer financing, as the net of prepayments, billings in excess of costs, less costs in excess of billings, was down approximately $930 million from December 31, 2009. Also, increased business activity in the first nine months of 2010 resulted in higher working capital and lower cash balance as accounts receivable increased $238 million and inventory increased $101 million.
Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations during the first nine months of 2010 primarily through net income of $1,222 million plus depreciation and amortization of $378 million. Dividends from the Company’s unconsolidated affiliate were $17 million less $22 million in equity income from the Company’s unconsolidated affiliate. During the first nine months of 2010, net changes in operating assets and liabilities, net of acquisitions, decreased cash provided by operating activities by $1,277 million.
The Company received $33 million and $94 million in dividends from its unconsolidated affiliate in the first nine months of 2010 and 2009, respectively. The portion included in operating activities in the first nine months of 2010 and 2009 was $17 million and $86 million, respectively. The remainder of $16 million and $8 million was included in investing activities in the first nine months of 2010 and 2009, respectively.

Investing Activities
For the first nine months of 2010, cash used in investing activities was $170 million compared to cash used in investing of $319 million for the same period of 2009. The primary reason for the decrease in cash used in investing activities for the first nine months of 2010 related to a decrease in business acquisitions to approximately $69 million compared to $392 million used in the same period of 2009, offset by $251 million in business divestitures. Capital expenditures decreased to approximately $140 million compared to $186 million used in the same period of 2009. The decreases in cash used in investing activities were offset by an increase in the portion of a dividend received by the Company’s unconsolidated affiliate during the first nine months of 2010 that related to investing activities.
Financing Activities
For the first nine months of 2010, cash used in financing activities was $123 million compared to cash used in financing activities of $25 million for the same period of 2009. The increase in cash used in financing activities for the first nine months of 2010 primarily related to $126 million in cash dividends paid. No such dividends were paid in the same period of 2009. This increase was partially offset by a decrease in payments on debt to approximately $13 million for the first nine months of 2010 compared to $35 million for the same period in 2009. For the first nine months of 2010, the Company used its cash on hand to fund its acquisitions.
The effect of the change in exchange rates on cash flows was a positive $6 million and $24 million for the nine months ended September 30, 2010 and 2009, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that do impact income. We recorded a foreign exchange loss in our income statement of approximately $29 million in the first nine months of 2010, compared to a $62 million foreign exchange loss in the same period of the prior year. The gains/losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of the current economic environment. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of September 30, 2010 (in millions, except contract rates):

	As of September 30, 2010				December 31,
Functional Currency	2010	2011	2012	Total	2009
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	298	—	—	298	291
Average CAD to USD contract rate	1.0396	—	—	1.0396	1.0418
Fair Value at September 30, 2010 in U.S. dollars	(3)	—	—	(3)	2

Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	52	14	—	66	69
Average CAD to USD contract rate	1.0540	1.0466	—	1.0524	1.1109
Fair Value at September 30, 2010 in U.S. dollars	1	—	—	1	4

EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	47	—	—	47	98
Average USD to EUR contract rate	1.2890	—	—	—	1.4356
Fair Value at September 30, 2010 in U.S. dollars	(3)	—	—	(3)	—

Sell USD/Buy EUR:
Notional amount to buy (in euros)	15	55	—	70	91
Average USD to EUR contract rate	1.4559	1.2935	—	1.3279	1.3896
Fair Value at September 30, 2010 in U.S. dollars	(1)	4	—	3	4

KRW Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	1,364	273	—	1,637	5,050
Average KRW to EUR contract rate	1,742.53	1,742.53	—	1,742.53	1,639.00
Fair Value at September 30, 2010 in U.S. dollars	—	—	—	—	—

	As of September 30, 2010				December 31,
Functional Currency	2010	2011	2012	Total	2009
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	24,658	61,779	3,265	89,702	153,226
Average KRW to USD contract rate	1,021.13	1,083.50	1,118.05	1,066.79	1,046.00
Fair Value at September 30, 2010 in U.S. dollars	(3)	(3)	—	(6)	(18)

GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	2	—	—	2	11
Average USD to GBP contract rate	1.4605	—	—	1.4605	1.5880
Fair Value at September 30, 2010 in U.S. dollars	—	—	—	—	—

Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	38	26	—	64	2
Average USD to GBP contract rate	1.5227	1.4435	—	1.4903	1.5313
Fair Value at September 30, 2010 in U.S. dollars	2	4	—	6	—

USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	19	4	—	23	44
Average DKK to USD contract rate	5.5160	5.8409	—	5.5672	5.1219
Fair Value at September 30, 2010 in U.S. dollars	—	—	—	—	(1)

Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	77	107	—	184	382
Average USD to EUR contract rate	1.2981	1.2913	—	1.2942	1.4578
Fair Value at September 30, 2010 in U.S. dollars	4	6	—	10	(7)

Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	26	4	—	30	76
Average USD to GBP contract rate	1.5562	1.5531	—	1.5558	1.6348
Fair Value at September 30, 2010 in U.S. dollars	—	—	—	—	(2)

Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	957	396	223	1,576	1,094
Average NOK to USD contract rate	6.2977	6.2345	6.2479	6.2748	6.2269
Fair Value at September 30, 2010 in U.S. dollars	73	20	11	104	67

Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	10	—	—	10	6
Average DKK to USD contract rate	5.8694	—	—	5.8694	5.0009
Fair Value at September 30, 2010 in U.S. dollars	(1)	—	—	(1)	—

Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	19	5	—	24	56
Average USD to EUR contract rate	1.3263	1.2780	—	1.3155	1.4324
Fair Value at September 30, 2010 in U.S. dollars	—	—	—	—	—

Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	943	104	5	1,052	408
Average NOK to USD contract rate	6.2398	6.2501	6.2539	6.2409	5.8307
Fair Value at September 30, 2010 in U.S. dollars	(62)	(6)	—	(68)	—

DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	82	—	—	82	—
Average DKK to USD contract rate	5.7872	—	—	5.7872	—
Fair Value at September 30, 2010 in U.S. dollars	1	—	—	1	—

Other Currencies
Fair Value at September 30, 2010 in U.S. dollars	(1)	(1)	(1)	(3)	—

Total Fair Value at September 30, 2010 in U.S. dollars	7	24	10	41	49

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $357 million and translation exposures totaling $458 million as of September 30, 2010 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $23 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $46 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At September 30, 2010 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2009 Annual Report on Form 10-K, as well as the following risk factor:
The recent moratorium on deepwater drilling in the U.S. Gulf of Mexico and its consequences could have a material adverse effect on our business.
A moratorium on deepwater drilling in the U.S. Gulf of Mexico was enacted during the second quarter of 2010 following the Macondo well blowout and oil spill. Even though such moratorium has been recently lifted, any prolonged reduction in oil and natural gas drilling and production activity as a result of such moratorium could result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.
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

Item 6. Exhibits
Reference is hereby made to the Exhibit Index commencing on page 32.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010	By:	/s/ Clay C. Williams
Clay C. Williams
Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.