Form 10-K
period 2010-12-31
NATIONAL OILWELL VARCO INC
filed 2011-02-23
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $13.9 billion. As of February 17, 2011, there were 421,070,856 shares of the Company’s common stock ($0.01 par value) outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement in connection with the 2011 Annual Meeting of Stockholders are incorporated in Part III of this report.

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
On April 21, 2008, we acquired 100% of the outstanding shares of Grant Prideco, Inc. (“Grant Prideco”) for a total purchase price of $7.2 billion of cash and NOV common stock. We have included the financial results of Grant Prideco in our Consolidated Financial Statements beginning on April 21, 2008, the date Grant Prideco common shares were exchanged for National Oilwell Varco common shares and cash. The Grant Prideco operations are included in the Petroleum Services & Supplies segment.
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
Rig Technology
Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; cranes; and turret mooring systems and other products for Floating Production, Storage and Offloading vessels (“FPSOs”) and other offshore vessels and terminals. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including adding additional operations in the United States, Canada, Norway, the United Kingdom, Brazil, China, Belarus, India, Turkey, the Netherlands, Singapore, and South Korea.
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service pipelines, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, Brazil, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, and the United Arab Emirates.

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
The following table sets forth the contribution to our total revenues of our three operating segments (in millions):

	Years Ended December 31,
	2010	2009	2008
Revenue:
Rig Technology	$6,965	$8,093	$7,528
Petroleum Services & Supplies	4,182	3,745	4,651
Distribution Services	1,546	1,350	1,772
Eliminations	(537)	(476)	(520)

Total Revenue	$12,156	$12,712	$13,431

See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets. We have included a glossary of oilfield terms at the end of Item 1. “Business” of this Annual Report.
Influence of Oil and Gas Activity Levels on the Company’s Business
The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company’s services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well remediation activity generally spurs demand for the Company’s products and services used to drill and remediate oil and gas wells. Additionally, high levels of oil and gas activity increase cash flows available for drilling contractors, oilfield service companies, and manufacturers of oil country tubular goods (“OCTG”) to invest in capital equipment that the Company sells.
Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 11% in 2006, 2% in 2007, and 7% in 2008. As a result of higher cash flows realized by many drilling contractors and other oilfield service companies, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases improved significantly between 2006 and 2007, resulting in higher backlogs for the Company at the end of 2008 compared to the end of 2006 and 2007. However, as a result of the financial crisis and significantly lower commodity prices, the worldwide drilling rig count declined 31% in 2009 and customers were far less willing to commit to major capital equipment purchases in 2009. As a result, our order rates were substantially lower in 2009. In 2010, as the financial crisis eased and oil prices recovered, order rates began to improve across a broad array of rig equipment, with a particular focus on continued build out of the deepwater fleet. The rig count rose 30% in 2010 compared to 2009. Backlog for the Company was approximately $5.0 billion at December 31, 2010 compared to approximately $6.4 billion and $11.1 billion for December 31, 2009 and 2008, respectively.
In 2008, 2009 and 2010, most of the Company’s revenue from Rig Technology resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally, the Company believes the demand for capital equipment lags increases in the level of drilling activity. Most of the remainder of the Rig Technology segment’s revenue are related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.

The majority of the Company’s revenue from Petroleum Services & Supplies is closely tied to drilling activity, although a portion is related to the sale of capital equipment to drilling contractors, which may somewhat lag the level of drilling activity. Portions of the segment’s revenue that are not tied to drilling activity include (i) the sale of progressive cavity pumps and solids control equipment for use in industrial applications, and (ii) the sale of fiberglass and composite tubing to industrial customers, which is generally unrelated to drilling or well remediation activity but may be tied somewhat to oil and gas prices.
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
Through its Rig Technology segment, the Company sells the large “mud pumps” that are used to pump drilling mud through the drill stem. Through its Petroleum Services & Supplies segment, the Company sells transfer pumps and mud pump consumables; sells and rents solids control equipment; and provides solids control, waste management and drilling fluids services. Many operators internally coat the drill stem to improve its hydraulic efficiency and protect it from corrosive fluids sometimes encountered during drilling, and inspect and assess the integrity of the drill pipe from time to time. The Company provides drill pipe inspection and coating services, and applies “hardbanding” material to drill pipe to improve its wear characteristics. These services are provided through the Petroleum Services & Supplies segment. Additionally, the Petroleum Services & Supplies segment manufactures and sells drill pipe.
As the hole depth increases, the kelly must be removed frequently so that additional 30-foot joints of drill pipe can be added to the drill stem. When the bit becomes dull or the equipment at the bottom of the drill stem — including the drilling motors — otherwise requires servicing, the entire drill stem is pulled out of the hole and disassembled by disconnecting the joints of drill pipe. These are set aside or “racked,” the old bit is replaced or service is performed, and the drill stem is reassembled and lowered back into the hole (a process called “tripping”). During drilling and tripping operations, joints of drill pipe must be screwed together and tightened (“made up”), and loosened and unscrewed (“spun out”). The Rig Technology segment provides drilling equipment to manipulate and maneuver the drill pipe in this manner. When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and permanently cemented in place in order to protect against collapse and contamination of the hole. The casing is typically inspected before it is lowered into the hole, a service the Petroleum Services & Supplies segment provides. The Rig Technology segment manufactures pressure pumping equipment that is used to cement the casing in place.

The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the wellbore, is accomplished with the rig’s hoisting system. A conventional hoisting system is a block and tackle mechanism that works within the drilling rig’s derrick. The lifting of this mechanism is performed via a series of pulleys that are attached to the drawworks at the base of the derrick. The Rig Technology segment sells and installs drawworks and pipe hoisting systems. During the course of normal drilling operations, the drill stem passes through different geological formations, which exhibit varying pressure characteristics. If this pressure is not contained, oil, gas and/or water would flow out of these formations to the surface.
The two means of containing these pressures are (i) primarily the circulation of drilling muds while drilling and (ii) secondarily the use of blowout preventers (“BOPs”) should the mud prove inadequate and in an emergency situation. The Rig Technology segment sells and services blowout preventers. Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must (i) provide power to the drilling motor, (ii) carry drilled solids to the surface, (iii) protect the drilled formations from being damaged, and (iv) cool the drill bit. Achieving these objectives often requires a formulation specific to a given well and can involve the use of expensive chemicals as well as natural materials such as certain types of clay. The fluid itself is often oil or more expensive synthetic mud. Given this expense, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment such as shale shakers, centrifuges, cuttings dryers, and mud cleaners help accomplish this objective. The Petroleum Services & Supplies segment rents, sells, operates and services this equipment. Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud density is inadequate to maintain sufficient pressure. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby reservoir fluids would flow uncontrolled into the well. To prevent blowouts to the surface of the well, a series of high-pressure valves known as blowout preventers are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations. Therefore, the BOPs are activated only if drilling mud and normal well control procedures cannot safely contain the pressure.
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
After the well has reached its total depth and the final section of casing has been set, the drilling rig is moved off of the well and the well is prepared to begin producing oil or gas in a process known as “well completion.” Well completion usually involves installing production tubing concentrically in the casing. Due to the corrosive nature of many produced fluids, production tubing is often inspected and coated, services offered by the Petroleum Services & Supplies segment. Sometimes operators choose to use corrosion resistant composite materials, which the Company also offers through its Petroleum Services & Supplies segment, or corrosion-resistant alloys, or operators sometimes pump fluids into wells to inhibit corrosion.
From time to time, a producing well may undergo workover procedures to extend its life and increase its production rate. Workover rigs are used to disassemble the wellhead, tubing and other completion components of an existing well in order to stimulate or remediate the well. Workover rigs are similar to drilling rigs in their capabilities to handle tubing, but are usually smaller and somewhat less sophisticated. The Company offers a comprehensive range of workover rigs through its Rig Technology segment. Tubing and sucker rods removed from a well during a well remediation operation are often inspected to determine their suitability to be reused in the well, which is a service the Petroleum Services & Supplies segment provides.
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

Rig Technology
The Company has a long tradition of pioneering innovations in drilling and well servicing equipment which improve the efficiency, safety, and cost of drilling and well servicing operations. The Rig Technology segment designs, manufactures and sells a wide variety of top drives, automated pipe handling systems, motion compensation systems, rig controls, BOPs, handling tools, drawworks, risers, rotary tables, mud pumps, cranes, drilling motors, turret mooring systems and other products for FPSOs and other offshore vessels and terminals, and other drilling equipment for both the onshore and offshore markets. Rig Technology also manufactures entire rig packages, both drilling and workover, in addition to well servicing equipment such as coiled tubing units, pressure pumping equipment, and wireline winches. The Rig Technology segment sells directly to drilling contractors, shipyards and other rig fabricators, well servicing companies, national oil companies, major and independent oil and gas companies, supply stores, and pipe-running service providers. Rig Technology rents and sells proprietary drilling rig instrumentation packages and control systems which monitor various processes throughout the drilling operation, under the name MD ® /Totco ® (“Instrumentation”). Demand for its products, several of which are described below, is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.
Land Rig Packages. The Company designs, manufactures, assembles, upgrades, and supplies equipment sets to a variety of land drilling rigs, including those specifically designed to operate in harsh environments such as the Arctic Circle and the desert. Our key land rig product names include the Drake Rig, Ideal Rig™ and Rapid Rig ®. The Company’s recent rig packages are designed to be safer and fast moving, to utilize AC technology, and to reduce manpower required to operate a rig.
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
Electric Rig Motors. The Company has helped lead the application of AC motor technology in the oilfield industry. The Company buys motors from third parties and builds them in its own facilities and is further developing motor technology, including the introduction of permanent magnet motor technology to the industry. These permanent magnet motors are being used in top drives, cranes, mud pumps, winches, and drawworks.
Rotary Equipment. The alternative to using a TDS to rotate the drill stem is to use a rotary table, which rotates the pipe at the floor of the rig. Rig Technology produces rotary tables as well as kelly bushings and master bushings for most sizes of kellys and makes of rotary tables. In 1998, the Company introduced the Rotary Support Table for use on rigs with a TDS. The Rotary Support Table is used in concert with the TDS to completely eliminate the need for the larger conventional rotary table.
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
Vertical pipe racking systems are used predominantly on offshore rigs and are found on almost all floating rigs. Mechanical vertical pipe racking systems greatly reduce the manual effort involved in pipe handling. Pipe racking systems, introduced by the Company in 1985, provide a fully automated mechanism for handling and racking drill pipe during drilling and tripping operations, spinning and torquing drill pipe, and automatic hoisting and racking of disconnected joints of drill pipe. These functions can be integrated via computer controlled sequencing, and operated by a driller in an environmentally secure cabin. An important element of this system is the Iron Roughneck, which was originally introduced by the Company in 1976 and is an automated device that makes pipe connections on the rig floor and requires less direct involvement of rig floor personnel in potentially dangerous operations. The Automated Roughneck is an automated microprocessor-controlled version of the Iron Roughneck.
Horizontal pipe transfer systems were introduced by the Company in 1993. They include the Pipe Deck Machine (“PDM”), which is used to manipulate and move tubulars while stored in a horizontal position; the Pipe Transfer Conveyor (“PTC”), which transports sections of pipe to the rig floor; and a Pickup Laydown System (“PLS”), which raises the pipe to a vertical position for transfer to a vertical racking system. These components may be employed separately, or incorporated together to form a complete horizontal racking system, known as the Pipe Transfer System (“PTS”).

Pipe Handling Tools. The Company’s pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually. The Rig Technology segment manufactures various tools used to grip, hold, raise, and lower pipe, and in the making up and breaking out of drill pipe, workstrings, casing and production tubulars including spinning wrenches, manual tongs, torque wrenches and kelly spinners.
Mud Pumps. Mud pumps are high pressure pumps located on the rig that force drilling mud down the drill pipe, through the drill bit, and up the space between the drill pipe and the drilled formation (the “annulus”) back to the surface. These pumps, which generate pressures of up to 7,500 psi, must therefore be capable of displacing drilling fluids several thousand feet down and back up the well bore. The conventional mud pump design, known as the triplex pump, uses three reciprocating pistons oriented horizontally. The Company has introduced the HEX Pump, which uses six pumping cylinders, versus the three used in the triplex pump. Along with other design features, the greater number of cylinders reduces pulsations (or surges) and increases the output available from a given footprint. Reduced pulsation is desirable where downhole measurement equipment is being used during the drilling process, as is often the case in directional drilling.
Hoisting Systems. Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and to lower casing into the wellbore. The drawworks is the heart of the hoisting system. It is a large winch that spools off or takes in the drilling line, which is in turn connected to the drill stem at the top of the derrick. The drawworks also plays an important role in keeping the weight on the drill bit at a desired level. This task is particularly challenging on offshore drilling rigs, which are subject to wave motion. To address this, the Company has introduced the Active Heave Drilling (“AHD”) Drawworks. The AHD Drawworks uses computer-controlled motors to compensate for the motion experienced in offshore drilling operations.
Cranes. The Company provides a comprehensive range of crane solutions, with purpose-built products for all segments of the oil and gas industry as well as many other markets. The Company encompasses a broad collection of brand names with international recognition, and includes a large staff of engineers specializing in the design of cranes and related equipment. The product range extends from small cargo-handling cranes to the world’s largest marine cranes. In all, the Company provides over twenty crane product lines that include standard model configurations as well as custom-engineered and specialty cranes.
Motion Compensation Systems. Traditionally, motion compensation equipment is located on top of the drilling rig and serves to stabilize the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. The AHD Drawworks, discussed above, was introduced to eliminate weight and improve safety, removing the compensator from the top of the rig and integrating it into the drawworks system. In addition to the AHD Drawworks, the Company has introduced an Active Heave Compensation (“AHC”) System that goes beyond the capabilities of the AHD Drawworks to handle the most severe weather. Additionally, the Company’s tensioning systems provide continuous axial tension to the marine riser pipe (larger diameter pipe which connects floating drilling rigs to the well on the ocean floor) and guide lines on floating drilling rigs, tension leg platforms and jack-up drilling rigs.
Blowout Preventers. BOPs are devices used to seal the space between the drill pipe and the borehole to prevent blowouts (uncontrolled flows of formation fluids and gases to the surface). The Rig Technology segment manufactures a wide array of BOPs used in various situations. Ram and annular BOPs are back-up devices that are activated only if other techniques for controlling pressure in the wellbore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams (thick heavy blocks of steel) against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. The Company’s Pressure Control While Drilling (“PCWD”) ® BOP, introduced in 1995, allows operators to drill at pressures up to 2,000 psi without interrupting normal operations, and can act as a normal spherical BOP at pressures up to 5,000 psi.
In 1998, the Company introduced the NXT® ram type BOP which eliminates door bolts, providing significant weight, rig-time, and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the BOP stack. In 2004, the Company introduced the LXT, which features many of the design elements of the NXT®, but is targeted at the land market. In 2005, the Company began commercializing technology related to a continuous circulation device. This device enables drilling contractors to make and break drill pipe connections without stopping the circulation of drilling fluids, which helps increase drilling efficiency.
The new ShearMaxTM line of low force BOP shear rams released in 2010 add substantial tubular shearing capability to the Company’s line of pressure control equipment, including the capability to shear large drill pipe tool joints, previously unheard of in the industry. This innovative shear blade design utilizes patented “Puncture Technology” to reduce the shearing pressures 50% or more and in some cases as much as five times lower. The ShearMaxTM Blind shear provides a shear-and-seal design for drill pipe, while the Casing and TJC shears address casing up to 16” OD and most tool joints up to 2” wall thickness, respectively.
Derricks and Substructures. Drilling activities are carried out from a drilling rig. A drilling rig consists of one or two derricks; the substructure that supports the derrick(s); and the rig package, which consists of the various pieces of equipment discussed above. Rig Technology designs, fabricates and services derricks used in both onshore and offshore applications, and substructures used in onshore applications. The Rig Technology segment also works with shipyards in the fabrication of substructures for offshore drilling rigs.

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
Coiled Tubing Equipment. Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can extend several thousand feet in length and is run in and out of the wellbore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck, semi-trailer or skid (steel frames on which portable equipment is mounted to facilitate handling with cranes for offshore use) and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the wellbore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to perform workover operations on a live well. The Rig Technology segment manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations. Through its acquisition of Rolligon in late 2006, the Company enhanced its portfolio by adding additional pressure pumping and coiled tubing equipment products.
Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter and increased wall thickness coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, some well operators are now using coiled tubing in drilling applications such as slim hole re-entries of existing wells. The Company engineered and manufactured the first coiled tubing units built specifically for coiled tubing drilling in 1996.
Generally, the Rig Technology segment supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The Rig Technology segment’s coiled tubing product line consists of coiled tubing units, coiled tubing pressure control equipment, pressure pumping equipment, snubbing units (which are units that force tubulars into a well when pressure is contained within the wellbore), nitrogen pumping equipment and cementing, stimulation, fracturing and blending equipment.
Wireline Equipment. The Company’s wireline products include wireline drum units, which consist of a spool or drum of wireline cable, mounted in a mobile vehicle or skid, which works in conjunction with a source of power (an engine mounted in the vehicle or within a separate “power pack” skid). The wireline drum unit is used to spool wireline cable into or out of a well, in order to perform surveys inside the well, sample fluids from the bottom of the well, retrieve or replace components from inside the well, or to perform other well remediation or survey operations. The wireline used may be “slick line”, which is conventional single-strand steel cable used to convey tools in or out of the well, or “electric line”, which contains an imbedded single-conductor or multi-conductor electrical line which permits communication between the surface and electronic instruments attached to the end of the wireline at the bottom of the well.
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
Turret Mooring Systems. The Company acquired Advanced Production and Loading PLC (“APL”), in December 2010. APL, based in Norway, designs and manufactures turret mooring systems and other products for FPSOs and other offshore vessels and terminals. A turret mooring system consists of a geostatic part attached to the seabed and a rotating part integrated in the hull of the FPSO, which are connected and allow the ship to weathervane (rotate) around the turret.

Facilities. The Company’s Rig Technology segment conducts manufacturing operations at major facilities in Houston, Galena Park, Sugar Land, Conroe, Cedar Park, Anderson, Fort Worth and Pampa, Texas; Duncan, Oklahoma; Orange, California; Edmonton, Canada; Aberdeen, Scotland; Kristiansand, Stavanger and Arendal, Norway; Etten-Leur and Groot-Ammers, the Netherlands; Carquefou, France; Singapore; Lanzhou and Shanghai, China; Dubai, UAE; and Ulsan, South Korea. For a more detailed listing of significant facilities see Item 2. “Properties”. The Rig Technology segment maintains sales and service offices in most major oilfield markets, either directly or through agents.
Customers and Competition. Rig Technology sells directly to drilling contractors, other rig fabricators, well servicing companies, pressure pumping companies, national oil companies, major and independent oil and gas companies, supply stores, and pipe-running service providers. Demand for its products is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.
The products of the Rig Technology segment are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The segment’s primary competitors are Access Oil Tools; Aker Solutions AS; American Block; Bomco; Canrig (a division of Nabors Industries); Cavins Oil Tools; Cameron; DenCon Oil Tools; Forum Oilfield Technologies; General Electric; Hitec Drilling Products; Hong Hua; Huisman; Global Energy Services; LTI (a division of Rowan Companies); M&I Electric; Tesco Corporation; Stewart & Stevenson, Inc.; Huntings, Ltd.; Vanoil; Parveen Industries; Soilmec; TTS Sense; Omron; Bentee; Blohm; Voss; Liebher; Seatrax; MacGregor; Rolls Royce and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Rig Technology segment are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.
Petroleum Services & Supplies
The Company provides a broad range of support equipment, spare parts, consumables and services through the Petroleum Services & Supplies segment. Petroleum Services & Supplies segment sells directly and provides a variety of tubular services, composite tubing, and coiled tubing to oil and gas producers, national oil companies, drilling contractors, well servicing companies, and tubular processors, manufacturers and distributors. These include inspection and reclamation services for drill pipe, casing, production tubing, sucker rods and line pipe at drilling and workover rig locations, at yards owned by its customers, at steel mills and processing facilities that manufacture tubular goods, and at facilities which it owns. The Company also provides internal coating of tubular goods at several coating plants worldwide and through licensees in certain locations. Additionally, the Company designs, manufactures and sells high pressure fiberglass and composite tubulars for use in corrosive applications and coiled tubing for use in well servicing applications and connections for large diameter conductor pipe.
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
The Petroleum Services & Supplies segment also provides products and services that are used in the course of drilling oil and gas wells. The NOV Downhole business sells and rents bits, drilling motors and specialized downhole tools that are incorporated into the drill stem during drilling operations, and are also used during fishing, well intervention, re-entry, and well completion operations. The Wellsite Services business provides products and services such as drilling fluids, highly-engineered solids control equipment, waste handling and treatment, completion fluids, power generation equipment, and other ancillary well site equipment and services. Wellsite Services is also engaged in barium sulfate (“barite”) mining operations in the State of Nevada. Barite is an inert powder material used as the primary weighting agent in drilling fluids. Additionally, efficient separation of drill cuttings enables the re-use of often costly drilling fluids. The Pumps & Expendables business provides centrifugal, reciprocating, and progressing cavity pumps and pump expendables (“Pumps & Expendables”) into the global oil and gas and industrial markets.
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
Tubular Coating. The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote® coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO 2 , H 2 S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in production. In addition, coatings are designed to increase the fluid flow rate through tubulars by decreasing or eliminating paraffin and scale build-up, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid through-put on certain high-rate oil and gas wells by reducing friction and turbulence. The Company’s reputation for supplying quality internal coatings is an important factor in its business, since the failure of coatings can lead to expensive production delays and premature tubular failure. In 2005, the Company created a 60%-owned joint venture in China with the Huabei Petroleum Administration Bureau, which coats Chinese produced drill pipe using the Company’s proprietary coatings. In 2007, the joint venture opened a second coating plant in Jiangyin City, China.
In addition to the Company’s TK® coatings, it also has complementary corrosion control products and services including TK® Liners, TuboWrap™, and KC-IPC Connections. TK Liners are fiberglass-reinforced tubes which are inserted into steel line pipe. This safeguards the pipe against corrosion and extends the life of the pipeline. In conjunction with the Thru-Kote® connection system customers can weld a sleeve for a continuous fiberglass lined pipeline. Tubo-Wrap™ is a high performance external coating that protects the pipe during installation and from corrosion once the pipeline is in place. KC-IPC Connections use a modified American Petroleum Institute (“API”) coupling to create a “gas-tight” seal that prevents corrosion and turbulence in the critical connections of tubulars while protecting the internal plastic coating at the highly loaded contact points.
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
Tubular inspection services employ all major non-destructive inspection techniques, including electromagnetic, ultrasonic, magnetic flux leakage and gamma ray. These inspection services are provided both by mobile units which work at the wellhead as used tubing is removed from a well, and at fixed site tubular inspection locations. The Company provides an ultrasonic inspection service for detecting potential fatigue cracks in the end area of used drill pipe, the portion of the pipe that traditionally has been the most difficult to inspect. Tubular inspection facilities also offer a wide range of related services, such as API thread inspection, ring and plug gauging, and a complete line of reclamation services necessary to return tubulars to useful service, including tubular cleaning and straightening, hydrostatic testing and re-threading.
In addition, the Company applies hardbanding material to drill pipe, to enhance its wear characteristics and reduce downhole casing wear as a result of the drilling process. In 2002, the Company introduced its proprietary line of hardbanding material, TCS — 8000 ™. The Company also cleans, straightens, inspects and coats sucker rods at 11 facilities throughout the Western Hemisphere. Additionally, new sucker rods are inspected before they are placed into service, to avoid premature failure, which can cause the oil well operator to have to pull and replace the sucker rod.
Machining Services. In 2005, the Company acquired Turner Oilfield Services and expanded our product offering into thread repair, tool joint rebuilding and sub manufacturing. Since then the Company has made strategic acquisitions of Hendershot and Mid-South and has expanded its machining services internally to develop a “one-stop-shop” concept for its drill pipe customers. Thread repair services include rotary shouldered and premium connections. The Company is licensed to perform thread repair services for API and proprietary connections. Tool joint rebuilding is a unique process to restore worn drill pipe tool joints, drill collars and heavy weight drill pipe to the original specifications to extend the service life of those assets. The Company manufactures downhole tools and is API licensed for this process in several locations.
In November 2009, the Company acquired South Seas Inspection (S) Pte. Ltd., (“SSI”) and certain assets of its Brazilian affiliate. SSI provides a wide array of oilfield services including rig and derrick construction, derrick inspection and maintenance, drops surveys and load testing at the rig through the use of rope access technicians. This acquisition adds multiple new services and allows the Company to grow this business by leveraging existing relationships and infrastructure. These operations are based out of Singapore with branch offices in Baku, Azerbaijan and Aktau, Kazkhstan as well as a representative office in Vietnam. The highly trained workforce is completely mobile and provides these services worldwide.

Mill Systems and Sales. The Company engineers and fabricates inspection equipment for steel mills, which it sells and rents. The equipment is used for quality control purposes to detect defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company.
Drill Pipe Products. The Company manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by Drill Pipe Products are: (i) drill pipe, (ii) drill collars and heavyweight drill pipe and (iii) drill stem accessories including tool joints. Drill pipe is the principal tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 30,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.
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
In recent years, the depth and complexity of the wells customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. A majority of the drill pipe sold is required to meet specifications exceeding minimum API standards. The Company offers a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. The Company’s premium drilling products include its proprietary lines of XT® and TurboTorqueTM connections and large diameter drill pipe that delivers hydraulic performance superior to standard sizes.
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
The Company also provides subs, pup joints (short and odd-sized tubular products) and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.
NOV IntelliServ. NOV IntelliServ is a joint venture between the Company and Schlumberger, Ltd. in which the Company holds a 55% interest and maintains operational control. NOV IntelliServ provides wellbore data transmission services that enable high-speed communication up and down the drill string throughout drilling and completion operations that are undertaken during the construction of oil and gas wells. NOV IntelliServ’s core product, “The IntelliServ® Broadband Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into the Company’s premium drilling tubulars to enable data transmission rates that are currently up to 20,000 times faster than mud pulse, the current industry standard. The IntelliServ® Broadband Network also permits virtually unlimited real-time actuation of drilling tools and sensors at the bottom of the drill string, a process that conventionally requires the time consuming return of tools to the surface. NOV IntelliServ offers its products and services on a rental basis to oil and gas operators.
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
Fiberglass & Composite Tubulars. When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name “Star ®”, and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Through acquisitions and investments in technologies, the Company has extended its fiberglass and composite tubing offering into industrial and marine applications, in addition to its oilfield market.
Coiled Tubing. Coiled tubing provides a number of significant functional advantages over the principal alternatives of conventional drill pipe and workover pipe. Coiled tubing allows faster “tripping,” since the coiled tubing can be reeled quickly on and off a drum and in and out of a wellbore. In addition, the small size of the coiled tubing unit compared to an average workover rig or drilling rig reduces preparation time at the well site. Coiled tubing permits a variety of workover and other operations to be performed without having to pull the existing production tubing from the well and allows ease of operation in horizontal or highly deviated wells. Thus, operations using coiled tubing can be performed much more quickly and, in many instances, at a significantly lower cost. Finally, use of coiled tubing generally allows continuous production of the well, eliminating the need to temporarily stop the flow of hydrocarbons. As a result, the economics of a workover are improved because the well can continue to produce hydrocarbons and thus produce revenues while the well treatments are occurring. Continuous production also reduces the risk of formation damage which can occur when the flow of fluids is stopped or isolated. Under normal operating conditions, the coiled tubing string must be replaced every three to four months. The Company designs, manufactures, and sells coiled tubing under the Quality Tubing brand name at its mill in Houston, Texas.
NOV Downhole. The NOV Downhole business unit combines a wide array of drilling and intervention tool product lines with the drill bit, coring services, borehole enlargement and drilling dynamics/drilling optimization service lines previously consolidated within the ReedHycalog business unit of Grant Prideco.
The broad spectrum of bottom hole assembly (“BHA”) components offered by NOV Downhole is unique within the industry and is the result of the Company’s strategic consolidation of several key acquisitions, including: NQL Energy Services, Inc., a leading manufacturer and provider of downhole drilling tools; Gammaloy Holdings, L.P., a manufacturer and provider of non-magnetic drill collars and other related products; and the ReedHycalog, Corion, and Andergauge business units of Grant Prideco, a global leader in the design, manufacture and provision of drill bits, variable gauge stabilizers, hydraulically and mechanically actuated under-reamers, specialty coring services and downhole vibration mitigation services.
NOV Downhole manufactures fixed cutter and roller cone drill bits and services its customer base through a technical sales and marketing network in virtually every significant oil and gas producing region of the world. It provides fixed-cutter bit technology under various brand names including TReX®, Raptor™, SystemMatched™ and Rotary Steerable. One of its most significant fixed cutter drill bit innovations is the TReX®, Raptor™, and Duraforce family of cutter technologies which significantly increase abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge that produces drilling results that exceed conventional standards for polycrystalline diamond (“PDC”) bit performance.
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
NOV Downhole also manufactures and sells drilling jars and fishing tools. Drilling jars are placed in the drill string, where they can be used to generate a sudden, jarring motion to free the drill string should it become stuck in the wellbore during the drilling process. This jarring motion is generated using hydraulic and/or mechanical force provided at the surface. In the event that a portion of the drill string becomes stuck and cannot be jarred loose, fishing tools are run into the wellbore on the end of the drill string to retrieve the portion that is stuck.
Through its Coring Services business line, NOV Downhole offers coring solutions that enable the extraction of actual rock samples from a drilled well bore and allow geologists to examine the formations at the surface. One of the coring services utilized is the Company’s unique Corion Express® system which allows the customer to drill and core a well without tripping pipe. Corion Express® utilizes wireline retrievable drilling and coring elements which allow the system to transform from a drilling assembly to a coring assembly and also to wireline retrieve the geological core. This capability enables customers to save significant time and expense during the drilling and coring process.
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
Pumps & Expendables. The Company’s Pumps & Expendables business designs, manufactures, and sells pumps that are used in oil and gas drilling operations, well service operations, production applications, as well as industrial applications. These pumps include reciprocating positive displacement and centrifugal pumps. High pressure mud pumps are sold within the Rig Technology segment. These pumps are sold as individual units and unitized packages with drivers, controls and piping. The Company also manufactures fluid end expendables (liners, valves, pistons, and plungers), fluid end modules and a complete line of dies and inserts for pipe handling. The Company offers popular industry brand names like Wheatley, Gaso, and Omega reciprocating pumps, acquired in 2000; Halco Centrifugal Pumps, acquired in 2002; Petroleum Expendable Products (“PEP”), acquired in 1997; and Phoenix Energy Products, acquired in 1998.
The Company also manufactures a line of commodity and high end valves, chokes, and flow line equipment used in both production and drilling applications. Additionally these products are used in the fabrication of choke and kill standpipe, cement, and production manifolds. The Company manufactures its pump products in Houston, Odessa and Marble Falls, Texas; Tulsa and McAlester, Oklahoma; Scott, Louisiana; Newcastle, England; Dehradun, India and Buenos Aires, Argentina.
XL Systems. The Company’s XL Systems product line offers the customer an integrated package of large-bore tubular products and services for offshore wells. This product line includes the Company’s proprietary line of wedge thread marine connections on large-bore tubulars and related engineering and design services. The Company provides this product line for drive pipe, jet strings and conductor casing. The Company also offers weld-on connections and service personnel in connection with the installation of these products. In early 2007, the Company completed development of its new high-strength Viper™ weld-on connector that it believes will permit the Company to penetrate traditional markets that do not require the enhanced performance of its proprietary wedge-thread design.
Customers and Competition. Customers for the Petroleum Services & Supplies’ tubular services include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, steel mills, and other industrial companies. The Company’s competitors include, among others, Ameron International Corp; EDO Corporation; ShawCor Ltd.; Schlumberger, Ltd.; Frank’s International; Inc.; Baker Hughes Incorporated; Halliburton Company; Weatherford International Ltd.; Patterson Tubular Services; Vallourec & Mannesmann; and Precision Tube (a division of Tenaris). In addition, the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations that may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting this business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.
The primary customers for drilling services offered by the Petroleum Services & Supplies segment include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in drilling services include Schlumberger, Ltd. (“SWACO”); Baker Hughes Incorporated; Halliburton Company; Derrick Manufacturing Corp.; Fluid Systems; Oil Tools Pte. Ltd; Peak Energy Services, Ltd.; Varel; United Diamond; Roper; Robbins & Myers; Southwest Oilfield Products; and a number of regional competitors. The Petroleum Services & Supplies segment sells drilling services into highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in this market, and that the principal competitive factors affecting the business are performance, quality, reputation, customer service, product availability and technology, breadth of product line and price.

Distribution Services
The Distribution Services segment is a market leader in the provision of supply chain management services to drilling contractors and exploration and production companies around the world. Through its network of over 200 Distribution Service Center locations worldwide, this segment stocks and sells a large line of oilfield products including consumable maintenance, repair and operating supplies, valves, fittings, flanges and spare parts that are needed throughout the drilling, completion and production process. The supplies and equipment stocked by our Distribution Service Centers are customized to meet a wide variety of customer demands.
Distribution’s supply chain solutions for customers include outsourcing the functions of procurement, inventory & warehouse management, logistics, business process, and performance metrics reporting. In this solution offering, we leverage the flexible infrastructure of our SAP™ ERP system to streamline the acquisition process from requisition to procurement to payment, by digitally managing approval routing & workflow, and by providing robust reporting functionality.
NOV RigStore™ is a cutting-edge industry value offering by Distribution Services whereby we provide the installation, staffing and management of supply stores on offshore drilling rigs. With the NOV RigStore™ business model, Distribution Services installs its own ERP system onboard in order to access and leverage Distribution’s global inventory, hundreds of support locations, and thousands of vendors across multiple product lines. This business model relieves the average offshore drilling rig’s balance sheet by providing improved accounting of these expense items, lower capital costs, extended payment on part of the driller until the item is actually issued from the onboard supply store, and removed risk of ownership from the customer. Whether it is a smaller, new drilling contractor or larger, established drilling company the benefits of effective supply chain management and reduced total cost of ownership are substantial.
Distribution Services also provides unique one-stop-shop value propositions in the Exploration and Production market in key areas of artificial lift, measurement & controls, valving & actuation, and flow optimization. Through focused effort, we have built expertise in providing applications engineering, systems & parts integration, optimization solutions, and after-sales service & support in the aforementioned areas. Distribution Services is diversifying by adding new artificial lift technologies, as well as measurement & controls competencies to become the biggest global provider of equipment and services in the exploration and production space.
Approximately 78% of Distribution Services segment’s sales in 2010 were in the United States and Canada. The remainder comes from key international markets in Latin America, the North Sea, Middle East, Africa and the Far East. The Distribution Services segment has now expanded into oilfields in over 20 countries. Approximately 25% of Distribution Services revenues are from the resale of goods manufactured by other segments within the Company and the balance are sales of goods manufactured by third parties.
Distribution Services works to strategically increase revenue and enhance alliances with customers by continuous expansion of product and service solutions and creation of differentiating value propositions. Additionally the segment leverages its extensive purchasing power to reduce the cost of the goods. Distribution Services is strategically expanding its sourcing network into low cost countries globally.
Customers and Competition. The primary customers for Distribution Services include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in Distribution Services include Wilson Supply (a division of Schlumberger, Ltd.), CE Franklin, McJunkin Red Man, and a number of regional competitors.

2010 Acquisitions and Other Investments
In 2010, the Company made the following acquisitions and outside investments:

Acquisition	Form	Operating Segment	Date of Transaction
Ambar Lone Star Fluid Services, LLC	Asset	Petroleum Services & Supplies	January 2010
Visible Assets, Inc.	Stock	Petroleum Services & Supplies	April 2010
Sigma Offshore, Ltd.	Stock	Rig Technology	April 2010
Paradigm Lift Technologies, LLC	Asset	Distribution Services	April 2010
kVA, Ltd.	Stock	Petroleum Services & Supplies	June 2010
Power & Leasing division of Tarpon Energy Services, Ltd.	Asset	Petroleum Services & Supplies	September 2010
Group KZ, LLP	Stock	Distribution Services	October 2010
Big Red Tubulars, Ltd.	Stock	Petroleum Services & Supplies	November 2010
Advanced Production and Loading PLC	Stock	Rig Technology	December 2010
Greystone Technologies PTY Ltd.	Stock	Petroleum Services & Supplies	December 2010
Welltronics MWD LLC	Asset	Rig Technology	December 2010
Permian Fabrication	Asset	Petroleum Services & Supplies	December 2010
The Company paid an aggregate purchase price of $556 million, net of cash acquired for acquisitions and outside investments in 2010.
Seasonal Nature of the Company’s Business
Historically, the level of some of the Company’s segments have followed seasonal trends to some degree. In general the Rig Technology segment has not experienced significant seasonal fluctuation although orders for new equipment may be modestly affected by holiday schedules. There can be no guarantee that seasonal effects will not influence future sales in this segment.
In Canada, the Petroleum Services & Supplies segment has typically realized high first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In past years, certain Canadian businesses within Petroleum Services & Supplies and Distribution Services have declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity (“Canadian Breakup”). However, these segments have typically rebounded in the third and fourth quarter. Petroleum Services & Supplies activity in both the U.S. and Canada sometimes increases during the third quarter and then peaks in the fourth quarter as operators spend the remaining drilling and/or production capital budgets for that year. Petroleum Services & Supplies revenues in the Rocky Mountain region sometimes decline in the late fourth quarter or early first quarter due to harsh winter weather. The segment’s fiberglass and composite tubulars business in China has typically declined in the first quarter due to the impact of weather on manufacturing and installation operations, and due to business slowdowns associated with the Chinese New Year.
The Company anticipates that the seasonal trends described above will continue. However, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past or that spending by other customers will remain the same as in prior years.
Marketing & Distribution Network
Substantially all of our Rig Technology capital equipment and spare parts sales, and a large portion of our smaller pumps and parts sales, are made through our direct sales force and distribution service centers. Sales to foreign oil companies are often made with or through agent or representative arrangements. Products within Petroleum Service & Supplies are rented and sold worldwide through our own sales force and through commissioned representatives. Distribution Services sales are made directly through our network of distribution service centers.
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

The Petroleum Services & Supplies segment’s customers for tubular services include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pressure pumpers, pipeline operators, pipe mills, manufacturers and processors, and other industrial companies. Certain tubular inspection and tubular coating products and services often are incorporated as a part of a tubular package sold by tubular supply stores to end users. The Company primarily has direct operations in the international marketplace, but operates through agents in certain markets.
The Petroleum Services & Supplies segment’s customers for drilling services are predominantly major and independent oil and gas companies, national oil companies, drilling contractors, well servicing companies, providers of drilling fluids, and other oilfield service companies. This segment operates sales and distribution facilities at strategic locations worldwide to service areas with high drilling activity. Strategically located service and engineering facilities provide specialty repair and maintenance services to customers. Sales of capital equipment are sometimes made through rig fabricators, and often are bid as part of a rig fabrication package or rig refurbishment package. Sometimes these packages cover multiple rigs, and often the Company bids jointly with other related service providers.
Distribution Services sales are made through our network of distribution service centers. Customers for our products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies.
The Company’s foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East, Africa and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any material problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. As discussed in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, the Venezuelan government devalued its currency in 2010. See Note 15 to the Consolidated Financial Statements for information regarding geographic revenue information.
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
As of December 31, 2010, the Company held a substantial number of United States patents and had several patent applications pending. Expiration dates of such patents range from 2011 to 2030. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.
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

Engineering and Manufacturing
The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability and price of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Primary manufacturing facilities for the Rig Technology segment are located in Houston, Galena Park, Sugar Land, Conroe, Cedar Park, Anderson, Fort Worth and Pampa, Texas; Duncan, Oklahoma; Orange, California; Edmonton, Canada; Aberdeen, Scotland; Kristiansand, Stavanger and Arendal, Norway; Etten-Leur and Groot-Ammers, the Netherlands; Carquefou, France; Singapore; Lanzhou and Shanghai, China; Dubai, UAE; and Ulsan, South Korea.
The Petroleum Services & Supplies segment manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing services. Downhole tools are manufactured at facilities in Houston, Texas; Manchester, England; Dubai, UAE; and Singapore. Drill Bits are manufactured at facilities in Conroe, Texas; Stonehouse, U.K; and Jurong, Singapore. Drill Stem technology development and drill pipe are manufactured at facilities in Navasota, Texas; Veracruz, Mexico; Jurong, Singapore; and Baimi Town, Jiangyan and Jiangsu, China. Solids control equipment and screens are manufactured at facilities in Houston and Conroe, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Trinidad; Shah Alum and Puncak Alam, Malaysia; and Macae, Brazil. Pumps are manufactured at facilities in Houston, Odessa and Marble Falls, Texas; McAlester and Tulsa, Oklahoma; Manchester and Newcastle, England; Melbourne, Australia; and Buenos Aires, Argentina. NOV IntelliServ manufactures or assembles equipment in Provo, Utah. The Company manufactures tubular inspection equipment and tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Celle, Germany; Singapore; and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at facilities in San Antonio, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; and Harbin and Suzhou, China, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers. Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API, APEX and ASME.
Raw Materials
The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. In 2006 and 2007, the price for mild steel and standard grades stabilized while specialty alloy prices continued to rise driven primarily by escalation in the price of the alloying agents. However, toward the end of 2007, the Company began to see price escalations in all grades of steel that continued into 2008. During 2008, steel prices stabilized and the Company began to experience some declines in steel prices late in 2008 and throughout 2009. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, the Company continued to expand its supply base in 2006, 2007 and 2008 throughout the world to address its customers’ needs. In 2010, the Company witnessed flat to slight increases in steel pricing. The Company anticipates higher steel pricing across the board in 2011. Higher prices and lower availability of steel and other raw materials the Company uses in its business may adversely impact future periods.
Backlog
The Company monitors its backlog of orders within its Rig Technology segment to guide its planning. Backlog includes orders greater than $250,000 for most items and orders for wireline units in excess of $75,000, and which require more than three months to manufacture and deliver.
Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Our backlog for equipment at December 31, 2010, 2009 and 2008 was $5.0 billion, $6.4 billion and $11.1 billion, respectively.
Employees
At December 31, 2010, the Company had a total of 41,027 employees, of which 5,443 were temporary employees. Approximately 117 employees in the Company’s fiberglass tubulars plant in Little Rock, Arkansas, and 152 employees of the Company’s downhole tools product line in Houston and Conroe, Texas, are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements.

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
Oil and gas prices have been volatile since 1972. In general, oil prices approximated $18-$22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-$100 per barrel since 2000. In 2008, oil prices were extremely volatile — oil prices rose to $147 per barrel in July 2008 only to fall into the $35-$45 per barrel range in December 2008. In 2009, oil prices continued to be volatile, rising to the $70 per barrel range during the year. In 2010 oil prices continued rising to finish the year well above $80 per barrel. Domestic spot gas prices generally ranged between $1.80-$2.60 per mmbtu of gas from 1991 through 1999 then experienced spikes into the $10 range in 2001 and 2003. Prices generally ranged between $4.50-$12.00 per mmbtu during 2005-2008. In 2009 and 2010, spot gas prices generally stabilized, dropping into the $3 per mmbtu range during 2009 before rising slightly in 2010 to finish the year just under $4 per mmbtu.
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
As of December 31, 2010, we had a backlog of approximately $5.0 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology segment. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market or subject us to contractual penalties:
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
Approximately 66% of our revenues in 2010 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, Latin America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.
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
We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the Canadian dollar, the Euro, the British pound sterling, the Norwegian krone and the South Korean won. Approximately 66% of our 2010 revenue was derived from sales outside the United States. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We use derivative financial instruments to mitigate our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $1,976 million (with a fair value of $24 million) as of December 31, 2010 to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.
An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.
The Company has approximately $5.8 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2010. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in an increase in balance sheet leverage as measured by debt to total capitalization.
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
The Company had revenues of 17% of total revenue from one of its customers for the year ended December 31, 2010.
The loss of this customer (Samsung Heavy Industries) or a significant reduction in its purchases could adversely affect our future revenues and earnings.
The recent moratorium on deepwater drilling in the U.S. Gulf of Mexico and its consequences could have a material adverse effect on our business.
A moratorium on deepwater drilling in the U.S. Gulf of Mexico was enacted during the second quarter of 2010 following the Macondo well blowout and oil spill. Even though such moratorium has been lifted, any prolonged reduction in oil and natural gas drilling and production activity as a result of such moratorium or permitting issues in this area could result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raise and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (“PDCs”). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a reel, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

FPSO	A Floating Production, Storage and Offloading vessel used to receive hydrocarbons from subsea wells, and then produce and store the hydrocarbons until they can be offloaded to a tanker or pipeline.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Hydraulic Fracturing	The process of creating fractures in a formation by pumping fluids, at high pressures, into the reservoir, which allows or enhances the flow of hydrocarbons.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1. In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2. In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3. In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four- or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four- or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2.5 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	Equipment used in: 1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal desorption	The process of removing drilling mud from cuttings by applying heat directly to drill cuttings.

Tiebacks (Subsea)	A series of flowlines and pipes that connect numerous subsea wellheads to a single collection point.

Top drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble cost	Costs incurred as a result of unanticipated complications while drilling a well. These costs are often referred to as contingency costs during the planning phase of a well.

Well completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Wellhead	The termination point of a wellbore at surface level or subsea, often incorporating various valves and control instruments.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well workover	The performance of one or more of a variety of remedial operations on a producing oil well to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.
ITEM 1B. UNRESOLVED STAFF COMMENTS
During 2010 the Company received written comments from the SEC regarding the Gulf of Mexico oil spill, the incident’s potential impact on the Company’s business and results of operations, and the inclusion of additional disclosures in the Company’s reports regarding the Company's insurance policies. The Company has responded to the comments noting that its equipment was not involved in the incident and that its current disclosures comply with the SEC's applicable rules and regulations. Therefore, the Company does not believe any new or additional disclosure in its reports regarding the incident or insurance coverage is necessary or useful to investors.

ITEM 2. PROPERTIES
The Company owned or leased over 825 facilities worldwide as of December 31, 2010, including the following principal manufacturing, service, distribution and administrative facilities:

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Rig Technology:
Lanzhou, China	Manufacturing Plant (Drilling Equipment) & Administrative Offices)	945,836	44	Building Owned*	10/20/2020
Pampa, Texas	Manufacturing Plant	549,095	500	Owned
Houston, Texas	Manufacturing Plant of Drilling Equipment	424,925	33	Leased	4/30/2014
Ulsan, South Korea	Fabrication of Drilling Equipment	380,068	51	Owned
Houston, Texas	Bammel Facility, Repairs, Service, Parts, Administrative & Sales Offices	377,750	19	Leased	6/30/2022
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	368,450	34	Owned
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	233,173	24	Owned
Sugar Land, Texas	Manufacturing Plant, Warehouse & Administrative Offices	223,345	24	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	40	Owned
Carquefou, France	Manufacturing Plant of Offshore Equipment	213,000		Owned
Galena Park, Texas	Manufacturing Plant (Drilling Rigs & Components) & Administrative Offices	191,913	22	Owned
Lafayette, Louisiana	Repair, Services and Spares Facility	189,000	17	Leased	9/28/2025
Aberdeen, Scotland	Pressure Control Manufacturing, Administrative & Sales Offices	188,200	5	Leased	8/31/2018
Houston, Texas	Manufacturing Plant of Drilling Rigs & Components, Admin & Sales Offices	170,040	11	Owned
Kristiansand, Norway	Warehouse & Administrative/Sales Offices	167,200	1	Owned
Orange, California	Manufacturing & Office Facility	158,268	9	Building Owned*	12/31/2012
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	149,605	3	Leased	1/5/2024
Anderson, Texas	Rolligon Manufacturing Facility, Administrative & Sales Offices	145,727	77	Leased	11/6/2011
Houston, Texas	Administrative Offices (Westchase)	125,494	4	Leased	9/30/2020
Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	93,800	14	Owned
Conroe, Texas	Manufacturing Plant, Administrative & Sales Offices	86,909	13	Leased	1/7/2022
Molde, Norway	Manufacturing Facility of Drilling Equipment	78,000	1	Owned
Etten Leur, Netherlands	Manufacturing Plant & Sales Offices (Drilling Equipment)	75,000	6	Owned
Sogne, Norway	Warehouse and Offices	70,959	4	Leased	12/31/2017
Edmonton, Canada	Manufacturing Plant (Drilling Machinery & Equipment)	70,346	18	Owned
Stavanger, Norway	Manufacturing Facility of Drilling Equipment	41,333	1	Leased	6/1/2011
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	31,633	2	Owned
Aracaju, Brazil	Fabrication of Drilling Equipment	11,195	1	Leased	8/31/2011
New Iberia, Louisiana	Riser Repair Facility	10,000	2	Leased	M-T-M

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Petroleum Services & Supplies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	341,800	35	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400	42	Leased	M-T-M
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Offices	300,000	50	Owned
Little Rock, Arkansas	Manufacturing Facility of Fiber Glass Products	271,924	44	Owned
Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319	14	Leased	3/31/2018
Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse & Offices	238,428	26	Owned
Durham, England	Manufacturing Facility, Warehouse & Administrative Offices	183,100	13	Leased	3/30/2066
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	180,000	1	Leased	1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	35	Owned
McAlester, Oklahoma	Manufacturing Facility of Pumps, Service & Administrative Offices	139,359	25	Owned
San Antonio, Texas	Manufacturing Facility of Fiber Glass Products	120,084	20	Owned
Edmonton, Canada	Manufacturing Facility, Repairs, Assembly, Warehouse & Administrative Offices	112,465	11	Owned
Jurong, Singapore	Manufacturing Plant of Roller Cone Drill Bits, Shop, Warehouse & Administrative Offices	109,663	5	Leased	5/15/2011
Provo, Utah	Manufacturing Facility of Drilling Products, Fabrication, Warehouse & Administrative Offices	109,026	15	Owned
Aberdeenshire, Scotland	Solids Control Manufacturing Facility, Assembly, Administrative & Sales Offices	107,250	6	Owned
Larose, Louisiana	Generator Rentals & Service, Assembly, Warehouse & Administrative Offices	72,993	11	Leased	6/30/2016
Stonehouse, U.K.	Manufacturing Facility, Inspection Plant & Premium Threading Shop	71,000	4	Owned
Groot-Ammers, Netherlands	Workshop, Warehouse & Offices	61,859	3	Leased	12/31/2018
Beaumont, Texas	Pipe Threading Facility, Fabrication, Warehouse & Administrative Offices	42,786	40	Owned
Dubai, UAE	Service Facility of Solids Control Equipment, Screens & Spare Parts, Inventory Warehouse, Sales, Rentals & Administrative Offices	14,569	1	Leased	10/31/2012
Rio de Janeiro, Brazil	Service and Repair Center, and Distribution Operations	12,116	1	Leased	M-T-M

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Distribution:
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	244,000	11	Owned
Houston, Texas	Distribution and Warehouse	120,423	19	Building	12/31/2021
				Owned*
Lloydminster, Canada	Lloydminster Distribution Operations; Applied Products Facility	114,100	23	Leased	5/31/2019
Edmonton, Canada	Redistribution Center	100,000	7	Leased	1/31/2014

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased	5/31/2017

*	Building owned but land leased.
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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE and the cash dividends declared per share.

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common stock sale price:
High	$47.56	$46.45	$44.85	$67.25	$33.64	$40.08	$44.38	$49.82
Low	$39.92	$33.02	$33.24	$43.94	$22.35	$29.27	$29.55	$40.89
Cash dividends per share	$0.10	$0.10	$0.10	$0.11	$—	$—	$—	$1.10
As of February 17, 2011, there were 3,526 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher.
On November 17, 2010, the Company’s Board of Directors approved a cash dividend of $0.11 per share. The cash dividend was paid on December 17, 2010 to each stockholder of record on December 3, 2010. Cash dividends aggregated $46 million and $172 million for the three and twelve months ended December 31, 2010, respectively, and $460 million for both the three and twelve months ended December 31, 2009. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.
The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH
The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2005 in National Oilwell Varco, Inc., the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among National Oilwell Varco, Inc., the S&P 500 Index
and the S&P Oil & Gas Equipment & Services Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

National Oilwell Varco, Inc.	100.00	97.58	234.32	77.96	144.23	222.08
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Oil & Gas Equipment & Services	100.00	115.54	170.88	69.76	111.47	155.26
This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008 (1)	2007	2006
	(in millions, except per share data)
Operating Data:
Revenue	$12,156	$12,712	$13,431	$9,789	$7,026
Operating profit	2,447	2,315	2,918	2,044	1,111
Income before taxes	2,397	2,208	2,961	2,029	1,049
Net income attributable to Company	$1,667	$1,469	$1,952	$1,337	$684

Net income per share
Basic	$3.99	$3.53	$4.91	$3.77	$1.95

Diluted	$3.98	$3.52	$4.90	$3.76	$1.93

Cash dividends per share	$0.41	$1.10	$—	$—	$—

Other Data:
Depreciation and amortization	$507	$490	$402	$214	$161
Capital expenditures	$232	$250	$379	$252	$200

Balance Sheet Data:
Working capital	$5,999	$5,084	$4,034	$3,567	$2,300
Total assets	$23,050	$21,532	$21,479	$12,115	$9,019
Long-term debt, less current maturities	$514	$876	$870	$738	$835
Total Company stockholders’ equity	$15,748	$14,113	$12,628	$6,661	$5,024

(1)	Financial results of Grant Prideco have been included in our Consolidated Financial Statements beginning April 21, 2008, the date the Grant Prideco merger was completed and each of Grant Prideco’s common shares were exchanged for .4498 shares of our common stock and $23.20 in cash. Financial information for prior periods and dates may not be comparable with 2008 due to the impact of this business combination on our financial position and results of operation. See Note 3 to the Consolidated Financial Statements for a description of the Grant Prideco merger and related adjusted financial information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Operating Environment Overview
Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				%	%
				2010 v	2010 v
	2010*	2009*	2008*	2009	2008
Active Drilling Rigs:
U.S.	1,541	1,086	1,878	41.9%	(17.9)%
Canada	351	221	379	58.8%	(7.4)%
International	1,094	997	1,079	9.7%	1.4%

Worldwide	2,986	2,304	3,336	29.6%	(10.5)%

West Texas Intermediate Crude Prices (per barrel)	$79.40	$61.65	$99.63	28.8%	(20.3)%

Natural Gas Prices ($/mmbtu)	$4.39	$3.95	$8.86	11.1%	(50.5)%

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2010 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).
The average price per barrel of West Texas Intermediate Crude was $79.40 per barrel in 2010, an increase of 28.8% over the average price for 2009 of $61.65 per barrel. Average natural gas prices were $4.39 per mmbtu, an increase of 11.1% compared to the 2009 average of $3.95 per mmbtu. Higher oil prices led to increased rig activity worldwide, increasing 29.6% for the full year in 2010 compared to 2009. Average crude oil prices for the fourth quarter of 2010 was $85.10 per barrel and natural gas was $3.80 per mmbtu.
At February 4, 2011, there were 1,739 rigs actively drilling in the U.S., compared to 1,694 rigs at December 31, 2010; an increase of 2.7% from year end 2010 levels. The price of oil decreased to $89.03 per barrel and gas increased to $4.48 per mmbtu at February 4, 2011 representing a 2.6% decrease in oil prices and a 6.2% increase in gas prices from the end of 2010.

EXECUTIVE SUMMARY
During 2010 National Oilwell Varco, Inc. generated nearly $1.7 billion in net income attributable to the Company, or $3.98 per fully diluted share. Earnings increased 13 percent from prior year levels of $1.5 billion or $3.52 per fully diluted share. Excluding intangible asset impairment and transaction, devaluation and voluntary retirement charges from both years, diluted earnings per share of $4.09 in 2010 increased four percent from $3.95 per share in 2009.
2010 revenues declined four percent from 2009, to $12.2 billion, but operating profit improved from $2.3 billion to $2.4 billion. Generally, 2010 benefitted from higher drilling activity when rig counts increased nearly 30 percent from 2009. This market improvement enabled revenues from two of the Company’s reporting segments, Petroleum Services & Supplies and Distribution Services, to increase from the prior year. However the Company’s largest segment, Rig Technology, declined in revenue in 2010 as it worked down its backlog of capital equipment mostly ordered by customers in 2007 and 2008.
For its fourth quarter ended December 31, 2010, the Company generated $440 million in net income attributable to the Company, or $1.05 per fully diluted share, on $3.2 billion in revenue. Compared to the third quarter of 2010, revenue increased five percent and net income attributable to the Company increased nine percent. Compared to the fourth quarter of 2009, revenue increased one percent and net income attributable to the Company increased 12 percent.
The fourth quarter of 2010 included pre-tax transaction charges of $1 million, the third quarter of 2010 included pre-tax transaction charges of $2 million, and the fourth quarter of 2009 included pre-tax transaction charges of $14 million. Excluding transaction charges from all periods, fourth quarter 2010 earnings were $1.05 per fully diluted share, compared to $0.97 per fully diluted share in the third quarter of 2010 and $0.96 per fully diluted share in the fourth quarter of 2009.
Operating profit excluding transaction charges was $625 million or 19.7 percent of sales in the fourth quarter of 2010, compared to $598 million or 19.9 percent of sales in the third quarter of 2010 excluding transaction charges. Operating profit excluding transaction charges was $622 million or 19.8 percent of sales for the fourth quarter of 2009.
Following the Macondo well blowout and oil spill, a moratorium on deepwater drilling in the Gulf of Mexico was enacted during the second quarter of 2010 and was lifted during the fourth quarter of 2010. Nevertheless drilling activity in the U.S. Gulf of Mexico remains lower than pre-blowout levels due to the industry’s difficulty in securing drilling permits. The drilling moratorium reduced the Company’s earnings by approximately four cents per fully diluted share during 2010, with most of the impact affecting the Petroleum Services & Supplies segment. The Distribution Services segment posted higher sales in the Gulf Coast as it helped outfit the response effort with basic supplies during the second and third quarters of 2010, but most of these previously incremental sales disappeared in the fourth quarter as cleanup operations were completed. The Rig Technology group saw modestly higher purchases of spares and consumables among the affected rigs, which appear to be utilizing this period of low drilling activity in the Gulf of Mexico to conduct upgrade and maintenance activities. Some offshore drilling contractors appear to be pausing to see the ultimate resolution of new pressure control equipment requirements, and as a result some specific purchases, such as drill pipe and conductor pipe connections, are at risk pending the outcome of this pause.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession continues to dampen economic growth in many developed economies. As a result asset and commodity prices, including oil and gas prices, declined. After rising steadily for six years to peak at around $140 per barrel early in 2008, oil prices collapsed back to average $42.91 per barrel (West Texas Intermediate Crude Prices) during the first quarter of 2009, but recovered into the $70 to $90 per barrel range by the end of 2009 where they are holding steady (the fourth quarter of 2010 averaged $85.10 per barrel). North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009, but recovered slightly and have traded in a range of $3 to $5 per mmbtu since (the fourth quarter of 2010 averaged $3.80 per mmbtu). The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Commodity prices appear to have recovered more quickly than economic activity through 2010, leading to solid increases in drilling activity during 2010.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June 2009. U.S. rig count has since increased to 1,739 in early February 2011, and averaged 1,687 rigs during the fourth quarter of 2010. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved and, more recently, as operators began to drill unconventional shale plays targeting oil, rather than gas. During the fourth quarter of 2010, oil drilling rose to an average of 43 percent of the total domestic drilling effort, compared to 22 percent in the first half of 2009.
Most international activity is driven by oil exploration and production by national oil companies, which have historically been less susceptible to short-term commodity price swings. The international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009, but recently increased to 1,161 in January 2011.
During 2009 the Company saw its Petroleum Services & Supplies and its Distribution Services margins affected most acutely by a drilling downturn, through both volume and price declines; nevertheless, both of these segments saw pricing stabilize and revenues recover modestly since the third quarter of 2009. The Company’s Rig Technology segment was less impacted owing to its high level of contracted backlog which it has executed on very well since the economic downturn. Rig Technology posted higher revenues in 2009 than 2008 as a result, but revenues declined in 2010 as its backlog declined.
The recent economic decline beginning in late 2008 followed an extended period of high drilling activity which fueled strong demand for oilfield services between 2003 and 2008. Incremental drilling activity through the upswing shifted toward harsh environments, employing increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new modern rigs surpass the performance of most of the older rigs at work today. Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells; tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process was accelerated by very high rig utilization and wellbore complexity. Drilling consumes rigs; more complex and challenging drilling consumes rigs faster.
The industry responded by launching many new rig construction projects since 2005, to: 1) retool the existing fleet of jackup rigs (according to Offshore Data Services, 71 percent of the existing 459 jackup rigs are more than 25 years old); 2) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, employing recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet, and declining dayrates may accelerate the retirement of older rigs.
As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, due to the credit crisis and slowing drilling activity, orders have declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased modestly through the second half of 2010 as drillers began ordering more than the Company shipped out of backlog, and finished the year at $5.0 billion. Approximately $4 billion of contracted backlog is scheduled to flow out as revenue during 2011 and $1 billion is scheduled to flow out as revenue during 2012. The land rig backlog comprised 14 percent and equipment destined for offshore operations comprised 86 percent of the total backlog as of December 31, 2010. Equipment destined for international markets totaled 86 percent of the backlog. The Company experienced relatively minor levels of order cancelations since 2008 (less than four percent), and does not expect additional material cancellation of contracts or abandonment of major projects; however, there can be no assurance that such discontinuance of projects will not occur.
Segment Performance
The Rig Technology segment generated $7.0 billion in revenues and $2.1 billion in operating profit or 29.6 percent of sales, excluding transaction charges, during 2010. Compared to the prior year revenues declined 14 percent, and operating profit flow-through or leverage (the change in operating profit divided by the change in revenue) was 19 percent for the segment. For the fourth quarter of 2010 the segment produced revenues of $1,757 million, representing a six percent improvement from the third quarter and an 11 percent decline from the fourth quarter of 2009. Segment operating profit was $500 million and operating margins were 28.5 percent during the fourth quarter. Operating profit flow-through was 19 percent sequentially, and 30 percent year-over-year. Revenues from higher-margin offshore projects declined from the third quarter of 2010 to the fourth quarter, and lower-margin revenues from land rigs and well intervention equipment increased, resulting in a modestly unfavorable mix shift that pulled margins down and produced low incremental leverage on the revenue gains for the group. Many of the offshore projects were contracted at high prices in 2007 and 2008, and are now being manufactured in much lower cost environments, and benefit from greater project execution experience within the group. Non-backlog revenue, which is predominantly aftermarket spares and services, declined one percent sequentially and increased four percent from the fourth quarter of 2009. Orders for two deepwater floating rigs and several jackup drilling packages, higher pressure pumping and stimulation equipment demand, and orders for FPSO equipment which came with the Company’s acquisition of APL in December 2010, contributed to total order additions to backlog of $1,408 million during the fourth quarter, up 17 percent from the third quarter. Revenue out of backlog of $1,271 million increased 10 percent sequentially. Interest in offshore rig construction appears to be increasing with a number of announcements of newbuild projects made by drillers since year end. Additionally the Company submitted tenders for up to 28 deepwater rigs for Petrobras to shipyards and drilling contractors during 2010, which are to be built in Brazil. The Company expects to book some orders from these tenders in the first half of 2011, but the tender awards remain subject to acceptance by Petrobras, and further delays are possible. These tenders require a high and rising level of local Brazilian content in the construction of new rigs.
The Petroleum Services & Supplies segment generated $4.2 billion in revenue and $585 million in operating profit, or 14.0 percent of sales, for the full year 2010. Compared to the prior year revenue increased 12 percent, and operating profit flow-through was 30 percent. For the fourth quarter of 2010, the segment generated total sales of $1,137 million, up four percent from the third quarter of 2010 and up 21 percent from the fourth quarter of 2009. Operating profit was $170 million or 15.0 percent of sales during the fourth quarter of 2010. Year-over-year operating profit flow-through from the fourth quarter of 2009 to the fourth quarter of 2010 was 31 percent, and sequential operating profit flow-through was 13 percent from the third quarter to the fourth quarter of 2010, lower than expected due to a variety of product mix changes across the segment, start up costs in new operations in the Middle East and Brazil, and slightly higher incentive compensation accruals in the fourth quarter. Modest sequential revenue growth was evenly spread across most major areas, albeit with mix shifts from product to product. Brazil, Russia and the Middle East posted some of the largest sequential gains, along with good sequential improvement in the U.S. centered in the liquids rich shale plays like the Bakken and the Eagle Ford. NOV Downhole posted strong sequential sales growth on higher sales in the Eastern Hemisphere, Canada, and U.S. shales, with drilling motors and borehole enlargement tools in particularly high demand. Drill pipe orders slowed slightly this quarter as dwindling budgets and holidays slowed inquiries late in the year, but the first few weeks of 2011 have seen orders pick back up. Drill pipe margins improved in the fourth quarter due to a lower mix of Chinese drill pipe sales.
The Distribution Services segment generated $1.5 billion in revenue and $78 million in operating profit or 5.0 percent of sales during 2010. Revenues improved 15 percent from 2009, and operating profit flow-through was 14 percent from 2009 to 2010. For the fourth quarter of 2010 revenues were $423 million, up 28 percent from the fourth quarter of 2009 and down slightly from the third quarter of 2010. Operating profit of $30 million for the fourth quarter produced operating margins of 7.1 percent for the quarter, and operating profit flow-through was a very strong 24 percent from the fourth quarter of 2009. Revenues from the U.S. declined sequentially with lower sales into the Gulf Coast oil spill cleanup effort, but this was mostly offset by higher sales in Canada, where drilling activity increased seasonally, and higher international sales of artificial lift equipment and industrial equipment sales in Europe and Australia. The segment also benefitted from an acquisition in the Caspian region closed during the fourth quarter. Approximately 78 percent of the group’s fourth quarter sales were into North American markets and 23 percent were into international markets.
Outlook
While the credit market downturn, global recession, and lower commodity prices presented challenges to our business in 2009, we believe we are seeing signs of stabilization and recovery in many of our markets. Specifically we are encouraged by higher drilling activity in North America, and steadily higher international drilling activity. Order levels for new drilling rigs declined significantly in 2009 as compared to 2008 due to credit market conditions and softer rig activity, but we began to see improvement in the second half of 2010 due to dayrate stabilization for certain classes of newer technology rigs, lower rig construction costs, and improving availability of financing, including easier payment terms from shipyards. We expect lower backlogs to lead to modest declines in Rig Technology revenues and margins over the next few quarters before new offshore rig construction projects can translate into higher revenues.
Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains closely tied to the rig count, particularly in North America. If the rig count continues to increase we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. Many products are beginning to see higher steel, alloy, resin and fiberglass costs impact their business, and are attempting to raise prices to offset rising costs. Continuing tight iron ore supplies to the steel mills could adversely affect margins as the year unfolds.
The Company believes it is well positioned to continue to manage through the current economic recovery, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate earnings in future periods. The Company has a long history of cost-control and downsizing in response to depressed market conditions, and of executing strategic acquisitions during difficult periods. Such a period may also present opportunities for the Company to effect new organic growth and acquisition initiatives.

Results of Operations
Years Ended December 31, 2010 and December 31, 2009
The following table summarizes the Company’s revenue and operating profit by operating segment in 2010 and 2009 (in millions):

	Years Ended December 31,		Variance
	2010	2009	$	%
Revenue:
Rig Technology	$6,965	$8,093	$(1,128)	(13.9)%
Petroleum Services & Supplies	4,182	3,745	437	11.7%
Distribution Services	1,546	1,350	196	14.5%
Eliminations	(537)	(476)	(61)	12.8%

Total Revenue	$12,156	$12,712	$(556)	(4.4)%

Operating Profit:
Rig Technology	$2,064	$2,283	$(219)	(9.6)%
Petroleum Services & Supplies	585	301	284	94.4%
Distribution Services	78	50	28	56.0%
Unallocated expenses and eliminations	(280)	(319)	39	(12.2)%

Total Operating Profit	$2,447	$2,315	$132	5.7%

Operating Profit %:
Rig Technology	29.6%	28.2%
Petroleum Services & Supplies	14.0%	8.0%
Distribution Services	5.0%	3.7%

Total Operating Profit %	20.1%	18.2%

Rig Technology
Rig Technology revenue for the year ended December 31, 2010 was $6,965 million, a decrease of $1,128 million (13.9%) compared to 2009, primarily due to the decrease of revenue out of backlog of $1,048 million. Non-backlog revenue decreased 4.3% primarily due to lower capital equipment shipments in 2010.
Operating profit from Rig Technology was $2,064 million for the year ended December 31, 2010, a decrease of $219 million (9.6%) over the same period of 2009. Operating profit percentage increased to 29.6%, up from 28.2% in 2009 primarily due to lower costs than originally estimated on large rig projects as well as improved manufacturing efficiencies.
The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when we receive a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $5.0 billion at December 31, 2010, a decrease of $1.4 billion (21.8%) from backlog of $6.4 billion at December 31, 2009. Approximately $4.0 billion of the current backlog is expected to be delivered in 2011.
Petroleum Services & Supplies
Revenue from Petroleum Services & Supplies was $4,182 million for 2010 compared to $3,745 million for 2009, an increase of $437 million (11.7%). The increase was primarily attributable to a 41.9% increase in average rig count activity in the U.S. market in 2010 compared to 2009.
Operating profit from Petroleum Services & Supplies was $585 million for 2010 compared to $301 million for 2009, an increase of $284 million (94.4%). Operating profit percentage increased to 14.0% up from 8.0% in 2009. The 2009 results included a $147 million impairment charge on the carrying value of a trade name associated with this segment. In addition, strong domestic demand fueled by an increase in domestic rig count contributed to the increase in revenue and resulting improvement in operating profit.

Distribution Services
Revenue from Distribution Services totaled $1,546 million for 2010, an increase of $196 million (14.5%) from 2009. This increase was primarily attributable to increased U.S. rig count activity in general and due to the oil spill in the Gulf of Mexico, which drove significant emergency project work during 2010.
Operating profit increased in 2010 to $78 million compared to $50 million in 2009. Operating profit percentage increased to 5.0% in 2010 from 3.7% in 2009 primarily due to increased volume and favorable pricing in 2010.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $280 million for the year ended December 31, 2010 compared to $319 million for 2009. The decrease is primarily due to $46 million of voluntary retirement costs that were taken in 2009. This was slightly offset by higher intercompany profit elimination related to sales between the segments and an $11 million write-down of certain accounts receivable in Venezuela during 2010.
Interest and financial costs
Interest and financial costs were $50 million for 2010 compared to $53 million for 2009. The decrease in interest and financial costs was due to an overall decrease in average debt levels for 2010 compared to 2009.
Equity Income in Unconsolidated Affiliate
Equity income in unconsolidated affiliate was $36 million for 2010 compared to $47 million for 2009 and was related to the equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria.
Other income (expense), net
Other income (expense), net was expense, net of $49 million in 2010 compared to expense, net of $110 million in 2009. The decrease in expense was primarily due to a net foreign exchange loss of $30 million in 2010 compared to a $79 million loss in 2009. The lower 2010 foreign exchange losses were primarily due to the current economic environment and the weakening of the Euro, the British pound sterling and Norwegian krone compared to the U.S. dollar. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.
Provision for income taxes
The effective tax rate for the year ended December 31, 2010 was 30.8% compared to 33.3% for 2009. The tax rate for 2010 includes $37 million of reduction in tax provision for the release of reserves for uncertain tax positions associated with the settlement of audits and lapse of applicable statutes of limitations plus the recovery of prior year taxes. The tax rate for 2009 includes $21 million of additional tax provision recognized on prior year income in Norway. The Company expects its income tax rate to be in the 30% to 32% range in 2011.

Years Ended December 31, 2009 and December 31, 2008
The following table summarizes the Company’s revenue and operating profit by operating segment in 2009 and 2008. The actual results include results from Grant Prideco operations from the acquisition date of April 21, 2008 (in millions):

	Years Ended December 31,		Variance
	2009	2008	$	%
Revenue:
Rig Technology	$8,093	$7,528	$565	7.5%
Petroleum Services & Supplies	3,745	4,651	(906)	(19.5)%
Distribution Services	1,350	1,772	(422)	(23.8)%
Eliminations	(476)	(520)	44	(8.5)%

Total Revenue	$12,712	$13,431	$(719)	(5.4)%

Operating Profit:
Rig Technology	$2,283	$1,970	$313	15.9%
Petroleum Services & Supplies	301	1,044	(743)	(71.2)%
Distribution Services	50	130	(80)	(61.5)%
Unallocated expenses and eliminations	(319)	(226)	(93)	41.2%

Total Operating Profit	$2,315	$2,918	$(603)	(20.7)%

Operating Profit %:
Rig Technology	28.2%	26.2%
Petroleum Services & Supplies	8.0%	22.4%
Distribution Services	3.7%	7.3%

Total Operating Profit %	18.2%	21.7%

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
The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when we receive a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $6.4 billion at December 31, 2009, a decrease of $4.7 billion (42.3%) from backlog of $11.1 billion at December 31, 2008.
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

Liquidity and Capital Resources
At December 31, 2010, the Company had cash and cash equivalents of $3,333 million, and total debt of $887 million. At December 31, 2009, cash and cash equivalents were $2,622 million and total debt was $883 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Rather than repatriating this cash, the Company may choose to borrow against its credit facility. The Company’s outstanding debt at December 31, 2010 consisted of $200 million of 5.65% Senior Notes due 2012, $200 million of 7.25% Senior Notes due 2011, $150 million of 6.5% Senior Notes due 2011, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $36 million.
There were no borrowings against the Company’s unsecured revolving credit facility, and there were $477 million in outstanding letters of credit issued under the facility, resulting in $1,523 million of funds available under the Company’s unsecured revolving credit facility at December 31, 2010.
The Company had $1,366 million of additional outstanding letters of credit at December 31, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at December 31, 2010.
The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$1,542	$2,095	$2,294
Net cash used in investing activities	(743)	(552)	(2,473)
Net cash used in financing activities	(102)	(491)	(74)
Operating Activities
Net cash flow provided by operating activities decreased by $553 million to $1,542 million in 2010 compared to net cash provided by operating activities of $2,095 million in 2009. The primary reason for the decrease is the reduction of customer financing on projects during 2010, as backlog declined $1,395 million from $6,406 million to $5,011 million during 2010. Customer financing, as the net of prepayments, billings in excess of costs, less costs in excess of billings, was down approximately $737 million from December 31, 2009. Also, increased business activity in 2010 resulted in higher working capital and lower cash balance as accounts receivable increased $189 million.
Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations in 2010 primarily through net income of $1,659 million plus depreciation and amortization of $507 million. Dividends from the Company’s unconsolidated affiliate were $17 million less $36 million in equity income from the Company’s unconsolidated affiliate. During 2010, net changes in operating assets and liabilities, net of acquisitions, decreased cash provided by operating activities by $609 million.
The Company received $33 million and $94 million in dividends from its unconsolidated affiliate in 2010 and 2009, respectively. The portion included in operating activities in 2010 and 2009 was $17 million and $86 million, respectively. The remainder of $16 million and $8 million was included in investing activities in 2010 and 2009, respectively.
Investing Activities
Net cash used in investing activities was $743 million in 2010 compared to net cash used in investing of $552 million in 2009. The primary reason for the increase in cash used in investing activities in 2010 related to the absence of business divestitures during 2010 which was an increase to cash provided in 2009. Acquisitions in 2010 decreased to approximately $556 million compared to $573 million used in 2009 and capital expenditures decreased to approximately $232 million compared to $250 million used in 2009. The decreases in cash used in investing activities were offset by an increase in the portion of a dividend received by the Company’s unconsolidated affiliate in 2010 that related to investing activities.

Financing Activities
Net cash used in financing activities was $102 million in 2010 compared to net cash used in financing activities of $491 million in 2009. The decrease in cash used in financing activities in 2010 primarily related to a decrease in cash dividends to approximately $172 million compared to approximately $460 million in cash dividends paid in 2009. This decrease was partially offset by an increase in proceeds from stock options exercised to $73 million and an increase in excess tax benefit from exercise of stock options to $10 million in 2010 compared to $8 million in proceeds from stock options exercised and $1 million in excess tax benefit from exercise of stock options in 2009. Payments on debt decreased to approximately $16 million in 2010 compared to $47 million in 2009. For 2010, the Company used its cash on hand to fund its acquisitions.
The effect of the change in exchange rates on cash flows was a positive $14 million and $27 million in 2010 and 2009, respectively.
We believe cash on hand, cash generated from operations and amounts available under the credit facility and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. At December 31, 2010, the Company had $1,523 million of available funds under its revolving credit facility. We also believe increases in capital expenditures caused by any need to increase manufacturing capacity can be funded from operations or through existing available debt financing.
A summary of the Company’s outstanding contractual obligations at December 31, 2010 is as follows (in millions):

		Payment Due by Period
		Less			After
		than 1	1-3	4-5	5
	Total	Year	Years	Years	Years
Contractual Obligations:
Total debt	$887	$373	$360	$153	$1
Operating leases	639	130	166	105	238

Total Contractual Obligations	$1,526	$503	$526	$258	$239

Commercial Commitments:
Standby letters of credit	$1,843	$1,224	$609	$8	$2

As of December 31, 2010, the Company had $118 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements included in this Report.
We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions and capital spending primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us or at all.

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
Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage-of-completion contracts. Based upon an analysis of percentage-of-completion contracts for all open contracts outstanding at December 31, 2009 and 2008, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in net changes to gross profit margins of 1.4% ($119 million on $8.6 billion of outstanding contracts) and 1.0% ($53 million on $5.4 billion of outstanding contracts) for the years ended December 31, 2010 and 2009, respectively. While the Company believes that its estimates on outstanding contracts at December 31, 2010 and in future periods will continue to be reasonably dependable under percentage-of-completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $9.3 billion at December 31, 2010.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2010 and 2009, allowance for bad debts totaled $107 million and $95 million, or 4.2% and 4.3% of gross accounts receivable, respectively.
Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in our estimates could become material in future periods.

Inventory Reserves
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2010 and 2009, inventory reserves totaled $270 million and $206 million, or 7.4% and 5.9% of gross inventory, respectively.
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
The carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. We estimate the fair value of these intangible and fixed assets using an income approach. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. The financial and credit market volatility directly impacts our fair value measurement through our income forecast as well as our weighted-average cost of capital, both key assumptions used in our calculation. Changes to these assumptions, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of spot and futures prices for oil and gas, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news could require a provision for impairment in a future period. Due to significant declines in the Company’s stock price and oil and gas commodity prices, coupled with unprecedented turbulence in the credit markets, the Company determined a triggering event occurred in the fourth quarter of 2008. The Company performed an impairment analysis at December 31, 2008 which did not result in an impairment charge.
Goodwill and Other Indefinite-Lived Intangible Assets
The Company has approximately $5.8 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2010. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The annual impairment test is performed during the fourth quarter of each year. Based on its analysis, the Company did not report any impairment of goodwill and other indefinite-lived intangible assets for the years ended December 31, 2010 and 2008. As described below, the Company concluded that an indicator of impairment occurred in the second quarter of 2009 and updated its impairment testing at June 30, 2009. Based on its updated analysis, the Company concluded that it did not incur an impairment of goodwill for the period ended June 30, 2009. However, based on the Company’s indefinite-lived intangible asset impairment analysis performed during the second quarter of 2009, the Company concluded that it incurred an impairment charge to certain indefinite-lived intangible assets of $147 million at June 30, 2009. The $147 million impairment charge is included in the Company’s consolidated income statement for the year ended December 31, 2009.

During the second quarter of 2009, the worldwide average rig count was 2,009 rigs, down 41% from the fourth quarter 2008 average of 3,395 and down 25% from the first quarter 2009 average of 2,681. The second quarter 2009 average rig count represented the lowest quarterly average in the past six years. In addition, the Company’s updated forecast was behind the Company’s previous forecast completed at the beginning of 2009. While operating profit for the first quarter of 2009 was in line with the Company’s first quarter 2009 operating profit forecast, the Company’s consolidated operating profit for the second quarter of 2009 was below its second quarter 2009 forecast. As a result of the substantial decline in the worldwide rig count, and the decline in actual/forecasted results compared to the original 2009 forecast, the Company concluded that events or circumstances had occurred indicating that goodwill and other indefinite-lived intangible assets might be impaired as described under Accounting Standards Codification (“ASC”) Topic 350 “Intangibles — Goodwill and Other”.
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
The Company performed its annual impairment analysis for its goodwill and indefinite-lived assets during the fourth quarter of 2010 resulting in no impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

Along with the normal impairment analysis, the Company performed a sensitivity analysis on the projected results, the goodwill and the other indefinite-lived intangible asset impairment analysis assuming revenue for each individual reporting unit for goodwill and each individual indefinite-lived intangible asset decreased an additional 20% from the current projections for 2011, 2012 and 2013, while holding all other factors constant and no impairment was identified. Additionally, if the Company were to increase its discount rate 100 basis points, while keeping all other assumptions constant, there would be no impairments in any of the goodwill associated with the Company’s reporting units or any of the Company’s indefinite-lived intangible assets. While the Company does not believe that these events (20% drop in additional revenue for the next three years or 100 basis point increases in weighted average costs of capital) or changes are likely to occur, it is reasonably possible these events could transpire if market conditions worsen and if the market fails to continue to recover in 2011 and/or 2012. Any significant changes to these assumptions and factors could have a material impact on the Company’s goodwill impairment analysis.
Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered. At December 31, 2010 and 2009, service and product warranties totaled $215 million and $217 million, respectively.
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
The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $2,503 million and $2,764 million at December 31, 2010 and 2009, respectively. The Company makes an annual determination whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liability would result, offset by any available foreign tax credits.

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
Forward—Looking Statements
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
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2010, 2009 and 2008, the Company reported foreign currency gains (losses) of ($30) million, ($79) million, and $50 million, respectively. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2010 (in millions except for rates):

		As of December 31, 2010				December 31,
Functional Currency		2011	2012	2013	Total	2009
CAD	Buy USD/Sell CAD:
	Notional amount to buy (in Canadian dollars)	267	—	—	267	291
	Average CAD to USD contract rate	1.0072	—	—	1.0072	1.0418
	Fair Value at December 31, 2010 in U.S. dollars	(1)	—	—	(1)	2

	Sell USD/Buy CAD:
	Notional amount to sell (in Canadian dollars)	55	—	—	55	69
	Average CAD to USD contract rate	1.0237	—	—	1.0237	1.1109
	Fair Value at December 31, 2010 in U.S. dollars	1	—	—	1	4

EUR	Buy USD/Sell EUR:
	Notional amount to buy (in euros)	1	—	—	1	98
	Average USD to EUR contract rate	1.3884	—	—	1.3884	1.4356
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	—

	Sell USD/Buy EUR:
	Notional amount to buy (in euros)	68	6	—	74	91
	Average USD to EUR contract rate	1.3110	1.3924	—	1.3172	1.3896
	Fair Value at December 31, 2010 in U.S. dollars	1	—	—	1	4

KRW	Sell EUR/Buy KRW:
	Notional amount to buy (in South Korean won)	273	—	—	273	5,050
	Average KRW to EUR contract rate	1,742.53	—	—	1,742.53	1,639.00
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	—

		As of December 31, 2010				December 31,
Functional Currency		2011	2012	2013	Total	2009
	Sell USD/Buy KRW:
	Notional amount to buy (in South Korean won)	63,603	3,415	639	67,657	153,226
	Average KRW to USD contract rate	1,084.66	1,118.68	1,020.25	1,085.68	1,046.00
	Fair Value at December 31, 2010 in U.S. dollars	(3)	—	—	(3)	(18)

GBP	Buy USD/Sell GBP:
	Notional amount to buy (in British Pounds Sterling)	—	—	—	—	11
	Average USD to GBP contract rate	—	—	—	—	1.5880
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	—

	Sell USD/Buy GBP:
	Notional amount to buy (in British Pounds Sterling)	47	2	—	49	2
	Average USD to GBP contract rate	1.4924	1.5478	—	1.4952	1.5313
	Fair Value at December 31, 2010 in U.S. dollars	2	—	—	2	—

USD	Buy DKK/Sell USD:
	Notional amount to buy (in U.S. dollars)	19	—	—	19	44
	Average DKK to USD contract rate	5.5064	—	—	5.5064	5.1219
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	(1)

	Buy EUR/Sell USD:
	Notional amount to buy (in U.S. dollars)	221	3	—	224	382
	Average USD to EUR contract rate	1.3240	1.3519	—	1.3243	1.4578
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	(7)

	Buy GBP/Sell USD:
	Notional amount to buy (in U.S. dollars)	18	—	—	18	76
	Average USD to GBP contract rate	1.5724	—	—	1.5724	1.6348
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	(2)

	Buy NOK/Sell USD:
	Notional amount to buy (in U.S. dollars)	504	306	—	810	1,094
	Average NOK to USD contract rate	6.1877	6.2260	—	6.2022	6.2269
	Fair Value at December 31, 2010 in U.S. dollars	21	11	—	32	67

	Sell DKK/Buy USD:
	Notional amount to buy (in U.S. dollars)	8	—	—	8	6
	Average DKK to USD contract rate	5.5998	—	—	5.5998	5.0009
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	—

	Sell EUR/Buy USD:
	Notional amount to sell (in U.S. dollars)	58	8	—	66	56
	Average USD to EUR contract rate	1.3406	1.3546	—	1.3423	1.4324
	Fair Value at December 31, 2010 in U.S. dollars	1	—	—	1	—

	Sell NOK/Buy USD:
	Notional amount to sell (in U.S. dollars)	224	5	—	229	408
	Average NOK to USD contract rate	6.1255	6.2539	—	6.1282	5.8307
	Fair Value at December 31, 2010 in U.S. dollars	(7)	—	—	(7)	—

	Sell RUB/Buy USD:
	Notional amount to sell (in U.S. dollars)	25	—	—	25	—
	Average RUB to USD contract rate	31.2030	—	—	31.2030	—
	Fair Value at December 31, 2010 in U.S. dollars	(1)	—	—	(1)	—

DKK	Sell DKK/Buy USD:
	Notional amount to buy (in U.S. dollars)	113	—	—	113	—
	Average DKK to USD contract rate	5.6618	—	—	5.6618	—
	Fair Value at December 31, 2010 in U.S. dollars	—	—	—	—	—

Other Currencies
	Fair Value at December 31, 2010 in U.S. dollars	(1)	—	—	(1)	—

Total Fair Value at December 31, 2010 in U.S. dollars		13	11	—	24	49

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $240 million and translation exposures totaling $657 million as of December 31, 2010 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $16 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $66 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. The Company’s net investment in Venezuela was $28 million at December 31, 2010.
Interest Rate Risk
At December 31, 2010 our long term borrowings consisted of $150 million in 6.5% Senior Notes, $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
(i) Evaluation of disclosure controls and procedures
As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.
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
Incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth information as of our fiscal year ended December 31, 2010, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) ( c )
Plan Category	( a )	( b )	(1)
Equity compensation plans approved by security holders	11,039,544	$38.01	8,175,824
Equity compensation plans not approved by security holders	—	—	—

Total	11,039,544	$38.01	8,175,824

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights; however, none are anticipated during 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Exhibits
(1) Financial Statements
The following financial statements are presented in response to Part II, Item 8:
All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.
(3) Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (13)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
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

NATIONAL OILWELL VARCO, INC.
Dated: February 23, 2011	By:	/s/ MERRILL A. MILLER, JR.
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

Signature	Title	Date
/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer	February 23, 2011

/s/ CLAY C. WILLIAMS Clay C. Williams	Executive Vice President and Chief Financial Officer	February 23, 2011

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 23, 2011

/s/ GREG L. ARMSTRONG	Director	February 23, 2011
Greg L. Armstrong

/s/ ROBERT E. BEAUCHAMP	Director	February 23, 2011
Robert E. Beauchamp

/s/ BEN A. GUILL	Director	February 23, 2011
Ben A. Guill

/s/ DAVID D. HARRISON	Director	February 23, 2011
David D. Harrison

/s/ ROGER L. JARVIS	Director	February 23, 2011
Roger L. Jarvis

/s/ ERIC L. MATTSON	Director	February 23, 2011
Eric L. Mattson

/s/ JEFFERY A. SMISEK	Director	February 23, 2011
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
Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.
/s/ Merrill A. Miller, Jr.
Merrill A. Miller, Jr.
Chairman, President and Chief Executive Officer
/s/ Clay C. Williams
Clay C. Williams
Executive Vice President and Chief Financial Officer
Houston, Texas
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Oilwell Varco, Inc.
We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Oilwell Varco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2010 of National Oilwell Varco, Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
National Oilwell Varco, Inc.
We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Houston, Texas
February 23, 2011

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,333	$2,622
Receivables, net	2,425	2,187
Inventories, net	3,388	3,490
Costs in excess of billings	815	740
Deferred income taxes	316	290
Prepaid and other current assets	258	269

Total current assets	10,535	9,598

Property, plant and equipment, net	1,840	1,836
Deferred income taxes	341	92
Goodwill	5,790	5,489
Intangibles, net	4,103	4,052
Investment in unconsolidated affiliate	386	393
Other assets	55	72

Total assets	$23,050	$21,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628	$584
Accrued liabilities	2,105	2,267
Billings in excess of costs	511	1,090
Current portion of long-term debt and short-term borrowings	373	7
Accrued income taxes	468	226
Deferred income taxes	451	340

Total current liabilities	4,536	4,514

Long-term debt	514	876
Deferred income taxes	1,885	1,751
Other liabilities	253	163

Total liabilities	7,188	7,304

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 421,141,751 and 418,451,731 shares issued and outstanding at December 31, 2010 and December 31, 2009	4	4
Additional paid-in capital	8,353	8,214
Accumulated other comprehensive income	91	90
Retained earnings	7,300	5,805

Total Company stockholders’ equity	15,748	14,113
Noncontrolling interests	114	115

Total stockholders’ equity	15,862	14,228

Total liabilities and stockholders’ equity	$23,050	$21,532

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue
Sales	$9,956	$10,812	$11,162
Services	2,200	1,900	2,269

Total	12,156	12,712	13,431

Cost of revenue
Cost of sales	6,598	7,297	7,784
Cost of services	1,726	1,631	1,575

Total	8,324	8,928	9,359

Gross profit	3,832	3,784	4,072
Selling, general and administrative	1,385	1,322	1,154
Intangible asset impairment	—	147	—

Operating profit	2,447	2,315	2,918

Interest and financial costs	(50)	(53)	(67)
Interest income	13	9	45
Equity income in unconsolidated affiliate	36	47	42
Other income (expense), net	(49)	(110)	23

Income before income taxes	2,397	2,208	2,961
Provision for income taxes	738	735	993

Net income	1,659	1,473	1,968
Net income (loss) attributable to noncontrolling interests	(8)	4	16

Net income attributable to Company	$1,667	$1,469	$1,952

Net income attributable to Company per share:
Basic	$3.99	$3.53	$4.91

Diluted	$3.98	$3.52	$4.90

Cash dividends per share	$0.41	$1.10	$—

Weighted average shares outstanding:
Basic	417	416	397

Diluted	419	417	399

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,659	$1,473	$1,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	490	402
Deferred income taxes	(165)	(174)	(33)
Stock-based compensation	66	68	67
Excess tax benefit from the exercise of stock options	(10)	(1)	(37)
Equity income in unconsolidated affiliate	(36)	(47)	(42)
Dividend from unconsolidated affiliate	17	86	—
Intangible asset impairment	—	147	—
Other	135	75	115
Change in operating assets and liabilities, net of acquisitions:
Receivables	(189)	1,033	(626)
Inventories	39	468	(643)
Costs in excess of billings	(4)	(122)	25
Prepaid and other current assets	15	23	230
Accounts payable	40	(361)	95
Billings in excess of costs	(620)	(1,071)	765
Other assets/liabilities, net	88	8	8

Net cash provided by operating activities	1,542	2,095	2,294

Cash flows from investing activities:
Purchases of property, plant and equipment	(232)	(250)	(379)
Business acquisitions, net of cash acquired	(556)	(573)	(3,008)
Business divestitures, net of cash disposed	—	—	801
Sale of equity interest, net	—	251	—
Dividend from unconsolidated affiliate	16	8	113
Other, net	29	12	—

Net cash used in investing activities	(743)	(552)	(2,473)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	3	7	2,731
Payments against lines of credit and other debt	(16)	(47)	(2,920)
Dividends paid	(172)	(460)	—
Excess tax benefits from exercise of stock options	10	1	37
Proceeds from stock options exercised	73	8	78

Net cash used in financing activities	(102)	(491)	(74)

Effect of exchange rates on cash	14	27	(46)

Increase (decrease) in cash and cash equivalents	711	1,079	(299)
Cash and cash equivalents, beginning of period	2,622	1,543	1,842

Cash and cash equivalents, end of period	$3,333	$2,622	$1,543

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$56	$56	$76
Income taxes	$551	$929	$1,261
The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In millions)

				Accumulated
			Additional	Other		Total Company		Total
	Shares	Common	Paid in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balance at December 31, 2007	356	$3	$3,617	$195	$2,846	$6,661	$63	$6,724

Net income	—	—	—	—	1,952	1,952	16	1,968
Other comprehensive income:
Currency translation adjustments	—	—	—	(176)	—	(176)	—	(176)
Derivative financial instruments	—	—	—	(160)	—	(160)	—	(160)
Change in defined benefit plans	—	—	—	(20)	—	(20)	—	(20)

Comprehensive income						1,596		1,612
Adoption of FAS158, net of tax	—	—	—	—	(2)	(2)	—	(2)
Stock issued in acquisition	57	1	4,190	—	—	4,191	—	4,191
Acquired noncontrolling interests	—	—	—	—	—	—	25	25
Dividends to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Stock-based compensation	—	—	67	—	—	67	—	67
Common stock issued	4	—	78	—	—	78	—	78
Excess tax benefit of options exercised	—	—	37	—	—	37	—	37

Balance at December 31, 2008	417	$4	$7,989	$(161)	$4,796	$12,628	$96	$12,724

Net income	—	—	—	—	1,469	1,469	4	1,473
Other comprehensive income:
Currency translation adjustments	—	—	—	100	—	100	—	100
Derivative financial instruments	—	—	—	160	—	160	—	160
Change in defined benefit plans	—	—	—	(9)	—	(9)	—	(9)

Comprehensive income						1,720		1,724
Cash dividends, $1.10 per common share	—	—	—	—	(460)	(460)	—	(460)
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Noncontrolling interest contribution	—	—	—	—	—	—	28	28
Gain on sale of equity interest, net of tax	—	—	148	—	—	148	—	148
Stock-based compensation	—	—	68	—	—	68	—	68
Common stock issued	1	—	8	—	—	8	—	8
Excess tax benefit of options exercised	—	—	1	—	—	1	—	1

Balance at December 31, 2009	418	$4	$8,214	$90	$5,805	$14,113	$115	$14,228

Net income	—	—	—	—	1,667	1,667	(8)	1,659
Other comprehensive income:
Currency translation adjustments	—	—	—	13	—	13	—	13
Derivative financial instruments	—	—	—	(13)	—	(13)	—	(13)
Change in defined benefit plans	—	—	—	1	—	1	—	1

Comprehensive income						1,668		1,660
Cash dividends, $.41 per common share	—	—	—	—	(172)	(172)	—	(172)
Dividends to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Noncontrolling interest contribution	—	—	—	—	—	—	9	9
Stock-based compensation	—	—	66	—	—	66	—	66
Common stock issued	3	—	73	—	—	73	—	73
Withholding taxes	—	—	(10)	—	—	(10)	—	(10)
Excess tax benefit of options exercised	—	—	10	—	—	10	—	10

Balance at December 31, 2010	421	$4	$8,353	$91	$7,300	$15,748	$114	$15,862

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
Basis of Consolidation
The accompanying Consolidated Financial Statements include the accounts of National Oilwell Varco, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. We reclassified $340 million of deferred tax liabilities from noncurrent to current on the 2009 balance sheet in order to conform with the 2010 presentation.
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
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Forward contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge).Other forward exchange contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk associated with certain firm commitments denominated in currencies other than the functional currency of the operating unit (fair value hedge).In addition, the Company will enter into non-designated forward contracts against various foreign currencies to manage the foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts (non-designated hedge).Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.
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
At December 31, 2010, the Company has determined that its financial assets of $47 million and liabilities of $23 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At December 31, 2010, the net fair value of the Company’s foreign currency forward contracts totaled an asset of $24 million.

As of December 31, 2010, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.
     Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is subject to a particular currency risk),the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues).The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e. the ineffective portion), or hedge components excluded from the assessment of effectiveness, are recognized in the Consolidated Statements of Income during the current period.
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
As of December 31, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs (in millions):

	Currency Denomination
	December 31,
Foreign Currency	2010		2009
British Pound Sterling		£4		£39
Danish Krone	DKK	31	DKK	180
Euro		€122		€199
Norwegian Krone	NOK	4,983	NOK	6,097
U.S. Dollar		$247		$224
Korean Won	KRW	—	KRW	2,317
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
As of December 31, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs (in millions):

	Currency Denomination
	December 31,
Foreign Currency	2010	2009
U.S. Dollar	$1	$52

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
As of December 31, 2010, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
	December 31,
Foreign Currency	2010		2009
British Pound Sterling		£8		£10
Danish Krone	DKK	115	DKK	77
Euro		€97		€106
Norwegian Krone	NOK	1,442	NOK	3,096
Swedish Krone	SEK	—	SEK	5
U.S. Dollar		$328		$501
Russian Ruble	RUB	780	RUB	2,812
As of December 31, 2010 and 2009, the Company has the following respective fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$28	$56	Accrued liabilities	$12	$39
Foreign exchange contracts	Other Assets	12	17	Other Liabilities	1	7

Total derivatives designated as hedging instruments under ASC Topic 815		$40	$73		$13	$46

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$7	$30	Accrued liabilities	$10	$8
Foreign exchange contracts	Other Assets	—	1	Other Liabilities	—	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$7	$31		$10	$9

Total derivatives		$47	$104		$23	$55

The Effect of Derivative Instruments on the Consolidated Statement of Income
($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Years Ended			Years Ended			Years Ended
	December 31,			December 31,			December 31,
	2010	2009		2010	2009		2010	2009
			Revenue	10	26
Foreign exchange contracts	(25)	164	Cost of revenue	(22)	(42)	Other income (expense), net	9	(24)

Total	(25)	164		(12)	(16)		9	(24)

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)		ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on		Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative		Relationships	Related Hedged Item	Items
		Years Ended				Years Ended
		December 31,				December 31,
		2010	2009			2010	2009
Foreign exchange contracts	Revenue	(2)	7	Firm commitments	Revenue	2	(7)
Foreign exchange contracts	Cost of revenue	—	(13)	Firm commitments	Cost of revenue	—	13

Total		(2)	(6)			2	6

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Years Ended
		December 31,
		2010	2009
Foreign exchange contracts	Other income (expense), net	8	3

Total		8	3

(a)	The Company expects that $(14) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $9 million and $(24) million related to the ineffective portion of the hedging relationships for the years ended December 31, 2010 and 2009, respectively, and $12 million and $4 million related to the amount excluded from the assessment of the hedge effectiveness for the years ended December 31, 2010 and 2009, respectively.
Inventories
Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $270 million and $206 million at December 31, 2010 and 2009, respectively, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $262 million, $249 million and $222 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.
Long-lived Assets
We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that is not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. There have been no impairments of long-lived assets for the years ended December 31, 2010, 2009 and 2008.

Intangible Assets
The Company has approximately $5.8 billion of goodwill and $4.1 billion of identified intangible assets as of December 31, 2010. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that such assets might be impaired.
Goodwill is identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution
	Technology	Supplies	Services	Total
Balance at December 31, 2008	$1,458	$3,705	$62	$5,225

Goodwill acquired during period	97	143	—	240
Translation and other adjustments	12	7	5	24

Balance at December 31, 2009	1,567	3,855	67	5,489

Goodwill acquired during period	287	2	9	298
Translation adjustments	—	2	1	3

Balance at December 31, 2010	$1,854	$3,859	$77	$5,790

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $260 million in each of the next five years. Included in intangible assets are approximately $643 million of indefinite-lived trade names.
The net book value of identified intangible assets are identified by segment as follows (in millions):

		Petroleum
	Rig	Services &	Distribution
	Technology	Supplies	Services	Total
Balance at December 31, 2008	$361	$3,933	$6	$4,300

Additions to intangible assets	86	37	—	123
Asset impairment	—	(147)	—	(147)
Amortization	(36)	(204)	(1)	(241)
Translation	5	11	1	17

Balance at December 31, 2009	416	3,630	6	4,052

Additions to intangible assets	291	8	—	299
Amortization	(38)	(206)	(1)	(245)
Translation	(3)	—	—	(3)

Balance at December 31, 2010	$666	$3,432	$5	$4,103

Identified intangible assets by major classification consist of the following (in millions):

		Accumulated	Net Book
	Gross	Amortization	Value
December 31, 2009:

Customer relationships	$2,819	$(366)	$2,453
Trademarks	619	(73)	546
Indefinite-lived trade names	643	—	643
Other	531	(121)	410

Total identified intangibles	$4,612	$(560)	$4,052

December 31, 2010:

Customer relationships	$2,933	$(536)	$2,397
Trademarks	677	(95)	582
Indefinite-lived trade names	643	—	643
Other	655	(174)	481

Total identified intangibles	$4,908	$(805)	$4,103

2009 Asset Impairment
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
Therefore, the Company performed its interim impairment test of goodwill for its reporting units and its indefinite-lived intangible assets at the end of the second quarter of 2009. Projections for the remainder of 2009 also reflected declines compared to the original 2009 annual forecast. The Company updated its 2009 operating forecast, long-term forecast, and discounted cash flows based on this information.
The goodwill impairment analysis that the Company performed during the second quarter of 2009 did not result in goodwill impairment as of June 30, 2009. However, based on the Company’s indefinite-lived intangible asset impairment analysis performed during the second quarter of 2009, the Company incurred an impairment charge of $147 million in the Petroleum Services & Supplies segment related to a partial impairment of the Company’s Grant Prideco trade name. The impairment charge was primarily the result of the substantial decline in worldwide rig counts through June 2009, declines in forecasts in rig activity for the remainder of 2009, 2010, and 2011 compared to rig count forecast at the beginning of 2009, and a decline in the revenue forecast for the drill pipe business unit for the remainder of 2009, 2010, and 2011.
The Company performed its annual impairment analysis for its goodwill and indefinite-lived assets during the fourth quarter of 2009 and 2010 each resulting in no further impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.
Foreign Currency
The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction gains (losses) were ($30) million, ($79) million and $50 million for the years ending December 31, 2010, 2009 and 2008, respectively, and are included in other income (expense) in the accompanying statement of operations.
During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. The Company’s net investment in Venezuela was $28 million at December 31, 2010.
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
Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered. The Company monitors the actual cost of performing these discretionary services and adjusts the accrual based on the most current information available.

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2008	$114

Net provisions for warranties issued during the year	144
Amounts incurred	(62)
Foreign currency translation	21

Balance at December 31, 2009	$217

Net provisions for warranties issued during the year	52
Amounts incurred	(45)
Foreign currency translation and other	(9)

Balance at December 31, 2010	$215

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
Concentration of Credit Risk
We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $107 million and $95 million at December 31, 2010 and 2009, respectively.
Stock-Based Compensation
Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation — Stock Compensation” (“ASC Topic 718”).Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period.
The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans.
Total compensation cost that has been charged against income for all share-based compensation arrangements was $66 million, $68 million and $61 million for 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $20 million, $21 million and $19 million for 2010, 2009 and 2008, respectively.
Environmental Liabilities
When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to, estimated losses on accounts receivable, estimated costs and related margins of projects accounted for under percentage-of-completion, estimated realizable value on excess and obsolete inventory, contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ from those estimates.
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
Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Company	$1,667	$1,469	$1,952

Denominator:
Basic—weighted average common shares outstanding	417	416	397
Dilutive effect of employee stock options and other unvested stock awards	2	1	2

Diluted outstanding shares	419	417	399

Basic earnings attributable to Company per share	$3.99	$3.53	$4.91

Diluted earnings attributable to Company per share	$3.98	$3.52	$4.90

Cash dividends per share	$0.41	$1.10	$—

In addition, we had stock options outstanding that were anti-dilutive totaling 7.7 million, 4.0 million, and 0.4 million at December 31, 2010, 2009 and 2008, respectively.
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
The Merger was accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their fair values as of April 21, 2008. The fair value of shares issued was determined using an average price of $72.74, which represents the average closing price of the Company’s common stock for a five-day period beginning two available trading days before the public announcement of the transaction. The total purchase price was $7,199 million, including Grant Prideco stock options assumed and acquisition related transaction costs and is comprised of (in millions):

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

Total revenues	$14,035

Net income attributable to Company	$2,080

Basic net income attributable to Company per share	$5.02

Diluted net income attributable to Company per share	$4.99

4. Other Acquisitions and Investments
2010
The Company completed 12 acquisitions for an aggregate purchase price of $556 million, net of cash acquired. These acquisitions included:
•	The shares of Advanced Production and Loading PLC, a Norway-based designer and manufacturer of turret mooring systems and other products for Floating Production, Storage and Offloading vessels (“FPSOs”) and other offshore vessels and terminals for a purchase price of approximately $500 million.

•	The business and assets of Ambar Lone Star Fluids Services, LLP, a U.S.-based Drilling and Completions Fluids company.
The preliminary allocation of the purchase price of each acquisition was based upon preliminary valuations. The Company’s estimates and assumptions are subject to change upon the receipt, and management’s review, of the final valuations. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2010 acquisitions (in millions):

Current assets, net of cash acquired	$136
Cost in excess of billings	71
Property, plant and equipment	38
Intangible assets	299
Goodwill	298
Other assets	8

Total assets acquired	850

Current liabilities	142
Billings in excess of cost	41
Other liabilities	111

Total liabilities	294

Cash consideration, net of cash acquired	$556

The Company allocated $299 million to intangible assets (18 year weighted-average life), comprised of: $116 million of customer relationships (15 year weighted-average life), $59 million of trademarks (30 year weighted-average life), and $124 million of other intangible assets (15 year weighted-average life).
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

Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business are included in the consolidated results of operations from the date of acquisition. Excluding the Grant Prideco merger, a summary of the acquisitions follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Fair value of assets acquired, net of cash acquired	$850	$871	$208
Cash paid, net of cash acquired	(556)	(573)	(171)

Liabilities assumed, debt issued and minority interest	$294	$298	$37

Excess purchase price over fair value of net assets acquired	$298	$198	$76

5. Inventories, net
Inventories consist of (in millions):

	December 31,
	2010	2009
Raw materials and supplies	$661	$704
Work in process	953	1,307
Finished goods and purchased products	1,774	1,479

Total	$3,388	$3,490

6. Property, Plant and Equipment
Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2010	2009
Land and buildings	5-35 Years	$736	$678
Operating equipment	3-15 Years	1,539	1,429
Rental equipment	3-12 Years	628	594

		2,903	2,701
Less: Accumulated Depreciation		(1,063)	(865)

		$1,840	$1,836

7. Accrued Liabilities
Accrued liabilities consist of (in millions):

	December 31,
	2010	2009
Compensation	$403	$272
Customer prepayments and billings	387	500
Warranty	215	217
Interest	11	11
Taxes (non income)	93	95
Insurance	49	58
Accrued vendor costs	597	853
Fair value of derivatives	22	61
Other	328	200

Total	$2,105	$2,267

8. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2010	2009
Costs incurred on uncompleted contracts	$6,676	$6,276
Estimated earnings	4,665	3,735

	11,341	10,011
Less: Billings to date	11,037	10,361

	$304	$(350)

Costs and estimated earnings in excess of billings on uncompleted contracts	$815	$740
Billings in excess of costs and estimated earnings on uncompleted contracts	(511)	(1,090)

	$304	$(350)

9. Long-Term Debt
Debt consists of (in millions):

	December 31,
	2010	2009
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$150	$150

Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	201	205

Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200

Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	151	151

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151

Other	34	26

Total debt	887	883
Less current portion	373	7

Long-term debt	$514	$876

Principal payments of debt for years subsequent to 2010 are as follows (in millions):

2011	$373
2012	355
2013	5
2014	2
2015	151
Thereafter	1

$887

Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At December 31, 2010, there were no borrowings against the remaining credit facility, and there were $477 million in outstanding letters of credit issued under this facility, resulting in $1,523 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate.
The Company also had $1,366 million of additional outstanding letters of credit at December 31, 2010, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at December 31, 2010.
10. Employee Benefit Plans
We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2010, 2009 and 2008, expenses for defined-contribution plans were $41 million, $39 million, and $37 million, respectively, and all funding is current.
Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, approximately 677 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.
Net periodic benefit cost for our defined benefit plans aggregated $10 million, $12 million and $7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, and Norway and defined postretirement plans in the United States, using a measurement date of December 31, 2010 and December 31, 2009, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2010	2009	2010	2009
Benefit obligation at beginning of year	$262	$214	$39	$20
Service cost	5	5	—	—
Interest cost	14	14	2	2
Actuarial loss (gain)	10	19	(3)	1
Benefits paid	(12)	(10)	(5)	(2)
Participants contributions	1	1	—	—
Exchange rate loss (gain)	(7)	19	—	18
Other	(1)	—	—	—

Benefit obligation at end of year	$272	$262	$33	$39

Accumulated benefit obligation at end of year	$254	$244

Fair value of plan assets at beginning of year	$193	$153	$—	$—
Actual return	18	21	—	—
Benefits paid	(12)	(10)	(5)	(2)
Company contributions	8	12	5	2
Participants contributions	1	1	—	—
Exchange rate (loss) gain	(4)	16	—	—
Other	(1)	—	—	—

Fair value of plan assets at end of year	$203	$193	$—	$—

Funded status	$(69)	$(69)	$(33)	$(39)

Defined Benefit Pension Plans
Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2010	2009
Discount rate:
United States plan	4.95%	5.26%
International plans	5.25% - 5.50%	5.25% - 5.75%

Salary increase:
United States plan	N/A	N/A
International plans	2.50% - 4.33%	2.50% - 4.25%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2010	2009	2008
Discount rate:
United States plan	5.26%	6.23%	6.34%
International plans	5.25% - 5.75%	5.75% - 6.50%	5.50% - 5.75%

Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50% - 4.25%	2.50% - 4.50%	2.50% - 4.50%

Expected return on assets:
United States plan	7.50%	7.75%	7.75%
International plans	6.00% - 6.85%	6.00% - 6.85%	5.50% - 6.86%
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
The Company expects to pay future benefit amounts on its defined benefit plans ranging from $16 million to $17 million for each of the next five years and aggregate payments of $163 million.
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
The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2009:

Equity securities	$70	$—	$70	$—
Bonds	53	—	53	—
Mutual funds	36	16	20	—
Other (insurance contracts)	32	—	—	32

	191	16	143	32
Cash	2	—	2	—

Total Fair Value Measurments	$193	$16	$145	$32

December 31, 2010:

Equity securities	$66	$—	$66	$—
Bonds	58	—	58	—
Mutual funds	19	19	—	—
Other (insurance contracts)	54	—	22	32

	197	19	146	32
Cash	6	—	6	—

Total Fair Value Measurments	$203	$19	$152	$32

The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3
Plan
Assets

Balance at January 1, 2009	$24

Actual return on plan assets still held at reporting date	2
Purchases, sales and settlements	1
Currency impact	5

Balance at December 31, 2009	$32

Actual return on plan assets still held at reporting date	1
Currency impact	(1)

Balance at December 31, 2010	$32

11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Cumulative
	Defined	Currency	Derivative
	Benefit	Translation	Financial
	Plans	Adjustment	Instruments	Total
Balance at December 31, 2007	$(20)	$196	$19	$195

Current period activity	(30)	(265)	(241)	(536)
Tax effect	10	89	81	180

Balance at December 31, 2008	$(40)	$20	$(141)	$(161)

Current period activity	(14)	150	223	359
Tax effect	5	(50)	(63)	(108)

Balance at December 31, 2009	$(49)	$120	$19	$90

Current period activity	1	19	(17)	3
Tax effect	—	(6)	4	(2)

Balance at December 31, 2010	$(48)	$133	$6	$91

12. Commitments and Contingencies
We are involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The total liability on these matters at December 31, 2010 cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.
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
We have received federal grand jury subpoenas and subsequent inquiries from governmental agencies requesting records related to our compliance with export trade laws and regulations. We have cooperated fully with agents from the Department of Justice, the Bureau of Industry and Security, the Office of Foreign Assets Control, and U.S. Immigration and Customs Enforcement in responding to the inquiries. We have also cooperated with an informal inquiry from the Securities and Exchange Commission in connection with the inquiries previously made by the aforementioned federal agencies. We have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations.
The Company leases certain facilities and equipment under operating leases that expire at various dates through 2066. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $215 million, $199 million, and $184 million in 2010, 2009 and 2008, respectively.
Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2010 are payable as follows (in millions):

2011	$130
2012	94
2013	72
2014	56
2015	49
Thereafter	238

Total future lease commitments	$639

13. Common Stock
National Oilwell Varco has authorized 500 million shares of $.01 par value common stock. We also have authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.
On November 17, 2010, the Company’s Board of Directors approved a cash dividend of $0.11 per share. The cash dividend was paid on December 17, 2010 to each stockholder of record on December 3, 2010. Cash dividends aggregated $46 million and $172 million for the three and twelve months ended December 31, 2010, respectively, and $460 million for both the three and twelve months ended December 31, 2009. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.
Stock Options
Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 25.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2010, approximately 8 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Varco International, Inc. in 2005 and Grant Prideco in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2010 under the stock option plans have exercise prices between $8.33 and $73.98 per share, and expire at various dates from January 31, 2011 to May 13, 2020.
The following summarizes options activity:

	Years Ended December 31,
	2010		2009		2008
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	10,255,982	$34.19	7,547,822	$37.24	7,903,832	$29.12
Granted	3,485,283	44.03	3,234,400	26.03	2,993,000	48.59
Cancelled	(232,488)	40.53	(156,356)	29.79	(218,560)	30.90
Exercised	(2,469,233)	30.35	(369,884)	40.86	(3,130,450)	27.08

Shares under option at end of year	11,039,544	$38.01	10,255,982	$34.19	7,547,822	$37.24

Exercisable at end of year	5,067,186	$36.31	5,308,465	$33.14	3,110,462	$26.17

The following summarizes information about stock options outstanding as of December 31, 2010:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
8.33 -15.00	2.79	416,027	$11.42	395,639	$11.42
15.92 - 33.29	7.25	3,214,610	24.68	1,174,403	22.45
33.57 - 73.98	7.53	7,408,907	45.29	3,497,144	43.89

Total	7.27	11,039,544	$38.01	5,067,186	$36.31

The weighted-average fair value of options granted during 2010, 2009 and 2008 was approximately $16.73, $11.89 and $22.16 (excluding options assumed in the Grant Prideco merger) per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2010 and 2009 was $60 million and $6 million, respectively.
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

	Years Ended December 31,
	2010	2009	2008
Valuation Assumptions:
Expected volatility	55.0%	63.5%	41.8%
Risk-free interest rate	2.3%	1.8%	2.9%
Expected dividends	$0.4	$—	$—
Expected term (in years)	3.2	3.4	3.6

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
As stock-based compensation expense recognized in the Consolidated Statement of Income in 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The following summary presents information regarding outstanding options as of December 31, 2010 and changes during 2010 with regard to options under all stock option plans:

			Weighted
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(years)	Intrinsic Value
Outstanding at December 31, 2009	10,255,982	$34.19
Granted	3,485,283	$44.03
Exercised	(2,469,233)	$30.35
Cancelled	(232,488)	$40.53

Outstanding at December 31, 2010	11,039,544	$38.01	7.27	$312,423,777

Vested or expected to vest	10,669,951	$38.01	7.27	$304,394,486

Exercisable at December 31, 2010	5,067,186	$36.31	5.69	$152,742,256

As of December 31, 2010, total unrecognized compensation cost related to nonvested stock options was $47 million. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options vested in 2010, 2009 and 2008 was approximately $78 million, $40 million and $43 million, respectively. Cash received from option exercises for 2010, 2009 and 2008 was $73 million, $8 million and $78 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $16 million, $2 million and $46 million for 2010, 2009 and 2008, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2010, 2009 and 2008 was not material for any period.
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

The following summary presents information regarding outstanding restricted shares as of December 31, 2010, 2009 and 2008 and changes during 2010 and 2009:

		Weighted-Average
		Grant Date
Restricted Shares	Units	Fair Value
Nonvested at December 31, 2007	1,061,002	$36.56
Granted	755,535	$64.33
Vested	(307,905)	$68.12
Forfeited	(48,136)	$42.32

Nonvested at December 31, 2008	1,460,496	$47.34
Granted	762,692	$26.02
Vested	(7,322)	$36.05
Forfeited	(34,622)	$41.52

Nonvested at December 31, 2009	2,181,244	$40.51

Granted	558,531	$43.99
Vested	(921,454)	$43.28
Forfeited	(52,484)	$35.11

Nonvested at December 31, 2010	1,765,837	$42.15

The weighted-average grant day fair value of RSA’s granted during the years ended 2010, 2009 and 2008 was $43.99, $26.02 and $64.16 (excluding RSA’s assumed in the Grant Prideco merger) per share, respectively. There were 921,454; 7,322 and 307,905 RSA’s that vested during 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $22 million of unrecognized compensation cost related to nonvested RSA’s, which is expected to be recognized over a weighted-average period of two years.
14. Income Taxes
The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Domestic	$727	$761	$1,577
Foreign	1,670	1,447	1,384

	$2,397	$2,208	$2,961

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$421	$526	$691
State	34	35	55
Foreign	448	348	280

Total current income tax provision	903	909	1,026

Deferred:
Federal	(260)	(249)	(93)
State	(8)	(5)	(2)
Foreign	103	80	62

Total deferred income tax provision	(165)	(174)	(33)

Total income tax provision	$738	$735	$993

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Federal income tax at U.S. statutory rate	$839	$773	$1,037
Foreign income tax rate differential	(117)	(120)	(125)
State income tax, net of federal benefit	17	18	34
Nondeductible expenses	40	30	12
Tax benefit of manufacturing deduction	(19)	(17)	(17)
Foreign dividends, net of foreign tax credits	15	10	46
Change in contingency reserve and other	(37)	41	6

Total income tax provision	$738	$735	$993

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2010	2009	2008
Deferred tax assets:
Allowances and operating liabilities	$344	$343	$364
Net operating loss carryforwards	10	7	6
Postretirement benefits	17	12	12
Capital loss carryforwards	—	—	3
Foreign tax credit carryforwards	220	—	—
Other	75	28	22

	666	390	407
Valuation allowance for deferred tax assets	(9)	(8)	(10)

Total deferred tax assets	657	382	397

Deferred tax liabilities:
Tax over book depreciation	213	168	146
Intangible assets	1,307	1,413	1,542
Deferred income	456	363	215
Accrued U.S. tax on unremitted earnings	149	49	49
Other	211	98	182

Total deferred tax liabilities	2,336	2,091	2,134

Net deferred tax liability	$1,679	$1,709	$1,737

The balance of unrecognized tax benefits at December 31, 2010 and 2009 was $118 million and $58 million, respectively. Included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2010 was an increase of $73 million associated with a foreign tax position previously evaluated as more-likely-than-not to be sustained upon audit. Based on new information obtained in the first quarter of 2010, we now believe it is more-likely-than-not this foreign tax position may not be sustained. Tax payments for this liability can be claimed as a U.S. foreign tax credit due to sufficient excess limitation in prior years to cover the potential exposure. Accordingly, the Company has recorded a corresponding deferred tax asset of $73 million, resulting in no impact to earnings. Also included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2010 was an increase of $10 million of unrecognized tax benefits associated with reductions in tax that are dependent on the achievement of certain operational milestones that may not be achieved plus unreported withholding taxes in foreign jurisdictions, and a $23 million reduction in the balance of unrecognized tax benefits resulting primarily from the completion of prior year audits and appeals plus the lapse of applicable statutes of limitations in foreign jurisdictions. Of the net increase of $60 million in the balance of unrecognized tax benefits, $10 million was recorded as an increase in Goodwill, $73 million was recorded as an increase in deferred tax assets and $23 million was recorded as a reduction of income tax expense in the current year and is reflected in the “other” category in the income tax rate schedule above. These unrecognized tax benefits are included in the balance of other liabilities in the Consolidated Balance Sheet as of December 31, 2010. If the $118 million of unrecognized tax benefits accrued as of December 31, 2010 are ultimately realized, $39 million would be recorded as a reduction of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2010	2009	2008
Unrecognized tax benefit at beginning of year	$58	$61	$47
Additions based on tax positions related to the current year	1	10	9
Additions for tax positions of prior years	82	—	9
Reductions for tax positions of prior years	(5)	(12)	(4)
Reductions for lapse of applicable statutes of limitations	(18)	(1)	—

Unrecognized tax benefit at end of year	$118	$58	$61

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2010, the Company recorded as a reduction of income tax expense a $3 million net release of accrued interest and penalties related to uncertain tax positions. As of December 31, 2010, the Company has accrued approximately $8 million of interest and penalties relating to unrecognized tax benefits. These interest and penalties are included in the balance of other liabilities in the Consolidated Balance Sheet as of December 31, 2010.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2006 and outside the U.S. for the tax years ending after 2004.
In the United States, the Company has $20 million of net operating loss carryforwards as of December 31, 2010, which expire at various dates through 2030. The potential benefit of $7 million has been recorded with a $7 million valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $7 million would reduce future income tax expense.
Outside the United States, the Company has $10 million of net operating loss carryforwards as of December 31, 2010, which expire in the year 2020. The potential benefit of $3 million has been recorded with a $1 million valuation allowance. Future income tax payments will be reduced when the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $1 million would reduce future income tax expense.
Also in the United States, the Company has $220 million of excess foreign tax credits as of December 31, 2010, which expire at various dates through 2020. The majority of these credits resulted from an internal restructuring completed during 2010. These credits have been allotted a valuation allowance of $1 million and would be realized as a reduction of future income tax payments.
During 2010, the Company recorded $98 million in net deferred tax liabilities with a corresponding increase in goodwill related to purchase accounting adjustments recorded for the acquisition of Advanced Production and Loading PLC and ASEP Group Holding B.V.
Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $2,503 million and $2,764 million at December 31, 2010 and 2009, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.
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

15. Business Segments and Geographic Areas
The Company’s operations consist of three reportable segments: Rig Technology, Petroleum Services & Supplies and Distribution Services.
Rig Technology: Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; cranes; and turret mooring systems and other products for Floating Production, Storage and Offloading vessels and other offshore vessels and terminals.
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
The Company had revenues of 17% of total revenue from one of its customers for both the years ended December 31, 2010 and 2009. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.
Geographic Areas:
The following table presents consolidated revenues by country based on sales destination of the use of the products or services (in millions):

	Years Ended December 31,
	2010	2009	2008
United States	$4,104	$3,444	$4,369
South Korea	2,616	2,830	291
Canada	656	550	751
Norway	495	629	603
Singapore	491	801	856
United Kingdom	421	578	497
Other Countries	3,373	3,880	6,064

Total	$12,156	$12,712	$13,431

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2010	2009
United States	$1,045	$1,082
Canada	118	116
United Kingdom	116	110
Norway	40	41
Other Countries	521	487

Total	$1,840	$1,836

Business Segments:

		Petroleum
	Rig	Services &	Distribution	Unallocated/
	Technology	Supplies	Services	Eliminations	Total
December 31, 2010:
Revenues	$6,965	$4,182	$1,546	$(537)	$12,156
Operating profit	2,064	585	78	(280)	2,447
Capital expenditures	59	152	2	19	232
Depreciation and amortization	95	384	7	21	507
Goodwill	1,854	3,859	77	—	5,790
Total assets	7,778	11,807	923	2,542	23,050

December 31, 2009:
Revenues	$8,093	$3,745	$1,350	$(476)	$12,712
Operating profit	2,283	301	50	(319)	2,315
Capital expenditures	61	161	3	25	250
Depreciation and amortization	90	374	8	18	490
Goodwill	1,567	3,855	67	—	5,489
Total assets	7,203	11,601	781	1,947	21,532

December 31, 2008
Revenues	$7,528	$4,651	$1,772	$(520)	$13,431
Operating profit	1,970	1,044	130	(226)	2,918
Capital expenditures	79	272	4	24	379
Depreciation and amortization	90	290	9	13	402
Goodwill	1,458	3,705	62	—	5,225
Total assets	9,048	11,153	650	628	21,479
The Company’s 2008 financial statements include Grant Prideco from April 21, 2008, the Merger Date, which includes additional amortization and depreciation of $114 million from the step up to fair market value of Grant Prideco’s assets and liabilities for the year ended December 31, 2008. The Grant Prideco product lines are reported within the Petroleum Services & Supplies segment.

16. Quarterly Financial Data (Unaudited)
Summarized quarterly results, were as follows (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2010
Revenues	$3,032	$2,941	$3,011	$3,172
Gross profit	962	928	945	997
Net income attributable to Company	422	401	404	440
Net income attributable to Company per basic share	1.01	0.96	0.97	1.05
Net income attributable to Company per diluted share	1.01	0.96	0.96	1.05
Cash dividends per share	0.10	0.10	0.10	0.11

Year ended December 31, 2009
Revenues	$3,481	$3,010	$3,087	$3,134
Gross profit	1,039	875	891	979
Net income attributable to Company	470	220	385	394
Net income attributable to Company per basic share	1.13	0.53	0.93	0.95
Net income attributable to Company per diluted share	1.13	0.53	0.92	0.94
Cash dividends per share	—	—	—	1.10

SCHEDULE II
NATIONAL OILWELL VARCO, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(in millions)

		Additions
		(Deductions)
	Balance	charged to		Balance
	beginning of	costs and	Charge off’s	end of
	year	expenses	and other	year
Allowance for doubtful accounts:
2010	$95	$39	$(27)	$107
2009	73	53	(31)	95
2008	45	25	3	73

Allowance for excess and obsolete inventories:
2010	$206	$106	$(42)	$270
2009	123	100	(17)	206
2008	99	27	(3)	123

Valuation allowance for deferred tax assets:
2010	$8	$1	$—	$9
2009	10	—	(2)	8
2008	14	—	(4)	10

Warranty reserve:
2010	$217	$52	$(54)	$215
2009	114	144	(41)	217
2008	92	81	(59)	114