Form 10-Q
period 2011-03-31
NATIONAL OILWELL VARCO INC
filed 2011-05-06
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011 the registrant had 423,077,225 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,060	$3,333
Receivables, net	2,757	2,425
Inventories, net	3,570	3,388
Costs in excess of billings	744	815
Deferred income taxes	297	316
Prepaid and other current assets	311	258

Total current assets	10,739	10,535

Property, plant and equipment, net	1,861	1,840
Deferred income taxes	158	341
Goodwill	5,908	5,790
Intangibles, net	4,026	4,103
Investment in unconsolidated affiliate	402	386
Other assets	62	55

Total assets	$23,156	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656	$628
Accrued liabilities	1,989	2,105
Billings in excess of costs	571	511
Current portion of long-term debt and short-term borrowings	203	373
Accrued income taxes	284	468
Deferred income taxes	429	451

Total current liabilities	4,132	4,536

Long-term debt	512	514
Deferred income taxes	1,832	1,885
Other liabilities	279	253

Total liabilities	6,755	7,188

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 422,957,697 and 421,141,751 shares issued and outstanding at March 31, 2011 and December 31, 2010	4	4
Additional paid-in capital	8,432	8,353
Accumulated other comprehensive income	192	91
Retained earnings	7,661	7,300

Total Company stockholders’ equity	16,289	15,748
Noncontrolling interests	112	114

Total stockholders’ equity	16,401	15,862

Total liabilities and stockholders’ equity	$23,156	$23,050

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$3,146	$3,032
Cost of revenue	2,171	2,070

Gross profit	975	962
Selling, general and administrative	366	325

Operating profit	609	637
Interest and financial costs	(14)	(13)
Interest income	4	2
Equity income in unconsolidated affiliate	13	6
Other income (expense), net	(19)	(16)

Income before income taxes	593	616
Provision for income taxes	189	197

Net income	404	419
Net loss attributable to noncontrolling interests	(3)	(3)

Net income attributable to Company	$407	$422

Net income attributable to Company per share:
Basic	$0.97	$1.01

Diluted	$0.96	$1.01

Cash dividends per share	$0.11	$0.10

Weighted average shares outstanding:
Basic	420	417

Diluted	423	419

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$404	$419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	135	127
Deferred income taxes	95	85
Equity income in unconsolidated affiliate	(13)	(6)
Other, net	12	53
Change in operating assets and liabilities, net of acquisitions:
Receivables	(321)	74
Inventories	(200)	67
Costs in excess of billings	70	(178)
Prepaid and other current assets	(51)	13
Accounts payable	15	(46)
Billings in excess of costs	60	(409)
Other assets/liabilities, net	(231)	(104)

Net cash (used in) provided by operating activities	(25)	95

Cash flows from investing activities:
Purchases of property, plant and equipment	(79)	(31)
Business acquisitions, net of cash acquired	(51)	(46)
Other	7	12

Net cash used in investing activities	(123)	(65)

Cash flows from financing activities:
Repayments on debt	(170)	(2)
Cash dividends paid	(46)	(42)
Proceeds from stock options exercised	58	5
Other, net	14	3

Net cash used in financing activities	(144)	(36)
Effect of exchange rates on cash	19	(8)

Decrease in cash and cash equivalents	(273)	(14)
Cash and cash equivalents, beginning of period	3,333	2,622

Cash and cash equivalents, end of period	$3,060	$2,608

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$12	$11
Income taxes	$266	$101
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
The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2010 Annual Report on Form 10-K.
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
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
2. Inventories, net
Inventories consist of (in millions):

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$721	$661
Work in process	1,092	953
Finished goods and purchased products	1,757	1,774

Total	$3,570	$3,388

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2011	2010
Accrued purchase orders	$601	$597
Customer prepayments and billings	491	387
Compensation	263	403
Warranty	213	215
Taxes (non income)	68	93
Insurance	50	49
Fair value of derivatives	22	22
Interest	14	11
Other	267	328

Total	$1,989	$2,105

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
The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2010	$215

Net provisions for warranties issued during the year	6
Amounts incurred	(9)
Foreign currency translation and other	1

Balance at March 31, 2011	$213

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31,	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$6,408	$6,676
Estimated earnings	4,633	4,665

	11,041	11,341
Less: Billings to date	10,868	11,037

	$173	$304

Costs and estimated earnings in excess of billings on uncompleted contracts	$744	$815
Billings in excess of costs and estimated earnings on uncompleted contracts	(571)	(511)

	$173	$304

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net income	$404	$419
Currency translation adjustments	64	(14)
Changes in derivative financial instruments, net of tax	37	(26)

Comprehensive income	505	379
Comprehensive loss attributable to noncontrolling interest	(3)	(3)

Comprehensive income attributable to Company	$508	$382

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended March 31, 2011, a majority of these local currencies strengthened against the U.S. dollar resulting in a net increase to Other Comprehensive Income of $64 million upon the translation of their financial statements from their local currency to the U.S. dollar.
The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of accumulated Other Comprehensive Income related to the fair value of derivatives that have settled in the current or prior periods. The accumulated effect is an increase in Other Comprehensive Income of $37 million (net of tax of $14 million) for the three months ended March 31, 2011.

6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Rig Technology	$1,608	$1,886
Petroleum Services & Supplies	1,265	923
Distribution Services	410	334
Elimination	(137)	(111)

Total Revenue	$3,146	$3,032

Operating Profit:
Rig Technology	$419	$581
Petroleum Services & Supplies	231	113
Distribution Services	27	11
Unallocated expenses and eliminations	(68)	(68)

Total Operating Profit	$609	$637

Operating Profit %:
Rig Technology	26.1%	30.8%
Petroleum Services & Supplies	18.3%	12.2%
Distribution Services	6.6%	3.3%
Total Operating Profit %	19.4%	21.0%
The Company had revenues of 12% and 21% of total revenue from one of its customers for the three months ended March 31, 2011 and 2010, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7. Debt
Debt consists of (in millions):

	March 31,	December 31,
	2011	2010
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$—	$150
Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	200	201
Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200
Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	150	151
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151
Other	14	34

Total debt	715	887
Less current portion	203	373

Long-term debt	$512	$514

Senior Notes
On March 15, 2011, the Company repaid $150 million of its 6.5% unsecured Senior Notes using available cash balances. The remaining Senior Notes contain reporting covenants, and the Company was in compliance at March 31, 2011.
Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At March 31, 2011 there were no borrowings against the remaining credit facility, and there were $429 million in outstanding letters of credit issued under this facility, resulting in $1,571 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate.
The Company also had $1,479 million of additional outstanding letters of credit at March 31, 2011, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants regarding its credit facility at March 31, 2011.

8. Tax
The effective tax rate for the three months ended March 31, 2011 was 31.9% compared to 32.0% for the same period in 2010. The effective tax rate was positively impacted in the period by the effect of tax rate reductions on timing differences in foreign jurisdictions and an increase in the benefit of the manufacturing deduction as a result of increasing income in the U.S. This was offset by a reduction in the benefit of lower foreign tax rates as a result of decreasing income in foreign jurisdictions.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Federal income tax at U.S. federal statutory rate	$208	$216
Foreign income tax rate differential	(24)	(40)
State income tax, net of federal benefit	6	2
Nondeductible expenses	10	19
Tax benefit of manufacturing deduction	(6)	(3)
Foreign dividends, net of foreign tax credits	5	1
Tax rate change on temporary differences	(13)	—
Change in contingency reserve and other	3	2

Provision for income taxes	$189	$197

The balance of unrecognized tax benefits at March 31, 2011 was $117 million. The Company recognized no material changes in the balance of unrecognized tax benefits for the three month period ended March 31, 2011.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2010	$118

Settlements	(1)

Balance at March 31, 2011	$117

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S., Canada, the U.K., the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for the tax years after 2006 and outside the U.S. for tax years ending after 2004.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.
To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

9. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 25.5 million. As of March 31, 2011, 5,594,202 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $17 million for each of the three months ended March 31, 2011 and 2010. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $5 million for each of the three months ended March 31, 2011 and 2010.
During the three months ended March 31, 2011, the Company granted 2,255,322 stock options and 365,920 shares of restricted stock and restricted stock units, which includes 131,300 performance-based restricted stock awards. The stock options were granted February 22, 2011 with an exercise price of $79.80. These options generally vest over a three-year period from the grant date. The restricted stock and restricted stock unit awards were granted February 22, 2011 and vest on the third anniversary of the date of grant. The performance-based restricted stock awards were granted February 22, 2011. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s operating income growth, measured on a percentage basis, from January 1, 2011 through December 31, 2013 exceeding the median operating income level growth of a designated peer group over the same period.
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
At March 31, 2011, the Company has determined that its financial assets of $90 million and liabilities of $23 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At March 31, 2011, the net fair value of the Company’s foreign currency forward contracts totaled an asset of $67 million.
As of March 31, 2011, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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
As of March 31, 2011, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs (in millions):

	Currency Denomination
	March 31,
Foreign Currency	2011		2010
British Pound Sterling		£20		£30
Danish Krone	DKK	21	DKK	106
Euro		€165		€143
Norwegian Krone	NOK	5,062	NOK	6,307
U.S. Dollar		$334		$264
Japanese Yen		¥122		¥—
Singapore Dollar	SGD	7	SGD	—
Swedish Krone	SEK	55	SEK	—
Canadian Dollar	CAD	1	CAD	—
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
As of March 31, 2011, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs (in millions):

	Currency Denomination
	March 31,
Foreign Currency	2011	2010
U.S. Dollar	$1	$20

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
As of March 31, 2011, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
	March 31,
Foreign Currency	2011		2010
British Pound Sterling		£20		£24
Danish Krone	DKK	146	DKK	174
Euro		€78		€64
Norwegian Krone	NOK	2,043	NOK	3,777
Swedish Krone	SEK	—	SEK	5
U.S. Dollar		$430		$491
Russian Ruble	RUB	438	RUB	2,812
Korean Won	KRW	—	KRW	4,348
Brazilian Real	BRL	22	BRL	—
Japanese Yen		¥244		¥—
Singapore Dollar	SGD	24	SGD	—
As of March 31, 2011, the Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other
	current assets	$56	$28	Accrued liabilities	$10	$12
Foreign exchange contracts	Other Assets	23	12	Other Liabilities	1	1

Total derivatives designated as hedging instruments under ASC Topic 815		$79	$40		$11	$13

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other
	current assets	$11	$7	Accrued liabilities	$12	$10

Total derivatives not designated as hedging instruments under ASC Topic 815		$11	$7		$12	$10

Total derivatives		$90	$47		$23	$23

The Effect of Derivative Instruments on the Consolidated Statement of Income
($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2011	2010		2011	2010		2011	2010
			Revenue	1	7
Foreign exchange contracts	55	(34)	Cost of revenue	4	(6)	Other income (expense), net	(3) 5

Total	55	(34)		5	1		(3) 5

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)		ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on		Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative		Relationships	Related Hedged Item	Items
		Three Months Ended				Three Months Ended
		March 31,				March 31,
		2011	2010			2011	2010
Foreign exchange contracts	Revenue	—	(1)	Firm commitments	Revenue	—	1

Total		—	(1)			—	1

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Three Months Ended
		March 31,
		2011	2010
Foreign exchange contracts	Other income (expense), net	(11)	(1)

Total		(11)	(1)

(a)	The Company expects that $(34) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $(3) million and $5 million related to the ineffective portion of the hedging relationships for the three months ended March 31, 2011 and 2010, respectively, and $(4) million and $4 million related to the amount excluded from the assessment of the hedge effectiveness for the three months ended March 31, 2011 and 2010, respectively.

11. Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income attributable to Company	$407	$422

Denominator:
Basic—weighted average common shares outstanding	420	417
Dilutive effect of employee stock options and other unvested stock awards	3	2

Diluted outstanding shares	423	419

Net income attributable to Company per share:
Basic	$0.97	$1.01

Diluted	$0.96	$1.01

Cash dividends per share	$0.11	$0.10

In addition, the Company had stock options outstanding that were anti-dilutive totaling 3 million and 6 million shares for the three months ended March 31, 2011 and 2010, respectively.
12. Cash Dividends
On February 23, 2011 the Company’s Board of Directors approved a cash dividend of $0.11 per share. The cash dividend was paid on March 25, 2011 to each stockholder of record on March 11, 2011. Cash dividends aggregated $46 million and $42 million for the three months ended March 31, 2011 and 2010, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
National Oilwell Varco, Inc. (the “Company”) is a worldwide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry.
Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results of operations, certain non-GAAP financial measures, including operating profit excluding other costs, operating profit percentage excluding other costs and diluted earnings per share excluding other costs, are provided. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.
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
Petroleum Services & Supplies
Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, and casing; and the design, manufacture and sale of coiled tubing pipe and advanced composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, Brazil, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, and the United Arab Emirates.
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
Critical Accounting Estimates
In our annual report on Form 10-K for the year ended December 31, 2010, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; service and product warranties and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY
National Oilwell Varco generated $407 million in net income attributable to the Company, or $0.96 per fully diluted share, on $3.1 billion in revenue in its first quarter ended March 31, 2011. Compared to the fourth quarter of 2010, revenue declined one percent and net income attributable to the Company declined eight percent. Compared to the first quarter of 2010 revenue increased four percent and net income attributable to the Company decreased four percent.
The first quarter of 2011 included pre-tax transaction charges and the write-down of Libyan assets of $19 million, consisting mostly of the write-down of inventory, fixed assets and accounts receivable rendered uncollectable due to sanctions against Libya. The fourth quarter of 2010 included pre-tax transaction charges of $1 million and the first quarter of 2010 included pre-tax devaluation charges of $38 million. Excluding transaction and devaluation charges along with the write-down of Libyan assets from all periods, first quarter 2011 earnings were $1.00 per fully diluted share, compared to $1.10 per fully diluted share a year ago and $1.05 per fully diluted share last quarter.
Operating profit excluding transaction and devaluation charges was $628 million or 20.0 percent of sales in the first quarter of 2011, compared to $625 million or 19.7 percent of sales in the fourth quarter of 2010 excluding transaction charges. Operating profit excluding transaction and devaluation charges was $648 million or 21.4 percent of sales for the first quarter of 2010.
Revenues, operating profit and operating margins increased both sequentially and year-over-year for the Company’s Petroleum Services & Supplies segment. The Company’s Distribution Services segment generated 23 percent higher sales compared to the first quarter of 2010, but saw sales decline three percent from the fourth quarter of 2010. Both Distribution Services and Petroleum Services & Supplies generally benefitted from high rig counts and oilfield activity. The Company’s Rig Technology segment posted eight percent lower revenues sequentially and 15 percent lower revenues compared to the prior year first quarter, due primarily to lower revenues from the segment’s backlog of capital equipment orders.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession continues to dampen economic growth in many developed economies. As a result asset and commodity prices, including oil and gas prices, declined. After rising steadily for six years to peak at around $140 per barrel earlier in 2008, oil prices collapsed back to average $43 per barrel (West Texas Intermediate Crude Prices) during the first quarter of 2009, but recovered to $76 per barrel range by the end of 2009 and increased to $85 per barrel by the end of 2010. Unrest in the Middle East led to a larger risk premium in oil and prices in excess of $100 per barrel through the first few months of 2011. North American gas prices declined to $3.17 per mmbtu in the third quarter of 2009 but recovered to average $4.18 per mmbtu in the first quarter of 2011. The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability.
The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June 2009. U.S. rig count has since increased to 1,818 in late April 2011, and averaged 1,717 rigs during the first quarter of 2011. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices firmed above $4 per mmbtu and, more recently, as operators began to drill unconventional shale plays targeting oil, rather than gas. Oil drilling has risen to over 50 percent of the total domestic drilling effort.
Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009, but recently climbing back to 1,147 in March 2011.
During 2009 the Company saw its Petroleum Services & Supplies and its Distribution Services margins affected most acutely by a drilling downturn, through both volume and price declines; nevertheless, both of these segments saw pricing stabilize and revenues recover since third quarter 2009 lows. The Company’s Rig Technology segment increased revenues and margins through 2009 owing to its high level of contracted backlog which it executed on very well since the economic downturn. As its backlog declined through 2010 its margins and revenues generally began to move down as well.
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
The industry responded by launching many new rig construction projects since 2005, to: 1) retool the existing fleet of jackup rigs (according to Offshore Data Services, 70 percent of the existing 476 jackup rigs are more than 25 years old); 2) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3) to build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet, and that declining dayrates may accelerate the retirement of older rigs.
As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The decline has reversed since, and the backlog stood at $6.2 billion as of March 31, 2011, partly due to very strong orders during the first quarter of 2011. Orders totaled $2.3 billion, the second highest level of orders taken during a quarter during the history of the Company. Approximately $3.7 billion of these orders are scheduled to flow out as revenue during the remaining three quarters of 2011; $2.0 billion in 2012, and the balance thereafter. The land rig backlog comprised 17 percent and equipment destined for offshore operations comprised 83 percent of the total backlog as of March 31, 2011. Equipment destined for international markets totaled 87 percent of the backlog.
Segment Performance
The Rig Technology segment revenues of $1,608 million in the first quarter of 2011 declined eight percent sequentially and declined 15 percent compared to the first quarter of 2010. Segment operating profit was $419 million and operating margins were 26.1 percent during the first quarter. Compared to the first quarter of 2010 decremental operating leverage or flow-through (the decrease in operating profit divided by the decrease in revenue) was 58 percent, and compared to the fourth quarter of 2010 decremental operating leverage was 53 percent, both greater than expected operating leverage of 30 to 35 percent. The reason for the higher decremental leverage was a mix shift away from higher margin offshore projects won a few years ago, toward lower-priced offshore work, and more land business, which typically carries lower margins. Many offshore projects were contracted at high prices in 2007 and 2008 and subsequently manufactured in much lower cost environments in 2009 and 2010. Sequentially operating margin declined 240 basis points due to mix and slightly lower volumes, and further margin declines are expected through the next few quarters. Non-backlog revenue was roughly flat sequentially, as lower sales of small capital goods which do not flow through the segment’s backlog were offset by higher aftermarket spares and services revenues. Compared to the first quarter of 2010 aftermarket spares and services revenues improved 17 percent. Revenue out of backlog declined 12 percent sequentially. Demand for stimulation equipment, complete land rig packages for international markets, several jackup rigs and six drillship packages contributed to the strong order level during the first quarter. Large shale play fracture stimulation jobs in North America are consuming equipment at a more rapid pace owing to the upturn in oilfield activity and higher equipment intensity in these types of jobs. Additionally, demand is shifting to larger diameter coiled tubing strings to stimulate wells and drill out plugs, which led to demand for the Company’s well-intervention equipment in the quarter. In Brazil the Company submitted tenders for deepwater drillships for Petrobras to shipyards and drilling contractors, which are to be built in Brazil, and expects a decision on these soon. Customer inquiries for pressure control equipment are also trending higher, and orders for pressure control components, spares, repair and services rose during the first quarter, in response to the Macondo blowout.
The Petroleum Services & Supplies segment generated total sales of $1,265 million in the first quarter of 2011, up 11 percent from the fourth quarter of 2010 and up 37 percent from the first quarter of 2010. Operating profit was $231 million or 18.3 percent of sales for the first quarter, compared to 15.0 percent in the fourth quarter of 2010 and 12.2 percent in the first quarter of 2010. Operating leverage or flow-through was 48 percent from the fourth quarter of 2010, and 35 percent from the first quarter of 2010 to the first quarter of 2011. First quarter performance benefitted from high and rising levels of rig activity across North America (up 10 percent sequentially), and a rising shift in drilling toward horizontal wells within the shale plays, which lifted demand for drilling motors, downhole tools, and 4 inch XT drill pipe which led to an exceptionally strong quarter for drill pipe sales). Additionally, drilling in North America shifted toward oil over gas, which prompted demand for fiberglass tubing and line pipe which is used in oil wells to avoid corrosion from associated produced water. Other consumables such as valves, seats, shale shaker screens, etc. improved sequentially on high drilling activity as well. Consolidated segment sales into the U.S. grew 18 percent, Canada improved 23 percent, and international revenues declined three percent sequentially, leading to an overall mix of 60 percent North America and 40 percent international for the first quarter of 2011.
The Distribution Services segment generated $410 million in revenue during the first quarter of 2011, down three percent from the fourth quarter of 2010 and increasing 23 percent from the first quarter of 2010. Operating profit was $27 million, and operating margin was 6.6 percent of sales, down slightly from the fourth quarter of 2010 but doubled year-ago levels. Decremental operating leverage or flow-through was 23 percent sequentially, and incremental operating leverage was 21 percent year-over-year for the first quarter. The segment posted strong margin gains in Canada on small revenue improvements, owing to cost reductions there in earlier periods and strong market conditions in the first quarter. International sales were down sequentially due to large capital spares sales overseas in the fourth quarter which did not repeat. Domestic sales were relatively flat sequentially, at slightly lower margins, due to mix.
Outlook
Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010, and recovery has continued through the first quarter of 2011, led by higher drilling activity in North America, and slowly improving international drilling activity. Order levels for new drilling rigs declined significantly in 2009 as compared to 2008 due to credit market conditions and softer rig activity, but we see clear improvement now due to dayrate stabilization for certain classes of newer technology rigs, lower rig construction costs, and improving availability of financing, including easier payment terms from shipyards. We expect modest declines in Rig Technology revenues and margins over the next few quarters before new offshore rig construction projects can translate into higher revenues.
Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains closely tied to the rig count, particularly in North America. If the rig count continues to increase we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. Many products are beginning to see higher steel, alloy, resin and fiberglass costs impact their business, and are attempting to raise process to offset rising costs. Continuing tight iron ore supplies to the steel mills could adversely affect margins as the year unfolds.
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

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2011 and 2010, and the fourth quarter of 2010 include the following:

				%	%
				1Q11 v	1Q11 v
	1Q11*	4Q10*	1Q10*	4Q10	1Q10
Active Drilling Rigs:
U.S.	1,717	1,687	1,345	1.8%	27.7%
Canada	587	405	470	44.9%	24.9%
International	1,166	1,115	1,063	4.6%	9.7%

Worldwide	3,470	3,207	2,878	8.2%	20.6%

West Texas Intermediate Crude Prices (per barrel)	$93.54	$85.10	$78.64	9.9%	18.9%

Natural Gas Prices ($/mmbtu)	$4.18	$3.80	$5.15	10.0%	(18.8%)

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2011 on a quarterly basis:

Source:	Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 8% (from 3,207 to 3,470) and 2% (from 1,687 to 1,717), respectively, in the first quarter of 2011 compared to the fourth quarter of 2010. The average per barrel price of West Texas Intermediate Crude increased 10% (from $85.10 per barrel to $93.54 per barrel) and natural gas prices increased 10% (from $3.80 per mmbtu to $4.18 per mmbtu) in the first quarter of 2011 compared to the fourth quarter of 2010.
U.S. rig activity at April 21, 2011 was 1,800 rigs compared to the first quarter average of 1,717 rigs, increasing 5%. The price for West Texas Intermediate Crude was at $112.29 per barrel as of April 21, 2011, increasing 20% from the first quarter average. The price for natural gas was at $4.41 per mmbtu as of April 21, 2011, increasing 6% from the first quarter average.
Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Rig Technology	$1,608	$1,886
Petroleum Services & Supplies	1,265	923
Distribution Services	410	334
Elimination	(137)	(111)

Total Revenue	$3,146	$3,032

Operating Profit:
Rig Technology	$419	$581
Petroleum Services & Supplies	231	113
Distribution Services	27	11
Unallocated expenses and eliminations	(68)	(68)

Total Operating Profit	$609	$637

Operating Profit %:
Rig Technology	26.1%	30.8%
Petroleum Services & Supplies	18.3%	12.2%
Distribution Services	6.6%	3.3%
Total Operating Profit %	19.4%	21.0%
Rig Technology
Three Months Ended March 31, 2011 and 2010. Rig Technology revenue in the first quarter of 2011 was $1,608 million, a decrease of $278 million (14.7%) compared to the same period in 2010. This decrease is primarily due to the decrease of revenue out of backlog of $382 million partially offset by the increase in non backlog revenue of $104 million. Backlog was $6.2 billion at March 31, 2011, a 13% increase from March 31, 2010.
Operating profit from Rig Technology was $419 million for the first quarter ended March 31, 2011, a decrease of $162 million (27.9%) over the same period of 2010. Operating profit percentage decreased to 26.1%, from 30.8% for the same prior year period primarily due to a decrease in revenue out of backlog related to offshore projects.
Petroleum Services & Supplies
Three Months Ended March 31, 2011 and 2010. Revenue from Petroleum Services & Supplies was $1,265 million for the first quarter of 2011 compared to $923 million for the first quarter of 2010, an increase of $342 million (37.1%). The increase was primarily attributable to shale plays leading to a strong U.S. market with a 28% increase in U.S. rig activity compared to the first quarter of 2010.

Operating profit from Petroleum Services & Supplies was $231 million for the first quarter ended March 31, 2011, an increase of $118 million (104.4%) over the same period of 2010. Operating profit percentage increased to 18.3%, up from 12.2% for the same prior year period primarily due to increased volume with a strong domestic demand fueled by an increase in rig count. The increase was offset by the write-down of Libyan assets of $15 million, mostly related to accounts receivable affected by sanctions enacted during the quarter along with the write off of certain inventory and fixed assets in the country. The Company’s Rig Technology and Distribution Services segments incurred $2 million of such asset write-downs for a total of $17 million in Libyan asset write-downs incurred by the Company for the first quarter ended March 31, 2011.
Distribution Services
Three Months Ended March 31, 2011 and 2010. Revenue from Distribution Services was $410 million for the first quarter of 2011 compared to $334 million for the first quarter of 2010, an increase of $76 million (22.8%). This increase was primarily attributable to increased U.S. rig count activity as well as a later than usual Canadian breakup.
Operating profit from Distribution Services was $27 million for the first quarter ended March 31, 2011, an increase of $16 million (145.5%) over the same period of 2010. Operating profit percentage increased to 6.6%, up from 3.3% for the same prior year period primarily due to increased volume along with greater cost efficiencies in the quarter.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $68 million for each of the three months ended March 31, 2011 and 2010.
Interest and financial costs
Interest and financial costs were $14 million for the three months ended March 31, 2011 compared to $13 million for the same period in 2010.
Other income (expense), net
Other income (expense), net were expenses, net of $19 million and $16 million for the three months ended March 31, 2011 and 2010, respectively. The increase for the three months ended March 31, 2011, was mainly due to higher foreign exchange losses during the first quarter of 2011 as a result of exchange rate movements, primarily related to the weakening of the U.S. dollar.
Provision for income taxes
The effective tax rate for the three months ended March 31, 2011 was 31.9% compared to 32.0% for the same period in 2010. The effective tax rate was positively impacted in the period by the effect of tax rate reductions on timing differences in foreign jurisdictions and an increase in the benefit of the manufacturing deduction as a result of increasing income in the U.S. This was offset by a reduction in the benefit of lower foreign tax rates as a result of decreasing income in foreign jurisdictions.
Non-GAAP Financial Measures and Reconciliations
In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) operating profit excluding other costs, (ii) operating profit percentage excluding other costs, and (iii) diluted earnings per share excluding other costs. Each of these financial measures excludes the impact of certain other costs and therefore has not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below.
We use these non-GAAP financial measures because we believe it provides useful supplemental information regarding the Company’s on-going economic performance and, therefore, use these non-GAAP financial measures internally to evaluate and manage the Company’s operations. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of on-going operations.
The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Reconciliation of operating profit:
GAAP operating profit	$609	$637
Other costs:
Libya asset write-down	17	—
Transaction costs	2	—
Devaluation costs	—	11

Operating profit excluding other costs	$628	$648

	Three Months Ended
	March 31,
	2011	2010
Reconciliation of operating profit %:
GAAP operating profit %	19.4%	21.0%
Other costs %	0.6%	0.4%

Operating profit % excluding other costs	20.0%	21.4%

	Three Months Ended
	March 31,
	2011	2010
Reconciliation of diluted earnings per share:
GAAP earnings per share	$0.96	$1.01
Other costs	0.04	0.09

Earnings per share excluding other costs	$1.00	$1.10

Liquidity and Capital Resources
Overview
At March 31, 2011, the Company had cash and cash equivalents of $3,060 million, and total debt of $715 million. At December 31, 2010, cash and cash equivalents were $3,333 million and total debt was $887 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Rather than repatriating this cash, the Company may choose to borrow against its credit facility. The Company’s outstanding debt at March 31, 2011 consisted of $200 million of 7.25% Senior Notes due 2011, $200 million of 5.65% Senior Notes due 2012, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $14 million.
There were no borrowings against the Company’s unsecured revolving credit facility, and there were $429 million in outstanding letters of credit issued under the facility, resulting in $1,571 million of funds available under the Company’s unsecured revolving credit facility at March 31, 2011.
The Company had $1,479 million of additional outstanding letters of credit at March 31, 2011, primarily in Norway, that are essentially under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at March 31, 2011.
The following table summarizes our net cash used in provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(25)	$95
Net cash used in investing activities	(123)	(65)
Net cash used in financing activities	(144)	(36)
Operating Activities
For the first three months of 2011, cash used in operating activities was $25 million, a change of $120 million compared to cash provided by operating activities of $95 million in the same period of 2010. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $404 million plus non-cash charges of $230 million less $13 million in equity income from the Company’s unconsolidated affiliate.
Net changes in operating assets and liabilities, net of acquisitions, used $658 million for the first three months of 2011, a $75 million increase from the same period in 2010. Due to an increase in market activity during the first three months of 2011 compared to the same period in 2010, revenue and backlog (milestone invoicing) increased which is reflected in increased accounts receivable coupled with a buildup in inventory. Incentive compensation and tax payments contributed to the reduction in other assets/liabilities, net for the first three months of 2011 compared to the same period in 2010.
Investing Activities
For the first three months of 2011, cash used in investing activities was $123 million compared to cash used in investing of $65 million for the same period of 2010. The primary reason for the increase related to the increase in capital expenditures to approximately $79 million as capital was spent on several international expansion projects during the first three months of 2011 compared to $31 million used in the same period of 2010. In addition, business acquisitions increased slightly to approximately $51 million compared to $46 million used in the same period of 2010.

Financing Activities
For the first three months of 2011, cash used in financing activities was $144 million compared to cash used in financing activities of $36 million for the same period of 2010. The $108 million increase in cash used in financing activities for the first three months of 2011 primarily related to the repayment of $150 million in Senior Notes that were due late in the quarter as well as $20 million in other current borrowings. The Company increased its dividend slightly to $46 million for the first three months of 2011 compared to $42 million for the same period of 2010. The increase in cash used was offset by $58 million in proceeds from stock options exercised during the first three months of 2011 compared to $5 million in proceeds from stock options exercised during the same period in 2010. For the first three months of 2011, the Company used its cash on hand to fund its acquisitions.
The effect of the change in exchange rates on cash flows was a positive $19 million and a negative $8 million for the three months ended March 31, 2011 and 2010, respectively.
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
Forward-Looking Statements
Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $14 million in the first three months of 2011, compared to an $11 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of March 31, 2011 (in millions, except contract rates):

	As of March 31, 2011				December 31,
Functional Currency	2011	2012	2013	Total	2010
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	311	—	—	311	267
Average CAD to USD contract rate	0.9886	—	—	0.9886	1.0072
Fair Value at March 31, 2011 in U.S. dollars	(5)	—	—	(5)	(1)
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	107	18	—	125	55
Average CAD to USD contract rate	0.9929	0.9825	—	0.9915	1.0237
Fair Value at March 31, 2011 in U.S. dollars	2	—	—	2	1
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	5	—	—	5	1
Average USD to EUR contract rate	1.3845	1.4126	—	1.3845	1.3884
Fair Value at March 31, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy EUR:
Notional amount to buy (in euros)	95	16	—	111	74
Average USD to EUR contract rate	1.3379	1.3331	—	1.3372	1.3172
Fair Value at March 31, 2011 in U.S. dollars	6	1	—	7	1
KRW Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	291	123	261	675	273
Average KRW to EUR contract rate	931.39	923.70	918.82	925.09	1,742.53
Fair Value at March 31, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	45,336	3,416	639	49,391	67,657
Average KRW to USD contract rate	1,096.99	1,118.68	1,020.25	1,097.25	1,085.68
Fair Value at March 31, 2011 in U.S. dollars	(1)	—	—	(1)	(3)

	As of March 31, 2011				December 31,
Functional Currency	2011	2012	2013	Total	2010
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	2	—	—	2	—
Average USD to GBP contract rate	1.6225	—	—	1.6225	—
Fair Value at March 31, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	55	10	—	65	49
Average USD to GBP contract rate	1.5471	1.5937	—	1.5544	1.4952
Fair Value at March 31, 2011 in U.S. dollars	3	—	—	3	2
USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	19	—	—	19	19
Average DKK to USD contract rate	5.4881	—	—	5.4881	5.5064
Fair Value at March 31, 2011 in U.S. dollars	1	—	—	1	—
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	204	52	—	256	224
Average USD to EUR contract rate	1.3565	1.3345	—	1.3520	1.3243
Fair Value at March 31, 2011 in U.S. dollars	7	2	—	9	—
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	51	—	—	51	18
Average USD to GBP contract rate	0.6283	—	—	0.6283	1.5724
Fair Value at March 31, 2011 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	515	339	39	893	810
Average NOK to USD contract rate	6.0026	6.2007	6.0278	6.0789	6.2022
Fair Value at March 31, 2011 in U.S. dollars	35	26	1	62	32
Buy SEK/Sell USD:
Notional amount to sell (in U.S. dollars)	8	—	—	8	—
Average SEK to USD contract rate	7.0171	—	—	7.0171	—
Fair Value at March 31, 2011 in U.S. dollars	1	—	—	1	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	11	—	—	11	8
Average DKK to USD contract rate	5.5521	—	—	5.5521	5.5998
Fair Value at March 31, 2011 in U.S. dollars	(1)	—	—	(1)	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	121	9	—	130	66
Average USD to EUR contract rate	1.3941	1.3575	—	1.3914	1.3423
Fair Value at March 31, 2011 in U.S. dollars	(1)	—	—	(1)	1
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	257	29	1	287	229
Average NOK to USD contract rate	5.8414	6.0006	5.9030	5.8575	6.1282
Fair Value at March 31, 2011 in U.S. dollars	(11)	(1)	—	(12)	(7)
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	15	—	—	15	25
Average RUB to USD contract rate	28.6100	—	—	28.6100	31.2030
Fair Value at March 31, 2011 in U.S. dollars	—	—	—	—	(1)
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	103	—	—	103	113
Average DKK to USD contract rate	5.2687	—	—	5.2687	5.6618
Fair Value at March 31, 2011 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at March 31, 2011 in U.S. dollars	2	—	—	2	(1)

Total Fair Value at March 31, 2011 in U.S. dollars	38	28	1	67	24

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $237 million and translation exposures totaling $574 million as of March 31, 2011 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $15 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $57 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At March 31, 2011 our long term borrowings consisted of $200 million in 7.25% Senior Notes, $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
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

Date: May 6, 2011	By: /s/ Clay C. Williams Clay C. Williams
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Amended and Restated Certificate of Incorporation of National-Oilwell, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 11, 2000.

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.