Form 10-Q
period 2011-06-30
NATIONAL OILWELL VARCO INC
filed 2011-08-05
CIK 1021860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011 the registrant had 423,677,637 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NATIONAL OILWELL VARCO, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,440	$3,333
Receivables, net	2,849	2,425
Inventories, net	3,756	3,388
Costs in excess of billings	499	815
Deferred income taxes	301	316
Prepaid and other current assets	381	258

Total current assets	11,226	10,535

Property, plant and equipment, net	1,921	1,840
Deferred income taxes	179	341
Goodwill	5,949	5,790
Intangibles, net	4,063	4,103
Investment in unconsolidated affiliate	361	386
Other assets	57	55

Total assets	$23,756	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745	$628
Accrued liabilities	2,179	2,105
Billings in excess of costs	778	511
Current portion of long-term debt and short-term borrowings	2	373
Accrued income taxes	178	468
Deferred income taxes	368	451

Total current liabilities	4,250	4,536

Long-term debt	511	514
Deferred income taxes	1,815	1,885
Other liabilities	275	253

Total liabilities	6,851	7,188

Commitments and contingencies

Stockholders’ equity:
Common stock — par value $.01; 423,228,599 and 421,141,751 shares issued and outstanding at June 30, 2011 and December 31, 2010	4	4
Additional paid-in capital	8,466	8,353
Accumulated other comprehensive income	225	91
Retained earnings	8,095	7,300

Total Company stockholders’ equity	16,790	15,748
Noncontrolling interests	115	114

Total stockholders’ equity	16,905	15,862

Total liabilities and stockholders’ equity	$23,756	$23,050

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$3,513	$2,941	$6,659	$5,973
Cost of revenue	2,430	2,013	4,601	4,083

Gross profit	1,083	928	2,058	1,890
Selling, general and administrative	375	338	741	663

Operating profit	708	590	1,317	1,227
Interest and financial costs	(9)	(13)	(23)	(26)
Interest income	4	3	8	5
Equity income in unconsolidated affiliate	10	8	23	14
Other income (expense), net	(7)	(3)	(26)	(19)

Income before income taxes	706	585	1,299	1,201
Provision for income taxes	226	186	415	383

Net income	480	399	884	818
Net loss attributable to noncontrolling interests	(1)	(2)	(4)	(5)

Net income attributable to Company	$481	$401	$888	$823

Net income attributable to Company per share:
Basic	$1.14	$0.96	$2.11	$1.97

Diluted	$1.13	$0.96	$2.10	$1.96

Cash dividends per share	$0.11	$0.10	$0.22	$0.20

Weighted average shares outstanding:
Basic	422	417	421	417

Diluted	425	419	424	419

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$884	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	251
Deferred income taxes	(9)	(85)
Equity income in unconsolidated affiliate	(23)	(14)
Dividend from unconsolidated affiliate	45	17
Other, net	33	5
Change in operating assets and liabilities, net of acquisitions:
Receivables	(379)	(205)
Inventories	(363)	29
Costs in excess of billings	316	(62)
Prepaid and other current assets	(110)	(6)
Accounts payable	88	13
Billings in excess of costs	267	(636)
Other assets/liabilities, net	(135)	157

Net cash provided by operating activities	887	282

Cash flows from investing activities:
Purchases of property, plant and equipment	(192)	(78)
Business acquisitions, net of cash acquired	(259)	(62)
Dividend from unconsolidated affiliate	13	16
Other	14	16

Net cash used in investing activities	(424)	(108)

Cash flows from financing activities:
Repayments on debt	(372)	(9)
Cash dividends paid	(93)	(84)
Proceeds from stock options exercised	71	8
Other, net	16	3

Net cash used in financing activities	(378)	(82)
Effect of exchange rates on cash	22	(26)

Increase in cash and cash equivalents	107	66
Cash and cash equivalents, beginning of period	3,333	2,622

Cash and cash equivalents, end of period	$3,440	$2,688

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$30	$28
Income taxes	$712	$262
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
In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.
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
2. Inventories, net
Inventories consist of (in millions):

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$772	$661
Work in process	1,139	953
Finished goods and purchased products	1,845	1,774

Total	$3,756	$3,388

3. Accrued Liabilities
Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2011	2010
Customer prepayments and billings	$675	$387
Accrued purchase orders	522	597
Compensation	288	403
Warranty	230	215
Taxes (non income)	91	93
Insurance	67	49
Fair value of derivatives	19	22
Interest	5	11
Other	282	328

Total	$2,179	$2,105

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
The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2010	$215

Net provisions for warranties issued during the year	33
Amounts incurred	(20)
Foreign currency translation and other	2

Balance at June 30, 2011	$230

4. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30,	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$6,868	$6,676
Estimated earnings	4,743	4,665

	11,611	11,341
Less: Billings to date	11,890	11,037

	$(279)	$304

Costs and estimated earnings in excess of billings on uncompleted contracts	$499	$815
Billings in excess of costs and estimated earnings on uncompleted contracts	(778)	(511)

	$(279)	$304

5. Comprehensive Income
The components of comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$480	$399	$884	$818
Currency translation adjustments	28	(62)	92	(76)
Changes in derivative financial instruments, net of tax	5	(55)	42	(81)

Comprehensive income	513	282	1,018	661
Comprehensive loss attributable to noncontrolling interest	(1)	(2)	(4)	(5)

Comprehensive income attributable to Company	$514	$284	$1,022	$666

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three and six months ended June 30, 2011, a majority of these local currencies strengthened against the U.S. dollar resulting in a net increase to Other Comprehensive Income of $28 million and $92 million, respectively, upon the translation of their financial statements from their local currency to the U.S. dollar.
The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of accumulated Other Comprehensive Income related to the fair value of derivatives that have settled in the current or prior periods. The accumulated effect is an increase in Other Comprehensive Income of $5 million (net of tax of $2 million) and $42 million (net of tax of $16 million) for the three and six months ended June 30, 2011, respectively.

6. Business Segments
Operating results by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Rig Technology	$1,894	$1,672	$3,502	$3,558
Petroleum Services & Supplies	1,359	1,033	2,624	1,956
Distribution Services	423	365	833	699
Elimination	(163)	(129)	(300)	(240)

Total Revenue	$3,513	$2,941	$6,659	$5,973

Operating Profit:
Rig Technology	$514	$505	$933	$1,086
Petroleum Services & Supplies	249	138	480	251
Distribution Services	25	13	52	24
Unallocated expenses and eliminations	(80)	(66)	(148)	(134)

Total Operating Profit	$708	$590	$1,317	$1,227

Operating Profit %:
Rig Technology	27.1%	30.2%	26.6%	30.5%
Petroleum Services & Supplies	18.3%	13.4%	18.3%	12.8%
Distribution Services	5.9%	3.6%	6.2%	3.4%
Total Operating Profit %	20.2%	20.1%	19.8%	20.5%
The Company had revenues of 12% of total revenue from one of its customers for each of the three and six months ended June 30, 2011, and revenues of 17% and 19% of total revenue from one of its customers for the three and six months ended June 30, 2010, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7. Debt
Debt consists of (in millions):

	June 30,	December 31,
	2011	2010
Senior Notes, interest at 6.5% payable semiannually, principal due on March 15, 2011	$—	$150

Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	—	201

Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	200	200

Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	150	151

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151

Other	12	34

Total debt	513	887
Less current portion	2	373

Long-term debt	$511	$514

Senior Notes
On March 15, 2011, the Company repaid $150 million of its 6.5% unsecured Senior Notes using available cash balances and on May 1, 2011, the Company repaid $200 million of its 7.25% unsecured Senior Notes using available cash balances. The remaining Senior Notes contain reporting covenants, and the Company was in compliance at June 30, 2011.
Revolving Credit Facilities
On April 21, 2008, the Company replaced its existing $500 million unsecured revolving credit facility with an aggregate of $3 billion of unsecured credit facilities and borrowed $2 billion to finance the cash portion of the Grant Prideco acquisition. These facilities consisted of a $2 billion, five-year revolving credit facility and a $1 billion, 364-day revolving credit facility which was terminated early in February 2009. At June 30, 2011 there were no borrowings against the remaining credit facility, and there were $559 million in outstanding letters of credit issued under this facility, resulting in $1,441 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at June 30, 2011.
The Company also had $1,716 million of additional outstanding letters of credit at June 30, 2011, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

8. Tax
The effective tax rate for the three and six months ended June 30, 2011 was 32.0% and 31.9%, respectively, compared to 31.8% and 31.9% for the same period in 2010. The effective tax rate was positively impacted in the period by an increase in income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, which are indefinitely reinvested. This was offset by an increase in nondeductible expenses incurred in foreign jurisdictions.
The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Federal income tax at U.S. federal statutory rate	$247	$205	$455	$420
Foreign income tax rate differential	(41)	(18)	(65)	(58)
State income tax, net of federal benefit	5	5	11	7
Nondeductible expenses	14	5	24	24
Tax benefit of manufacturing deduction	(6)	(3)	(12)	(6)
Foreign dividends, net of foreign tax credits	5	6	10	7
Tax rate change on temporary differences	—	—	(13)	—
Change in uncertain tax positions and other	2	(14)	5	(11)

Provision for income taxes	$226	$186	$415	$383

The balance of unrecognized tax benefits at June 30, 2011 was $117 million. The Company recognized no material changes in the balance of unrecognized tax benefits for the three and six months ended June 30, 2011.
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

9. Stock-Based Compensation
The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 25.5 million. As of June 30, 2011, 5,647,612 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $19 million and $36 million for the three and six months ended June 30, 2011, respectively, and $16 million and $33 million for the three and six months ended June 30, 2010, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $6 million and $11 million for the three and six months ended June 30, 2011, respectively, and $5 million and $10 million for the three and six months ended June 30, 2010, respectively.
During the six months ended June 30, 2011, the Company granted 2,277,946 stock options and 374,425 shares of restricted stock and restricted stock units, which includes 131,300 performance-based restricted stock awards. Out of the total number of stock options granted, 2,255,322 were granted February 22, 2011 with an exercise price of $79.80. These options generally vest over a three-year period from the grant date. The remaining 22,624 options were granted May 19, 2011 to the non-employee members of the board of directors at an exercise price of $67.93. These options generally vest over a three-year period from the grant date. Out of the total number of restricted stock and restricted stock units, 234,620 were granted February 22, 2011 and vest on the third anniversary of the date of grant. On May 19, 2011, 8,505 restricted stock awards were granted to the non-employee members of the board of directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance-based restricted stock awards were granted February 22, 2011. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s operating income growth, measured on a percentage basis, from January 1, 2011 through December 31, 2013 exceeding the median operating income level growth of a designated peer group over the same period.
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
At June 30, 2011, the Company has determined that its financial assets of $95 million and liabilities of $20 million (primarily currency related derivatives) are level 2 in the fair value hierarchy. At June 30, 2011, the net fair value of the Company’s foreign currency forward contracts totaled an asset of $75 million.

As of June 30, 2011, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.
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
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2011		2010
British Pound Sterling		£12		£4
Danish Krone	DKK	74	DKK	31
Euro		€262		€122
Norwegian Krone	NOK	5,274	NOK	4,983
U.S. Dollar		$379		$247
Japanese Yen		¥122		¥-
Singapore Dollar	SGD	5	SGD	-
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

	Currency Denomination
	June 30,	December 31,
Foreign Currency	2011	2010
U.S. Dollar	$—	$1
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
The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2011		2010
British Pound Sterling		£6		£8
Danish Krone	DKK	48	DKK	115
Euro		€72		€97
Norwegian Krone	NOK	1,130	NOK	1,442
U.S. Dollar		$635		$328
Russian Ruble	RUB	711	RUB	780
Brazilian Real	BRL	38	BRL	—
Japanese Yen		¥244		¥—
Singapore Dollar	SGD	37	SGD	—
The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$58	$28	Accrued liabilities	$12	$12
Foreign exchange contracts	Other Assets	24	12	Other Liabilities	1	1

Total derivatives designated as hedging instruments under ASC Topic 815		$82	$40		$13	$13

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$13	$7	Accrued liabilities	$7	$10

Total derivatives not designated as hedging instruments under ASC Topic 815		$13	$7		$7	$10

Total derivatives		$95	$47		$20	$23

The Effect of Derivative Instruments on the Consolidated Statement of Income
($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010
			Revenue	21	6
Foreign exchange contracts	87	(116)	Cost of revenue	9	(16)	Other income (expense), net	(2) 8

Total	87	(116)		30	(10)		(2) 8

Derivatives in ASC Topic 815	Location of Gain (Loss)	Amount of Gain (Loss)		ASC Topic 815	Location of Gain (Loss)	Recognized in Income on
Fair Value	Recognized in Income	Recognized in Income on		Fair Value Hedge	Recognized in Income on	Related Hedged
Hedging Relationships	on Derivative	Derivative		Relationships	Related Hedged Item	Items
		Six Months Ended				Six Months Ended
		June 30,				June 30,
		2011	2010			2011	2010
Foreign exchange contracts	Revenue	—	(2)	Firm commitments	Revenue	—	2
Total		—	(2)			—	2

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Six Months Ended
		June 30,
		2011	2010

Foreign exchange contracts	Other income (expense), net	(15)	22

Total		(15)	22

(a)	The Company expects that ($34) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents ($2) million and $8 million related to the ineffective portion of the hedging relationships for the six months ended June 30, 2011 and 2010, respectively, and ($1) million and $9 million related to the amount excluded from the assessment of the hedge effectiveness for the six months ended June 30, 2011 and 2010, respectively.

11. Net Income Attributable to Company Per Share
The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Company	$481	$401	$888	$823

Denominator:
Basic—weighted average common shares outstanding	422	417	421	417
Dilutive effect of employee stock options and other unvested stock awards	3	2	3	2

Diluted outstanding shares	425	419	424	419

Net income attributable to Company per share:
Basic	$1.14	$0.96	$2.11	$1.97

Diluted	$1.13	$0.96	$2.10	$1.96

Cash dividends per share	$0.11	$0.10	$0.22	$0.20

In addition, the Company had stock options outstanding that were anti-dilutive totaling 2 million and 3 million shares for the three and six months ended June 30, 2011, respectively, and 6 million and 5 million shares for the three and six months ended June 30, 2010, respectively.
12. Cash Dividends
On May 11, 2011 the Company’s Board of Directors approved a cash dividend of $0.11 per share. The cash dividend was paid on June 24, 2011 to each stockholder of record on June 10, 2011. Cash dividends aggregated $47 million and $93 million for the three and six months ended June 30, 2011, respectively, and $42 million and $84 million for the three and six months ended June 30, 2010, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.
13. Subsequent Event
Subsequent to June 30, 2011, the Company entered into an agreement to acquire Ameron International Corporation (“Ameron”) for approximately $772 million. Under the agreement, Ameron’s stockholders would receive $85.00 per share in cash in return for each of the approximately 9.1 million shares outstanding. The boards of directors of the Company and Ameron have unanimously approved the transaction, which is subject to customary closing conditions, including the approval of holders of at least a majority of Ameron’s outstanding shares and approval from various regulatory agencies.
14. Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU No. 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact ASU No. 2011-04 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.
In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact ASU No. 2011-05 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
National Oilwell Varco, Inc. (the “Company”) is a worldwide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry.
Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results of operations, certain non-GAAP financial measures, including operating profit excluding other costs, operating profit percentage excluding other costs and diluted earnings per share excluding other costs, are provided. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.
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

EXECUTIVE SUMMARY
National Oilwell Varco generated $481 million in net income attributable to Company, or $1.13 per fully diluted share, on $3.51 billion in revenue in its second quarter ended June 30, 2011. Compared to the first quarter of 2011, revenue increased 12 percent and net income attributable to Company increased 18 percent. Compared to the second quarter of 2010, revenue increased 19 percent and net income attributable to Company increased 20 percent.
The second quarter of 2011 included pre-tax transaction charges of $4 million, the first quarter of 2011 included pre-tax transaction charges and Libya asset write-downs of $19 million, and the second quarter of 2010 included pre-tax transaction charges of $4 million. Excluding these charges from all periods, second quarter 2011 earnings were $1.14 per fully diluted share, compared to $1.00 per fully diluted share last quarter and $0.97 per fully diluted share a year ago. Operating profit excluding these charges was $712 million or 20.3 percent of sales in the second quarter of 2011, compared to $628 million or 20.0 percent of sales last quarter, and $594 million or 20.2 percent of sales a year ago.
Revenues increased both sequentially and year-over-year for all three of the Company’s segments. The Company’s largest segment, Rig Technology, generated higher operating profit sequentially and year-over-year, on sales growth of 18 percent and 13 percent, respectively. Both Petroleum Services & Supplies and Distribution Services segments generated higher year-over-year operating profit and higher operating margins in the second quarter of 2011, owing to higher levels of drilling activity worldwide as compared to the second quarter of 2010. Compared to the first quarter of 2011, operating profit increased slightly for the Petroleum Services & Supplies segment, and decreased slightly for the Distribution Services segment. Operating margins for both declined slightly sequentially, due in part to the seasonal downturn in drilling activity in Canada due to breakup, when authorities enact road transport bans on heavy rig moves to prevent road damage as the ground thaws, and due to flooding in the upper midwest of the U.S.
Oil & Gas Equipment and Services Market
Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but economic growth in many developed economies continues to be weak. As a result asset and commodity prices, including oil and gas prices, declined in 2009. After rising steadily for six years to peak at around $140 per barrel earlier in 2008, oil prices collapsed back to average $43 per barrel (West Texas Intermediate Crude Prices) during the first quarter of 2009, but recovered to $76 per barrel range by the end of 2009 and increased to $102 per barrel by the second quarter of 2011, partly due to unrest in the Middle East. North American gas prices declined to $3.17 per mmbtu in the third quarter of 2009 but recovered to average $4.36 per mmbtu in the second quarter of 2011. The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. However, higher commodity prices led to a recovery in drilling activity through the past six quarters.
The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count has since increased to 1,908 at July 29, 2011, and averaged 1,829 rigs during the second quarter of 2011. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices firmed above $4 per mmbtu and, more recently, as operators began to drill unconventional shale plays targeting oil, rather than gas. For the first time in over 16 years oil drilling has risen to over 50 percent of the total domestic drilling effort.
Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009, but recently climbing back to 1,157 in the second quarter of 2011.

During 2009 the Company saw its Petroleum Services & Supplies and its Distribution Services margins affected most acutely by a drilling downturn, through both volume and price declines; nevertheless, both of these segments saw pricing stabilize and revenues recover since third quarter 2009 lows. The Company’s Rig Technology segment increased revenues and margins through 2009 owing to its high level of contracted backlog which it executed on very well since the economic downturn. In the first half of 2010 the segment posted operating margins of more than 30 percent, but saw its margins decline modestly since then, due to a declining mix of higher margin sales made in the 2007-2008 timeframe, and a rising mix of more recent sales made at lower pricing.
The economic decline beginning in late 2008 followed an extended period of high drilling activity which fueled strong demand for oilfield services between 2003 and 2008. Incremental drilling activity through the upswing shifted toward harsh environments, employing increasingly sophisticated technology to find and produce reserves. Higher utilization of drilling rigs tested the capability of the world’s fleet of rigs, much of which is old and of limited capability. Technology has advanced significantly since most of the existing rig fleet was built. The industry invested little during the late 1980’s and 1990’s on new drilling equipment, but drilling technology progressed steadily nonetheless, as the Company and its competitors continued to invest in new and better ways of drilling. As a consequence, the safety, reliability, and efficiency of new, modern rigs surpass the performance of most of the older rigs at work today. Drilling rigs are now being pushed to drill deeper wells, more complex wells, highly deviated wells and horizontal wells, tasks which require larger rigs with more capabilities. The drilling process effectively consumes the mechanical components of a rig, which wear out and need periodic repair or replacement. This process was accelerated by very high rig utilization and wellbore complexity. Drilling consumes rigs; more complex and challenging drilling consumes rigs faster.
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
As a result of these trends, the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. The credit crisis and slowing drilling activity led to lower orders in 2009, causing the backlog to decline to $4.9 billion by June 30, 2010. Orders have risen sharply since then, lifting the segment’s backlog to $7.7 billion as of June 30, 2011. Orders totaled $3.0 billion for the second quarter of 2011, double the revenue out of backlog, and represents a record level for the Rig Technology segment’s capital equipment sales. Approximately $2.8 billion of backlog orders are scheduled to flow out as revenue during the second half of 2011; $4.3 billion in 2012, and the balance thereafter. The land rig backlog comprised 16 percent and equipment destined for offshore operations comprised 84 percent of the total backlog as of June 30, 2011. Equipment destined for international markets totaled 84 percent of the backlog.
Segment Performance
The Rig Technology segment revenues of $1,894 million in the second quarter of 2011 increased 18 percent sequentially and increased 13 percent compared to the second quarter of 2010. Segment operating profit was $514 million and operating margins were 27.1 percent during the second quarter. Compared to the first quarter of 2011, incremental operating leverage or flow-through (the change in operating profit divided by the change in revenue) was 33 percent, and compared to the second quarter of 2010 incremental operating leverage was four percent. The reason for the low year-over-year incremental leverage was a mix shift away from higher margin offshore projects won a few years ago, toward lower-priced offshore work, and more land business, which typically carries lower margins. Many offshore projects were contracted at high prices in 2007 and 2008 and subsequently manufactured in much lower cost environments in 2009 and 2010. Year-over-year operating margin declined 310 basis points due to this mix effect. Sequentially, margins improved mostly due to lower costs experienced on the fabrication of drilling risers the segment is building for the many offshore rigs in its backlog. The transfer late last year of drilling riser fabrication operations to South Korea improved proximity to the shipyards and reduced manufacturing expense, leading to favorable cost estimate adjustments for new rig construction projects. Sequentially, revenue out of backlog improved 24 percent and aftermarket spares and services revenues improved four percent. Compared to the second quarter of 2010 revenue out of backlog grew 11 percent and aftermarket spares and services revenues improved 13 percent. Demand for stimulation equipment, complete land rig packages for North American markets, six jackup rigs and eight drillship packages contributed to the record order level during the second quarter. The second quarter did not include orders for new deepwater rigs for Brazil, and the Company continues to bid seven deepwater drillships to be built for Petrobras. Customer inquiries for pressure control equipment are also trending higher, and orders for pressure control components, spares, repair and services rose during the second quarter, in response to the Macondo blowout.
The Petroleum Services & Supplies (“PSS”) segment generated total sales of $1,359 million in the second quarter of 2011, up seven percent from the first quarter of 2011 and up 32 percent from the second quarter of 2010. The increase in PSS revenue was mainly due to strong U.S. activity where the rig count averaged 1,829 rigs during the second quarter of 2011 (its highest level since the fourth quarter of 2008) and helped to offset the drop in Canada rig count which declined from a first quarter 2011 average of 587 rigs to an average of 188 rigs in the second quarter of 2011. Operating profit was $249 million or 18.3 percent of sales for the second quarter, compared to 18.3 percent in the first quarter of 2011 and 13.4 percent in the second quarter of 2010. Operating leverage or flow-through was 19 percent from the first quarter of 2011, and 34 percent from the second quarter of 2010 to the second quarter of 2011. Lower sequential flow-throughs and margins were due to the impact of the seasonal breakup in Canada and flooding in the Bakken region, which reduced revenues at high margins, mostly affecting NOV Downhole Tools and Wellsite Services. These declines were offset by higher revenues from recent acquisitions, and modestly lower margins on increased sales in Mission, drillpipe, and conductor pipe connections, owing to mix. Additionally, the segment posted higher startup costs for a number of new locations. Operations in North Africa and the Middle East continue to face low levels of activity due to continuing unrest in that region. Tuboscope posted sharply higher coating and pipe inspection revenues at strong incremental margins.
The Distribution Services segment generated $423 million in revenue during the second quarter of 2011, up three percent from the first quarter of 2011 and increasing 16 percent from the second quarter of 2010. Operating profit was $25 million, and operating margin was 5.9 percent of sales, down slightly from the first quarter of 2011, but double year ago levels. Operating leverage or flow-through was 21 percent year-over-year. The segment posted sharp declines in Canada due to seasonal breakup, but was nevertheless able to maintain good profitability. U.S. and international sales both increased sequentially, with international operations helped by the segment’s acquisition of a business in the U.K. The U.S. and international accounted for 51 percent and 36 percent of the segment’s mix, respectively. Domestic margins declined slightly due to new facility startup costs in South Texas, Pennsylvania and the mid-continent. Industrial products margins declined in Argentina and Europe, but the group is experiencing rising demand for artificial lift products in international markets.
Outlook
Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010, and recovery has continued through the first half of 2011, led by higher drilling activity in North America, and slowly improving international drilling activity. Order levels for new drilling rigs has rebounded sharply, and the Rig Technology segment continued to experience a high level of interest in new capital equipment through July 2011. Rig dayrates appear to have stabilized for certain classes of newer technology rigs, and lower rig construction costs and improving availability of financing have elevated demand. We expect lower pricing in our backlog to lead to modest declines in Rig Technology margins over the next few quarters, until recently won offshore rig construction orders begin to generate revenues at higher margins.
Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution Services segment remains closely tied to the rig count, particularly in North America. If the rig count continues at current or higher levels, we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. Many products are beginning to see higher steel, alloy, resin and fiberglass costs impact their business, and are attempting to raise prices to offset rising costs. Continuing tight iron ore supplies to the steel mills could adversely affect margins as the year unfolds.
The Company believes it is well positioned, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate earnings during the remainder of the year.
As of early August 2011, the recovery of the world economy continues to move forward with a great deal of uncertainty as the world watches the sovereign debt crisis in several European countries unfold, the U.S. government’s continued struggles with its own sovereign debt levels and a potential credit downgrade, and general global economic worries and market turbulence. If such global economic uncertainties develop adversely, world oil and gas prices could be impacted which in turn could negatively impact the worldwide rig count and the Company’s future financial results.

Operating Environment Overview
The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2011 and 2010, and the first quarter of 2011 include the following:

				%	%
				2Q11 v	2Q11 v
	2Q11*	1Q11*	2Q10*	1Q11	2Q10
Active Drilling Rigs:
U.S.	1,829	1,717	1,508	6.5%	21.3%
Canada	188	587	166	(68.0%)	13.3%
International	1,147	1,166	1,088	(1.6%)	5.4%

Worldwide	3,164	3,470	2,762	(8.8%)	14.6%

West Texas Intermediate Crude Prices (per barrel)	$102.23	$93.54	$77.79	9.3%	31.4%

Natural Gas Prices ($/mmbtu)	$4.36	$4.18	$4.32	4.3%	0.9%

*	Averages for the quarters indicated. See sources below.
The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2011 on a quarterly basis:
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The quarterly average rig count decreased 9% (from 3,470 to 3,164) worldwide while the U.S. average increased 7% (from 1,717 to 1,829), in the second quarter of 2011 compared to the first quarter of 2011. The average per barrel price of West Texas Intermediate Crude increased 9% (from $93.54 per barrel to $102.23 per barrel) and natural gas prices increased 4% (from $4.18 per mmbtu to $4.36 per mmbtu) in the second quarter of 2011 compared to the first quarter of 2011.
U.S. rig activity at July 29, 2011 was 1,908 rigs compared to the second quarter average of 1,829 rigs, increasing 5%. The price for West Texas Intermediate Crude was at $99.87 per barrel as of July 22, 2011, decreasing 2% from the second quarter average. The price for natural gas was at $4.26 per mmbtu as of July 29, 2011, increasing 1% from the second quarter average.
Results of Operations
Operating results by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Rig Technology	$1,894	$1,672	$3,502	$3,558
Petroleum Services & Supplies	1,359	1,033	2,624	1,956
Distribution Services	423	365	833	699
Elimination	(163)	(129)	(300)	(240)

Total Revenue	$3,513	$2,941	$6,659	$5,973

Operating Profit:
Rig Technology	$514	$505	$933	$1,086
Petroleum Services & Supplies	249	138	480	251
Distribution Services	25	13	52	24
Unallocated expenses and eliminations	(80)	(66)	(148)	(134)

Total Operating Profit	$708	$590	$1,317	$1,227

Operating Profit %:
Rig Technology	27.1%	30.2%	26.6%	30.5%
Petroleum Services & Supplies	18.3%	13.4%	18.3%	12.8%
Distribution Services	5.9%	3.6%	6.2%	3.4%
Total Operating Profit %	20.2%	20.1%	19.8%	20.5%
Rig Technology
Three Months Ended June 30, 2011 and 2010. Rig Technology revenue in the second quarter of 2011 was $1,894 million, an increase of $222 million (13.3%) compared to the same period in 2010. This increase is primarily due to the increase of revenue out of backlog of $139 million as well as an increase in non backlog revenue of $83 million. Backlog was $7.7 billion at June 30, 2011, a 59% increase from June 30, 2010.
Operating profit from Rig Technology was $514 million for the second quarter ended June 30, 2011, an increase of $9 million (1.8%) over the same period of 2010. Operating profit percentage decreased to 27.1%, from 30.2% for the same prior year period primarily due to a decrease in the average margin of revenue out of backlog as contracts signed during 2009 and 2010 contain less favorable margins compared to contracts won during the order ramp-up from 2005 to 2008.
Six Months Ended June 30, 2011 and 2010. Rig Technology revenue for the first six months of 2011 was $3,502 million, a decrease of $56 million (1.6%) compared to the same period in 2010. This decrease is primarily due to the decrease of revenue out of backlog of $243 million offset by the increase in non backlog revenue of $187 million.
Operating profit from Rig Technology was $933 million for the first six months of 2011, a decrease of $153 million (14.1%) over the same period of 2010. Operating profit percentage decreased to 26.6%, from 30.5% for the same prior year period primarily due to a decrease in the average margin of revenue out of backlog as contracts signed during 2009 and 2010 contain less favorable margins compared to contracts won during the order ramp-up from 2005 to 2008.

Petroleum Services & Supplies
Three Months Ended June 30, 2011 and 2010. Revenue from Petroleum Services & Supplies was $1,359 million for the second quarter of 2011 compared to $1,033 million for the second quarter of 2010, an increase of $326 million (31.6%). The increase was primarily attributable to shale plays leading to a strong U.S. market with a 21.3% increase in U.S. rig activity compared to the second quarter of 2010.
Operating profit from Petroleum Services & Supplies was $249 million for the second quarter ended June 30, 2011, an increase of $111 million (80.4%) over the same period of 2010. Operating profit percentage increased to 18.3%, up from 13.4% for the same prior year period primarily due to increased volume with a strong domestic demand fueled by an increase in rig count.
Six Months Ended June 30, 2011 and 2010. Revenue from Petroleum Services & Supplies was $2,624 million for the first half of 2011 compared to $1,956 million for the first half of 2010, an increase of $668 million (34.2%). The increase was primarily attributable to shale plays leading to a strong U.S. market with increased U.S. rig activity compared to the first half of 2010.
Operating profit from Petroleum Services & Supplies was $480 million for the six months ended June 30, 2011, an increase of $229 million (91.2%) over the same period of 2010. Operating profit percentage increased to 18.3%, up from 12.8% for the same prior year period primarily due to increased volume with a strong domestic demand fueled by an increase in rig count. The increase was offset by the write-down, in the first quarter, of Libyan assets of $15 million, mostly related to accounts receivable affected by sanctions enacted during the quarter along with the write off of certain inventory and fixed assets in the country. The Company’s Rig Technology and Distribution Services segments incurred $2 million of such asset write-downs during the first quarter for a total of $17 million in Libyan asset write-downs incurred by the Company.
Distribution Services
Three Months Ended June 30, 2011 and 2010. Revenue from Distribution Services was $423 million for the second quarter of 2011 compared to $365 million for the second quarter of 2010, an increase of $58 million (15.9%). This increase was primarily attributable to increased U.S. rig count activity.
Operating profit from Distribution Services was $25 million for the second quarter ended June 30, 2011, an increase of $12 million (92.3%) over the same period of 2010. Operating profit percentage increased to 5.9%, up from 3.6% for the same prior year period primarily due to better pricing related to strong demand fueled by an increase in U.S. rig count activity.
Six Months Ended June 30, 2011 and 2010. Revenue from Distribution Services was $833 million for the first six months of 2011 compared to $699 million for the first six months of 2010, an increase of $134 million (19.2%). This increase was primarily attributable to increased U.S. rig count activity.
Operating profit from Distribution Services was $52 million for the first six months of 2011 compared to $24 million for the same period in 2010, an increase of $28 million (116.7%). Operating profit percentage increased to 6.2%, up from 3.4% for the same prior year period primarily due to greater cost efficiencies and better pricing related to strong demand fueled by an increase in U.S. rig count activity.
Unallocated expenses and eliminations
Unallocated expenses and eliminations were $80 million and $148 million for the three and six months ended June 30, 2011, respectively, compared to $66 million and $134, respectively, for the same periods in 2010. This increase is primarily due to higher tax consulting expenses, legal costs associated with acquisitions and intersegment eliminations.
Interest and financial costs
Interest and financial costs were $9 million and $23 million for the three and six months ended June 30, 2011, respectively, compared to $13 million and $26 million, respectively, for the same periods in 2010. The decrease in interest and financial costs was due to an overall decrease in debt levels for the three and six months ended June 30, 2011 compared to the same periods in 2010.

Other income (expense), net
Other income (expense), net were expenses of $7 million and $26 million for the three and six months ended June 30, 2011, respectively, compared to $3 million and $19 million, respectively for the same periods in 2010. The increase for the three and six months ended June 30, 2011, was mainly due to higher foreign exchange losses during 2011 as a result of exchange rate movements, primarily related to the weakening of the U.S. dollar.
Provision for income taxes
The effective tax rate for the three and six months ended June 30, 2011 was 32.0% and 31.9%, respectively, compared to 31.8% and 31.9% for the same period in 2010. The effective tax rate was positively impacted in the period by an increase in income earned in foreign jurisdictions with tax rates lower than the U.S. federal statutory rate, which are indefinitely reinvested. This was offset by an increase in non-deductible expenses incurred in foreign jurisdictions.

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
The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of operating profit:
GAAP operating profit	$708	$590	$1,317	$1,227
Other costs:
Transaction costs	4	4	6	4
Libya asset write-down	—	—	17	—
Devaluation costs	—	—	—	11

Operating profit excluding other costs	$712	$594	$1,340	$1,242

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of operating profit %:
GAAP operating profit %	20.2%	20.1%	19.8%	20.5%
Other costs %	0.1%	0.1%	0.3%	0.3%

Operating profit % excluding other costs	20.3%	20.2%	20.1%	20.8%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.13	$0.96	$2.10	$1.96
Other costs	0.01	0.01	0.05	0.10

Earnings per share excluding other costs	$1.14	$0.97	$2.15	$2.06

Liquidity and Capital Resources
Overview
At June 30, 2011, the Company had cash and cash equivalents of $3,440 million, and total debt of $513 million. At December 31, 2010, cash and cash equivalents were $3,333 million and total debt was $887 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Rather than repatriating this cash, the Company may choose to borrow against its credit facility. The Company’s outstanding debt at June 30, 2011 consisted of $200 million of 5.65% Senior Notes due 2012, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $12 million.
There were no borrowings against the Company’s unsecured revolving credit facility, and there were $559 million in outstanding letters of credit issued under the facility, resulting in $1,441 million of funds available under the Company’s unsecured revolving credit facility at June 30, 2011.
The Company had $1,716 million of additional outstanding letters of credit at June 30, 2011, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds. The Senior Notes contain reporting covenants and the credit facility contains a financial covenant regarding maximum debt to capitalization. The Company was in compliance with all covenants at June 30, 2011.
The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$887	$282
Net cash used in investing activities	(424)	(108)
Net cash used in financing activities	(378)	(82)
Operating Activities
For the first six months of 2011, cash provided by operating activities was $887 million, an increase of $605 million compared to cash provided by operating activities of $282 million in the same period of 2010. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $884 million plus non-cash charges of $273 million and $45 million of the dividend received from the Company’s unconsolidated affiliate less $23 million in equity income from the Company’s unconsolidated affiliate.
Net changes in operating assets and liabilities, net of acquisitions, used $316 million for the first six months of 2011 compared to $710 million used in the same period in 2010. Due to an increase in market activity during the first six months of 2011 compared to the same period in 2010, revenue and backlog (milestone invoicing) increased which is reflected in increased accounts receivable coupled with a buildup in inventory, partially offset by a decrease in costs in excess of billings and an increase in billings in excess of costs. Incentive compensation and tax payments contributed to the reduction in other assets/liabilities, net for the first six months of 2011 compared to the same period in 2010.
The Company received $58 million and $33 million in dividends from its unconsolidated affiliate in 2011 and 2010, respectively. The portion included in operating activities in 2011 and 2010 was $45 million and $17 million, respectively. The remaining $13 million and $16 million were included in investing activities in 2011 and 2010, respectively.
Investing Activities
For the first six months of 2011, cash used in investing activities was $424 million compared to cash used in investing activities of $108 million for the same period of 2010. The primary reason for the increase related to the increase in cash paid for acquisitions to approximately $259 million during the first six months of 2011 compared to $62 million during the same period of 2010. In addition, capital expenditures increased to approximately $192 million as capital was spent on several U.S. and international expansion projects during the first six months of 2011 compared to $78 million used in the same period of 2010.

Financing Activities
For the first six months of 2011, cash used in financing activities was $378 million compared to cash used in financing activities of $82 million for the same period of 2010. The $296 million increase in cash used in financing activities for the first six months of 2011 primarily related to the repayment of $150 million in Senior Notes that were due late in the first quarter, $200 million in Senior Notes that were due in the second quarter as well as $20 million in other current borrowings. The Company increased its dividend slightly to $93 million for the first six months of 2011 compared to $84 million for the same period of 2010. The increase in cash used was offset by $71 million in proceeds from stock options exercised during the first six months of 2011 compared to $8 million in proceeds from stock options exercised during the same period in 2010. For the first six months of 2011, the Company used its cash on hand to fund its acquisitions.
The effect of the change in exchange rates on cash flows was a positive $22 million and a negative $26 million for the six months ended June 30, 2011 and 2010, respectively.
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
Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ ASU No. 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU No. 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact ASU No. 2011-04 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.
In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact ASU No. 2011-05 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:
Foreign Currency Exchange Rates
We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $16 million in the first six months of 2011, compared to a $14 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.
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
The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of June 30, 2011 (in millions, except contract rates):

	As of June 30, 2011				December 31,
Functional Currency	2011	2012	2013	Total	2010
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	331	—	—	331	267
Average CAD to USD contract rate	0.9773	—	—	0.9773	1.0072
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	(1)
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	122	50	—	172	55
Average CAD to USD contract rate	0.9886	0.9805	—	0.9841	1.0237
Fair Value at June 30, 2011 in U.S. dollars	1	—	—	1	1
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	99	—	—	99	113
Average DKK to USD contract rate	5.1835	—	—	5.1835	5.6618
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	3	—	—	3	1
Average USD to EUR contract rate	1.4114	—	—	1.4114	1.3884
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy EUR:
Notional amount to buy (in euros)	124	37	—	161	74
Average USD to EUR contract rate	1.3844	1.3806	—	1.3835	1.3172
Fair Value at June 30, 2011 in U.S. dollars	6	2	—	8	1

	As of June 30, 2011				December 31,
Functional Currency	2011	2012	2013	Total	2010
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	67	—	—	67	—
Average USD to GBP contract rate	1.5945	—	—	1.5607	—
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	36	15	—	51	49
Average USD to GBP contract rate	1.5607	1.5982	—	1.5718	1.4952
Fair Value at June 30, 2011 in U.S. dollars	1	—	—	1	2
KRW Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	119	123	260	502	273
Average KRW to EUR contract rate	926.20	923.70	918.82	921.75	1,742.53
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	69,898	3,416	639	73,953	67,657
Average KRW to USD contract rate	1,075.98	1,118.68	1,020.25	1,066.79	1,085.68
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	(3)

USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	10	10	—	20	19
Average DKK to USD contract rate	5.2876	5.2863	—	5.2876	5.5064
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	203	210	12	425	224
Average USD to EUR contract rate	1.4038	1.4030	1.4029	1.2942	1.3243
Fair Value at June 30, 2011 in U.S. dollars	4	3	—	7	—
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	25	—	—	25	18
Average USD to GBP contract rate	1.6110	—	—	1.6110	1.5724
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	316	474	54	844	810
Average NOK to USD contract rate	5.8989	6.0201	5.9288	5.9688	6.2022
Fair Value at June 30, 2011 in U.S. dollars	27	40	3	70	32
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	—	—	—	—	8
Average DKK to USD contract rate	—	—	—	5.8694	5.5998
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	36	9	—	45	66
Average USD to EUR contract rate	1.4151	1.3575	—	1.4028	1.3423
Fair Value at June 30, 2011 in U.S. dollars	(1)	(1)	—	(2)	1
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	203	35	1	239	229
Average NOK to USD contract rate	5.6470	5.9138	5.9030	5.6878	6.1282
Fair Value at June 30, 2011 in U.S. dollars	(8)	(3)	—	(11)	(7)
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	—	—	—	—	25
Average RUB to USD contract rate	—	—	—	—	31.2030
Fair Value at June 30, 2011 in U.S. dollars	—	—	—	—	(1)
Other Currencies
Fair Value at June 30, 2011 in U.S. dollars	1	—	—	1	(1)

Total Fair Value at June 30, 2011 in U.S. dollars	31	41	3	75	24

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $265 million and translation exposures totaling $803 million as of June 30, 2011 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $17 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $80 million.
The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2011 our long term borrowings consisted of $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
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

Date: August 5, 2011	By:	/s/ Clay C. Williams
Clay C. Williams
Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
(a) Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc.

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo — Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National
Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.

(1)	[Intentionally Omitted]

(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.

(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2008.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.

(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.

(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.

(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.

(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.