Form 10-K
period 2011-12-31
NATIONAL OILWELL VARCO INC
filed 2012-02-23
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12317

NATIONAL OILWELL VARCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0475815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the

Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $33.1 billion. As of February 17, 2012, there were 424,224,491 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2012 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider of equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry. The Company conducts operations in over 900 locations across six continents.

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

The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety and environmental impact of oil and gas operations. The Company’s common stock is traded on the New York Stock Exchange under the symbol “NOV”. The Company operates through three reporting segments: Rig Technology, Petroleum Services & Supplies, and Distribution & Transmission.

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

Petroleum Services & Supplies

Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service drill pipe, tubing, casing, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced fiberglass composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, Brazil, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, Oman, and the United Arab Emirates.

Distribution & Transmission

Our Distribution & Transmission segment provides maintenance, repair and operating supplies (“MRO”) and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America, the segment supports major offshore operations for all the major oil and gas producing regions throughout the world. The segment employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. The segment also has a global reach in oil and gas, waste water treatment, chemical, food and beverage, paper and pulp, mining, agriculture, and a variety of municipal markets and is a leading producer of water transmission pipe and fabricated steel products, such as wind towers, and specialized materials and products used in infrastructure projects. Demand for the segment’s services is determined primarily by the level of drilling, servicing, and oil and gas production activities and is also influenced by the domestic economy in general, housing starts and government policies. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, Kazakhstan, Singapore, Russia, and Malaysia.

The following table sets forth the contribution to our total revenues of our three operating segments (in millions):

	Years Ended December 31,
	2011	2010	2009
Revenue:
Rig Technology	$7,788	$6,965	$8,093
Petroleum Services & Supplies	5,654	4,182	3,745
Distribution & Transmission	1,873	1,546	1,350
Eliminations	(657)	(537)	(476)

Total Revenue	$14,658	$12,156	$12,712

See Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for financial information by segment and a geographical breakout of revenues and long-lived assets. We have included a glossary of oilfield terms at the end of Item 1. “Business” of this Annual Report.

Influence of Oil and Gas Activity Levels on the Company’s Business

The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company’s services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well remediation activity generally spurs demand for the Company’s products and services used to drill and remediate oil and gas wells. Additionally, high levels of oil and gas activity increase cash flows available for oil and gas companies, drilling contractors, oilfield service companies, and manufacturers of oil country tubular goods (“OCTG”) to invest in capital equipment that the Company sells.

Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 11% in 2006, 2% in 2007, and 7% in 2008. As a result of higher cash flows realized by many of the Company’s customers, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases improved significantly between 2006 and 2007, resulting in higher backlogs for the Company at the end of 2008 compared to the end of 2006 and 2007. However, as a result of the financial crisis and significantly lower commodity prices, the worldwide drilling rig count declined 31% in 2009 and customers were far less willing to commit to major capital equipment purchases in 2009. As a result, our order rates were substantially lower in 2009. In 2010, as the financial crisis eased and oil prices recovered, order rates began to improve across a broad array of rig equipment, with a particular focus on continued build out of the deepwater fleet. 2011 saw a further improvement in order rates as commodity prices remained at levels supporting sustained capital spending by our customers. The rig count rose 16% in 2011 compared to 2010. Backlog for the Company was approximately $10.2 billion at December 31, 2011 compared to approximately $5.0 billion and $6.4 billion for December 31, 2010 and 2009, respectively.

In 2009, 2010 and 2011, most of the Company’s revenue from Rig Technology resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally, the Company believes the demand for capital equipment lags increases in the level of drilling activity. Most of the remainder of the Rig Technology segment’s revenue is related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.

The majority of the Company’s revenue from Petroleum Services & Supplies is closely tied to drilling activity, although a portion is related to the sale of capital equipment to drilling contractors, which may somewhat lag the level of drilling activity. Portions of the segment’s revenue that are not tied to drilling activity include (i) the sale of progressive cavity pumps and solids control equipment for use in industrial applications, and (ii) the sale of fiberglass and composite tubing to industrial customers and shipyards, which is generally unrelated to drilling or well remediation activity but may be tied somewhat to oil and gas prices.

The Company’s revenue from Distribution & Transmission is almost entirely driven by drilling activity and oil and gas production activities, with the exception of sales of water pipelines, wind towers, concrete and pole products which is tied to infrastructure spending. Drilling and well servicing activity can fluctuate significantly in a short period of time.

The willingness of oil and gas operators to make capital investments to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including but not limited to: the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil price stability through voluntary production limits of oil; the level of oil production by non-OPEC countries; supply and demand for oil and natural gas; general economic and political conditions; costs of exploration and production; the availability of new leases and concessions; access to external financing; and governmental regulations regarding, among other things, environmental protection, climate change, taxation, price controls and product allocations. The willingness of drilling contractors and well servicing companies to make capital expenditures for the type of specialized equipment the Company provides is also influenced by numerous factors over which the Company has no control, including: the general level of oil and gas well drilling and servicing; rig day-rates; access to external financing; outlook for future increases in well drilling and well remediation activity; steel prices and fabrication costs; and government regulations regarding, among other things, environmental protection, taxation, and price controls.

See additional discussion on current worldwide economic environment and related oil and gas activity levels in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Oil and Gas Well Drilling and Servicing Processes

Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30-foot joints of drill pipe and specialized drilling components known as downhole tools. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem. Increasingly, drilling is performed using a drilling motor, which is attached to the bottom of the drill stem and provides rotational force directly to the bit, and a topdrive, a device suspended from the derrick that turns the entire drill stem, rather than such force being supplied by the rotary table. The use of drilling motors and topdrives permits the drilling contractor to drill directionally, including horizontally. The Company sells and rents drilling motors, drill bits, downhole tools and drill pipe through its Petroleum Services & Supplies segment and sells topdrives through its Rig Technology segment.

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

During the drilling and completion of a well, there exists an ongoing need for various consumables and spare parts. While most of these items are small, in the aggregate they represent an important element of the process. Since it is impractical for each drilling location to have a full supply of these items, drilling contractors and well service companies tend to rely on third parties to stock and deliver these items. The Company provides this capability through its Distribution & Transmission segment, which stocks and sells spares and consumables made by third parties, as well as spares and consumables made by the Company.

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

The ShearMaxTM line of low force BOP shear rams released in 2010 add substantial tubular shearing capability to the Company’s line of pressure control equipment, including the capability to shear large drill pipe tool joints, previously unheard of in the industry. This innovative shear blade design utilizes patented “Puncture Technology” to reduce the shearing pressures 50% or more and in some cases as much as five times lower. The ShearMaxTM Blind shear provides a shear-and-seal design for drill pipe, while the Casing and TJC shears address casing up to 16” OD and most tool joints up to 2” wall thickness, respectively.

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

The products of the Rig Technology segment are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The segment’s primary competitors are Access Oil Tools; Aker Solutions AS; American Block; Bomco; Canrig (a division of Nabors Industries); Cavins Oil Tools; Cameron; DenCon Oil Tools; Forum Oilfield Technologies; General Electric; Hitec Drilling Products; Hong Hua; Huisman; Global Energy Services; M&I Electric; Tesco Corporation; Stewart & Stevenson, Inc.; Huntings, Ltd.; Vanoil; Parveen Industries; Soilmec; TTS Sense; Omron; Bentec; Blohm; Voss; Liebher; Seatrax; McGregor; Rolls Royce and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Rig Technology segment are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.

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

Drill Pipe Products. As a result of its April 2008 acquisition of Grant Prideco, the Company manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by Drill Pipe Products are: (i) drill pipe, (ii) drill collars and heavyweight drill pipe and (iii) drill stem accessories including tool joints. Drill pipe is the principal tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 30,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.

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

Fiberglass & Composite Tubulars. When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name “Star®”, and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Through further acquisitions and investments in technologies, the Company has extended its fiberglass and composite tubing offering into industrial and marine applications, in addition to its oilfield market.

In 2011, the Company acquired Ameron International Corporation (“Ameron”) which allowed it to expand its Fiberglass & Composite Tubulars business. See Note 4 to the Consolidated Financial Statements for information regarding acquisitions made by the Company in 2011. Ameron’s Fiberglass-Composite Pipe business, which is now part of the Company’s Fiber Glass Systems business, develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, and for service station piping systems, but predominantly aboard marine vessels, FPSOs and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions.

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

NOV Downhole manufactures fixed cutter and roller cone drill bits and services its customer base through a technical sales and marketing network in virtually every significant oil and gas producing region of the world. It provides fixed-cutter bit technology under various brand names including TReX®, Raptor™, Helios™, SystemMatched™ and Rotary Steerable. One of its most significant fixed cutter drill bit innovations is the TReX®, Raptor™, Helios™, and Duraforce family of cutter technologies which significantly increase abrasion resistance (wear life) and thermal abrasion resistance without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge that produces drilling results that exceed conventional standards for polycrystalline diamond (“PDC”) bit performance. The Company licenses its manufacturing process to most other providers of PDC bits.

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

The Company also manufactures a line of commodity and high end valves, chokes, and flow line equipment used in both production and drilling applications. Additionally these products are used in the fabrication of choke and kill standpipe, cement, and production manifolds. The Company manufactures its pump products in Houston, Odessa and Marble Falls, Texas; Tulsa and McAlester, Oklahoma; Scott, Louisiana; Newcastle, England and Buenos Aires, Argentina.

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

Customers and Competition. Customers for the Petroleum Services & Supplies’ tubular services include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, steel mills, and other industrial companies. The Company’s competitors include, among others, EDO Corporation; ShawCor Ltd.; Schlumberger, Ltd.; Frank’s International, Inc.; Baker Hughes Incorporated; Halliburton Company; Weatherford International Ltd.; Patterson Tubular Services; Vallourec & Mannesmann; and Precision Tube (a division of Tenaris). In addition, the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations that may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting this business are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.

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

Distribution & Transmission

Prior to the Company’s acquisition of Ameron in October 2011, the Company’s Distribution & Transmission segment was called Distribution Services with one business unit. Distribution Services was expanded as a result of certain business operations of the Ameron acquisition adding an additional business unit to the segment called Transmission and changing the name of the segment to Distribution & Transmission. See Note 4 to the Consolidated Financial Statements for information regarding acquisitions as well as Note 15 to the Consolidated Financial Statements for information regarding the Company’s segments.

Distribution Services. The Distribution Services business unit is a market leader in the provision of supply chain management services to drilling contractors and exploration and production companies around the world. Through its network of over 200 Distribution Service Center locations worldwide, this business unit stocks and sells a large line of oilfield products including consumable maintenance, repair and operating supplies, valves, fittings, flanges and spare parts that are needed throughout the drilling, completion and production process. The supplies and equipment stocked by our Distribution Service Centers are customized to meet a wide variety of customer demands.

The Distribution Services business unit also provides unique one-stop-shop value propositions in the Exploration and Production market in key areas of artificial lift, measurement and controls, valving and actuation, and flow optimization. Through focused effort, the business unit has built expertise in providing applications engineering, systems and parts integration, optimization solutions, and after-sales service and support in the aforementioned areas. Distribution Services is strengthening its offering by adding new artificial lift technologies, as well as measurement and controls competencies.

Distribution Services’ supply chain solutions for customers include outsourcing the functions of procurement, inventory and warehouse management, logistics, business process, and performance metrics reporting. This solution allows the business unit to leverage the flexible infrastructure of its SAP™ ERP system to streamline the acquisition process from requisition to procurement to payment, by digitally managing approval routing and workflow, and by providing robust reporting functionality.

NOV RigStore™ is a cutting-edge industry offering by Distribution Services providing the installation, staffing and management of supply stores on offshore drilling rigs. With the NOV RigStore™ business model, Distribution Services will install its own ERP system onboard in order to access and leverage Distribution Services’ global inventory, hundreds of support locations, and thousands of vendors across multiple product lines. This business model relieves the average offshore drilling rig’s balance sheet by providing improved accounting of these expense items, lower capital costs, extended payment on part of the driller until the item is actually issued from the onboard supply store, and removed risk of ownership from the customer. Whether it is a smaller, new drilling contractor or larger, established drilling company the benefits of effective supply chain management and reduced total cost of ownership are substantial.

Approximately two-thirds of Distribution Services segment’s sales in 2011 were in the United States and Canada. The remainder comes from key international markets in Latin America, the North Sea, Middle East, Africa and the Far East. The Distribution Services business unit has now expanded into oilfields in over 20 countries. Approximately 30% of Distribution Services revenue is from the resale of goods manufactured by other segments within the Company and the balance is from the sale of goods manufactured by third parties.

Distribution Services works to strategically increase revenue and enhance alliances with customers by continuous expansion of product and service solutions and creation of differentiating value propositions. Additionally the business unit leverages its extensive purchasing power to reduce the cost of the goods. Distribution Services is strategically expanding its sourcing network into low cost countries globally.

Transmission. The Transmission business unit supplies products and services used in the construction of water pipelines, lining and wind towers, progressing cavity pumps, grinders, filters, screens, and a variety of artificial lift equipment. The business unit manufactures concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. Products are marketed directly using the Company’s own personnel, typically through competitive bidding. The Company competes with several other manufacturers and also with alternative products such as ductile iron, plastic, and clay pipe; but ordinarily these other materials do not offer the full diameter range produced by the Company. This business unit also includes the manufacturing of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Additionally, the business unit manufactures large-diameter towers for the U.S. wind-energy market. Wind towers are sold to wind turbine manufacturers. Competition is based on price, quality, delivery schedule and service.

Within the Transmission business unit the Infrastructure Products business supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand and concrete pipe, primarily to the construction industry in Hawaii, and also manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide in the U.S. Ample raw materials for the aggregates and concrete products are typically available locally in Hawaii, and the business has exclusive rights to quarries containing many years’ reserves. Within its market there are competitors for each of the business unit’s products. However no single competitor offers the full range of products sold by the Company in Hawaii. Sales of poles are nationwide, but with a stronger concentration in the western and southeastern U.S. Marketing of poles is handled by the business’ own sales force and by outside sales agents. Competition for poles is mainly based on price and quality, but with some consideration for service and delivery.

Within the Transmission business unit the Mono business serves its customers in its various industrial markets by engineering systems solutions, and manufacturing key products including progressing cavity pumps, grinders, screens, filters, well-head drives, hydraulic pumping units, plunger lift systems and production automation systems. This business is highly diversified through its presence in oil and gas, and industrial markets which include waste water treatment, mining, chemical processing, paper and pulp, agriculture, food and beverage among others. The Mono business supports its customers through direct sales, in partnership with over 700 channels to market and through National Oilwell Varco’s own elaborate network of supply stores.

Customers and Competition. The primary customers for Distribution Services include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Customers for Transmission include local, state and federal agencies, developers and general contractors. Competitors for Distribution Services include Wilson Supply (a division of Schlumberger, Ltd.); CE Franklin; McJunkin Red Man; Edgen Murry II, LP; Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc); WESCO International Inc.; KS Energy Limited; Apex Distribution, Inc.; and a number of large regional or product specific competitors. Competitors for Transmission include Northwestern Pipe Company and a number of regional competitors for water pipelines. Vestas, Katana Summit, and Trinity are competitors for wind towers. Valmont, Skycast and Stresscrete are competitors for pole products.

2011 Acquisitions and Other Investments

In 2011, the Company made the following acquisitions:

Acquisition	Form	Operating Segment	Date of Transaction
Christensen Roder Productos E Servicos De Petroleo LTDA.	Stock	Petroleum Services & Supplies	January 2011
Capital Valves Limited	Stock	Distribution & Transmission	February 2011
Merpro Group Limited	Stock	Petroleum Services & Supplies	April 2011
Conner Steel Products Holding Company	Stock	Rig Technology; Petroleum Services & Supplies	May 2011
Barracuda Ventures Pte Ltd	Stock	Rig Technology	July 2011
Khalil Al Sayegh General Maintenance Company	Asset	Petroleum Services & Supplies	July 2011
Ameron International Corporation	Stock	Distribution & Transmission; Petroleum Services & Supplies	October 2011
Scomi Oiltools, Inc.	Asset	Petroleum Services & Supplies	November 2011
Scomi Oiltools De Mexico S. De R.L. De C.V.	Asset	Petroleum Services & Supplies	November 2011
XL Hardbanding & Fabrication, Inc.	Asset	Petroleum Services & Supplies	November 2011

The Company paid an aggregate purchase price of $1,038 million, net of cash acquired for acquisitions in 2011.

Seasonal Nature of the Company’s Business

Historically, the level of some of the Company’s segments have followed seasonal trends to some degree. In general the Rig Technology segment has not experienced significant seasonal fluctuation although orders for new equipment and aftermarket spare parts may be modestly affected by holiday schedules. There can be no guarantee that seasonal effects will not influence future sales in this segment.

In Canada, the Petroleum Services & Supplies segment has typically realized high first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In past years, certain Canadian businesses within Petroleum Services & Supplies and Distribution & Transmission have declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity (“Canadian Breakup”). However, these segments have typically rebounded in the third and fourth quarter. Petroleum Services & Supplies activity in both the U.S. and Canada sometimes increases during the third quarter and then peaks in the fourth quarter as operators spend the remaining drilling and/or production capital budgets for that year. Petroleum Services & Supplies revenues in the

Rocky Mountain region sometimes decline in the late fourth quarter or early first quarter due to harsh winter weather. The segment’s fiberglass and composite tubulars business in China has typically declined in the first quarter due to the impact of weather on manufacturing and installation operations, and due to business slowdowns associated with the Chinese New Year.

The Company anticipates that the seasonal trends described above will continue. However, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past or that spending by other customers will remain the same as in prior years.

Marketing and Distribution Network

Substantially all of our Rig Technology capital equipment and spare parts sales, and a large portion of our smaller pumps and parts sales, are made through our direct sales force and distribution service centers. Sales to foreign oil companies are often made with or through agent or representative arrangements. Products within Petroleum Service & Supplies are rented and sold worldwide through our own sales force and through commissioned representatives. Distribution & Transmission sales are made directly through our network of distribution service centers.

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

The Distribution & Transmission segment’s distribution services sales are made through our network of distribution service centers. Customers for our products and services include drilling and other service contractors, exploration and production companies, supply companies and nationally owned or controlled drilling and production companies. The Distribution & Transmission segment’s customers for transmission products and services primarily include local, state and federal agencies, developers and general contractors.

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

As of December 31, 2011, the Company held a substantial number of United States patents and had several patent applications pending. Expiration dates of such patents range from 2012 to 2030. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.

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

Engineering and Manufacturing

The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability and price of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Primary manufacturing facilities for the Rig Technology segment are located in Houston, Galena Park, Sugar Land, Conroe, Cedar Park, Anderson, San Angelo, Fort Worth and Pampa, Texas; Duncan, Oklahoma; Orange, California; Edmonton, Canada; Aberdeen, Scotland; Kristiansand, Stavanger and Arendal, Norway; Etten-Leur and Groot-Ammers, the Netherlands; Carquefou, France; Singapore; Lanzhou and Shanghai, China; Dubai, UAE; and Ulsan, South Korea.

The Petroleum Services & Supplies segment manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing services. Downhole tools are manufactured at facilities in Houston, Texas; Manchester, England; Dubai, UAE; Macaé, Brazil and Singapore. Drill Bits are manufactured at facilities in Conroe, Texas; Stonehouse, U.K; and Jurong, Singapore. Drill Stem technology development and drill pipe are manufactured at facilities in Navasota, Texas; Veracruz, Mexico; Jurong, Singapore; and Baimi Town, Jiangyan and Jiangsu, China. Solids control equipment and screens are manufactured at facilities in Houston and Conroe, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Trinidad; Shah Alum and Puncak Alam, Malaysia; and Macae, Brazil. Pumps are manufactured at facilities in Houston, Odessa and Marble Falls, Texas; McAlester and Tulsa, Oklahoma; Manchester and Newcastle, England; Melbourne, Australia; and Buenos Aires, Argentina. NOV IntelliServ manufactures and assembles equipment in Provo, Utah. The Company manufactures tubular inspection equipment and tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Celle, Germany; Singapore; and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at facilities in San Antonio, Burkburnett and Mineral Wells, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; Geldermalsen, the Netherlands; Betim, Brazil; Johor, Malaysia; Singapore and Harbin and Suzhou, China, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers. Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API, APEX and ASME.

Raw Materials

The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. In 2006 and 2007, the price for mild steel and standard grades stabilized while specialty alloy prices continued to rise driven primarily by escalation in the price of the alloying agents. However, toward the end of 2007, the Company began to see price escalations in all grades of steel that continued into 2008. During 2008, steel prices stabilized and the Company began to experience some declines in steel prices late in 2008 and throughout 2009. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, the Company continued to expand its supply base starting in 2006 throughout the world to address its customers’ needs. In 2011, the Company witnessed moderate increases in steel pricing somewhat mitigated by improved sourcing and supply chain practices. The Company anticipates flat to slight increases in steel pricing in 2012. Higher prices and lower availability of steel and other raw materials the Company uses in its business may adversely impact future periods.

Backlog

The Company monitors its backlog of orders within its Rig Technology segment to guide its planning. Backlog includes orders greater than $250,000 for most items and orders for wireline units in excess of $75,000, and which require more than three months to manufacture and deliver.

Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for equipment at December 31, 2011, 2010 and 2009 was $10.2 billion, $5.0 billion and $6.4 billion, respectively.

Employees

At December 31, 2011, the Company had a total of 49,975 employees, of which 7,792 were temporary employees. Approximately 900 employees in the U.S are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements. The Company believes its relationship with its employees is good.

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

Oil and gas prices have been volatile since 1972. In general, oil prices approximated $18-$22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-$100 per barrel since 2000. In 2008, oil prices were extremely volatile – oil prices rose to $147 per barrel in July 2008 only to fall into the $35-$45 per barrel range in December 2008. In 2009, oil prices continued to be volatile, rising to the $70 per barrel range during the year. In 2010 oil prices continued rising to finish the year well above $80 per barrel. Domestic spot gas prices generally ranged between $1.80-$2.60 per mmbtu of gas from 1991 through 1999 then experienced spikes into the $10 range in 2001 and 2003. Prices generally ranged between $4.50-$12.00 per mmbtu during 2005-2008. During 2009 through 2011, spot gas prices generally stabilized, dropping into the $3.00-$4.50 per mmbtu range, but declined below $3.00 late in 2011.

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

As of December 31, 2011, we had a backlog of approximately $10.2 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology segment. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market or subject us to contractual penalties:

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

The Company’s existing contracts for rig equipment generally carry significant down payment and progress billing terms favorable to the ultimate completion of these projects. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects.

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

Approximately 57% of our revenues in 2011 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, Latin America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.

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

In 2011, the Company acquired Ameron. On or about November 21, 2008, the United States Department of Treasury, Office of Foreign Assets Control (“OFAC”) sent a Requirement to Furnish Information to Ameron. Ameron retained counsel and conducted an internal investigation. In 2009, Ameron, through its counsel, responded to OFAC. On or about January 21, 2011, OFAC issued an administrative subpoena to Ameron. OFAC and Ameron have entered into Tolling Agreements. All of the conduct under review occurred before acquisition of Ameron by the Company. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

The results of our operations are subject to market risk from changes in foreign currency exchange rates.

We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the Canadian dollar, the Euro, the British pound sterling, the Norwegian krone and the South Korean won. Approximately 57% of our 2011 revenue was derived from sales outside the United States. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We use derivative financial instruments to mitigate our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $3,328 million (with a fair value of $70 million) as of December 31, 2011 to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

The Company has approximately $6.2 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2011. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in an increase in balance sheet leverage as measured by debt to total capitalization.

See additional discussion on “Goodwill and Other Indefinite – Lived Intangible Assets” in Critical Accounting Estimates of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We had revenues of 12% of total revenue from one of our customers for the year ended December 31, 2011.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on information systems to conduct our business. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management, general ledger systems and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial position or results of operations.

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raise and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (“PDCs”). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a reel, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

FPSO	A Floating Production, Storage and Offloading vessel used to receive hydrocarbons from subsea wells, and then produce and store the hydrocarbons until they can be offloaded to a tanker or pipeline.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Hydraulic Fracturing	The process of creating fractures in a formation by pumping fluids, at high pressures, into the reservoir, which allows or enhances the flow of hydrocarbons.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1. In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2. In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3. In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four-or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four-or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2.5 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	Equipment used in: 1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal desorption	The process of removing drilling mud from cuttings by applying heat directly to drill cuttings.

Tiebacks (Subsea)	A series of flowlines and pipes that connect numerous subsea wellheads to a single collection point.

Top drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble cost	Costs incurred as a result of unanticipated complications while drilling a well. These costs are often referred to as contingency costs during the planning phase of a well.

Well completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Wellhead	The termination point of a wellbore at surface level or subsea, often incorporating various valves and control instruments.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well workover	The performance of one or more of a variety of remedial operations on a producing oil well to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.

ITEM 1B. UNRESOLVED STAFF COMMENTS

During 2010 the Company received written comments from the SEC regarding the Gulf of Mexico oil spill, the incident’s potential impact on the Company’s business and results of operations, and the inclusion of additional disclosures in the Company’s reports regarding the Company’s insurance policies. The Company has responded to the comments noting that its equipment was not involved in the incident and that its current disclosures comply with the SEC’s applicable rules and regulations. Therefore, the Company does not believe any new or additional disclosure in its reports regarding the incident or insurance coverage is necessary or useful to investors.

ITEM 2. PROPERTIES

The Company owned or leased over 900 facilities worldwide as of December 31, 2011, including the following principal manufacturing, service, distribution and administrative facilities:

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Rig Technology:
Lanzhou, China	Manufacturing Plant (Drilling Equipment) & Administrative Offices)	945,836	44	Building Owned*	10/20/2020
Pampa, Texas	Manufacturing Plant	549,095	500	Owned
Houston, Texas	Manufacturing Plant of Drilling Equipment	424,925	33	Leased	4/30/2014
Ulsan, South Korea	Fabrication of Drilling Equipment	380,068	51	Owned
Houston, Texas	Bammel Facility, Repairs, Service, Parts,	377,750	19	Leased	6/30/2022
	Administrative & Sales Offices
Houston, Texas	West Little York Manufacturing Facility,	368,450	34	Owned
	Repairs, Service, Administrative & Sales Offices
Fort Worth, Texas	Coiled Tubing Manufacturing Facility,	233,173	24	Owned
	Warehouse, Administrative & Sales Offices
Sugar Land, Texas	Manufacturing Plant, Warehouse &	223,345	24	Owned
	Administrative Offices
Cedar Park, Texas	Instrumentation Manufacturing Facility,	215,778	40	Owned
	Administrative & Sales Offices
Carquefou, France	Manufacturing Plant of Offshore Equipment	213,000		Owned
Galena Park, Texas	Manufacturing Plant (Drilling Rigs &	191,913	22	Owned
	Components) & Administrative Offices
Lafayette, Louisiana	Repair, Services and Spares facility	189,000	17	Leased	9/28/2025
Aberdeen, Scotland	Pressure Control Manufacturing,	188,200	5	Leased	8/31/2018
	Administrative & Sales Offices
Houston, Texas	Manufacturing Plant of Drilling Rigs &	170,040	11	Owned
	Components, Admin & Sales Offices
Kristiansand, Norway	Warehouse & Administrative/Sales Offices	167,200	1	Owned
Orange, California	Manufacturing & Office Facility	158,268	9	Building	12/31/2012
				Owned*
Singapore	Manufacturing, Repairs, Service, Field	149,605	3	Leased	1/5/2024
	Service/Training, Administrative & Sales Offices
Anderson, Texas	Rolligon Manufacturing Facility, Administrative & Sales Offices	145,727	77	Leased	5/10/2016
Houston, Texas	Administrative Offices (Westchase)	125,494	4	Leased	9/30/2020
Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	93,800	14	Owned
Conroe, Texas	Manufacturing Plant, Administrative & Sales Offices	86,909	13	Leased	1/7/2022
Molde, Norway	Manufacturing Facility of Drilling Equipment	78,000	1	Owned
Etten Leur,	Manufacturing Plant & Sales Offices (Drilling	75,000	6	Owned
Netherlands	Equipment)
Sogne, Norway	Warehouse and Offices	70,959	4	Leased	12/31/2017
Edmonton, Canada	Manufacturing Plant (Drilling Machinery & Equipment)	70,346	18	Owned
Stavanger, Norway	Manufacturing Facility of Drilling Equipment	41,333	1	Leased	9/30/2015
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	31,633	2	Owned
Aracaju, Brazil	Fabrication of Drilling Equipment	11,195	1	Leased	7/14/2013
New Iberia, Louisiana	Riser Repair Facility	10,000	2	Leased	M-T-M

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Petroleum Services & Supplies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and	341,800	35	Owned
	Downhole Tools, Administrative & Sales Offices
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints,	303,400	42	Leased	M-T-M
	Warehouse & Administrative Offices
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Offices	300,000	50	Owned
Little Rock,	Manufacturing Facility of Fiber Glass Products	271,924	44	Owned
Arkansas
Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319	14	Leased	3/31/2018
Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse & Offices	238,428	26	Owned
Durham, England	Manufacturing Facility, Warehouse & Administrative Offices	183,100	13	Leased	3/30/2066
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	180,000	1	Leased	1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	35	Owned
McAlester,	Manufacturing Facility of Pumps, Service &	139,359	25	Owned
Oklahoma	Administrative Offices
San Antonio, Texas	Manufacturing Facility of Fiber Glass Products	120,084	20	Owned
Edmonton, Canada	Manufacturing Facility, Repairs, Assembly, Warehouse & Administrative Offices	112,465	11	Owned
Singapore	Manufacturing Plant of Roller Cone Drill Bits, Shop, Warehouse & Administrative Offices	109,663	5	Leased	4/29/2048
Provo, Utah	Manufacturing Facility of Drilling Products, Fabrication, Warehouse & Administrative Offices	109,026	15	Owned
Aberdeenshire,	Solids Control Manufacturing Facility,	107,250	6	Owned
Scotland	Assembly, Administrative & Sales Offices
Betim, Brazil	Manufacturing Facility of Fiber Glass Products	96,691	18	Owned
Mineral Wells, Texas	Manufacturing Facility of Fiber Glass Products	95,640	15	Owned
Singapore	Manufacturing Facility of Fiber Glass Products	86,941	2	Leased	10/31/2012
Larose, Louisiana	Generator Rentals & Service, Assembly, Warehouse & Administrative Offices	72,993	11	Leased	6/30/2016
Stonehouse, U.K.	Manufacturing Facility, Inspection Plant &	71,000	4	Owned
	Premium Threading Shop
Groot-Ammers,	Workshop, Warehouse & Offices	61,859	3	Leased	12/31/2018
Netherlands
Beaumont, Texas	Pipe Threading Facility, Fabrication, Warehouse & Administrative Offices	42,786	40	Owned
Dubai, UAE	Service Facility of Solids Control Equipment, Screens & Spare Parts, Inventory Warehouse, Sales, Rentals & Administrative Offices	14,569	1	Leased	10/31/2012
Rio de Janeiro, Brazil	Service and Repair Center, and Distribution Operations	12,116	1	Leased	M-T-M

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Distribution & Transmission:
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	244,000	11	Owned
Tracy, California	Water Transmission Group / Northern California	164,735	83	Owned
Bogota, Colombia	APCI Fabrication, Coating, Machine shop	146,904	33	Owned
Rancho Cucamonga,	Water Transmission Group / Southern California	130,600	73	Owned
California
Anniston, Alabama	Pole Products Manufacture	121,696	20	Leased	1/31/2015
Houston, Texas	Distribution and Warehouse	120,423	19	Building	12/31/2021
				Owned
Lloydminster,	Lloydminster Distribution Operations; Applied	114,100	23	Leased	5/31/2019
Canada	Products Facility
Edmonton, Canada	Redistribution Center	100,000	7	Leased	1/31/2014
Kailua, Hawaii	KAAPA Quarry	53,980	163	Owned*
Honolulu, Hawaii	Hawaii Concrete Division Head Quarters	21,215	3	Leased	12/31/2027

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased	5/31/2017

*	Building owned but land leased.

We own or lease more than 170 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, and approximately 270 distribution service centers, and 460 service centers that provide inspection and equipment rental worldwide.

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

ITEM 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-K.

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

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price:
High	$82.26	$81.46	$83.31	$75.73	$47.56	$46.45	$44.85	$67.25
Low	$63.72	$65.40	$51.22	$50.23	$39.92	$33.02	$33.24	$43.94
Cash dividends per share	$0.11	$0.11	$0.11	$0.12	$0.10	$0.10	$0.10	$0.11

As of February 17, 2012, there were 3,444 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher.

Cash dividends aggregated $191 million and $172 million for the years ended December 31, 2011 and 2010, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2006 in National Oilwell Varco, Inc., the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among National Oilwell Varco, Inc., the S&P 500 Index, and the S&P Oil & Gas Equipment & Services Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright©	2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
National Oilwell Varco, Inc.	100.00	240.14	79.90	147.82	227.59	231.55
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Oil & Gas Equipment & Services	100.00	147.90	60.38	96.48	134.38	118.68

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009	2008 (1)	2007
	(in millions, except per share data)
Operating Data:
Revenue	$14,658	$12,156	$12,712	$13,431	$9,789
Operating profit	2,937	2,447	2,315	2,918	2,044
Income before taxes	2,922	2,397	2,208	2,961	2,029
Net income attributable to Company	$1,994	$1,667	$1,469	$1,952	$1,337

Net income per share
Basic	$4.73	$3.99	$3.53	$4.91	$3.77

Diluted	$4.70	$3.98	$3.52	$4.90	$3.76

Cash dividends per share	$0.45	$0.41	$1.10	$—	$—

Other Data:
Depreciation and amortization	$555	$507	$490	$402	$214
Capital expenditures	$483	$232	$250	$379	$252

Balance Sheet Data:
Working capital	$6,694	$5,999	$5,084	$4,034	$3,567
Total assets	$25,515	$23,050	$21,532	$21,479	$12,115
Long-term debt, less current maturities	$159	$514	$876	$870	$738
Total Company stockholders’ equity	$17,619	$15,748	$14,113	$12,628	$6,661

(1)	Financial results of Grant Prideco have been included in our Consolidated Financial Statements beginning April 21, 2008, the date the Grant Prideco merger was completed and each of Grant Prideco’s common shares were exchanged for .4498 shares of our common stock and $23.20 in cash. Financial information for prior periods and dates may not be comparable with 2008 due to the impact of this business combination on our financial position and results of operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in over 900 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; provide expendables and spare parts used in conjunction with our large installed base of equipment; and provide supply chain management services through our distribution network. We also manufacture coiled tubing, manufacture high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See “Risk Factors”. We conduct our operations through three business segments: Rig Technology, Petroleum Services & Supplies and Distribution & Transmission. See Item 1. “Business” for a discussion of each of these business segments.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	$0000,00000	$0000,00000	$0000,00000	$0000,00000	$0000,00000
	2011*	2010*	2009*	% 2011 v 2010	% 2011 v 2009
Active Drilling Rigs:
U.S.	1,875	1,541	1,086	21.7%	72.7%
Canada	423	351	221	20.5%	91.4%
International	1,168	1,094	997	6.8%	17.2%

Worldwide	3,466	2,986	2,304	16.1%	50.4%

West Texas Intermediate Crude Prices (per barrel)	$94.90	$79.40	$61.65	19.5%	53.9%

Natural Gas Prices ($/mmbtu)	$4.00	$4.39	$3.95	(8.9%)	1.3%

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2011 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $94.90 per barrel in 2011, an increase of 19.5% over the average price for 2010 of $79.40 per barrel. Average natural gas prices were $4.00 per mmbtu, a decrease of 8.9% compared to the 2010 average of $4.39 per mmbtu. Higher oil prices led to increased rig activity worldwide, increasing 16.1% for the full year in 2011 compared to 2010. Average crude oil prices for the fourth quarter of 2011 was $93.99 per barrel and natural gas was $3.32 per mmbtu.

At February 3, 2012, there were 2,698 rigs actively drilling in North America, compared to 2,228 rigs at December 31, 2011; an increase of 21.1% from year end 2011 levels. The price of oil increased to $102.96 per barrel and gas decreased to $2.49 per mmbtu at February 3, 2012 representing a 4.2% increase in oil prices and a 16.1% decrease in gas prices from the end of 2011.

EXECUTIVE SUMMARY

During 2011 National Oilwell Varco, Inc. earned $2.0 billion in net income attributable to Company, or $4.70 per fully diluted share. Earnings per diluted share increased 18% from prior year levels of $1.7 billion or $3.98 per fully diluted share. Excluding transaction, restructuring, impairment and devaluation charges from both years, diluted earnings per share of $4.77 in 2011 increased 17% from $4.09 per share in 2010.

During 2011 revenues grew 21% from 2010, to $14.7 billion, and operating profit grew 20% from 2010 as well, to $2.9 billion. Generally 2011 benefitted from higher drilling activity, which saw world-wide rig counts (as measured by Baker Hughes) increase 16% from 2010. This market improvement enabled all three of the Company’s reporting segments to post higher year-over-year revenues in 2011.

For its fourth quarter ended December 31, 2011 the Company generated $574 million in net income attributable to Company, or $1.35 per fully diluted share, on $4.3 billion in revenue. Compared to the third quarter of 2011 revenue increased 14% and net income attributable to Company increased 8%. Compared to the fourth quarter of 2010 revenue increased 34% and net income attributable to Company increased 30%.

The fourth quarter of 2011 included pre-tax transaction charges of $12 million, the third quarter of 2011 included pre-tax transaction charges of $6 million, and the fourth quarter of 2010 included pre-tax transaction and restructuring charges of $1 million. Excluding transaction and restructuring charges from all periods, fourth quarter 2011 earnings were $1.37 per fully diluted share, compared to $1.26 per fully diluted share in the third quarter of 2011 and $1.05 per fully diluted share in the fourth quarter of 2010.

Operating profit excluding transaction charges was $860 million or 20.2% of sales in the fourth quarter of 2011, compared to $778 million or 20.8% of sales in the third quarter of 2011 excluding transaction charges. Operating profit excluding transaction and restructuring charges was $625 million or 19.7% of sales for the fourth quarter of 2010.

Oil and Gas Equipment and Services Market

Worldwide developed economies turned down sharply late in 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. After rising steadily for six years to peak at around $140 per barrel earlier in 2008, oil prices collapsed back to average $43 per barrel (West Texas Intermediate Crude) during the first quarter of 2009, but slowly recovered into the $90 to $100 per barrel range by the end of 2010 where they held relatively steady throughout 2011 (the fourth quarter of 2011 averaged $93.99 per barrel). After averaging $6 to $9 an mmbtu 2004-2008, North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu since. The fourth quarter of 2011 averaged $3.32 per mmbtu; however, North American gas turned down sharply around year end 2011, trading below $2.50 per mmbtu, reflecting rising supplies of gas produced from new unconventional shale reservoirs.

The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Strengthening oil prices since then have led to steadily rising drilling activity over the past two years.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count has since increased steadily to average 2,010 rigs during the fourth quarter of 2011. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved. Recently low gas prices have caused operators to trim drilling, driving the U.S. gas rig count down 21% to 720 in the past year. However, with high and stabilizing oil prices many redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. Oil drilling has risen to 64% of the total domestic drilling effort and at 1,263 rigs drilling, is at the highest levels in the U.S. since the early 1980’s.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count has exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009. Recently international drilling rebounded due to high oil prices, climbing back to 1,171 in January 2012.

During 2009 the Company saw its Petroleum Services & Supplies and its Distribution & Transmission margins affected most acutely by a drilling downturn, through both volume and price declines. Resumption of drilling activity since enabled both of these segments to gain volume, stabilize and lift pricing, and improve margins since the third quarter of 2009. The Company’s Rig Technology segment was less impacted by the 2009 downturn owing to its high level of contracted backlog which it executed on very well. It posted higher revenues in 2009 than 2008 as a result. Its revenues declined in 2010 as its backlog declined, but increased 12% in 2011 as orders for new offshore rigs began to increase.

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

The industry responded by launching many new rig construction projects since 2005, to 1) retool the existing fleet of jackup rigs (according to Offshore Data Services, 70% of the existing 476 jackup rigs are more than 25 years old); 2) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at March 31, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased steadily since as drillers began ordering more than the Company shipped out of backlog, and finished 2011 at $10.2 billion. Approximately $6.6 billion of these orders are scheduled to flow out as revenue during 2012; $1.8 billion are scheduled to flow out as revenue during 2013; and the balance thereafter. The land rig backlog comprised 14% and equipment destined for offshore operations comprised 86% of the total backlog as of December 31, 2011. Equipment destined for international markets totaled 86% of the backlog.

Segment Performance

The Rig Technology segment generated $7.8 billion in revenues and $2.1 billion in operating profit or 26.4% of sales during 2011. Compared to the prior year revenues improved 12%, but generated no incremental operating profit year-over-year due to a broad change in the segment’s business mix, which led to lower margins. Offshore projects contracted at high prices in 2007 and 2008 were manufactured in low cost environments in 2010, resulting in high margins (29.6%) for the group. As these projects were completed and replaced with lower priced projects, 2011 margins declined 310 basis points from the prior year. For the fourth quarter of 2011 the segment produced revenues of $2,316 million, representing an 18% improvement from the third quarter and a 32% improvement from the fourth quarter of 2010. Segment operating profit was $597 million and operating margins were 25.8% during the fourth quarter. Operating leverage or flow-through was 21% sequentially, and 17% year-over-year, lower than the 30% that is typical for the group owing to the mix effect described above. Revenue out of backlog grew 26% sequentially and 40% year-over-year. Non-backlog revenue, which is predominantly aftermarket spares and services, declined four percent sequentially and increased 11% from the fourth quarter of 2010. Orders for three deepwater floating rigs, six jackup drilling packages, and higher land drilling rig, pressure pumping and stimulation equipment demand contributed to total order additions to backlog of $1,668 million during the fourth quarter, capping a year in which orders for the segment set a new record of $10.8 billion. Interest in offshore rig construction has remained strong as announced dayrates for deepwater offshore rigs appears to be increasing, rig building costs have stabilized, and financing appears to be available for most established drillers. The Company booked an order for seven drillships for Brazil in the third quarter of 2011, and continues to tender additional new offshore rig projects for Petrobras to shipyards and drilling contractors, which are to be built in Brazil. However, further potential bookings of any additional offshore rigs for Brazil are likely to continue to be subject to delays.

The Petroleum Services & Supplies segment generated $5.7 billion in revenue and $1.1 billion in operating profit, or 19.0% of sales, for the full year 2011. Compared to the prior year revenue increased 35%, and operating leverage or flow-through (the change in operating profit divided by the change in revenue) was 33%. For the fourth quarter of 2011 the segment generated total sales of $1,570 million in the fourth quarter of 2011, up 8% from the third quarter of 2011 and up 38 % from the fourth quarter of 2010. Operating profit was $295 million or 18.8% of sales during the fourth quarter of 2011. Year-over-year operating leverage or flow-through from the fourth quarter of 2010 to the fourth quarter of 2011 was 29%. The Ameron acquisition was completed on October 5, 2011 and its composite pipe segment is being integrated into the group’s fiberglass and composite pipe products. Sequential revenue growth was evenly spread across most major areas, albeit with mix shifts from product to product. Europe, Russia and the Far East posted some of the largest sequential gains, along with good sequential improvement in the U.S. centered in the liquids rich shale plays like the Bakken and the Eagle Ford. Wellsite Services and Downhole tools posted strong sequential sales growth on higher sales in the Eastern Hemisphere, Canada, and U.S. shales. Drill pipe orders were steady for the quarter, but margins were down as more greentubes were purchased from third party suppliers at higher prices, rather than from the Company’s joint venture supplier of greentubes.

The Distribution & Transmission segment generated $1.9 billion in revenue and $135 million in operating profit or 7.2% of sales during 2011. Revenues improved 21% from 2010, and flow-through or operating leverage was 17% from 2010 to 2011. For the fourth quarter of 2011 revenues were $560 million, up 17% from the third quarter of 2011 and up 32% from the fourth quarter of 2010. Operating profit of $45 million for the fourth quarter produced operating margins of 8.0% for the quarter, and operating leverage or flow-through was 10% from the third quarter of 2011 and 11% from the fourth quarter of 2010. Results for the fourth quarter included the Ameron Water Transmission and Infrastructure Products segments from October 5, 2011 onward, which were modestly dilutive to the group’s margins. The legacy distribution portion of the segment saw revenues up slightly, with strong flow-throughs, due to excellent performance in Canada. International was up slightly and the US was down slightly due to rig moves towards liquids plays, together with related drill site construction delays and weather issues in a few markets. Approximately 74% of the group’s fourth quarter sales were into North American markets and 26% into international markets.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Order levels for new drilling rigs has rebounded sharply, and the Rig Technology segment continues to experience a high level of interest in new capital equipment. Rig dayrates appear to be improving for certain classes of newer technology rigs, and appear to be trending higher for deepwater offshore rigs. We expect lower pricing in our backlog to lead to modest declines in Rig Technology margins in the first half of 2012, until recently won offshore rig construction orders begin to generate revenues at higher margins.

Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution & Transmission segment remains closely tied to the rig count, particularly in North America. If the oil rig count growth seen over the past few quarters continues to increase and more than offset gas rig declines, we expect these segments to benefit from higher demand for the services, consumables and capital items they supply. However, if continued curtailment of gas drilling leads overall rig counts lower, as has been the case for the past few months, then pricing and volumes may come under pressure.

The Company believes it is well positioned, and should benefit from its strong balance sheet and capitalization, access to credit, and a high level of contracted orders which are expected to continue to generate earnings during 2012. The Company has a long history of cost-control and downsizing in response to depressed market conditions, and of executing strategic acquisitions during difficult periods. Such a period may present opportunities to the Company to effect new organic growth and acquisition initiatives, and we remain hopeful that a downturn will generate new opportunities.

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

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

The following table summarizes the Company’s revenue and operating profit by operating segment in 2011 and 2010 (in millions):

	$00,0000	$00,0000	$00,0000	$00,0000
	Years Ended December 31,		Variance
	2011	2010	$	%
Revenue:
Rig Technology	$7,788	$6,965	$823	11.8%
Petroleum Services & Supplies	5,654	4,182	1,472	35.2%
Distribution & Transmission	1,873	1,546	327	21.2%
Eliminations	(657)	(537)	(120)	22.3%

Total Revenue	$14,658	$12,156	$2,502	20.6%

Operating Profit:
Rig Technology	$2,053	$2,064	$(11)	(0.5%)
Petroleum Services & Supplies	1,072	585	487	83.2%
Distribution & Transmission	135	78	57	73.1%
Unallocated expenses and eliminations	(323)	(280)	(43)	15.4%

Total Operating Profit	$2,937	$2,447	$490	20.0%

Operating Profit %:
Rig Technology	26.4%	29.6%
Petroleum Services & Supplies	19.0%	14.0%
Distribution & Transmission	7.2%	5.0%

Total Operating Profit %	20.0%	20.1%

Rig Technology

Rig Technology revenue for the year ended December 31, 2011 was $7,788 million, an increase of $823 million (11.8%) compared to 2010. Deepwater offshore drilling world-wide and active shale plays in the U.S. continue to be the driving force for the increase in revenue for this segment resulting in both increased rig construction as well as demand for aftermarket spare parts and services. In addition, strategic acquisitions in the U.S. and Singapore contributed to the increase in revenue for this segment.

Operating profit from Rig Technology was $2,053 million for the year ended December 31, 2011, a decrease of $11 million (0.5%) over the same period of 2010. Operating profit percentage decreased to 26.4%, from 29.6% in 2010 primarily due to decrease in the average margin of revenue out of backlog as contracts signed during 2009 and 2010 contain less favorable margins compared to contracts won during the order ramp-up from 2005 to 2008. This decrease in margins was partially offset by the increase in demand for aftermarket spare parts and services.

The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $10.2 billion at December 31, 2011, an increase of $5.2 billion (104.0%) from backlog of $5.0 billion at December 31, 2010. The $5.2 billion increase in backlog included the largest order in the Company’s history in the amount of approximately $1.5 billion won during the third quarter of 2011. $6.6 billion of the current backlog is expected to be delivered in 2012.

Petroleum Services & Supplies

Revenue from Petroleum Services & Supplies was $5,654 million for 2011 compared to $4,182 million for 2010, an increase of $1,472 million (35.2%). The increase was primarily attributable to shale plays leading to a strong North American market with a 21.7% increase in U.S. rig activity and a 20.5% increase in Canada rig activity compared to 2010. North American shale plays continue to be a driving force in the increase in revenues across most business units within this segment. In addition, strategic acquisitions in the U.S., the U.K., the Netherlands, Singapore, Malaysia and Brazil contributed to the increase in revenue for this segment.

Operating profit from Petroleum Services & Supplies was $1,072 million for 2011 compared to $585 million for 2010, an increase of $487 million (83.2%). Operating profit percentage increased to 19.0% up from 14.0% in 2010. This increase is primarily due to increased volume with a strong North American demand fueled by an increase in rig count as well as continued favorable pricing within most business units within the segment. The increase was partially offset by lower levels of activity in the Middle East due to continued unrest in that region. This unrest resulted in the write-down, in the first quarter, of Libyan assets of $15 million, mostly related to accounts receivable affected by sanctions enacted during the quarter along with the write off of certain inventory and fixed assets in the country. The Company’s Rig Technology and Distribution & Transmission segments incurred $2 million of such asset write-downs during the first quarter for a total of $17 million in Libyan asset write-downs incurred by the Company.

Distribution & Transmission

Revenue from Distribution & Transmission totaled $1,873 million for 2011, an increase of $327 million (21.2%) from 2010. This increase was primarily attributable to increased rig count activity in Canada and the U.S. Internationally, the segments Mono business unit also contributed to the increase in revenues as demand for its power sections and artificial lift products increased in 2011 compared to 2010. In addition, strategic acquisitions in the U.S. and the U.K. contributed to the increase in revenue for this segment.

Operating profit increased in 2011 to $135 million compared to $78 million in 2010. Operating profit percentage increased to 7.2% in 2011 from 5.0% in 2010 primarily due to greater cost efficiencies and better pricing related to strong demand fueled by an increase in Canada and U.S. rig count activity. This increase was partially offset by rig moves towards liquid shale plays, drill site construction delays and weather issues towards the end of the year in certain markets in which this segment participates.

Unallocated expenses and eliminations

Unallocated expenses and eliminations in operating profit were $323 million for the year ended December 31, 2011 compared to $280 million for 2010. This increase is primarily due to the increased activity along all segments which in turn resulted in higher intersegment eliminations and higher incentive compensation.

Equity Income in Unconsolidated Affiliates

Equity income in unconsolidated affiliates was $46 million for 2011 compared to $36 million for 2010, a $10 million increase which was primarily related to increased equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria.

Other income (expense), net

Other income (expense), net was expense of $39 million in 2011 compared to expense of $49 million in 2010. The decrease in expense was primarily due to lower foreign exchange losses in 2011 compared to 2010. The Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar in 2010. The Company converted its Venezuela ledgers to U.S. dollar functional currency and devalued monetary assets resulting in a $27 million foreign exchange loss during 2010. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates. Lower exchange losses were partially offset by increased bank charges. The increase in bank charges is primarily due to an increase in our standby letters of credit coupled with increased bank activity through growth both internally and through.

Provision for income taxes

The effective tax rate for the year ended December 31, 2011 was 32.1%, compared to 30.8% for 2010. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the effect of lower tax rates on income in foreign jurisdictions, an increase in the benefit of the manufacturing deduction as a result of increasing income in the U.S., plus the effect of tax rate reductions on timing differences in foreign jurisdictions. This was partially offset by additional prior period taxes on foreign dividends. The impact of these prior period discrete items is not material to any individual prior period.

Years Ended December 31, 2010 and December 31, 2009

The following table summarizes the Company’s revenue and operating profit by operating segment in 2010 and 2009 (in millions):

	$000,00000	$000,00000	$000,00000	$000,00000
	Years Ended December 31,		Variance
	2010	2009	$	%
Revenue:
Rig Technology	$6,965	$8,093	$(1,128)	(13.9%)
Petroleum Services & Supplies	4,182	3,745	437	11.7%
Distribution & Transmission	1,546	1,350	196	14.5%
Eliminations	(537)	(476)	(61)	12.8%

Total Revenue	$12,156	$12,712	$(556)	(4.4%)

Operating Profit:
Rig Technology	$2,064	$2,283	$(219)	(9.6%)
Petroleum Services & Supplies	585	301	284	94.4%
Distribution & Transmission	78	50	28	56.0%
Unallocated expenses and eliminations	(280)	(319)	39	(12.2%)

Total Operating Profit	$2,447	$2,315	$132	5.7%

Operating Profit %:
Rig Technology	29.6%	28.2%
Petroleum Services & Supplies	14.0%	8.0%
Distribution & Transmission	5.0%	3.7%

Total Operating Profit %	20.1%	18.2%

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

Distribution & Transmission

Revenue from Distribution & Transmission totaled $1,546 million for 2010, an increase of $196 million (14.5%) from 2009. This increase was primarily attributable to increased U.S. rig count activity in general and due to the oil spill in the Gulf of Mexico, which drove significant emergency project work during 2010.

Operating profit increased in 2010 to $78 million compared to $50 million in 2009. Operating profit percentage increased to 5.0% in 2010 from 3.7% in 2009 primarily due to increased volume and favorable pricing in 2010.

Unallocated expenses and eliminations

Unallocated expenses and eliminations in operating profit were $280 million for the year ended December 31, 2010 compared to $319 million for 2009. The decrease is primarily due to $46 million of voluntary retirement costs that were taken in 2009. This was slightly offset by higher intercompany profit elimination related to sales between the segments and an $11 million write-down of certain accounts receivable in Venezuela during 2010.

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

Other income (expense), net

Other income (expense), net was expense of $49 million in 2010 compared to expense of $110 million in 2009. The decrease in expense was primarily due to a net foreign exchange loss of $30 million in 2010 compared to $79 million loss in 2009. The lower 2010 foreign exchange losses were primarily due to the current economic environment and the weakening of the Euro, the British pound sterling and Norwegian krone compared to the U.S. dollar. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” Foreign Currency Exchange Rates.

Provision for income taxes

The effective tax rate for the year ended December 31, 2010 was 30.8 % compared to 33.3% for 2009. The tax rate for 2010 includes $37 million of reduction in tax provision for the release of reserves for uncertain tax positions associated with the settlement of audits and lapse of applicable statutes of limitations plus the recovery of prior year taxes. The tax rate for 2009 includes $21 million of additional tax provision recognized on prior year income in Norway.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	$000,00000	$000,00000	$000,00000	$000,00000	$000,00000	$000,00000
	Three Months Ended
	December 31,		September 30, 2011	Years Ended December 31,
	2011	2010		2011	2010	2009
Reconciliation of operating profit:
GAAP operating profit	$848	$624	$772	$2,937	$2,447	$2,315
Other costs:
Transaction costs	12	1	6	24	7	41
Libya asset write-down	—	—	—	17	—	—
Devaluation costs	—	—	—	—	38	—
Voluntary early retirement costs	—	—	—	—	—	46
Intangible asset impairment	—	—	—	—	—	147

Operating profit excluding other costs	$860	$625	$778	$2,978	$2,492	$2,549

	Three Months Ended
	December 31,		September 30, 2011	Years Ended December 31,
	2011	2010		2011	2010	2009
Reconciliation of operating profit %:
GAAP operating profit %	19.9%	19.7%	20.6%	20.0%	20.1%	18.2%
Other costs %	0.3%	0.0%	0.2%	0.3%	0.2%	1.9%

Operating profit % excluding other costs	20.2%	19.7%	20.8%	20.3%	20.3%	20.1%

	Three Months Ended
	December 31,		September 30, 2011	Years Ended December 31,
	2011	2010		2011	2010	2009
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.35	$1.05	$1.25	$4.70	$3.98	$3.52
Other costs	0.02	—	0.01	0.07	0.11	0.37

Earnings per share excluding other costs	$1.37	$1.05	$1.26	$4.77	$4.09	$3.89

Liquidity and Capital Resources

The Company assesses liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The Company continues to generate substantial cash from its operating activities and remains in a strong financial position, with resources available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short- and long-term objectives. The Company believes that cash on hand, cash generated from expected results of operations and amounts available under its revolving credit facility will be sufficient to fund operations, anticipated working capital needs and other cash requirements such as capital expenditures, debt and interest payments and dividend payments for the foreseeable future.

At December 31, 2011, the Company had cash and cash equivalents of $3,535 million, and total debt of $510 million. At December 31, 2010, cash and cash equivalents were $3,333 million and total debt was $887 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $3,535 million of cash and cash equivalents at December 31, 2011, approximately $3,300 million is held outside the U.S. Of this amount, approximately $1,900 million is considered permanently reinvested and is available to fund operations and other growth of foreign subsidiaries including, but not limited to, capital expenditures, acquisitions and working capital needs. The Company intends to permanently reinvest earnings of certain foreign subsidiaries. If opportunities to invest in the U.S. are greater than available cash balances, the Company may choose to borrow against its revolving credit facility. Liquidity in the U.S. was reduced in the fourth quarter as a result of funding the Ameron acquisition and significant capital expenditures.

The Company’s outstanding debt at December 31, 2011 consisted of $200 million of 5.65% Senior Notes due 2012, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, and other debt of $9 million. The Company has a $2 billion, five-year revolving credit facility which expires April 30, 2013. At December 31, 2011 there were no borrowings against the credit facility, and there were $862 million in outstanding letters of credit issued under the credit facility, resulting in $1,138 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at December 31, 2011.

The Company also had $1,863 million of additional outstanding letters of credit at December 31, 2011, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$2,143	$1,542	$2,095
Net cash used in investing activities	(1,458)	(743)	(552)
Net cash used in financing activities	(464)	(102)	(491)

Operating Activities

Net cash provided by operating activities continues to be the Company’s primary source of funding, generating $2,143 million in 2011, an increase of $601 million compared to net cash provided by operating activities of $1,542 million in 2010. The increase in net cash provided by operation activities was primarily driven by increased activity among all segments. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $1,985 million plus non-cash charges of $203 million.

Net changes in operating assets and liabilities, net of acquisitions, used $164 million in 2011 compared to $631 million used in 2010. Due to an increase in market activity during 2011 compared to 2010, revenue and backlog (milestone invoicing) increased which is reflected in increased accounts receivable coupled with a buildup in inventory, partially offset by a decrease in costs in excess of billings and an increase in billings in excess of costs. Incentive compensation and tax payments contributed to the reduction in other assets/liabilities, net in 2011 compared to 2010.

The Company received $58 million and $33 million in dividends from its unconsolidated affiliate in 2011 and 2010, respectively. The portion included in operating activities in 2011 and 2010 was $45 million and $17 million, respectively. The remaining $13 million and $16 million were included in investing activities in 2011 and 2010, respectively.

Investing Activities

Net cash used in investing activities was $1,458 million in 2011 compared to net cash used in investing activities of $743 million in 2010. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which increased in 2011 compared to 2010. The Company used $1,038 million for the purpose of strategic acquisitions in 2011 compared to $556 million in 2010. In addition, due to the continued growth in the Company worldwide both internally and through acquisition, the Company used $483 million in 2011 for capital expenditure compared to $232 million in 2010. During 2011, the Company used its cash on hand to fund its acquisitions and capital expenditures.

Financing Activities

Net cash used in financing activities was $464 million in 2011 compared to cash used in financing activities of $102 million in 2010. The $362 million increase in cash used in financing activities in 2011 primarily related to the repayment of $150 million in Senior Notes that were due late in the first quarter of 2011, $200 million in Senior Notes that were due in the second quarter of 2011 as well as $20 million in other current borrowings repaid during 2011. The Company increased its dividend slightly to $191 million in 2011 compared to $172 million in 2010. The increase in cash used was partially offset by $96 million in proceeds from stock options exercised during 2011 compared to $73 million in proceeds from stock options exercised during 2010.

The effect of the change in exchange rates on cash flows resulted in a negative impact of $19 million and a positive impact of $14 million in 2011 and 2010, respectively.

A summary of the Company’s outstanding contractual obligations at December 31, 2011 is as follows (in millions):

	$00,0000000	$00,0000000	$00,0000000	$00,0000000	$00,0000000
		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Total debt	$510	$351	$6	$153	$—
Operating leases	717	150	198	127	242

Total Contractual Obligations	$1,227	$501	$204	$280	$242

Commercial Commitments:
Standby letters of credit	$2,725	$1,388	$967	$248	$122

As of December 31, 2011, the Company had $131 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements included in this Report.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future cash acquisitions and capital expenditures primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us or at all.

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

Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage-of-completion contracts. Based upon an analysis of percentage-of-completion contracts for all open contracts outstanding at December 31, 2010 and 2009, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in net increases to gross profit margins of 2.0% ($185 million on $9.3 billion of outstanding contracts) and 1.4% ($119 million on $8.6 billion of outstanding contracts) for the years ended December 31, 2011 and 2010, respectively. While the Company believes that its estimates on outstanding contracts at December 31, 2011 and in future periods will continue to be reasonably dependable under percentage-of-completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $9.6 billion at December 31, 2011.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2011 and 2010, allowance for bad debts totaled $107 million and $107 million, or 3.1% and 4.2% of gross accounts receivable, respectively.

Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in our estimates could become material in future periods.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2011 and 2010, inventory reserves totaled $281 million and $270 million, or 6.5% and 7.4% of gross inventory, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $6.2 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2011. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity. The annual impairment test is performed during the fourth quarter of each year. Based on its analysis, the Company did not report any impairment of goodwill and other indefinite-lived intangible assets for the years ended December 31, 2011 and 2010. As described below, the Company concluded that an indicator of impairment occurred in the second quarter of 2009 and updated its impairment testing at June 30, 2009. Based on its updated analysis, the Company concluded that it did not incur an impairment of goodwill for the period ended June 30, 2009. However, based on the Company’s indefinite-lived intangible asset impairment analysis performed during the second quarter of 2009, the Company concluded that it incurred an impairment charge to certain indefinite-lived intangible assets of $147 million at June 30, 2009. The $147 million impairment charge is included in the Company’s consolidated income statement for the year ended December 31, 2009.

During the second quarter of 2009, the worldwide average rig count was 2,009 rigs, down 41% from the fourth quarter 2008 average of 3,395 and down 25% from the first quarter 2009 average of 2,681. The second quarter 2009 average rig count represented the lowest quarterly average in the past six years. In addition, the Company’s updated forecast was behind the Company’s previous forecast completed at the beginning of 2009. While operating profit for the first quarter of 2009 was in line with the Company’s first quarter 2009 operating profit forecast, the Company’s consolidated operating profit for the second quarter of 2009 was below its second quarter 2009 forecast. As a result of the substantial decline in the worldwide rig count, and the decline in actual/forecasted results compared to the original 2009 forecast, the Company concluded that events or circumstances had occurred indicating that goodwill and other indefinite-lived intangible assets might be impaired as described under Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other”.

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

The Company performed its annual impairment analysis for its goodwill and indefinite-lived assets during the fourth quarter of 2010 and 2011 resulting in no impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

Along with the normal impairment analysis, the Company performed a sensitivity analysis on the projected results, the goodwill and the other indefinite-lived intangible asset impairment analysis assuming revenue for each individual reporting unit for goodwill and each individual indefinite-lived intangible asset decreased an additional 20% from the current projections for 2012 and 2013, while holding all other factors constant and no impairment was identified. Additionally, if the Company were to increase its discount rate 100 basis points, while keeping all other assumptions constant, there would be no impairments in any of the goodwill associated with the Company’s reporting units or any of the Company’s indefinite-lived intangible assets. While the Company does not believe that these events (20% drop in additional revenue for the next three years or 100 basis point increases in weighted average costs of capital) or changes are likely to occur, it is reasonably possible these events could transpire if market conditions worsen and if the market fails to continue to recover in 2012. Any significant changes to these assumptions and factors could have a material impact on the Company’s goodwill impairment analysis.

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered. At December 31, 2011 and 2010, service and product warranties totaled $211 million and $215 million, respectively.

Income Taxes

The Company is a U.S. registered company and is subject to income taxes in the U.S. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates of the countries in which the Company operates and income is earned.

The Company’s annual tax provision is based on taxable income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.

The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in ASC Topic 740 “Income Taxes” (“ASC Topic 740”). However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.

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

The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $3,789 million and $2,503 million at December 31, 2011 and 2010, respectively. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

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

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 requires retrospective application. The Company early adopted ASU No. 2011-05 and added the Consolidated Statements of Comprehensive Income retrospectively for all reporting periods presented.

In September 2011, the FASB issued ASU No. 2011-8 “Intangibles—Goodwill and Other” (“ASU No. 2011-08”), which amends its guidance on the testing of goodwill for impairment allowing entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact ASU No. 2011-08 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet—Disclosures about Offsetting Assets and Liabilities” (ASU No. 2011-11”), which requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual and interim periods beginning on January 1, 2013. The Company is currently assessing the impact ASU No. 2011-11 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), which defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU No. 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The Company is currently assessing the impact ASU No. 2011-12 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2011, 2010 and 2009, the Company reported foreign currency losses of $10 million, $30 million and $79 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2011 (in millions except for rates):

	As of December 31, 2011				December 31,
Functional Currency	2012	2013	2014	Total	2010
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	274	—	—	274	267
Average USD to CAD contract rate	1.0315	—	—	1.0315	1.0072
Fair Value at December 31, 2011 in U.S. dollars	(3)	—	—	(3)	(1)
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	157	82	—	239	55
Average USD to CAD contract rate	1.0095	1.0395	—	1.0196	1.0237
Fair Value at December 31, 2011 in U.S. dollars	(2)	1	—	(1)	1
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	10	—	—	10	1
Average USD to EUR contract rate	1.4035	—	—	1.4035	1.3884
Fair Value at December 31, 2011 in U.S. dollars	1	—	—	1	—
Sell USD/Buy EUR:
Notional amount to buy (in euros)	105	15	—	120	74
Average USD to EUR contract rate	1.3888	1.3554	—	1.3846	1.3172
Fair Value at December 31, 2011 in U.S. dollars	(10)	(1)	—	(11)	1
KRW Buy USD/Sell KRW:
Notional amount to buy (in South Korean won)	124	261	—	385	—
Average USD to KRW contract rate	923.7000	918.8186	—	920.3811	—
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	53,128	639	58	53,825	67,657
Average USD to KRW contract rate	1,153.6186	1,020.2488	940.5000	1,151.5509	1,085.6800
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	(3)
Sell EUR/Buy KRW:
Notional amount to buy (in South Korean won)	—	—	—	—	273
Average EUR to KRW contract rate	—	—	—	—	1,742.5300
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—

	As of December 31, 2011				December 31,
Functional Currency	2012	2013	2014	Total	2010
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	45	—	—	45	—
Average USD to GBP contract rate	1.5499	—	—	1.5499	—
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	42	2	—	44	49
Average USD to GBP contract rate	1.5821	1.5770	—	1.5818	1.4952
Fair Value at December 31, 2011 in U.S. dollars	(2)	—	—	(2)	2
USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	27	—	—	27	19
Average DKK to USD contract rate	5.4213	—	—	5.4213	5.5064
Fair Value at December 31, 2011 in U.S. dollars	(1)	—	—	(1)	—
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	636	74	—	710	224
Average EUR to USD contract rate	1.3796	1.3669	—	1.3783	1.3243
Fair Value at December 31, 2011 in U.S. dollars	(37)	(3)	—	(40)	—
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	15	—	—	15	18
Average GBP to USD contract rate	1.5737	—	—	1.5737	1.5724
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	964	372	—	1,336	810
Average NOK to USD contract rate	5.9359	5.9602	—	5.9427	6.2022
Fair Value at December 31, 2011 in U.S. dollars	(14)	(8)	—	(22)	32
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	10	—	—	10	—
Average SGD to USD contract rate	1.3022	—	—	1.3022	—
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	3	—	—	3	8
Average DKK to USD contract rate	5.5036	—	—	5.5036	5.5998
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	135	2	—	137	66
Average EUR to USD contract rate	1.3509	1.4019	—	1.3517	1.3423
Fair Value at December 31, 2011 in U.S. dollars	5	—	—	5	1
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	172	1	—	173	229
Average NOK to USD contract rate	5.8168	5.9030	—	5.8173	6.1282
Fair Value at December 31, 2011 in U.S. dollars	6	—	—	6	(7)
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	2	—	—	2	—
Average SGD to USD contract rate	0.7674	—	—	0.7674	—
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	24	—	—	24	25
Average RUB to USD contract rate	32.7613	—	—	32.7613	31.2030
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	(1)
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	96	—	—	96	113
Average DKK to USD contract rate	5.67	—	—	5.6717	5.6618
Fair Value at December 31, 2011 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at December 31, 2011 in U.S. dollars	(1)	(1)	—	(2)	(1)

Total Fair Value at December 31, 2011 in U.S. dollars	(58)	(12)	—	(70)	24

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $311 million and translation exposures totaling $597 million as of December 31, 2011 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $20 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $60 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. The Company’s net investment in Venezuela was $27 million at December 31, 2011.

Interest Rate Risk

At December 31, 2011 our long term borrowings consisted of $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 61 and is incorporated herein by reference.

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

Incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2011, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of warrants and rights ( a )	Weighted-average exercise price of outstanding rights ( b )	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a)) ( c ) (1)
Equity compensation plans approved by security holders	10,481,750	$47.20	5,756,820
Equity compensation plans not approved by security holders	—	—	—

Total	10,481,750	$47.20	5,756,820

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights; however, none are anticipated during 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1) Financial Statements

The following financial statements are presented in response to Part II, Item 8:

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Five-Year Credit Agreement, dated as of April 21, 2008, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner, DnB Nor Bank ASA, as Co-Lead Arranger and Joint Book Runner, and Fortis Capital Corp., The Bank of Nova Scotia and The Bank of Tokyo – Mitsubishi UFJ, Ltd., as Co-Documentation Agents. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.15	First Amendment to National Oilwell Varco Long-Term Incentive Plan. (12)*

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (13)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (13)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (13)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (13)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (13)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to Section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-K for the period ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.
(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Annex D to our Amendment No. 1 to Registration Statement on Form S-4 filed on January 31, 2005.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on April 22, 2008.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as Appendix I to our Proxy Statement filed on April 1, 2009.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

NATIONAL OILWELL VARCO, INC.

Dated: February 23, 2012	By:	/s/ MERRILL A. MILLER, JR.
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

Signature	Title	Date

/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman, President and Chief Executive Officer	February 23, 2012

/s/ CLAY C. WILLIAMS Clay C. Williams	Executive Vice President and Chief Financial Officer	February 23, 2012

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 23, 2012

/s/ GREG L. ARMSTRONG Greg L. Armstrong	Director	February 23, 2012

/s/ ROBERT E. BEAUCHAMP Robert E. Beauchamp	Director	February 23, 2012

/s/ BEN A. GUILL Ben A. Guill	Director	February 23, 2012

/s/ DAVID D. HARRISON David D. Harrison	Director	February 23, 2012

/s/ ROGER L. JARVIS Roger L. Jarvis	Director	February 23, 2012

/s/ ERIC L. MATTSON Eric L. Mattson	Director	February 23, 2012

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Director	February 23, 2012

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Merrill A. Miller, Jr.

Merrill A. Miller, Jr.

Chairman, President and Chief Executive Officer

/s/ Clay C. Williams

Clay C. Williams

Executive Vice President and Chief Financial Officer

Houston, Texas

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Oilwell Varco, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of National Oilwell Varco, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 23, 2012

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,535	$3,333
Receivables, net	3,291	2,425
Inventories, net	4,030	3,388
Costs in excess of billings	593	815
Deferred income taxes	336	316
Prepaid and other current assets	325	258

Total current assets	12,110	10,535

Property, plant and equipment, net	2,445	1,840
Deferred income taxes	267	341
Goodwill	6,151	5,790
Intangibles, net	4,073	4,103
Investment in unconsolidated affiliates	391	386
Other assets	78	55

Total assets	$25,515	$23,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$901	$628
Accrued liabilities	2,376	2,105
Billings in excess of costs	865	511
Current portion of long-term debt and short-term borrowings	351	373
Accrued income taxes	709	468
Deferred income taxes	214	451

Total current liabilities	5,416	4,536

Long-term debt	159	514
Deferred income taxes	1,852	1,885
Other liabilities	360	253

Total liabilities	7,787	7,188

Commitments and contingencies

Stockholders’ equity:
Common stock—par value $.01; 423,900,601 and 421,141,751 shares issued and outstanding at December 31, 2011 and December 31, 2010	4	4
Additional paid-in capital	8,535	8,353
Accumulated other comprehensive (loss) income	(23)	91
Retained earnings	9,103	7,300

Total Company stockholders’ equity	17,619	15,748
Noncontrolling interests	109	114

Total stockholders’ equity	17,728	15,862

Total liabilities and stockholders’ equity	$25,515	$23,050

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue
Sales	$11,842	$9,956	$10,812
Services	2,816	2,200	1,900

Total	14,658	12,156	12,712

Cost of revenue
Cost of sales	8,037	6,598	7,297
Cost of services	2,124	1,726	1,631

Total	10,161	8,324	8,928

Gross profit	4,497	3,832	3,784
Selling, general and administrative	1,560	1,385	1,322
Intangible asset impairment	—	—	147

Operating profit	2,937	2,447	2,315
Interest and financial costs	(40)	(50)	(53)
Interest income	18	13	9
Equity income in unconsolidated affiliates	46	36	47
Other income (expense), net	(39)	(49)	(110)

Income before income taxes	2,922	2,397	2,208
Provision for income taxes	937	738	735

Net income	1,985	1,659	1,473
Net income (loss) attributable to noncontrolling interests	(9)	(8)	4

Net income attributable to Company	$1,994	$1,667	$1,469

Net income attributable to Company per share:
Basic	$4.73	$3.99	$3.53

Diluted	$4.70	$3.98	$3.52

Cash dividends per share	$0.45	$0.41	$1.10

Weighted average shares outstanding:
Basic	422	417	416

Diluted	424	419	417

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2011	2010	2009
Net income attributable to Company	$1,994	$1,667	$1,469
Other comprehensive income (net of tax):
Currency translation adjustments	(65)	13	100
Derivative financial instruments	(63)	(13)	160
Change in defined benefit plans	14	1	(9)

Comprehensive income attributable to Company	1,880	1,668	1,720
Net income (loss) attributable to noncontrolling interests	(9)	(8)	4

Comprehensive income	$1,871	$1,660	$1,724

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,985	$1,659	$1,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	507	490
Deferred income taxes	(352)	(165)	(174)
Stock-based compensation	73	66	68
Excess tax benefit from the exercise of stock options	(22)	(10)	(1)
Equity income in unconsolidated affiliates	(46)	(36)	(47)
Dividend from unconsolidated affiliates	45	17	86
Intangible asset impairment	—	—	147
Other	69	135	75
Change in operating assets and liabilities, net of acquisitions:
Receivables	(696)	(189)	1,033
Inventories	(591)	39	468
Costs in excess of billings	222	(4)	(122)
Prepaid and other current assets	(44)	15	23
Accounts payable	205	40	(361)
Billings in excess of costs	354	(620)	(1,071)
Other assets/liabilities, net	386	88	8

Net cash provided by operating activities	2,143	1,542	2,095

Cash flows from investing activities:
Purchases of property, plant and equipment	(483)	(232)	(250)
Business acquisitions, net of cash acquired	(1,038)	(556)	(573)
Sale of equity interest, net	—	—	251
Dividend from unconsolidated affiliate	13	16	8
Other, net	50	29	12

Net cash used in investing activities	(1,458)	(743)	(552)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	3	7
Payments against lines of credit and other debt	(391)	(16)	(47)
Dividends paid	(191)	(172)	(460)
Excess tax benefits from exercise of stock options	22	10	1
Proceeds from stock options exercised	96	73	8

Net cash used in financing activities	(464)	(102)	(491)

Effect of exchange rates on cash	(19)	14	27

Increase in cash and cash equivalents	202	711	1,079
Cash and cash equivalents, beginning of period	3,333	2,622	1,543

Cash and cash equivalents, end of period	$3,535	$3,333	$2,622

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$44	$56	$56
Income taxes	$945	$551	$929

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2008	417	$4	$7,989	$(161)	$4,796	$12,628	$96	$12,724

Net income	—	—	—	—	1,469	1,469	4	1,473
Other comprehensive income, net	—	—	—	251	—	251	—	251
Cash dividends, $1.10 per common share	—	—	—	—	(460)	(460)	—	(460)
Dividends to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Noncontrolling interest contribution	—	—	—	—	—	—	28	28
Gain on sale of equity interest, net of tax	—	—	148	—	—	148	—	148
Stock-based compensation	—	—	68	—	—	68	—	68
Common stock issued	1	—	8	—	—	8	—	8
Excess tax benefit of options exercised	—	—	1	—	—	1	—	1

Balance at December 31, 2009	418	$4	$8,214	$90	$5,805	$14,113	$115	$14,228

Net income	—	—	—	—	1,667	1,667	(8)	1,659
Other comprehensive income, net	—	—	—	1	—	1	—	1
Cash dividends, $.41 per common share	—	—	—	—	(172)	(172)	—	(172)
Dividends to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Noncontrolling interest contribution	—	—	—	—	—	—	9	9
Stock-based compensation	—	—	66	—	—	66	—	66
Common stock issued	3	—	73	—	—	73	—	73
Withholding taxes	—	—	(10)	—	—	(10)	—	(10)
Excess tax benefit of options exercised	—	—	10	—	—	10	—	10

Balance at December 31, 2010	421	$4	$8,353	$91	$7,300	$15,748	$114	$15,862

Net income	—	—	—	—	1,994	1,994	(9)	1,985
Other comprehensive loss, net	—	—	—	(114)	—	(114)	—	(114)
Cash dividends, $.45 per common share	—	—	—	—	(191)	(191)	—	(191)
Dividends to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Noncontrolling interest contribution	—	—	—	—	—	—	21	21
Stock-based compensation	—	—	73	—	—	73	—	73
Common stock issued	3	—	96	—	—	96	—	96
Withholding taxes	—	—	(9)	—	—	(9)	—	(9)
Excess tax benefit of options exercised	—	—	22	—	—	22	—	22

Balance at December 31, 2011	424	$4	$8,535	$(23)	$9,103	$17,619	$109	$17,728

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

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of National Oilwell Varco, Inc. and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

Derivative Financial Instruments

Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

At December 31, 2011, the Company has determined that its derivative financial instruments representing assets of $26 million and liabilities of $96 million (primarily currency related derivatives) are level 2 in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2011, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $70 million.

Inventories

Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $281 million and $270 million at December 31, 2011 and 2010, respectively, is the amount necessary to reduce the cost of the inventory to its estimated realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $279 million, $262 million and $249 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.

Long-lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. There have been no impairments of long-lived assets for the years ended December 31, 2011, 2010 and 2009.

Intangible Assets

The Company has approximately $6.2 billion of goodwill and $0.6 billion of identified intangible assets at December 31, 2011. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that such assets might be impaired.

Goodwill is identified by segment as follows (in millions):

	$000,00.00	$000,00.00	$000,00.00	$000,00.00
	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Total
Balance at December 31, 2009	$1,567	$3,855	$67	$5,489
Goodwill acquired during period	287	2	9	298
Currency translation adjustments	—	2	1	3

Balance at December 31, 2010	1,854	3,859	77	5,790
Goodwill acquired during period	117	233	27	377
Currency translation adjustments and other	(12)	(3)	(1)	(16)

Balance at December 31, 2011	$1,959	$4,089	$103	$6,151

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $280 million in each of the next five years. Included in intangible assets are approximately $643 million of indefinite-lived trade names.

The net book value of identified intangible assets are identified by segment as follows (in millions):

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Total
Balance at December 31, 2009	$416	$3,630	$6	$4,052

Additions to intangible assets	291	8	—	299
Amortization	(38)	(206)	(1)	(245)
Currency translation adjustments	(3)	—	—	(3)

Balance at December 31, 2010	666	3,432	5	4,103
Additions to intangible assets	70	176	27	273
Amortization	(60)	(213)	(3)	(276)
Currency translation adjustments and other	(22)	(4)	(1)	(27)

Balance at December 31, 2011	$654	$3,391	$28	$4,073

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2010:

Customer relationships	$2,933	$(536)	$2,397
Trademarks	677	(95)	582
Indefinite-lived trade names	643	—	643
Other	655	(174)	481

Total identified intangibles	$4,908	$(805)	$4,103

December 31, 2011:
Customer relationships	$3,044	$(717)	$2,327
Trademarks	716	(122)	594
Indefinite-lived trade names	643	—	643
Other	751	(242)	509

Total identified intangibles	$5,154	$(1,081)	$4,073

2009 Asset Impairment

During the second quarter of 2009, the worldwide average rig count was 2,009 rigs, down 41% from the fourth quarter 2008 average of 3,395 and down 25% from the first quarter 2009 average of 2,681. The second quarter 2009 average rig count represented the lowest quarterly average in the past six years. In addition, the Company’s updated forecast was behind the Company’s previous forecast completed at the beginning of 2009. While operating profit for the first quarter of 2009 was in line with the Company’s first quarter 2009 operating profit forecast, the Company’s consolidated operating profit for the second quarter of 2009 was below its second quarter 2009 forecast. As a result of the substantial decline in the worldwide rig count, and the decline in actual/forecasted results compared to the original 2009 forecast, the Company concluded that events or circumstances had occurred indicating that goodwill and other indefinite-lived intangible assets might be impaired as described in ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”).

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

The Company performed its annual impairment analysis for its goodwill and indefinite-lived intangible assets during the fourth quarter of 2009, 2010 and 2011 each resulting in no further impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $10 million, $30 million and $79 million for the years ending December 31, 2011, 2010 and 2009, respectively, and are included in other income (expense) in the accompanying statement of operations.

During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. The Company’s net investment in Venezuela was $27 million at December 31, 2011.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2009	$217

Net provisions for warranties issued during the year	52
Amounts incurred	(45)
Currency translation adjustments	(9)

Balance at December 31, 2010	$215

Net provisions for warranties issued during the year	40
Amounts incurred	(47)
Currency translation adjustments and other	3

Balance at December 31, 2011	$211

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $107 million at both December 31, 2011 and 2010.

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation – Stock Compensation” (“ASC Topic 718”). Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period.

The Company provides compensation benefits to employees and non-employee directors under share-based payment arrangements, including various employee stock option plans.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $73 million, $66 million and $68 million for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $17 million, $20 million and $21 million for 2011, 2010 and 2009, respectively.

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

Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Company	$1,994	$1,667	$1,469

Denominator:
Basic—weighted average common shares outstanding	422	417	416
Dilutive effect of employee stock options and other unvested stock awards	2	2	1

Diluted outstanding shares	424	419	417

Basic earnings attributable to Company per share	$4.73	$3.99	$3.53

Diluted earnings attributable to Company per share	$4.70	$3.98	$3.52

Cash dividends per share	$0.45	$0.41	$1.10

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the years ended December 31, 2011, 2010 and 2009 and therefore not excluded from Net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 3 million, 8 million, and 4 million at December 31, 2011, 2010 and 2009, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires that all nonowner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 requires retrospective application. The Company early adopted ASU No. 2011-05 and added the Consolidated Statements of Comprehensive Income retrospectively for all reporting periods presented.

In September 2011, the FASB issued ASU No. 2011-8 “Intangibles—Goodwill and Other” (“ASU No. 2011-08”), which amends its guidance on the testing of goodwill for impairment allowing entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact ASU No. 2011-08 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet—Disclosures about Offsetting Assets and Liabilities” (ASU No. 2011-11”), which requires an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2011-11 is effective for annual and interim periods beginning on January 1, 2013. The Company is currently assessing the impact ASU No. 2011-11 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), which defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU No. 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU No. 2011-12 is effective for annual and interim periods beginning after December 15, 2011. The Company is currently assessing the impact ASU No. 2011-12 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

3. Derivative Financial Instruments

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

At December 31, 2011, the Company has determined that its derivative financial instruments representing assets of $26 million and liabilities of $96 million (primarily currency related derivatives) are level 2 in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2011, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $70 million.

At December 31, 2011, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

At December 31, 2011 and 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and costs (in millions):

	Currency Denomination December 31,
Foreign Currency	2011		2010
Norwegian Krone	NOK	6,639	NOK	4,983
Euro		€456		€122
U.S. Dollar		$402		$247
Danish Krone	DKK	98	DKK	31
Singapore Dollar	SGD	10	SGD	—
British Pound Sterling		£2		£4

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

At December 31, 2011 and 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency fair values of firm commitments of revenues and costs (in millions):

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

At December 31, 2011 and 2010, the Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination December 31,
Foreign Currency	2011		2010
Norwegian Krone	NOK	2,310	NOK	1,442
Russian Ruble	RUB	786	RUB	780
U.S. Dollar		$483		$328
Euro		€161		€97
Danish Krone	DKK	67	DKK	115
British Pound Sterling		£9		£8
Singapore Dollar	SGD	5	SGD	—
Swedish Krone	SEK	4	SEK	—

At December 31, 2011 and 2010, the Company has the following respective fair values of its derivative instruments and their balance sheet classifications (in millions):

	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00	$0000.00
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2011	2010	Location	2011	2010
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$16	$28	Accrued liabilities	$62	$12
Foreign exchange contracts	Other Assets	1	12	Other Liabilities	13	1

Total derivatives designated as hedging instruments under ASC Topic 815		$17	$40		$75	$13

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$9	$7	Accrued liabilities	$21	$10

Total derivatives not designated as hedging instruments under ASC Topic 815		$9	$7		$21	$10

Total derivatives		$26	$47		$96	$23

The Effect of Derivative Instruments on the Consolidated Statement of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2011	2010		2011	2010		2011	2010
			Revenue	8	10
Foreign exchange contracts	(43)	(25)	Cost of revenue	40	(22)	Other income (expense), net	17	9

Total	(43)	(25)		48	(12)		17	9

Derivatives in ASC Topic 815 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		ASC Topic 815 Fair Value Hedge Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Recognized in Income on Related Hedged Items

		Years Ended December 31,				Years Ended December 31,
		2011	2010			2011	2010
Foreign exchange contracts	Revenue	—	(2)	Firm commitments	Revenue	—	2

Total		—	(2)			—	2

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		Years Ended December 31,
		2011	2010
Foreign exchange contracts	Other income (expense), net	(39)	8

Total		(39)	8

(a)	The Company expects that $43 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $17 million and $9 million related to the ineffective portion of the hedging relationships for the years ended December 31, 2011 and 2010, respectively, and $18 million and $12 million related to the amount excluded from the assessment of the hedge effectiveness for the years ended December 31, 2011 and 2010, respectively.

4. Acquisitions and Investments

2011

The Company completed nine acquisitions for an aggregate purchase price of $1,038 million, net of cash acquired. These acquisitions included:

•

The shares of Ameron International Corporation (“Ameron”), a U.S.-based manufacturer of highly engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.

•	The shares of Conner Steel Products Holding Company, a U.S.-based manufacturer of storage and handling equipment for the oilfield services industry.

The preliminary allocation of the purchase price of each acquisition was based upon preliminary valuations. The Company’s estimates and assumptions are subject to change upon the receipt, and management’s review, of the final valuations. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2011 acquisitions (in millions):

	Ameron	All Other Acquisitions	Total
Current assets, net of cash acquired	$245	$106	$351
Property, plant and equipment	402	41	443
Intangible assets	142	131	273
Goodwill	199	178	377
Other assets	59	14	73

Total assets acquired	1,047	470	1,517

Current liabilities	154	80	234
Long-term debt	16	—	16
Other liabilities	173	56	229

Total liabilities	343	136	479

Cash consideration, net of cash acquired	$704	$334	$1,038

The Company allocated $273 million to intangible assets (16 year weighted-average life), comprised of: $119 million of customer relationships (14 year weighted-average life), $39 million of trademarks (35 year weighted-average life), and $115 million of other intangible assets (12 year weighted-average life).

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

Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business are included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Fair value of assets acquired, net of cash acquired	$1,517	$850	$871
Cash paid, net of cash acquired	(1,038)	(556)	(573)

Liabilities assumed, debt issued and minority interest	$479	$294	$298

Excess purchase price over fair value of net assets acquired	$377	$298	$198

5. Inventories, net

Inventories consist of (in millions):

	December 31,
	2011	2010
Raw materials and supplies	$907	$661
Work in process	852	953
Finished goods and purchased products	2,271	1,774

Total	$4,030	$3,388

6. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2011	2010
Land and buildings	5-35 Years	$1,069	$736
Operating equipment	3-15 Years	1,955	1,539
Rental equipment	3-12 Years	636	628

		3,660	2,903
Less: Accumulated Depreciation		(1,215)	(1,063)

		$2,445	$1,840

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2011	2010
Customer prepayments and billings	$686	$387
Compensation	468	403
Accrued vendor costs	280	597
Warranty	211	215
Taxes (non income)	119	93
Insurance	103	49
Fair value of derivatives	83	22
Interest	7	11
Other	419	328

Total	$2,376	$2,105

8. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$5,839	$6,676
Estimated earnings	3,775	4,665

	9,614	11,341
Less: Billings to date	9,886	11,037

	$(272)	$304

Costs and estimated earnings in excess of billings on uncompleted contracts	$593	$815
Billings in excess of costs and estimated earnings on uncompleted contracts	(865)	(511)

	$(272)	$304

9. Debt

Debt consists of (in millions):

	December 31,
	2011	2010
Senior Notes, interest at 6.5% payable semiannually,principal due on March 15, 2011	$—	$150
Senior Notes, interest at 7.25% payable semiannually,principal due on May 1, 2011	—	201
Senior Notes, interest at 5.65% payable semiannually,principal due on November 15, 2012	200	200
Senior Notes, interest at 5.5% payable semiannually,principal due on November 19, 2012	150	151
Senior Notes, interest at 6.125% payable semiannually,principal due on August 15, 2015	151	151
Other	9	34

Total debt	510	887
Less current portion	351	373

Long-term debt	$159	$514

Principal payments of debt for years subsequent to 2011 are as follows (in millions):

2012	$351
2013	2
2014	4
2015	152
2016	1

$510

Senior Notes

On March 15, 2011, the Company repaid $150 million of its 6.5% unsecured Senior Notes using available cash balances and on May 1, 2011, the Company repaid $200 million of its 7.25% unsecured Senior Notes using available cash balances. The remaining Senior Notes contain reporting covenants, and the Company was in compliance at December 31, 2011.

Revolving Credit Facility

The Company has a $2 billion, five-year revolving credit facility which expires April 30, 2013. At December 31, 2011 there were no borrowings against the credit facility, and there were $862 million in outstanding letters of credit issued under the credit facility, resulting in $1,138 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.26% subject to a ratings-based grid, or the prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at December 31, 2011.

The Company also had $1,863 million of additional outstanding letters of credit at December 31, 2011, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

10. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2011, 2010 and 2009, expenses for defined-contribution plans were $54 million, $41 million, and $39 million, respectively, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, 1,053 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.

As a result of the Ameron acquisition in October of 2011, the Company acquired a qualified, defined benefit, noncontributory pension plan for certain U.S. employees as well as the obligation to provide defined retirement benefits to eligible employees in the Netherlands. The U.S. plan at December 31, 2011 was closed to new participants not covered by a collective bargaining agreement and ceased all benefit accruals under the plan with respect to employees that are not covered by a collective bargaining agreement. In addition, 232 U.S. employees covered by a collective bargaining agreement participate in defined benefit health care plans that provide postretirement medical benefits.

Net periodic benefit cost for our defined benefit plans aggregated $14 million, $10 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2011 and December 31, 2010, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2011	2010	2011	2010
Benefit obligation at beginning of year	$272	$262	$33	$39
Service cost	7	5	—	—
Interest cost	19	14	1	2
Actuarial loss (gain)	(14)	10	1	(3)
Benefits paid	(14)	(12)	(5)	(5)
Participants contributions	1	1	—	—
Exchange rate loss (gain)	(6)	(7)	—	—
Acquisitions	299	—	5	—
Curtailments	(9)	—	—	—
Other	1	(1)	—	—

Benefit obligation at end of year	$556	$272	$35	$33

Fair value of plan assets at beginning of year	$203	$193	$—	$—
Actual return	19	18	—	—
Benefits paid	(14)	(12)	(5)	(5)
Company contributions	19	8	5	5
Participants contributions	1	1	—	—
Exchange rate (loss) gain	(5)	(4)	—	—
Acquisitions	196	—	—	—
Other	—	(1)	—	—

Fair value of plan assets at end of year	$419	$203	$—	$—

Funded status	$(137)	$(69)	$(35)	$(33)

Accumulated benefit obligation at end of year	$527	$254

Liabilities associated with the funded status of the defined benefit pension plans are included in the balances of accrued liabilities and other liabilities in the Consolidated Balance Sheet.

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2011	2010
Discount rate:
United States plan	4.58%	4.95%
International plans	4.50% -5.60%	5.25% -5.50%
Salary increase:
United States plan	N/A	N/A
International plans	2.5% - 4.00%	2.50% -4.33%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2011	2010	2009
Discount rate:
United States plan	4.95%	5.26%	6.23%
International plans	5.25% -5.65%	5.25% -5.75%	5.75% -6.50%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.00% -4.33%	2.50% -4.25%	2.50% -4.50%
Expected return on assets:
United States plan	5.50% -6.50%	7.50%	7.75%
International plans	4.50% -7.06%	6.00% -6.85%	6.00% -6.85%

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

The Company expects to pay future benefit amounts on its defined benefit plans of $30 million for each of the next five years and aggregate payments of $308 million.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2010:
Equity securities	$66	$—	$66	$—
Bonds	58	—	58	—
Mutual funds	19	19	—	—
Other (insurance contracts)	54	—	22	32

	197	19	146	32
Cash	6	—	6	—

Total Fair Value Measurements	$203	$19	$152	$32

December 31, 2011:
Equity securities	$212	$—	$212	$—
Bonds	100	—	100	—
Other (insurance contracts)	107	—	30	77

Total Fair Value Measurements	$419	$—	$342	$77

The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2009	$32

Actual return on plan assets still held at reporting date	1
Currency translation adjustments	(1)

Balance at December 31, 2010	$32

Actual return on plan assets still held at reporting date	4
Purchases, sales and settlements	45
Currency translation adjustments	(4)

Balance at December 31, 2011	$77

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Defined Benefit Plans	Currency Translation Adjustments	Derivative Financial Instruments	Total
Balance at December 31, 2008	$(40)	$20	$(141)	$(161)

Current period activity	(14)	150	223	359
Tax effect	5	(50)	(63)	(108)

Balance at December 31, 2009	$(49)	$120	$19	$90

Current period activity	1	19	(17)	3
Tax effect	—	(6)	4	(2)

Balance at December 31, 2010	$(48)	$133	$6	$91

Current period activity	19	(86)	(88)	(155)
Tax effect	(5)	21	25	41

Balance at December 31, 2011	$(34)	$68	$(57)	$(23)

12. Commitments and Contingencies

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

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At December 31, 2011, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific case referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific case referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

In 2011, the Company acquired Ameron. On or about November 21, 2008, the United States Department of Treasury, Office of Foreign Assets Control (“OFAC”) sent a Requirement to Furnish Information to Ameron. Ameron retained counsel and conducted an internal investigation. In 2009, Ameron, through its counsel, responded to OFAC. On or about January 21, 2011, OFAC issued an administrative subpoena to Ameron. OFAC and Ameron have entered into Tolling Agreements. All of the conduct under review occurred before acquisition of Ameron by the Company. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

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

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2066. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $256 million, $215 million, and $199 million in 2011, 2010 and 2009, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2011 are payable as follows (in millions):

2012	$150
2013	110
2014	88
2015	69
2016	58
Thereafter	242

Total future lease commitments	$717

13. Common Stock

National Oilwell Varco has authorized 1 billion shares of $.01 par value common stock. The Company also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $191 million and $172 million for the years ended December 31, 2011 and 2010, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Stock Options

Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 25.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2011, approximately 6 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Varco International, Inc. in 2005 and Grant Prideco in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2011 under the stock option plans have exercise prices between $8.38 and $79.80 per share, and expire at various dates from January 30, 2012 to May 20, 2021.

The following summarizes options activity:

	Years Ended December 31,
	2011		2010		2009
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Shares under option at beginning of year	11,039,544	$38.01	10,255,982	$34.19	7,547,822	$37.24
Granted	2,277,946	79.68	3,485,283	44.03	3,234,400	26.03
Cancelled	(241,174)	40.20	(232,488)	40.53	(156,356)	29.79
Exercised	(2,594,566)	36.84	(2,469,233)	30.35	(369,884)	40.86

Shares under option at end of year	10,481,750	$47.20	11,039,544	$38.01	10,255,982	$34.19

Exercisable at end of year	5,073,965	$38.47	5,067,186	$36.31	5,308,465	$33.14

The following summarizes information about stock options outstanding at December 31, 2011:

Range of Exercise Price	Weighted-Avg Remaining Contractual Life	Options Outstanding		Options Exercisable
		Shares	Weighted-Avg Exercise Price	Shares	Weighted-Avg Exercise Price

$ 8.38 - $40.00	5.45	4,121,224	$27.17	3,124,581	$27.53
$ 40.01 - $65.00	7.48	4,104,562	49.50	1,919,040	55.72
$ 65.01 - $79.80	9.11	2,255,964	79.60	30,344	73.53

Total	7.03	10,481,750	$47.20	5,073,965	$38.47

The weighted-average fair value of options granted during 2011, 2010 and 2009 was approximately $29.52, $16.73 and $11.89 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2011 and 2010 was $102 million and $60 million, respectively.

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

	Years Ended December 31,
	2011	2010	2009
Valuation Assumptions:
Expected volatility	53.2%	55.0%	63.5%
Risk-free interest rate	2.1%	2.3%	1.8%
Expected dividends	$0.44	$0.40	$—
Expected term (in years)	3.1	3.2	3.4

The Company used the actual volatility for traded options for the past 10 years prior to option date as the expected volatility assumption required in the Black Scholes model.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated expected term is based on actual employee exercise activity for the past ten years.

As stock-based compensation expense recognized in the Consolidated Statement of Income in 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following summary presents information regarding outstanding options at December 31, 2011 and changes during 2011 with regard to options under all stock option plans:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	11,039,544	$38.01
Granted	2,277,946	$79.68
Exercised	(2,594,566)	$36.84
Cancelled	(241,174)	$40.20

Outstanding at December 31, 2011	10,481,750	$47.20	7.03	$217,950,989

Vested or expected to vest	10,298,319	$47.20	7.03	$214,136,846

Exercisable at December 31, 2011	5,073,965	$38.47	5.61	$149,787,693

At December 31, 2011, total unrecognized compensation cost related to nonvested stock options was $68 million. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options vested in 2011, 2010 and 2009 was approximately $54 million, $78 million and $40 million, respectively. Cash received from option exercises for 2011, 2010 and 2009 was $96 million, $73 million and $8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $43 million, $16 million and $2 million for 2011, 2010 and 2009, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2011, 2010 and 2009 was not material for any period.

Restricted Shares

The Company issues restricted stock awards and restricted stock units with no exercise price to officers and key employees in addition to stock options. Out of the total number of restricted stock awards and restricted stock units granted, 234,620 were granted on February 22, 2011 and vest on the third anniversary of the date of grant. In addition, on May 19, 2011, 8,505 restricted stock awards were granted to the non-employee members of the Board of Directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. Performance-based restricted stock awards of 131,300 were granted on February 22, 2011. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s operating income growth, measured on a percentage basis, from January 1, 2011 through December 31, 2013 exceeding the median operating income level growth of a designated peer group over the same period. The estimated forfeiture rate of restricted stock awards and restricted stock units is factored into the share-based compensation expense the Company recognizes.

The following summary presents information regarding outstanding restricted:

Restricted Shares	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2008	1,460,496	$47.34
Granted	762,692	$26.02
Vested	(7,322)	$36.05
Forfeited	(34,622)	$41.52

Nonvested at December 31, 2009	2,181,244	$40.51
Granted	558,531	$43.99
Vested	(921,454)	$43.28
Forfeited	(52,484)	$35.11

Nonvested at December 31, 2010	1,765,837	$42.15
Granted	374,425	$79.53
Vested	(496,642)	$64.22
Forfeited	(37,573)	$44.02

Nonvested at December 31, 2011	1,606,047	$44.21

The weighted-average grant day fair value of restricted stock awards and restricted stock units granted during the years ended 2011, 2010 and 2009 was $79.53, $43.99 and $26.02 per share, respectively. There were 496,642; 921,454 and 7,322 restricted stock awards that vested during 2011, 2010 and 2009, respectively. At December 31, 2011, there was $30 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Domestic	$1,282	$727	$761
Foreign	1,640	1,670	1,447

	$2,922	$2,397	$2,208

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$484	$421	$526
State	37	34	35
Foreign	768	448	348

Total current income tax provision	1,289	903	909

Deferred:
Federal	(28)	(260)	(249)
State	(3)	(8)	(5)
Foreign	(321)	103	80

Total deferred income tax provision	(352)	(165)	(174)

Total income tax provision	$937	$738	$735

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Federal income tax at U.S. statutory rate	$1,023	$839	$773
Foreign income tax rate differential	(152)	(117)	(120)
State income tax, net of federal benefit	22	17	18
Nondeductible expenses	42	40	30
Tax benefit of manufacturing deduction	(37)	(19)	(17)
Foreign dividends, net of foreign tax credits	9	15	10
Change in deferred tax valuation allowance	(18)	—	—
Change in contingency reserve and other	48	(37)	41

Total income tax provision	$937	$738	$735

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	$0.000	$0.000	$0.000
	December 31,
	2011	2010	2009
Deferred tax assets:
Allowances and operating liabilities	$331	$344	$343
Net operating loss carryforwards	14	10	7
Postretirement benefits	14	17	12
Foreign tax credit carryforwards	106	220	—
Other	151	75	28

	616	666	390
Valuation allowance for deferred tax assets	(13)	(9)	(8)

Total deferred tax assets	603	657	382

Deferred tax liabilities:
Tax over book depreciation	204	213	168
Intangible assets	1,398	1,307	1,413
Deferred income	226	456	363
Accrued U.S. tax on unremitted earnings	70	149	49
Other	168	211	98

Total deferred tax liabilities	2,066	2,336	2,091

Net deferred tax liability	$1,463	$1,679	$1,709

The balance of unrecognized tax benefits at December 31, 2011 and 2010 was $131 million and $118 million, respectively. Included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2011 was an increase of $10 million associated with the acquisition of Ameron. Also included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2011 was an increase of $12 million of unrecognized tax benefits associated with certain tax credits claimed in prior years plus the pricing of certain internal transfers of inventory that may not be accepted as a tax deduction in foreign jurisdictions. A $9 million reduction in the balance of unrecognized tax benefits resulted from the lapse of applicable statutes of limitations in foreign jurisdictions. Of the net increase of $13 million in the balance of unrecognized tax benefits, $10 million was recorded as an increase in Goodwill and $3 million was recorded as an increase of income tax expense in the current year and is reflected in the “other” category in the income tax rate schedule above. These unrecognized tax benefits are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2011. If the $131 million of unrecognized tax benefits accrued at December 31, 2011 are ultimately realized, $58 million would be recorded as a reduction of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	$0,000	$0,000	$0,000
	2011	2010	2009
Unrecognized tax benefit at beginning of year	$118	$58	$61
Additions based on tax positions related to the current year	9	1	10
Additions for tax positions of prior years	13	82	—
Reductions for tax positions of prior years	—	(5)	(12)
Reductions for lapse of applicable statutes of limitations	(9)	(18)	(1)

Unrecognized tax benefit at end of year	$131	$118	$58

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2011, the Company recorded as a reduction of income tax expense a $1 million release of accrued interest and penalties related to uncertain tax positions, and as an increase in Goodwill a $1 million accrual of accrued interest and penalties associated with the uncertain tax positions of Ameron. At December 31, 2011, the Company has accrued approximately $8 million of interest and penalties relating to unrecognized tax benefits. These interest and penalties are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2011.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2007 and outside the U.S. for the tax years ending after 2005.

In the United States, the Company has $20 million of net operating loss carryforwards as of December 31, 2011, which expire at various dates through 2030. The potential benefit of $7 million has been reduced by a $7 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $7 million would reduce future income tax expense.

Outside the United States, the Company has $34 million of net operating loss carryforwards as of December 31, 2011, which expire in the year 2021. The potential benefit of $7 million has been reduced by a $5 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $6 million would reduce future income tax expense.

Also in the United States, the Company has $106 million of excess foreign tax credits as of December 31, 2011, which expire at various dates through 2021. These credits have been allotted a valuation allowance of $1 million and would be realized as a reduction of future income tax payments.

During 2011, the Company recorded $88 million in net deferred tax liabilities with a corresponding increase in goodwill related to the acquisition of Conner Steel Products Holding Company and Ameron.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $3,789 million and $2,503 million at December 31, 2011 and 2010, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

Because of the number of tax jurisdictions in which the Company operates, its effective tax rate can fluctuate as operations and the local country tax rates fluctuate. The Company is also subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company’s future tax provision will reflect any favorable or unfavorable adjustments to its estimated tax liabilities when resolved. The Company is unable to predict the outcome of these matters. However, the Company believes that none of these matters will have a material adverse effect on the results of operations or financial condition of the Company.

15. Business Segments and Geographic Areas

The Company’s operations consist of three reportable segments: Rig Technology, Petroleum Services & Supplies and Distribution & Transmission. Within the three reporting segments, the Company has aggregated two business units under Rig Technology, nine business units under Petroleum Services & Supplies and two under Distribution & Transmission for a total of 13 business units, one of which was added during 2011 as a result of the Company’s acquisition of Ameron. Prior to the Company’s acquisition of Ameron in October 2011, the Company’s Distribution & Transmission segment was called Distribution Services with one business unit. Distribution Services was expanded as a result of certain business operations of the Ameron acquisition adding an additional business unit to the segment called Transmission and changing the name of the segment to Distribution & Transmission. The Company has aggregated each of its business units in one of the three reporting segments based on the guidelines of ASC Topic 280, “Segment Reporting” (“ASC Topic 280”).

Rig Technology: The Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; cranes; and turret mooring systems and other products for Floating Production, Storage and Offloading vessels and other offshore vessels and terminals.

Petroleum Services & Supplies: The Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, transfer pumps, solids control systems, drilling motors, drill bits, reamers and other downhole tools, and mud pump consumables. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced fiberglass composite pipe for application in highly corrosive environments.

Distribution & Transmission: The Distribution & Transmission segment provides maintenance, repair and operating supplies and spare parts to drill site and production locations worldwide. In addition to its comprehensive network of field locations supporting land drilling operations throughout North America. The segment also supports major offshore drilling contractors through locations in Mexico, the Middle East, Europe, Southeast Asia and South America. Distribution & Transmission employs advanced information technologies to provide complete procurement, inventory management and logistics services to its customers around the globe. Demand for the segment’s services is determined primarily by the level of drilling, servicing, and oil and gas production activities. Additionally, the Distribution & Transmission segment has global reach in oil and gas, waste water treatment, chemical, food and beverage, paper and pulp, mining, agriculture, and a variety of municipal markets as well as being a leading producers of water transmission lines and fabricated steel products, such as wind towers, specialized materials and products used in infrastructure projects.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. The Company evaluates performance of each reportable segment based upon its operating income, excluding non-recurring items.

The Company had revenues of 12% and 17% of total revenue from one of its customers for the years ended December 31, 2011 and 2010, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the use of the products or services (in millions):

	Years Ended December 31,
	2011	2010	2009
United States	$5,449	$4,104	$3,444
South Korea	2,257	2,616	2,830
Canada	913	656	550
Singapore	721	491	801
Norway	689	495	629
United Kingdom	465	421	578
Other Countries	4,164	3,373	3,880

Total	$14,658	$12,156	$12,712

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2011	2010
United States	$1,493	$1,045
United Kingdom	131	116
Canada	113	118
South Korea	97	90
Brazil	92	32
Singapore	86	75
Norway	40	40
Other Countries	393	324

Total	$2,445	$1,840

Business Segments:

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Unallocated/ Eliminations	Total
December 31, 2011:
Revenues	$7,788	$5,654	$1,873	$(657)	$14,658
Operating profit	2,053	1,072	135	(323)	2,937
Capital expenditures	125	299	17	42	483
Depreciation and amortization	120	397	14	24	555
Goodwill	1,959	4,089	103	—	6,151
Total assets	8,375	13,019	1,420	2,701	25,515

December 31, 2010:
Revenues	$6,965	$4,182	$1,546	$(537)	$12,156
Operating profit	2,064	585	78	(280)	2,447
Capital expenditures	59	152	2	19	232
Depreciation and amortization	95	384	7	21	507
Goodwill	1,854	3,859	77	—	5,790
Total assets	7,778	11,807	923	2,542	23,050

December 31, 2009
Revenues	$8,093	$3,745	$1,350	$(476)	$12,712
Operating profit	2,283	301	50	(319)	2,315
Capital expenditures	61	161	3	25	250
Depreciation and amortization	90	374	8	18	490
Goodwill	1,567	3,855	67	—	5,489
Total assets	7,203	11,601	781	1,947	21,532

16. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011
Revenues	$3,146	$3,513	$3,740	$4,259
Gross profit	975	1,083	1,164	1,275
Net income attributable to Company	407	481	532	574
Net income attributable to Company per basic share	0.97	1.14	1.26	1.36
Net income attributable to Company per diluted share	0.96	1.13	1.25	1.35
Cash dividends per share	0.11	0.11	0.11	0.12

Year ended December 31, 2010
Revenues	$3,032	$2,941	$3,011	$3,172
Gross profit	962	928	945	997
Net income attributable to Company	422	401	404	440
Net income attributable to Company per basic share	1.01	0.96	0.97	1.05
Net income attributable to Company per diluted share	1.01	0.96	0.96	1.05
Cash dividends per share	0.10	0.10	0.10	0.11

17. Subsequent Event

In February 2012, the Company entered into a definitive agreement to acquire NKT Flexibles I/S (“NKT”) for approximately $670 million in cash. NKT, a joint venture between NKT Holding and Subsea 7 S.A., is based in Denmark. The company designs and manufactures flexible pipe products and systems for the offshore oil and gas industry, including products associated with Floating Production, Storage and Offloading vessels and other offshore vessels, as well as subsea production systems including flow-lines and flexible risers. This transaction is subject to customary closing conditions, including approval from the relevant competition authorities. Upon closing, the Company expects to report the NKT results within its Rig Technology segment.

SCHEDULE II

NATIONAL OILWELL VARCO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off’s and other	Balance end of year
Allowance for doubtful accounts:
2011	$107	$9	$(9)	$107
2010	95	39	(27)	107
2009	73	53	(31)	95

Allowance for excess and obsolete inventories:
2011	$270	$70	$(59)	$281
2010	206	106	(42)	270
2009	123	100	(17)	206

Valuation allowance for deferred tax assets:
2011	$9	$4	$—	$13
2010	8	1	—	9
2009	10	—	(2)	8

Warranty reserve:
2011	$215	$40	$(44)	$211
2010	217	52	(54)	215
2009	114	144	(41)	217