Form 10-Q
period 2012-09-30
NATIONAL OILWELL VARCO INC
filed 2012-11-02
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 30, 2012 the registrant had 426,905,434 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,702	$3,535
Receivables, net	4,033	3,291
Inventories, net	5,989	4,030
Costs in excess of billings	1,065	593
Deferred income taxes	286	336
Prepaid and other current assets	592	325

Total current assets	13,667	12,110

Property, plant and equipment, net	2,818	2,445
Deferred income taxes	320	267
Goodwill	6,940	6,151
Intangibles, net	4,431	4,073
Investment in unconsolidated affiliates	370	391
Other assets	116	78

Total assets	$28,662	$25,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,365	$901
Accrued liabilities	2,363	2,376
Billings in excess of costs	1,037	865
Current portion of long-term debt and short-term borrowings	354	351
Accrued income taxes	194	709
Deferred income taxes	368	214

Total current liabilities	5,681	5,416

Long-term debt	1,175	159
Deferred income taxes	1,802	1,852
Other liabilities	321	360

Total liabilities	8,979	7,787

Commitments and contingencies

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 426,879,173 and 423,900,601 shares issued and outstanding at September 30, 2012 and December 31, 2011	4	4
Additional paid-in capital	8,718	8,535
Accumulated other comprehensive income (loss)	79	(23)
Retained earnings	10,773	9,103

Total Company stockholders’ equity	19,574	17,619
Noncontrolling interests	109	109

Total stockholders’ equity	19,683	17,728

Total liabilities and stockholders’ equity	$28,662	$25,515

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$5,319	$3,740	$14,356	$10,399
Cost of revenue	3,948	2,576	10,411	7,177

Gross profit	1,371	1,164	3,945	3,222
Selling, general and administrative	473	392	1,291	1,133

Operating profit	898	772	2,654	2,089
Interest and financial costs	(11)	(8)	(28)	(31)
Interest income	2	5	8	13
Equity income in unconsolidated affiliates	7	11	43	34
Other income (expense), net	(22)	—	(43)	(26)

Income before income taxes	874	780	2,634	2,079
Provision for income taxes	265	252	819	667

Net income	609	528	1,815	1,412
Net loss attributable to noncontrolling interests	(3)	(4)	(8)	(8)

Net income attributable to Company	$612	$532	$1,823	$1,420

Net income attributable to Company per share:
Basic	$1.44	$1.26	$4.29	$3.37

Diluted	$1.43	$1.25	$4.28	$3.35

Cash dividends per share	$0.12	$0.11	$0.36	$0.33

Weighted average shares outstanding:
Basic	425	422	425	421

Diluted	427	425	426	424

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$609	$528	$1,815	$1,412
Currency translation adjustments	84	(117)	28	(25)
Changes in derivative financial instruments, net of tax	64	(71)	74	(29)

Comprehensive income	757	340	1,917	1,358
Comprehensive loss attributable to noncontrolling interest	(3)	(4)	(8)	(8)

Comprehensive income attributable to Company	$760	$344	$1,925	$1,366

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,815	$1,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	462	413
Deferred income taxes	40	(179)
Equity income in unconsolidated affiliates	(43)	(34)
Dividend from unconsolidated affiliate	61	45
Other, net	76	70
Change in operating assets and liabilities, net of acquisitions:
Receivables	(251)	(646)
Inventories	(1,152)	(530)
Costs in excess of billings	(472)	284
Prepaid and other current assets	(254)	(78)
Accounts payable	165	146
Billings in excess of costs	173	606
Income taxes payable	(569)	(20)
Other assets/liabilities, net	(231)	32

Net cash provided by (used in) operating activities	(180)	1,521

Cash flows from investing activities:
Purchases of property, plant and equipment	(382)	(317)
Business acquisitions, net of cash acquired	(2,305)	(315)
Dividend from unconsolidated affiliate	—	13
Other	24	43

Net cash used in investing activities	(2,663)	(576)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	1,019	—
Repayments on debt	(3)	(374)
Cash dividends paid	(153)	(140)
Proceeds from stock options exercised	111	94
Other	31	22

Net cash provided by (used in) financing activities	1,005	(398)
Effect of exchange rates on cash	5	(10)

Increase (decrease) in cash and cash equivalents	(1,833)	537
Cash and cash equivalents, beginning of period	3,535	3,333

Cash and cash equivalents, end of period	$1,702	$3,870

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$21	$34
Income taxes	$1,320	$805

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

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2012	2011
Raw materials and supplies	$1,245	$907
Work in process	1,151	852
Finished goods and purchased products	3,593	2,271

Total	$5,989	$4,030

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2012	2011
Customer prepayments and billings	$687	$686
Accrued vendor costs	407	280
Compensation	349	468
Warranty	210	211
Taxes (non income)	113	119
Insurance	111	103
Fair value of derivatives	33	83
Interest	9	7
Other	444	419

Total	$2,363	$2,376

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2011	$211

Net provisions for warranties issued during the year	39
Amounts incurred	(44)
Currency translation adjustments and other	4

Balance at September 30, 2012	$210

4. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30,	December 31,
	2012	2011
Costs incurred on uncompleted contracts	$6,479	$5,839
Estimated earnings	3,516	3,775

	9,995	9,614
Less: Billings to date	9,967	9,886

	$28	$(272)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,065	$593
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,037)	(865)

	$28	$(272)

5. Comprehensive Income

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three and nine months ended September 30, 2012, a majority of these local currencies strengthened against the U.S. dollar resulting in net Other Comprehensive Income of $84 million and $28 million, respectively, upon the translation from local currencies to the U.S. dollar. For the three and nine months ended September 30, 2011, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $117 million and $25 million, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income or Loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income or Loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of Other Comprehensive Income or Loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was Other Comprehensive Income of $64 million (net of tax of $23 million) and $74 million (net of tax of $27 million) for the three and nine months ended September 30, 2012, respectively. The accumulated effect was Other Comprehensive Loss of $71 million (net of tax of $28 million) and $29 million (net of tax of $12 million) for the three and nine months ended September 30, 2011, respectively.

6. Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Rig Technology	$2,547	$1,970	$7,211	$5,472
Petroleum Services & Supplies	1,717	1,460	5,197	4,084
Distribution & Transmission	1,315	480	2,659	1,313
Eliminations	(260)	(170)	(711)	(470)

Total Revenue	$5,319	$3,740	$14,356	$10,399

Operating Profit:
Rig Technology	$598	$523	$1,699	$1,456
Petroleum Services & Supplies	383	298	1,161	777
Distribution & Transmission	42	37	131	90
Unallocated expenses and eliminations	(125)	(86)	(337)	(234)

Total Operating Profit	$898	$772	$2,654	$2,089

Operating Profit %:
Rig Technology	23.5%	26.5%	23.6%	26.6%
Petroleum Services & Supplies	22.3%	20.4%	22.3%	19.0%
Distribution & Transmission	3.2%	7.7%	4.9%	6.9%
Total Operating Profit %	16.9%	20.6%	18.5%	20.1%

Included in operating profit are other costs related to acquisitions, such as the amortization of backlog and inventory that was stepped up to fair value during purchase accounting. Other costs by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other costs:
Rig Technology	$12	$5	$33	$11
Petroleum Services & Supplies	—	1	3	17
Distribution & Transmission	36	—	44	1

Total other costs	$48	$6	$80	$29

The Company had revenues of 9% and 10% of total revenue from one of its customers for the three and nine months ended September 30, 2012, respectively, and revenues of 13% and 12% of total revenue from one of its customers for the three and nine months ended September 30, 2011. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7. Debt

Debt consists of (in millions):

	September 30,	December 31,
	2012	2011
Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	$200	$200
Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	150	150
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151
Revolving Credit Facility, expires September 28, 2017	1,015	—
Other	13	9

Total debt	1,529	510
Less current portion	354	351

Long-term debt	$1,175	$159

New Revolving Credit Facility

On September 28, 2012, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of financial institutions. This new credit facility replaced early the Company’s previous $2.0 billion revolving credit facility and provides for aggregate multicurrency borrowings up to $3.5 billion. In addition, the Company has an accordion option to increase aggregate borrowing availability by an additional $1.0 billion, subject to obtaining additional or increased lender commitments from members of the syndication. Interest under the new credit facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The terms of the new credit facility provide for a financial covenant regarding maximum debt to capitalization. At September 30, 2012, the Company was in compliance with the financial covenant under the new credit facility.

At September 30, 2012, there were $1,015 million in borrowings, and there were $913 million in outstanding letters of credit issued, resulting in $1,572 million of funds available under the new credit facility.

The Company also had $1,944 million of additional outstanding letters of credit at September 30, 2012, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2012, the carrying value of the Company’s debt approximated its fair value.

8. Tax

The effective tax rate for the three and nine months ended September 30, 2012 was 30.3% and 31.1%, respectively, compared to 32.3% and 32.1% for the same period in 2011. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the effect of lower tax rates on income earned in foreign jurisdictions, reduced non-deductible expenses, the deduction in the U.S. for manufacturing activities and foreign exchange losses for tax reporting in Norway.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal income tax at U.S. federal statutory rate	$306	$273	$922	$728
Foreign income tax rate differential	(29)	(42)	(109)	(108)
State income tax, net of federal benefit	7	6	24	17
Nondeductible expenses	—	9	23	33
Tax benefit of manufacturing deduction	(12)	(14)	(30)	(26)
Foreign dividends, net of foreign tax credits	2	33	22	43
Tax impact of foreign exchange	(15)	13	(33)	14
Tax rate change on temporary differences	—	(5)	—	(18)
Other	6	(21)	—	(16)

Provision for income taxes	$265	$252	$819	$667

The balance of unrecognized tax benefits at September 30, 2012 was $127 million. The Company recognized no material changes in the balance of unrecognized tax benefits for the three and nine months ended September 30, 2012.

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the U.S., Canada, the U.K., the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for tax years after 2008 and outside the U.S. for tax years after 2005.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

9. Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 25.5 million. At September 30, 2012, 3,563,803 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. During the three months ended March 31, 2012, the Company concluded that the performance conditions relating to the performance-based restricted stock awards granted on February 20, 2009 were not met. As a result, the Company reversed $8 million in previously recognized stock-based compensation expense related to performance-based restricted stock awards that did not vest. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $23 million and $57 million for the three and nine months ended September 30, 2012, respectively, and $19 million and $55 million for the three and nine months ended September 30, 2011, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $6 million and $17 million for the three and nine months ended September 30, 2012, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2012, the Company granted 2,239,088 stock options and 482,428 shares of restricted stock and restricted stock units, which includes 148,550 performance-based restricted stock awards. The stock options were granted February 21, 2012 with an exercise price of $84.58. Out of the total number of restricted stock and restricted stock units, 464,270 were granted February 21, 2012 and vest on the third anniversary of the date of grant. On May 16, 2012, 18,158 restricted stock awards were granted to the non-employee members of the board of directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance-based restricted stock awards were granted February 21, 2012. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s operating income growth, measured on a percentage basis, from January 1, 2012 through December 31, 2014 exceeding the median operating income growth for the designated peer group over the same period.

10. Derivative Financial Instruments

ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) requires a company to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges discussed below, all derivative financial instruments that the Company holds are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between 2 and 24 months, but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog. The Company may also use interest rate contracts to mitigate its exposure to changes in interest rates on anticipated long-term debt issuances.

At September 30, 2012, the Company has determined that the fair value of its derivative financial instruments representing assets of $81 million and liabilities of $34 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2012, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $47 million.

At September 30, 2012, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is subject to a particular currency risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), or hedge components excluded from the assessment of effectiveness, is recognized in the Consolidated Statements of Income during the current period.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	September 30, 2012		December 31, 2011
Norwegian Krone	NOK	7,035	NOK	6,639
U.S. Dollar		$393		$402
Euro		€383		€456
Mexican Peso	MXN	102	MXN	—
Danish Krone	DKK	112	DKK	98
Singapore Dollar	SGD	16	SGD	10
British Pound Sterling		£11		£2

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar equivalent cash flows from the nonfunctional currency monetary accounts will be adversely affected by changes in the exchange rates.

For derivative instruments that are non-designated, the gain or loss on the derivative instrument subject to the hedged risk (i.e., nonfunctional currency monetary accounts) is recognized in other income (expense), net in current earnings.

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	September 30, 2012		December 31, 2011
Norwegian Krone	NOK	1,717	NOK	2,310
Russian Ruble	RUB	1,266	RUB	786
U.S. Dollar		$936		$483
Euro		€253		€161
Danish Krone	DKK	217	DKK	67
Brazilian Real	BRL	99	BRL	—
Singapore Dollar	SGD	43	SGD	5
British Pound Sterling		£12		£9
Canadian Dollar	CAD	2	CAD	—
Swedish Krone	SEK	—	SEK	4

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

NATIONAL OILWELL VARCO, INC.

Fair Values of Derivative Instruments

(In millions)

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$42	$16	Accrued liabilities	$16	$62
Foreign exchange contracts	Other Assets	22	1	Other Liabilities	1	13

Total derivatives designated as hedging instruments under ASC Topic 815		$64	$17		$17	$75

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$17	$9	Accrued liabilities	$17	$21

Total derivatives not designated as hedging instruments under ASC Topic 815		$17	$9		$17	$21

Total derivatives		$81	$26		$34	$96

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
			Revenue	(9)	11
Foreign exchange contracts	69	6	Cost of revenue	(22)	38	Other income (expense), net	5	11

Total	69	6		(31)	49		5	11

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Nine Months Ended September 30,
		2012	2011
Foreign exchange contracts	Other income (expense), net	8	0

Total		8	0

(a)	The Company expects that $11 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $(1) million and $11 million related to the ineffective portion of the hedging relationships for the nine months ended September 30, 2012 and 2011, respectively, and $6 million and $13 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2012 and 2011, respectively.

11. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Company	$612	$532	$1,823	$1,420

Denominator:
Basic—weighted average common shares outstanding	425	422	425	421
Dilutive effect of employee stock options and other unvested stock awards	2	3	1	3

Diluted outstanding shares	427	425	426	424

Net income attributable to Company per share:
Basic	$1.44	$1.26	$4.29	$3.37

Diluted	$1.43	$1.25	$4.28	$3.35

Cash dividends per share	$0.12	$0.11	$0.36	$0.33

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of Net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for three and nine months ended September 30, 2012 and 2011 and therefore not excluded from Net income attributable to Company per share calculation.

In addition, the Company had stock options outstanding that were anti-dilutive totaling 4 million and 5 million shares for the three and nine months ended September 30, 2012, respectively, and 2 million and 3 million shares for the three and nine months ended September 30, 2011, respectively.

12. Cash Dividends

On August 15, 2012, the Company’s Board of Directors approved a cash dividend of $0.12 per share. The cash dividend was paid on September 28, 2012, to each stockholder of record on September 14, 2012. Cash dividends aggregated $51 million and $153 million for the three and nine months ended September 30, 2012, respectively, and $47 million and $140 million for the three and nine months ended September 30, 2011, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

In 2011, the Company acquired Ameron International Corporation (“Ameron”). On or about November 21, 2008, the United States Department of Treasury, Office of Foreign Assets Control (“OFAC”) sent a Requirement to Furnish Information to Ameron. Ameron retained counsel and conducted an internal investigation. In 2009, Ameron, through its counsel, responded to OFAC. On or about January 21, 2011, OFAC issued an administrative subpoena to Ameron. OFAC and Ameron have entered into Tolling Agreements. All of the conduct under review occurred before acquisition of Ameron by the Company. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of September 30, 2012, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

14. Acquisitions

In the nine months ended September 30, 2012, the Company completed twelve acquisitions for an aggregate purchase price of $2,305 million, net of cash acquired. These acquisitions included:

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

•

The shares of CE Franklin Ltd. (“CE Franklin”), a Canada-based distributor of pipe, valves, flanges, fittings, production equipment, tubular products and other general oilfield supplies to oil and gas producers in Canada as well as to the oil sands, refining, heavy oil, petrochemical, forestry and mining industries, acquired on July 19, 2012.

The following table displays the total preliminary purchase price allocation for the 2012 acquisitions. The purchase price allocation remains preliminary until the valuations are complete. The table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. (in millions):

Current assets, net of cash acquired	$1,365
Property, plant and equipment	205
Intangible assets	597
Goodwill	774

Total assets acquired	2,941

Current liabilities	549
Long-term debt	4
Other liabilities	83

Total liabilities	636

Cash consideration, net of cash acquired	$2,305

The Company allocated $597 million to intangible assets (21.1 year weighted-average life). The intangible assets are expected to be amortizable and are comprised of: $238 million of customer relationships (24.7 year weighted-average life), $91 million of trademarks (18.5 year weighted-average life), and $268 million of other intangible assets (18.7 year weighted-average life). The $774 million allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill resulting from the NKT and CE Franklin acquisitions and a portion of the Enerflow acquisition is not expected to be deductible for tax purposes.

Robbins & Myers, Inc. Merger Agreement

On August 8, 2012, the Company entered into an agreement to acquire Robbins & Myers, Inc. for approximately $2.5 billion in cash. Under the agreement, Robbins & Myers’ shareholders would receive $60.00 per share in cash in return for each of the approximately 42.4 million shares outstanding. The boards of directors of the Company and Robbins & Myers, Inc. have unanimously approved the transaction, which is subject to customary closing conditions, including the approval of holders of at least two-thirds of Robbins & Myers, Inc. outstanding shares and approval from various regulatory agencies. Compliance with requests from regulatory agencies will put pressure on timing, and although a fourth quarter 2012 closing is targeted, the closing could slip into 2013.

15. Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standard Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350)” that amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The Company tests its indefinite-lived intangible assets for impairment annually in the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may have occurred.

16. Subsequent Events

Subsequent to September 30, 2012, the Company completed multiple acquisitions for approximately $500 million in cash.

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

Rig Technology

Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; cranes; and turret mooring systems and other products for floating production, storage and offloading vessels (“FPSOs”) and other offshore vessels and terminals. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including adding additional operations in the United States, Canada, Norway, Denmark, the United Kingdom, Brazil, China, Belarus, India, Russia, the Netherlands, Singapore, and South Korea.

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

EXECUTIVE SUMMARY

For its third quarter ended September 30, 2012, the Company generated $612 million in net income attributable to Company, or $1.43 per fully diluted share, on $5.3 billion in revenue. Compared to the second quarter of 2012, revenue increased $585 million or 12 percent and net income attributable to Company increased $7 million. Compared to the third quarter of 2011, revenue increased $1.6 billion or 42 percent and net income attributable to Company increased $80 million or 15 percent.

The third quarter of 2012 included pre-tax transaction charges of $57 million, the second quarter of 2012 included pre-tax transaction charges of $28 million, and the third quarter of 2011 included pre-tax transaction charges of $6 million. Excluding transaction charges from all periods, third quarter 2012 earnings were $1.52 per fully diluted share, compared to $1.46 per fully diluted share in the second quarter of 2012 and $1.26 per fully diluted share in the third quarter of 2011.

Operating profit excluding transaction charges was $946 million or 17.8 percent of sales in the third quarter of 2012, compared to $907 million or 19.2 percent of sales in the second quarter of 2012, and $778 million or 20.8 percent of sales in the third quarter of 2011. Third quarter 2012 results include full or partial quarter results for several businesses acquired since the beginning of the year, including three lower-margin distribution businesses, which resulted in lower margins for the third quarter of 2012 both sequentially and year-over-year. Operating leverage or flow-through (the change in operating profit divided by the change in revenue) was seven percent on the sequential revenue increase, and 11 percent on the year-over-year third quarter sales increase.

Oil & Gas Equipment and Services Market

Worldwide developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. After rising steadily for six years to peak at around $140 per barrel (West Texas Intermediate Crude Prices) earlier in 2008, oil prices collapsed back to average $43 per barrel during the first quarter of 2009, but have slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (the third quarter of 2012 dipped slightly to average $92 per barrel). After trading in the range of $6 to $9 an mmbtu from 2004 to 2008, North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range (third quarter 2012 recovered slightly to average $2.88 per mmbtu). The recent gas price collapse appears to be a direct result of rising gas supply out of unconventional shale reservoir developments across North America, including gas associated with liquids production from shales.

The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Strengthening oil prices since then have led to steadily rising oil-drilling activity over the past two years.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count increased steadily to 2,026 by late 2011, but began to decline with lower gas prices to average 1,906 rigs during the third quarter of 2012 (and had fallen to 1,826 by late October 2012). Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved. Recently low gas prices have caused operators to trim drilling, driving the U.S. gas rig count down 42 percent to 505 in the past year. However, with high oil prices many redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. Oil drilling has risen to 74 percent of the total domestic drilling effort and with oil drilling above 1,400 rigs, it is at the highest levels in the U.S. since the early 1980’s.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings, but the international rig count exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009. Recently international drilling rebounded due to high oil prices, climbing back to 1,285 in June 2012 before falling back to 1,254 in September.

During 2009 the Company saw its Petroleum Services & Supplies and its Distribution & Transmission margins affected most acutely by a drilling downturn, through both volume and price declines. Resumption of drilling activity since enabled both of these segments to gain volume, stabilize and lift pricing, and improve margins since the fourth quarter of 2009. The Company’s Rig Technology segment was less impacted by the 2009 downturn owing to its high level of contracted backlog, which it executed well. It posted higher revenues in 2009 than 2008 as a result. Its revenues declined in 2010 as its backlog declined, but increased 12 percent in 2011 as orders for new offshore rigs began to increase.

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

The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (according to Offshore Data Services, nearly 70 percent of the existing 476 jackup rigs are more than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at June 30, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased steadily since as drillers began ordering more than the Company shipped out of backlog, and finished the third quarter of 2012 at $11.7 billion. Approximately $1.9 billion of these orders are scheduled to flow out as revenue during the remainder of 2012; $7.1 billion are scheduled to flow out as revenue during 2013; and the balance thereafter. The land rig backlog comprised 13 percent and equipment destined for offshore operations comprised 87 percent of the total backlog as of September 30, 2012. Equipment destined for international markets totaled 95 percent of the backlog.

Segment Performance

The Rig Technology segment generated $2.5 billion in revenues and $598 million in operating profit (which included $12 million in other costs related to acquisitions) or 23.5 percent of sales during the third quarter of 2012. Compared to the prior quarter revenues increased $142 million or six percent, and operating profit increased $44 million. Operating leverage or flow-through was 31 percent from the second quarter to the third quarter. Compared to the third quarter of 2011 segment revenues grew $577 million or 29 percent, and operating profit increased $75 million. Year-over-year operating leverage or flow-through was 13 percent. Margins have moved down steadily since mid-2010 due to an adverse mix shift in the segment, as well as the addition of lower-margin acquisitions. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Revenue out of backlog increased five percent sequentially and increased 36 percent year-over-year. Non-backlog revenue, which is predominantly aftermarket spares and services, increased eight percent sequentially and increased 13 percent from the third quarter of 2011. Orders for seven deepwater floating rig equipment packages, including five for Brazil, and one jackup rig package contributed to total order additions to backlog of $2.3 billion during the third quarter. Interest in offshore rig construction has remained strong as announced dayrates for deepwater offshore rigs are increasing, rig building costs have stabilized at attractive levels, and financing appears to be available for most established drillers. The Company continues to tender additional new offshore rig projects for Petrobras to shipyards and drilling contractors, which are to be built in Brazil. However, further potential bookings of any additional offshore rigs for Brazil may continue to be subject to delays. The segment’s well intervention and stimulation product sales increased slightly sequentially, as the full-quarter contribution from an acquisition was more than offset by falling pressure pumping equipment demand.

The Petroleum Services & Supplies segment generated $1.7 billion in revenue and $383 million in operating profit, or 22.3 percent of sales, for the third quarter of 2012. Compared to the prior quarter revenue decreased $59 million or three percent, and operating leverage or flow-through was 12 percent. Sequentially lower sales of drill pipe accounted for most of the segment’s third quarter revenue decrease. Additionally, though, lower sales of composite pipe, coiled tubing and conductor pipe connectors were partly offset by higher sales of downhole tools, pipe services and production equipment sales into international projects. Compared to the third quarter of 2011 revenues increased $257 million or 18 percent and operating leverage or flow-through was 33 percent. Despite a seasonal recovery in Canada, which resulted in an average of 153 more rigs drilling in the third quarter, the segment’s sales into Canada declined sequentially as a large shipment of downhole tools in the second quarter did not repeat, leading to lower revenues which more than offset sales gains in other products. Approximately 60 percent of the segment’s third quarter sales were into North American markets, and 40 percent of sales were into international markets.

The Distribution & Transmission segment generated $1.3 billion in revenue and $42 million in operating profit (which included $36 million in other costs related to acquisitions) or 3.2 percent of sales during the third quarter of 2012. Revenues grew $535 million or 69 percent from the second quarter of 2012. Compared to the third quarter of 2011 revenues increased $835 million or 174 percent. Third quarter revenue growth in both comparisons is due primarily to the acquisitions of Wilson and C. E. Franklin, made during the second and third quarters of 2012, and Ameron’s Water Transmission and Infrastructure Products, made during the fourth quarter of 2011. Approximately 84 percent of the group’s third quarter sales were into North American markets and 16 percent into international markets.

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

Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution & Transmission segment remains closely tied to the rig count, particularly in North America. The third quarter saw domestic rig counts continue to decline, resulting in a U.S. rig count down 9 percent since the start of the year, and a very weak seasonal recovery in Canada. As a result, pricing and volumes are beginning to come under pressure as pressure pumpers, drilling contractors and oil companies reduce operating and capital expenditures. Additionally, economic weakness may pressure oil prices, which could lead to further activity declines, particularly among North American operators which may rely on cash flows from gas production and/or external financing to fund their drilling operations. In contrast, activity generally seems to be continuing to increase in most international markets outside North America, the modest third quarter international rig count decline notwithstanding.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2012 and 2011, and the second quarter of 2012 include the following:

				%	%
				3Q12 v	3Q12 v
	3Q12*	3Q11*	2Q12*	3Q11	2Q12
Active Drilling Rigs:
U.S.	1,906	1,945	1,970	(2.0%)	(3.2%)
Canada	326	443	173	(26.4%)	88.4%
International	1,259	1,169	1,229	7.7%	2.4%

Worldwide	3,491	3,557	3,372	(1.9%)	3.5%

West Texas Intermediate Crude Prices (per barrel)	$92.18	$89.82	$93.42	2.6%	(1.3%)
Natural Gas Prices ($/mmbtu)	$2.88	$4.12	$2.28	(30.1%)	26.3%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2012 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 4% (from 3,372 to 3,491) and the U.S. decreased 3% (from 1,970 to 1,906), in the third quarter of 2012 compared to the second quarter of 2012. The average per barrel price of West Texas Intermediate Crude decreased 1% (from $93.42 per barrel to $92.18 per barrel) and natural gas prices increased 26% (from $2.28 per mmbtu to $2.88 per mmbtu) in the third quarter of 2012 compared to the second quarter of 2012.

U.S. rig activity at October 26, 2012 was 1,826 rigs compared to the third quarter average of 1,906 rigs, decreasing 4%. The price for West Texas Intermediate Crude was at $86.28 per barrel at October 26, 2012, decreasing 6% from the third quarter average. The price for natural gas was at $3.40 per mmbtu at October 26, 2012, increasing 18% from the third quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Rig Technology	$2,547	$1,970	$7,211	$5,472
Petroleum Services & Supplies	1,717	1,460	5,197	4,084
Distribution & Transmission	1,315	480	2,659	1,313
Eliminations	(260)	(170)	(711)	(470)

Total Revenue	$5,319	$3,740	$14,356	$10,399

Operating Profit:
Rig Technology	$598	$523	$1,699	$1,456
Petroleum Services & Supplies	383	298	1,161	777
Distribution & Transmission	42	37	131	90
Unallocated expenses and eliminations	(125)	(86)	(337)	(234)

Total Operating Profit	$898	$772	$2,654	$2,089

Operating Profit %:
Rig Technology	23.5%	26.5%	23.6%	26.6%
Petroleum Services & Supplies	22.3%	20.4%	22.3%	19.0%
Distribution & Transmission	3.2%	7.7%	4.9%	6.9%
Total Operating Profit %	16.9%	20.6%	18.5%	20.1%

Rig Technology

Three and Nine Months Ended September 30, 2012 and 2011. Revenue from Rig Technology was $2,547 million for the three months ended September 30, 2012, compared to $1,970 million for the three months ended September 30, 2011, an increase of $577 million (29.3%). For the nine months ended September 30, 2012, revenue from Rig Technology was $7,211 million compared to $5,472 million for the nine months ending September 30, 2011, an increase of $1,739 million (31.8%). Both deepwater offshore drilling worldwide and active shale plays in North America were the primary driving forces for the increase in revenue for this segment during the first half of 2012, resulting in increased rig construction as well as demand for well intervention and stimulation equipment and aftermarket spare parts. In addition, the acquisitions of NKT and Enerflow, occurring towards the beginning of the second quarter of 2012, contributed to the increase in revenue for Rig Technology. Moving into the second half of 2012, the Company saw continued strong deepwater offshore demand as well as a strong demand in international markets. North American markets, however, have begun to see a decrease in demand for land drilling as both gas and oil plays have begun to decrease production. This is evidenced by a slightly lower rig count in the U.S. and has resulted in lower sales of land rigs and jackups as the Company moved into the second half of 2012.

Operating profit from Rig Technology was $598 million (which included $12 million in other costs related to acquisitions) for the three months ended September 30, 2012 compared to $523 million for the three months ended September 30, 2011, an increase of $75 million (14.3%). Operating profit percentage decreased in the three months ended September 30, 2012 to 23.5%, from 26.5% in the three months ended September 30, 2011. For the nine months ended September 30, 2012, operating profit from Rig Technology was $1,699 million compared to $1,456 million for the nine months ended September 30, 2011, an increase of $243 million (16.7%). Operating profit percentage decreased to 23.6% in the nine months ended September 30, 2012, from 26.6% in the nine months ended September 30, 2011. The decrease in operating profit percentage was primarily due to decrease in the average margin of revenue out of backlog as contracts signed during 2009 and 2010 contain less favorable margins compared to contracts won during the order ramp-up from 2005 to 2008. The integration of the NKT and Enerflow acquisitions made during the second quarter of 2012 also contributed to lower operating profit percentages.

The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $11.7 billion at September 30, 2012, an increase of $1.4 billion (13.6%) from backlog of $10.3 billion at September 30, 2011. At September 30, 2012, approximately 87% of the capital equipment backlog was for offshore products and 13% was for land. In addition, at September 30, 2012, approximately 95% of the capital equipment backlog was for international markets and 5% was for domestic markets.

Petroleum Services & Supplies

Three and Nine Months Ended September 30, 2012 and 2011. Revenue from Petroleum Services & Supplies was $1,717 million for the three months ended September 30, 2012 compared to $1,460 million for the three months ended September 30, 2011, an increase of $257 million (17.6%). For the nine months ended September 30, 2012, revenue from Petroleum Services & Supplies was $5,197 million compared to $4,084 million for the nine months ended September 30, 2011, an increase of $1,113 million (27.3%). Strong shale plays in North America lead to a an increase in revenue for the Petroleum Services & Supplies segment during the first half of 2012 compared to the same period in 2011. Full period results of Ameron as well as other strategic acquisitions made during 2011 in the U.S., the U.K., the Netherlands, Singapore, Malaysia and Brazil also contributed to the increase in revenue for this segment in 2012 compared to 2011. Moving into the three months ended September 30, 2012, while stronger than the same period in 2011, compared to the first half of 2012, the Company began to see a decrease in North American activity as evidenced in the slight decrease in U.S. rig count. The three months ended September 30, 2012 saw a slower than normal recovery out of the breakup in Canada and the segment showed signs of slowing in a number of product lines, most notably drill pipe but also in composite pipe, coiled tubing, conductor pipe connectors and inspection equipment when compared to the first half of 2012.

Operating profit from Petroleum Services & Supplies was $383 million for the three months ended September 30, 2012 compared to $298 million for the three months ended September 30, 2011, an increase of $85 million (28.5%). Operating profit percentage increased to 22.3% in the three months ended September 30, 2012, up from 20.4% in the three months ended September 30, 2011. For the nine months ended September 30, 2012, operating profit from Petroleum Services & Supplies was $1,161 million compared to $777 million for the nine months ended September 30, 2011, an increase of $384 million (49.4%). Operating profit percentage increased to 22.3% in the nine months ended September 30, 2012, up from 19.0% in the nine months ended September 30, 2011. This increase is primarily due to increased volume, favorable pricing and cost reductions within most business units within the segment during the first half of 2012 compared to the same period in 2011. As the segment ended the three months ended September 30, 2012, it began to see pricing pressures as North American activity declined, the effects of which will likely be seen in quarters to come.

Distribution & Transmission

Three and Nine Months Ended September 30, 2012 and 2011. Revenue from Distribution & Transmission was $1,315 million for the three months ended September 30, 2012 compared to $480 million for the three months ended September 30, 2011, an increase of $835 million (174.0%). For the nine months ended September 30, 2012, revenue from Distribution & Transmission totaled $2,659 million compared to $1,313 million for the nine months ended September 30, 2011, an increase of $1,346 million (102.5%). This increase was primarily attributable to the acquisition of Wilson during the second quarter of 2012 and CE Franklin during the third quarter of 2012. In addition, the increasing recovery of deepwater drilling in the U.S. Gulf of Mexico lead to stronger revenue during 2012 when compared to 2011.

Operating profit from Distribution & Transmission was $42 million for the three months ended September 30, 2012 compared to $37 million for the three months ended September 30, 2011, an increase of $5 million (13.5%). Operating profit percentage decreased in the three months ended September 30, 2012 to 3.2%, from 7.7% in the three months ended September 30, 2011. For the nine months ended September 30, 2012, operating profit from Distribution & Transmission was $131 million compared to $90 million for the nine months ended September 30, 2011, an increase of $41 million (45.6%). Operating profit percentage decreased to 4.9% in the nine months ended September 30, 2012 from 6.9% in the nine months ended September 30, 2011. Increased volume, greater cost efficiencies and continued favorable pricing which related to strong demand for this segment contributed to an increase in operating profit percentages for this segment during the first half of 2012. Towards the end of the first half of 2012 and moving into the second half of 2012, the increase was offset by the integration of acquired, slightly lower operating profit percentage, businesses made during the second and third quarters of 2012. In addition, other costs incurred for the expense recognition associated with acquired current assets stepped up to fair value during purchase accounting also contributed to the decrease in operating profit percentage. The majority of the stepped up value related to inventory and was fully amortized by September 30, 2012. For the three and nine months ended September 30, 2012, operating profit for Distribution & Transmission included other costs related to acquisitions of $36 million and $44 million, respectively, compared to nil and $1 million for the three and nine months ended September 30, 2011.

Unallocated expenses and eliminations

Unallocated expenses and eliminations were $125 million and $337 million for the three and nine months ended September 30, 2012, respectively, compared to $86 million and $234 million, respectively, for the same periods in 2011. This increase is primarily due to higher intersegment eliminations as a result of increased market activity and recent acquisitions.

Other income (expense), net

Other income (expense), net were expenses of $22 million and $43 million for the three and nine months ended September 30, 2012, respectively, compared to nil and $26 million, respectively, for the same periods in 2011. Foreign exchange losses and increased bank charges and fees were the primary reasons for the increase in expenses for the three months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, the increase was primarily due to increased bank charges and fees with minimal effects from foreign exchange movement compared to the same period in 2011.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2012 was 30.3% and 31.1%, respectively, compared to 32.3% and 32.1% for the same period in 2011. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the effect of lower tax rates on income earned in foreign jurisdictions, reduced non-deductible expenses, the deduction in the U.S. for manufacturing activities and foreign exchange losses for tax reporting in Norway.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June
	2012	2011	2012	2012	2011
Reconciliation of operating profit:
GAAP operating profit	$898	$772	$879	$2,654	$2,089
Other costs (1):
Rig Technology	12	5	17	33	11
Petroleum Services & Supplies	—	1	3	3	17
Distribution & Transmission	36	—	8	44	1

Operating profit excluding other costs	$946	$778	$907	$2,734	$2,118

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June
	2012	2011	2012	2012	2011
Reconciliation of operating profit %:
GAAP operating profit %	16.9%	20.6%	18.6%	18.5%	20.1%
Other costs %	0.9%	0.2%	0.6%	0.5%	0.3%

Operating profit % excluding other costs	17.8%	20.8%	19.2%	19.0%	20.4%

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June
	2012	2011	2012	2012	2011
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.43	$1.25	$1.42	$4.28	$3.35
Other costs (1)	0.09	0.01	0.04	0.15	0.06

Earnings per share excluding other costs	$1.52	$1.26	$1.46	$4.43	$3.41

(1)	Other costs primarily include items such as the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, items which are included in operating profit. For the three and nine months ended September 30, 2012, other costs included in operating profit were $48 million and $80 million, respectively. Certain other costs are included in other income (expense), net as well as interest and financial costs and were $9 million and $12 million for the three and nine months ended September 30, 2012, respectively. Other costs for the three and nine months ended September 30, 2012 totaled $57 million and $92 million, respectively.

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

At September 30, 2012, the Company had cash and cash equivalents of $1,702 million, and total debt of $1,529 million. At December 31, 2011, cash and cash equivalents were $3,535 million and total debt was $510 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $1,702 million of cash and cash equivalents at September 30, 2012, approximately $1,596 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility.

On September 28, 2012, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of financial institutions. This new credit facility replaced early the Company’s previous $2.0 billion revolving credit facility and provides for aggregate multicurrency borrowings up to $3.5 billion. In addition, the Company has an accordion option to increase aggregate borrowing availability by an additional $1.0 billion, subject to obtaining additional or increased lender commitments from members of the syndication. Interest under the new credit facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The terms of the new credit facility provide for a financial covenant regarding maximum debt to capitalization. At September 30, 2012, the Company was in compliance with the financial covenant under the new credit facility.

The Company’s outstanding debt at September 30, 2012 was $1,529 million and consisted of $200 million of 5.65% Senior Notes due 2012, $150 million of 5.5% Senior Notes due 2012, $151 million of 6.125% Senior Notes due 2015, $1,015 million in borrowings against its new credit facility and other debt of $13 million.

At September 30, 2012, in addition to $1,015 million in borrowings, there were $913 million in outstanding letters of credit issued, resulting in $1,572 million of funds available under the new credit facility.

The Company also had $1,944 million of additional outstanding letters of credit at September 30, 2012, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

The following table summarizes our net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(180)	$1,521
Net cash used in investing activities	(2,663)	(576)
Net cash provided by (used in) financing activities	1,005	(398)

Operating Activities

For the first nine months of 2012, cash used in operating activities was $180 million compared to cash provided by operating activities of $1,521 million in the same period of 2011. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $1,815 million plus non-cash charges of $502 million and $61 million in a dividend received from Voestalpine Tubulars, an unconsolidated affiliate, less $43 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $2,592 million for the first nine months of 2012 compared to $206 million used in the same period in 2011. Due to an increase in market activity during the first nine months of 2012 compared to the same period in 2011, revenue and backlog increased which is reflected in increased accounts receivable as well as a buildup in inventory. Increased market activity during the first nine months of 2012 also resulted in higher taxes paid, higher accounts payable and an increase in both costs in excess of billings and billings in excess of costs with costs incurred on major rig projects outpacing customer progress and milestone invoicing.

Investing Activities

For the first nine months of 2012, net cash used in investing activities was $2,663 million compared to net cash used in investing activities of $576 million for the same period of 2011. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which increased in the first nine months of 2012 compared to the first nine months of 2011. The Company used $2,305 million for the purpose of strategic acquisitions during the first nine months of 2012 compared to $315 million for the same period of 2011. Subsequent to September 30, 2012, the Company completed multiple acquisitions using approximately $500 million in borrowings from its revolving credit facility. In addition, due to the continued growth in the Company worldwide both organically and through acquisition, the Company used $382 million during the first nine months of 2012 for capital expenditures compared to $317 million for the same period of 2011. The Company expects to finish 2012 having spent in the range of approximately $600 million for capital expenditures. During the first nine months of 2012, the Company used a combination of its cash on hand as well as borrowings from its revolving credit facility to fund its acquisitions and capital expenditures.

Financing Activities

For the first nine months of 2012, net cash provided by financing activities was $1,005 million compared to cash used in financing activities of $398 million for the same period of 2011. The change related to a shift from the Company primarily repaying its Senior Notes during the first nine months of 2011 to the Company refinancing and borrowing on its revolving credit facility during the first nine months of 2012. Credit facility borrowings were approximately $1,015 million during the first nine months of 2012 with the majority of funds received used to finance working capital and acquisitions and to make tax payments. Repayments on debt during the first nine months of 2012 were $3 million compared to $374 million for the same period of 2011. During the fourth quarter of 2012, the Company will repay another $350 million of its Senior Notes. In addition, proceeds from stock options exercised were $111 million during the first nine months of 2012 compared to $94 million for the same period of 2011. The Company also increased its dividend slightly to $153 million during the first nine months of 2012 compared to $140 million for the same period of 2011.

The effect of the change in exchange rates on cash flows was a positive $5 million and a negative $10 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standard Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350)” that amends the accounting guidance on testing indefinite-lived intangible assets for impairment. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The Company tests its indefinite-lived intangible assets for impairment annually in the fourth quarter or more frequently when events or changes in circumstances indicate that impairment may have occurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $6 million in the first nine months of 2012, compared to approximately an $8 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods at September 30, 2012 (in millions, except contract rates):

	As of September 30, 2012				December 31,
Functional Currency	2012	2013	2014	Total	2011
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	504	—	—	504	274
Average USD to CAD contract rate	0.9811	—	—	0.9811	1.0315
Fair Value at September 30, 2012 in U.S. dollars	2	—	—	2	(3)
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	109	178	—	287	239
Average USD to CAD contract rate	1.0234	1.0350	—	1.0234	1.0196
Fair Value at September 30, 2012 in U.S. dollars	2	8	—	10	(1)
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	1	3	—	4	10
Average USD to EUR contract rate	1.2930	1.2946	—	1.2930	1.4035
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in euros)	96	94	3	193	120
Average USD to EUR contract rate	1.2982	1.2809	1.2388	1.2982	1.3846
Fair Value at September 30, 2012 in U.S. dollars	(3)	1	—	(2)	(11)
KRW Buy USD/Sell KRW:
Notional amount to buy (in South Korean won)	—	260	—	260	385
Average USD to KRW contract rate	—	919	—	919	920
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	82	639	58	779	53,825
Average USD to KRW contract rate	1,024	1,020	941	1,024	1,152
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	51	—	—	51	45
Average USD to GBP contract rate	1.6169	—	—	1.6169	1.5499
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—

	As of September 30, 2012				December 31,
Functional Currency	2012	2013	2014	Total	2011
GBP Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	21	26	—	47	44
Average USD to GBP contract rate	1.5603	1.5629	—	1.5603	1.5818
Fair Value at September 30, 2012 in U.S. dollars	1	1	—	2	(2)
USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	26	15	—	41	27
Average DKK to USD contract rate	0.1767	0.1724	—	0.1767	0.1845
Fair Value at September 30, 2012 in U.S. dollars	(1)	—	—	(1)	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	283	367	21	671	710
Average EUR to USD contract rate	1.3118	1.3128	1.2656	1.3118	1.3783
Fair Value at September 30, 2012 in U.S. dollars	(6)	(7)	—	(13)	(40)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	21	6	—	27	15
Average GBP to USD contract rate	1.5888	1.5815	—	1.5888	1.5737
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	325	646	264	1,235	1,336
Average NOK to USD contract rate	0.1673	0.1672	0.1626	0.1673	0.1683
Fair Value at September 30, 2012 in U.S. dollars	10	22	14	46	(22)
Buy MXN/Sell USD:
Notional amount to buy (in U.S. dollars)	7	—	—	7	—
Average MXN to USD contract rate	0.0719	—	—	0.0719	—
Fair Value at September 30, 2012 in U.S. dollars	1	—	—	1	—
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	28	8	3	39	10
Average SGD to USD contract rate	0.8024	0.7865	0.7920	0.8024	0.7679
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	2	—	—	2	—
Average CAD to USD contract rate	0.9877	—	—	0.9877	—
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	16	—	—	16	3
Average DKK to USD contract rate	0.1682	—	—	0.1682	0.1817
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	142	21	—	163	137
Average EUR to USD contract rate	1.3031	1.3263	—	1.3031	1.3517
Fair Value at September 30, 2012 in U.S. dollars	1	1	—	2	5
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	9	—	—	9	—
Average GBP to USD contract rate	1.5853	—	—	1.5853	—
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	120	97	9	226	173
Average NOK to USD contract rate	0.1677	0.1672	0.6832	0.1677	0.1719
Fair Value at September 30, 2012 in U.S. dollars	(4)	(4)	—	(8)	6
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	9	—	—	9	2
Average SGD to USD contract rate	0.7986	—	—	0.7986	0.7674
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	40	—	—	40	24
Average RUB to USD contract rate	0.0316	—	—	0.0316	0.0305
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	109	—	—	109	96
Average DKK to USD contract rate	0.1746	—	—	0.1746	0.1763
Fair Value at September 30, 2012 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at September 30, 2012 in U.S. dollars	1	7	—	8	(2)

Total Fair Value at September 30, 2012 in U.S. dollars	4	29	14	47	(70)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $557 million and translation exposures totaling $258 million as of September 30, 2012 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $36 million and the transactional exposures financial market risk sensitive instruments could affect the future fair value by $26 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2012 our borrowings consisted of $200 million in 5.65% Senior Notes, $150 million in 5.5% Senior Notes and $151 million in 6.125% Senior Notes, and $1,015 million in borrowings under our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: November 2, 2012	By:	/s/ Clay C. Williams
Clay C. Williams
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (12)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (12)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (12)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (12)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (12)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to Section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (13)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.
(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 24, 2012.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(13)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.