Form 10-K
period 2012-12-31
NATIONAL OILWELL VARCO INC
filed 2013-02-22
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2012 was $27.5 billion. As of February 14, 2013, there were 426,639,780 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2013 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider of equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry. The Company conducts operations in over 1,160 locations across six continents.

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

Rig Technology

Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; blowout preventers; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; cranes; flexible pipe for offshore production applications; and turret mooring systems and other products for floating production, storage and offloading vessels (“FPSOs”) and other offshore vessels and terminals. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing capabilities, including adding additional operations in the United States, Canada, Norway, Denmark, the United Kingdom, Brazil, China, Belarus, India, Russia, the Netherlands, Singapore, South Korea, South Africa, and Angola.

Petroleum Services & Supplies

Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service drill pipe, tubing, casing, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, oilfield service companies, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced fiberglass composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, Brazil, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, Oman, and the United Arab Emirates.

Distribution & Transmission

Our Distribution & Transmission segment provides pipe, maintenance, repair and operating supplies (“MRO”) and spare parts to drill sites and production locations, pipeline operations, and processing plants worldwide. In addition to its comprehensive field location network, which supports land drilling operations throughout North America, the segment supports major land and offshore operations for all the major oil and gas producing regions throughout the world. The segment employs advanced information technologies to provide complete procurement, materials management and logistics services to its customers around the globe. The segment also has a global reach in oil and gas, waste water treatment, chemical, food and beverage, paper and pulp, mining, agriculture, and a variety of municipal markets and is a leading producer of water transmission pipe, fabricated steel products and specialized materials and products used in infrastructure projects. Demand for the segment’s services is determined primarily by the level of drilling, servicing, and oil and gas production activities. It is also influenced by the domestic economy in general, housing starts and government policies. This segment has benefited from several strategic acquisitions and other investments completed around the world during the past few years, including the acquisition of the Wilson distribution business segment from Schlumberger Limited and CE Franklin Ltd. in Canada, both of which were completed in 2012, as well as additional operations in the United States, Canada, the United Kingdom, Kazakhstan, Singapore, Russia, and Malaysia.

The following table sets forth the contribution to our total revenues of our three operating segments (in millions):

	Years Ended December 31,
	2012	2011	2010
Revenue:
Rig Technology	$10,107	$7,788	$6,965
Petroleum Services & Supplies	6,967	5,654	4,182
Distribution & Transmission	3,927	1,873	1,546
Eliminations	(960)	(657)	(537)

Total Revenue	$20,041	$14,658	$12,156

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

Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 11% in 2006, 2% in 2007, and 7% in 2008. As a result of higher cash flows realized by many of the Company’s customers, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases improved significantly between 2006 and 2007, resulting in higher backlogs for the Company at the end of 2008 compared to the end of 2006 and 2007. However, as a result of the financial crisis and significantly lower commodity prices, the worldwide drilling rig count declined 31% in 2009 and customers were far less willing to commit to major capital equipment purchases in 2009. As a result, our order rates were substantially lower in 2009. In 2010, as the financial crisis eased and oil prices recovered, order rates began to improve across a broad array of rig equipment, with a particular focus on continued build out of the deepwater fleet. Both 2011 and 2012 saw a further improvement in order rates as commodity prices remained at levels supporting sustained capital spending by our customers. The global rig count rose 16% in 2011 compared to 2010 and by 1.5% in 2012 compared to 2011. Backlog for the Company was approximately $11.9 billion at December 31, 2012 compared to approximately $10.2 billion and $5.0 billion for December 31, 2011 and 2010, respectively.

In 2010, 2011 and 2012, most of the Company’s revenue from Rig Technology resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally, the Company believes the demand for capital equipment lags increases in the level of drilling activity. Most of the remainder of the Rig Technology segment’s revenue is related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.

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

The Company’s revenue from Distribution & Transmission is almost entirely driven by drilling activity and oil and gas production activities, with the exception of sales of water pipelines, concrete and pole products which is tied to infrastructure spending. Drilling and well servicing activity can fluctuate significantly in a short period of time.

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

Overview of Oil and Gas Well Drilling and Servicing Processes

Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30-foot joints of drill pipe and specialized drilling components known as downhole tools. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem. Increasingly, drilling is performed using a drilling motor, which is attached to the bottom of the drill stem and provides rotational force directly to the bit, and a top drive, a device suspended from the derrick that turns the entire drill stem, rather than such force being supplied by the rotary table. The use of drilling motors and top drives permits the drilling contractor to drill directionally, including horizontally. The Company sells and rents drilling motors, drill bits, downhole tools and drill pipe through its Petroleum Services & Supplies segment and sells and rents top drives through its Rig Technology segment.

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

The two means of containing these reservoir pressures are (i) primarily the circulation of drilling muds while drilling and (ii) secondarily the use of blowout preventers (“BOPs”) should the mud prove inadequate in an emergency situation. The Rig Technology segment sells and services blowout preventers. Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must (i) provide power to the drilling motor, (ii) carry drilled solids to the surface, (iii) protect the drilled formations from being damaged, and (iv) cool the drill bit. Achieving these objectives often requires a formulation specific to a given well and can involve the use of expensive chemicals as well as natural materials, such as certain types of clay. The fluid itself is often oil or more expensive synthetic mud. Given this expense, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment such as shale shakers, centrifuges, cuttings dryers, and mud cleaners help accomplish this objective. The Petroleum Services & Supplies segment rents, sells, operates and services this equipment. Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud density is inadequate to maintain sufficient pressure. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby reservoir fluids would flow uncontrolled into the well. To prevent blowouts to the surface of the well, a series of high-pressure valves known as blowout preventers are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations. Therefore, the BOPs are activated only if drilling mud and normal well control procedures cannot safely contain the pressure.

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

Frequently, coiled tubing units or wireline units are used to accomplish certain well remediation operations or well completions. Coiled tubing is a recent advancement in petroleum technology consisting of a continuous length of reeled steel tubing which can be injected concentrically into the production tubing all the way to the bottom of most wells. It permits many operations to be performed without disassembling the production tubing, and without curtailing the production of the well. Wireline winch units are devices that utilize single-strand or multi-strand wires to perform well remediation operations, such as lowering tools and transmitting data to the surface. Through the Rig Technology segment, the Company sells and rents various types of coiled tubing equipment and wireline equipment and tools. The Company also manufactures and sells coiled tubing pipe through its Petroleum Services & Supplies segment.

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

Stimulation Equipment. The Company’s stimulation products include fracturing pumps, acid units, frac blenders, combo units, hydration, chemical additive systems as well as services and parts. The Company acquired Enerflow Industries, Inc. (“Enerflow”) in May 2012. Enerflow operates out of facilities in Calgary, AB, Tulsa, OK and Houston, TX. Enerflow produces frac pumpers (including truck, trailer, and skid mounted units) as well as cementing units, acidizing units, nitrogen units, and small amounts of well servicing rigs, integrated mud systems and coiled tubing equipment.

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

Flexible Pipe Systems. The Company acquired NKT Flexibles I/S (“NKT”) in April 2012. NKT designs and manufactures flexible pipe products and systems for the offshore oil and gas industry, including products associated with FPSO’s and other offshore vessels, as well as subsea production systems including flow-lines and flexible risers.

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

The products of the Rig Technology segment are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The segment’s primary competitors are Aker Solutions AS; American Block; Bomco; Canrig (a division of Nabors Industries); Cavins Oil Tools; Cameron; DenCon Oil Tools; Forum Oilfield Technologies; General Electric; Hitec Drilling Products; Hong Hua; Huisman; Global Energy Services; M&I Electric; Tesco Corporation; Stewart & Stevenson, Inc.; Huntings, Ltd.; Vanoil; Parveen Industries; Soilmec; TTS Sense; Omron; Bentec; Blohm; Voss; Liebher; Seatrax; McGregor; Rolls Royce and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Rig Technology segment are performance, quality, reputation, customer service, availability of products, spare parts, and consumables, breadth of product line and price.

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

VAT is accounted for under the equity-method of accounting due to the minority owner having substantive participating rights. Under a limited partnership operating agreement the Company has no rights to unilaterally take any action with respect to its investment and the day to day operations of VAT are under the direction of a Management Board, whose members are determined principally by the minority owner. The Management Board is responsible for planning, production, sales and general personal matters, which represent substantive participating rights that overcome the presumption that the Company should consolidate its 50.01% investment.

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

In 2012, the Company acquired Fiberspar Corporation (“Fiberspar”). See Note 4 to the Consolidated Financial Statements for information regarding acquisitions made by the Company in 2012. Fiberspar, which is now part of the Company’s Fiber Glass Systems business, manufactures and sells fiberglass-reinforced spoolable pipe to the oil and gas industry. This fiberglass-reinforced spoolable pipe provides a reliable, corrosion-resistant, cost-effective solution for tubulars used during the production and transportation of oil and gas. Fiberspar has its manufacturing plant in Houston, TX, and maintains 17 deployment centers (stocking locations) for its products in the U.S., Canada and Australia.

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

The Company also manufactures a line of commodity and high end valves, chokes, and flow line equipment used in both production and drilling applications. Additionally, these products are used in the fabrication of choke and kill standpipe, cement, and production manifolds. The Company manufactures its pump products in Houston, Odessa and Marble Falls, Texas; Tulsa and McAlester, Oklahoma; Scott, Louisiana; Newcastle, England and Buenos Aires, Argentina.

XL Systems. The Company’s XL Systems product line offers the customer an integrated package of large-bore tubular products and services for offshore wells. This product line includes the Company’s proprietary line of wedge thread marine connections on large-bore tubulars and related engineering and design services. The Company provides this product line for drive pipe, jet strings and conductor casing. The Company also offers weld-on connections and service personnel in connection with the installation of these products. In 2007, the Company completed development of its high-strength Viper™ weld-on connector to permit the Company to penetrate traditional markets that do not require the enhanced performance of its proprietary wedge-thread design.

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

The primary customers for drilling services offered by the Petroleum Services & Supplies segment include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in drilling services include Schlumberger, Ltd.; Baker Hughes Incorporated; Halliburton Company; Derrick Manufacturing Corp.; Fluid Systems; Oil Tools Pte. Ltd; Peak Energy Services, Ltd.; Varel; United Diamond; Roper; Southwest Oilfield Products; and a number of regional competitors. The Petroleum Services & Supplies segment sells drilling services into highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in this market, and that the principal competitive factors affecting the business are performance, quality, reputation, customer service, product availability and technology, breadth of product line and price.

Distribution & Transmission

Distribution Services (NOV Wilson). The Distribution Services business unit is a market leader in the provision of supply chain management services to drilling contractors, exploration and production, pipeline operators and downstream energy processors) companies around the world. Through its network of approximately 460 branch locations worldwide, this business unit stocks and sells oilfield products including pipe, consumable maintenance, repair and operating supplies, valves, fittings, flanges and spare parts, all of which are needed throughout the drilling, completion and production process, midstream infrastructure development as well as refining and petrochemical businesses. The supplies and equipment stocked by our branches are customized to meet changing and varied local customer demands.

The Distribution Services business unit also provides one-stop-shop value propositions within the oil and gas exploration and production market in targeted areas of artificial lift, measurement and controls, valving and actuation, and flow optimization. Additionally, Distribution provides warehouse management, vendor integration and various inventory management services. Through focused effort, the business unit has built expertise in providing applications engineering, systems and parts integration, optimization solutions, and after-sales service and support.

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

With its recent acquisitions, more than 80% of Distribution Services segment’s sales were in the United States and Canada. The remainder comes from key international markets in Latin America, the North Sea, Middle East, Africa and the Far East. The Distribution Services business unit has now expanded into oilfields in over 20 countries. Approximately 10% of its revenue is from the resale of goods manufactured by other segments within the Company. The balance is from the sale of goods manufactured by third parties.

Distribution Services increases revenue and enhances customer alliances by continuously expanding product and service solutions and creating differentiated value propositions. The business unit leverages its extensive purchasing power to reduce the cost of goods. It is strategically and selectively expanding its sourcing network into low cost countries globally.

Transmission. The Transmission business unit supplies products and services used in the construction of water pipelines, lining, progressing cavity pumps, grinders, filters, and screens used in industrial applications, and artificial lift equipment and solutions used for increased oil and gas production.

Within the Transmission business unit the Infrastructure Products business manufactures concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. Products are marketed directly using the Company’s own personnel, typically through competitive bidding. The Company competes with several other manufacturers and also with alternative products such as ductile iron, plastic, and clay pipe; but ordinarily these other materials do not offer the full diameter range produced by the Company. This business unit also includes the manufacturing of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals.

The Infrastructure Products group also supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand and concrete pipe, primarily to the construction industry in Hawaii. Ample raw materials for the aggregates and concrete products are typically available locally in Hawaii, and the business has exclusive rights to quarries containing many years’ reserves. The Infrastructure Products group also manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals across the U.S. Within its market, there are competitors for each of the business unit’s products. Sales of poles are nationwide, but with a stronger concentration in the western and southeastern U.S. The marketing of poles is handled by the business’ own sales force and by outside sales agents. Competition for poles is mainly based on price and quality, but with some consideration for service and delivery.

Within the Transmission business unit, the Mono business serves its customers in various industrial and oil and gas markets by design, manufacturing and distributing key products including progressing cavity pumps, grinders, screens, filters, well-head drives, hydraulic pumping units, rod pumps, plunger lift systems and production automation systems and engineering related systems solutions. This business is highly diversified through its presence in oil and gas and industrial markets, which include waste water treatment, mining, chemical processing, paper and pulp, agriculture, food and beverage, among others. The Mono business supports its customers through direct sales, in partnership with over 700 channels to market and through National Oilwell Varco’s own network of supply branches. Mono is strengthening its offering by adding new artificial lift technologies, as well as measurement and controls competencies.

Customers and Competition. The primary customers for Distribution Services include drilling contractors, well servicing companies, major and independent oil and gas companies, refineries, pipeline operators, downstream energy processors and national oil companies. Customers for Transmission include local, state and federal agencies, developers, general contractors, major and independent oil and gas companies, and national oil companies. Mono also services a diverse customer base including oil & gas producers who use its products to produce oil and dewater gas wells, waste water treatment plants, cattle ranches, underground mines, wineries, paper mills, and food packaging plants. Competitors for Distribution Services include MRC Global, Inc.; Edgen Murray; Ferguson Enterprises, Inc. (a subsidiary of Wolseley, plc); WESCO International Inc.; KS Energy Limited; Russel Metals Energy Products and a number of large regional or product-specific competitors. Competitors for Transmission include Northwestern Pipe Company, a number of regional competitors for water pipelines, with Valmont, Skycast and Stresscrete as competitors for pole products. Mono competes with well-established European and North American brands like Netzsch, PCM, Kudu, Weatherford and Dover.

2012 Acquisitions and Other Investments

In 2012, the Company made the following acquisitions:

Acquisition	Form	Operating Segment	Date of Transaction
TechDrill LTD/Forth Valley Engineering LTD	Stock	Petroleum Services & Supplies	January 2012
Wyoming Pipe and Tool Corporation	Stock	Petroleum Services & Supplies	January 2012
Interval LLC	Stock	Petroleum Services & Supplies	January 2012
NKT Flexibles I/S	Stock	Rig Technology	April 2012
Spectral, Inc.	Asset	Petroleum Services & Supplies	April 2012
Enerflow Industries, Inc.	Stock/Asset	Rig Technology	May 2012
Wilson Distribution	Stock	Distribution & Transmission	May 2012
Zap-Lok Pipeline Systems, Inc.	Stock	Petroleum Services & Supplies	June 2012
Engco Sales Ltd	Asset	Distribution & Transmission	June 2012
CE Franklin LTD	Stock	Distribution & Transmission	July 2012
DynaWinch Industries Ltd	Stock	Rig Technology	July 2012
Petrex, Inc.	Stock	Petroleum Services & Supplies	August 2012
Fiberspar Corporation	Stock	Petroleum Services & Supplies	October 2012
Algoa Oil & Pipeline Services LTD	Stock	Rig Technology	October 2012
Algoa International Anstalt/Algoa International Angola Anstalt	Stock	Rig Technology	November 2012
GH Services, LLC	Stock	Rig Technology	December 2012
Westpro Fluid Handling Systems	Stock	Distribution & Transmission	December 2012

The Company paid an aggregate purchase price of $2,880 million, net of cash acquired for acquisitions in 2012. On February 20, 2013, the Company completed its previously announced acquisition of Robbins & Myers, Inc. for approximately $2.5 billion in cash. The Company borrowed approximately $1.4 billion under the $3.5 billion revolving credit facility and used approximately $1.1 billion of cash on hand to fund the acquisition.

Seasonal Nature of the Company’s Business

Historically, the level of some of the Company’s segments have followed seasonal trends to some degree. In general, the Rig Technology segment has not experienced significant seasonal fluctuation although orders for new equipment and aftermarket spare parts may be modestly affected by holiday schedules. There can be no guarantee that seasonal effects will not influence future sales in this segment.

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

As of December 31, 2012, the Company held a substantial number of United States patents and had several patent applications pending. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets. Expiration dates of such patents range from 2013 to 2032. The Company does not expect significant adverse effects as patents expire.

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

Engineering and Manufacturing

The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel. The availability and price of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Primary manufacturing facilities for the Rig Technology segment are located in Houston, Galena Park, Sugar Land, Conroe, Cedar Park, Anderson, San Angelo, Fort Worth and Pampa, Texas; Duncan, Oklahoma; Orange, California; Edmonton, Canada; Aberdeen, Scotland; Kristiansand, Stavanger and Arendal, Norway; Etten-Leur and Groot-Ammers, the Netherlands; Carquefou, France; Kalundborg and Brondby, Denmark; Singapore; Lanzhou and Shanghai, China; Dubai, UAE; Ulsan, South Korea; Port Elizabeth and Cape Town, South Africa; and Luanda, Angola.

The Petroleum Services & Supplies segment manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing services. Downhole tools are manufactured at facilities in Houston, Texas; Manchester, England; Dubai, UAE; Macaé, Brazil and Singapore. Drill Bits are manufactured at facilities in Conroe, Texas; Stonehouse, U.K; and Jurong, Singapore. Drill Stem technology development and drill pipe are manufactured at facilities in Navasota, Texas; Veracruz, Mexico; Jurong, Singapore; and Baimi Town, Jiangyan and Jiangsu, China. Solids control equipment and screens are manufactured at facilities in Houston and Conroe, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Trinidad; Shah Alum and Puncak Alam, Malaysia; and Macaé, Brazil. Pumps are manufactured at facilities in Houston, Odessa and Marble Falls, Texas; McAlester and Tulsa, Oklahoma; Manchester and Newcastle, England; Melbourne, Australia; and Buenos Aires, Argentina. NOV IntelliServ manufactures and assembles equipment in Provo, Utah. The Company manufactures tubular inspection equipment and tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Celle, Germany; Singapore; and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at facilities in San Antonio, Burkburnett and Mineral Wells, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; Geldermalsen, the Netherlands; Betim, Brazil; Johor, Malaysia; Singapore and Harbin and Suzhou, China, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers. Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API, APEX and ASME.

Raw Materials

The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. Since 2006 the Company has experienced rising, declining and stable prices for mild steel and standard grades in line with broader economic activity and has generally seen specialty alloy prices continued to rise, driven primarily by escalation in the price of the alloying agents. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, the Company continued to expand its supply base starting in 2006 throughout the world to address its customers’ needs. In 2012, the Company witnessed flat to slight increases in steel pricing which was somewhat mitigated by improved sourcing and supply chain practices. The Company anticipates flat to moderate increases in steel pricing in 2013. Higher prices and lower availability of steel and other raw materials the Company uses in its business may adversely impact future periods.

Backlog

The Company monitors its backlog of orders within its Rig Technology segment to guide its planning. Backlog includes orders greater than $250,000 for most items and orders for wireline units in excess of $75,000, and which require more than three months to manufacture and deliver.

Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for equipment at December 31, 2012, 2011 and 2010, was $11.9 billion, $10.2 billion and $5.0 billion, respectively.

Employees

At December 31, 2012, the Company had a total of 60,235 employees, of which 8,574 were temporary employees. Approximately 906 employees in the U.S. are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements. The Company believes its relationship with its employees is good.

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

Oil and gas prices have been volatile since 1972. In general, oil prices approximated $18-$22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-$100 per barrel since 2000. In 2008, oil prices were extremely volatile – oil prices rose to $147 per barrel in July 2008 only to fall into the $35-$45 per barrel range in December 2008. In 2009, oil prices continued to be volatile, rising to the $70 per barrel range during the year. In 2010 oil prices continued rising to finish the year well above $80 per barrel. Domestic spot gas prices generally ranged between $1.80-$2.60 per mmbtu of gas from 1991 through 1999 then experienced spikes into the $10 range in 2001 and 2003. Prices generally ranged between $4.50-$12.00 per mmbtu during 2005-2008. During 2009 through 2011, spot gas prices generally stabilized, dropping into the $3.00-$4.50 per mmbtu range, but declined below $3.00 late in 2011 and throughout much of 2012 before increasing slightly above $3.00 in late 2012.

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

Events in 2008 and 2009 constrained credit markets and sparked a serious global banking crisis. The slowdown in worldwide economic activity caused by the global recession reduced demand for energy and resulted in lower oil and natural gas prices. While markets have improved since 2008, recent economic data suggests the potential for another global recession, which could negatively impact oil and natural gas prices and restrict availability to credit markets. Any prolonged reduction in oil and natural gas prices will reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition. Furthermore, many of our customers access the credit markets to finance their oil and natural gas drilling activity. If the availability of credit to our customers is reduced, they may reduce their drilling and production expenditures, thereby decreasing demand for our products and services. Any such reduction in spending by our customers could adversely impact our operating results and financial condition.

There are risks associated with certain contracts for our drilling equipment.

As of December 31, 2012, we had a backlog of approximately $11.9 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology segment. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market or subject us to contractual penalties:

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

The Company’s existing contracts for rig equipment generally carry down payment and progress billing terms favorable to the ultimate completion of these projects and do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects.

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

Approximately 59% of our revenues in 2012 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, Latin America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.

Our operations outside the United States could also expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”), the U.S. Securities and Exchange Commission and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trading sanctions laws, the Foreign Corrupt Practices Act and other statutes. Under trading sanctions laws, the U.S. and other governments may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs. If any of the risks described above materialize, it could adversely impact our operating results and financial condition.

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

We earn revenues, pay expenses and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the Canadian dollar, the Euro, the British pound sterling, the Norwegian krone, the Venezuelan bolivar and the South Korean won. Approximately 59% of our 2012 revenue was derived from sales outside the United States. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We use derivative financial instruments to mitigate our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $3,662 million (with a fair value of $86 million) as of December 31, 2012, to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

The Company has approximately $7.1 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2012. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in an increase in balance sheet leverage as measured by debt to total capitalization.

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

We had revenues of 10% of total revenue from one of our customers for the year ended December 31, 2012.

The loss of this customer (Samsung Heavy Industries) or a significant reduction in its purchases could adversely affect our future revenues and earnings.

The 2010 moratorium on deepwater drilling in the U.S. Gulf of Mexico and its consequences could have a material adverse effect on our business.

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

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raise and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (“PDCs”). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a reel, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Fiberglass-reinforced spoolable pipe	A spoolable glass fiber-reinforced epoxy composite tubular product for onshore oil and gas gathering and injection systems, with superior corrosion resistant properties and lower installed cost than steel.

Flexible pipe	A dynamic riser that connects subsea production equipment to a topside facility allowing for the flow of oil, gas, and/or water.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

FPSO	A Floating Production, Storage and Offloading vessel used to receive hydrocarbons from subsea wells, and then produce and store the hydrocarbons until they can be offloaded to a tanker or pipeline.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Hydraulic Fracturing	The process of creating fractures in a formation by pumping fluids, at high pressures, into the reservoir, which allows or enhances the flow of hydrocarbons.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1. In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2. In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3. In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four- or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four- or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2.5 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Mooring system	The method by which a vessel or buoy is fixed to a certain position, whether permanently or temporarily.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	Equipment used in: 1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal desorption	The process of removing drilling mud from cuttings by applying heat directly to drill cuttings.

Tiebacks (Subsea)	A series of flowlines and pipes that connect numerous subsea wellheads to a single collection point.

Top drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble cost	Costs incurred as a result of unanticipated complications while drilling a well. These costs are often referred to as contingency costs during the planning phase of a well.

Turret	Mechanical device that allows a floating vessel to rotate around stationary flowlines, umbilicals, and other associated risers.

Well completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Wellhead	The termination point of a wellbore at surface level or subsea, often incorporating various valves and control instruments.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well workover	The performance of one or more of a variety of remedial operations on a producing oil well to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owned or leased over 1,160 facilities worldwide as of December 31, 2012, including the following principal manufacturing, service, distribution and administrative facilities:

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Rig Technology:
Lanzhou, China	Manufacturing Plant (Drilling Equipment) & Administrative Offices)	945,836	44	Owned*	10/20/2020
Pampa, Texas	Manufacturing Plant	549,095	500	Owned
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964	33	Leased	4/30/2014
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067	38	Owned
Ulsan, South Korea	Fabrication of Drilling Equipment	380,068	51	Owned
Houston, Texas	Bammel Facility, Repairs, Service, Parts, Administrative & Sales Offices	377,750	19	Leased	6/30/2022
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	483,450	34	Owned
Orange, California	Manufacturing & Office Facility	351,418	9	Owned*	12/31/2020
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	233,173	24	Owned
Sugar Land, Texas	Manufacturing Plant, Warehouse & Administrative Offices	223,345	24	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	40	Owned
Carquefou, France	Manufacturing Plant of Offshore Equipment	213,000		Owned
Galena Park, Texas	Manufacturing Plant (Drilling Rigs & Components) & Administrative Offices	191,913	22	Owned
Lafayette, Louisiana	Repair, Services and Spares facility	189,000	17	Leased	9/28/2025
Aberdeen, Scotland	Pressure Control Manufacturing, Administrative & Sales Offices	188,200	5	Leased	8/31/2018
Conroe, Texas	Manufacturing Plant, Administrative & Sales Offices	173,800	13	Leased	1/7/2022
Houston, Texas	Manufacturing Plant of Drilling Rigs & Components, Admin & Sales Offices	170,040	11	Owned
Kristiansand, Norway	Warehouse & Administrative/Sales Offices	167,200	1	Owned
Calgary, Canada	Manufacturing Facility & Administrative Offices	161,321	19	Leased	5/10/2017
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	149,605	3	Leased	1/5/2024
Anderson, Texas	Rolligon Manufacturing Facility, Administrative & Sales Offices	145,727	77	Leased	5/10/2016
Houston, Texas	Administrative Offices (Westchase)	125,494	4	Leased	9/30/2020
Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	93,800	14	Owned
Molde, Norway	Manufacturing Facility of Drilling Equipment	78,000	1	Owned
Etten Leur, Netherlands	Manufacturing Plant & Sales Offices (Drilling Equipment)	75,000	6	Owned
Sogne, Norway	Warehouse and Offices	70,959	4	Leased	12/31/2017
Edmonton, Canada	Manufacturing Plant (Drilling Machinery & Equipment)	70,346	18	Owned
Stavanger, Norway	Manufacturing Facility of Drilling Equipment	41,333	1	Leased	9/30/2015
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	31,633	2	Owned
Aracaju, Brazil	Fabrication of Drilling Equipment	11,195	1	Leased	7/14/2013
New Iberia, Louisiana	Riser Repair Facility	10,000	2	Leased	M-T-M

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Petroleum Services & Supplies:
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	595,965	14	Owned*
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	341,800	35	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400	42	Leased	M-T-M
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Offices	300,000	50	Owned
Little Rock, Arkansas	Manufacturing Facility of Fiber Glass Products	271,924	44	Owned
Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319	14	Leased	3/31/2018
Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse & Offices	238,428	26	Owned
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	212,625	10	Owned
Durham, England	Manufacturing Facility, Warehouse & Administrative Offices	183,100	13	Leased	3/30/2066
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	180,000	1	Leased	1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	35	Owned
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	146,668	6	Leased	6/30/2016
McAlester, Oklahoma	Manufacturing Facility of Pumps, Service & Administrative Offices	139,359	25	Owned
San Antonio, Texas	Manufacturing Facility of Fiber Glass Products	120,084	20	Owned
Edmonton, Canada	Manufacturing Facility, Repairs, Assembly, Warehouse & Administrative Offices	112,465	11	Owned
Singapore	Manufacturing Plant of Roller Cone Drill Bits, Shop, Warehouse & Administrative Offices	109,663	5	Leased	4/29/2048
Provo, Utah	Manufacturing Facility of Drilling Products, Fabrication, Warehouse & Administrative Offices	109,026	15	Owned
Aberdeenshire, Scotland	Solids Control Manufacturing Facility, Assembly, Administrative & Sales Offices	107,250	6	Owned
Betim, Brazil	Manufacturing Facility of Fiber Glass Products	96,691	18	Owned
Mineral Wells, Texas	Manufacturing Facility of Fiber Glass Products	95,640	15	Owned
Singapore	Manufacturing Facility of Fiber Glass Products	86,941	2	Leased	10/31/2013
Larose, Louisiana	Generator Rentals & Service, Assembly, Warehouse & Administrative Offices	72,993	11	Leased	6/30/2016
Stonehouse, U.K.	Manufacturing Facility, Inspection Plant & Premium Threading Shop	71,000	4	Owned
Groot-Ammers, Netherlands	Workshop, Warehouse & Offices	61,859	3	Leased	12/31/2018
Beaumont, Texas	Pipe Threading Facility, Fabrication, Warehouse & Administrative Offices	42,786	40	Owned
Dubai, UAE	Service Facility of Solids Control Equipment, Screens & Spare Parts, Inventory Warehouse, Sales, Rentals & Administrative Offices	14,569	1	Leased	10/31/2013
Rio de Janeiro, Brazil	Service and Repair Center, and Distribution Operations	12,116	1	Leased	M-T-M

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Distribution & Transmission:
LaPorte, Texas	Distribution and Warehouse	450,000	20	Leased	8/31/2016
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	244,000	11	Owned
Tracy, California	Water Transmission Group / Northern California	164,735	83	Owned
Bogota, Colombia	APCI Fabrication, Coating, Machine shop	146,904	33	Owned
Rancho Cucamonga, California	Water Transmission Group / Southern California	130,600	73	Owned
Anniston, Alabama	Pole Products Manufacture	121,696	20	Leased	1/31/2015
Houston, Texas	Distribution and Warehouse	120,423	19	Owned*	12/31/2021
Lloydminster, Canada	Lloydminster Distribution Operations; Applied Products Facility	114,100	23	Leased	5/31/2019
Edmonton, Canada	Redistribution Center	100,000	7	Leased	1/31/2014
Kailua, Hawaii	KAAPA Quarry	53,980	163	Owned*	12/31/2052
Estevan, Canada	Distribution & Warehouse	27,842	6	Owned
Honolulu, Hawaii	Hawaii Concrete Division Head Quarters	21,215	3	Leased	12/31/2027
Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased	5/31/2017

*	Building owned but land leased.

We own or lease more than 170 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, approximately 460 distribution service centers and 530 service centers that provide inspection and equipment rental worldwide.

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

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price:
High	$87.18	$80.67	$84.83	$82.03	$82.26	$81.46	$83.31	$75.73
Low	$70.75	$60.00	$64.40	$64.87	$63.72	$65.40	$51.22	$50.23
Cash dividends per share	$0.12	$0.12	$0.12	$0.13	$0.11	$0.11	$0.11	$0.12

As of February 14, 2013, there were 3,375 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher.

Cash dividends aggregated $209 million and $191 million for the years ended December 31, 2012 and 2011, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2007 in National Oilwell Varco, Inc., the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

	12/07	12/08	12/09	12/10	12/11	12/12
National Oilwell Varco, Inc.	$100.00	$33.27	$61.55	$94.77	$96.42	$97.58
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Oil & Gas Equipment & Services	100.00	40.82	65.23	90.86	80.24	80.25

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2012 (1)	2011	2010	2009	2008 (2)
	(in millions, except per share data)
Operating Data:
Revenue	$20,041	$14,658	$12,156	$12,712	$13,431
Operating profit	3,557	2,937	2,447	2,315	2,918
Income before taxes	3,505	2,922	2,397	2,208	2,961
Net income attributable to Company	$2,491	$1,994	$1,667	$1,469	$1,952

Net income per share
Basic	$5.86	$4.73	$3.99	$3.53	$4.91

Diluted	$5.83	$4.70	$3.98	$3.52	$4.90

Cash dividends per share	$0.49	$0.45	$0.41	$1.10	$—

Other Data:
Depreciation and amortization	$628	$555	$507	$490	$402
Capital expenditures	$583	$483	$232	$250	$379

Balance Sheet Data:
Working capital	$10,029	$6,694	$5,999	$5,084	$4,034
Total assets	$31,484	$25,515	$23,050	$21,532	$21,479
Long-term debt, less current maturities	$3,148	$159	$514	$876	$870
Total Company stockholders’ equity	$20,239	$17,619	$15,748	$14,113	$12,628

(1)	Financial information for prior periods and dates may not be comparable due to the impact of $2.9 billion in business combinations on our financial position and results of operations during 2012.
(2)	Financial results of Grant Prideco have been included in our Consolidated Financial Statements beginning April 21, 2008, the date the Grant Prideco merger was completed and each of Grant Prideco’s common shares were exchanged for .4498 shares of our common stock and $23.20 in cash.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in over 1,160 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; provide expendables and spare parts used in conjunction with our large installed base of equipment; and provide supply chain management services through our distribution network. We also manufacture coiled tubing, manufacture high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results of operations, certain non-GAAP financial measures, including operating profit excluding other costs, operating profit percentage excluding other costs and diluted earnings per share excluding other costs, are provided. See “Non-GAAP Financial Measures and Reconciliations” in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	2012*	2011*	2010*	% 2012 v 2011	% 2012 v 2010
Active Drilling Rigs:
U.S.	1,919	1,875	1,541	2.3%	24.5%
Canada	365	423	351	(13.7%)	4.0%
International	1,234	1,168	1,094	5.7%	12.8%

Worldwide	3,518	3,466	2,986	1.5%	17.8%

West Texas Intermediate Crude Prices (per barrel)	$94.11	$94.90	$79.40	(0.8%)	18.5%

Natural Gas Prices ($/mmbtu)	$2.75	$4.00	$4.39	(31.3%)	(37.4%)

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2012 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $94.11 per barrel in 2012, a slight decrease of 0.8% over the average price for 2011 of $94.90 per barrel. Average natural gas prices were $2.75 per mmbtu, a decrease of 31.3% compared to the 2011 average of $4.00 per mmbtu. Average rig activity worldwide increased 1.5% for the full year in 2012 compared to 2011. Average crude oil prices for the fourth quarter of 2012 was $87.96 per barrel and natural gas was $3.40 per mmbtu.

At February 8, 2013, there were 2,390 rigs actively drilling in North America, compared to 1,967 rigs at December 31, 2012; an increase of 21.5% from year end 2012 levels. The price of oil increased to $95.72 per barrel and gas decreased to $3.27 per mmbtu at February 8, 2013, representing a 4.2% increase in oil prices and a 4.6% decrease in gas prices from the end of 2012.

EXECUTIVE SUMMARY

During 2012 National Oilwell Varco, Inc. earned $2.5 billion in net income attributable to Company, or $5.83 per fully diluted share. Earnings per diluted share increased 24% from prior year levels of $2.0 billion or $4.70 per fully diluted share. Excluding other costs (as defined in the “Non-GAAP Financial Measures and Reconciliations” in Results of Operations) from both years, diluted earnings per share of $5.91 in 2012 increased 24% from $4.77 per share in 2011.

During 2012 revenue grew 37% from 2011, to $20.0 billion, and operating profit grew 21% from 2011 as well, to $3.6 billion. Generally 2012 benefitted from strategic acquisitions as well as higher international drilling activity, which saw international rig counts (as measured by Baker Hughes) increase 6% from 2011. This enabled all three of the Company’s reporting segments to post higher year-over-year revenues in 2012.

For its fourth quarter ended December 31, 2012, the Company generated $668 million in net income attributable to Company, or $1.56 per fully diluted share, on $5.7 billion in revenue. Compared to the third quarter of 2012 revenue increased $366 million or 7% and net income attributable to Company increased $56 million. Compared to the fourth quarter of 2011, revenue increased $1.4 billion or 33%, and net income attributable to Company increased $94 million or 16%.

The fourth quarter of 2012 included pre-tax other costs of $51 million, the third quarter of 2012 included pre-tax other costs of $48 million, and the fourth quarter of 2011 included pre-tax other costs of $12 million. The fourth quarter of 2012 also included a net $69 million tax benefit related to certain U.S. foreign tax credits in the quarter. Excluding the tax benefit and the other costs from all periods, fourth quarter 2012 earnings were $1.49 per fully diluted share, compared to $1.52 per fully diluted share in the third quarter of 2012 and $1.37 per fully diluted share in the fourth quarter of 2011.

Operating profit excluding other costs was $954 million or 16.8% of sales in the fourth quarter of 2012, compared to $946 million or 17.8% of sales in the third quarter of 2012, and $860 million or 20.2% of sales in the fourth quarter of 2011. Fourth quarter 2012 results include full quarter results for several businesses acquired since the beginning of the year, including three lower-margin distribution businesses, which resulted in lower margins for the fourth quarter of 2012 as compared to the fourth quarter of 2011 year-over-year. Operating leverage or flow-through (the change in operating profit divided by the change in revenue) was 2% on the sequential revenue increase, and 7% on the year-over-year fourth quarter sales increase.

Also of note, in the fourth quarter of 2012, National Oilwell Varco issued $3 billion of Senior Notes with an effective yield of 2.92%, with $500 million due in 5 years, $1.4 billion due in 10 years, and $1.1 billion due in 30 years.

Oil & Gas Equipment and Services Market

Worldwide, developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. After rising steadily for six years to peak at around $140 per barrel (West Texas Intermediate Crude Prices) earlier in 2008, oil prices collapsed back to average $43 per barrel during the first quarter of 2009, but have slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (although the fourth quarter of 2012 dipped to average $88 per barrel). After trading in the range of $6 to $9 an mmbtu from 2004 to 2008, North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range (fourth quarter 2012 recovered to average $3.40 per mmbtu). The recent gas price collapse appears to be a direct result of rising gas supply out of unconventional shale reservoir development across North America, including gas associated with liquids production from shales.

The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Strengthening oil prices since then have led to steadily rising oil-drilling activity over the past two years.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count increased steadily to 2,026 by late 2011, but began to decline with lower gas prices to average 1,809 rigs during the fourth quarter of 2012. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved. Recently low gas prices have caused operators to trim drilling, driving the average U.S. gas rig count down 52% from the fourth quarter of 2011, to an average of 423 in the fourth quarter of

2012. However, with high oil prices, many have redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. For the fourth quarter of 2012, oil-directed drilling rose to almost 77% of the total domestic drilling effort, and, while the average oil-directed drilling rig count declined by 2% from the third quarter to 1,383 rigs, it remains near its highest levels in the U.S. since the early 1980’s.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings; but, the international rig count exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009. Recently international drilling rebounded due to high oil prices, climbing back to 1,285 in June 2012 before falling back to 1,253 in December.

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

The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (according to RigLogix, nearly 65% of the existing 494 jackup rigs are more than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at June 30, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased steadily since, as drillers began ordering more than the Company shipped out of backlog, and finished the fourth quarter of 2012 at a record $11.9 billion. Approximately $7.4 billion of these orders are scheduled to flow out as revenue during 2013, with the balance flowing out in 2014 and beyond. Of this backlog, 91% of the total is for equipment destined for offshore operations, with 9% destined for land. Equipment destined for international markets totaled 94% of the backlog.

Segment Performance

The Rig Technology segment generated $10.1 billion in revenues and $2.3 billion in operating profit or 23.1% of sales during 2012. Compared to the prior year revenues improved 30%, however, operating profit improved 14% year-over-year due to a broad change in the segment’s business mix, which led to lower margins. Offshore projects contracted at high prices in 2007 and 2008 were manufactured in low cost environments in 2010, resulting in high margins (29.6%) for the group. As these projects were completed and replaced with lower priced projects, 2011 margins declined 330 basis points from the prior year. For the fourth quarter of 2012, the segment generated $2.9 billion in revenues and $636 million in operating profit or 22.0% of sales. Compared to the prior quarter revenues increased $349 million or 14%, and operating profit increased $38 million. Operating leverage or flow-through was 11% from the third quarter to the fourth quarter. Compared to the fourth quarter of 2011 segment revenues grew $580 million or 25%, and operating profit increased $39 million. Year-over-year operating leverage or flow-through was 7%. Margins have moved down steadily since mid-2010 due to an adverse mix shift in the segment, the addition of lower-margin acquisitions, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Revenue out of backlog increased 16% sequentially and increased 25% year-over-year. Non-backlog revenue, which is predominantly aftermarket spares and services, increased 8% sequentially and increased 27% from the fourth quarter of 2011. Orders for seven deepwater floating rig equipment packages, and three spare BOP stacks contributed to total order additions to backlog of $2.4 billion during the fourth quarter. Interest in offshore rig construction has remained strong as announced dayrates for deepwater offshore rigs are increasing, rig building costs have stabilized at attractive levels, and financing appears to be available for most established drillers. The Company continues to tender additional new offshore rig projects for Petrobras to shipyards and drilling contractors, which are to be built in Brazil. However, further potential bookings of any additional offshore rigs for Brazil may continue to be subject to delays. The segment’s well intervention and stimulation product sales increased 25% sequentially, as the delivery of several large projects to international customers more than offset a continued decline in demand for pressure pumping equipment.

The Petroleum Services & Supplies segment generated $7.0 billion in revenue and $1.5 billion in operating profit, or 21.5% of sales, for the full year 2012. Compared to the prior year revenue increased 23%, and operating leverage or flow-through was 33%. For the fourth quarter of 2012, the segment generated $1.8 billion in revenue and $340 million in operating profit, or 19.2% of sales. Compared to the prior quarter revenue increased $53 million or 3%, but operating profit declined $43 million. Sequentially, high year-end sales of drill pipe and large outside diameter (“O.D.”) connectors, combined with revenue growth in the international coating business, more than offset the lower sales of downhole tools, fluid-end expendables and coiled tubing, which were directly attributable to the reduction in U.S. land drilling and well service activity. Compared to the fourth quarter of 2011 revenues increased $200 million or 13% and operating leverage or flow-through was 23%. Approximately 55% of the segment’s fourth quarter sales were into North American markets, and 45% of sales were into international markets.

The Distribution & Transmission segment generated $3.9 billion in revenue and $185 million in operating profit or 4.7% of sales during 2012. Revenues improved 110% from 2011. For the fourth quarter of 2012, the segment generated $1.3 billion in revenue and $54 million in operating profit or 4.3% of sales. Revenues declined $47 million or 4% from the third quarter of 2012 while operating profit increased $12 million. Compared to the fourth quarter of 2011, revenues increased $708 million or 126% and flow-through or operating leverage was 1%. Sequentially, the overall decline in U.S. drilling and well service activity negatively impacted day-to-day sales of maintenance, repair and operating consumables, as well as sales of tubular products. The year over year revenue growth was due primarily to the acquisitions of Wilson and CE Franklin, made during the second and third quarters of 2012, respectively. Approximately 84% of the group’s fourth quarter sales were into North American markets and 16% into international markets.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Order levels for new deepwater drilling rigs have rebounded sharply, and the Rig Technology segment continues to experience a high level of interest as dayrates for deepwater offshore rigs continue to improve. Still, margins, which were 22.4% in the fourth quarter of 2012, may be temporarily challenged to expand, due to lower-margin contributions from recent subsea production equipment acquisitions, a soft outlook for land drilling, workover and pressure pumping equipment markets in North America, in view of low gas and natural gas liquids prices, and by incremental expenses to support long-term strategic growth initiatives.

Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution & Transmission segment remains closely tied to the rig count, particularly in North America. The fourth quarter saw domestic rig counts continue to decline, resulting in an average U.S. rig count in December 2012 that was down 11% from the average U.S. rig count in January of 2012, and an average Canadian rig count in December 2012 that was down 18% from the same period in 2011. As a result, pricing and volumes are beginning to come under pressure as pressure pumpers, drilling contractors and oil companies reduce operating and capital expenditures. Additionally, economic weakness may pressure oil prices, which could lead to further activity declines, particularly among North American operators which may rely on cash flows from gas production and/or external financing to fund their drilling operations. In contrast, activity generally seems to be continuing to increase in most international markets outside North America.

The Company believes it is well positioned, and should benefit from its strong balance sheet and capitalization, access to credit, global infrastructure, broad product and service offering, installed base of equipment, and a record level of contracted orders. In the event of a market downturn, the Company also believes that its long history of cost-control and downsizing in response to slowing market conditions, and of executing strategic acquisitions during difficult periods will enable it to capitalize on new opportunities to effect new organic growth and acquisition initiatives.

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

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

The following table summarizes the Company’s revenue and operating profit by operating segment in 2012 and 2011 (in millions):

	Years Ended December 31,		Variance
	2012	2011	$	%
Revenue:
Rig Technology	$10,107	$7,788	$2,319	29.8%
Petroleum Services & Supplies	6,967	5,654	1,313	23.2%
Distribution & Transmission	3,927	1,873	2,054	109.7%
Eliminations	(960)	(657)	(303)	46.1%

Total Revenue	$20,041	$14,658	$5,383	36.7%

Operating Profit:
Rig Technology	$2,335	$2,053	$282	13.7%
Petroleum Services & Supplies	1,501	1,072	429	40.0%
Distribution & Transmission	185	135	50	37.0%
Unallocated expenses and eliminations	(464)	(323)	(141)	43.7%

Total Operating Profit	$3,557	$2,937	$620	21.1%

Operating Profit %:
Rig Technology	23.1%	26.4%
Petroleum Services & Supplies	21.5%	19.0%
Distribution & Transmission	4.7%	7.2%

Total Operating Profit %	17.7%	20.0%

Rig Technology

Revenue from Rig Technology for the year ended December 31, 2012 was $10,107 million, an increase of $2,319 million (29.8%) compared to the year ended December 31, 2011. Deepwater offshore drilling worldwide and active shale plays in North America were the primary driving forces for the increase in revenue for this segment during the first half of 2012, resulting in increased rig construction as well as demand for well intervention and stimulation equipment and aftermarket spare parts. In addition, the acquisitions of NKT and Enerflow, occurring towards the beginning of the second quarter of 2012, contributed to the increase in revenue for Rig Technology. As the segment moved into the second half of 2012, it saw continued strong deepwater offshore demand as well as a strong demand in international markets with strong revenue growth in coiled tubing equipment, wireline equipment and land rigs sold internationally. North American markets, however, saw a decrease in demand for land drilling as both gas and oil plays have decreased production. This is evidenced by a decrease in rig count in the U.S. during 2012 and has resulted in lower sales of land rigs and jackups in the U.S. as the segment moved into the second half of 2012. The average rig count in the U.S. during the fourth quarter of 2012 decreased to 1,809 rigs (9%) from the first quarter 2012 average of 1,991 rigs. Rig Technology revenues could decrease as it enters 2013 due to the decrease in demand for pressure pumping equipment.

Operating profit from Rig Technology was $2,335 million (which included $45 million in other costs related to acquisitions) for the year ended December 31, 2012, an increase of $282 million (13.7%) compared to 2011. Operating profit percentage decreased to 23.1%, from 26.4% in 2011. Partially contributing to the decrease in operating profit percentage was a decrease in the average margin of revenue out of backlog as contracts signed during 2009 and 2010 contain less favorable margins compared to contracts won during the order ramp-up from 2005 to 2008. Also contributing to the decrease in operating profit percentage were integration costs related to the NKT and Enerflow acquisitions made during the second quarter of 2012 as well as considerable start-up costs associated with construction of an NOV Flexibles plant in Brazil, and the opening of a new Technical College in Korea. Coiled tubing equipment, wireline equipment and land rigs sold later in the year were primarily driven by large international projects that were secured at lower than average margins. Finally, increased FPSO related revenues, with operating profit lower than other parts of this segment, were dilutive to overall Rig Technology operating profit margins. As the segment enters 2013, we anticipate continued pricing pressures in North America coupled with a continuing shift in product mix that includes a growing percentage of Brazil and FPSO related revenues.

The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $11.9 billion at December 31, 2012, an increase of $1.7 billion (17%) from backlog of $10.2 billion at December 31, 2011.

Petroleum Services & Supplies

Revenue from Petroleum Services & Supplies for the year ended December 31, 2012 was $6,967 million, an increase of $1,313 million (23.2%) compared to the year ended December 31, 2011. Strong shale plays in North America lead to an increase in revenue for the Petroleum Services & Supplies segment during the first half of 2012 compared to 2011. Acquisitions made during the year such as Fiberspar Corporation and Zap-Lok Pipeline Systems, Inc. contributed to the increase in revenue for 2012 compared to 2011. Full period results of Ameron as well as other strategic acquisitions made during 2011 in the U.S., the U.K., the Netherlands, Singapore, Malaysia and Brazil also contributed to the increase in revenue for this segment in 2012 compared to 2011. Moving into the second half of 2012, while stronger than in 2011, compared to the first half of 2012, the segment saw a decrease in North American activity as evidenced in the decrease in U.S. rig count throughout the year. Petroleum Services & Supplies revenues could decrease as it enters 2013 as many of its businesses enter 2013 with diminished backlog and U.S. based drilling contractors as well as service firms have been hesitant to release new orders.

Operating profit from Petroleum Services & Supplies was $1,501 million (which included $18 million in other costs related to acquisitions) for the year ended December 31, 2012 compared to $1,072 million for 2011, an increase of $429 million (40.0%). Operating profit percentage increased to 21.5% up from 19.0% in 2011. This increase is primarily due to increased volume, favorable pricing and cost reductions within most business units within the segment during the first half of 2012 compared to the same period in 2011. However, as the segment moved into the second half of the year, due to the decrease in North American market activity, it began to experience pricing pressures across a number of products in the North American land market, coupled with a shift in product mix, which led to lower margins. Most notably, the continued reduction of North American land activity led to pricing pressures and an overall reduction in volume for the segments downhole tools, fiberglass pipe, coiled dubing, and fluid end expendables products. While declines in various product lines were offset partially with growth in the drill pipe, XL Systems and Tuboscope products, overall margins still continued to decline towards the end of the year. As the segment enters 2013, we anticipate continued pricing pressures in North America coupled with a possible decrease in volume.

Distribution & Transmission

Revenue from Distribution & Transmission was $3,927 million for the year ended December 31, 2012, an increase of $2,054 million (109.7%) compared to the year ended December 31, 2011. This increase was primarily attributable to the acquisitions of Wilson during the second quarter of 2012 and CE Franklin during the third quarter of 2012. Distribution & Transmission revenues are expected to increase as it enters 2013 as it realizes full period results for its 2012 acquisitions.

Operating profit from Distribution & Transmission was $185 million (which included $68 million in other costs related to acquisitions) for the year ended December 31, 2012, an increase of $50 million (37.0%) compared to $135 million for the year ended December 31, 2011. Operating profit percentage decreased to 4.7%, from 7.2% in 2011. Increased volume, greater cost efficiencies and continued favorable pricing which related to strong demand for this segment contributed to an increase in operating profit percentages for this segment during the first half of 2012. However, the impact of businesses acquired during 2012 combined with lower market activity resulted in margins dropping slightly for the year. In addition, other costs incurred for the expense recognition associated with acquired current assets stepped up to fair value during purchase accounting also contributed to the decrease in operating profit percentage. The majority of the stepped up value related to inventory and was fully recognized by December 31, 2012. As the segment enters 2013, we anticipate continued pricing pressures in North America coupled with a possible decrease in volume.

Unallocated expenses and eliminations

Unallocated expenses and eliminations in operating profit were $464 million for the year ended December 31, 2012 compared to $323 million for the year ended December 31, 2011. This increase was primarily due to the increased activity along all segments which in turn resulted in higher intersegment eliminations.

Equity Income in Unconsolidated Affiliates

Equity income in unconsolidated affiliates was $58 million for the year ended December 31, 2012 compared to $46 million for the year ended December 31, 2011. This increase was primarily due to increased equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria.

Other income (expense), net

Other income (expense), net were expenses of $71 million for the year ended December 31, 2012 compared to $39 million for the year ended December 31, 2011. This increase was primarily due to foreign exchange losses and increased bank charges and fees.

Provision for income taxes

The effective tax rate for the year ended December 31, 2012 was 29.2%, compared to 32.1% for 2011. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the effect of lower tax rates on income earned in foreign jurisdictions, foreign dividends net of foreign tax credits, the deduction in the U.S. for manufacturing activities and foreign exchange losses for tax reporting in Norway. The effective tax rate was negatively impacted by the recognition of increased valuation allowances on certain deferred tax assets associated with excess foreign tax credits carried to future periods.

During 2012, the Company recorded certain tax benefits totaling $138 million primarily from the repatriation of certain non-U.S. earnings that increased our U.S. foreign tax credits. These credits are available to be used by the Company as foreign tax credits in the U.S. over a 10 year period. These excess foreign tax credits were recognized as deferred tax assets in the balance sheet and would be realized as a reduction of future income tax payments in the U.S. However, because of uncertainty associated with the Company’s ability to fully utilize these credits in the future, a valuation allowance of $69 million was recorded in the period. The net result of these transactions reduced income tax expense by $69 million in the period.

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

Operating profit from Petroleum Services & Supplies was $1,072 million for 2011 compared to $585 million for 2010, an increase of $487 million (83.2%). Operating profit percentage increased to 19.0%, up from 14.0% in 2010. This increase is primarily due to increased volume with a strong North American demand fueled by an increase in rig count as well as continued favorable pricing within most business units within the segment. The increase was partially offset by lower levels of activity in the Middle East due to continued unrest in that region. This unrest resulted in the write-down, in the first quarter, of Libyan assets of $15 million, mostly related to accounts receivable affected by sanctions enacted during the quarter along with the write off of certain inventory and fixed assets in the country. The Company’s Rig Technology and Distribution & Transmission segments incurred $2 million of such asset write-downs during the first quarter for a total of $17 million in Libyan asset write-downs incurred by the Company.

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

Operating profit from Distribution & Transmission, increased in 2011 to $135 million compared to $78 million in 2010. Operating profit percentage increased to 7.2% in 2011 from 5.0% in 2010 primarily due to greater cost efficiencies and better pricing related to strong demand fueled by an increase in Canada and U.S. rig count activity. This increase was partially offset by rig moves towards liquid shale plays, drill site construction delays and weather issues towards the end of the year in certain markets in which this segment participates.

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

We use these non-GAAP financial measures internally to evaluate and manage the Company’s operations because we believe it provides useful supplemental information regarding the Company’s on-going economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results and as a means to emphasize the results of on-going operations.

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Years Ended December 31,
	December 31,		September 30, 2012
	2012	2011		2012	2011	2010
Reconciliation of operating profit:
GAAP operating profit	$903	$848	$898	$3,557	$2,937	$2,447
Other costs (1):
Rig Technology	12	6	12	45	17	8
Petroleum Services & Supplies	15	6	—	18	23	9
Distribution & Transmission	24	—	36	68	1	1

Operating profit excluding other costs	$954	$860	$946	$3,688	$2,978	$2,465

	Three Months Ended			Years Ended December 31,
	December 31,		September 30, 2012
	2012	2011		2012	2011	2010
Reconciliation of operating profit %:
GAAP operating profit %	15.9%	19.9%	16.9%	17.7%	20.0%	20.1%
Other costs %	0.9%	0.3%	0.9%	0.7%	0.3%	0.2%

Operating profit % excluding other costs	16.8%	20.2%	17.8%	18.4%	20.3%	20.3%

	Three Months Ended			Years Ended December 31,
	December 31,		September 30, 2012
	2012	2011		2012	2011	2010
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.56	$1.35	$1.43	$5.83	$4.70	$3.98
Other costs (1)	0.09	0.02	0.09	0.24	0.07	0.11
Tax benefits (2)	(0.16)	—	—	(0.16)	—	—

Earnings per share excluding other costs (benefits)	$1.49	$1.37	$1.52	$5.91	$4.77	$4.09

(1)	Other costs primarily include items such as the expense recognition of backlog and inventory that was stepped up to fair value during purchase accounting, items which are included in operating profit.

For the three months ended December 31, 2012 and 2011 and September 30, 2012, other costs included in operating profit were $51 million, $12 million and $48 million, respectively. Certain other costs are included in other income (expense), net as well as interest and financial costs and were nil, nil and $9 million for the three months ended December 31, 2012 and 2011 and September 30, 2012, respectively.

For the years ended December 31, 2012, 2011 and 2010, other costs included in operating profit were $131 million, $41 million and $18 million, respectively. Certain other costs are included in other income (expense), net as well as interest and financial costs and were $12 million, nil and $27 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Includes a net $69 million tax benefit related to certain U.S. foreign tax credits arising in the three months ended December 31, 2012. These credits resulted from a strategic reorganization of certain foreign operations to more fully integrate recently acquired businesses.

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

At December 31, 2012, the Company had cash and cash equivalents of $3,319 million, and total debt of $3,149 million. At December 31, 2011, cash and cash equivalents were $3,535 million and total debt was $510 million. The $2,855 million reduction in the net cash (cash less debt) balance in 2012 was due primarily to $2,880 million in cash paid for 2012 acquisitions. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $3,319 million of cash and cash equivalents at December 31, 2012, approximately $1,994 million is held outside the U.S. Of this amount, approximately $1,785 million is considered permanently reinvested and is available to fund operations and other growth of foreign subsidiaries including, but not limited to, capital expenditures, acquisitions and working capital needs. Of the $3,535 million of cash and cash equivalents at December 31, 2011, approximately $3,300 million was held outside the U.S. and approximately $1,900 million was considered permanently reinvested. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility.

On February 20, 2013, the Company completed its previously announced acquisition of Robbins & Myers, Inc. for approximately $2.5 billion in cash. The Company borrowed approximately $1.4 billion under the $3.5 billion revolving credit facility and used approximately $1.1 billion of cash on hand to fund the acquisition.

New Revolving Credit Facility

On September 28, 2012, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of financial institutions. This new credit facility replaced early the Company’s previous $2.0 billion revolving credit facility and provides for aggregate multicurrency borrowings up to $3.5 billion. In addition, the Company has the option to increase aggregate borrowing availability by an additional $1.0 billion, subject to syndication approval. Interest under the new credit facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The terms of the new credit facility provide for a financial covenant regarding maximum debt to capitalization. At December 31, 2012, the Company was in compliance with the financial covenant under the new credit facility.

Redemption of unsecured Senior Notes Due 2012

On November 15, 2012, the Company repaid $200 million of its 5.65% unsecured Senior Notes and $150 million of its 5.50% unsecured Senior Notes. Both series of unsecured Senior Notes were repaid using available cash balances.

Issuance of unsecured Senior Notes Due 2017, 2022 and 2042

On November 20, 2012, the Company issued the following; $500 million of 1.35% unsecured Senior Notes due 2017, $1.4 billion of 2.60% unsecured Senior Notes due 2022 and $1.1 billion of 3.95% unsecured Senior Notes due 2042. The net proceeds were $2,969 million, after deducting $22 million in underwriting fees and a $9 million discount. Interest on each series of notes is due on June 1 and December 1 of each year, beginning on June 1, 2013. The Company may redeem some or all of the Senior Notes at any time at the applicable redemption, plus accrued interest, if any, to the redemption date. At December 31, 2012, the Company was in compliance with the covenants under the indenture governing the Senior Notes.

The Company’s outstanding debt at December 31, 2012 was $3,149 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,395 million in 2.60% Senior Notes and $1,096 million in 3.95% Senior Notes, and other debt of $7 million.

At December 31, 2012, there were no borrowings under the new $3.5 billion credit facility, however, there were $938 million in outstanding letters of credit issued, resulting in $2,562 million of funds available.

The Company also had $2,254 million of additional outstanding letters of credit at December 31, 2012, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

The following table summarizes our net cash flows provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$620	$2,143	$1,542
Net cash used in investing activities	(3,428)	(1,458)	(743)
Net cash provided by (used in) financing activities	2,583	(464)	(102)

Operating Activities

Net cash provided by operating activities was $620 million in 2012 compared to net cash provided by operating activities of $2,143 million in 2011. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $2,483 million plus non-cash charges of $628 million and $61 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $58 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $2,536 million in 2012 compared to $164 million used in 2011. Due to an increase in market activity during 2012 compared to 2011, revenue and backlog increased which is reflected in increased accounts receivable as well as a buildup in inventory. Increased market activity during 2012 also resulted in higher taxes paid, higher accounts payable and an increase in both costs in excess of billings and billings in excess of costs with costs incurred on major rig projects outpacing customer progress and milestone invoicing.

Investing Activities

Net cash used in investing activities was $3,428 million in 2012 compared to net cash used in investing activities of $1,458 million in 2011. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which increased in 2012 compared to 2011. The Company used $2,880 million for the purpose of strategic acquisitions during 2012 compared to $1,038 million in 2011. In addition, due to the continued growth in the Company worldwide, both organically and through acquisition, the Company used $583 million during 2012 for capital expenditures compared to $483 million in 2011. During 2012, the Company used a combination of its cash on hand, borrowings from its revolving credit facility and the issuance of Senior Notes to fund its acquisitions and capital expenditures.

Financing Activities

Net cash provided by financing activities was $2,583 million in 2012 compared to net cash used in financing activities of $464 million in 2011. The change related to a shift from the Company primarily repaying debt during 2011 to the Company refinancing its revolving credit facility, expanding it to $3.5 billion, and issuing three truanches of Senior Notes for a total of $3.0 billion in Senior Notes during 2012. Funds received as a result of borrowing in 2012 were used to finance working capital and acquisitions and to make tax payments. Proceeds from stock options exercised increased to $113 million during the year ended December 31, 2012 compared to $96 million for the year ended December 31, 2011. The Company again increased its dividend to $209 million during the year ended December 31, 2012 compared to $191 million for the year ended December 31, 2011.

The effect of the change in exchange rates on cash flows was a positive $9 million and a negative $19 million for the years ended December 31, 2012 and 2011, respectively.

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

A summary of the Company’s outstanding contractual obligations at December 31, 2012 is as follows (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Total debt	$3,149	$1	$154	$500	$2,494
Operating leases	1,119	220	322	202	375

Total Contractual Obligations	$4,268	$221	$476	$702	$2,869

Commercial Commitments:
Standby letters of credit	$3,192	$1,715	$960	$411	$106

As of December 31, 2012, the Company had $128 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements included in this Report.

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

Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage-of-completion contracts. Based upon an analysis of percentage-of-completion contracts for all open contracts outstanding at December 31, 2011 and 2010, adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in net increases to gross profit margins of 0.78% ($75 million on $9.6 billion of outstanding contracts) and 2.0% ($185 million on $9.3 billion of outstanding contracts) for the years ended December 31, 2012 and 2011, respectively. While the Company believes that its estimates on outstanding contracts at and in future periods will continue to be reasonably dependable under percentage-of-completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $8.4 billion at December 31, 2012.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2012 and 2011, allowance for bad debts totaled $120 million and $107 million, or 2.7% and 3.1% of gross accounts receivable, respectively.

Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in estimates could become material in future periods.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2012 and 2011, inventory reserves totaled $338 million and $281 million, or 5.4% and 6.5% of gross inventory, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $7.1 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2012. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity.

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

The annual impairment test is performed during the fourth quarter of each year. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts. Based on its analysis, the Company did not report any impairment of goodwill and other indefinite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010.

Purchase Price Allocation of Acquisitions

The Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows (all level 3 unobservable inputs). The Company engages third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered. The Company monitors the actual cost of performing these discretionary services and adjusts the accrual based on the most current information available. At December 31, 2012 and 2011, service and product warranties totaled $194 million and $211 million, respectively.

Income Taxes

The Company is a U.S. registered company and is subject to income taxes in the U.S. and other jurisdictions in which it operates. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been provided based upon the tax laws and rates of the countries in which the Company operates and income is earned.

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

The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $4,620 million and $3,789 million at December 31, 2012 and 2011, respectively. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2012, 2011 and 2010, the Company reported foreign currency losses of $21 million, $10 million and $30 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2012 (in millions except for rates):

	As of December 31, 2012				December 31,
Functional Currency	2013	2014	2015	Total	2011
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	511	—	—	511	274
Average USD to CAD contract rate	0.9895	—	—	0.9895	1.0315
Fair Value at December 31, 2012 in U.S. dollars	5	—	—	5	(3)
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	241	14	—	255	239
Average USD to CAD contract rate	1.0238	1.0098	—	1.0230	1.0196
Fair Value at December 31, 2012 in U.S. dollars	6	—	—	6	(1)
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	7	—	—	7	10
Average USD to EUR contract rate	0.7711	—	—	0.7711	1.4035
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in euros)	180	25	—	205	120
Average USD to EUR contract rate	0.7693	0.7645	—	0.7687	1.3846
Fair Value at December 31, 2012 in U.S. dollars	4	—	—	4	(11)
KRW Buy USD/Sell KRW:
Notional amount to buy (in South Korean won)	261	—	—	261	385
Average USD to KRW contract rate	919	—	—	919	920
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	639	58	—	697	53,825
Average USD to KRW contract rate	1,020	941	—	1,013	1,152
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—

	As of December 31, 2012				December 31,
Functional Currency	2013	2014	2015	Total	2011
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	47	—	—	47	45
Average USD to GBP contract rate	0.6149	—	—	0.6149	1.5499
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	37	—	—	37	44
Average USD to GBP contract rate	0.6347	—	—	0.6347	1.5818
Fair Value at December 31, 2012 in U.S. dollars	2	—	—	2	(2)
USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	38	4	—	42	27
Average DKK to USD contract rate	0.1741	0.1761	—	0.1743	5.4213
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	608	56	—	664	710
Average EUR to USD contract rate	1.3111	1.2921	—	1.3095	1.3783
Fair Value at December 31, 2012 in U.S. dollars	6	2	—	8	(40)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	18	—	—	18	15
Average GBP to USD contract rate	1.6044	—	—	1.6044	1.5737
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	772	293	—	1,065	1,336
Average NOK to USD contract rate	0.1684	0.1637	—	0.1671	5.9427
Fair Value at December 31, 2012 in U.S. dollars	44	22	—	66	(22)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	28	3	—	31	10
Average SGD to USD contract rate	0.8139	0.7920	—	0.8115	1.3022
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	12	—	—	12	3
Average DKK to USD contract rate	0.1749	—	—	0.1749	5.5036
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	141	—	—	141	137
Average EUR to USD contract rate	1.3109	—	—	1.3109	1.3517
Fair Value at December 31, 2012 in U.S. dollars	(1)	—	—	(1)	5
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	244	30	—	274	173
Average NOK to USD contract rate	0.1722	0.1727	—	0.1723	5.8173
Fair Value at December 31, 2012 in U.S. dollars	(9)	(1)	—	(10)	6
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	—	—	—	—	2
Average SGD to USD contract rate	—	—	—	—	0.7674
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	47	—	—	47	24
Average RUB to USD contract rate	0.0320	—	—	0.0320	32.7613
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	111	—	—	111	96
Average DKK to USD contract rate	5.61	—	—	5.6126	5.6717
Fair Value at December 31, 2012 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at December 31, 2012 in U.S. dollars	6	—	—	6	(2)

Total Fair Value at December 31, 2012 in U.S. dollars	63	23	—	86	(70)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $567 million and translation exposures totaling $397 million as of December 31, 2012, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $37 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $40 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. During the first quarter of 2013, the Venezuelan government again officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company expects to incur approximately $12 million in devaluation charges in the first quarter of 2013. The Company’s net investment in Venezuela was $34 million at December 31, 2012.

Interest Rate Risk

At December 31, 2012, our long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,400 million in 2.60% Senior Notes and $1,100 million in 3.95% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 62 and is incorporated herein by reference.

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

Incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2012, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of warrants and rights (a)	Weighted-average exercise price of outstanding rights (b)	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	9,473,482	$58.69	3,591,119
Equity compensation plans not approved by security holders	—	—	—

Total	9,473,482	$58.69	3,591,119

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights; however, none are anticipated during 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1) Financial Statements

The following financial statements are presented in response to Part II, Item 8:

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell, with similar agreement with Mark A. Reese. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (11)

10.13	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.14	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (12)

10.17	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (12)

10.18	Second Amendment to Employment Agreement dated as of December 31, 2009 between Mark A. Reese and National Oilwell Varco. (Exhibit 10.3) (12)

10.19	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (12)

10.20	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (12)

10.21	Employment Agreement dated as of January 1, 2004 between Jeremy Thigpen and National Oilwell. (Exhibit 10.1) (13)

10.22	First Amendment to Employment Agreement dated as of December 22, 2008 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.2) (13)

10.23	Second Amendment to Employment Agreement dated as of December 31, 2009 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.3) (13)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (14)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.

(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 24, 2012.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(14)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

NATIONAL OILWELL VARCO, INC.

Dated: February 22, 2013	By:	/s/ MERRILL A. MILLER, JR.
Merrill A. Miller, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Merrill A. Miller, Jr. and Jeremy D. Thigpen, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman and Chief Executive Officer	February 22, 2013

/s/ JEREMY D. THIGPEN Jeremy D. Thigpen	Senior Vice President and Chief Financial Officer	February 22, 2013

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 22, 2013

/s/ GREG L. ARMSTRONG	Director	February 22, 2013
Greg L. Armstrong

/s/ ROBERT E. BEAUCHAMP	Director	February 22, 2013
Robert E. Beauchamp

/s/ BEN A. GUILL	Director	February 22, 2013
Ben A. Guill

/s/ DAVID D. HARRISON	Director	February 22, 2013
David D. Harrison

/s/ ROGER L. JARVIS	Director	February 22, 2013
Roger L. Jarvis

/s/ ERIC L. MATTSON	Director	February 22, 2013
Eric L. Mattson

/s/ JEFFERY A. SMISEK	Director	February 22, 2013
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

On May 16, 2012, the Company acquired Enerflow, on May 31, 2012, acquired Wilson, and on July 19, 2012, acquired CE Franklin. For purposes of determining the effectiveness of the Company’s internal control over financial reporting, as disclosed in this report, management has excluded these acquisitions from its evaluation. The acquired businesses represented approximately 6% of our consolidated total assets at December 31, 2012, 8% of consolidated revenues and 2% of our consolidated operating profit for the year ended December 31, 2012.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Merrill A. Miller, Jr.

Merrill A. Miller, Jr.

Chairman and Chief Executive Officer

/s/ Jeremy D. Thigpen

Jeremy D. Thigpen

Senior Vice President and Chief Financial Officer

Houston, Texas

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Oilwell Varco, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls related to the acquisitions of Wilson, Enerflow and CE Franklin. The acquired businesses represented approximately 6% of consolidated total assets at December 31, 2012, 8% of consolidated revenues and 2% of consolidated operating profit for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also did not include the evaluation of internal control over financial reporting of these acquisitions referred to above.

In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of National Oilwell Varco, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 22, 2013

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,319	$3,535
Receivables, net	4,320	3,291
Inventories, net	5,891	4,030
Costs in excess of billings	1,225	593
Deferred income taxes	349	336
Prepaid and other current assets	574	325

Total current assets	15,678	12,110
Property, plant and equipment, net	2,945	2,445
Deferred income taxes	413	267
Goodwill	7,172	6,151
Intangibles, net	4,743	4,073
Investment in unconsolidated affiliates	393	391
Other assets	140	78

Total assets	$31,484	$25,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,200	$901
Accrued liabilities	2,571	2,376
Billings in excess of costs	1,189	865
Current portion of long-term debt and short-term borrowings	1	351
Accrued income taxes	355	709
Deferred income taxes	333	214

Total current liabilities	5,649	5,416
Long-term debt	3,148	159
Deferred income taxes	1,997	1,852
Other liabilities	334	360

Total liabilities	11,128	7,787

Commitments and contingencies
Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 426,928,322 and 423,900,601 shares issued and outstanding at December 31, 2012 and December 31, 2011	4	4
Additional paid-in capital	8,743	8,535
Accumulated other comprehensive income (loss)	107	(23)
Retained earnings	11,385	9,103

Total Company stockholders’ equity	20,239	17,619
Noncontrolling interests	117	109

Total stockholders’ equity	20,356	17,728

Total liabilities and stockholders’ equity	$31,484	$25,515

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue
Sales	$16,641	$11,842	$9,956
Services	3,400	2,816	2,200

Total	20,041	14,658	12,156

Cost of revenue
Cost of sales	11,886	8,037	6,598
Cost of services	2,816	2,124	1,726

Total	14,702	10,161	8,324

Gross profit	5,339	4,497	3,832
Selling, general and administrative	1,782	1,560	1,385

Operating profit	3,557	2,937	2,447
Interest and financial costs	(49)	(40)	(50)
Interest income	10	18	13
Equity income in unconsolidated affiliates	58	46	36
Other income (expense), net	(71)	(39)	(49)

Income before income taxes	3,505	2,922	2,397
Provision for income taxes	1,022	937	738

Net income	2,483	1,985	1,659
Net loss attributable to noncontrolling interests	(8)	(9)	(8)

Net income attributable to Company	$2,491	$1,994	$1,667

Net income attributable to Company per share:
Basic	$5.86	$4.73	$3.99

Diluted	$5.83	$4.70	$3.98

Cash dividends per share	$0.49	$0.45	$0.41

Weighted average shares outstanding:
Basic	425	422	417

Diluted	427	424	419

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income attributable to Company	$2,491	$1,994	$1,667
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	64	(65)	13
Derivative financial instruments	99	(63)	(13)
Change in defined benefit plans	(33)	14	1

Comprehensive income attributable to Company	2,621	1,880	1,668
Net loss attributable to noncontrolling interests	(8)	(9)	(8)

Comprehensive income	$2,613	$1,871	$1,660

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$2,483	$1,985	$1,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	555	507
Deferred income taxes	(97)	(352)	(165)
Stock-based compensation	80	73	66
Excess tax benefit from the exercise of stock options	(25)	(22)	(10)
Equity income in unconsolidated affiliates	(58)	(46)	(36)
Dividend from unconsolidated affiliates	61	45	17
Other	84	69	135
Change in operating assets and liabilities, net of acquisitions:
Receivables	(517)	(696)	(189)
Inventories	(1,061)	(591)	39
Costs in excess of billings	(632)	222	(4)
Prepaid and other current assets	(224)	(44)	15
Accounts payable	(19)	205	40
Billings in excess of costs	324	354	(620)
Income taxes payable	(409)	283	286
Other assets/liabilities, net	2	103	(198)

Net cash provided by operating activities	620	2,143	1,542

Cash flows from investing activities:
Purchases of property, plant and equipment	(583)	(483)	(232)
Business acquisitions, net of cash acquired	(2,880)	(1,038)	(556)
Dividend from unconsolidated affiliate	—	13	16
Other, net	35	50	29

Net cash used in investing activities	(3,428)	(1,458)	(743)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	5,575	—	3
Payments against lines of credit and other debt	(2,938)	(391)	(16)
Cash dividends paid	(209)	(191)	(172)
Proceeds from stock options exercised	113	96	73
Excess tax benefit from the exercise of stock options	25	22	10
Other	17	—	—

Net cash provided by (used in) financing activities	2,583	(464)	(102)

Effect of exchange rates on cash	9	(19)	14

Increase (decrease) in cash and cash equivalents	(216)	202	711
Cash and cash equivalents, beginning of period	3,535	3,333	2,622

Cash and cash equivalents, end of period	$3,319	$3,535	$3,333

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$40	$44	$56
Income taxes	$1,572	$945	$551

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2009	418	$4	$8,214	$90	$5,805	$14,113	$115	$14,228

Net income	—	—	—	—	1,667	1,667	(8)	1,659
Other comprehensive income, net	—	—	—	1	—	1	—	1
Cash dividends, $.41 per common share	—	—	—	—	(172)	(172)	—	(172)
Dividends to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Noncontrolling interest contribution	—	—	—	—	—	—	9	9
Stock-based compensation	—	—	66	—	—	66	—	66
Common stock issued	3	—	73	—	—	73	—	73
Withholding taxes	—	—	(10)	—	—	(10)	—	(10)
Excess tax benefit of options exercised	—	—	10	—	—	10	—	10

Balance at December 31, 2010	421	$4	$8,353	$91	$7,300	$15,748	$114	$15,862

Net income	—	—	—	—	1,994	1,994	(9)	1,985
Other comprehensive loss, net	—	—	—	(114)	—	(114)	—	(114)
Cash dividends, $.45 per common share	—	—	—	—	(191)	(191)	—	(191)
Dividends to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Noncontrolling interest contribution	—	—	—	—	—	—	21	21
Stock-based compensation	—	—	73	—	—	73	—	73
Common stock issued	3	—	96	—	—	96	—	96
Withholding taxes	—	—	(9)	—	—	(9)	—	(9)
Excess tax benefit of options exercised	—	—	22	—	—	22	—	22

Balance at December 31, 2011	424	$4	$8,535	$(23)	$9,103	$17,619	$109	$17,728

Net income	—	—	—	—	2,491	2,491	(8)	2,483
Other comprehensive income, net	—	—	—	130	—	130	—	130
Cash dividends, $.49 per common share	—	—	—	—	(209)	(209)	—	(209)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Noncontrolling interest contribution	—	—	—	—	—	—	20	20
Stock-based compensation	—	—	80	—	—	80	—	80
Common stock issued	3	—	113	—	—	113	—	113
Withholding taxes	—	—	(10)	—	—	(10)	—	(10)
Excess tax benefit of options exercised	—	—	25	—	—	25	—	25

Balance at December 31, 2012	427	$4	$8,743	$107	$11,385	$20,239	$117	$20,356

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Nature of Business

We design, construct, manufacture and sell comprehensive systems, components, and products used in oil and gas drilling and production, provide oilfield services and supplies, and distribute products and provide supply chain integration services to the upstream oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies, drilling contractors and oilfield service companies, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been, and are likely to continue to be, volatile.

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

2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, and payables approximated fair value because of the relatively short maturity of these instruments. Cash equivalents include only those investments having a maturity date of three months or less at the time of purchase. See Note 3 for the fair value of derivative financial instruments, Note 9 for the fair value of long-term debt and Note 10 for the fair value of employee benefit plan assets.

Derivative Financial Instruments

Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) requires companies to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges discussed below, all derivative financial instruments that the Company holds are designated as cash flow and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between two and 24 months, but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog. The Company may also use interest rate contracts to mitigate its exposure to changes in interest rates on anticipated long-term debt issuances.

At December 31, 2012, the Company has determined that the fair value of its derivative financial instruments representing assets of $105 million and liabilities of $19 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2012, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $86 million.

Inventories

Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $338 million and $281 million at December 31, 2012 and 2011, respectively, is the amount necessary to reduce the cost of the inventory to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $323 million, $279 million and $262 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.

Long-lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. There have been no impairments of long-lived assets for the years ended December 31, 2012, 2011 and 2010.

Intangible Assets

The Company has approximately $7.1 billion of goodwill and $4.7 billion of identified intangible assets at December 31, 2012. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that such assets might be impaired.

Goodwill is identified by segment as follows (in millions):

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Total
Balance at December 31, 2010	$1,854	$3,859	$77	$5,790
Goodwill acquired during period	117	233	27	377
Currency translation adjustments and other	(12)	(3)	(1)	(16)

Balance at December 31, 2011	$1,959	$4,089	$103	$6,151
Goodwill acquired during the period	412	241	347	1,000
Currency translation adjustments and other	15	3	3	21

Balance at December 31, 2012	$2,386	$4,333	$453	$7,172

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $300 million in each of the next five years. Included in intangible assets are approximately $643 million of indefinite-lived trade names.

The net book value of identified intangible assets are identified by segment as follows (in millions):

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Total
Balance at December 31, 2010	$666	$3,432	$5	$4,103
Additions to intangible assets	70	176	27	273
Amortization	(60)	(213)	(3)	(276)
Currency translation adjustments and other	(22)	(4)	(1)	(27)

Balance at December 31, 2011	$654	$3,391	$28	$4,073
Additions to intangible assets	545	380	56	981
Amortization	(76)	(224)	(5)	(305)
Currency translation adjustments and other	(11)	3	2	(6)

Balance at December 31, 2012	$1,112	$3,550	$81	$4,743

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2011:
Customer relationships	$3,044	$(717)	$2,327
Trademarks	716	(122)	594
Indefinite-lived trade names	643	—	643
Other	751	(242)	509

Total identified intangibles	$5,154	$(1,081)	$4,073

December 31, 2012:
Customer relationships	$3,522	$(907)	$2,615
Trademarks	877	(152)	725
Indefinite-lived trade names	643	—	643
Other	1,087	(327)	760

Total identified intangibles	$6,129	$(1,386)	$4,743

The Company performed its annual impairment analysis for its goodwill and indefinite-lived intangible assets during the fourth quarter of 2012, 2011 and 2010, each resulting in no impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $21 million, $10 million and $30 million for the years ending December 31, 2012, 2011 and 2010, respectively, and are included in other income (expense) in the accompanying statement of operations.

During the first quarter of 2010, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result the Company converted its Venezuela ledgers to U.S. dollar functional currency, devalued monetary assets resulting in a $27 million charge, and wrote-down certain accounts receivable in view of deteriorating business conditions in Venezuela, resulting in an additional $11 million charge. During the first quarter of 2013, the Venezuelan government again officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company expects to incur approximately $12 million in devaluation charges in the first quarter of 2013. The Company’s net investment in Venezuela was $34 million at December 31, 2012.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2010	$215

Net provisions for warranties issued during the year	40
Amounts incurred	(47)
Currency translation adjustments and other	3

Balance at December 31, 2011	$211

Net provisions for warranties issued during the year	51
Amounts incurred	(76)
Currency translation adjustments and other	8

Balance at December 31, 2012	$194

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $120 million and $107 million at December 31, 2012 and 2011.

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

Total compensation cost that has been charged against income for all share-based compensation arrangements was $80 million, $73 million and $66 million for 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $24 million, $17 million and $20 million for 2012, 2011 and 2010, respectively.

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

Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Company	$2,491	$1,994	$1,667

Denominator:
Basic—weighted average common shares outstanding	425	422	417
Dilutive effect of employee stock options and other unvested stock awards	2	2	2

Diluted outstanding shares	427	424	419

Basic earnings attributable to Company per share	$5.86	$4.73	$3.99

Diluted earnings attributable to Company per share	$5.83	$4.70	$3.98

Cash dividends per share	$0.49	$0.45	$0.41

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the years ended December 31, 2012, 2011 and 2010 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 5 million, 3 million, and 8 million at December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012, the Company has determined that the fair value of its derivative financial instruments representing assets of $105 million and liabilities of $19 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2012, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $86 million.

At December 31, 2012, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

At December 31, 2012 and 2011, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	December 31, 2012		December 31, 2011
Norwegian Krone	NOK	6,281	NOK	6,639
U.S. Dollar		$331		$402
Euro		€389		€456
Mexican Peso	MXN	—	MXN	—
Danish Krone	DKK	134	DKK	98
Singapore Dollar	SGD	14	SGD	10
British Pound Sterling		£6		£2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	December 31, 2012		December 31, 2011
Norwegian Krone	NOK	1,684	NOK	2,310
Russian Ruble	RUB	1,467	RUB	786
U.S. Dollar		$967		$483
Euro		€225		€161
Danish Krone	DKK	177	DKK	67
Brazilian Real	BRL	135	BRL	—
Singapore Dollar	SGD	24	SGD	5
British Pound Sterling		£9		£9
Canadian Dollar	CAD	2	CAD	—
Swedish Krone	SEK	5	SEK	4

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2012	2011	Location	2012	2011
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$57	$16	Accrued liabilities	$5	$62
Foreign exchange contracts	Other Assets	24	1	Other Liabilities	1	13

Total derivatives designated as hedging instruments under ASC Topic 815		$81	$17		$6	$75

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$24	$9	Accrued liabilities	$13	$21

Total derivatives not designated as hedging instruments under ASC Topic 815		$24	$9		$13	$21

Total derivatives		$105	$26		$19	$96

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2012	2011		2012	2011		2012	2011
			Revenue	6	11
Foreign exchange contracts	105	6	Cost of revenue	26	38	Other income (expense), net	8	11

Total	105	6		32	49		8	11

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2012	2011
Foreign exchange contracts	Other income (expense), net	19	—

Total		19	—

(a)	The Company expects that $(35) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents nil and $17 million related to the ineffective portion of the hedging relationships for the years ended December 31, 2012 and 2011, respectively, and $8 million and $18 million related to the amount excluded from the assessment of the hedge effectiveness for the years ended December 31, 2012 and 2011, respectively.

4. Acquisitions and Investments

2012

In the year ended December 31, 2012, the Company completed 17 acquisitions for an aggregate purchase price of $2,880 million, net of cash acquired. These acquisitions included:

•	All the shares of NKT Flexibles I/S (“NKT”), a Denmark-based designer and manufacturer of flexible pipe products and systems for the offshore oil and gas industry, acquired on April 4, 2012. The Company reported the NKT results within its Rig Technology segment from the date of acquisition.

•	All the shares of Enerflow Industries Inc. (U.S.) and certain assets of Enerflow Industries Inc. (Canada) (“Enerflow”), a Canada-based fabricator and manufacturer of pressure pumping, blending, and cementing equipment for use primarily in Canada and the U.S., acquired on May 16, 2012. The Company reported the Enerflow results within its Rig Technology segment from the date of acquisition.

•	All the shares of Wilson Distribution Holdings (“Wilson”), a U.S.-based distributor of pipe, valves and fittings as well as mill, tool and safety products and services, acquired on May 31, 2012. The Company reported the Wilson results within its Distribution & Transmission segment from the date of acquisition.

•	All the shares of CE Franklin Ltd. (“CE Franklin”), a Canada-based distributor of pipe, valves, flanges, fittings, production equipment, tubular products and other general oilfield supplies to oil and gas producers in Canada as well as to the oil sands, refining, heavy oil, petrochemical, forestry and mining industries, acquired on July 19, 2012. The Company reported the CE Franklin results within its Distribution & Transmission segment from the date of acquisition.

•

All the shares of Fiberspar Corporation (“Fiberspar”), a U.S.-based manufacturer of fiberglass-reinforced spoolable pipe for the oil and gas industry, acquired on October 10, 2012. The Company reported the Fiberspar results within its Petroleum Services & Supplies segment from the date of acquisition.

The purchase price allocation is complete for the majority of the 2012 acquisitions. Acquisitions made during the fourth quarter of 2012 remain preliminary until the valuations are complete. The following table displays the total preliminary purchase price allocation for the 2012 acquisitions and summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$1,441
Property, plant and equipment	248
Intangible assets	981
Goodwill	1,000
Other assets	2

Total assets acquired	3,672

Current liabilities	585
Long-term debt	1
Other liabilities	206

Total liabilities	792

Cash consideration, net of cash acquired	$2,880

The Company allocated $981 million to intangible assets (18 year weighted-average life). The intangible assets are expected to be amortizable and are comprised of: $473 million of customer relationships (20 year weighted-average life),$159 million of trademarks (16 year weighted-average life), and $348 million of other intangible assets (17 year weighted-average life). Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of businesses acquired and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of each acquisition. The $1,000 million allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill resulting from the NKT and CE Franklin acquisitions and a portion of the Enerflow acquisition is not expected to be deductible for tax purposes.

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

The allocation of the purchase price of each acquisition was based upon valuations. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2011 acquisitions (in millions):

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2010 acquisitions (in millions):

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

Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business are included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in millions);

	Years Ended December 31,
	2012	2011	2010
Fair value of assets acquired, net of cash acquired	$3,672	$1,517	$850
Cash paid, net of cash acquired	(2,880)	(1,038)	(556)

Liabilities assumed, debt issued and minority interest	$792	$479	$294

Excess purchase price over fair value of net assets acquired	$1,000	$377	$298

5. Inventories, net

Inventories consist of (in millions):

	December 31,
	2012	2011
Raw materials and supplies	$1,268	$907
Work in process	905	852
Finished goods and purchased products	3,718	2,271

Total	$5,891	$4,030

6. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2012	2011
Land and buildings	5-35 Years	$1,348	$1,069
Operating equipment	3-15 Years	2,463	1,955
Rental equipment	3-12 Years	712	636

		4,523	3,660
Less: Accumulated Depreciation		(1,578)	(1,215)

		$2,945	$2,445

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2012	2011
Customer prepayments and billings	$699	$686
Compensation	511	468
Accrued vendor costs	444	280
Warranty	194	211
Taxes (non income)	150	119
Insurance	108	103
Fair value of derivatives	18	83
Interest	14	7
Other	433	419

Total	$2,571	$2,376

8. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2012	2011
Costs incurred on uncompleted contracts	$5,731	$5,839
Estimated earnings	3,160	3,775

	8,891	9,614
Less: Billings to date	8,855	9,886

	$36	$(272)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,225	$593
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,189)	(865)

	$36	$(272)

9. Debt

Debt consists of (in millions):

	December 31,
	2012	2011
Senior Notes, interest at 5.65% payable semiannually, principal due on November 15, 2012	$—	$200
Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	—	150
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151
Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	—
Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,395	—
Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	—
Other	7	9

Total debt	3,149	510
Less current portion	1	351

Long-term debt	$3,148	$159

Principal payments of debt for years subsequent to 2012 are as follows (in millions):

2013	$1
2014	3
2015	151
2016	—
2017	500
Thereafter	2,494

$3,149

New Revolving Credit Facility

On September 28, 2012, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of financial institutions. This new credit facility replaced early the Company’s previous $2.0 billion revolving credit facility and provides for aggregate multicurrency borrowings up to $3.5 billion. In addition, the Company has an accordion option to increase aggregate borrowing availability by an additional $1.0 billion, subject to obtaining additional or increased lender commitments from members of the syndication. Interest under the new credit facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The terms of the new credit facility provide for a financial covenant regarding maximum debt to capitalization. At December 31, 2012, the Company was in compliance with the financial covenant under the new credit facility.

At December 31, 2012, there were no borrowings under the new $3.5 billion credit facility, however, there were $938 million in outstanding letters of credit issued, resulting in $2,562 million of funds available.

The Company also had $2,254 million of additional outstanding letters of credit at December 31, 2012, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

Redemption of unsecured Senior Notes Due 2012

On November 15, 2012, the Company repaid $200 million of its 5.65% unsecured Senior Notes and $150 million of its 5.50% unsecured Senior Notes. Both series of unsecured Senior Notes were repaid using available cash balances.

Issuance of unsecured Senior Notes Due 2017, 2022 and 2042

On November 20, 2012, the Company issued the following; $500 million of 1.35% unsecured Senior Notes due 2017, $1.4 billion of 2.60% unsecured Senior Notes due 2022 and $1.1 billion of 3.95% unsecured Senior Notes due 2042. The net proceeds were $2,969 million, after deducting $22 million in underwriting fees and a $9 million discount. Interest on each series of notes is due on June 1 and December 1 of each year, beginning on June 1, 2013. The Company may redeem some or all of the Senior Notes at any time at the applicable redemption, plus accrued interest, if any, to the redemption date. At December 31, 2012, the Company was in compliance with the covenants under the indenture governing the Senior Notes.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2012 and 2011, the fair value of the Company’s unsecured Senior Notes approximated $3,190 million and $526 million, respectively. At December 31, 2012 and 2011, the carrying value of the Company’s unsecured Senior Notes approximated $3,142 million and $501 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2012, 2011 and 2010, expenses for defined-contribution plans were $82 million, $54 million, and $41 million, respectively, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, 1,105 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.

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

Net periodic benefit cost for our defined benefit plans aggregated $10 million, $14 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2012 and December 31, 2011, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2012	2011	2012	2011
Benefit obligation at beginning of year	$556	$272	$35	$33
Service cost	6	7	—	—
Interest cost	27	19	1	1
Actuarial loss (gain)	76	(14)	(2)	1
Benefits paid	(26)	(14)	(4)	(5)
Participants contributions	1	1	—	—
Exchange rate loss (gain)	12	(6)	—	—
Acquisitions	11	299	—	5
Curtailments	(8)	(9)	—	—
Other	—	1	—	—

Benefit obligation at end of year	$655	$556	$30	$35

Fair value of plan assets at beginning of year	$419	$203	$—	$—
Actual return	49	19	—	—
Benefits paid	(26)	(14)	(4)	(5)
Company contributions	53	19	4	5
Participants contributions	1	1	—	—
Exchange rate gain (loss)	12	(5)	—	—
Acquisitions	9	196	—	—

Fair value of plan assets at end of year	$517	$419	$—	$—

Funded status	$(138)	$(137)	$(30)	$(35)

Accumulated benefit obligation at end of year	$635	$527

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2012	2011
Discount rate:
United States plan	3.78%	4.58%
International plans	3.30%-4.40%	4.50%-5.60%
Salary increase:
United States plan	N/A	N/A
International plans	2.00%-3.87%	2.50%-4.00%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2012	2011	2010
Discount rate:
United States plan	4.58%	4.95%	5.26%
International plans	4.50%-5.60%	5.25%-5.65%	5.25%-5.75%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.00%-4.00%	2.00%-4.33%	2.50%-4.25%
Expected return on assets:
United States plan	6.33%	5.50%-6.50%	7.50%
International plans	4.50%-6.51%	4.50%-7.06%	6.00%-6.85%

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

The Company expects to pay future benefit amounts on its defined benefit plans of $32 million for each of the next five years and aggregate payments of $326 million.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2011:
Equity securities	$212	$—	$212	$—
Bonds	100	—	100	—
Other (insurance contracts)	107	—	30	77

Total Fair Value Measurements	$419	$—	$342	$77

December 31, 2012:
Equity securities	$204	$—	$204	$—
Bonds	139	—	139	—
Other (insurance contracts)	174	—	74	100

Total Fair Value Measurements	$517	$—	$417	$100

The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2010	$32

Actual return on plan assets still held at reporting date	4
Purchases, sales and settlements	45
Currency translation adjustments	(4)

Balance at December 31, 2011	$77

Actual return on plan assets still held at reporting date	10
Purchases, sales and settlements	8
Currency translation adjustments	5

Balance at December 31, 2012	$100

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Defined	Currency	Derivative
	Benefit	Translation	Financial
	Plans	Adjustments	Instruments	Total
Balance at December 31, 2009	$(49)	$120	$19	$90

Current period activity	1	19	(17)	3
Tax effect	—	(6)	4	(2)

Balance at December 31, 2010	$(48)	$133	$6	$91

Current period activity	19	(86)	(88)	(155)
Tax effect	(5)	21	25	41

Balance at December 31, 2011	$(34)	$68	$(57)	$(23)

Current period activity	(47)	64	138	155
Tax effect	14	—	(39)	(25)

Balance at December 31, 2012	$(67)	$132	$42	$107

12. Commitments and Contingencies

We have received federal grand jury subpoenas and subsequent inquiries from governmental agencies requesting records related to our compliance with export trade laws and regulations. We have cooperated fully with agents from the Department of Justice, the Bureau of Industry and Security, the Office of Foreign Assets Control (“OFAC”), and U.S. Immigration and Customs Enforcement in responding to the inquiries. We have also cooperated with an informal inquiry from the Securities and Exchange Commission in connection with the inquiries previously made by the aforementioned federal agencies. We have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters.

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. At December 31, 2012, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific case referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific case referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

In 2011, the Company acquired Ameron. On or about November 21, 2008, OFAC sent a Requirement to Furnish Information to Ameron. Ameron retained counsel and conducted an internal investigation. In 2009, Ameron, through its counsel, responded to OFAC. On or about January 21, 2011, OFAC issued an administrative subpoena to Ameron. OFAC and Ameron have entered into tolling agreements. All of the conduct under review occurred before acquisition of Ameron by the Company. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

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

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2066. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $331 million, $256 million, and $215 million in 2012, 2011 and 2010, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2012, are payable as follows (in millions):

2013	$220
2014	176
2015	146
2016	111
2017	91
Thereafter	375

Total future lease commitments	$1,119

13. Common Stock

National Oilwell Varco has authorized 1 billion shares of $.01 par value common stock. The Company also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $209 million and $191 million for the years ended December 31, 2012 and 2011, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Stock Options

Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 25.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2012, approximately 3.5 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Varco International, Inc. in 2005 and Grant Prideco in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2012 under the stock option plans have exercise prices between $9.14 and $84.58 per share, and expire at various dates from January 29, 2013 to February 22, 2022.

The following summarizes options activity:

	Years Ended December 31,
	2012		2011		2010
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	10,481,750	$47.20	11,039,544	$38.01	10,255,982	$34.19
Granted	2,239,088	84.58	2,277,946	79.68	3,485,283	44.03
Cancelled	(228,137)	60.28	(241,174)	40.20	(232,488)	40.53
Exercised	(3,019,219)	82.26	(2,594,566)	36.84	(2,469,233)	30.35

Shares under option at end of year	9,473,482	$58.69	10,481,750	$47.20	11,039,544	$38.01

Exercisable at end of year	4,823,331	$43.99	5,073,965	$38.47	5,067,186	$36.31

The following summarizes information about stock options outstanding at December 31, 2012:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$9.14—$40.00	4.16	2,436,289	$27.79	2,436,289	$27.79
$40.01—$65.00	6.47	2,738,151	49.42	1,690,555	52.75
$65.01—$84.58	8.63	4,299,042	82.12	696,487	79.40

Total	6.86	9,473,482	$58.69	4,823,331	$43.99

The weighted-average fair value of options granted during 2012, 2011 and 2010, was approximately $30.01, $29.52 and $16.73 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2012 and 2011, was $120 million and $102 million, respectively.

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

	Years Ended December 31,
	2012	2011	2010
Valuation Assumptions:
Expected volatility	51.7%	53.2%	55.0%
Risk-free interest rate	0.9%	2.1%	2.3%
Expected dividends	$0.57	$0.44	$0.40
Expected term (in years)	3.2	3.1	3.2

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

As stock-based compensation expense recognized in the Consolidated Statement of Income in 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following summary presents information regarding outstanding options at December 31, 2012 and changes during 2012 with regard to options under all stock option plans:

	Shares	Weighted- Average Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	10,481,750	$47.20	7.03	$217,950,989
Granted	2,239,088	$84.58
Exercised	(228,137)	$60.28
Cancelled	(3,019,219)	$82.26
Outstanding at December 31, 2012	9,473,482	$58.69	6.86	$150,667,018

Vested or expected to vest	9,321,906	$58.69	6.86	$148,256,346

Exercisable at December 31, 2012	4,823,331	$43.99	5.38	$125,192,433

At December 31, 2012, total unrecognized compensation cost related to nonvested stock options was $78 million. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options vested in 2012, 2011 and 2010 was approximately $55 million, $54 million and $78 million, respectively. Cash received from option exercises for 2012, 2011 and 2010 was $113 million, $96 million and $73 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $42 million, $43 million and $16 million for 2012, 2011 and 2010, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2012, 2011 and 2010 was not material for any period.

Restricted Shares

The Company issues restricted stock awards and restricted stock units with no exercise price to officers and key employees in addition to stock options. During the year ended December 31, 2012, the Company granted 482,428 shares of restricted stock and restricted stock units, which includes 148,550 performance-based restricted stock awards. Out of the total number of restricted stock and restricted stock units, 464,270 were granted February 21, 2012 and vest on the third anniversary of the date of grant. On May 16, 2012, 18,158 restricted stock awards were granted to the non-employee members of the board of directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance-based restricted stock awards were granted February 21, 2012. The performance-based restricted stock awards granted will be 100% vested 36 months from the date of grant, subject to the performance condition of the Company’s operating income growth, measured on a percentage basis, from January 1, 2012 through December 31, 2014 exceeding the median operating income growth for the designated peer group over the same period. The estimated forfeiture rate of restricted stock awards and restricted stock units is factored into the share-based compensation expense the Company recognizes.

The following summary presents information regarding outstanding restricted shares:

	Years Ended December 31,
	2012		2011		2010
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	1,606,047	$44.21	1,765,837	$42.15	2,181,244	$40.51
Granted	482,428	83.79	374,425	79.53	558,531	43.99
Vested	(406,844)	83.34	(496,642)	64.22	(921,454)	43.28
Cancelled	(344,965)	30.39	(37,573)	44.02	(52,484)	35.11

Nonvested at end of year	1,336,666	$67.56	1,606,047	$44.21	1,765,837	$42.15

The weighted-average grant day fair value of restricted stock awards and restricted stock units granted during the years ended 2012, 2011 and 2010 was $83.79, $79.53 and $43.99 per share, respectively. There were 406,844; 496,642 and 921,454 restricted stock awards that vested during 2012, 2011 and 2010, respectively. At December 31, 2012, there was approximately $37 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Domestic	$1,812	$1,282	$727
Foreign	1,693	1,640	1,670

	$3,505	$2,922	$2,397

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$700	$484	$421
State	48	37	34
Foreign	371	768	448

Total current income tax provision	1,119	1,289	903

Deferred:
Federal	(151)	(28)	(260)
State	—	(3)	(8)
Foreign	54	(321)	103

Total deferred income tax provision	(97)	(352)	(165)

Total income tax provision	$1,022	$937	$738

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Federal income tax at U.S. statutory rate	$1,227	$1,023	$839
Foreign income tax rate differential	(154)	(152)	(117)
State income tax, net of federal benefit	31	22	17
Nondeductible expenses	30	42	40
Tax benefit of manufacturing deduction	(29)	(37)	(19)
Foreign dividends, net of foreign tax credits	(115)	9	15
Change in deferred tax valuation allowance	80	(18)	—
Other	(48)	48	(37)

Total income tax provision	$1,022	$937	$738

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2012	2011	2010
Deferred tax assets:
Allowances and operating liabilities	$368	$331	$344
Net operating loss carryforwards	25	14	10
Postretirement benefits	54	14	17
Foreign tax credit carryforwards	259	106	220
Other	149	151	75

	855	616	666
Valuation allowance for deferred tax assets	(93)	(13)	(9)

Total deferred tax assets	762	603	657

Deferred tax liabilities:
Tax over book depreciation	268	204	213
Intangible assets	1,448	1,398	1,307
Deferred income	314	226	456
Accrued U.S. tax on unremitted earnings	92	70	149
Other	208	168	211

Total deferred tax liabilities	2,330	2,066	2,336

Net deferred tax liability	$1,568	$1,463	$1,679

The balance of unrecognized tax benefits at December 31, 2012 and 2011 was $128 million and $131 million, respectively. These unrecognized tax benefits are included in the balance of other liabilities in the Consolidated Balance Sheet. If the $128 million of unrecognized tax benefits accrued at December 31, 2012 are ultimately realized, $55 million would be recorded as a reduction of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2012	2011	2010
Unrecognized tax benefit at beginning of year	$131	$118	$58
Additions based on tax positions related to the current year	2	9	1
Additions for tax positions of prior years	—	13	82
Reductions for tax positions of prior years	—	—	(5)
Reductions for lapse of applicable statutes of limitations	(5)	(9)	(18)

Unrecognized tax benefit at end of year	$128	$131	$118

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2012, the Company recorded as an increase of income tax expense a $1 million net increase of accrued interest and penalties related to uncertain tax positions. At December 31, 2012, the Company has accrued approximately $7 million of interest and penalties relating to unrecognized tax benefits. These interest and penalties are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2012.

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

In the United States, the Company has $20 million of net operating loss carryforwards as of December 31, 2012, which expire at various dates through 2030. The potential benefit of $7 million has been reduced by a $7 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $7 million would reduce future income tax expense.

Outside the United States, the Company has $76 million of net operating loss carryforwards as of December 31, 2012, which expire at various dates through the year 2022. The potential benefit of $18 million has been reduced by a $16 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $16 million would reduce future income tax expense.

Also in the United States, the Company has $259 million of excess foreign tax credits as of December 31, 2012, which expire at various dates through 2021. These credits have been allotted a valuation allowance of $70 million and would be realized as a reduction of future income tax payments.

During 2012, the Company recorded certain tax benefits totaling $138 million primarily from the repatriation of certain non-U.S. earnings that increased our U.S. foreign tax credits. These credits are available to be used by the Company as foreign tax credits in the U.S. over a 10 year period. These excess foreign tax credits were recognized as deferred tax assets in the balance sheet and would be realized as a reduction of future income tax payments in the U.S. However, because of uncertainty associated with the Company’s ability to fully utilize these credits in the future, a valuation allowance of $69 million was recorded in the period. The net result of these transactions reduced income tax expense by $69 million in the period.

During 2012, the Company recorded $118 million in net deferred tax liabilities with a corresponding increase in goodwill related to the 2011 acquisition of Ameron and the 2012 acquisition of NKT.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $4,620 million and $3,789 million at December 31, 2012 and 2011, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

Rig Technology: The Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; cranes; flexible pipe for offshore production applications; and turret mooring systems and other products for floating production, storage and offloading vessels and other offshore vessels and terminals.

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

Distribution & Transmission: The Distribution & Transmission segment provides pipe, maintenance, repair and operating supplies and spare parts to drill sites and production locations, pipeline operations, and processing plants worldwide. In addition to its comprehensive field location network, which supports land drilling operations throughout North America, the segment supports major land and offshore operations for all the major oil and gas producing regions throughout the world. The segment employs advanced information technologies to provide complete procurement, materials management and logistics services to its customers around the globe. The segment also has a global reach in oil and gas, waste water treatment, chemical, food and beverage, paper and pulp, mining, agriculture, and a variety of municipal markets and is a leading producer of water transmission pipe, fabricated steel products and specialized materials and products used in infrastructure projects.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies of the Company. The Company evaluates performance of each reportable segment based upon its operating income, excluding non-recurring items.

The Company had revenues of 10% and 12% of total revenue from one of its customers for the years ended December 31, 2012 and 2011, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the use of the products or services (in millions):

	Years Ended December 31,
	2012	2011	2010
United States	$8,297	$5,449	$4,104
South Korea	3,121	2,257	2,616
Canada	1,319	913	656
Singapore	1,118	721	491
Norway	736	689	495
China	533	430	366
United Kingdom	523	465	421
Brazil	503	397	262
Other Countries	3,891	3,337	2,745

Total	$20,041	$14,658	$12,156

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2012	2011
United States	$1,606	$1,493
Denmark	174	3
United Kingdom	173	131
Brazil	162	92
Canada	131	113
South Korea	112	97
Singapore	93	86
Other Countries	494	430

Total	$2,945	$2,445

Business Segments:

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Unallocated/ Eliminations	Total
December 31, 2012:
Revenues	$10,107	$6,967	$3,927	$(960)	$20,041
Operating profit (1)	2,335	1,501	185	(464)	3,557
Capital expenditures	150	310	64	59	583
Depreciation and amortization	148	424	25	31	628
Goodwill	2,386	4,333	453	—	7,172
Total assets	11,758	13,463	2,784	3,479	31,484
December 31, 2011:
Revenues	$7,788	$5,654	$1,873	$(657)	$14,658
Operating profit (1)	2,053	1,072	135	(323)	2,937
Capital expenditures	125	299	17	42	483
Depreciation and amortization	120	397	14	24	555
Goodwill	1,959	4,089	103	—	6,151
Total assets	8,375	13,019	1,420	2,701	25,515
December 31, 2010:
Revenues	$6,965	$4,182	$1,546	$(537)	$12,156
Operating profit (1)	2,064	585	78	(280)	2,447
Capital expenditures	59	152	2	19	232
Depreciation and amortization	95	384	7	21	507
Goodwill	1,854	3,859	77	—	5,790
Total assets	7,778	11,807	923	2,542	23,050

(1)	Included in operating profit are other costs related to acquisitions, such as the amortization of backlog and inventory that was stepped up to fair value during purchase accounting. Other costs by segment are as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Other costs:
Rig Technology	$45	$17	$8
Petroleum Services & Supplies	18	23	9
Distribution & Transmission	68	1	1

Total other costs	$131	$41	$18

For the year ended December 31, 2012, 2011 and 2010, other costs included in operating profit were $131 million, $41 million and $18 million, respectively. Certain other costs are included in other income (expense), net as well as interest and financial costs and were $12 million, nil and $27 million for the years ended December 31, 2012, 2011 and 2010, respectively.

16. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012
Revenues	$4,303	$4,734	$5,319	$5,685
Gross profit	1,267	1,306	1,371	1,395
Net income attributable to Company	606	605	612	668
Net income attributable to Company per basic share	1.43	1.42	1.44	1.57
Net income attributable to Company per diluted share	1.42	1.42	1.43	1.56
Cash dividends per share	0.12	0.12	0.12	0.13
Year ended December 31, 2011
Revenues	$3,146	$3,513	$3,740	$4,259
Gross profit	975	1,083	1,164	1,275
Net income attributable to Company	407	481	532	574
Net income attributable to Company per basic share	0.97	1.14	1.26	1.36
Net income attributable to Company per diluted share	0.96	1.13	1.25	1.35
Cash dividends per share	0.11	0.11	0.11	0.12

17. Subsequent Event

On February 20, 2013, the Company completed its previously announced acquisition of Robbins & Myers, Inc. for approximately $2.5 billion in cash. The Company borrowed approximately $1.4 billion under the $3.5 billion revolving credit facility and used approximately $1.1 billion of cash on hand to fund the acquisition. Robbins & Myers, Inc. is a leading supplier of engineered, application-critical equipment and systems for global energy, chemical and other industrial markets. The company provides products and services for upstream oil and gas markets, along with a portfolio of industrial process and flow control products.

SCHEDULE II

NATIONAL OILWELL VARCO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off’s and other	Balance end of year
Allowance for doubtful accounts:
2012	$107	$6	$7	$120
2011	107	9	(9)	107
2010	95	39	(27)	107

Allowance for excess and obsolete inventories:
2012	$281	$99	$(42)	$338
2011	270	70	(59)	281
2010	206	106	(42)	270

Valuation allowance for deferred tax assets:
2012	$13	$80	$—	$93
2011	9	4	—	13
2010	8	1	—	9

Warranty reserve:
2012	$211	$51	$(68)	$194
2011	215	40	(44)	211
2010	217	52	(54)	215