Form 10-Q
period 2013-09-30
NATIONAL OILWELL VARCO INC
filed 2013-11-04
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 31, 2013 the registrant had 428,100,188 shares of common stock, par value $.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,741	$3,319
Receivables, net	4,801	4,320
Inventories, net	6,078	5,891
Costs in excess of billings	1,640	1,225
Deferred income taxes	370	349
Prepaid and other current assets	625	574

Total current assets	16,255	15,678
Property, plant and equipment, net	3,333	2,945
Deferred income taxes	372	413
Goodwill	9,036	7,172
Intangibles, net	5,180	4,743
Investment in unconsolidated affiliates	373	393
Other assets	124	140

Total assets	$34,673	$31,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,312	$1,200
Accrued liabilities	2,857	2,571
Billings in excess of costs	1,553	1,189
Current portion of long-term debt and short-term borrowings	—	1
Accrued income taxes	260	355
Deferred income taxes	335	333

Total current liabilities	6,317	5,649
Long-term debt	3,749	3,148
Deferred income taxes	2,443	1,997
Other liabilities	439	334

Total liabilities	12,948	11,128

Commitments and contingencies
Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 427,719,063 and 426,928,322 shares issued and outstanding at September 30, 2013 and December 31, 2012	4	4
Additional paid-in capital	8,846	8,743
Accumulated other comprehensive income	1	107
Retained earnings	12,776	11,385

Total Company stockholders’ equity	21,627	20,239
Noncontrolling interests	98	117

Total stockholders’ equity	21,725	20,356

Total liabilities and stockholders’ equity	$34,673	$31,484

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$5,789	$5,319	$16,697	$14,356
Cost of revenue	4,327	3,948	12,705	10,411

Gross profit	1,462	1,371	3,992	3,945
Selling, general and administrative	516	473	1,526	1,291

Operating profit	946	898	2,466	2,654
Interest and financial costs	(26)	(11)	(84)	(28)
Interest income	2	2	8	8
Equity income in unconsolidated affiliates	13	7	47	43
Other income (expense), net	(16)	(22)	(24)	(43)

Income before income taxes	919	874	2,413	2,634
Provision for income taxes	283	265	746	819

Net income	636	609	1,667	1,815
Net income (loss) attributable to noncontrolling interests	—	(3)	(2)	(8)

Net income attributable to Company	$636	$612	$1,669	$1,823

Net income attributable to Company per share:
Basic	$1.49	$1.44	$3.92	$4.29

Diluted	$1.49	$1.43	$3.90	$4.28

Cash dividends per share	$0.26	$0.12	$0.65	$0.36

Weighted average shares outstanding:
Basic	426	425	426	425

Diluted	428	427	428	426

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$636	$609	$1,667	$1,815
Currency translation adjustments	154	84	(84)	28
Changes in derivative financial instruments, net of tax	48	64	(22)	74

Comprehensive income	838	757	1,561	1,917
Comprehensive loss attributable to noncontrolling interest	—	(3)	(2)	(8)

Comprehensive income attributable to Company	$838	$760	$1,563	$1,925

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,667	$1,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	555	462
Deferred income taxes	(91)	40
Equity income in unconsolidated affiliates	(47)	(43)
Dividend from unconsolidated affiliate	66	61
Other, net	93	76
Change in operating assets and liabilities, net of acquisitions:
Receivables	(389)	(251)
Inventories	(47)	(1,152)
Costs in excess of billings	(415)	(472)
Prepaid and other current assets	(18)	(254)
Accounts payable	46	165
Billings in excess of costs	364	173
Income taxes payable	(93)	(569)
Other assets/liabilities, net	188	(231)

Net cash provided by (used in) operating activities	1,879	(180)

Cash flows from investing activities:
Purchases of property, plant and equipment	(484)	(382)
Business acquisitions, net of cash acquired	(2,397)	(2,305)
Other	69	24

Net cash used in investing activities	(2,812)	(2,663)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2,357	1,019
Repayments on debt	(1,758)	(3)
Cash dividends paid	(278)	(153)
Proceeds from stock options exercised	25	111
Other	17	31

Net cash provided by financing activities	363	1,005
Effect of exchange rates on cash	(8)	5

Decrease in cash and cash equivalents	(578)	(1,833)
Cash and cash equivalents, beginning of period	3,319	3,535

Cash and cash equivalents, end of period	$2,741	$1,702

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$64	$21
Income taxes	$886	$1,320

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2013	2012
Raw materials and supplies	$1,191	$1,268
Work in process	1,057	905
Finished goods and purchased products	3,830	3,718

Total	$6,078	$5,891

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2013	2012
Customer prepayments and billings	$786	$699
Accrued vendor costs	648	444
Compensation	424	511
Warranty	222	194
Taxes (non income)	136	150
Insurance	128	108
Fair value of derivatives	16	18
Interest	31	14
Other	466	433

Total	$2,857	$2,571

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2012	$194

Net provisions for warranties issued during the year	75
Amounts incurred	(53)
Currency translation adjustments and other	6

Balance at September 30, 2013	$222

4.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30,	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$7,515	$5,731
Estimated earnings	3,537	3,160

	11,052	8,891
Less: Billings to date	10,965	8,855

	$87	$36

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,640	$1,225
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,553)	(1,189)

	$87	$36

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2012	$132	$42	$(67)	$107
Accumulated other comprehensive income (loss) before reclassifications	(59)	(22)	—	(81)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	—	—	(25)

Balance at September 30, 2013	$48	$20	$(67)	$1

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2013				2012
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(3)	$—	$(3)	$—	$3	$—	$3
Cost of revenue	—	7	—	7	—	11	—	11
Other income (expense), net	—	—	—	—	—	—	—	—
Tax effect	—	(2)	—	(2)	—	(4)	—	(4)

	$—	$2	$—	$2	$—	$10	$—	$10

	Nine Months Ended September 30,
	2013				2012
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(7)	$—	$(7)	$—	$9	$—	$9
Cost of revenue	—	8	—	8	—	22	—	22
Other income (expense), net	(25)	—	—	(25)	—	—	—	—
Tax effect	—	(1)	—	(1)	—	(9)	—	(9)

	$(25)	$—	$—	$(25)	$—	$22	$—	$22

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended September 30, 2013 a majority of these local currencies strengthened against the U.S. dollar. This resulted in net other comprehensive income of $154 million upon the translation from local currencies to the U.S. dollar. However, for the nine months ended September 30, 2013 a majority of these local currencies weakened against the U.S. dollar resulting in a net other comprehensive loss of $59 million upon the translation from local currencies to the U.S. dollar. Due to the sale of a foreign subsidiary during the second quarter of 2013, $25 million of currency translation gains were reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Income. For the three and nine months ended September 30, 2012, a majority of these local currencies strengthened against the U.S. dollar which resulted in other comprehensive income of $84 million and $28 million, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $48 million (net of tax of $17 million) and other comprehensive loss of $22 million (net of tax of $10 million) for the three and nine months ended September 30, 2013, respectively. The accumulated effect was other comprehensive income of $64 million (net of tax of $23 million) and $74 million (net of tax of $27 million) for the three and nine months ended September 30, 2012, respectively.

6.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Rig Technology	$2,945	$2,547	$8,406	$7,211
Petroleum Services & Supplies	1,809	1,717	5,259	5,197
Distribution & Transmission	1,342	1,315	3,864	2,659
Eliminations	(307)	(260)	(832)	(711)

Total Revenue	$5,789	$5,319	$16,697	$14,356

Operating Profit:
Rig Technology	$706	$598	$1,830	$1,699
Petroleum Services & Supplies	321	383	849	1,161
Distribution & Transmission	74	42	195	131
Unallocated expenses and eliminations	(155)	(125)	(408)	(337)

Total Operating Profit	$946	$898	$2,466	$2,654

Operating Profit %:
Rig Technology	24.0%	23.5%	21.8%	23.6%
Petroleum Services & Supplies	17.7%	22.3%	16.1%	22.3%
Distribution & Transmission	5.5%	3.2%	5.0%	4.9%
Total Operating Profit %	16.3%	16.9%	14.8%	18.5%

Included in Rig Technology revenue and operating profit for the three and nine months ended September 30, 2013, are $102 million in net gains resulting from a legal settlement.

Included in operating profit are certain other costs related to acquisitions. These certain other costs include administration costs and the amortization of backlog and inventory that was stepped up to fair value during purchase accounting. Other costs by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other costs:
Rig Technology	$2	$12	$22	$33
Petroleum Services & Supplies	3	—	90	3
Distribution & Transmission	4	36	19	44

Total other costs	$9	$48	$131	$80

The Company had revenues of 9% and 10% of total revenue from one of its customers for each of the three and nine months ended September 30, 2013 and 2012, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

7.	Debt

Debt consists of (in millions):

	September 30,	December 31,
	2013	2012
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	$151	$151
Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500
Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,395	1,395
Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096
Commercial Paper	600	—
Other	7	7

Total debt	3,749	3,149
Less current portion	—	1

Long-term debt	$3,749	$3,148

The Company has a $3.5 billion, five-year unsecured revolving credit facility which expires September 28, 2018, following a one year extension executed in September 2013. In August 2013, the Company initiated a commercial paper program. Borrowings under the commercial paper program are classified as long-term as the program is supported by the $3.5 billion, five-year revolving credit facility. At September 30, 2013, there were $600 million in commercial paper borrowings, and there were $802 million in outstanding letters of credit issued under the credit facility, resulting in $2,098 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at September 30, 2013.

The Company also had $3,194 million of additional outstanding letters of credit at September 30, 2013, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

The fair value of the Company’s Senior Notes are estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2013 and December 31, 2012, the fair value of the Company’s unsecured Senior Notes approximated $2,932 million and $3,190 million, respectively. At September 30, 2013 and December 31, 2012, the carrying value of the Company’s unsecured Senior Notes was $3,142 million. The carrying value of the Company’s variable rate borrowings approximates fair value.

8.	Tax

The effective tax rate for each of the three and nine months ended September 30, 2013 was 30.8% and 30.9%, respectively, compared to 30.3% and 31.1% for the same periods in 2012. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in all periods by the effect of lower tax rates on income earned in foreign jurisdictions, the tax rate change on timing differences and the deduction in the U.S. for manufacturing activities. The effective tax rate for 2013 was negatively impacted by the change in valuation allowance and foreign exchange gains for tax reporting in Norway, while 2012 was positively impacted by foreign exchange losses for tax reporting in Norway.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal income tax at U.S. federal statutory rate	$322	$306	$845	$922
Foreign income tax rate differential	(50)	(29)	(172)	(109)
State income tax, net of federal benefit	5	7	17	24
Nondeductible expenses	4	—	20	23
Tax benefit of manufacturing deduction	(4)	(12)	(20)	(30)
Foreign dividends, net of foreign tax credits	12	2	24	22
Tax impact of foreign exchange	(12)	(15)	27	(33)
Tax rate change on temporary differences	(16)	—	(16)	—
Change in valuation allowance	32	2	40	4
Other	(10)	4	(19)	(4)

Provision for income taxes	$283	$265	$746	$819

The balance of unrecognized tax benefits at September 30, 2013 was $128 million, $55 million of which if ultimately realized, would be recorded as income tax benefit. The Company recognized no material changes in the balance of unrecognized tax benefits for the three and nine months ended September 30, 2013.

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for tax years after 2007 and outside the U.S. for tax years after 2006.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

9.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan was increased during the second quarter of 2013 and is 39.5 million. At September 30, 2013, 14,443,427 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. During the first quarter of 2013, the Company concluded that the performance conditions relating to the performance-based restricted stock awards granted on February 16, 2010 were not met. As a result, the Company reversed $8 million in previously recognized stock-based compensation expense related to performance-based restricted stock awards that did not vest. Total stock based compensation for all stock-based compensation arrangements under the Plan was $25 million and $67 million for the three and nine months ended September 30, 2013, respectively, and $23 million and $57 million for the three and nine months ended September 30, 2012, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $8 million and $21 million for the three and nine months ended September 30, 2013, respectively, and $6 million and $17 million for the three and nine months ended September 30, 2012, respectively.

During the nine months ended September 30, 2013, the Company granted 2,819,806 stock options with a fair value of $24.10 per share, 540,194 shares of restricted stock and restricted stock units with a fair value of $69.33 per share and 16,702 shares of restricted stock with a fair value of $69.17 per share. In addition, the Company granted performance share awards to senior management employees with potential payouts varying from zero to 368,860 shares. The stock options were granted February 15, 2013 with an exercise price of $69.33. These options generally vest over a three-year period from the grant date. The restricted stock and restricted stock units were granted February 15, 2013 and vest on the third anniversary of the date of grant, except for a special grant of 16,352 restricted stock units which vest on the second anniversary of the date of grant (subject to the satisfaction of a performance condition). On May 22, 2013, the 16,702 restricted stock awards, with a fair value of $69.17 per share, were granted to the non-employee members of the board of directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance share awards were granted on March 22, 2013 and can be earned based on performance against established goals over a three-year performance period. The performance share awards are divided into two equal, independent parts that are subject to two separate performance metrics: 50% with a TSR (total shareholder return) goal (the “TSR Award”) and 50% with an internal ROC (return on capital) goal (the “ROC Award”).

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

At September 30, 2013, the Company has determined that the fair value of its derivative financial instruments representing assets of $63 million and liabilities of $26 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2013, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $37 million.

At September 30, 2013, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

Cash Flow Hedging Strategy

To protect against the volatility associated with foreign currency cash flows resulting from forecasted revenues and expenses, the Company has instituted a cash flow hedging program. The Company hedges portions of its forecasted revenues and expenses denominated in nonfunctional currencies with forward contracts. When the U.S. dollar strengthens against the foreign currencies, the decrease in present value of future foreign currency revenues and expenses is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2013		2012
Norwegian Krone	NOK	9,631	NOK	6,281
U.S. Dollar		$426		$331
Euro		€376		€389
Danish Krone	DKK	222	DKK	134
British Pound Sterling		£26		£6
Singapore Dollar	SGD	15	SGD	14

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2013		2012
Norwegian Krone	NOK	2,121	NOK	1,684
Russian Ruble	RUB	1,779	RUB	1,467
U.S. Dollar		$532		$967
Danish Krone	DKK	261	DKK	177
Euro		€214		€225
Brazilian Real	BRL	56	BRL	135
British Pound Sterling		£23		£9
Singapore Dollar	SGD	16	SGD	24
Swedish Krone	SEK	2	SEK	5
Canadian Dollar	CAD	2	CAD	2

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2013	2012	Location	2013	2012
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$36	$57	Accrued liabilities	$8	$5
Foreign exchange contracts	Other Assets	12	24	Other Liabilities	10	1

Total derivatives designated as hedging instruments under ASC Topic 815		$48	$81		$18	$6

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$15	$24	Accrued liabilities	$8	$13

Total derivatives not designated as hedging instruments under ASC Topic 815		$15	$24		$8	$13

Total derivatives		$63	$105		$26	$19

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

							Location of Gain (Loss)
							Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)				Derivative (Ineffective	Recognized in Income on
			Reclassified from		Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into		Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income		Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)		Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012			2013	2012		2013	2012
			Revenue		7	(9)
Foreign exchange contracts	(32)	69	Cost of revenue		(8)	(22)	Other income (expense), net	6	5

Total	(32)	69			(1)	(31)		6	5

Derivatives Not Designated as	Location of Gain (Loss)		Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income		Recognized in Income on
ASC Topic 815	on Derivative		Derivative
			Nine Months Ended September 30,
			2013	2012
Foreign exchange contracts	Other income (expense), net		13	8

Total			13	8

(a)	The Company expects $(26) million of the accumulated other comprehensive income (loss) to be reclassified into earnings within the next twelve months offset by gains (losses) from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents nil and $(1) million related to the ineffective portion of the hedging relationships for the nine months ended September 30, 2013 and 2012, respectively, and $6 million and $6 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2013 and 2012, respectively.

11.	Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Company	$636	$612	$1,669	$1,823

Denominator:
Basic—weighted average common shares outstanding	426	425	426	425
Dilutive effect of employee stock options and other unvested stock awards	2	2	2	1

Diluted outstanding shares	428	427	428	426

Net income attributable to Company per share:
Basic	$1.49	$1.44	$3.92	$4.29

Diluted	$1.49	$1.43	$3.90	$4.28

Cash dividends per share	$0.26	$0.12	$0.65	$0.36

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the three and nine months ended September 30, 2013 and 2012 and therefore not excluded from net income attributable to Company per share calculation.

In addition, the Company had stock options outstanding that were anti-dilutive totaling 7 million shares for each of the three and nine months ended September 30, 2013, and 4 million and 5 million shares for the three and nine months ended September 30, 2012, respectively.

12.	Cash Dividends

On August 14, 2013, the Company’s Board of Directors approved a cash dividend of $0.26 per share. The cash dividend was paid on September 27, 2013, to each stockholder of record on September 13, 2013. Cash dividends aggregated $111 million and $278 million for the three and nine months ended September 30, 2013 and $51 million and $153 million for the three and nine months ended September 30, 2012, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13.	Commitments and Contingencies

We have received federal grand jury subpoenas and subsequent inquiries from governmental agencies requesting records related to our compliance with export trade laws and regulations. We have cooperated fully with agents from the U.S. Department of Justice (“DOJ”), the Department of Commerce Bureau of Industry and Security (“BIS”), the United States Department of Treasury, Office of Foreign Assets Control (“OFAC”), and U.S. Immigration and Customs Enforcement in responding to the inquiries. We have also cooperated with an informal inquiry from the Securities and Exchange Commission in connection with the inquiries previously made by the aforementioned federal agencies. We have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

In 2011, the Company acquired Ameron International Corporation (“Ameron”). On or about November 21, 2008, OFAC sent a Requirement to Furnish Information to Ameron. Ameron retained counsel and conducted an internal investigation. In 2009, Ameron, through its counsel, responded to OFAC. On or about January 21, 2011, OFAC issued an administrative subpoena to Ameron. OFAC and Ameron entered into Tolling Agreements. All of the conduct under review occurred before acquisition of Ameron by the Company. During the three months ended September 30, 2013, the Company settled such matter with OFAC by paying an administrative fine in an amount that was not material to the Company.

On February 20, 2013, the Company acquired Robbins & Myers, Inc. (“R&M”). R&M was subject to an ongoing investigation by the DOJ and the BIS regarding potential export controls violations arising from certain shipments by R&M’s Belgian subsidiary to one customer in Iran, Sudan and Syria in 2005 and 2006. R&M has cooperated with the investigation and is currently negotiating a joint settlement with the DOJ and BIS. We currently anticipate that any administrative fine or criminal penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of September 30, 2013, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

On February 20, 2013, the Company completed its previously announced acquisition of all of the shares of Robbins & Myers, Inc., a U.S.-based designer and manufacturer of products and systems for the oil and gas industry. Under the merger agreement for this transaction, R&M shareholders received $60.00 in cash for each common share for an aggregate purchase price of $2,378 million, net of cash acquired.

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

The following table displays the total preliminary purchase price allocation for the R&M acquisition. The R&M purchase price allocation remains preliminary until the valuation is complete. The table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. (in millions):

Current assets, net of cash acquired	$428
Property, plant and equipment	246
Intangible assets	916
Goodwill	1,554
Other assets	47

Total assets acquired	3,191

Current liabilities	188
Deferred taxes	505
Other liabilities	120

Total liabilities	813

Cash consideration, net of cash acquired	$2,378

The Company has preliminarily allocated $916 million to identifiable intangible assets (19 year weighted-average life). The intangible assets are expected to be amortizable and are comprised of: $635 million of customer relationships (18 year weighted-average life), $170 million of patents (20 year weighted-average life), $86 million of trademarks (20 year weighted-average life), and $25 million of other intangible assets (15 year weighted-average life). The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill resulting from the R&M acquisition is not expected to be deductible for tax purposes. Pro forma information is not included because the results of the acquired operations would not have materially impacted the Company’s consolidated operating results.

15.	Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02), which is an update for Accounting Standards Codification Topic No. 220 “Comprehensive Income”. The update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance was effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. There was no significant impact to the Company’s Consolidated Financial Statements from the adopted provisions of ASU No. 2013-02.

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

16.	Proposed Spin-off

On September 24, 2013, the Company announced that its Board of Directors authorized Company management to move forward with exploration of a plan to spin-off the Company’s distribution business from the remainder of the Company, creating two stand-alone, publicly traded corporations. The Company believes that the separation of the distribution business can be accomplished via a tax-efficient spin-off to Company shareholders.

The spin-off is expected to be completed in the first half of 2014 and is subject to market conditions, customary regulatory approvals, the execution of separation and intercompany agreements and final board approval. The separation of the distribution business from the rest of the Company does not require shareholder approval.

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

Rig Technology

Our Rig Technology segment designs, manufactures, sells and services complete systems for the drilling, completion, and servicing of oil and gas wells. The segment offers a comprehensive line of highly-engineered equipment that automates complex well construction and management operations, such as offshore and onshore drilling rigs; derricks; pipe lifting, racking, rotating and assembly systems; rig instrumentation systems; blowout preventers; coiled tubing equipment and pressure pumping units; well workover rigs; wireline winches; wireline trucks; cranes; flexible pipe for offshore production applications; and turret mooring systems and other products for floating production, storage and offloading vessels (“FPSOs”) and other offshore vessels and terminals. Demand for Rig Technology products is primarily dependent on capital spending plans by drilling contractors, oilfield service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts for the segment’s large installed base of equipment. We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and our global manufacturing, training and service capabilities, including adding additional operations in the United States, Canada, Norway, Denmark, the United Kingdom, Brazil, China, Belarus, India, Russia, the Netherlands, Singapore, South Korea, South Africa, and Angola.

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

Distribution & Transmission

Our Distribution & Transmission segment provides pipe, maintenance, repair and operating supplies (“MRO”) and spare parts to drill sites and production locations, pipeline operations, processing plants, and industrial facilities worldwide. In addition to its comprehensive field location network, which supports land drilling operations throughout North America, the segment supports major land and offshore operations for all the major oil and gas producing regions throughout the world. The segment employs advanced information technologies to provide complete procurement, materials management and logistics services to its customers around the globe. The segment also has a global reach in oil and gas, waste water treatment, chemical, food and beverage, paper and pulp, mining, agriculture, and a variety of municipal markets and is a leading producer of water transmission pipe, fabricated steel products and specialized materials and products used in infrastructure projects. Demand for the segment’s services is determined primarily by the level of drilling, servicing, and oil and gas production activities. It is also influenced by the domestic economy in general, housing starts and government policies. This segment has benefited from several strategic acquisitions and other investments completed around the world during the past few years, including the acquisition of the Wilson distribution business segment from Schlumberger Limited and CE Franklin Ltd. in Canada, both of which were completed in 2012, as well as additional operations in the United States, Canada, the United Kingdom, Kazakhstan, Singapore, Russia, and Malaysia.

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

EXECUTIVE SUMMARY

For its third quarter ended September 30, 2013, the Company generated $636 million in net income attributable to Company, or $1.49 per fully diluted share, on $5.8 billion in revenue. Compared to the second quarter of 2013, revenue increased $188 million or 3% and net income attributable to Company increased $105 million or 20%. Compared to the third quarter of 2012, revenue increased $470 million or 9%, and net income attributable to Company increased $24 million or 4%.

The third quarter of 2013 included pre-tax other costs of $10 million and a pre-tax gain of $102 million resulting from the settlement of a legal claim, the second quarter of 2013 included pre-tax other costs of $57 million, and the third quarter of 2012 included pre-tax other costs of $57 million. Excluding the other costs and pre-tax gains from all periods, third quarter 2013 earnings were $1.34 per fully diluted share, compared to $1.33 per fully diluted share in the second quarter of 2013 and $1.52 per fully diluted share in the third quarter of 2012.

Pre-tax other costs of $10 million, $57 million, and $57 million for the third quarter of 2013, the second quarter of 2013 and the third quarter of 2012, respectively, included items such as administration costs and the amortization of backlog and inventory that was stepped up to fair value during purchase accounting.

Operating profit, excluding other costs and the litigation gains, was $853 million or 14.7% of sales in the third quarter of 2013, compared to $826 million or 14.7% of sales in the second quarter of 2013, and $946 million or 17.8% of sales in the third quarter of 2012.

Oil & Gas Equipment and Services Market

Worldwide, developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. After rising steadily for six years to peak at around $140 per barrel (West Texas Intermediate Crude Prices) earlier in 2008, oil prices collapsed back to average $43 per barrel during the first quarter of 2009, but slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (although the fourth quarter of 2012 dipped to average $88 per barrel). After trading in the range of $6 to $9 an mmbtu from 2004 to 2008, North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range. However, the average quarterly price per mmbtu climbed steadily since the second quarter of 2012, to an average of $4.01 in the second quarter of 2013, before falling to an average of $3.55 in the third quarter of 2013. Still, gas supply out of unconventional shale reservoir developments across North America, including gas associated with liquids production from shales, will likely make it challenging for North American gas prices to move meaningfully higher.

The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Strengthening oil prices since then have led to steadily rising oil-drilling activity over the past two years.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count increased steadily to 2,026 by late 2011, but began to decline with lower gas prices to average 1,769 rigs during the third quarter of 2013. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved. Recently low gas prices have caused operators to trim drilling, driving the average U.S. gas rig count down 57% from the fourth quarter of 2011, to an average of 380 in the third quarter of 2013. However, with high oil prices, many have redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. For the third quarter of 2013, oil-directed drilling rose to almost 80% of the total domestic drilling effort, and is only 24 rigs shy of its previous peak in the third quarter of 2012.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings; but, the international rig count exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009. Recently, due to sustained high oil prices, international drilling has rebounded to average 1,285 rigs in the third quarter of 2013.

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

The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (According to RigLogix, nearly 62% of the existing 513 jackup rigs worldwide are greater than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at June 30, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased steadily since, as drillers began ordering more than the Company shipped out of backlog, and finished the third quarter of 2013 at a record $15.2 billion. Approximately $2.0 billion of these orders are scheduled to flow out as revenue during Q4 2013, with the balance flowing out in 2014 and beyond. Of this backlog, 92% of the total is for equipment destined for offshore operations, with 8% destined for land. Equipment destined for international markets totaled 94% of the backlog.

Segment Performance

The Rig Technology segment generated $2.9 billion in revenues (including $102 million in litigation gains) and $706 million in operating profit or 24.0% of sales in the third quarter of 2013. Compared to the prior quarter, revenues increased $112 million, and operating profit increased $132 million, representing 119% incremental operating leverage. Compared to the third quarter of 2012, segment revenues grew $398 million or 162%, and operating profit decreased $108 million. Margins have moved down steadily since mid-2010 due to an adverse mix shift in the segment, the addition of lower-margin acquisitions, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Margins have also been negatively impacted by the compression of delivery schedules from our shipyard customers, which have challenged the limits of our supply chain and increased our overall project costs. Revenue out of backlog declined 1% sequentially, and increased 10% year-over-year. Non-backlog revenue, which is predominantly aftermarket spares and services, increased 3% sequentially, and increased 22% from the third quarter of 2012. Orders for six deepwater floating rig equipment packages, and thirteen drilling equipment packages for jackup rigs, contributed to total order additions to backlog of $3.3 billion during the third quarter. Interest in offshore rig construction has remained strong as announced dayrates for deepwater offshore rigs remain strong, rig building costs have stabilized at attractive levels, and financing appears to be available for most established drillers. The segment’s well intervention and stimulation product sales declined 13% sequentially, due to the continued decline in demand for pressure pumping equipment in North America.

The Petroleum Services & Supplies segment generated $1.8 billion in revenue and $321 million in operating profit, or 17.7% of sales, for the third quarter of 2013. Compared to the prior quarter, revenue increased $60 million or 3%, and operating profit increased $48 million, representing 80% incremental operating leverage. Sequentially, drilling and completions activities in Canada resumed following the annual seasonal slow-down known as “break-up”. This increase in activity created incremental demand for the segment’s products and services, which generated 65% sequential growth for the segment in Canada. In the U.S., although the rig count remained relatively flat, the segment realized 8% revenue growth driven primarily by an increase in demand for solids control equipment and services. Demand in the U.S. for drill pipe and downhole tools remained muted in the quarter due to a still over-supplied U.S. land drilling and well-service market. Internationally, revenues for the segment declined slightly as large project shipments in the second quarter did not repeat in the third quarter. Compared to the third quarter of 2012, revenues increased $92 million, and operating profit declined $62 million, as both pricing pressures and under-absorbed facilities continue to pressure margins. For the third quarter of 2013, approximately 55% of the segment’s sales were into North American markets, and 45% of sales were into international markets.

The Distribution & Transmission segment generated $1.3 billion in revenue and $74 million in operating profit or 5.5% of sales during the third quarter of 2013. Revenues improved $47 million or 4% from the second quarter of 2013, and operating profit increased $16 million. Compared to the third quarter of 2012, revenues increased $27 million or 2% and operating profit increased $32 million. Sequentially, the resumption of drilling and completions activities in Canada, coupled with continued growth in international markets, drove the increase. The year over year revenue growth was driven partially by the acquisition of Robbins & Myers in February 2013, and partially by continued growth in international markets. For the third quarter of 2013, approximately 80% of the group’s sales were into North American markets and 20% into international markets.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Order levels for new deepwater drilling rigs have rebounded sharply, and the Rig Technology segment continues to experience a high level of interest as dayrates for deepwater offshore rigs remain at historically high levels. Still, margins, which were 21.3% (excluding the litigation gains) in the third quarter of 2013, may continue to be challenged to expand beyond current levels due to lower-margin contributions from recent subsea production equipment acquisitions, a soft outlook for land drilling, workover and pressure pumping equipment markets in North America, low gas and natural gas liquids prices, higher costs of execution due to significantly compressed project timelines, continued flow through of lower priced projects, and incremental expenses to support long-term strategic growth initiatives.

Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution & Transmission segment remains closely tied to the rig count, particularly in North America. The third quarter saw U.S. rig counts relatively unchanged from the second quarter, resulting in an average U.S. rig count in the third quarter of 2013 that was down 7% from the third quarter of 2012. The third quarter saw average Canadian rig counts improve almost 125% sequentially and almost 7% year-over-year. As a result, revenues for both segments improved sequentially in Canada; however, for both the U.S. and Canada, pricing and volumes remain under pressure as pressure pumpers, drilling contractors and oil companies reduce operating and capital expenditures. Additionally, economic weakness may pressure oil prices, which could lead to further activity declines, particularly among North American operators which may rely on cash flows from gas production and/or external financing to fund their drilling operations. In contrast, activity generally seems to be continuing to increase in most international markets outside North America.

The Company believes it is well positioned, and should benefit from its strong balance sheet and capitalization, access to credit, global infrastructure, broad product and service offering, installed base of equipment, and a record level of contracted orders. In the event of a market downturn, the Company also believes that its long history of cost-control and downsizing in response to slowing market conditions, and of executing strategic acquisitions during difficult periods will enable it to capitalize on new opportunities.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2013 and 2012, and the second quarter of 2013 include the following:

				%	%
				3Q13 v	3Q13 v
	3Q13*	3Q12*	2Q13*	3Q12	2Q13
Active Drilling Rigs:
U.S.	1,769	1,906	1,761	(7.2%)	0.5%
Canada	348	326	155	6.7%	124.5%
International	1,285	1,259	1,305	2.1%	(1.5%)

Worldwide	3,402	3,491	3,221	(2.5%)	5.6%
West Texas Intermediate Crude Prices (per barrel)	$105.84	$92.18	$94.10	14.8%	12.5%
Natural Gas Prices ($/mmbtu)	$3.55	$2.88	$4.01	23.3%	(11.5%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2013, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 6% (from 3,221 to 3,402), due to the rebound in Canada from its second quarter seasonal break-up, and the U.S. increased slightly (from 1,761 to 1,769), in the third quarter of 2013 compared to the second quarter of 2013. The average per barrel price of West Texas Intermediate Crude increased 13% (from $94.10 per barrel to $105.84 per barrel) and natural gas prices decreased 12% (from $4.01 per mmbtu to $3.55 per mmbtu) in the third quarter of 2013 compared to the second quarter of 2013.

U.S. rig activity at October 25, 2013 was 1,738 rigs, a 2% decrease compared to the third quarter average of 1,769 rigs. The price for West Texas Intermediate Crude was $97.85 per barrel at October 25, 2013, decreasing 8% from the third quarter average. The price for natural gas was $3.71 per mmbtu at October 25, 2013, increasing 5% from the third quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Rig Technology	$2,945	$2,547	$8,406	$7,211
Petroleum Services & Supplies	1,809	1,717	5,259	5,197
Distribution & Transmission	1,342	1,315	3,864	2,659
Eliminations	(307)	(260)	(832)	(711)

Total Revenue	$5,789	$5,319	$16,697	$14,356

Operating Profit:
Rig Technology	$706	$598	$1,830	$1,699
Petroleum Services & Supplies	321	383	849	1,161
Distribution & Transmission	74	42	195	131
Unallocated expenses and eliminations	(155)	(125)	(408)	(337)

Total Operating Profit	$946	$898	$2,466	$2,654

Operating Profit %:
Rig Technology	24.0%	23.5%	21.8%	23.6%
Petroleum Services & Supplies	17.7%	22.3%	16.1%	22.3%
Distribution & Transmission	5.5%	3.2%	5.0%	4.9%
Total Operating Profit %	16.3%	16.9%	14.8%	18.5%

Rig Technology

Three and Nine Months Ended September 30, 2013 and 2012. Revenue from Rig Technology was $2,945 million for the three months ended September 30, 2013 compared to $2,547 million for the three months ended September 30, 2012, an increase of $398 million (15.6%). For the nine months ended September 30, 2013, revenue from Rig Technology was $8,406 million compared to $7,211 million for the nine months ending September 30, 2012, an increase of $1,195 million (16.6%). Deepwater offshore demand as well as demand in international markets continues to be a driving force for the increase in revenue for Rig Technology as revenue out of backlog contributed $2,110 million and $6,215 million for the three and nine months ended September 30, 2013, respectively. Increased sales of individual capital components, a continued increase in activity in the Company’s aftermarket and FPSO businesses as well as the acquisition of Robbins & Myers all contributed to the increase in revenue for Rig Technology. In addition, a nonrecurring gain of $102 million was recognized in the third quarter of 2013 related to a legal settlement. North American markets continue to see a decrease in demand for land drilling equipment. This is evidenced by a decrease in rig count in North America from 2012 and has resulted in a steady decline in sales of land rigs and pressure pumping equipment in the U.S. The average rig count in the U.S. for the third quarter of 2013 decreased over 7% from the third quarter 2012 average.

Operating profit from Rig Technology was $706 million for the three months ended September 30, 2013 compared to $598 million for the three months ended September 30, 2012, an increase of $108 million (18.1%). Operating profit percentage increased in the three months ended September 30, 2013 to 24.0%, from 23.5% in the three months ended September 30, 2012. This third quarter 2013 increase in operating profit percentage is primarily related to the $102 million recognized legal settlement. For the nine months ended September 30, 2013, operating profit from Rig Technology was $1,830 million compared to $1,699 million for the nine months ended September 30, 2012, an increase of $131 million (7.7%). Operating profit percentage decreased to 21.8% in the nine months ended September 30, 2013, from 23.6% in the nine months ended September 30, 2012. The decrease continues to be primarily due to a shift in product mix as lower priced offshore projects replace projects contracted at higher prices in 2007 and 2008. Aftermarket and FPSO revenue continues to increase with operating margins that are somewhat dilutive while land rig and pressure pumping equipment revenue, with margins that are generally accretive, continues to decline. In addition, our shipyard customers are compressing delivery schedules which have been leading to increased freight and personnel costs. Expenses associated with acquisition integration efforts, numerous strategic growth initiatives and capacity expansions worldwide have also contributed to the decrease in operating profit percentage.

Included in operating profit are certain other costs which include items such as administration costs and the amortization of backlog and inventory that was stepped up during purchase accounting. Other costs included in operating profit for Rig Technology were $2 million and $22 million for the three and nine months ended September 30, 2013, respectively and $12 million and $33 million for the three and nine months ended September 30, 2012, respectively.

The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $15.2 billion at September 30, 2013, an increase of $3.5 billion (30.0%) from backlog of $11.7 billion at September 30, 2012. At September 30, 2013, approximately 92% of the capital equipment backlog was for offshore products and 8% was for land. In addition, at September 30, 2013, approximately 94% of the capital equipment backlog was for international markets and 6% was for domestic markets.

As the segment enters the fourth quarter of 2013, we expect near-term operating margins to continue to be challenged.

Petroleum Services & Supplies

Three and Nine Months Ended September 30, 2013 and 2012. Revenue from Petroleum Services & Supplies was $1,809 million for the three months ended September 30, 2013 compared to $1,717 million for the three months ended September 30, 2012, an increase of $92 million (5.4%). For the nine months ended September 30, 2013, revenue from Petroleum Services & Supplies was $5,259 million compared to $5,197 million for the nine months ending September 30, 2012, an increase of $62 million (1.2%). The increase is primarily due to the acquisition of Robbins & Myers during the first quarter of 2013 as well as increased activity in Canada and internationally as evidenced by the 7% increase in Canadian rig count and 2% increase in the international rig count in the third quarter of 2013 compared to the third quarter of 2012. Of the third quarter 2013 revenue for the segment, approximately 55% was derived from North American markets and 45% from international markets.

Operating profit from Petroleum Services & Supplies was $321 million for the three months ended September 30, 2013 compared to $383 million for the three months ended September 30, 2012, a decrease of $62 million (16.2%). Operating profit percentage decreased in the three months ended September 30, 2013 to 17.7%, from 22.3% in the three months ended September 30, 2012. For the nine months ended September 30, 2013, operating profit from Petroleum Services & Supplies was $849 million compared to $1,161 million for the nine months ended September 30, 2012, a decrease of $312 million (26.9%). Operating profit percentage decreased to 16.1% in the nine months ended September 30, 2013, from 22.3% in the nine months ended September 30, 2012. This decrease is primarily due to the overall decline in North American market activity which has led to pricing pressures across a number of products in the North American land market and caused under absorption in our various manufacturing plants and service facilities. Expenses associated with integrating recently acquired companies also contributed to the decrease in operating profit percentages.

Included in operating profit are certain other costs which include items such as administration costs and the amortization of backlog and inventory that was stepped up during purchase accounting. Other costs included in operating profit for Petroleum Services & Supplies were $3 million and $90 million for the three and nine months ended September 30, 2013, respectively and nil and $3 million for the three and nine months ended September 30, 2012, respectively.

As the segment enters the fourth quarter of 2013, we expect revenue to improve in the low-to-mid single digit percentage range, as Canadian drilling activity reaches its seasonal highs and we benefit from some end-of-year project sales into international markets. Although we were encouraged by the sequential revenue improvement in the U.S. market, our history suggests that business typically slows during the holiday season. Therefore, we are planning for a relatively flat to down U.S. land market.

Distribution & Transmission

Three and Nine Months Ended September 30, 2013 and 2012. Revenue from Distribution & Transmission was $1,342 million for the three months ended September 30, 2013 compared to $1,315 million for the three months ended September 30, 2012, an increase of $27 million (2.1%). For the nine months ended September 30, 2013, revenue from Distribution & Transmission was $3,864 million compared to $2,659 million for the nine months ending September 30, 2012, an increase of $1,205 million (45.3%). This increase was primarily attributable to the acquisition of Robbins & Myers during the first quarter of 2013, Wilson during the second quarter of 2012 and CE Franklin during the third quarter of 2012. Of the third quarter 2013 revenue for the segment, approximately 80% was derived from North American markets and 20% from international markets.

Operating profit from Distribution & Transmission was $74 million for the three months ended September 30, 2013 compared to $42 million for the three months ended September 30, 2012, an increase of $32 million (76.2%). Operating profit percentage increased in the three months ended September 30, 2013 to 5.5%, from 3.2% in the three months ended September 30, 2012. For the nine months ended September 30, 2013, operating profit from Distribution & Transmission was $195 million compared to $131 million for the nine months ended September 30, 2012, an increase of $64 million (48.9%). Operating profit percentage increased to 5.0% in the nine months ended September 30, 2013, from 4.9% in the nine months ended September 30, 2012. This increase is attributable to increased activity both in Canada and internationally as well as other costs related to purchase accounting during 2012 that did not reoccur in 2013. Slightly offsetting the increase is the continued lower overall market activity in the U.S.

Included in operating profit are certain other costs which include items such as administration costs and the amortization of backlog and inventory that was stepped up during purchase accounting. Other costs included in operating profit for Distribution & Transmission were $4 million and $19 million for the three and nine months ended September 30, 2013, respectively and $36 million and $44 million for the three and nine months ended September 30, 2012, respectively.

As the segment enters the fourth quarter of 2013, we expect revenue to decline in the low-single-digit percentage range, as increasing activity in Canada will be more than offset by reductions in the U.S., where the holiday season will result in fewer billing days in the quarter.

Unallocated expenses and eliminations

Unallocated expenses and eliminations were $155 million and $408 million for the three and nine months ended September 30, 2013, respectively, compared to $125 million and $337 million, respectively, for the same periods in 2012. This increase is primarily due to higher intersegment eliminations as a result of increased activity from recent acquisitions.

Interest and financial costs

Interest and financial costs were $26 million and $84 million for the three and nine months ended September 30, 2013, respectively, compared to $11 million and $28 million, respectively, for the same periods in 2012. This increase is primarily due to an overall increase in average debt for the three and nine months ended September 30, 2013 compared to the same periods in 2012.

Other income (expense), net

Other income (expense), net was expense of $16 million and $24 million for the three and nine months ended September 30, 2013, respectively, compared to expense of $22 million and $43 million, respectively, for the same periods in 2012. The change was primarily due to gains on the sale of certain assets during the second quarter of 2013, partially offset by foreign exchange losses and increased bank charges and fees.

Provision for income taxes

The effective tax rate for each of the three and nine months ended September 30, 2013 was 30.8% and 30.9%, respectively, compared to 30.3% and 31.1% for the same periods in 2012. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in all periods by the effect of lower tax rates on income earned in foreign jurisdictions, the tax rate change on timing differences and the deduction in the U.S. for manufacturing activities. The effective tax rate for 2013 was negatively impacted by the change in valuation allowance and foreign exchange gains for tax reporting in Norway, while 2012 was positively impacted by foreign exchange losses for tax reporting in Norway.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) operating profit excluding nonrecurring items, (ii) operating profit percentage excluding nonrecurring items, and (iii) diluted earnings per share excluding nonrecurring items. Each of these financial measures excludes the impact of certain nonrecurring items and therefore has not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2013	2012	2013	2013	2012
Reconciliation of operating profit:
GAAP operating profit	$946	$898	$769	$2,466	$2,654
Litigation gain (1):
Rig Technology	(102)	—	—	(102)	—
Other costs (2):
Rig Technology	2	12	13	22	33
Petroleum Services & Supplies	3	—	31	90	3
Distribution & Transmission	4	36	13	19	44

Operating profit excluding nonrecurring items	$853	$946	$826	$2,495	$2,734

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2013	2012	2013	2013	2012
Reconciliation of operating profit %:
GAAP operating profit %	16.3%	16.9%	13.7%	14.8%	18.5%
Nonrecurring items %	(1.6%)	0.9%	1.0%	0.1%	0.5%

Operating profit % excluding nonrecurring items	14.7%	17.8%	14.7%	14.9%	19.0%

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2013	2012	2013	2013	2012
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.49	$1.43	$1.24	$3.90	$4.28
Litigation gain (1)	(0.17)	—	—	(0.17)	—
Other costs (2)	0.02	0.09	0.09	0.23	0.15

Earnings per share excluding nonrecurring items	$1.34	$1.52	$1.33	$3.96	$4.43

(1)	Included in Rig Technology revenue and operating profit for the three and nine months ended September 30, 2013, are $102 million in gains resulting from a legal settlement.
(2)	Other costs primarily include items such as administration costs and the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, items which are included in operating profit. For the three and nine months ended September 30, 2013, other costs included in operating profit were $9 million and $131 million, respectively. For the three and nine months ended September 30, 2012, other costs included in operating profit were $48 million and $80 million, respectively. Other costs for the three months ended June 30, 2013 totaled $57 million. Certain other costs are included in other income(expense), net and were $1 million and $9 million for the three and nine months ended September 30, 2013, respectively, $9 million and $12 million for the three and nine months ended September 30, 2012, respectively, and nil for the three months ended June 30, 2013.

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

At September 30, 2013, the Company had cash and cash equivalents of $2,741 million, and total debt of $3,749 million. At December 31, 2012, cash and cash equivalents were $3,319 million and total debt was $3,149 million. The $1,178 million shift from net cash (cash less debt) to net debt (debt less cash) balance in 2013 was due primarily to $2,375 million in net cash paid for the Robbins & Myers acquisition completed on February 20, 2013. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $2,741 million of cash and cash equivalents at September 30, 2013, approximately $2,440 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility. In August 2013, the Company initiated a commercial paper program, supported by its $3.5 billion revolving credit facility.

The Company’s outstanding debt at September 30, 2013 was $3,749 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,395 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, $600 million in borrowings under its commercial paper program, and other debt of $7 million.

At September 30, 2013, in addition to $600 million in commercial paper borrowings, there were $802 million in outstanding letters of credit issued, resulting in $2,098 million of funds available under the Company’s revolving credit facility.

The Company also had $3,194 million of additional outstanding letters of credit at September 30, 2013, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advance payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$1,879	$(180)
Net cash used in investing activities	(2,812)	(2,663)
Net cash provided by financing activities	363	1,005

Operating Activities

For the first nine months of 2013, cash provided by operating activities was $1,879 million compared to cash used in operating activities of $180 million in the same period of 2012. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $1,667 million plus non-cash charges of $249 million and $66 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $34 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $364 million for the first nine months of 2013 compared to $2,591 million used in the same period in 2012. This decrease was primarily the result of increased cash collections in the first nine months of 2013 as well as less inventory purchased and less cash paid for taxes when compared to the same period in 2012.

Investing Activities

For the first nine months of 2013, net cash used in investing activities was $2,812 million compared to net cash used in investing activities of $2,663 million for the same period of 2012. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which increased in the first nine months of 2013 compared to the first nine months of 2012. The Company used approximately $2.5 billion for the purpose of acquiring Robbins & Myers during the first quarter of 2013. For the acquisition of Robbins & Myers, the Company borrowed approximately $1.4 billion under the $3.5 billion revolving credit facility and used approximately $1.1 billion of cash on hand to fund the acquisition. Due to the continued growth in the Company worldwide both organically and through acquisitions, the Company used $484 million during the first nine months of 2013 for capital expenditures compared to $382 million for the same period of 2012.

Financing Activities

For the first nine months of 2013, net cash provided by financing activities was $363 million compared to cash provided by financing activities of $1,005 million for the same period of 2012. Net borrowings decreased during the first nine months of 2013 compared to the same period in 2012, the Company doubled its quarterly dividend beginning in the second quarter of 2013 and received fewer proceeds from stock options exercised which led to an overall decrease in net cash provided by financing activities.

The effect of the change in exchange rates on cash flows was a negative $8 million and a positive $5 million for the first nine months of 2013 and 2012, respectively.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02), which is an update for Accounting Standards Codification Topic No. 220 “Comprehensive Income”. The update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance was effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. There was no significant impact to the Company’s Consolidated Financial Statements from the adopted provisions of ASU No. 2013-02.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $24 million in the first nine months of 2013, compared to approximately a $6 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods at September 30, 2013 (in millions, except contract rates):

	As of September 30, 2013				December 31,
Functional Currency	2013	2014	2015	Total	2012
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	274	—	—	274	511
Average USD to CAD contract rate	1.0345	—	—	1.0345	0.9895
Fair Value at September 30, 2013 in U.S. dollars	(1)	—	—	(1)	5
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	46	14	—	60	255
Average USD to CAD contract rate	1.0257	1.0098	—	1.0219	1.0230
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	6
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	11	2	—	13	7
Average USD to EUR contract rate	0.7687	0.7699	—	0.7689	0.7711
Fair Value at September 30, 2013 in U.S. dollars	(1)	—	—	(1)	—
Sell USD/Buy EUR:
Notional amount to buy (in euros)	75	114	—	189	205
Average USD to EUR contract rate	0.7613	0.7653	—	0.7637	0.7687
Fair Value at September 30, 2013 in U.S. dollars	3	5	—	8	4
KRW Buy USD/Sell KRW:
Notional amount to buy (in South Korean won)	133	—	—	133	261
Average USD to KRW contract rate	917	—	—	917	919
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	85,503	142,305	—	227,808	697
Average USD to KRW contract rate	1,136	1,138	—	1,137	1,013
Fair Value at September 30, 2013 in U.S. dollars	5	8	—	13	—

	As of September 30, 2013				December 31,
Functional Currency	2013	2014	2015	Total	2012
GBP Buy USD/Sell GBP:
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	82	18	—	100	37
Average USD to GBP contract rate	0.6243	0.6406	—	0.6272	0.6347
Fair Value at September 30, 2013 in U.S. dollars	1	1	—	2	2
USD Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	38	22	4	64	42
Average DKK to USD contract rate	0.1749	0.1788	0.1824	0.1767	0.1743
Fair Value at September 30, 2013 in U.S. dollars	1	—	—	1	—
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	203	411	38	652	664
Average EUR to USD contract rate	1.3248	1.3239	1.3515	1.3257	1.3095
Fair Value at September 30, 2013 in U.S. dollars	4	9	—	13	8
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	37	12	—	49	18
Average GBP to USD contract rate	1.5426	1.5511	—	1.5447	1.6044
Fair Value at September 30, 2013 in U.S. dollars	2	—	—	2	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	315	877	416	1,608	1,065
Average NOK to USD contract rate	0.1679	0.1664	0.1631	0.1658	0.1671
Fair Value at September 30, 2013 in U.S. dollars	(2)	(5)	1	(6)	66
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	13	6	4	23	31
Average SGD to USD contract rate	0.7968	0.7953	0.7932	0.7958	0.8115
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	—
Sell BRL/Buy USD:
Notional amount to buy (in U.S. dollars)	25	—	—	25	—
Average BRL to USD contract rate	0.4440	—	—	0.4440	—
Fair Value at June 30, 2013 in U.S. dollars	—	—	—	—	—
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	2	—	—	2	—
Average CAD to USD contract rate	0.9771	—	—	0.9771	—
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	21	—	—	21	12
Average DKK to USD contract rate	0.1756	—	—	0.1756	0.1749
Fair Value at September 30, 2013 in U.S. dollars	(1)	—	—	(1)	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	85	45	—	130	141
Average EUR to USD contract rate	1.3325	1.3319	—	1.3323	1.3109
Fair Value at September 30, 2013 in U.S. dollars	(1)	(1)	—	(2)	(1)
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	18	8	—	26	—
Average GBP to USD contract rate	1.5442	1.5571	—	1.5482	—
Fair Value at September 30, 2013 in U.S. dollars	(1)	—	—	(1)	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	170	152	26	348	274
Average NOK to USD contract rate	0.1695	0.1703	0.1634	0.1694	0.1723
Fair Value at September 30, 2013 in U.S. dollars	3	4	—	7	(10)
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	2	—	—	2	—
Average SGD to USD contract rate	0.7874	—	—	0.7874	—
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	55	—	—	55	47
Average RUB to USD contract rate	0.0309	—	—	0.0309	0.0320
Fair Value at September 30, 2013 in U.S. dollars	1	—	—	1	—

	As of September 30, 2013				December 31,
Functional Currency	2013	2014	2015	Total	2012
NOK Sell USD/Buy NOK:
Notional amount to buy (in U.S. dollars)	—	—	—	—	617
Average NOK to USD contract rate	—	—	—	—	6.0467
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	8
DKK Sell USD/Buy DKK:
Notional amount to buy (in U.S. dollars)	—	—	—	—	111
Average DKK to USD contract rate	—	—	—	—	5.6126
Fair Value at September 30, 2013 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at September 30, 2013 in U.S. dollars	1	1	—	2	(2)

Total Fair Value at September 30, 2013 in U.S. dollars	14	22	1	37	86

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $782 million and translation exposures totaling $472 million as of September 30, 2013 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $51 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $47 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

During the first quarter of 2013, the Venezuelan government officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company incurred approximately $8 million in devaluation charges in the first quarter of 2013. The Company’s net investment in Venezuela was $38 million at September 30, 2013.

Interest Rate Risk

At September 30, 2013, long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,400 million in 2.60% Senior Notes and $1,100 million in 3.95% Senior Notes, $600 million in borrowings under our commercial paper program, and no borrowings under our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: November 4, 2013	By:	/s/ Jeremy D. Thigpen
Jeremy D. Thigpen
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.13	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.14	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (12)

10.15	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (12)

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (12)

10.17	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (12)

10.18	Employment Agreement dated as of January 1, 2004 between Jeremy Thigpen and National Oilwell. (Exhibit 10.1) (13)

10.19	First Amendment to Employment Agreement dated as of December 22, 2008 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.2) (13)

10.20	Second Amendment to Employment Agreement dated as of December 31, 2009 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.3) (13)

10.21	Form of Performance Award Agreement (Exhibit 10.1) (14)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Annual Report on Form 10-Q for the period ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (15)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.
(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.
(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(15)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.