Form 10-K
period 2013-12-31
NATIONAL OILWELL VARCO INC
filed 2014-02-14
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2013 was $29.5 billion. As of February 7, 2014, there were 428,526,178 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2014 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider of equipment and components used in oil and gas drilling and production operations, oilfield services, and supply chain integration services to the upstream oil and gas industry. The Company conducts operations in over 1,235 locations across six continents.

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

Petroleum Services & Supplies

Our Petroleum Services & Supplies segment provides a variety of consumable goods and services used to drill, complete, remediate and workover oil and gas wells and service drill pipe, tubing, casing, flowlines and other oilfield tubular goods. The segment manufactures, rents and sells a variety of products and equipment used to perform drilling operations, including drill pipe, wired drill pipe, transfer pumps, valves, solids control systems, drilling motors, drilling fluids, drill bits, reamers and other downhole tools, and mud pump consumables. Demand for these services and supplies is determined principally by the level of oilfield drilling and workover activity by drilling contractors, oilfield service companies, major and independent oil and gas companies, and national oil companies. Oilfield tubular services include the provision of inspection and internal coating services and equipment for drill pipe, line pipe, tubing, casing and pipelines; and the design, manufacture and sale of coiled tubing pipe and advanced fiberglass composite pipe for application in highly corrosive environments. The segment sells its tubular goods and services to oil and gas companies; drilling contractors; pipe distributors, processors and manufacturers; and pipeline operators. This segment has benefited from several strategic acquisitions and other investments completed during the past few years, including additional operations in the United States, Canada, the United Kingdom, Brazil, China, Kazakhstan, Mexico, Russia, Argentina, India, Bolivia, the Netherlands, Singapore, Malaysia, Vietnam, Oman, and the United Arab Emirates.

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

The following table sets forth the contribution to our total revenues of our three operating segments (in millions):

	Years Ended December 31,
	2013	2012	2011
Revenue:
Rig Technology	$11,716	$10,107	$7,788
Petroleum Services & Supplies	7,184	6,967	5,654
Distribution & Transmission	5,117	3,927	1,873
Eliminations	(1,148)	(960)	(657)

Total Revenue	$22,869	$20,041	$14,658

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

Beginning in early 2004, increasing oil and gas prices led to steadily rising levels of drilling activity throughout the world. Concerns about the long-term availability of oil and gas supply also began to build. Consequently, the worldwide rig count increased 11% in 2006, 2% in 2007, and 7% in 2008. As a result of higher cash flows realized by many of the Company’s customers, as well as the long-term concerns about supply-demand imbalance and the need to replace aging equipment, market conditions for capital equipment purchases improved significantly between 2006 and 2007, resulting in higher backlogs for the Company at the end of 2008 compared to the end of 2006 and 2007. However, as a result of the financial crisis and significantly lower commodity prices, the worldwide drilling rig count declined 31% in 2009 and customers were far less willing to commit to major capital equipment purchases in 2009. As a result, our order rates were substantially lower in 2009. In 2010, as the financial crisis eased and oil prices recovered, order rates began to improve across a broad array of rig equipment, with a particular focus on continued build out of the deepwater fleet. Each year 2011, 2012 and 2013 saw a further improvement in order rates as commodity prices remained at levels supporting sustained capital spending by our customers. However, the global rig count decreased 3% in 2013 compared to 2012 after rising by 1.5% in 2012 compared to 2011. Backlog for the Company was approximately $16.2 billion at December 31, 2013 compared to approximately $11.9 billion and $10.2 billion for December 31, 2012 and 2011, respectively.

In 2011, 2012 and 2013, most of the Company’s revenue from Rig Technology resulted from major capital expenditures of drilling contractors, well servicing companies, and oil companies on rig construction and refurbishment, and well servicing equipment. These capital expenditures are influenced by the amount of cash flow that contractors and service companies generate from drilling, completion, and remediation activity; as well as by the availability of financing, the outlook for future drilling and well servicing activity, and other factors. Generally, the Company believes the demand for capital equipment lags increases in the level of drilling activity. Most of the remainder of the Rig Technology segment’s revenue is related to the sale of spare parts and consumables, the provision of equipment-repair services, and the rental of equipment, which the Company believes are generally determined directly by the level of drilling and well servicing activity.

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

Rig Technology

The Company has a long tradition of pioneering innovations in drilling and well servicing equipment which improve the efficiency, safety, and cost of drilling and well servicing operations. The Rig Technology segment designs, manufactures and sells a wide variety of top drives, automated pipe handling systems, motion compensation systems, rig controls, BOPs, handling tools, drawworks, risers, rotary tables, mud pumps, cranes, drilling motors, turret mooring systems and other products for FPSOs and other offshore vessels and terminals, and other drilling equipment for both the onshore and offshore markets. Rig Technology also manufactures entire rig packages, both drilling and workover, in addition to well servicing equipment such as coiled tubing units, pressure pumping equipment, and wireline winches. The Rig Technology segment sells directly to drilling contractors, shipyards and other rig fabricators, well servicing companies, national oil companies, major and independent oil and gas companies, supply stores, and pipe-running service providers. Rig Technology rents and sells proprietary drilling rig instrumentation packages and control systems which monitor various processes throughout the drilling operation, under the name MDTM /TotcoTM (“Instrumentation”). Demand for its products, several of which are described below, is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.

Land Rig Packages. The Company designs, manufactures, assembles, upgrades, and supplies equipment sets to a variety of land drilling rigs, including those specifically designed to operate in harsh environments such as the Arctic Circle and the desert. Our key land rig product names include the Drake™ Rig, Ideal™ Rig and Rapid RigTM. The Company’s recent rig packages are designed to be safer and fast moving, to utilize AC technology, and to reduce manpower required to operate a rig.

Top Drives. The TDS™ Top Drive Drilling System, originally introduced by the Company in 1982, significantly alters the traditional drilling process. The TDS rotates the drill stem from its top, rather than by the rotary table, with a large electric motor affixed to rails installed in the derrick that traverses the length of the derrick to the rig floor. Therefore, the TDS eliminates the use of the conventional rotary table for drilling. Components of the TDS also are used to connect additional joints of drill pipe to the drill stem during drilling operations, enabling drilling with three joints of drill pipe compared to traditionally drilling with one joint of drill pipe. Additionally, the TDS facilitates horizontal and extended reach drilling.

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

Mud Pumps. Mud pumps are high pressure pumps located on the rig that force drilling mud down the drill pipe, through the drill bit, and up the space between the drill pipe and the drilled formation (the “annulus”) back to the surface. These pumps, which generate pressures of up to 7,500 psi, must therefore be capable of displacing drilling fluids several thousand feet down and back up the well bore. The conventional mud pump design, known as the triplex pump, uses three reciprocating pistons oriented horizontally. The Company has introduced the HEX™ Pump, which uses six pumping cylinders, versus the three used in the triplex pump. Along with other design features, the greater number of cylinders reduces pulsations (or surges) and increases the output available from a given footprint. Reduced pulsation is desirable where downhole measurement equipment is being used during the drilling process, as is often the case in directional drilling.

Hoisting Systems. Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and to lower casing into the wellbore. The drawworks is the heart of the hoisting system. It is a large winch that spools off or takes in the drilling line, which is in turn connected to the drill stem at the top of the derrick. The drawworks also plays an important role in keeping the weight on the drill bit at a desired level. This task is particularly challenging on offshore drilling rigs, which are subject to wave motion. To address this, the Company has introduced the AHD™ Active Heave Drilling Drawworks. The AHD Drawworks uses computer-controlled motors to compensate for the motion experienced in offshore drilling operations.

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

Blowout Preventers (BOPs). BOPs are devices used to seal the space between the drill pipe and the borehole and, if necessary, to also shear the drill pipe itself to prevent blowouts (uncontrolled flows of formation fluids and gases to the surface). The Rig Technology segment manufactures a wide array of BOPs used in various applications from deepwater offshore vessels to land rigs. Ram and annular BOPs are back-up devices that are activated only if other techniques for controlling pressure in the wellbore are inadequate. When closed, these devices prevent normal rig drilling operations. Ram BOPs seal the wellbore by hydraulically closing rams (thick heavy blocks of steel) against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole.

In 1998, the Company introduced the NXTTM ram type BOP which eliminates door bolts, providing significant weight, rig-time, and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes. In 2004, the Company introduced the LXTTM ram type of BOP, which features many of the design elements of the NXTTM, but is targeted at the land market. Over the past 5 years considerable focus has been placed on robustness and reliability in the fundamental design of the equipment with extensive testing being performed in the new R&D facility opened in 2012. In 2013, the Company acquired the T3 BOP product line further expanding its market offering of reliable, field proven designs for land based drilling applications.

The ShearMaxTM line of low force BOP shear rams released in 2010 add substantial tubular shearing capability to the Company’s line of pressure control equipment, including the capability to shear large drill pipe tool joints, previously unheard of in the industry. This innovative shear blade design utilizes patented “Puncture Technology” to reduce the shearing pressures 50% or more and in some cases as much as five times lower. The ShearMax Blind shear provides a shear-and-seal design for drill pipe, while the Casing and TJC shears address casing up to 16” OD and most tool joints up to 2” wall thickness, respectively.

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

Instrumentation. The Company’s Instrumentation business provides drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. In 1999, the Company introduced its RigSenseTM Wellsite Information System, which combines leading hardware and software technologies into an integrated drilling rig package. Access of drilling data is provided to offsite locations, enabling company personnel to monitor drilling operations from an office environment, through a secure link. Systems are both sold and rented, and are comprised of hazardous area sensors placed throughout the rig to measure critical drilling parameters; all networked back to a central command station for review, recording and interpretation. The Company offers unique business integration services to directly integrate information into business applications that improves accuracy and assists drilling contractors in managing their drilling business. Reports on drilling activities and processes are now provided from the rig site as a part of the DrillSuite™ business solution to allow contractors to streamline administration by eliminating manual entry of data, promotes accurate payroll processing and invoicing, and includes asset tracking and preventive maintenance management through its RigMS™ solution. The real time information provided also allows the Company to advance the drilling process using advanced drilling algorithms and electronic controls such as our Wildcat™ Auto Drilling System for better execution of the well plan, enhanced rates of penetration, reduced program costs, and improved wellbore quality. Complementing the Company’s surface solutions is a portfolio of Down-Hole Instrumentation (“DHI”) products for both straight-hole and directional markets. Key advancements in this area include the introduction of the Company’s time saving E-Totco™ Electronic Drift Recorder, which serves as an electronic equivalent to the traditional mechanical drift tool that the Company has offered since 1929.

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

Customers and Competition. Rig Technology sells directly to drilling contractors, rig fabricators, well servicing companies, pressure pumping companies, national oil companies, major and independent oil and gas companies, and also through distribution companies. Demand for its products is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.

The products of the Rig Technology segment are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development, or improved availability and delivery. The segment’s primary competitors are Aker Solutions; American Electric Technologies; American Block; AXON Energy Products; Bentec (a division of Abbot Group); Bomco; Canrig (a division of Nabors Industries); Cavins Oil Well Tools; Cameron International; Coflexip (a division of Technip); Den-Con Tool Company; Forum Energy Technologies; General Electric; Global Energy Services; Hitec Products; Honghua; Huisman; Liebherr; Parveen Industries; Pason Systems; Omron Corporation; Rolls Royce; Siemens; Stewart & Stevenson; Soilmec and Drillmec (a part of the Trevi Group); Seatrax; Tesco Corporation; Wärtsilä and Weatherford International. Management believes that the principal competitive factors affecting its Rig Technology segment are performance, quality, reputation, customer service, availability of spare parts and consumables, breadth of product line and price.

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

In addition to the Company’s TKTM coatings, it also has complementary corrosion control products and services including TK Liners, Tubo-Wrap™, and KC-IPC Connections. TK Liners are fiberglass-reinforced tubes which are inserted into steel line pipe. This safeguards the pipe against corrosion and extends the life of the pipeline. In conjunction with the Thru-KoteTM connection system customers can weld a sleeve for a continuous fiberglass lined pipeline. Tubo-Wrap is a high performance external coating that protects the pipe during installation and from corrosion once the pipeline is in place. KC-IPC Connections use a modified American Petroleum Institute (“API”) coupling to create a “gas-tight” seal that prevents corrosion and turbulence in the critical connections of tubulars while protecting the internal plastic coating at the highly loaded contact points.

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

In addition, the Company applies hardbanding material to drill pipe, to enhance its wear characteristics and reduce downhole casing wear as a result of the drilling process. In 2002, the Company introduced its proprietary line of hardbanding material, TCS 8000™. The Company also cleans, straightens, inspects and coats sucker rods at 11 facilities throughout the Western Hemisphere. Additionally, new sucker rods are inspected before they are placed into service, to avoid premature failure, which can cause the oil well operator to have to pull and replace the sucker rod.

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

In recent years, the depth and complexity of the wells customers drill, as well as the specifications and requirements of the drill pipe they purchase, have substantially increased. A majority of the drill pipe sold is required to meet specifications exceeding minimum API standards. The Company offers a broad line of premium drilling products designed for the offshore, international and domestic drilling markets. The Company’s premium drilling products include its proprietary lines of XTTM and TurboTorqueTM connections and large diameter drill pipe that delivers hydraulic performance superior to standard sizes.

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

NOV IntelliServ. NOV IntelliServ is a joint venture between the Company and Schlumberger, Ltd. in which the Company holds a 55% interest and maintains operational control. NOV IntelliServ provides wellbore data transmission services that enable high-speed communication up and down the drill string throughout drilling and completion operations that are undertaken during the construction of oil and gas wells. NOV IntelliServ’s core product, “The IntelliServTM Broadband Network”, was commercialized in February 2006 and incorporates various proprietary mechanical and electrical components into the Company’s premium drilling tubulars to enable data transmission rates that are currently up to 20,000 times faster than mud pulse, the current industry standard. The IntelliServ Broadband Network also permits virtually unlimited real-time actuation of drilling tools and sensors at the bottom of the drill string, a process that conventionally requires the time consuming return of tools to the surface. NOV IntelliServ offers its products and services on a rental basis to oil and gas operators.

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

Fiberglass & Composite Tubulars. When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name StarTM, and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Through further acquisitions and investments in technologies, the Company has extended its fiberglass and composite tubing offering into industrial and marine applications, in addition to its oilfield market.

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

In 2012, the Company acquired Fiberspar Corporation (“Fiberspar”). See Note 4 to the Consolidated Financial Statements for information regarding acquisitions made by the Company in 2012. Fiberspar, which is now part of the Company’s Fiber Glass Systems business, manufactures and sells fiberglass-reinforced spoolable pipe to the oil and gas industry. This fiberglass-reinforced spoolable pipe provides a reliable, corrosion-resistant, cost-effective solution for tubulars used during the production and transportation of oil and gas. Fiberspar has manufacturing plants in Houston, TX and Johnstown, Colorado, with 17 deployment centers (stocking locations) for its products in the U.S., Canada and Australia.

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

The broad spectrum of bottom hole assembly (“BHA”) components offered by NOV Downhole is unique within the industry and is the result of the Company’s strategic consolidation of several key acquisitions, including: NQL Energy Services, Inc., a leading manufacturer and provider of downhole drilling tools; Gammaloy Holdings, L.P., a manufacturer and provider of non-magnetic drill collars and other related products; Robbins & Myers, a manufacturer and provider of power section, and the ReedHycalog, Corion, and Andergauge business units of Grant Prideco, a global leader in the design, manufacture and provision of drill bits, variable gauge stabilizers, hydraulically and mechanically actuated under-reamers, specialty coring services and downhole vibration mitigation services.

NOV Downhole manufactures fixed cutter and roller cone drill bits and services its customer base through a technical sales and marketing network in virtually every significant oil and gas producing region of the world. It provides fixed-cutter bit technology under various brand names including Seeker™ directional drill bits, Fusetek™ hybrid drill bits, DuraDiamond™ impregnated bits and Titan™ Ultra aimed at larger bit applications. One of its most important fixed cutter drill bit innovations is a patented manufacturing process that has significantly enhanced the capability of polycrystalline diamond (PDC) cutters. The TReX™, Raptor™, Duraforce™ XD and Helios™ family of cutter technologies increase abrasion resistance (wear life) and thermal abrasion resistance without sacrificing impact resistance (toughness). This technology provides a diamond surface that maintains a sharp, low-wear cutting edge, producing drilling results that exceed conventional standards for PDC bit performance. The Company licenses its manufacturing process to most other providers of PDC bits.

The Company produces roller-cone bits for a wide variety of oil, gas and geothermal drilling applications. Roller-cone bits consist of three rotating cones that have cutting elements, which penetrate the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe or drive system. This cutting mechanism is more suitable than that of fixed cutter bits when drilling large holes, very soft shales, harder formations, or where the geology is changing. NOV Downhole manufactures roller-cone bits with milled teeth for soft formations and with tungsten carbide inserts for harder formations. It also manufactures a unique patented line of bits using a powder-metal forging technology, sold under the brand TuffCutter™. It markets its roller-cone products and technology globally under various brand names including RockForce™, Titan and TuffCutter.

NOV Downhole designs, manufacturers and services a wide array of downhole motors used in straight hole, directional, slim hole, and coiled tubing drilling applications. These motors are sold or leased under the NOV Downhole brand name. The Company also maintains a wide variety of motor power sections, including its proprietary PowerPlus™ and HemiDril™ and Robbins and Myers ERT™ rotors and stators which it incorporates into its own motors as well as sells to third parties. Downhole drilling motors utilize hydraulic horsepower from the drilling fluid pumped down the drill stem to develop torque at the bit. Motors are capable of achieving higher rotary velocities than can generally be achieved using conventional surface rotary equipment. Motors are often used in conjunction with high speed PDC bits to improve rates of penetration.

A key growth segment interlinked with the drilling motor business is Power Sections. NOV Downhole is one of the largest Power Section providers globally with the broadest portfolio of technology enabling drilling efficiency advances for every market segment. Our global Power Section manufacturing and supply footprint enables improved asset utilization for our customers by shortening service deliveries times. The Power Section Product Line sells products (rotors and stators) and services (relines for stators and re-surfacing for rotors) to 3rd party customers and the NOV Downhole motor rental fleet. This is offered for both Conventional and ERT Power Sections.

With the natural evolution of mature fields around the world, NOV Downhole is well positioned to address the sustained growth of Intervention and Well Workovers with a comprehensive offering of industry leading Bowen™ Brand Fishing and Thru-Tubing Tools. We sell and rent Fishing and Thru-Tubing tools to perform retrieval of stuck tools, remove debris, mill bridge plugs and other devices, cut and retrieve tubing and casing, manipulate well flow control devices and much more. Our recently launched TERRAFORCE™ combination Coiled Tubing Milling Jar is proving to be one of our most successful product launches although that can be largely attributed to plug milling work in hydraulically fractured wells.

With the unparalleled growth we have seen in the unconventional hydrocarbons segment over the last decade, the need for our customers to be able to work the BHA to bottom in long horizontal sections has proved to be crucial. This is why we have seen unheralded growth and phenomenal demand for NOV’s AGITATOR™ axial oscillation tool, most notably in the North American shale plays. The AGITATOR oscillation tool gently oscillates the Bottom Hole Assembly to significantly improve weight transfer and reduce friction. This improves weight transfer and reduces stick-slip in all modes of drilling, but especially when oriented drilling with a steerable motor. The AGITATOR oscillation tool provides BHA excitement to improve weight transfer to the bit. Extends the boundaries of extended reach and horizontal drilling with motors. The AGITATOR tool has also been similarly successful when deployed on Coiled Tubing to enable optimum weight-on-tool perform post-fracturing milling and well cleanout work. Additionally a new application of Fishing-with-AGITATOR and associated tools is now proliferating worldwide with very high levels of success, the attributes of the AGITATOR (i.e. low impact, high frequency,) ideally compliments the high impact low frequency of traditional fishing jars.

NOV Downhole also manufactures and sells drilling jars, shock tools, bumper subs and a range of other conventional drilling tools such as non-magnetic drill collars. Drilling jars are placed in the drill string, where they can be used to generate a sudden, jarring motion to free the drill string should it become stuck in the wellbore during the drilling process. This jarring motion is generated using hydraulic and/or mechanical force provided at the surface.

Through its Coring Services business line, NOV Downhole offers coring solutions that enable the extraction of actual rock samples from a drilled well bore and allow geologists to examine the formations at the surface. One of the coring services utilized is the Company’s unique Corion Express™ system which allows the customer to drill and core a well without tripping pipe. Corion Express utilizes wireline retrievable drilling and coring elements which allow the system to transform from a drilling assembly to a coring assembly and also to wireline retrieve the geological core. This capability enables customers to save significant time and expense during the drilling and coring process.

NOV Downhole manufactures, sells and rents electronic tools (eTools) to provide directional and drilling dynamics data to the drilling service companies and O&G Operators while they are drilling a well. Directional Sensors, Steering Tools, Magnetic Multi-shot Tools and Electromagnetic Measurement-While-Drilling Systems are produced by NOV Downhole. These directional eTools, provide a downhole measurement of the azimuth (Magnetic North), well inclination and tool face measurements and store the data in memory or utilize a telemetry pathway (mud pulse, conductive wireline, electromagnetic or Intelliserv Wired Drill Pipe) to transmit the downhole data to the surface. The drilling dynamics tools measures downhole vibration, weight, torque, pressure, temperature, bending and rotational speed and either stores the data in memory or utilizes a telemetry pathway to get the downhole data to the surface. At the surface this data is analyzed and utilized to optimize the well trajectory and to improve the drilling rate-of-penetration by minimizing the bottom hole assembly vibration and by optimizing the drilling weight, torque and RPM.

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

The Integrated Solutions & Optimization group combines two initiatives to add more value to the NOV Downhole portfolio – the ADS expertise in downhole vibration measurement analysis, and the Strategic Integrated Solution methodology for establishing a systems approach to solving client challenges. This high performing Team uses optimization tools and personnel to establish value differentiation between NOV Downhole products and those of the competition. The focus is on the client needs and buying habits, with the intent of maximizing our participation in the current market and being the preferred supplier in a down market. This approach can be utilized strategically within ‘conventional’ districts to grow revenue / market share, but also is a key foundation for the overall Tiered Solutions strategy where we start to supply solutions to drilling challenges, not just tools.

The Performance Drilling and Directional product lines within NOV Downhole, focus on technologies that can be used in the BHA in order to increase performance via higher Rates of Penetration (ROP), deliver a smoother borehole, and / or reduce shock and vibration. Technologies include the V-Stab™ vibration damping tool, and the FluidHammer™ drilling tool which delivers higher ROP in harder drilling formations. This group also develops Rotary Steerable Systems such as the Vertical Drilling Tool (VDT) which is used to drill vertical holes autonomously and the Lateral Drilling Tool (LDT) to improve extended reach drilling.

NOV Downhole Managed Pressure Drilling (MPD) is a newly formed team to support the drilling challenges of our customers and further safety and efficiency to the industry by offering an array of products from NOV Downhole and as well as other business segments of NOV. MPD utilizes specialty equipment and support services to enable improved kick detection and as well broaden the obtainable reserves of many clients by using chokes, manifolds, rotating control devices, continuous circulation systems, downhole sensors and optimized control systems. Applications of the technology are in use within the shale gas fields to ultra-deep-water and expanding rapidly.

Pumps & Expendables. The Company’s Pumps & Expendables business designs, manufactures, and sells pumps that are used in oil and gas drilling operations, well service operations, production applications, as well as industrial applications. These pumps include reciprocating positive displacement and centrifugal pumps. High pressure mud pumps are sold within the Rig Technology segment. These pumps are sold as individual units and unitized packages with drivers, controls and piping. The Company also manufactures fluid end expendables (liners, valves, pistons, and plungers), fluid end modules and a complete line of dies and inserts for pipe handling. The Company offers popular industry brand names like Wheatley, Gaso, and Omega reciprocating pumps, Halco Centrifugal Pumps, Petroleum Expendable Products (“PEP”), and Phoenix Energy Products.

The Company also manufactures a line of commodity and high end valves, chokes, wellhead, and flow line equipment used in both production, pipeline, and drilling applications. Additionally, these products are used to manufacture frac trees and manifolds which are both rented and sold, fabrication of choke and kill, standpipe, cement, and production manifolds. The Company manufactures its products in Houston, Odessa and Marble Falls, Texas; Tulsa and McAlester, Oklahoma; Scott, Louisiana; Newcastle, England, Edinburgh, Scotland, Pune, India, and Buenos Aires, Argentina.

The company manufactures production process equipment such as heater treaters, tanks, pressure vessels, produced water treatment, and sand handling equipment. This is used in both onshore and offshore applications. This equipment is manufactured in Montrose, Scotland, Harvey, Louisiana, Odessa and San Angelo, Texas.

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

Customers and Competition. Customers for the Petroleum Services & Supplies’ tubular products and services include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and other manufacturers, oilfield service companies, steel mills, and other industrial companies. The Company’s competitors in tubular services include, among others, Baker Hughes; Drill Pipe Masters; Frank’s International; Future Pipe; Halliburton; Hanwei; Hilong; Patterson Tubular Services; Precision Tube (a division of Tenaris); ShawCor; Schlumberger; Superior Energy Services; Texas Steel Conversion; Vallourec & Mannesmann and Weatherford International. In addition, the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations that may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, corrosion inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting this business are performance, quality, reputation, customer service, availability of products, spare parts and consumables, breadth of product line and price.

The primary customers for drilling products and services offered by the Petroleum Services & Supplies segment include drilling contractors, well servicing companies, major and independent oil and gas companies, and national oil companies. Competitors in drilling services include Aggreko; Baker Hughes; Cameron International; Circor International; Corpro (a division of ALS); Halliburton; Hunting; Derrick Equipment Company; Fluid Systems; FMC Technologies; Forum Energy Technologies; Logan Oil Tools; Newpark Resources; Schoeller Bleckmann; Step OilTools; Varel; Ulterra Drilling Technologies; Roper Industries; Schlumberger; Southwest Oilfield Products and Weir Group. There are also large number of regional competitors and the Petroleum Services & Supplies segment sells its drilling products and services into highly competitive markets. Management believes that on-site support is becoming an important competitive element in this market, and that the principal competitive factors affecting the business are performance, quality, reputation, customer service, product availability and technology, breadth of product line and price.

Distribution & Transmission

Distribution Services (NOV Wilson). The Distribution Services business unit is a market leader in the provision of supply chain management services to drilling contractors, exploration and production, pipeline operators and downstream energy processors companies around the world. Through its network of approximately 400 branch locations worldwide, this business unit stocks and sells oilfield products including pipe, consumable maintenance, repair and operating supplies, valves, fittings, flanges and spare parts, all of which are needed throughout the drilling, completion and production process, midstream infrastructure development as well as refining and petrochemical businesses. The supplies and equipment stocked by our branches are customized to meet changing and varied local customer demands.

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

Distribution Services’ supply chain solutions for customers include outsourcing the functions of procurement, inventory and warehouse management, logistics, business process, and performance metrics reporting. This solution allows the business unit to leverage the flexible infrastructure of its SAP ERP system to streamline the acquisition process from requisition to procurement to payment, by digitally managing approval routing and workflow, and by providing robust reporting functionality.

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

Within the Transmission business unit, the Mono business serves its customers in various industrial and oil and gas markets by design, manufacturing and distributing key products including progressing cavity pumps, grinders, screens, filters, well-head drives, hydraulic pumping units, rod pumps, plunger lift systems and production automation systems and engineering related systems solutions. This business is highly diversified through its presence in oil and gas and industrial markets, which include waste water treatment, mining, chemical processing, paper and pulp, agriculture, food and beverage, among others. The Mono business supports its international market and customer base through a mixed channel to market model, which includes both direct sales and separate distribution partnership relationships and through National Oilwell Varco’s own network of supply branches. Mono is strengthening its offering by adding new artificial lift technologies, as well as measurement and controls competencies. The 2013 acquisition of Robbins & Myers included the addition of the Moyno™ product line to the Mono business, expanding the progressive cavity pump product line. Additionally, the acquisition expanded the business to include industrial mixing equipment, including mixers, agitators, and heat exchangers.

As part of the Robbins & Myers acquisition, the Transmission business unit also increased its product offerings to include glass lined reactor and storage vessels for use in the chemical, pharmaceutical, and agrichemical markets.

Customers and Competition. The primary customers for Distribution Services include drilling contractors, well servicing companies, major and independent oil and gas companies, national oil companies, refineries, pipeline operators, downstream energy processors, manufacturing companies and industrial companies. Customers for Transmission include local, state and federal agencies, developers, general contractors, major and independent oil and gas companies, waste water treatment plants, underground mines, paper mills, pharmaceutical companies, chemical companies and other industrial companies. Competitors for Distribution Services include Apex Distribution (now part of Russel Metals); Bell Supply; Caterpillar Logistics; Edgen Murray (now a part of Sumitomo); Ferguson Enterprises; Grainger; MRC Global; MSC Industrial Supply; WESCO International and a number of large regional and product-specific competitors. Competitors for Transmission include Northwestern Pipe Company; West Coast Pipe Company and a number of regional competitors (in water pipelines), Valmont; Skycast and Stresscrete and number of regional competitors (in pole products), DeDietrich; Thaletec, 3V Tech and a number of regional competitors (in glass-lined equipment) and Dover; Lufkin Industries (now a part of General Electric); Kudu; Netzsch; PCM and Weatherford International and other regional and industry focused competitors (in pumps and mixers).

2013 Acquisitions and Other Investments

On February 20, 2013, the Company completed its acquisition of all of the shares of Robbins & Myers (“R&M”), Inc., a U.S.-based designer and manufacturer of products and systems for the oil and gas industry. Under the merger agreement for this transaction, R&M shareholders received $60.00 in cash for each common share for an aggregate purchase price of $2,378 million, net of cash acquired.

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

During 2013, in addition to Robbins & Myers, the Company made the following acquisitions:

Acquisition	Form	Operating Segment	Date of Transaction
Fidmash	Stock*	Petroleum Services & Supplies	April 2013
Novmash	Stock*	Petroleum Services & Supplies	April 2013
Itasco Precision Ltd.	Stock	Rig Technology	April 2013
BBJ Tools Inc.	Asset	Petroleum Services & Supplies	June 2013
Moyno de Mexico S.A. de C.V.	Stock*	Distribution & Transmission	August 2013

*	Purchased the remaining portion of joint venture.

The Company paid an aggregate purchase price of $2,397 million, net of cash acquired for acquisitions in 2013.

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

As of December 31, 2013, the Company held a substantial number of United States patents and had several patent applications pending. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets. Expiration dates of such patents range from 2014 to 2033. The Company does not expect significant adverse effects as patents expire.

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

Raw Materials

The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. Since 2006 the Company has experienced rising, declining and stable prices for mild steel and standard grades in line with broader economic activity and has generally seen specialty alloy prices continued to rise, driven primarily by escalation in the price of the alloying agents. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to and adjusting prices on the products it sells. Furthermore, the Company continued to expand its supply base starting in 2006 throughout the world to address its customers’ needs. In 2012 and 2013, the Company witnessed flat to slight increases in steel pricing which was somewhat mitigated by improved sourcing and supply chain practices. The Company anticipates flat to moderate increases in steel pricing in 2014. Higher prices and lower availability of steel and other raw materials the Company uses in its business may adversely impact future periods.

Backlog

The Company monitors its backlog of orders within its Rig Technology segment to guide its planning. Backlog includes orders greater than $250,000 for most items and orders for wireline units in excess of $75,000, and which require more than three months to manufacture and deliver.

Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for equipment at December 31, 2013, 2012 and 2011, was $16.2 billion, $11.9 billion and $10.2 billion, respectively.

Employees

At December 31, 2013, the Company had a total of 63,779 employees, of which 8,796 were temporary employees. Approximately 1,167 employees in the U.S. are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements. The Company believes its relationship with its employees is good.

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

Oil and gas prices have been volatile since 1972. In general, oil prices approximated $18-$22 per barrel from 1991 through 1997, experienced a decline into the low teens in 1998 and 1999, and have generally ranged between $25-$100 per barrel since 2000. In 2008, oil prices were extremely volatile – oil prices rose to $147 per barrel in July 2008 only to fall into the $35-$45 per barrel range in December 2008. Oil prices then recovered since 2009, and rose to $85 per barrel by the end of 2010. Oil prices remained flat in the $90-$100 per barrel range through 2012 and 2013. Domestic spot gas prices generally ranged between $1.80-$2.60 per mmbtu of gas from 1991 through 1999 then experienced spikes into the $10 range in 2001 and 2003. Prices generally ranged between $4.50-$12.00 per mmbtu during 2005-2008. During 2009 through 2011, spot gas prices generally stabilized, dropping into the $3.00-$4.50 per mmbtu range, but declined below $3.00 late in 2011 and throughout much of 2012 before increasing slightly above $3.00 in late 2012. During 2013, prices continued to rise and remained steady in the $3.00-$4.50 per mmbtu range ending the year over $4.00 per mmbtu.

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

As of December 31, 2013, we had a backlog of approximately $16.2 billion of drilling equipment to be manufactured, assembled, tested and delivered by our Rig Technology segment. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely affect our position in the market or subject us to contractual penalties:

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

The Company’s existing contracts for rig equipment generally carry significant down payment and progress billing terms favorable to the ultimate completion of these projects and the majority do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects.

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

Approximately 65% of our revenues in 2013 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Canada, Europe, the Middle East, Africa, Southeast Asia, Latin America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies.

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

We earn revenues, pay expenses, purchase assets and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the Canadian dollar, the Euro, the British pound sterling, the Norwegian krone and the South Korean won. Approximately 65% of our 2013 revenue was derived from sales outside the United States. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenues and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We use derivative financial instruments to mitigate our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $4,537 million (with a fair value of a net asset of $19 million) as of December 31, 2013, to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

The Company has approximately $9.0 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2013. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances occur indicating that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in an increase in balance sheet leverage as measured by debt to total capitalization.

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

We had revenues of approximately 10% of total revenue from one of our customers during the years ended December 31, 2013, 2012 and 2011.

The loss of this customer (Samsung Heavy Industries) or a significant reduction in its purchases could adversely affect our future revenues and earnings. Samsung Heavy Industries is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

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

Risks associated with the separation of our distribution business.

Our planned separation of our distribution business, under the name NOW Inc., is subject to a number of risks, including the following:

Risk of Non-Consummation. Although we expect to distribute 100% of the shares of NOW Inc. common stock to NOV stockholders in the first half of 2014, the distribution remains subject to various conditions, including, but not limited to: (i) the SEC having declared effective NOW Inc.’s registration statement on Form 10 and (ii) the receipt of tax opinions to the effect that the distribution, together with certain related transactions, will qualify as tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). There can be no assurance that any or all of the conditions will be met and that the distribution will be completed in the manner currently contemplated, or at all. In addition, the fulfillment of the conditions does not create any obligations on our part to effect the distribution, and our board of directors has reserved the right, in its sole discretion, to abandon, modify, or change the terms of the distribution.

Risks of Not Obtaining Benefits from the Separation. NOV and NOW Inc. may not realize some or all of the benefits we expect from the separation in the time frame currently contemplated, or at all.

Risks Relating to Less Diversification. If the distribution is completed, our diversification of revenue sources will diminish due to the separation of NOW Inc. from our other businesses, and it is possible that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility as a result.

Risks Relating to Taxes. The IRS no longer issues private letter rulings regarding whether or not a spin-off transaction qualifies for tax-free treatment under Section 355 of the Code. Notwithstanding the tax opinions we are to receive from our legal and tax advisors that the distribution of 100% of the shares of NOW Inc. common stock will qualify as tax-free under such section of the Code, the IRS could determine on audit that the distribution should be treated as a taxable transaction, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, we and/or our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

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

The Company owned or leased over 1,235 facilities worldwide as of December 31, 2013, including the following principal manufacturing, service, distribution and administrative facilities:

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Rig Technology:
Pampa, Texas	Manufacturing Plant	549,095	500	Owned
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964	33	Leased	4/30/2014
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067	38	Owned
Ulsan, South Korea	Fabrication of Drilling Equipment	380,068	51	Owned
Houston, Texas	Bammel Facility, Repairs, Service, Parts, Administrative & Sales Offices	377,750	19	Leased	6/30/2022
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	483,450	34	Owned
Orange, California	Manufacturing & Office Facility	351,418	9	Owned*	12/31/2020
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	233,173	24	Owned
Sugar Land, Texas	Manufacturing Plant, Warehouse & Administrative Offices	223,345	24	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	40	Owned
Carquefou, France	Manufacturing Plant of Offshore Equipment	213,000		Owned
Galena Park, Texas	Manufacturing Plant (Drilling Rigs & Components) & Administrative Offices	191,913	22	Owned
Lafayette, Louisiana	Repair, Services and Spares facility	189,000	17	Leased	9/28/2025
Aberdeen, Scotland	Pressure Control Manufacturing, Administrative & Sales Offices	188,200	5	Leased	8/31/2018
Conroe, Texas	Manufacturing Plant, Administrative & Sales Offices	173,800	13	Leased	1/7/2022
Houston, Texas	Manufacturing Plant of Drilling Rigs & Components, Admin & Sales Offices	170,040	11	Owned
Kristiansand, Norway	Warehouse & Administrative/Sales Offices	167,200	1	Owned
Calgary, Canada	Manufacturing Facility & Administrative Offices	161,321	19	Leased	5/10/2017
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	149,605	3	Leased	1/5/2024
Anderson, Texas	Rolligon Manufacturing Facility, Administrative & Sales Offices	145,727	77	Leased	5/10/2016
Houston, Texas	Administrative Offices (Westchase)	125,494	4	Leased	9/30/2020
Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	93,800	14	Owned
Molde, Norway	Manufacturing Facility of Drilling Equipment	78,000	1	Owned
Etten Leur, Netherlands	Manufacturing Plant & Sales Offices (Drilling Equipment)	75,000	6	Owned
Sogne, Norway	Warehouse and Offices	70,959	4	Leased	12/31/2017
Edmonton, Canada	Manufacturing Plant (Drilling Machinery & Equipment)	70,346	18	Owned
Stavanger, Norway	Manufacturing Facility of Drilling Equipment	41,333	1	Leased	9/30/2015
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	31,633	2	Owned
Aracaju, Brazil	Fabrication of Drilling Equipment	11,195	1	Leased	7/14/2014
New Iberia, Louisiana	Riser Repair Facility	10,000	2	Leased	M-T-M

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Petroleum Services & Supplies:
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	595,965	14	Owned*
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	341,800	35	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400	42	Leased	M-T-M
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Offices	300,000	50	Owned
Little Rock, Arkansas	Manufacturing Facility of Fiber Glass Products	271,924	44	Owned
Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319	14	Leased	3/31/2018
Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse & Offices	238,428	26	Owned
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	212,625	10	Owned
Durham, England	Manufacturing Facility, Warehouse & Administrative Offices	183,100	13	Leased	3/30/2066
Willis, Texas	R&M Manufacturing Facility of Drilling Motors	180,000	32	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	180,000	1	Leased	1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	35	Owned
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	146,668	6	Leased	6/30/2016
McAlester, Oklahoma	Manufacturing Facility of Pumps, Service & Administrative Offices	139,359	25	Owned
San Antonio, Texas	Manufacturing Facility of Fiber Glass Products	120,084	20	Owned
Edmonton, Canada	Manufacturing Facility, Repairs, Assembly, Warehouse & Administrative Offices	112,465	11	Owned
Singapore	Manufacturing Plant of Roller Cone Drill Bits, Shop, Warehouse & Administrative Offices	109,663	5	Leased	4/29/2048
Provo, Utah	Manufacturing Facility of Drilling Products, Fabrication, Warehouse & Administrative Offices	109,026	15	Owned
Aberdeenshire, Scotland	Solids Control Manufacturing Facility, Assembly, Administrative & Sales Offices	107,250	6	Owned
Betim, Brazil	Manufacturing Facility of Fiber Glass Products	96,691	18	Owned
Mineral Wells, Texas	Manufacturing Facility of Fiber Glass Products	95,640	15	Owned
Singapore	Manufacturing Facility of Fiber Glass Products	86,941	2	Leased	10/31/2014
Larose, Louisiana	Generator Rentals & Service, Assembly, Warehouse & Administrative Offices	72,993	11	Leased	6/30/2016
Stonehouse, U.K.	Manufacturing Facility, Inspection Plant & Premium Threading Shop	71,000	4	Owned
Groot-Ammers, Netherlands	Workshop, Warehouse & Offices	61,859	3	Leased	12/31/2018
Beaumont, Texas	Pipe Threading Facility, Fabrication, Warehouse & Administrative Offices	42,786	40	Owned
Dubai, UAE	Service Facility of Solids Control Equipment, Screens & Spare Parts, Inventory Warehouse, Sales, Rentals & Administrative Offices	14,569	1	Leased	10/31/2014
Rio de Janeiro, Brazil	Service and Repair Center, and Distribution Operations	12,116	1	Leased	M-T-M

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned / Leased	Lease Termination Date
Distribution & Transmission:
Schwetzingen, Baden-Württemberg, Germany	Manufacturing Facility of Glass Lined Reactor Vessels	729,890	17	Owned
LaPorte, Texas	Distribution and Warehouse	450,000	20	Leased	8/31/2016
Houston, Texas	Distribution, Warehouse and Administrative Offices	346,000	46	Owned
Springfield, Ohio	Manufacturing Facility of PC Pumps	248,873	12	Owned
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	244,000	11	Owned
Tracy, California	Water Transmission Group / Northern California	164,735	83	Owned
Bogota, Colombia	APCI Fabrication, Coating, Machine shop	146,904	33	Owned
Rancho Cucamonga, California	Water Transmission Group / Southern California	130,600	73	Owned
Anniston, Alabama	Pole Products Manufacture	121,696	20	Leased	1/31/2015
Houston, Texas	Distribution and Warehouse	120,423	19	Owned*	12/31/2021
Lloydminster, Canada	Lloydminster Distribution Operations; Applied Products Facility	114,100	23	Leased	5/31/2019
Edmonton, Canada	Redistribution Center	100,000	7	Leased	1/31/2014
Kailua, Hawaii	KAAPA Quarry	53,980	163	Owned*	12/31/2052
Estevan, Canada	Distribution & Warehouse	27,842	6	Owned
Honolulu, Hawaii	Hawaii Concrete Division Head Quarters	21,215	3	Leased	12/31/2027
Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased	5/31/2017

*	Building owned but land leased.

We own or lease more than 185 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, approximately 450 distribution service centers and 600 service centers that provide inspection and equipment rental worldwide.

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

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price:
High	$74.14	$71.57	$79.83	$84.30	$87.18	$80.67	$84.83	$82.03
Low	$66.26	$64.14	$69.40	$77.77	$70.75	$60.00	$64.40	$64.87
Cash dividends per share	$0.13	$0.26	$0.26	$0.26	$0.12	$0.12	$0.12	$0.13

As of February 7, 2014, there were 3,106 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of (excluding individual participants in securities positions listing) record so the actual number of stockholders is unknown but significantly higher.

Cash dividends aggregated $389 million and $209 million for the years ended December 31, 2013 and 2012, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2008 in National Oilwell Varco, Inc., the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

	12/08	12/09	12/10	12/11	12/12	12/13
National Oilwell Varco, Inc.	$100.00	$185.01	$284.87	$289.82	$293.29	$345.43
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Oil & Gas Equipment & Services	100.00	159.79	222.56	196.56	196.57	256.81

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2013 (1)	2012 (2)	2011	2010	2009
	(in millions, except per share data)
Operating Data:
Revenue	$22,869	$20,041	$14,658	$12,156	$12,712
Operating profit	3,423	3,557	2,937	2,447	2,315
Income before taxes	3,346	3,505	2,922	2,397	2,208
Net income attributable to Company	$2,327	$2,491	$1,994	$1,667	$1,469

Net income per share
Basic	$5.46	$5.86	$4.73	$3.99	$3.53

Diluted	$5.44	$5.83	$4.70	$3.98	$3.52

Cash dividends per share	$0.91	$0.49	$0.45	$0.41	$1.10

Other Data:
Depreciation and amortization	$755	$628	$555	$507	$490
Capital expenditures	$669	$483	$232	$232	$250

Balance Sheet Data:
Working capital	$9,745	$10,029	$6,694	$5,999	$5,084
Total assets	$34,812	$31,484	$25,515	$23,050	$21,532
Long-term debt, less current maturities	$3,149	$3,148	$159	$514	$876
Total Company stockholders’ equity	$22,230	$20,239	$17,619	$15,748	$14,113

(1)	Financial information for prior periods and dates may not be comparable due to the impact of $2.4 billion in business combinations on our financial position and results of operations during 2013.
(2)	Financial information for prior periods and dates may not be comparable due to the impact of $2.9 billion in business combinations on our financial position and results of operations during 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in over 1,235 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; provide expendables and spare parts used in conjunction with our large installed base of equipment; and provide supply chain management services through our distribution network. We also manufacture coiled tubing, manufacture high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results of operations, certain non-GAAP financial measures, including operating profit excluding nonrecurring items, operating profit percentage excluding nonrecurring items and diluted earnings per share excluding nonrecurring items, are provided. See “Non-GAAP Financial Measures and Reconciliations” in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and the worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	2013*	2012*	2011*	% 2013 v 2012	% 2013 v 2011
Active Drilling Rigs:
U.S.	1,761	1,919	1,875	(8.2%)	(6.1%)
Canada	354	365	423	(3.0%)	(16.3%)
International	1,296	1,234	1,168	5.0%	11.0%

Worldwide	3,411	3,518	3,466	(3.0%)	(1.6%)

West Texas Intermediate Crude Prices (per barrel)	$97.91	$94.11	$94.90	4.0%	3.2%

Natural Gas Prices ($/mmbtu)	$3.72	$2.75	$4.00	35.3%	(7.0%)

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2013 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $97.91 per barrel in 2013, an increase of 4% over the average price for 2012 of $94.11 per barrel. The average natural gas price was $3.72 per mmbtu, an increase of 35% compared to the 2012 average of $2.75 per mmbtu. Average rig activity worldwide decreased 3% for the full year in 2013 compared to 2012. The average crude oil price for the fourth quarter of 2013 was $97.34 per barrel and natural gas was $3.84 per mmbtu.

At February 7, 2014, there were 2,392 rigs actively drilling in North America, compared to 2,020 rigs at December 31, 2013; an increase of 18.4% from year end 2013 levels. The price of oil increased to $99.98 per barrel and gas increased to $4.78 per mmbtu at February 7, 2014, representing a 1.8% increase in oil prices and an 11.9% increase in gas prices from the end of 2013.

EXECUTIVE SUMMARY

During 2013 National Oilwell Varco, Inc. earned $2.3 billion in net income attributable to Company, or $5.44 per fully diluted share. Earnings per diluted share decreased 7% from prior year levels of $2.5 billion or $5.83 per fully diluted share. Excluding other costs (as defined in the “Non-GAAP Financial Measures and Reconciliations” in Results of Operations) from both years, diluted earnings per share of $5.52 in 2013 decreased 7% from $5.91 per share in 2012.

During 2013 revenue grew 14% from 2012, to $22.9 billion, and operating profit declined 4% from 2012, to $3.4 billion. Generally, 2013 benefitted from the acquisition of Robbins & Myers as well as higher international drilling activity, which saw international rig counts (as measured by Baker Hughes) increase 5% from 2012. This enabled all three of the Company’s reporting segments to post higher year-over-year revenues in 2012.

For its fourth quarter ended December 31, 2013, the Company generated $658 million in net income attributable to Company, or $1.53 per fully diluted share, on $6.2 billion in revenue. Compared to the third quarter of 2013 revenue increased $485 million or 9% and net income attributable to Company increased $22 million. Compared to the fourth quarter of 2012, revenue increased $487 million or 9%, and net income attributable to Company decreased $10 million or 1%.

The fourth quarter of 2013 included pre-tax other costs of $16 million, the third quarter of 2013 included pre-tax other costs of $10 million and a pre-tax gain of $102 million resulting from the settlement of a legal claim, and the fourth quarter of 2012 included pre-tax other costs of $51 million, and a net $69 million tax benefit related to certain U.S. foreign tax credits in the quarter. Excluding the pre-tax gain, tax benefit and other costs from all periods, fourth quarter 2013 earnings were $1.56 per fully diluted share, compared to $1.34 per fully diluted share in the third quarter of 2013 and $1.49 per fully diluted share in the fourth quarter of 2012.

Operating profit excluding other costs and the litigation gains was $973 million or 15.8% of sales in the fourth quarter of 2013, compared to $853 million or 14.7% of sales in the third quarter of 2013, and $954 million or 16.8% of sales in the fourth quarter of 2012.

Oil & Gas Equipment and Services Market

Worldwide, developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. After rising steadily for six years to peak at around $140 per barrel (West Texas Intermediate Crude Prices) earlier in 2008, oil prices collapsed back to average $43 per barrel during the first quarter of 2009, but slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (although the fourth quarter of 2012 dipped to average $88 per barrel). After trading in the range of $6 to $9 an mmbtu from 2004 to 2008, North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range. In the fourth quarter 2012, gas prices recovered to average $3.40 per mmbtu; and, for the full year 2013, gas prices averaged $3.72 per mmbtu. The gas price collapse appears to be a direct result of rising gas supply out of unconventional shale reservoir development across North America, including gas associated with liquids production from shales.

The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Strengthening oil prices since then have led to steadily rising oil-drilling activity over the past two years.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count increased steadily to 2,026 by late 2011, but began to decline with lower gas prices to average 1,809 rigs for the fourth quarter of 2012. The average U.S. rig count declined to 1,758 rigs in the first quarter of 2013, and remained relatively flat throughout the year. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved. Recently low gas prices have caused operators to trim drilling, driving the average U.S. gas rig count down 58% from the fourth quarter of 2011, to an average of 371 in the fourth quarter of 2013. However, with high oil prices, many have redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. For the fourth quarter of 2013, oil-directed drilling rose to almost 78% of the total domestic drilling effort, and remains near its highest levels in the U.S. since the early 1980’s.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings; but, the international rig count exhibited modest declines nonetheless, falling from its September 2008 peak of 1,108 to 947 in August 2009. Recently international drilling rebounded due to high oil prices, climbing back to average 1,321 rigs in the fourth quarter of 2013.

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

The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (according to RigLogix, nearly 62% of the existing 513 jackup rigs are greater than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at June 30, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased steadily since, as drillers began ordering more than the Company shipped out of backlog, and finished the fourth quarter of 2013 at a record $16.2 billion. Approximately $8.5 billion of these orders are scheduled to flow out as revenue during 2014, with the balance flowing out in 2015 and beyond. Of this backlog, 93% of the total is for equipment destined for offshore operations, with 7% destined for land. Equipment destined for international markets totaled 94% of the backlog.

Segment Performance

The Rig Technology segment generated $11.7 billion in revenues and $2.5 billion in operating profit or 21.5% of sales during 2013. Compared to the prior year, revenues improved 16% while operating profit dollars increased 8% year-over-year. For the fourth quarter of 2013, the segment generated $3.3 billion in revenues and $692 million in operating profit or 20.9% of sales. Compared to the prior quarter, revenues increased $365 million or 12%, and operating profit decreased $14 million. Compared to the fourth quarter of 2012, segment revenues grew $414 million or 14%, and operating profit increased $56 million. Year-over-year operating leverage or flow-through was 14%. Margins have moved down steadily since mid-2010 due to an adverse mix shift in the segment, the addition of lower-margin acquisitions, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Revenue out of backlog increased 20% sequentially and increased 14% year-over-year. Non-backlog revenue, which is predominantly aftermarket spares and services, increased 7% sequentially and increased 15% from the fourth quarter of 2012. Orders for four deepwater floating rig equipment packages, and twenty five drilling equipment packages for jackup rigs, contributed to total order additions to backlog of $3.6 billion during the fourth quarter. Interest in offshore rig construction has remained strong as announced dayrates for deepwater offshore rigs remain strong, rig building costs have stabilized at attractive levels, and financing appears to be available for most established drillers. The segment also benefitted from the shipment of several land rigs in the fourth quarter; and, despite the continued decline in demand for pressure pumping equipment in North America, the segment’s well intervention and stimulation product sales increased 11% sequentially, as unexpected demand in the quarter was filled with existing inventory.

The Petroleum Services & Supplies segment generated $7.2 billion in revenue and $1.2 billion in operating profit, or 16.9% of sales, for the full year 2013. Compared to the prior year, revenue increased 3%, but operating profit declined $289 million, as the 8% year-over-year reduction in the U.S. drilling rig count (as measured by Baker Hughes) led to pricing pressures and under-absorption in a number of the segment’s manufacturing and service facilities. For the fourth quarter of 2013, the segment generated $1.9 billion in revenue and $363 million in operating profit, or 18.9% of sales. Compared to the prior quarter, revenue increased $116 million or 6%, and operating profit increased $42 million, representing 36% incremental operating leverage. Sequentially, drilling and completions activities in Canada continued to improve following the annual seasonal slow-down known as “break-up”. This increase in activity created slight incremental demand for the segment’s products and services, which generated 1% sequential growth for the segment in Canada. In the U.S., a relatively flat rig count, combined with fewer billing days in the quarter due to holidays, led to a 3% sequential decline. Demand in the U.S. for drill pipe and downhole tools remained muted in the quarter due to a still over-supplied U.S. land drilling and well-service market. Internationally, driven by some large year-end project shipments, revenues for the segment increased 18%. Compared to the fourth quarter of 2012, revenues increased $155 million, and operating profit increased $23 million, as both pricing pressures and under-absorbed facilities continue to pressure margins. For the fourth quarter of 2013, approximately 51% of the segment’s sales were into North American markets, and 49% of sales were into international markets.

The Distribution & Transmission segment generated $5.1 billion in revenue and $247 million in operating profit or 4.8% of sales during 2013. Revenues improved 30% from 2012, primarily due to the acquisitions of Wilson during the second quarter of 2012 and CE Franklin during the third quarter of 2012. For the fourth quarter of 2013, the segment generated $1.3 billion in revenue and $60 million in operating profit or 4.8% of sales. Revenues declined $89 million or 7% from the third quarter of 2013, and operating profit decreased $18 million. Compared to the fourth quarter of 2012, revenues decreased $15 million or 1% and operating profit decreased $18 million. Sequentially, revenues declined 8% in the U.S., as the holidays and severe weather disruptions led to fewer billing days in the fourth quarter. Additionally, the segment was challenged as some large project sales into international markets in the third quarter did not repeat in the fourth quarter. The fourth quarter 2013 year-over-year revenue decline is directly attributable to the decline in the U.S. rig count over that same period. For the fourth quarter of 2013, approximately 81% of the group’s sales were into North American markets and 19% into international markets.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Order levels for new deepwater drilling rigs have rebounded sharply, and the Rig Technology segment continues to experience a high level of interest as dayrates for deepwater offshore rigs remain at high levels. Still, margins, which were 20.9% in the fourth quarter of 2013, may continue to be challenged to expand beyond current levels due to lower-margin contributions from recent subsea production equipment acquisitions, a soft outlook for land drilling, workover and pressure pumping equipment markets in North America, low gas and natural gas liquids prices, higher costs of execution due to significantly compressed project timelines, continued flow through of lower priced projects, and incremental expenses to support long-term strategic growth initiatives.

Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution & Transmission segment remains closely tied to the rig count, particularly in North America. The fourth quarter saw U.S. rig counts relatively unchanged from the prior quarter, resulting in an average U.S. rig count in the fourth quarter that was down 3% from the average U.S. rig count in the fourth quarter of 2012. The fourth quarter saw average Canadian rig counts improve almost 9% sequentially and almost 3% year-over-year. As a result, revenues for both segments improved sequentially in Canada; however, for both the U.S. and Canada, pricing and volumes remain under pressure as pressure pumpers, drilling contractors and oil companies continue to carefully scrutinize operating and capital expenditures. Additionally, economic weakness may pressure oil prices, which could lead to further activity declines, particularly among North American operators which may rely on cash flows from gas production and/or external financing to fund their drilling operations. In contrast, activity generally seems to be continuing to increase in most international markets outside North America.

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

Still the recovery of the world economy continues to move forward with a great deal of uncertainty. If such global economic uncertaintanties develop adversely, world oil and gas prices could be impacted which in turn could negatively impact the worldwide rig count and the Company’s future financial results.

Results of Operations

Years Ended December 31, 2013 and December 31, 2012

The following table summarizes the Company’s revenue and operating profit by operating segment in 2013 and 2012 (in millions):

	Years Ended December 31,		Variance
	2013	2012	$	%
Revenue:
Rig Technology	$11,716	$10,107	$1,609	15.9%
Petroleum Services & Supplies	7,184	6,967	217	3.1%
Distribution & Transmission	5,117	3,927	1,190	30.3%
Eliminations	(1,148)	(960)	(188)	19.6%

Total Revenue	$22,869	$20,041	$2,828	14.1%

Operating Profit:
Rig Technology	$2,522	$2,335	$187	8.0%
Petroleum Services & Supplies	1,212	1,501	(289)	(19.3%)
Distribution & Transmission	247	185	62	33.5%
Unallocated expenses and eliminations	(558)	(464)	(94)	20.3%

Total Operating Profit	$3,423	$3,557	$(134)	(3.8%)

Operating Profit %:
Rig Technology	21.5%	23.1%
Petroleum Services & Supplies	16.9%	21.5%
Distribution & Transmission	4.8%	4.7%

Total Operating Profit %	15.0%	17.7%

Rig Technology

Revenue from Rig Technology for the year ended December 31, 2013 was $11,716 million, an increase of $1,609 million (15.9%) compared to the year ended December 31, 2012. Deepwater offshore demand as well as demand in international markets continues to be a driving force for the increase in revenue for Rig Technology as revenue out of backlog contributed $8,740 million in 2013. Increased sales of individual capital components, a continued increase in activity in the Company’s aftermarket and FPSO businesses as well as the acquisition of Robbins & Myers all contributed to the increase in revenue for Rig Technology. In addition, a nonrecurring gain of $102 million was recognized in the third quarter of 2013 related to a legal settlement. North American markets continue to see a decrease in demand for land drilling equipment. This is evidenced by a decrease in rig count in North America from 2012 and has resulted in a steady decline in sales of land rigs and pressure pumping equipment in the U.S. and Canada. The average rig count in the U.S. for the year ended 2013 decreased over 8% compared to the year ended 2012 and decreased 3% in Canada over the same period.

Operating profit from Rig Technology was $2,522 million for the year ended December 31, 2013, an increase of $187 million (8.0%) compared to 2012. Operating profit percentage decreased to 21.5%, from 23.1% in 2012. The decrease in operating profit percentage continues to be primarily due to a shift in product mix as lower priced offshore projects replace projects contracted at higher prices in 2007 and 2008. FPSO revenue continues to increase with operating margins that are dilutive while land rig and pressure pumping equipment revenue, with margins that are generally accretive, continues to decline. In addition, our shipyard customers are compressing delivery schedules which have been leading to increased freight and personnel costs. Expenses associated with acquisition integration efforts, numerous strategic growth initiatives and capacity expansions worldwide have also contributed to the decrease in operating profit percentage.

Included in operating profit are certain other costs which include items such as transaction costs and the amortization of backlog and inventory that was stepped up during purchase accounting. Other costs included in operating profit for Rig Technology were $27 million for the year ended December 31, 2013 and $45 million for the year ended December 31, 2012.

The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $16.2 billion at December 31, 2013, an increase of $4.4 billion (37.0%) from backlog of $11.9 billion at December 31, 2012. At December 31, 2013, approximately 93% of the capital equipment backlog was for offshore products and 7% was for land; and approximately 94% of the capital equipment backlog was for international markets and 6% was for domestic markets.

Petroleum Services & Supplies

Revenue from Petroleum Services & Supplies for the year ended December 31, 2013 was $7,184 million, an increase of $217 million (3.1%) compared to the year ended December 31, 2012. The increase is primarily due to the acquisition of Robbins & Myers during the first quarter of 2013 as well as increased activity internationally as evidenced by the 5% increase in the international rig count in 2013 compared to 2012. These increases were offset to some extent by lower North American drilling activity. Approximately 54% of 2013 revenue for this segment was derived from North American markets and 46% from international markets.

Operating profit from Petroleum Services & Supplies was $1,212 million for the year ended December 31, 2013 compared to $1,501 million for 2012, an decrease of $289 million (19.3%). Operating profit percentage decreased to 16.9% from 21.5% in 2012. This decrease is primarily due to the overall decline in North American market activity which has led to pricing pressures across a number of products in the North American land market, as well as volume declines. Expenses associated with integrating recently acquired companies also contributed to the decrease in operating profit percentages.

Included in operating profit are certain other costs which include items such as transaction costs and the amortization of inventory that was stepped up during purchase accounting. Other costs included in operating profit for Petroleum Services & Supplies were $93 million for the year ended December 31, 2013 and $18 million for the year ended December 31, 2012.

Distribution & Transmission

Revenue from Distribution & Transmission was $ 5,117 million for the year ended December 31, 2013, an increase of $ 1,190 million (30.3%) compared to the year ended December 31, 2012. This increase was primarily attributable to the acquisition of Robbins & Myers during the first quarter of 2013, Wilson during the second quarter of 2012 and CE Franklin during the third quarter of 2012. The increase related to these acquisitions was offset to some extent by lower North American drilling activity. Of the 2013 revenue for the segment, approximately 81% was derived from North American markets and 19% from international markets.

Operating profit from Distribution & Transmission was $247 million for the year ended December 31, 2013, an increase of $62 million (33.5%) compared to $185 million for the year ended December 31, 2012. Operating profit percentage increased to 4.8%, from 4.7% in 2012. This increase is attributable to the increased activity in both Canada and International markets, and the inclusion of other costs related to purchase accounting which is lower in 2013 as compared to 2012. Slightly offsetting the increase is the continued lower overall market activity in the U.S.

Included in operating profit are certain other costs which include items such as transaction costs and the amortization of inventory that was stepped up during purchase accounting. Other costs included in operating profit for Distribution & Transmission were $27 million for the year ended December 31, 2013 and $68 million for the year ended December 31, 2012.

Unallocated expenses and eliminations

Unallocated expenses and eliminations in operating profit were $558 million for the year ended December 31, 2013 compared to $464 million for the year ended December 31, 2012. This increase was primarily due to increased intercompany sales activity for all segments resulting in higher intersegment eliminations.

Interest and financial costs

Interest and financial costs were $111 million for the year ended December 31, 2013 compared to $49 million for the year ended December 31, 2012. This increase is primarily due to an overall increase in average debt during 2013 compared 2012.

Equity Income in Unconsolidated Affiliates

Equity income in unconsolidated affiliates was $63 million for the year ended December 31, 2013 compared to $58 million for the year ended December 31, 2012. This increase was primarily due to increased equity earnings from the Company’s 50.01% investment in Voest-Alpine Tubulars (“VAT”) located in Kindberg, Austria.

Other income (expense), net

Other income (expense), net were expenses of $41 million for the year ended December 31, 2013 compared to expenses of $71 million for the year ended December 31, 2012. The change was primarily due to gains on the sale of certain assets during the second quarter of 2013, offset by foreign exchange losses and increased bank charges and fees.

Provision for income taxes

The effective tax rate for the year ended December 31, 2013 was 30.4%, compared to 29.2% for 2012. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the effect of lower tax rates on income earned in foreign jurisdictions, that is considered to be permanently reinvested, a reduced tax rate in the UK and Norway, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, foreign exchange gains for tax reporting in Norway, and the recognition of increased valuation allowances on certain deferred tax assets associated with excess foreign tax credits carried to future periods.

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

Operating profit from Rig Technology was $2,335 million (which included $45 million in other costs related to acquisitions) for the year ended December 31, 2012, an increase of $282 million (13.7%) compared to 2011. Operating profit percentage decreased to 23.1%, from 26.4% in 2011. Partially contributing to the decrease in operating profit was a decrease in the average margin of revenue out of backlog as contracts signed during 2009 and 2010 contain less favorable margins compared to contracts won during the order ramp-up from 2005 to 2008. Also contributing to the decrease in operating profit were integration costs related to the NKT and Enerflow acquisitions made during the second quarter of 2012 as well as considerable start-up costs associated with construction of an NOV Flexibles plant in Brazil, and the opening of a new Technical College in Korea. Coiled tubing equipment, wireline equipment and land rigs sold later in the year were primarily driven by large international projects that were secured at lower than average margins. Finally, increased FPSO related revenues, with operating profit lower than other parts of this segment, were dilutive to overall Rig Technology operating profit margins.

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

Operating profit from Petroleum Services & Supplies was $1,501 million (which included $18 million in other costs related to acquisitions) for the year ended December 31, 2012 compared to $1,072 million for 2011, an increase of $429 million (40.0%). Operating profit percentage increased to 21.5% up from 19.0% in 2011. This increase is primarily due to increased volume, favorable pricing and cost reductions within most business units within the segment during the first half of 2012 compared to the same period in 2011. However, as the segment moved into the second half of the year, due to the decrease in North American market activity, it began to experience pricing pressures across a number of products in the North American land market, coupled with a shift in product mix, which led to lower margins. Most notably, the continued reduction of North American land activity led to pricing pressures and an overall reduction in volume for the segments downhole tools, fiberglass pipe, coiled tubing, and fluid end expendables products. While decline in various product lines were offset partially with growth in the drill pipe, XL Systems and Tuboscope products, overall margins still continued to decline towards the end of the year.

Distribution & Transmission

Revenue from Distribution & Transmission was $3,927 million for the year ended December 31, 2012, an increase of $2,054 million (109.7%) compared to the year ended December 31, 2011. This increase was primarily attributable to the acquisitions of Wilson during the second quarter of 2012 and CE Franklin during the third quarter of 2012.

Operating profit from Distribution & Transmission was $185 million (which included $68 million in other costs related to acquisitions) for the year ended December 31, 2012, an increase of $50 million (37.0%) compared to $135 million for the year ended December 31, 2011. Operating profit percentage decreased to 4.7%, from 7.2% in 2011. Increased volume, greater cost efficiencies and continued favorable pricing which related to strong demand for this segment contributed to an increase in operating profit percentages for this segment during the first half of 2012. However, the impact of businesses acquired during 2012 combined with lower market activity resulted in margins dropping slightly for the year. In addition, other costs incurred for the expense recognition associated with acquired current assets stepped up to fair value during purchase accounting also contributed to the decrease in operating profit percentage. The majority of the stepped up value related to inventory and was fully amortized by December 31, 2012.

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

Provision for income taxes

The effective tax rate for the year ended December 31, 2012 was 29.2%, compared to 32.1% for 2011. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by the effect of lower tax rates on income earned in foreign jurisdictions, that is considered to be permanently reinvested, foreign dividends net of foreign tax credits, the deduction in the U.S. for manufacturing activities and foreign exchange losses for tax reporting in Norway. The effective tax rate was negatively impacted by the recognition of increased valuation allowances on certain deferred tax assets associated with excess foreign tax credits carried to future periods.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended
	December 31,		September 30, 2013	Years Ended December 31,
	2013	2012		2013	2012	2011
Reconciliation of operating profit:
GAAP operating profit	$957	$903	$946	$3,423	$3,557	$2,937
Litigation gain (1):
Rig Technology	—	—	(102)	(102)	—	—
Other costs (2):
Rig Technology	5	12	2	27	45	17
Petroleum Services & Supplies	3	15	3	93	18	23
Distribution & Transmission	8	24	4	27	68	1

Operating profit excluding nonrecurring items	$973	$954	$853	$3,468	$3,688	$2,978

	Three Months Ended
	December 31,		September 30, 2013	Years Ended December 31,
	2013	2012		2013	2012	2011
Reconciliation of operating profit %:
GAAP operating profit %	15.5%	15.9%	16.3%	15.0%	17.7%	20.0%
Nonrecurring items %	0.3%	0.9%	(1.6%)	0.2%	0.7%	0.3%

Operating profit % excluding nonrecurring items	15.8%	16.8%	14.7%	15.2%	18.4%	20.3%

	Three Months Ended
	December 31,		September 30, 2013	Years Ended December 31,
	2013	2012		2013	2012	2011
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.53	$1.56	$1.49	$5.44	$5.83	$4.70
Litigation gain (1)	—	—	(0.17)	(0.17)	—	—
Other costs (2)	0.03	0.09	0.02	0.25	0.24	0.07
Tax Benefits (3)	—	(0.16)	—	—	(0.16)	—

Earnings per share excluding nonrecurring items	$1.56	$1.49	$1.34	$5.52	$5.91	$4.77

(1)	Included in Rig Technology revenue and operating profit for the three months ended September 30, 2013 and for the year ended December 31, 2013, is a $102 million gain resulting from a legal settlement.
(2)	Other costs primarily include items such as transaction costs and the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, items which are included in operating profit. For the three months and for the year ended December 31, 2013, other costs included in operating profit were $16 million and $147 million, respectively. For the three months and for the year ended December, 2012, other costs included in operating profit were $51 million and $131 million, respectively. Other costs for the three months ended September 30, 2013 totaled $9 million. Certain other costs that are included in other income(expense), net were nil and $9 million for the three months and for the year ended December 31, 2013, respectively; $9 million and $12 million for the three months and for the year ended December 31, 2012, respectively; and $1 million for the three months ended September, 2013.
(3)	Includes a net $69 million tax benefit related to certain U.S. foreign tax credits arising in the three months ended December 31, 2012. These credits resulted from a strategic reorganization of certain foreign operations to more fully integrate recently acquired businesses.

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

At December 31, 2013, the Company had cash and cash equivalents of $3,436 million, and total debt of $3,150 million. At December 31, 2012, cash and cash equivalents were $3,319 million and total debt was $3,149 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $3,436 million of cash and cash equivalents at December 31, 2013, approximately $3,102 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, the Company may choose to borrow against its $3.5 billion revolving credit facility. In August 2013, the Company initiated a commercial paper program, supported by its revolving credit facility.

The Company’s outstanding debt at December 31, 2013 was $3,150 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, and other debt of $7 million.

At December 31, 2013, there were $947 million in outstanding letters of credit issued, resulting in $2,553 million of funds available under the Company’s revolving credit facility.

The Company also had $3,056 million of additional outstanding letters of credit at December 31, 2013, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advance payment bonds and performance bonds.

The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$3,397	$620	$2,143
Net cash used in investing activities	(2,964)	(3,428)	(1,458)
Net cash provided by (used in) financing activities	(305)	2,583	(464)

Operating Activities

2013 vs 2012. Net cash provided by operating activities was $3,397 million in 2013 compared to net cash provided by operating activities of $620 million in 2012. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $2,328 million plus non-cash charges of $422 million and $66 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $63 million in equity income. Net changes in operating assets and liabilities, net of acquisitions, provided $488 million in 2013 compared to $2,536 million used in 2012. This shift was primarily the result of increased cash collections in 2013, as prepayments and milestone invoicing outpaced costs incurred on projects. Further, greater fourth quarter 2013 equipment and product sales combined with improved inventory management led to a $396 million inventory reduction in 2013. Cash tax payments in 2013 were also down compared to 2012.

2012 vs 2011. Net cash provided by operating activities was $620 million in 2012 compared to net cash provided by operating activities of $2,143 million in 2011. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $2,483 million plus non-cash charges of $628 million and $61 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $58 million in equity income. Net changes in operating assets and liabilities, net of acquisitions, used $2,536 million in 2012 compared to $164 million used in 2011. Due to an increase in market activity during 2012 compared to 2011, revenue and backlog increased which is reflected in increased accounts receivable as well as a buildup in inventory. Increased market activity during 2012 also resulted in higher taxes paid, higher accounts payable and an increase in both costs in excess of billings and billings in excess of costs with costs incurred on major rig projects outpacing customer progress and milestone invoicing.

Investing Activities

2013 vs 2012. Net cash used in investing activities was $2,964 million in 2013 compared to net cash used in investing activities of $3,428 million in 2012. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures. The Company used approximately $2.5 billion for the purpose of acquiring Robbins & Myers during the first quarter of 2013. For the acquisition of Robbins & Myers, the Company borrowed approximately $1.4 billion under the $3.5 billion revolving credit facility and used approximately $1.1 billion of cash on hand to fund the acquisition. By the end of 2013, the Company repaid all of $1.4 billion initially borrowed under its revolving credit facility. Due to the continued growth in the Company worldwide both organically and through acquisitions, the Company used $669 million during 2013 for capital expenditures compared to $583 million for 2012.

2012 vs 2011. Net cash used in investing activities was $3,428 million in 2012 compared to net cash used in investing activities of $1,458 million in 2011. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which increased in 2012 compared to 2011. The Company used $2,880 million for the purpose of strategic acquisitions during 2012 compared to $1,038 million in 2011. In addition, due to the continued growth in the Company worldwide, both organically and through acquisition, the Company used $583 million during 2012 for capital expenditures compared to $483 million in 2011. During 2012, the Company used a combination of its cash on hand, borrowings from its revolving credit facility and the issuance of Senior Notes to fund its acquisitions and capital expenditures.

Financing Activities

2013 vs 2012. Net cash used in financing activities was $305 million in 2013 shifting from net cash provided by financing activities of $2,583 million in 2012. The change was primarily due to a decrease in net borrowings during 2013 and the Company receiving lower proceeds from stock options exercised compared to 2012. In addition, the Company doubled its quarterly dividend beginning in the second quarter of 2013.

2012 vs 2011. Net cash provided by financing activities was $2,583 million in 2012 compared to net cash used in financing activities of $464 million in 2011. The change related to a shift from the Company primarily repaying debt during 2011 to the Company refinancing its revolving credit facility, expanding it to $3.5 billion, and issuing three truanches of Senior Notes for a total of $3.0 billion in Senior Notes during 2012. Funds received as a result of borrowing in 2012 were used to finance working capital and acquisitions and to make tax payments. Proceeds from stock options exercised increased to $113 million during the year ended December 31, 2012 compared to $96 million for the year ended December 31, 2011. The Company again increased its dividend to $209 million during the year ended December 31, 2012 compared to $191 million for the year ended December 31, 2011.

Other

The effect of the change in exchange rates on cash flows was a decrease of $11 million, an increase of $9 million and a decrease of $19 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the revolving credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

A summary of the Company’s outstanding contractual obligations at December 31, 2013 is as follows (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Total debt	$3,150	$1	$153	$500	$2,496
Operating leases	1,306	280	356	203	467

Total Contractual Obligations	$4,456	$281	$509	$703	$2,963

Commercial Commitments:
Standby letters of credit	$4,003	$1,905	$1,431	$526	$141

As of December 31, 2013, the Company entered into two capital lease agreements each covering a period of 25 years, totaling approximately $490 million. The first lease becomes effective in 2014 and the second in 2016.

As of December 31, 2013, the Company had $127 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements included in this Report.

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

Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage-of-completion contracts. Based upon an analysis of percentage-of-completion contracts for all open contracts outstanding at December 31, 2012 and 2011 adjustments (representing the differences between the estimated and actual results) to all outstanding contracts resulted in net decreases to gross profit margins of 0.69% ($58 million on $8.4 billion of outstanding contracts) and 0.78% ($78 million on $9.6 billion of outstanding contracts) for the years ended December 31, 2013 and 2012, respectively. While the Company believes that its estimates on outstanding contracts at and in future periods will continue to be reasonably dependable under percentage-of-completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $11 billion at December 31, 2013.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2013 and 2012, allowance for bad debts totaled $132 million and $120 million, or 2.6% and 2.7% of gross accounts receivable, respectively.

Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in estimates could become material in future periods.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2013 and 2012, inventory reserves totaled $396 million and $338 million, or 6.6% and 5.4% of gross inventory, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $9.0 billion of goodwill and $0.6 billion of other intangible assets with indefinite lives as of December 31, 2013. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include, but not limited to: further sustained declines in worldwide rig counts below current analysts’ forecasts, further collapse of spot and futures prices for oil and gas, significant additional deterioration of external financing for our customers, higher risk premiums or higher cost of equity.

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

The annual impairment test is performed during the fourth quarter of each year. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts. During the review of its 2013 annual impairment test, the calculated fair values for all of the Company’s reporting units were considered substantially in excess of the respective reporting unit’s carrying value. Also, the fair value for all of the Company’s intangible assets with indefinite lives were considered substantially in excess of the respective asset carrying values, with one exception. This intangible asset, which represents a trade name within the Company’s Petroleum Services & Supplies segment, had a calculated fair value approximately 13% in excess of its carrying value. Using the discounted cash flows approach, a decrease in the forecasted revenues of 20%, and/or an increase in the discount rate by 200 basis points could yield an impairment of approximately $25 million to $75 million. Based on its analysis, the Company did not report any impairment of goodwill and other indefinite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011.

Purchase Price Allocation of Acquisitions

The Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and recognizes them when they are incurred. At December 31, 2013 and 2012, service and product warranties totaled $228 million and $194 million, respectively.

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

The Company maintains liabilities for uncertain tax positions in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Uncertain tax positions primarily include potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for uncertain tax positions under the guidance in ASC Topic 740 “Income Taxes” (“ASC Topic 740”). However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.

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

The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $6,045 million and $4,620 million at December 31, 2013 and 2012, respectively. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2013, 2012 and 2011, the Company reported foreign currency losses of $26 million, $21 million and $10 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2013 (in millions except for rates):

	As of December 31, 2013			December 31,
Functional Currency	2014	2015	Total	2012
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	229	—	229	511
Average USD to CAD contract rate	1.0669	—	1.0669	0.9895
Fair Value at December 31, 2013 in U.S. dollars	1	—	1	5
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	51		51	255
Average USD to CAD contract rate	1.0485		1.0230	1.0230
Fair Value at December 31, 2013 in U.S. dollars	(1)	—	(1)	6
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	9	—	9	7
Average USD to EUR contract rate	0.7596	0.7429	0.7590	0.7711
Fair Value at December 31, 2013 in U.S. dollars	1	—	1	—
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	343	1	344	205
Average USD to EUR contract rate	0.7401	0.7429	0.7401	0.7687
Fair Value at December 31, 2013 in U.S. dollars	9	—	9	4
KRW Buy USD/Sell KRW:
Notional amount to buy (in South Korean won)	—	—	—	261
Average USD to KRW contract rate	—	—	—	918.8186
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	195,020	—	195,020	697
Average USD to KRW contract rate	1,114	—	1,114	1,013
Fair Value at December 31, 2013 in U.S. dollars	10	—	10	—

	As of December 31, 2013			December 31,
Functional Currency	2014	2015	Total	2012
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	11	—	11	47
Average USD to GBP contract rate	0.6142	—	0.6142	0.6149
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	66	7	73	37
Average USD to GBP contract rate	0.6208	0.6138	0.6201	0.6347
Fair Value at December 31, 2013 in U.S. dollars	2	—	2	2
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	6	9	15	—
Average CAD to USD contract rate	0.9464	0.9399	0.9431	—
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	57	14	71	42
Average DKK to USD contract rate	0.1810	0.1826	0.1813	0.1743
Fair Value at December 31, 2013 in U.S. dollars	1	—	1	—
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	609	164	773	664
Average EUR to USD contract rate	1.3371	1.3559	1.3411	1.3095
Fair Value at December 31, 2013 in U.S. dollars	18	3	21	8
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	31	11	42	18
Average GBP to USD contract rate	1.5756	1.5845	1.5779	1.6044
Fair Value at December 31, 2013 in U.S. dollars	1	—	1	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	1,257	620	1,877	1,065
Average NOK to USD contract rate	0.1650	0.1627	0.1642	0.1671
Fair Value at December 31, 2013 in U.S. dollars	(20)	(8)	(28)	66
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	9	5	15	31
Average SGD to USD contract rate	0.7967	0.7965	0.7966	0.8115
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	2	—	2	—
Average CAD to USD contract rate	0.9614	—	1.3625	—
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	11	—	11	12
Average DKK to USD contract rate	1.3625	—	1.3625	0.1749
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Notional amount to sell (in U.S. dollars)	190	—	190	141
Average EUR to USD contract rate	1.3625	—	1.3109	1.3109
Fair Value at December 31, 2013 in U.S. dollars	(2)	—	(2)	(1)
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	335	51	385	274
Average NOK to USD contract rate	0.1658	0.1610	0.1634	0.1723
Fair Value at December 31, 2013 in U.S. dollars	6	—	6	(10)

	As of December 31, 2013			December 31,
Functional Currency	2014	2015	Total	2012
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	1	—
Average SGD to USD contract rate	0.8000	—	0.8000	—
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	64	—	64	47
Average RUB to USD contract rate	0.0298	—	0.0298	0.0320
Fair Value at December 31, 2013 in U.S. dollars	(1)	—	(1)	—
Sell SEK/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	1	—
Average SEK to USD contract rate	0.1529	—	0.1529	—
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	111	—	111	111
Average DKK to USD contract rate	5.61	—	5.6126	5.6126
Fair Value at December 31, 2013 in U.S. dollars	—	—	—	—
Other Currencies
Fair Value at December 31, 2013 in U.S. dollars	(2)	1	(1)	6

Total Fair Value at December 31, 2013 in U.S. dollars	23	(4)	19	86

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $875 million and translation exposures totaling $561 million as of December 31, 2013, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $57 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $56 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Historically, the Venezuelan government has devalued the country’s currency. During the first quarter of 2013, the Venezuelan government again officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company incurred approximately $12 million in devaluation charges in the first quarter of 2013. The Company’s net investment in Venezuela was $39 million at December 31, 2013.

Interest Rate Risk

At December 31, 2013, our long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,400 million in 2.60% Senior Notes and $1,100 million in 3.95% Senior Notes. We occasionally have borrowings under our credit facility, and a portion of these borrowings could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 63 and is incorporated herein by reference.

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

Incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2013, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of warrants and rights (a)	Weighted- average exercise price of outstanding rights (b)	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	10,636,193	$53.46	14,517,843
Equity compensation plans not approved by security holders	—	—	—

Total	10,636,193	$53.46	14,517,843

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights; however, none are anticipated during 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1) Financial Statements

The following financial statements are presented in response to Part II, Item 8:

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.13	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.14	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (12)

10.15	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (12)

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (12)

10.17	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (12)

10.18	Employment Agreement dated as of January 1, 2004 between Jeremy Thigpen and National Oilwell. (Exhibit 10.1) (13)

10.19	First Amendment to Employment Agreement dated as of December 22, 2008 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.2) (13)

10.20	Second Amendment to Employment Agreement dated as of December 31, 2009 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.3) (13)

10.21	Form of Performance Award Agreement (Exhibit 10.1) (14)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (15)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.
(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.

(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(15)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

NATIONAL OILWELL VARCO, INC.

Dated: February 14, 2014	By:	/s/ MERRILL A. MILLER, JR.
Merrill A. Miller, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Clay C. Williams and Jeremy D. Thigpen, and each of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ MERRILL A. MILLER, JR. Merrill A. Miller, Jr.	Chairman and Chief Executive Officer	February 14, 2014

/s/ JEREMY D. THIGPEN Jeremy D. Thigpen	Senior Vice President and Chief Financial Officer	February 14, 2014

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2014

/s/ GREG L. ARMSTRONG	Director	February 14, 2014
Greg L. Armstrong

/s/ ROBERT E. BEAUCHAMP	Director	February 14, 2014
Robert E. Beauchamp

/s/ BEN A. GUILL	Director	February 14, 2014
Ben A. Guill

/s/ DAVID D. HARRISON	Director	February 14, 2014
David D. Harrison

/s/ ROGER L. JARVIS	Director	February 14, 2014
Roger L. Jarvis

/s/ ERIC L. MATTSON	Director	February 14, 2014
Eric L. Mattson

/s/ JEFFERY A. SMISEK	Director	February 14, 2014
Jeffery A. Smisek

/s/ CLAY C. WILLIAMS	Director	February 14, 2014
Clay C. Williams

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

On February 20, 2013, the Company acquired Robbins & Myers. For purposes of determining the effectiveness of the Company’s internal control over financial reporting, as disclosed in this report, management has excluded the internal controls of Robbins & Myers from its evaluation. The acquired business represented approximately 8% of our consolidated total assets at December 31, 2013, and 3% of consolidated revenues and 4% of our consolidated operating profit for the year ended December 31, 2013.

Management has used the 1992 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Merrill A. Miller, Jr.

Merrill A. Miller, Jr.

Chairman and Chief Executive Officer

/s/ Jeremy D. Thigpen

Jeremy D. Thigpen

Senior Vice President and Chief Financial Officer

Houston, Texas

February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). National Oilwell Varco, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Robbins & Myers, which is included in the 2013 consolidated financial statements of the Company and constituted approximately 8% of consolidated total assets at December 31, 2013, and 3% of consolidated revenues and 4% of consolidated operating profit for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also did not include the evaluation of internal control over financial reporting of Robbins & Myers.

In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of National Oilwell Varco, Inc. and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 14, 2014

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,436	$3,319
Receivables, net	4,896	4,320
Inventories, net	5,603	5,891
Costs in excess of billings	1,539	1,225
Deferred income taxes	373	349
Prepaid and other current assets	576	574

Total current assets	16,423	15,678
Property, plant and equipment, net	3,408	2,945
Deferred income taxes	372	413
Goodwill	9,049	7,172
Intangibles, net	5,055	4,743
Investment in unconsolidated affiliates	390	393
Other assets	115	140

Total assets	$34,812	$31,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,275	$1,200
Accrued liabilities	2,763	2,571
Billings in excess of costs	1,771	1,189
Current portion of long-term debt and short-term borrowings	1	1
Accrued income taxes	556	355
Deferred income taxes	312	333

Total current liabilities	6,678	5,649
Long-term debt	3,149	3,148
Deferred income taxes	2,292	1,997
Other liabilities	363	334

Total liabilities	12,482	11,128

Commitments and contingencies
Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 428,433,703 and 426,928,322 shares issued and outstanding at December 31, 2013 and December 31, 2012	4	4
Additional paid-in capital	8,907	8,743
Accumulated other comprehensive income (loss)	(4)	107
Retained earnings	13,323	11,385

Total Company stockholders’ equity	22,230	20,239
Noncontrolling interests	100	117

Total stockholders’ equity	22,330	20,356

Total liabilities and stockholders’ equity	$34,812	$31,484

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue
Sales	$19,137	$16,641	$11,842
Services	3,732	3,400	2,816

Total	22,869	20,041	14,658

Cost of revenue
Cost of sales	14,370	11,886	8,037
Cost of services	3,010	2,816	2,124

Total	17,380	14,702	10,161

Gross profit	5,489	5,339	4,497
Selling, general and administrative	2,066	1,782	1,560

Operating profit	3,423	3,557	2,937
Interest and financial costs	(111)	(49)	(40)
Interest income	12	10	18
Equity income in unconsolidated affiliates	63	58	46
Other income (expense), net	(41)	(71)	(39)

Income before income taxes	3,346	3,505	2,922
Provision for income taxes	1,018	1,022	937

Net income	2,328	2,483	1,985
Net income (loss) attributable to noncontrolling interests	1	(8)	(9)

Net income attributable to Company	$2,327	$2,491	$1,994

Net income attributable to Company per share:
Basic	$5.46	$5.86	$4.73

Diluted	$5.44	$5.83	$4.70

Cash dividends per share	$0.91	$0.49	$0.45

Weighted average shares outstanding:
Basic	426	425	422

Diluted	428	427	424

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$2,328	$2,483	$1,985
Other comprehensive income (loss) (net of tax):
Currency translation adjustments	(115)	64	(65)
Derivative financial instruments	(37)	99	(63)
Change in defined benefit plans	41	(33)	14

Comprehensive income	2,217	2,613	1,871
Net income (loss) attributable to noncontrolling interests	1	(8)	(9)

Comprehensive income attributable to Company	$2,216	$2,621	$1,880

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$2,328	$2,483	$1,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	755	628	555
Deferred income taxes	(333)	(97)	(352)
Stock-based compensation	92	80	73
Excess tax benefit from stock-based compensation	(20)	(25)	(22)
Equity income in unconsolidated affiliates	(63)	(58)	(46)
Dividend from unconsolidated affiliates	66	61	45
Other	84	84	69
Change in operating assets and liabilities, net of acquisitions:
Receivables	(493)	(517)	(696)
Inventories	396	(1,061)	(591)
Costs in excess of billings	(314)	(632)	222
Prepaid and other current assets	30	(224)	(44)
Accounts payable	9	(19)	205
Billings in excess of costs	582	324	354
Income taxes payable	211	(409)	283
Other assets/liabilities, net	67	2	103

Net cash provided by operating activities	3,397	620	2,143

Cash flows from investing activities:
Purchases of property, plant and equipment	(669)	(583)	(483)
Business acquisitions, net of cash acquired	(2,397)	(2,880)	(1,038)
Business divestitures, net of cash disposed	30	—	—
Dividend from unconsolidated affiliate	—	—	13
Other, net	72	35	50

Net cash used in investing activities	(2,964)	(3,428)	(1,458)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2,609	5,575	—
Payments against lines of credit and other debt	(2,610)	(2,938)	(391)
Cash dividends paid	(389)	(209)	(191)
Proceeds from stock options exercised	58	113	96
Excess tax benefit from stock-based compensation	20	25	22
Other	7	17	—

Net cash provided by (used in) financing activities	(305)	2,583	(464)

Effect of exchange rates on cash	(11)	9	(19)

Increase (decrease) in cash and cash equivalents	117	(216)	202
Cash and cash equivalents, beginning of period	3,319	3,535	3,333

Cash and cash equivalents, end of period	$3,436	$3,319	$3,535

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$111	$40	$44
Income taxes	$1,099	$1,572	$945

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2010	421	$4	$8,353	$91	$7,300	$15,748	$114	$15,862

Net income	—	—	—	—	1,994	1,994	(9)	1,985
Other comprehensive income, net	—	—	—	(114)	—	(114)	—	(114)
Cash dividends, $.45 per common share	—	—	—	—	(191)	(191)	—	(191)
Dividends to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
Noncontrolling interest contribution	—	—	—	—	—	—	21	21
Stock-based compensation	—	—	73	—	—	73	—	73
Common stock issued	3	—	96	—	—	96	—	96
Withholding taxes	—	—	(9)	—	—	(9)	—	(9)
Excess tax benefit from stock-based compensation	—	—	22	—	—	22	—	22

Balance at December 31, 2011	424	$4	$8,535	$(23)	$9,103	$17,619	$109	$17,728

Net income	—	—	—	—	2,491	2,491	(8)	2,483
Other comprehensive loss, net	—	—	—	130	—	130	—	130
Cash dividends, $.49 per common share	—	—	—	—	(209)	(209)	—	(209)
Dividends to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Noncontrolling interest contribution	—	—	—	—	—	—	20	20
Stock-based compensation	—	—	80	—	—	80	—	80
Common stock issued	3	—	113	—	—	113	—	113
Withholding taxes	—	—	(10)	—	—	(10)	—	(10)
Excess tax benefit from stock-based compensation	—	—	25	—	—	25	—	25

Balance at December 31, 2012	427	$4	$8,743	$107	$11,385	$20,239	$117	$20,356

Net income	—	—	—	—	2,327	2,327	1	2,328
Other comprehensive income, net	—	—	—	(111)	—	(111)	—	(111)
Cash dividends, $.91 per common share	—	—	—	—	(389)	(389)	—	(389)
Dividends to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Noncontrolling interest contribution	—	—	—	—	—	—	10	10
Disposal of noncontrolling interest, net	—	—	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	92	—	—	92	—	92
Common stock issued	1	—	58	—	—	58	—	58
Withholding taxes	—	—	(6)	—	—	(6)	—	(6)
Excess tax benefit from stock-based compensation	—	—	20	—	—	20	—	20

Balance at December 31, 2013	428	$4	$8,907	$(4)	$13,323	$22,230	$100	$22,330

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

Derivative Financial Instruments

Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC Topic 815”) requires companies to recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges, all derivative financial instruments that the Company holds are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between two and 24 months, but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog.

Inventories

Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base and the development of new products. The allowance, which totaled $396 million and $338 million at December 31, 2013 and 2012, respectively, is the amount necessary to reduce the cost of the inventory to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $392 million, $323 million and $279 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.

Long-lived Assets

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. There have been no impairments of long-lived assets for the years ended December 31, 2013, 2012 and 2011.

Intangible Assets

The Company has approximately $9.0 billion of goodwill and $5.1 billion of identified intangible assets at December 31, 2013. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that such assets might be impaired.

Goodwill is identified by segment as follows (in millions):

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Total
Balance at December 31, 2011	$1,959	$4,089	$103	$6,151
Goodwill acquired during period	412	241	347	1,000
Currency translation adjustments and other	15	3	3	21

Balance at December 31, 2012	$2,386	$4,333	$453	$7,172
Goodwill acquired during the period	262	1,363	278	1,903
Currency translation adjustments and other	(5)	(13)	(8)	(26)

Balance at December 31, 2013	$2,643	$5,683	$723	$9,049

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $360 million in each of the next five years. Included in intangible assets are approximately $643 million of indefinite-lived trade names.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Total
Balance at December 31, 2011	$654	$3,391	$28	$4,073
Additions to intangible assets	545	380	56	981
Amortization	(76)	(224)	(5)	(305)
Currency translation adjustments and other	(11)	3	2	(6)

Balance at December 31, 2012	$1,112	$3,550	$81	$4,743
Additions to intangible assets	101	421	174	696
Amortization	(90)	(259)	(14)	(363)
Currency translation adjustments and other	2	(24)	1	(21)

Balance at December 31, 2013	$1,125	$3,688	$242	$5,055

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2012:
Customer relationships	$3,522	$(907)	$2,615
Trademarks	877	(152)	725
Indefinite-lived trade names	643	—	643
Other	1,087	(327)	760

Total identified intangibles	$6,129	$(1,386)	$4,743

December 31, 2013:
Customer relationships	$4,093	$(1,147)	$2,946
Trademarks	893	(195)	698
Indefinite-lived trade names	643	—	643
Other	1,175	(407)	768

Total identified intangibles	$6,804	$(1,749)	$5,055

The Company performed its annual impairment analysis for its goodwill and indefinite-lived intangible assets during the fourth quarter of 2013, 2012 and 2011 each resulting in no impairment. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $26 million, $21 million and $10 million for the years ending December 31, 2013, 2012 and 2011, respectively, and are included in other income (expense) in the accompanying statement of operations.

Historically, the Venezuelan government has devalued the country’s currency. During the first quarter of 2013, the Venezuelan government again officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company incurred approximately $12 million in devaluation charges in the first quarter of 2013. The Company’s net investment in Venezuela was $39 million at December 31, 2013.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2011	$211

Net provisions for warranties issued during the year	51
Amounts incurred	(76)
Currency translation adjustments and other	8

Balance at December 31, 2012	$194

Net provisions for warranties issued during the year	101
Amounts incurred	(73)
Currency translation adjustments and other	6

Balance at December 31, 2013	$228

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $132 million and $120 million at December 31, 2013 and 2012.

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

Total compensation cost that has been charged against income for all share-based compensation arrangements was $92 million, $80 million and $73 million for 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $28 million, $24 million and $17 million for 2013, 2012 and 2011, respectively.

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

Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Company	$2,327	$2,491	$1,994

Denominator:
Basic—weighted average common shares outstanding	426	425	422
Dilutive effect of employee stock options and other unvested stock awards	2	2	2

Diluted outstanding shares	428	427	424

Basic earnings attributable to Company per share	$5.46	$5.86	$4.73

Diluted earnings attributable to Company per share	$5.44	$5.83	$4.70

Cash dividends per share	$0.91	$0.49	$0.45

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the years ended December 31, 2013, 2012 and 2011 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 7 million, 5 million, and 3 million at December 31, 2013, 2012 and 2011, respectively.

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

At December 31, 2013, the Company has determined that the fair value of its derivative financial instruments representing assets of $59 million and liabilities of $40 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2013, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $19 million.

At December 31, 2013, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

At December 31, 2013 and 2012, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Domination
Foreign Currency	December 31, 2013		December 31, 2012
Norwegian Krone	NOK	10,503	NOK	6,281
Euro		€406		€389
U.S. Dollar		$357		$331
Danish Krone	DKK	278	DKK	134
British Pound Sterling		£23		£6
Singapore Dollar	SGD	17	SGD	14
Canadian Dollar	CAD	16	CAD	—

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	December 31, 2013		December 31, 2012
Norwegian Krone	NOK	3,257	NOK	1,684
Russian Ruble	RUB	2,149	RUB	1,467
U.S. Dollar		$715		$967
Euro		€310		€225
Danish Krone	DKK	177	DKK	177
British Pound Sterling		£14		£9
Swedish Krone	SEK	4	SEK	5
Singapore Dollar	SGD	3	SGD	24
Canadian Dollar	CAD	3	CAD	2
Brazilian Real	BRL	—	BRL	135

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2013	2012	Location	2013	2012
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$35	$57	Accrued liabilities	$18	$5
Foreign exchange contracts	Other Assets	5	24	Other Liabilities	9	1

Total derivatives designated as hedging instruments under ASC Topic 815		$40	$81		$27	$6

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$19	$24	Accrued liabilities	$13	$13

Total derivatives not designated as hedging instruments under ASC Topic 815		$19	$24		$13	$13

Total derivatives		$59	$105		$40	$19

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2013	2012		2013	2012		2013	2012
			Revenue	16	(6)
Foreign exchange contracts	(42)	105	Cost of revenue	(6)	(26)	Other income (expense), net	12	8

Total	(42)	105		10	(32)		12	8

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2013	2012
Foreign exchange contracts	Other income (expense), net	18	19

Total		18	19

(a)	The Company expects that $(16) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents nil related to the ineffective portion of the hedging relationships for the each of the years ended December 31, 2013 and 2012, and $12 million and $8 million related to the amount excluded from the assessment of the hedge effectiveness for the years ended December 31, 2013 and 2012, respectively.

4. Acquisitions and Investments

2013

On February 20, 2013, the Company completed its acquisition of all of the shares of Robbins & Myers, Inc. (“R&M”), a U.S.-based designer and manufacturer of products and systems for the oil and gas industry. Under the merger agreement for this transaction, R&M shareholders received $60.00 in cash for each common share for an aggregate purchase price of $2,378 million, net of cash acquired. In addition to R&M, the Company completed five acquisitions and other investments for an aggregate purchase price of $19 million, net of cash acquired.

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

The following table displays the total preliminary purchase price allocation for the R&M acquisition. The table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$428
Property, plant and equipment	250
Intangible assets	894
Goodwill	1,590
Other assets	49

Total assets acquired	3,211

Current liabilities	186
Deferred taxes	524
Other liabilities	123

Total liabilities	833

Cash consideration, net of cash acquired	$2,378

The Company has allocated $894 million to identifiable intangible assets (19 year weighted-average life). The intangible assets are amortizable and are comprised of: $635 million of customer relationships (18 year weighted-average life), $170 million of patents (20 year weighted-average life), $86 million of trademarks (20 year weighted-average life), and $3 million of other intangible assets (1 year weighted-average life). The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of businesses acquired and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. Goodwill resulting from the R&M acquisition is not deductible for tax purposes. Pro forma information is not included because the results of the acquired operations would not have materially impacted the Company’s consolidated operating results.

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

The following table displays the total purchase price allocation for the 2012 acquisitions and summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets, net of cash acquired	$1,441
Property, plant and equipment	248
Intangible assets	981
Goodwill	1,000
Other assets	2

Total assets acquired	3,672

Current liabilities	585
Long-term debt	1
Other liabilities	206

Total liabilities	792

Cash consideration, net of cash acquired	$2,880

The Company allocated $981 million to intangible assets (18 year weighted-average life). The intangible assets are amortizable and are comprised of: $473 million of customer relationships (20 year weighted-average life), $159 million of trademarks (16 year weighted-average life), and $348 million of other intangible assets (17 year weighted-average life). Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of businesses acquired and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of each acquisition. The $1,000 million allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill resulting from the NKT and CE Franklin acquisitions and a portion of the Enerflow acquisition is not deductible for tax purposes. Pro forma information is not included because the results of the acquired operations would not have materially impacted the Company’s consolidated operating results.

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

The following table displays the total purchase price allocation for the 2011 acquisitions and summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

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

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations of each business are included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Fair value of assets acquired, net of cash acquired	$3,329	$3,672	$1,517
Cash paid, net of cash acquired	(2,397)	(2,880)	(1,038)

Liabilities assumed, debt issued and minority interest	$932	$792	$479

Excess purchase price over fair value of net assets acquired	$1,903	$1,000	$377

5. Inventories, net

Inventories consist of (in millions):

	December 31,
	2013	2012
Raw materials and supplies	$1,175	$1,268
Work in process	798	905
Finished goods and purchased products	3,630	3,718

Total	$5,603	$5,891

6. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2013	2012
Land and buildings	5-35 Years	$1,494	$1,348
Operating equipment	3-15 Years	2,960	2,463
Rental equipment	3-12 Years	758	712

		5,212	4,523
Less: Accumulated Depreciation		(1,804)	(1,578)

		$3,408	$2,945

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2013	2012
Customer prepayments and billings	$673	$699
Accrued vendor costs	531	444
Compensation	516	511
Warranty	228	194
Taxes (non income)	188	150
Insurance	131	108
Accrued commissions	97	77
Fair value of derivatives	31	18
Interest	11	14
Other	357	356

Total	$2,763	$2,571

8. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$7,608	$5,731
Estimated earnings	3,553	3,160

	11,161	8,891
Less: Billings to date	11,393	8,855

	$(232)	$36

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,539	$1,225
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,771)	(1,189)

	$(232)	$36

9. Debt

Debt consists of (in millions):

	December 31,
	2013	2012
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	151	151
Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500
Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,395
Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096
Other	7	7

Total debt	3,150	3,149
Less current portion	1	1

Long-term debt	$3,149	$3,148

Principal payments of debt for years subsequent to 2013 are as follows (in millions):

2014	$1
2015	153
2016	—
2017	500
2018	—
Thereafter	2,496

$3,150

The Company has a $3.5 billion, five-year unsecured revolving credit facility which expires September 28, 2018, following a one year extension executed in September 2013. In August 2013, the Company initiated a commercial paper program. Borrowings under the commercial paper program are classified as long-term as the program is supported by the $3.5 billion, five-year revolving credit facility. At December 31, 2013, there were no commercial paper borrowings however, there were $947 million in outstanding letters of credit issued under the credit facility, resulting in $2,553 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at December 31, 2013.

The Company also had $3,056 million of additional outstanding letters of credit at December 31, 2013, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s Senior Notes are estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2013 and 2012, the fair value of the Company’s unsecured Senior Notes approximated $2,896 million and $3,190 million, respectively. At December 31, 2013 and 2012, the carrying value of the Company’s unsecured Senior Notes was $3,143 million and $3,142 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. Employees in our Norwegian operations can elect to participate in a defined-contribution plan in lieu of a local defined benefit plan. For the years ended December 31, 2013, 2012 and 2011, expenses for defined-contribution plans were $96 million, $82 million, and $54 million, respectively, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. None of the participants in this plan are eligible to accrue benefits. In addition, 1,353 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Active employees are ineligible to participate in any of these defined benefit plans. Our subsidiaries in the United Kingdom and Norway also have defined benefit pension plans covering virtually all of their employees.

As a result of the Robbins & Myers acquisition in February of 2013, the Company acquired four qualified, defined benefit, noncontributory pension plans for certain U.S. employees, an unfunded defined benefit pension plan for eligible employees in Germany, as well as two defined benefit, one contributory, pension plans in the U.K. The U.S. pension plans are closed to all new participants and there are no further benefit accruals under these plans. In addition, 230 U.S. employees covered by a collective bargaining agreement participate in a health care plan that provides postretirement medical benefits (which also covers approximately 400 retirees and dependents). The arrangements in Germany and the U.K. are all closed to new entrants, but benefits continue to accrue for current participants.

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

Net periodic benefit cost for our defined benefit plans aggregated $10 million, $10 million and $14 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2013 and December 31, 2012, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2013	2012	2013	2012
Benefit obligation at beginning of year	$655	$556	$30	$35
Service cost	7	6	1	—
Interest cost	31	27	2	1
Actuarial loss (gain)	(10)	76	(12)	(2)
Benefits paid	(38)	(26)	(4)	(4)
Participants contributions	—	1	—	—
Exchange rate loss (gain)	7	12	—	—
Acquisitions	194	11	28	—
Curtailments	—	(8)	—	—

Benefit obligation at end of year	$846	$655	$45	$30

Fair value of plan assets at beginning of year	$517	$419	$—	$—
Actual return	72	49	—	—
Benefits paid	(38)	(26)	(4)	(4)
Company contributions	28	53	4	4
Participants contributions	—	1	—	—
Exchange rate gain (loss)	4	12	—	—
Acquisitions	123	9	—	—

Fair value of plan assets at end of year	$706	$517	$—	$—

Funded status	$(140)	$(138)	$(45)	$(30)

Accumulated benefit obligation at end of year	$811	$635

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Years Ended December 31,
	2013	2012
Discount rate:
United States plan	4.65%	3.78%
International plans	3.50%-4.40%	3.30%-4.40%
Salary increase:
United States plan	N/A	N/A
International plans	2.00%-4.40%	2.00%-3.87%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2013	2012	2011
Discount rate:
United States plan	3.80%	4.58%	4.95%
International plans	3.46%-4.40%	4.50%-5.60%	5.25%-5.65%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.00%-3.53%	2.00%-4.00%	2.00%-4.33%
Expected return on assets:
United States plan	6.30%	6.33%	5.50%-6.50%
International plans	3.50%-5.82%	4.50%-6.51%	4.50%-7.06%

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

The Company expects to pay future benefit amounts on its defined benefit plans of $47 million for each of the next five years and aggregate payments of $479 million.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2012:
Equity securities	$204	$—	$204	$—
Bonds	139	—	139	—
Other (insurance contracts)	174	—	74	100

Total Fair Value Measurements	$517	$—	$417	$100

December 31, 2013:
Equity securities	$296	$—	$296	$—
Bonds	172	—	172	—
Other (insurance contracts)	238	—	131	107

Total Fair Value Measurements	$706	$—	$599	$107

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2011	$77

Actual return on plan assets still held at reporting date	10
Purchases, sales and settlements	8
Currency translation adjustments	5

Balance at December 31, 2012	$100

Actual return on plan assets still held at reporting date	5
Purchases, sales and settlements	5
Currency translation adjustments	(3)

Balance at December 31, 2013	$107

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2010	$133	$6	$(48)	$91

Accumulated other comprehensive income (loss) before reclassifications	(65)	(28)	20	(73)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(35)	(6)	(41)

Balance at December 31, 2011	$68	$(57)	$(34)	$(23)

Accumulated other comprehensive income (loss) before reclassifications	64	77	(29)	112
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	(4)	18

Balance at December 31, 2012	$132	$42	$(67)	$107

Accumulated other comprehensive income (loss) before reclassifications	(90)	(29)	48	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	(8)	(7)	(40)

Balance at December 31, 2013	$17	$5	$(26)	$(4)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Years Ended December 31,
	2013				2012				2011
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(16)	$—	$(16)	$—	$6	$—	$6	$—	$(11)	$—	$(11)
Cost of revenue	—	6	—	6	—	26	—	26	—	(38)	—	(38)
Selling, general, and administrative	—	—	(8)	(8)	—	—	(6)	(6)	—	—	(7)	(7)
Other income (expense), net	(25)	—	—	(25)	—	—	—	—	—	—	—	—
Tax effect	—	2	1	3	—	(10)	2	(8)	—	14	1	15

	$(25)	$(8)	$(7)	$(40)	$—	$22	$(4)	$18	$—	$(35)	$(6)	$(41)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the year ended December 31, 2013 a majority of these local currencies weakened against the U.S. dollar resulting in a net other comprehensive loss of $90 million upon the translation from local currencies to the U.S. dollar. Due to the sale of a foreign subsidiary during the second quarter of 2013, $25 million of currency translation gains were reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Income. For the year ended December 31, 2012 a majority of these local currencies strengthened against the U.S. dollar resulting in a net other comprehensive income of $64 million upon the translation from local currencies to the U.S. dollar while for the year ended December 31, 201l a majority of these local currencies weakened against the U.S. dollar resulting in a net other comprehensive loss of $65 million.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive loss of $37 million (net of tax of $18 million) for the year ended December 31, 2013, other comprehensive income of $99 million (net of tax of $39 million) for the year ended December 31, 2012 and other comprehensive loss of $63 million (net of tax of $25 million) for the year ended December 31, 2011.

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

In 2011, the Company acquired Ameron International Corporation (“Ameron”). On or about November 21, 2008, OFAC sent a Requirement to Furnish Information to Ameron. Ameron retained counsel and conducted an internal investigation. In 2009, Ameron, through its counsel, responded to OFAC. On or about January 21, 2011, OFAC issued an administrative subpoena to Ameron. OFAC and Ameron entered into Tolling Agreements. All of the conduct under review occurred before acquisition of Ameron by the Company. During the third quarter of 2013, the Company settled such matter with OFAC by paying an administrative fine in an amount that was not material to the Company.

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

A gain of $102 million was recognized in the third quarter of 2013 related to a legal settlement. The gain was included in revenue of the Company’s Rig Technology segment.

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of December 31, 2013, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2066. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $406 million, $331 million, and $256 million in 2013, 2012 and 2011, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2013, are payable as follows (in millions):

2014	$280
2015	211
2016	145
2017	111
2018	92
Thereafter	467

Total future lease commitments	$1,306

13. Common Stock

National Oilwell Varco has authorized 1 billion shares of $.01 par value common stock. The Company also has authorized 10 million shares of $.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $389 million and $209 million for the years ended December 31, 2013 and 2012, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Stock Options

Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended during the second quarter of 2013, 39.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2013, approximately 14.5 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Varco International, Inc. in 2005 and Grant Prideco in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2013 under the stock option plans have exercise prices between $9.14 and $84.58 per share, and expire at various dates from January 28, 2014 to February 10, 2023.

The following summarizes options activity:

	Years Ended December 31,
	2013		2012		2011
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	9,473,482	$58.69	10,481,750	$47.20	11,039,544	$38.01
Granted	2,832,587	69.37	2,239,088	84.58	2,277,946	79.68
Cancelled	(303,417)	72.43	(228,137)	60.28	(241,174)	40.20
Exercised	(1,366,459)	77.44	(3,019,219)	82.26	(2,594,566)	36.84

Shares under option at end of year	10,636,193	$63.29	9,473,482	$58.69	10,481,750	$47.20

Exercisable at end of year	5,831,091	$53.46	4,823,331	$43.99	5,073,965	$38.47

The following summarizes information about stock options outstanding at December 31, 2013:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$9.14—$45.00	4.36	3,201,686	$34.43	3,201,686	$34.43
$45.01—$70.00	8.17	3,361,420	67.84	622,464	61.32
$70.01—$84.58	7.63	4,073,087	82.21	2,006,941	81.39

Total	6.82	10,636,193	$63.29	5,831,091	$53.46

The weighted-average fair value of options granted during 2013, 2012 and 2011, was approximately $24.11, $30.01 and $29.52 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2013 and 2012, was $64 million and $120 million, respectively.

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

	Years Ended December 31,
	2013	2012	2011
Valuation Assumptions:
Expected volatility	50.1%	51.7%	53.2%
Risk-free interest rate	0.9%	0.9%	2.1%
Expected dividends	$0.75	$0.57	$0.44
Expected term (in years)	3.4	3.2	3.1

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

As stock-based compensation expense recognized in the Consolidated Statement of Income in 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following summary presents information regarding outstanding options at December 31, 2013 and changes during 2013 with regard to options under all stock option plans:

	Shares	Weighted- Average Exercise Price	Weighted Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,473,482	$58.69	6.86	$150,667,018
Granted	2,832,587	$69.37
Exercised	(303,417)	$72.43
Cancelled	(1,366,459)	$77.44

Outstanding at December 31, 2013	10,636,193	$63.29	6.82	$183,849,267

Vested or expected to vest	10,466,014	$63.29	6.82	$180,907,679

Exercisable at December 31, 2013	5,831,091	$53.46	5.37	$155,892,094

At December 31, 2013, total unrecognized compensation cost related to nonvested stock options was $74 million. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options vested in 2013, 2012 and 2011 was approximately $64 million, $55 million and $54 million, respectively. Cash received from option exercises for 2013, 2012 and 2011 was $58 million, $113 million and $96 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $39 million, $42 million and $43 million for 2013, 2012 and 2011, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2013, 2012 and 2011 was not material for any period.

Restricted Shares

The Company issues restricted stock awards and restricted stock units to officers and key employees in addition to stock options. During the year ended December 31, 2013, the Company granted 540,194 shares of restricted stock and restricted stock units with a fair value of $69.33 per share and 16,702 shares of restricted stock with a fair value of $69.17 per share. In addition, the Company granted performance share awards to senior management employees with potential payouts varying from zero to 368,860 shares. The restricted stock and restricted stock units were granted February 15, 2013 and vest on the third anniversary of the date of grant, except for a special grant of 16,352 restricted stock units which vest on the second anniversary of the date of grant (subject to the satisfaction of a performance condition). On May 22, 2013, the 16,702 restricted stock awards, with a fair value of $69.17 per share, were granted to the non-employee members of the board of directors. These restricted stock awards vest in equal thirds over three years on the anniversary of the grant date. The performance share awards were granted on March 22, 2013 and can be earned based on performance against established goals over a three-year performance period. The performance share awards are divided into two equal, independent parts that are subject to two separate performance metrics: 50% with a TSR (total shareholder return) goal (the “TSR Award”) and 50% with an internal ROC (return on capital) goal (the “ROC Award”). During the first quarter of 2013, the Company concluded that the performance conditions relating to the performance-based restricted stock awards granted on February 16, 2010 were not met. As a result, the Company reversed $8 million in previously recognized stock-based compensation expense related to performance-based restricted stock awards that did not vest.

The following summary presents information regarding outstanding restricted shares:

	Years Ended December 31,
	2013		2012		2011
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	1,336,666	$67.56	1,606,047	$44.21	1,765,837	$42.15
Granted	758,176	69.07	482,428	83.79	374,425	79.53
Vested	(340,218)	69.29	(406,844)	83.34	(496,642)	64.22
Cancelled	(239,534)	40.97	(344,965)	30.39	(37,573)	44.02

Nonvested at end of year	1,515,090	$73.73	1,336,666	$67.56	1,606,047	$44.21

The weighted-average grant day fair value of restricted stock awards and restricted stock units granted during the years ended 2013, 2012 and 2011 was $69.07, $83.79 and $79.53 per share, respectively. There were 340,218; 406,844 and 496,642 restricted stock awards that vested during 2013, 2012 and 2011, respectively. At December 31, 2013, there was approximately $54 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Domestic	$1,523	$1,812	$1,282
Foreign	1,823	1,693	1,640

	$3,346	$3,505	$2,922

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$680	$700	$484
State	59	48	37
Foreign	612	371	768

Total current income tax provision	1,351	1,119	1,289

Deferred:
Federal	(151)	(151)	(28)
State	(12)	—	(3)
Foreign	(170)	54	(321)

Total deferred income tax provision	(333)	(97)	(352)

Total income tax provision	$1,018	$1,022	$937

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Federal income tax at U.S. statutory rate	$1,171	$1,227	$1,023
Foreign income tax rate differential	(221)	(154)	(152)
State income tax, net of federal benefit	30	31	22
Nondeductible expenses	28	30	42
Tax benefit of manufacturing deduction	(33)	(29)	(37)
Foreign dividends, net of foreign tax credits	31	(115)	9
Change in deferred tax valuation allowance	40	80	(18)
Other	(28)	(48)	48

Total income tax provision	$1,018	$1,022	$937

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2013	2012	2011
Deferred tax assets:
Allowances and operating liabilities	$439	$368	$331
Net operating loss carryforwards	51	25	14
Postretirement benefits	49	54	14
Foreign tax credit carryforwards	300	259	106
Other	39	149	151

	878	855	616
Valuation allowance for deferred tax assets	(133)	(93)	(13)

Total deferred tax assets	745	762	603

Deferred tax liabilities:
Tax over book depreciation	306	268	204
Intangible assets	1,757	1,448	1,398
Deferred income	285	314	226
Accrued U.S. tax on unremitted earnings	92	92	70
Other	164	208	168

Total deferred tax liabilities	2,604	2,330	2,066

Net deferred tax liability	$1,859	$1,568	$1,463

The balance of unrecognized tax benefits at December 31, 2013 and 2012 was $127 million and $128 million, respectively. Included in the change in the balance of unrecognized tax benefits for the period ended December 31, 2013 is a $1 million reduction in the balance of unrecognized tax benefits resulted from the lapse of applicable statutes of limitations in foreign jurisdictions. Of the net decrease of $1 million in the balance of unrecognized tax benefits, the entire $1 million was recorded as a decrease of income tax expense in the current year and is reflected in the “other” category in the income tax rate schedule above. These unrecognized tax benefits are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2013. If the $127 million of unrecognized tax benefits accrued at December 31, 2013 are ultimately realized, $54 million would be recorded as a reduction of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2013	2012	2011
Unrecognized tax benefit at beginning of year	$128	$131	$118
Additions based on tax positions related to the current year	—	2	9
Additions for tax positions of prior years	—	—	13
Reductions for lapse of applicable statutes of limitations	(1)	(5)	(9)

Unrecognized tax benefit at end of year	$127	$128	$131

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2013, the Company recorded as an increase of income tax expense a $0.4 million net increase of accrued interest and penalties related to uncertain tax positions. At December 31, 2013, the Company has accrued approximately $8 million of interest and penalties relating to unrecognized tax benefits. These interest and penalties are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2013.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Canada, the United Kingdom, the Netherlands, France and Denmark. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2007 and outside the U.S. for the tax years ending after 2006.

In the United States, the Company has $20 million of net operating loss carryforwards as of December 31, 2013, of which $4 million will expire in 2025, $13 million will expire in 2026, $1 million will expire in 2027, $1 million will expire in 2029 and $1 million will expire in 2030. The potential benefit of $7 million has been reduced by a $7 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $7 million would reduce future income tax expense.

Outside the United States, the Company has $170 million of net operating loss carryforwards as of December 31, 2013, of which $1 million will expire in 2014, $9 million will expire in 2015, $7 million will expire in 2016, $4 million will expire in 2017, $14 million will expire in 2018, $12 million will expire in 2020, $21 million will expire in 2021, $20 million will expire in 2022, $1 million will expire in 2023 and $81 million will carry forward indefinitely. The potential benefit of $44 million has been reduced by a $22 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $22 million would reduce future income tax expense.

Also in the United States, the Company has $300 million of excess foreign tax credits as of December 31, 2013, of which $73 million will expire in 2018, $71 million will expire in 2020, $142 million will expire in 2022, and $14 million will expire in 2023. These credits have been allotted a valuation allowance of $101 million and would be realized as a reduction of future income tax payments. In addition, there is a reserve for uncertain tax positions of $73 million against a portion of these credits.

During 2013, the Company recorded $371 million in net deferred tax liabilities with a corresponding increase in goodwill related to the 2013 acquisition of Robbins & Myers Inc.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $6,045 million and $4,620 million at December 31, 2013 and 2012, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

The Company had revenues of 9%, 10% and 12% of total revenue from one of its customers for the years ended December 31, 2013, 2012, and 2011, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the use of the products or services (in millions):

	Years Ended December 31,
	2013	2012	2011
United States	$8,003	$8,297	$5,449
South Korea	3,219	3,121	2,257
Canada	1,398	1,319	913
Singapore	1,850	1,118	721
Norway	1,102	736	689
China	1,007	533	430
Brazil	811	503	397
United Kingdom	705	523	465
Other Countries	4,774	3,891	3,337

Total	$22,869	$20,041	$14,658

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2013	2012
United States	$1,830	$1,606
Brazil	270	162
United Kingdom	200	173
Denmark	166	174
Canada	123	131
South Korea	115	112
Mexico	101	87
Singapore	94	93
Other Countries	509	407

Total	$3,408	$2,945

Business Segments:

	Rig Technology	Petroleum Services & Supplies	Distribution & Transmission	Unallocated/ Eliminations	Total
December 31, 2013:
Revenues	$11,716	$7,184	$5,117	$(1,148)	$22,869
Operating profit	2,522	1,212	247	(558)	3,423
Capital expenditures	224	270	84	91	669
Depreciation and amortization	178	486	54	37	755
Goodwill	2,643	5,683	723	—	9,049
Total assets	12,797	15,253	3,311	3,451	34,812
December 31, 2012:
Revenues	$10,107	$6,967	$3,927	$(960)	$20,041
Operating profit	2,335	1,501	185	(464)	3,557
Capital expenditures	150	310	64	59	583
Depreciation and amortization	148	424	25	31	628
Goodwill	2,386	4,333	453	—	7,172
Total assets	11,758	13,463	2,784	3,479	31,484
December 31, 2011:
Revenues	$7,788	$5,654	$1,873	$(657)	$14,658
Operating profit	2,053	1,072	135	(323)	2,937
Capital expenditures	125	299	17	42	483
Depreciation and amortization	120	397	14	24	555
Goodwill	1,959	4,089	103	—	6,151
Total assets	8,375	13,019	1,420	2,701	25,515

16. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Revenues	$5,307	$5,601	$5,789	$6,172
Gross profit	1,264	1,266	1,462	1,497
Net income attributable to Company	502	531	636	658
Net income attributable to Company per basic share	1.18	1.25	1.49	1.54
Net income attributable to Company per diluted share	1.17	1.24	1.49	1.53
Cash dividends per share	0.13	0.26	0.26	0.26
Year ended December 31, 2012
Revenues	$4,303	$4,734	$5,319	$5,685
Gross profit	1,267	1,306	1,371	1,395
Net income attributable to Company	606	605	612	668
Net income attributable to Company per basic share	1.43	1.42	1.44	1.57
Net income attributable to Company per diluted share	1.42	1.42	1.43	1.56
Cash dividends per share	0.12	0.12	0.12	0.13

17. Proposed Spin-off

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

SCHEDULE II

NATIONAL OILWELL VARCO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off’s and other	Balance end of year
Allowance for doubtful accounts:
2013	$120	$32	$(20)	$132
2012	107	6	7	120
2011	107	9	(9)	107

Allowance for excess and obsolete inventories:
2013	$338	$89	$(31)	$396
2012	281	99	(42)	338
2011	270	70	(59)	281

Valuation allowance for deferred tax assets:
2013	$93	$40	$—	$133
2012	13	80	—	93
2011	9	4	—	13

Warranty reserve:
2013	$194	$101	$(67)	$228
2012	211	51	(68)	194
2011	215	40	(44)	211