Form 10-Q
period 2014-03-31
NATIONAL OILWELL VARCO INC
filed 2014-05-05
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 1, 2014 the registrant had 429,047,822 shares of common stock, par value $.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,688	$3,436
Receivables, net	5,310	4,896
Inventories, net	5,659	5,603
Costs in excess of billings	1,520	1,539
Deferred income taxes	325	373
Prepaid and other current assets	709	576

Total current assets	17,211	16,423
Property, plant and equipment, net	3,437	3,408
Deferred income taxes	479	372
Goodwill	8,875	9,049
Intangibles, net	4,953	5,055
Investment in unconsolidated affiliates	402	390
Other assets	123	115

Total assets	$35,480	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,391	$1,275
Accrued liabilities	2,717	2,763
Billings in excess of costs	2,079	1,771
Current portion of long-term debt and short-term borrowings	—	1
Accrued income taxes	484	556
Deferred income taxes	427	312

Total current liabilities	7,098	6,678
Long-term debt	3,149	3,149
Deferred income taxes	2,088	2,292
Other liabilities	353	363

Total liabilities	12,688	12,482

Commitments and contingencies
Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 428,852,227 and 428,433,703 shares issued and outstanding at March 31, 2014 and December 31, 2013	4	4
Additional paid-in capital	8,933	8,907
Accumulated other comprehensive loss	(41)	(4)
Retained earnings	13,801	13,323

Total Company stockholders’ equity	22,697	22,230
Noncontrolling interests	95	100

Total stockholders’ equity	22,792	22,330

Total liabilities and stockholders’ equity	$35,480	$34,812

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$5,777	$5,307
Cost of revenue	4,381	4,043

Gross profit	1,396	1,264
Selling, general and administrative	535	513

Operating profit	861	751
Interest and financial costs	(26)	(28)
Interest income	4	3
Equity income in unconsolidated affiliates	10	19
Other income (expense), net	—	(21)

Income before income taxes	849	724
Provision for income taxes	260	224

Net income	589	500
Net loss attributable to noncontrolling interests	—	(2)

Net income attributable to Company	$589	$502

Net income attributable to Company per share:
Basic	$1.38	$1.18

Diluted	$1.37	$1.17

Cash dividends per share	$0.26	$0.13

Weighted average shares outstanding:
Basic	428	426

Diluted	429	428

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Net income	$589	$500
Currency translation adjustments	(51)	(117)
Changes in derivative financial instruments, net of tax	14	(48)

Comprehensive income	552	335
Comprehensive loss attributable to noncontrolling interest	—	(2)

Comprehensive income attributable to Company	$552	$337

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$589	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	174
Deferred income taxes	38	(33)
Equity income in unconsolidated affiliates	(10)	(19)
Other, net	61	18
Change in operating assets and liabilities, net of acquisitions:
Receivables	(418)	208
Inventories	(90)	(13)
Costs in excess of billings	20	(108)
Prepaid and other current assets	(133)	130
Accounts payable	116	(8)
Billings in excess of costs	307	(97)
Income taxes payable	(72)	51
Other assets/liabilities, net	(115)	(297)

Net cash provided by operating activities	488	506

Cash flows from investing activities:
Purchases of property, plant and equipment	(131)	(168)
Business acquisitions, net of cash acquired	(2)	(2,375)
Other	7	8

Net cash used in investing activities	(126)	(2,535)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	1,386
Repayments on debt	(1)	(186)
Cash dividends paid	(111)	(56)
Proceeds from stock options exercised	5	5
Other	2	13

Net cash provided by (used in) financing activities	(105)	1,162
Effect of exchange rates on cash	(5)	(11)

Increase (decrease) in cash and cash equivalents	252	(878)
Cash and cash equivalents, beginning of period	3,436	3,319

Cash and cash equivalents, end of period	$3,688	$2,441

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$7	$7
Income taxes	$314	$171

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2013 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2014	2013
Raw materials and supplies	$1,414	$1,175
Work in process	655	798
Finished goods and purchased products	3,590	3,630

Total	$5,659	$5,603

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2014	2013
Customer prepayments and billings	$755	$673
Accrued vendor costs	562	531
Compensation	348	516
Warranty	248	228
Insurance	137	131
Taxes (non income)	128	188
Accrued Commissions	92	97
Interest	30	11
Fair value of derivatives	21	31
Other	396	357

Total	$2,717	$2,763

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2013	$228

Net provisions for warranties issued during the year	29
Amounts incurred	(11)
Currency translation adjustments and other	2

Balance at March 31, 2014	$248

4.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31,	December 31,
	2014	2013
Costs incurred on uncompleted contracts	$8,521	$7,608
Estimated earnings	3,909	3,553

	12,430	11,161
Less: Billings to date	12,989	11,393

	$(559)	$(232)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,520	$1,539
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,079)	(1,771)

	$(559)	$(232)

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2013	$17	$5	$(26)	$(4)
Accumulated other comprehensive income (loss) before reclassifications	(51)	21	—	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	—	(7)

Balance at March 31, 2014	$(34)	$19	$(26)	$(41)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2014				2013
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(13)	$—	$(13)	$—	$(2)	$—	$(2)
Cost of revenue	—	3	—	3	—	(3)	—	(3)
Tax effect	—	3	—	3	—	1	—	1

	$—	$(7)	$—	$(7)	$—	$(4)	$—	$(4)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended March 31, 2014 and March 31, 2013, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $51 million and $117 million, respectively, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income or Loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income or Loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of Other Comprehensive Income or Loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was Other Comprehensive Income of $14 million (net of tax of $6 million) for the three months ended March 31, 2014 and $48 million Other Comprehensive Loss (net of tax of $19 million) for the three months ended March 31, 2013.

6.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue:
Rig Technology	$3,009	$2,628
Petroleum Services & Supplies	1,789	1,701
Distribution & Transmission	1,281	1,227
Eliminations	(302)	(249)

Total Revenue	$5,777	$5,307

Operating Profit:
Rig Technology	$634	$550
Petroleum Services & Supplies	321	255
Distribution & Transmission	55	63
Unallocated expenses and eliminations	(149)	(117)

Total Operating Profit	$861	$751

Operating Profit %:
Rig Technology	21.1%	20.9%
Petroleum Services & Supplies	17.9%	15.0%
Distribution & Transmission	4.3%	5.1%
Total Operating Profit %	14.9%	14.2%

Included in operating profit are other costs related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the proposed spin-off of the Company’s distribution business and certain legal costs. Other costs by segment are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Other costs:
Rig Technology	$1	$7
Petroleum Services & Supplies	5	56
Distribution & Transmission	13	2

Total other costs	$19	$65

7.	Debt

Debt consists of (in millions):

	March 31,	December 31,
	2014	2013
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	$151	$151
Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500
Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,396
Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096
Other	6	7

Total debt	3,149	3,150
Less current portion	—	1

Long-term debt	$3,149	$3,149

The Company has a $3.5 billion, five-year unsecured revolving credit facility which expires September 28, 2018. The Company also has a commercial paper program that is supported by its revolving credit facility. At March 31, 2014, the Company had no commercial paper borrowings and no borrowings against its revolving credit facility. Funds available under the Company’s revolving credit facility were $2,509 million due to $991 million in outstanding letters of credit issued under the facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at March 31, 2014.

The Company also had $3,223 million of additional outstanding letters of credit at March 31, 2014, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2014 and December 31, 2013, the fair value of the Company’s unsecured Senior Notes approximated $2,999 million and $2,896 million, respectively. At both March 31, 2014 and December 31, 2013, the carrying value of the Company’s unsecured Senior Notes approximated $3,143 million.

8.	Tax

The effective tax rate for the three months ended March 31, 2014 was 30.6%, compared to 30.9 % for the same period in 2013. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions which are permanently reinvested, foreign exchange gains and losses for tax reporting in Norway, and the deduction in the U.S. for manufacturing activities.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Federal income tax at U.S. federal statutory rate	$297	$253
Foreign income tax rate differential	(47)	(57)
State income tax, net of federal benefit	6	8
Nondeductible expenses	11	8
Tax benefit of manufacturing deduction	(8)	(8)
Foreign dividends, net of foreign tax credits	9	4
Tax impact of foreign exchange	(8)	18
Other	—	(2)

Provision for income taxes	$260	$224

The balance of unrecognized tax benefits at March 31, 2014 was $127 million, $54 million of which if ultimately realized, would be recorded as an income tax benefit. The Company recognized no material changes in the balance of unrecognized tax benefits for the three months ended March 31, 2014.

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

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 39.5 million. At March 31, 2014, 10,341,009 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights. Total stock-based compensation for all stock-based compensation arrangements under the Plan was $27 million and $17 million for the three months ended March 31, 2014 and 2013, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $8 million and $5 million for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company granted 3,113,607 stock options with a fair value of $25.60 per share and 426,272 shares of restricted stock and restricted stock units with a fair value of $74.83 per share. In addition, the Company granted performance share awards to senior management employees with potential payouts varying from zero to 436,390 shares. The stock options were granted February 25, 2014 with an exercise price of $74.83. These options generally vest over a three-year period from the grant date. The restricted stock and restricted stock units were granted February 25, 2014 and vest on the third anniversary of the date of grant. The performance share awards were granted on February 25, 2014 and can be earned based on performance against established goals over a three-year performance period. The performance share awards are divided into two equal, independent parts that are subject to two separate performance metrics: 50% with a TSR (total shareholder return) goal (the “TSR Award”) and 50% with an internal ROC (return on capital) goal (the “ROC Award”).

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

At March 31, 2014, the Company has determined that the fair value of its derivative financial instruments representing assets of $68 million and liabilities of $24 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At March 31, 2014, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $44 million.

At March 31, 2014, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	March 31, 2014		December 31, 2013
Norwegian Krone	NOK	10,172	NOK	10,503
Euro		€500		€406
U.S. Dollar		$443		$357
Danish Krone	DKK	266	DKK	278
British Pound Sterling		£52		£23
Singapore Dollar	SGD	36	SGD	17
Canadian Dollar	CAD	16	CAD	16

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	March 31, 2014		December 31, 2013
Norwegian Krone	NOK	3,866	NOK	3,257
Russian Ruble	RUB	1,786	RUB	2,149
U.S. Dollar		$801		$715
Danish Krone	DKK	383	DKK	177
Euro		€381		€310
Singapore Dollar	SGD	15	SGD	3
British Pound Sterling		£26		£14
Swedish Krone	SEK	11	SEK	4
Canadian Dollar	CAD	5	CAD	3

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

NATIONAL OILWELL VARCO, INC.

Fair Values of Derivative Instruments

(In millions)

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2014	2013	Location	2014	2013
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$33	$35	Accrued liabilities	$8	$18
Foreign exchange contracts	Other Assets	13	5	Other Liabilities	3	9

Total derivatives designated as hedging instruments under ASC Topic 815		$46	$40		$11	$27

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$21	$19	Accrued liabilities	$13	$13
Foreign exchange contracts	Other Assets	1	—	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$22	$19		$13	$13

Total derivatives		$68	$59		$24	$40

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivative (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivative (Ineffective
Derivatives in ASC Topic 815	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Cash Flow Hedging	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
Relationships	Derivative (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
			Revenue	13	2
Foreign exchange contracts	35	(61)	Cost of revenue	(3)	3	Other income (expense), net	13	3

Total	35	(61)		10	5		13	3

(a)	The Company expects that $(19) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents nil related to the ineffective portion of the hedging relationships for each of the three months ended March 31, 2014 and 2013, respectively, and $13 million and $3 million related to the amount excluded from the assessment of the hedge effectiveness for the three months ended March 31, 2014 and 2013, respectively.

11.	Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to Company	$589	$502

Denominator:
Basic—weighted average common shares outstanding	428	426
Dilutive effect of employee stock options and other unvested stock awards	1	2

Diluted outstanding shares	429	428

Net income attributable to Company per share:
Basic	$1.38	$1.18

Diluted	$1.37	$1.17

Cash dividends per share	$0.26	$0.13

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of Net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for three months ended March 31, 2014 and 2013 and therefore not excluded from Net income attributable to Company per share calculation.

In addition, the Company had stock options outstanding that were anti-dilutive totaling 10 million and 7 million shares for the three months ended March 31, 2014 and 2013, respectively.

12.	Cash Dividends

On February 26, 2014, the Company’s Board of Directors approved a cash dividend of $0.26 per share. The cash dividend was paid on March 28, 2014, to each stockholder of record on March 14, 2014. Cash dividends aggregated $111 million and $56 million for the three months ended March 31, 2014 and 2013, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of March 31, 2014, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

14.	Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” (ASU No. 2014-08), which is an update for Accounting Standards Codification Topic No. 205 “Presentation of Financial Statements” and Topic No. 360 “Property, Plant and Equipment’. This update changes the requirements of reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements. The Company is currently assessing the impact of ASU No. 2014-08 on its consolidated financial position and results of operations.

15.	Proposed Spin-off

On May 1, 2014, the Company announced that its Board of Directors had given final approval for the spin-off of its distribution business. The resulting company will be known as NOW Inc. (“NOW”), headquartered in Houston, Texas.

The separation will be completed by way of a pro rata distribution of all of the outstanding shares of NOW common stock to holders of NOV common stock. This distribution is expected to occur after market close on May 30, 2014 (the “Distribution Date”) to NOV stockholders of record as of the close of business on May 22, 2014 (the “Record Date”). On the Distribution Date, each NOV stockholder as of the Record Date will receive one share of NOW common stock for every four shares of NOV common stock held at the close of business on the Record Date.

Following the distribution of NOW common stock, NOW will be an independent, publicly traded company, and NOV will retain no ownership interest in NOW. NOW expects to receive approval soon for the listing of its common stock on the New York Stock Exchange under the symbol DNOW.

The Company expects to receive an opinion from its legal counsel to the effect that, based on certain facts, assumptions, representations and undertakings, for U.S. federal income tax purposes, the distribution of NOW common stock and certain related transactions generally will not be taxable to NOV or U.S. holders of NOV common stock. No action is required by NOV stockholders in order to receive shares of NOW common stock in the distribution.

16. Subsequent Event

In conjunction with the proposed spin-off of its distribution business, the Company reviewed its reporting and management structure, and beginning on April 1, 2014, reorganized its remaining reporting segments into four new reporting segments. The new reporting segments are Rig Systems, Rig Aftermarket, Completion & Production Solutions, and Wellbore Technologies. The Company is in the process of gathering the new segment information and will begin reporting the new segment information beginning in the second quarter of 2014.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2013, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For its first quarter ended March 31, 2014, the Company generated $589 million in net income attributable to Company, or $1.37 per fully diluted share, on $5.8 billion in revenue. Compared to the fourth quarter of 2013, revenue decreased $395 million or 6% and net income attributable to Company decreased $69 million or 10%. Compared to the first quarter of 2013, revenue increased $470 million or 9%, and net income attributable to Company increased $87 million or 17%.

The first quarter of 2014 included pre-tax other costs of $19 million, the fourth quarter of 2013 included pre-tax other costs of $16 million, and the first quarter of 2013 included pre-tax other costs of $65 million. Excluding the other costs and pre-tax gains from all periods, first quarter 2014 earnings were $1.40 per fully diluted share, compared to $1.56 per fully diluted share in the fourth quarter of 2013 and $1.29 per fully diluted share in the first quarter of 2013.

Pre-tax other costs of $19 million, $16 million, and $73 million for the first quarter of 2014, the fourth quarter of 2013 and the first quarter of 2013, respectively, included costs related to legal, acquisition, DNOW spinoff and the amortization of backlog and inventory that was stepped up to fair value during purchase accounting.

Operating profit, excluding other costs, was $880 million or 15.2% of sales in the first quarter of 2014, compared to $973 million or 15.8% of sales in the fourth quarter of 2013, and $816 million or 15.4% of sales in the first quarter of 2013.

Oil & Gas Equipment and Services Market

Worldwide, developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. After rising steadily for six years to peak at around $140 per barrel (West Texas Intermediate Crude Prices) earlier in 2008, oil prices collapsed back to average $43 per barrel during the first quarter of 2009, but slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (although the fourth quarter of 2012 dipped to average $88 per barrel). After trading in the range of $6 to $9 an mmbtu from 2004 to 2008, North American gas prices declined to average $3.17 per mmbtu in the third quarter of 2009. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range. However, the average quarterly price per mmbtu climbed steadily since the second quarter of 2012 to an average of $5.18 per mmbtu in the first quarter of 2014 significantly up from a full year 2013 average of $3.72 per mmbtu. Recent price upticks seem to be a product of relatively colder weather; and, as a result, the supply of natural gas stockpiles diminishing.

The steadily rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Since 2009, commodity prices and oil-drilling activity have improved.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes (a good measure of the level of oilfield activity and spending) peaked at 2,031 rigs in September 2008, but decreased to a low of 876 in June, 2009. U.S. rig count increased steadily to 2,026 by late 2011, but began to decline with lower gas prices to average 1,781 rigs during the first quarter of 2014. Many oil and gas operators reliant on external financing to fund their drilling programs significantly curtailed their drilling activity in 2009, but drilling recovered across North America as gas prices improved. Recently low gas prices have caused operators to trim drilling, driving the average U.S. gas rig count down 61% from the fourth quarter of 2011, to an average of 345 in the first quarter of 2014. However, with high oil prices, many have redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. For the first quarter of 2014, oil-directed drilling rose above 80% of the total domestic drilling effort, and remains at its highest levels in the U.S. since the early 1980’s.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings; but, the international rig count exhibited modest declines nonetheless, falling from its 1,108 in September 2008 to 947 in August 2009. Since that decline, international drilling activity has increased and averaged 1,337 rigs in the first quarter of 2014.

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

The industry responded by launching many new rig construction projects since 2005, to 1.) retool the existing fleet of jackup rigs (a substantial portion of which are more than 25 years old); 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of these trends the Company’s Rig Technology segment grew its backlog of capital equipment orders from $0.9 billion at June 30, 2005, to $11.8 billion at September 30, 2008. However, as a result of the credit crisis and slowing drilling activity, orders declined below amounts flowing out of backlog as revenue, causing the backlog to decline to $4.9 billion by June 30, 2010. The backlog increased steadily since, as drillers began ordering more than the Company shipped out of backlog, and finished the first quarter of 2014 at a record $16.3 billion. Approximately $7.2 billion of these orders are scheduled to flow out as revenue over the remainder of 2014, with the balance flowing out in 2015 and beyond. Of this backlog, 92% of the total is for equipment destined for offshore operations, with 8% destined for land. Equipment destined for international markets totaled 94% of the backlog.

Segment Performance

The Rig Technology segment generated $3.0 billion in revenues and $634 million in operating profit or 21.1% of sales in the first quarter of 2014. Compared to the prior quarter, revenues decreased $301 million, and operating profit decreased $58 million, representing 19% decremental operating leverage. Compared to the first quarter of 2013, segment revenues grew $381 million or 15%, and operating profit increased $84 million, representing 22% incremental leverage. Margins have moved down steadily since mid-2010 due to an adverse mix shift in the segment, the addition of lower-margin acquisitions, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Margins have also been negatively impacted by the compression of delivery schedules from our shipyard customers, which have challenged the limits of our supply chain and increased our overall project costs. Revenue out of backlog declined 12% sequentially, and increased 12% year-over-year. Non-backlog revenue, which is predominantly aftermarket spares and services was flat sequentially, and increased 22% from the first quarter of 2013. Orders for three deepwater floating rig equipment packages, and seventeen drilling equipment packages for jackup rigs, contributed to total order additions to backlog of $2.3 billion during the first quarter of 2014.

The Petroleum Services & Supplies segment generated $1.8 billion in revenue and $321 million in operating profit, or 17.9% of sales, for the first quarter of 2014. Compared to the prior quarter, revenue decreased $136 million or 7%, and operating profit decreased $42 million, representing 31% decremental operating leverage. Although the segment’s North American revenues grew 7% sequentially, overall revenues declined due to large year-end shipments of drill pipe and solids control equipment that took place in the fourth quarter of 2013. Compared to the first quarter of 2013, revenues increased $88 million, and operating profit increased $66 million, representing 75% incremental leverage. Both revenues and operating profit were positively influenced by a higher average rig count year-over-year and the fact that our customers have worked through the excess inventory they carried into early 2013. For the first quarter of 2014, approximately 57% of the segment’s sales were into North American markets, and 43% of sales were into international markets.

The Distribution & Transmission segment generated $1.3 billion in revenue and $55 million in operating profit or 4.3% of sales during the first quarter of 2014. Revenues improved $28 million or 2% from the fourth quarter of 2013, and operating profit increased $3 million. Compared to the first quarter of 2013, revenues increased $54 million or 4% and operating profit decreased $8 million. Sequentially, the resumption of drilling and completions activities in Canada, coupled with continued growth in international markets, drove the increase. The year-over-year revenue growth was driven primarily by improvement in U.S. and international drilling and well service activity, which positively impacted day-to-day sales of maintenance, repair and operating consumables. For the first quarter of 2014, approximately 81% of the group’s sales were into North American markets and 19% into international markets.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Order levels for new deepwater drilling rigs have rebounded, and the Rig Technology segment continues to experience a high level of interest as dayrates for deepwater offshore rigs remain high. Still, margins, which were 21.1% in the first quarter of 2014, may continue to be challenged to expand significantly beyond current levels due to lower-margin contributions from recent subsea production equipment acquisitions, weak workover and pressure pumping equipment markets in North America, higher costs of execution resulting from significantly compressed project timelines, continued flow through of lower priced projects, and incremental expenses to support long-term strategic growth initiatives. In contrast, several factors could positively impact margins over the long term including a more aggressive contract pricing strategy initiated in the second quarter of 2013, increased manufacturing capacity that will allow for reduced supply chain stress associated with aggressive delivery schedules, and increasing demand for pressure pumping and coiled tubing units along with continued growth in aftermarket sales and service.

Our outlook for the Company’s Petroleum Services & Supplies segment and Distribution & Transmission segment remains closely tied to the rig count, particularly in North America. Average U.S. rig count during the first quarter of 2014 saw modest gains of 1% compared to both the fourth and first quarters of 2013. The first quarter of 2014 saw average Canadian rig count improve 39% sequentially but remain relatively flat year-over-year. As a result, revenues for both segments improved sequentially in Canada. Domestic land drilling and well service firms are increasing activity, which is leading to increased demand for drilling and stimulation equipment to develop unconventional shales. However, for both the U.S. and Canada, pricing and volumes remain stressed as pressure pumpers, drilling contractors and oil companies reduce operating and capital expenditures. Additionally, economic weakness may pressure oil prices, which could lead to further activity declines, particularly among North American operators which may rely on cash flows from gas production and/or external financing to fund their drilling operations. In contrast, activity generally seems to be continuing to increase in most international markets outside North America.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2014 and 2013, and the fourth quarter of 2013 include the following:

				%	%
				1Q14 v	1Q14 v
	1Q14*	1Q13*	4Q13*	1Q13	4Q13
Active Drilling Rigs:
U.S.	1,781	1,758	1,757	1.3%	1.4%
Canada	526	536	378	(1.9%)	39.2%
International	1,337	1,274	1,321	4.9%	1.2%

Worldwide	3,644	3,568	3,456	2.1%	5.4%
West Texas Intermediate Crude Prices (per barrel)	$98.75	$94.34	$97.34	4.7%	1.4%
Natural Gas Prices ($/mmbtu)	$5.18	$3.49	$3.84	48.4%	34.9%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended March 31, 2014, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 5.4% (from 3,456 to 3,644) and the U.S. increased 1.4% (from 1,757 to 1,781), in the first quarter of 2014 compared to the fourth quarter of 2013. The average per barrel price of West Texas Intermediate Crude increased 1.4% (from $97.34 per barrel to $98.75 per barrel) and natural gas prices increased 34.9% (from $3.84 per mmbtu to $5.18 per mmbtu) in the first quarter of 2014 compared to the fourth quarter of 2013.

U.S. rig activity at April 25, 2014 was 1,861 rigs increased four percent compared to the first quarter average of 1,781 rigs. The price for West Texas Intermediate Crude was at $100.60 per barrel at April 25, 2014, increasing two percent from the first quarter average. The price for natural gas was at $4.65 per mmbtu at April 25, 2014, decreasing 10 percent from the first quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue:
Rig Technology	$3,009	$2,628
Petroleum Services & Supplies	1,789	1,701
Distribution & Transmission	1,281	1,227
Eliminations	(302)	(249)

Total Revenue	$5,777	$5,307

Operating Profit:
Rig Technology	$634	$550
Petroleum Services & Supplies	321	255
Distribution & Transmission	55	63
Unallocated expenses and eliminations	(149)	(117)

Total Operating Profit	$861	$751

Operating Profit %:
Rig Technology	21.1%	20.9%
Petroleum Services & Supplies	17.9%	15.0%
Distribution & Transmission	4.3%	5.1%
Total Operating Profit %	14.9%	14.2%

Rig Technology

Three Months Ended March 31, 2014 and 2013. Revenue from Rig Technology was $3,009 million for the three months ended March 31, 2014, compared to $2,628 million for the three months ended March 31, 2013, an increase of $381 million (14.5%). Additional capacity enabled Rig Technology to generate revenue out of backlog of $2,221 million for the three months ended March 31, 2014, a 12% increase compared to the same period in 2013. Increases in the Company’s aftermarket and FPSO businesses also contributed to the increase in revenue for Rig Technology. Increased demand for land drilling equipment in North America was helped by a first quarter 2014 rig count average of 2,307 rigs slightly higher than the first quarter 2013 average of 2,294 rigs.

Operating profit from Rig Technology was $634 million for the three months ended March 31, 2014 compared to $550 million for the three months ended March 31, 2013, an increase of $84 million (15.3%). Operating profit percentage increased in the three months ended March 31, 2014 to 21.1%, from 20.9% in the three months ended March 31, 2013. Operating profit percentage remained relatively flat as the segment continues to work through lower priced backlog, faces more aggressive delivery schedules and incurs increasing installation and commissioning costs, as well as considerable start-up costs associated with expansion projects such as construction of an NOV Flexibles plant in Brazil.

The Rig Technology segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $16.3 billion at March 31, 2014, an increase of $3.4 billion (26.4%) from backlog of $12.9 billion at March 31, 2013. At March 31, 2014, approximately 92% of the capital equipment backlog was for offshore products and 8% was for land. In addition, at March 31, 2014, approximately 94% of the capital equipment backlog was for international markets and 6% was for domestic markets.

Petroleum Services & Supplies

Three Months Ended March 31, 2014 and 2013. Revenue from Petroleum Services & Supplies was $1,789 million for the three months ended March 31, 2014 compared to $1,701 million for the three months ended March 31, 2013, an increase of $88 million (5.2%). This increase is primarily due to a slight strengthening in the U.S. market as well as continued growth internationally and the full quarter effect of Robbins & Myers.

Operating profit from Petroleum Services & Supplies was $321 million for the three months ended March 31, 2014 compared to $255 million for the three months ended March 31, 2013, an increase of $66 million (25.9%). Operating profit percentage increased to 17.9% in the three months ended March 31, 2014, up from 15.0% in the three months ended March 31, 2013. This increase is primarily due to higher volumes and lower integration costs for the three months ended March 31, 2014 compared to the same period in 2013.

Distribution & Transmission

Three Months Ended March 31, 2014 and 2013. Revenue from Distribution & Transmission was $1,281 million for the three months ended March 31, 2014 compared to $1,227 million for the three months ended March 31, 2013, an increase of $54 million (4.4%). This increase was primarily attributable to a slight strengthening in the U.S. market as well as increased projects in the Middle East.

Operating profit from Distribution & Transmission was $55 million (which was negatively impacted by $13 million in other costs primarily associated with the proposed spin-off of the Company’s distribution business) for the three months ended March 31, 2014 compared to $63 million for the three months ended March 31, 2013, a decrease of $8 million (12.7%). Operating profit percentage decreased in the three months ended March 31, 2014 to 4.3%, from 5.1% in the three months ended March 31, 2013. This decrease was primarily attributable to other costs associated with the proposed spin-off of the Company’s distribution business.

Unallocated expenses and eliminations

Unallocated expenses and eliminations were $149 million and $117 million for the three months ended March 31, 2014 and 2013, respectively. This increase is primarily due to higher intersegment eliminations as a result of increased.

Other income (expense), net

Other income (expense), net were nil and expenses of $21 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in expense is primarily due to exchange rate movements. During the first quarter of 2014, the Company recorded $5 million in currency exchange gains compared to $13 million in losses for the same period in 2013.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2014 was 30.6%, compared to 30.9 % for the same period in 2013. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, foreign exchange losses for tax reporting in Norway, and the deduction in the U.S. for manufacturing activities.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended
	March 31,		December 31,
	2014	2013	2013
Reconciliation of operating profit:
GAAP operating profit	$861	$751	$957
Other costs (1):
Rig Technology	1	7	5
Petroleum Services & Supplies	5	56	3
Distribution & Transmission	13	2	8

Operating profit excluding other costs	$880	$816	$973

	Three Months Ended
	March 31,		December 31,
	2014	2013	2013
Reconciliation of operating profit %:
GAAP operating profit %	14.9%	14.2%	15.5%
Other costs %	0.3%	1.2%	0.3%

Operating profit % excluding other costs	15.2%	15.4%	15.8%

	Three Months Ended
	March 31,		December 31,
	2014	2013	2013
Reconciliation of diluted earnings per share:
GAAP earnings per share	$1.37	$1.17	$1.53
Other costs (1)	0.03	0.12	0.03

Earnings per share excluding other costs	$1.40	$1.29	$1.56

(1)	Other costs primarily related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the proposed spin-off of the Company’s distribution business and certain legal costs, items which are included in operating profit. For the three months ended March 31, 2014 and 2013, other costs included in operating profit were $19 million and $65 million, respectively. Certain other costs are included in other income (expense), net were nil and $8 million for the three months ended March 31, 2014 and 2013, respectively. Other costs for the three months ended December 31, 2013 totaled $16 million.

Liquidity and Capital Resources

Overview

The Company assesses liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The Company remains in a strong financial position, with resources available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short- and long-term objectives. The Company believes that cash on hand, cash generated from expected results of operations, amounts available under its revolving credit facility and its commercial paper program will be sufficient to fund operations, anticipated working capital needs and other cash requirements such as capital expenditures, debt and interest payments and dividend payments for the foreseeable future.

At March 31, 2014, the Company had cash and cash equivalents of $3,688 million, and total debt of $3,149 million. At December 31, 2013, cash and cash equivalents were $3,436 million and total debt was $3,150 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $3,688 million of cash and cash equivalents at March 31, 2014, approximately $3,262 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility or its commercial paper program.

The Company’s outstanding debt at March 31, 2014 was $3,149 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, and other debt of $6 million.

At March 31, 2014, the Company had no commercial paper borrowings and no borrowings against its $3.5 billion revolving credit facility. Funds available under the Company’s revolving credit facility were $2,509 million due to $991 million in outstanding letters of credit issued under the facility.

The Company also had $3,223 million of additional outstanding letters of credit at March 31, 2014, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$488	$506
Net cash used in investing activities	(126)	(2,535)
Net cash provided by (used in) financing activities	(105)	1,162

Operating Activities

For the first three months of 2014, cash provided by operating activities was $488 million compared to $506 million in the same period of 2013. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $589 million plus non-cash charges of $233 million, less $10 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $385 million for the first three months of 2014 compared to $134 million used in the same period in 2013. This increase in the first quarter of 2014 compared to the same period in 2013 was primarily the result of a temporary decrease in cash collections in our Distribution & Transmission segment, where the implementation of SAP led to slight delays in the collection process, and in our Rig Technology segment that experienced payment delays from some larger offshore rig customers. This increase was partially offset by continued customer financing, where prepayments and milestone invoicing on major projects outpaced costs incurred.

Investing Activities

For the first three months of 2014, net cash used in investing activities was $126 million compared to $2,535 million for the same period of 2013. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which decreased in the first three months of 2014 compared to the first three months of 2013. The Company used approximately $2 million for acquisitions in the first three months of 2014, a significant decrease compared to approximately $2.5 billion for the purpose of acquiring Robbins & Myers during the first three months of 2013. In addition, the Company used $131 million during the first three months of 2014 for capital expenditures compared to $168 million for the same period of 2013.

Financing Activities

For the first three months of 2014, net cash used in financing activities was $105 million compared to net cash provided by financing activities of $1,162 million for the same period of 2013. The change was primarily due to increased dividends and no borrowings during the first three months of 2014 compared to $1,200 million in net borrowings on the Company’s revolving credit facility, most of which was used to acquire Robbins & Myers, for the same period of 2013.

Other

The effect of the change in exchange rates on cash flows was a decrease of $5 million and $11 million for the first three months of 2014 and 2013, respectively.

We believe that cash on hand, cash generated from operations, amounts available under our credit facility and through our commercial paper program, as well as from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the credit facility, our commercial paper program or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” (ASU No. 2014-08), which is an update for Accounting Standards Codification Topic No. 205 “Presentation of Financial Statements” and Topic No. 360 “Property, Plant and Equipment’. This update changes the requirements of reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements. The Company is currently assessing the impact of ASU No. 2014-08 on its consolidated financial position and results of operations.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of approximately $5 million in the first three months of 2014, compared to a $13 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods at March 31, 2014 (in millions, except contract rates):

	As of March 31, 2014				December 31,
Functional Currency	2014	2015	2016	Total	2013
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	202	—	—	202	229
Average USD to CAD contract rate	1.1205	—	—	1.1205	1.0669
Fair Value at March 31, 2014 in U.S. dollars	(2)	—	—	(2)	1
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	205	48	—	253	51
Average USD to CAD contract rate	1.1131	1.1180	—	1.1140	1.0230
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	(1)
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	6	—	—	6	9
Average USD to EUR contract rate	0.7334	0.7405	—	0.7342	7.5900
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in euros)	348	32	—	380	344
Average USD to EUR contract rate	0.7347	0.7340	—	0.7346	0.7401
Fair Value at March 31, 2014 in U.S. dollars	5	—	—	5	9
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	195,421	—	—	195,421	195,020
Average USD to KRW contract rate	1,085	—	—	1,085	1,114
Fair Value at March 31, 2014 in U.S. dollars	2	—	—	2	10

	As of March 31, 2014				December 31,
Functional Currency	2014	2015	2016	Total	2013
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	—	—	—	—	11
Average USD to GBP contract rate	—	—	—	—	0.6142
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	57	11	—	68	73
Average USD to GBP contract rate	0.6157	0.6092	—	0.6146	0.6201
Fair Value at March 31, 2014 in U.S. dollars	2	—	—	2	2
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	8	9	—	17	15
Average CAD to USD contract rate	0.9389	0.9399	—	0.9395	0.9431
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	61	24	—	85	71
Average DKK to USD contract rate	0.1811	0.1832	—	0.1817	0.1813
Fair Value at March 31, 2014 in U.S. dollars	1	—	—	1	1
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	600	269	9	878	773
Average EUR to USD contract rate	1.3476	1.3637	1.3915	1.3529	1.3411
Fair Value at March 31, 2014 in U.S. dollars	12	3	—	15	21
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	89	14	—	103	42
Average GBP to USD contract rate	1.6350	1.5978	—	1.6298	1.5779
Fair Value at March 31, 2014 in U.S. dollars	1	1	—	2	1
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	1,067	724	100	1,891	1,877
Average NOK to USD contract rate	0.1647	0.1623	0.1578	0.1634	0.1642
Fair Value at March 31, 2014 in U.S. dollars	8	8	3	19	(28)
Buy MXN/Sell USD:
Notional amount to buy (in U.S. dollars)	39	—	—	39	—
Average MXN to USD contract rate	0.0754	—	—	0.0754	—
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	32	6	1	39	15
Average SGD to USD contract rate	0.7887	0.7957	0.7874	0.7897	0.7966
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	2	—	—	2	2
Average CAD to USD contract rate	0.9614	—	—	1.0178	1.3625
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	32	—	—	32	11
Average DKK to USD contract rate	0.1828	—	—	0.1828	1.3625
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	321	—	—	321	190
Average EUR to USD contract rate	1.3894	—	—	1.3894	1.3109
Fair Value at March 31, 2014 in U.S. dollars	3	—	—	3	(2)
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	22	—	—	22	—
Average GBP to USD contract rate	1.6034	—	—	1.6034	—
Fair Value at March 31, 2014 in U.S. dollars	(1)	—	—	(1)	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	331	71	—	402	385
Average NOK to USD contract rate	0.1650	0.1606	—	0.1642	0.1634
Fair Value at March 31, 2014 in U.S. dollars	(2)	(1)	—	(3)	6

	As of March 31, 2014				December 31,
Functional Currency	2014	2015	2016	Total	2013
Sell SGD/Buy USD:
Notional amount to buy (in U.S. dollars)	2	—	—	2	1
Average SGD to USD contract rate	0.7910	—	—	0.7910	0.8000
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Sell RUB/Buy USD:
Notional amount to buy (in U.S. dollars)	49	—	—	49	64
Average RUB to USD contract rate	0.0274	—	—	0.0274	0.0298
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	(1)
Sell SEK/Buy USD:
Notional amount to buy (in U.S. dollars)	1	—	—	1	1
Average SEK to USD contract rate	0.1546	—	—	0.1546	0.1529
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	104	—	—	104	111
Average DKK to USD contract rate	5.3927	—	—	5.3927	5.6126
Fair Value at March 31, 2014 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at March 31, 2014 in U.S. dollars	2	(1)	—	1	(1)

Total Fair Value at March 31, 2014 in U.S. dollars	31	10	3	44	19

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $732 million and translation exposures totaling $593 million as of March 31, 2014 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $48 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $59 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2014, long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,400 million in 2.60% Senior Notes and $1,100 million in 3.95% Senior Notes, and no borrowings under our revolving credit facility or our commercial paper program. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the prime interest rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: May 5, 2014	By: /s/ Jeremy D. Thigpen
Jeremy D. Thigpen
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.13	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.14	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (12)

10.15	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (12)

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (12)

10.17	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (12)

10.18	Employment Agreement dated as of January 1, 2004 between Jeremy Thigpen and National Oilwell. (Exhibit 10.1) (13)

10.19	First Amendment to Employment Agreement dated as of December 22, 2008 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.2) (13)

10.20	Second Amendment to Employment Agreement dated as of December 31, 2009 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.3) (13)

10.21	Form of Performance Award Agreement (Exhibit 10.1) (14)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (15)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.
(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.
(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(15)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.