Form 10-Q
period 2014-06-30
NATIONAL OILWELL VARCO INC
filed 2014-08-04
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 31, 2014 the registrant had 430,238,649 shares of common stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,885	$3,436
Receivables, net	4,427	4,896
Inventories, net	5,198	5,603
Costs in excess of billings	1,567	1,539
Deferred income taxes	331	373
Prepaid and other current assets	595	576

Total current assets	16,003	16,423

Property, plant and equipment, net	3,440	3,408
Deferred income taxes	472	372
Goodwill	8,640	9,049
Intangibles, net	4,808	5,055
Investment in unconsolidated affiliates	351	390
Other assets	113	115

Total assets	$33,827	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,178	$1,275
Accrued liabilities	2,857	2,763
Billings in excess of costs	2,176	1,771
Current portion of long-term debt and short-term borrowings	—	1
Accrued income taxes	260	556
Deferred income taxes	444	312

Total current liabilities	6,915	6,678

Long-term debt	3,148	3,149
Deferred income taxes	2,002	2,292
Other liabilities	344	363

Total liabilities	12,409	12,482

Commitments and contingencies

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 429,458,195 and 428,433,703 shares issued and outstanding at June 30, 2014 and December 31, 2013	4	4
Additional paid-in capital	8,999	8,907
Accumulated other comprehensive income (loss)	48	(4)
Retained earnings	12,281	13,323

Total Company stockholders’ equity	21,332	22,230
Noncontrolling interests	86	100

Total stockholders’ equity	21,418	22,330

Total liabilities and stockholders’ equity	$33,827	$34,812

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$5,255	$4,680	$10,144	$9,056
Cost of revenue	3,800	3,507	7,404	6,717

Gross profit	1,455	1,173	2,740	2,339
Selling, general and administrative	542	460	1,028	933

Operating profit	913	713	1,712	1,406
Interest and financial costs	(27)	(30)	(53)	(58)
Interest income	5	3	9	6
Equity income in unconsolidated affiliates	23	15	33	34
Other income (expense), net	(21)	11	(21)	(12)

Income from continuing operations before income taxes	893	712	1,680	1,376
Provision for income taxes	284	218	523	423

Income from continuing operations	609	494	1,157	953
Income from discontinued operations	11	37	52	78

Net income	620	531	1,209	1,031
Net income (loss) attributable to noncontrolling interests	1	—	1	(2)

Net income attributable to Company	$619	$531	$1,208	$1,033

Per share data:
Basic:
Income from continuing operations	$1.42	$1.16	$2.70	$2.24

Income from discontinued operations	$0.03	$0.09	$0.12	$0.18

Net income attributable to Company	$1.45	$1.25	$2.82	$2.42

Diluted:
Income from continuing operations	$1.42	$1.15	$2.69	$2.23

Income from discontinued operations	$0.02	$0.09	$0.12	$0.18

Net income attributable to Company	$1.44	$1.24	$2.81	$2.41

Cash dividends per share	$0.46	$0.26	$0.72	$0.39

Weighted average shares outstanding:
Basic	428	426	428	426

Diluted	430	428	430	428

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$620	$531	$1,209	$1,031
Currency translation adjustments	114	(121)	63	(238)
Changes in derivative financial instruments, net of tax	(25)	(22)	(11)	(70)

Comprehensive income	709	388	1,261	723
Comprehensive income (loss) attributable to noncontrolling interest	1	—	1	(2)

Comprehensive income attributable to Company	$708	$388	$1,260	$725

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Income from continuing operations	1,157	$953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	356
Deferred income taxes	(57)	(116)
Equity income in unconsolidated affiliates	(33)	(34)
Dividend from unconsolidated affiliate	73	66
Other, net	127	29
Change in operating assets and liabilities, net of acquisitions:
Receivables	(123)	(4)
Inventories	(516)	(54)
Costs in excess of billings	(28)	(222)
Prepaid and other current assets	(48)	32
Accounts payable	101	(47)
Billings in excess of costs	405	(30)
Income taxes payable	(295)	(99)
Other assets/liabilities, net	126	(91)

Net cash provided by continuing operating activities	1,270	739
Discontinued operations	89	131

Net cash provided by operating activities	1,359	870

Cash flows from investing activities:
Purchases of property, plant and equipment	(300)	(284)
Business acquisitions, net of cash acquired	(102)	(2,390)
Cash distributed in spin-off	(253)	—
Other	13	46

Net cash used in continuing investing activities	(642)	(2,628)
Discontinued operations	(12)	(36)

Net cash used in investing activities	(654)	(2,664)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	151	1,556
Repayments on debt	(151)	(586)
Cash dividends paid	(309)	(167)
Proceeds from stock options exercised	34	12
Other	12	13

Net cash provided by (used in) continuing financing activities	(263)	828
Discontinued operations	—	—

Net cash provided by (used in) financing activities	(263)	828
Effect of exchange rates on cash	7	(26)

Increase (decrease) in cash and cash equivalents	449	(992)
Cash and cash equivalents, beginning of period	3,436	3,319

Cash and cash equivalents, end of period	$3,885	$2,327

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$53	$57
Income taxes	$886	$668

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

On May 30, 2014, the Company completed the spin-off of its distribution business into an independent public company named NOW Inc. (“NOW”). As a result, the results of operations for our distribution business have been classified as discontinued operations for all periods presented. See Note 2 for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

In conjunction with the spin-off of NOW Inc. the Company reviewed its reporting and management structure, and effective April 1, 2014, reorganized the Rig Technology, Petroleum Services & Supplies and remaining operations of Distribution & Transmission reporting segments into four new reporting segments. The new reporting segments are Rig Systems, Rig Aftermarket, Wellbore Technologies and Completion & Production Solutions.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, and payables approximated fair value because of the relatively short maturity of these instruments. Cash equivalents include only those investments having a maturity date of three months or less at the time of purchase. See Note 8 for the fair value of long-term debt and Note 11 for the fair value of derivative financial instruments.

2.	Spin-off of Distribution Business

On May 30, 2014, the Company completed the previously announced spin-off (the “spin-off”) of its distribution business into an independent public company named NOW Inc., which trades on the New York Stock Exchange under the symbol “DNOW”. After the close of the New York Stock Exchange on May 30, 2014, the stockholders of record as of May 22, 2014 (the “Record Date”) received one share of NOW Inc. common stock for every four shares of NOV common stock held on the Record Date. No fractional shares of NOW Inc. common stock were distributed. Instead, the transfer agent aggregated any fractional shares into whole shares, sold those whole shares in the open market at prevailing rates and distributed the net cash proceeds, after deducting any taxes required to be withheld and any amount equal to all brokerage charges and commissions, pro rata to each holder who would otherwise have been entitled to receive fractional shares in the distribution.

In order to effect the spin-off and govern its relationship with NOW after the spin-off, the Company entered into a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Transition Services Agreement, a Master Distributor Agreement, and a Master Services Agreement. The Separation and Distribution Agreement governs the terms of the separation of the distribution business from NOV’s other businesses. Generally, the Separation and Distribution Agreement includes agreements between NOW and NOV relating to the restructuring steps needed to be taken to complete the separation, including the assets, equity interests and rights to be transferred, liabilities to be assumed, contracts to be assigned and related matters. The Separation and Distribution Agreement also governs the treatment of aspects relating to indemnification, insurance, litigation responsibility, confidentiality, management, intellectual property (including trademarks) and cooperation.

The Tax Matters Agreement governs respective rights, responsibilities and obligations of NOV and NOW with respect to deficiencies and refunds, if any, of federal, state, local, and foreign taxes for periods before and after the distribution, as well as taxes attributable to the separation and distribution, and related matters such as the filing of tax returns and the conduct of IRS and other audits. In addition, the Tax Matters Agreement imposes certain restrictions on NOW and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the generally tax-free status of the separation and distribution.

The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees of NOV and NOW and generally allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs. The Employee Matters Agreement provides for the treatment of outstanding NOV equity awards. The Employee Matters Agreement also sets forth the general principles relating to employee matters, including with respect to the assignment of employees and the transfer of employees from us to NOW, the assumption and retention of liabilities and related assets, expense reimbursements, workers’ compensation, leaves of absence, the provision of comparable benefits, employee service credits, the sharing of employee information and the duplication or acceleration of benefits.

The Transition Services Agreement sets forth the terms on which NOV will provide to NOW, and NOW will provide to NOV, on a temporary basis, certain services or functions that the companies historically have shared. Transition services may include administrative, payroll, human resources, data processing, environmental health and safety, financial audit support, financial transaction support, legal support services, IT and network infrastructure systems and various other support and corporate services. The Transition Services Agreement provides for the provision of specified transition services generally for a period of up to 18 months.

The Master Distributor Agreement provides that NOW will act as a distributor of certain of NOV’s products. Under the Master Supply Agreement, NOW will supply products and provide solutions, including supply chain management solutions, to NOV.

The following table presents the carrying value of assets and liabilities of NOW, immediately preceding the spin-off, which are excluded from our consolidated balance sheet at June, 30, 2014 as a result of the spin-off on May 30, 2014 (in millions).

Current assets:
Cash and cash equivalents	$253
Receivables, net	753
Inventories, net	844
Deferred income taxes	30
Prepaid and other current assets	35

Total current assets of discontinued operations	1,915

Property, plant and equipment, net	115
Deferred income taxes	15
Goodwill	332
Intangibles, net	67
Other assets	2

Total assets of discontinued operations	$2,446

Current liabilities:
Accounts payable	$384
Accrued liabilities	90
Accrued income taxes	5

Total current liabilities of discontinued operations	479

Deferred income taxes	17
Other liabilities	9

Total liabilities of discontinued operations	$505

Other items incurred as a result of the spin-off were $25 million and $34 million for the three and six months ended June 30, 2014 and are included in continuing operations. The following table presents selected financial information, as of May 30, 2014, regarding the results of operations of our distribution business, which is reported as discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue from discontinued operations	$624	$1,070	$1,701	$2,142

Income from discontinued operations before income taxes	21	58	83	118

Prior to the spin-off, sales to NOW were $91 million and $231 million for the three and six months ended June 30, 2014, respectively, and $116 million and $225 million for the three and six months ended June 30, 2013, respectively. Prior to the spin-off, purchases from NOW were $32 million and $82 million for the three and six months ended June 30, 2014, respectively and $32 million and $63 million for the three and six months ended June 30, 2013. Prior to May 30, 2014, the spin-off date, revenue and related cost of revenue were eliminated in consolidation between NOV and NOW. Beginning May 31, 2014, this revenue and cost of revenue represent third-party transactions with NOW.

3.	Inventories, net

Inventories consist of (in millions):

	June 30, 2014	December 2013
Raw materials and supplies	$1,267	$1,175
Work in process	1,031	798
Finished goods and purchased products	2,900	3,630

Total	$5,198	$5,603

4.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2014	December 31, 2013
Customer prepayments and billings	$808	$673
Accrued vendor costs	538	531
Compensation	419	516
Warranty	267	228
Taxes (non-income)	176	188
Insurance	132	131
Accrued commissions	96	97
Fair value of derivative financial instruments	25	31
Interest	11	11
Other	385	357

Total	$2,857	$2,763

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2013	$228

Net provisions for warranties issued during the year	61
Amounts incurred	(26)
Currency translation adjustments and other	4

Balance at June 30, 2014	$267

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$9,422	$7,608
Estimated earnings	4,326	3,553

	13,748	11,161
Less: Billings to date	14,357	11,393

	$(609)	$(232)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,567	$1,539
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,176)	(1,771)

	$(609)	$(232)

6.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2013	$17	$5	$(26)	$(4)

Accumulated other comprehensive income (loss) before reclassifications	63	6	—	69

Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)

Balance at June 30, 2014	$80	$(6)	$(26)	$48

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2014				2013
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(8)	$—	$(17)	$—	$(2)	$—	$(2)
Cost of revenue	—	(4)	—	(2)	—	4	—	4
Other income (expense), net	—	—	—	—	(25)	—	—	(25)
Tax effect	—	2	—	4	—	—	—	—

	$—	$(10)	$—	$(15)	$(25)	$2	$—	$(23)

	Six Months Ended June 30,
	2014				2013
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(21)	$—	$(21)	$—	$(4)	$—	$(4)
Cost of revenue	—	(1)	—	(1)	—	1	—	1
Other income (expense), net	—	—	—	—	(25)	—	—	(25)
Tax effect	—	5	—	5	—	1	—	1

	$—	$(17)	$—	$(17)	$(25)	$(2)	$—	$(27)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three and six months ended June 30, 2014, a majority of these local currencies strengthened against the U.S. dollar resulting in net Other Comprehensive Income of $114 million and $63 million, respectively, upon the translation from local currencies to the U.S. dollar. For the three and six months ended June 30, 2013, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $96 million and $213 million, respectively, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income or Loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income or Loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of Other Comprehensive Income or Loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was Other Comprehensive Loss of $25 million (net of tax of $10 million) and $11 million (net of tax of $4 million) for the three and six months ended June 30, 2014, respectively. The accumulated effect was Other Comprehensive Loss of $22 million (net of tax of $8 million) and $70 million (net of tax of $27 million) for the three and six months ended June 30, 2013, respectively.

7.	Business Segments

Effective April 1, 2014, the Company’s operations were reorganized into four reportable segments: Rig Systems, Rig Aftermarket, Wellbore Technologies and Completion & Production Solutions. Within the four reporting segments, the Company has aggregated two business units under Rig Systems, one business unit under Rig Aftermarket, six business units under Wellbore Technologies and six business units under Completion & Production Solutions for a total of 15 business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of ASC Topic 280, “Segment Reporting” (“ASC Topic 280”).

Rig Systems

The Company’s Rig Systems segment makes and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore. The segment designs, manufactures, and sells land rigs, offshore drilling equipment packages, including installation and commissioning services, and drilling rig components that mechanize and automate the rig process and functionality.

Equipment and technologies in Rig Systems include: substructures, derricks, and masts; cranes; pipe lifting, racking, rotating, and assembly systems; fluid transfer technologies, such as mud pumps; pressure control equipment, including blowout preventers; power transmission systems, including drives and generators; and rig instrumentation and control systems.

The Rig Systems segment primarily supports land and offshore drillers. Demand for Rig Systems products primarily depends on drilling contractors’ and oil and gas companies’ capital spending plans, specifically capital expenditures on rig construction and refurbishment.

Rig Aftermarket

The Company’s Rig Aftermarket segment provides comprehensive aftermarket products and services to support land rigs and offshore rigs, and drilling rig components manufactured by the Rig Systems segment.

The segment provides spare parts, repair, and rentals as well as technical support, field service and first well support, field engineering, and customer training through a network of aftermarket service and repair facilities strategically located in major areas of drilling operations.

The Rig Aftermarket segment primarily supports land and offshore drillers. Demand for Rig Aftermarket products and services primarily depends on overall levels of oilfield drilling activity, which drives demand for spare parts, service, and repair for Rig System’s large installed base of equipment; and secondarily on drilling contractors’ and oil and gas companies’ capital spending plans, specifically capital expenditures on rig refurbishment and re-certification.

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services, drilling fluids, premium drill pipe, wired pipe, tubular inspection and coating services, instrumentation, downhole tools, and drill bits.

The Wellbore Technologies segment focuses on oil and gas companies and supports drilling contractors, oilfield service companies, and oilfield rental companies. Demand for Wellbore Technologies products and services primarily depends on the level of oilfield drilling activity by oil and gas companies, drilling contractors, and oilfield service companies.

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks and pumps, blenders, sanders, hydration units, injection units, flowline, manifolds and wellheads; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and offshore production, including floating production systems and subsea production technologies.

The Completion & Production Solutions segment primarily supports service companies and oil and gas companies. Demand for Completion & Production Solutions products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors and capital spending plans by oil and gas companies and oilfield service companies.

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rig Systems	$2,372	$2,081	$4,628	$3,992
Rig Aftermarket	785	670	1,535	1,221
Wellbore Technologies	1,446	1,222	2,724	2,445
Completion & Production Solutions	1,127	1,057	2,129	2,059
Eliminations	(475)	(350)	(872)	(661)

Total Revenue	$5,255	$4,680	$10,144	$9,056

Operating Profit:
Rig Systems	$501	$383	$952	$753
Rig Aftermarket	217	189	408	331
Wellbore Technologies	263	184	484	366
Completion & Production Solutions	157	127	294	263
Unallocated expenses and eliminations	(225)	(170)	(426)	(307)

Total Operating Profit	$913	$713	$1,712	$1,406

Operating Profit %:
Rig Systems	21.1%	18.4%	20.6%	18.9%
Rig Aftermarket	27.6%	28.2%	26.6%	27.1%
Wellbore Technologies	18.2%	15.1%	17.8%	15.0%
Completion & Production Solutions	13.9%	12.0%	13.8%	12.8%
Total Operating Profit %	17.4%	15.2%	16.9%	15.5%

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Included in operating profit are other items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the spin-off of the Company’s distribution business and certain legal costs. Other items by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other items:
Rig Systems	$—	$10	$—	$12
Rig Aftermarket	—	—	—	—
Wellbore Technologies	6	11	9	37
Completion & Production Solutions	1	36	7	72
Unallocated expenses and eliminations	25	—	34	—

Total other items	$32	$57	$50	$121

The Company had revenues of 8% of total revenue from one of its customers for each of the three and six months ended June 30, 2014, and 12% for each of the three and six months ended June 30, 2013. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

8.	Debt

Debt consists of (in millions):

	June 30,	December 31,
	2014	2013

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	$151	$151

Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500

Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,396

Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096

Other	5	7

Total debt	3,148	3,150
Less current portion	—	1

Long-term debt	$3,148	$3,149

The Company has a $3.5 billion, five-year unsecured revolving credit facility which expires September 28, 2018. The Company also has a commercial paper program that is supported by its revolving credit facility. At June 30, 2014, the Company had no commercial paper borrowings and no borrowings against its revolving credit facility. Funds available under the Company’s revolving credit facility were $2,369 million due to $1,131 million in outstanding letters of credit issued under the facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at June 30, 2014.

The Company also had $3,150 million of additional outstanding letters of credit at June 30, 2014, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2014 and December 31, 2013, the fair value of the Company’s unsecured Senior Notes approximated $3,054 million and $2,896 million, respectively. At both June 30, 2014 and December 31, 2013, the carrying value of the Company’s unsecured Senior Notes approximated $3,143 million.

9.	Tax

The effective tax rate for the three and six months ended June 30, 2014 was 31.8% and 31.1%, respectively, compared to 30.6% and 30.7% for the same periods in 2013. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, that is considered to be indefinitely reinvested, foreign exchange losses for tax reporting in Norway, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Federal income tax at U.S. federal statutory rate	$312	$249	$588	$482
Foreign income tax rate differential	(51)	(65)	(98)	(122)
State income tax, net of federal benefit	9	4	15	12
Nondeductible expenses	8	8	19	16
Tax benefit of manufacturing deduction	(10)	(8)	(17)	(16)
Foreign dividends, net of foreign tax credits	12	8	21	12
Tax impact of foreign exchange	6	21	(2)	39
Other	(2)	1	(3)	—

Provision for income taxes	$284	$218	$523	$423

The balance of unrecognized tax benefits at June 30, 2014 was $128 million, $55 million of which if ultimately realized, would be recorded as an income tax benefit. Included in the change in the balance of unrecognized tax benefits was an increase of $1 million associated with certain operating expenses that may not be deductible in foreign jurisdictions.

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for tax years after 2009 and outside the U.S. for tax years after 2005.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

10.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 39.5 million. At June 30, 2014, 11,327,904 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights.

On February 25, 2014, the Company granted 3,113,607 stock options with a fair value of $25.60 per share and an exercise price of $74.83 per share; 426,272 shares of restricted stock and restricted stock units with a fair value of $74.83 per share; and performance share awards to senior management employees with potential payouts varying from zero to 436,390 shares. The stock options vest over a three-year period from the grant date while the restricted stock and restricted stock units vest on the third anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are divided into two equal, independent parts that are subject to two separate performance metrics: 50% with a TSR (total shareholder return) goal (the “TSR Award”) and 50% with an internal ROC (return on capital) goal (the “ROC Award”).

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

On May 14, 2014, the Company granted 18,736 restricted stock awards with a fair value of $68.89 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

On June 2, 2014, as a result of the spin-off and pursuant to the terms of the Employee Matters Agreement and the Plan, outstanding NOV stock-based awards held by continuing NOV employees were adjusted to generally preserve the intrinsic value of the original award. Outstanding NOV stock-based awards held by employees of NOW were converted into similar NOW stock-based awards, each appropriately adjusted to generally preserve the intrinsic value of the original award. Adjustments to the awards did not have a material impact to compensation expense.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $27 million and $51 million for the three and six months ended June 30, 2014, respectively and $24 million and $39 million for the three and six months ended June 30, 2013, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $9 million and $16 million for the three and six months ended June 30, 2014, respectively and $8 million and $12 million for the three and six months ended June 30, 2013, respectively.

11.	Derivative Financial Instruments

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

At June 30, 2014, the Company has determined that the fair value of its derivative financial instruments representing assets of $49 million and liabilities of $38 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At June 30, 2014, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $11 million.

At June 30, 2014, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	June 30, 2014		December 31, 2013
Norwegian Krone	NOK	11,836	NOK	10,503
Euro		€474		€406
U.S. Dollar		$305		$357
Danish Krone	DKK	273	DKK	278
Mexican peso	MXN	258	MXN	—
British Pound Sterling		£43		£23
Singapore Dollar	SGD	32	SGD	17
Canadian Dollar	CAD	15	CAD	16

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	June 30, 2014		December 31, 2013
Norwegian Krone	NOK	2,857	NOK	3,257
Russian Ruble	RUB	1,691	RUB	2,149
U.S. Dollar		$913		$715
Euro		€426		€310
Danish Krone	DKK	290	DKK	177
Brazilian Real	BRL	44	BRL	—
Singapore Dollar	SGD	20	SGD	3
British Pound Sterling		£18		£14
Swedish Krone	SEK	9	SEK	4
Canadian Dollar	CAD	3	CAD	3

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

NATIONAL OILWELL VARCO, INC.

Fair Values of Derivative Instruments

(In millions)

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2014	2013	Location	2014	2013
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$18	$35	Accrued liabilities	$13	$18
Foreign exchange contracts	Other Assets	9	5	Other Liabilities	13	9

Total derivatives designated as hedging instruments under ASC Topic 815		$27	$40		$26	$27

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$21	$19	Accrued liabilities	$12	$13
Foreign exchange contracts	Other Assets	1	—	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$22	$19		$12	$13

Total derivatives		$49	$59		$38	$40

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013		2014	2013
			Revenue	21	4
Foreign exchange contracts	13	(95)	Cost of revenue	1	(1)	Other income (expense), net	19	5

Total	13	(95)		22	3		19	5

(a)	The Company expects that $3 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $1 million and nil related to the ineffective portion of the hedging relationships for the six months ended June 30, 2014 and 2013, respectively, and $19 million and $5 million related to the amount excluded from the assessment of the hedge effectiveness for the six months ended June 30, 2014 and 2013, respectively.

12.	Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$608	$494	$1,156	$955

Income from discontinued operations	$11	$37	$52	$78

Net income attributable to Company	$619	$531	$1,208	$1,033

Denominator:
Basic—weighted average common shares outstanding	428	426	428	426
Dilutive effect of employee stock options and other unvested stock awards	2	2	2	2

Diluted outstanding shares	430	428	430	428

Per share data:
Basic:
Income from continuing operations	$1.42	$1.16	$2.70	$2.24

Income from discontinued operations	$0.03	$0.09	$0.12	$0.18

Net income attributable to Company	$1.45	$1.25	$2.82	$2.42

Diluted:
Income from continuing operations	$1.42	$1.15	$2.69	$2.23

Income from discontinued operations	$0.02	$0.09	$0.12	$0.18

Net income attributable to Company	$1.44	$1.24	$2.81	$2.41

Cash dividends per share	$0.46	$0.26	$0.72	$0.39

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of Net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for three and six months ended June 30, 2014 and therefore not excluded from Net income attributable to Company per share calculation.

In addition, the Company had stock options outstanding that were anti-dilutive totaling 9 million shares for each of the three and six months ended June 30, 2014, and 7 million shares for each of the three and six months ended June 30, 2013, respectively.

13.	Cash Dividends

On May 14, 2014, the Company’s Board of Directors approved a cash dividend of $0.46 per share. The cash dividend was paid on June 27, 2014, to each stockholder of record on June 13, 2014. Cash dividends aggregated $198 million and $309 million for the three and six months ended June 30, 2014, and $111 million and $167 million for the three and six months ended June 30, 2013, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

14.	Commitments and Contingencies

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

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of June 30, 2014, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

15.	Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” (ASU No. 2014-08), which is an update for Accounting Standards Codification Topic No. 205 “Presentation of Financial Statements” and Topic No. 360 “Property, Plant and Equipment’. This update changes the requirements of reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Although early adoption is permitted, the Company did not elect to apply the guidance of ASU No. 2014-08 to the spin-off of NOW. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements. The Company is currently assessing the impact of ASU No. 2014-08 on its consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 “Revenue from Contracts with Customers” (ASU No. 2014-09), which supersedes the revenue recognition requirements in Accounting Standard Codification Topic No. 605 “Revenue Recognition” and most industry-specific guidance. This update requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 on its consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

National Oilwell Varco, Inc. (the “Company”) is a worldwide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results of operations, certain non-GAAP financial measures, including operating profit excluding other items, operating profit percentage excluding other items, diluted earnings per share excluding other items and operating (non-GAAP) earnings, are provided. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Rig Systems

The Company’s Rig Systems segment makes and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore. The segment designs, manufactures, and sells land rigs, offshore drilling equipment packages, including installation and commissioning services, and drilling rig components that mechanize and automate the rig process and functionality.

Equipment and technologies in Rig Systems include: substructures, derricks, and masts; cranes; pipe lifting, racking, rotating, and assembly systems; fluid transfer technologies, such as mud pumps; pressure control equipment, including blowout preventers; power transmission systems, including drives and generators; and rig instrumentation and control systems.

The Rig Systems segment primarily supports land and offshore drillers. Demand for Rig Systems products primarily depends on drilling contractors’ and oil and gas companies’ capital spending plans, specifically capital expenditures on rig construction and refurbishment.

Rig Aftermarket

The Company’s Rig Aftermarket segment provides comprehensive aftermarket products and services to support land rigs and offshore rigs, and drilling rig components manufactured by the Rig Systems segment.

The segment provides spare parts, repair, and rentals as well as technical support, field service and first well support, field engineering, and customer training through a network of aftermarket service and repair facilities strategically located in major areas of drilling operations.

The Rig Aftermarket segment primarily supports land and offshore drillers. Demand for Rig Aftermarket products and services primarily depends on overall levels of oilfield drilling activity, which drives demand for spare parts, service, and repair for Rig System’s large installed base of equipment; and secondarily on drilling contractors’ and oil and gas companies’ capital spending plans, specifically capital expenditures on rig refurbishment and re-certification.

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services, drilling fluids, premium drill pipe, wired pipe, tubular inspection and coating services, instrumentation, downhole tools, and drill bits.

The Wellbore Technologies segment focuses on oil and gas companies and supports drilling contractors, oilfield service companies, and oilfield rental companies. Demand for Wellbore Technologies products and services primarily depends on the level of oilfield drilling activity by oil and gas companies, drilling contractors, and oilfield service companies.

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks and pumps, blenders, sanders, hydration units, injection units, flowline, manifolds and wellheads; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and offshore production, including floating production systems and subsea production technologies.

The Completion & Production Solutions segment primarily supports service companies and oil and gas companies. Demand for Completion & Production Solutions products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors and capital spending plans by oil and gas companies and oilfield service companies.

Discontinued Operations

On May 30, 2014, the Company completed the spin-off of its distribution business into an independent public company named NOW Inc. and the results of operations for the distribution business have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to our continuing operations.

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

EXECUTIVE SUMMARY

For its second quarter ended June 30, 2014, the Company generated $609 million in income from continuing operations, or $1.42 per fully diluted share, on $5.3 billion in revenue. Compared to the first quarter of 2014, revenue increased $366 million or 7% and income from continuing operations increased $61 million or 11%. Compared to the second quarter of 2013, revenue increased $575 million or 12%, and income from continuing operations increased $115 million or 23%.

The second quarter of 2014 included pre-tax other items of $32 million, the first quarter of 2014 included pre-tax other items of $18 million, and the second quarter of 2013 included pre-tax other items of $57 million. Excluding the other items from all periods, second quarter 2014 earnings from continuing operations were $1.47 per fully diluted share, compared to $1.29 per fully diluted share in the first quarter of 2014 and $1.24 per fully diluted share in the second quarter of 2013.

Pre-tax other items of $32 million, $18 million, $57 million for the second quarter of 2014, first quarter of 2014, and the second quarter of 2013, respectively, included costs related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the spin-off of the Company’s distribution business and certain legal costs.

Operating profit, excluding other items, was $945 million or 18.0% of sales in the second quarter of 2014, compared to $817 million or 16.7% of sales in the first quarter of 2014, and $770 million or 16.5% of sales in the second quarter of 2013.

Oil & Gas Equipment and Services Market

Worldwide, developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. During the first quarter of 2009, oil prices averaged $43 per barrel, but slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (although the fourth quarter of 2012 dipped to average $88 per barrel). As a result of relatively high and stable oil prices, oil-drilling activity over the past two years has increased. In the third quarter of 2009, North American gas prices declined to average $3.17 per mmbtu. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range. However, the average quarterly price per mmbtu climbed steadily since the second quarter of 2012 to an average of $4.61 per mmbtu in the second quarter of 2014 significantly up from a full year 2013 average of $3.72 per mmbtu. Recent price upticks seem to be a product of relatively colder weather; and, as a result, the supply of natural gas stockpiles diminishing.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes, Inc. (a good measure of the level of oilfield activity and spending) decreased to a low of 876 in June, 2009 as many oil and gas operators, reliant on external financing to fund their drilling programs, significantly curtailed their drilling activity. As commodity prices improved, the U.S. rig count increased steadily to 2,026 by late 2011, but began to decline to average 1,852 rigs during the second quarter of 2014. Recently low gas prices have caused operators to trim drilling, driving the average U.S. gas rig count down 64% from the fourth quarter of 2011, to an average of 318 in the second quarter of 2014. However, with high oil prices, many have redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. For the second quarter of 2014, oil-directed drilling rose to 83% of the total domestic drilling effort, and remains at its highest levels in the U.S. since the early 1980’s.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings; but, the international rig count exhibited modest declines nonetheless, falling from its 1,108 in September 2008 to 947 in August 2009. Since that decline, international drilling activity has increased and averaged 1,348 rigs in the second quarter of 2014.

During 2009 the Company saw its Wellbore Technologies and Completion & Production Solutions margins affected most acutely by a drilling downturn, through both volume and price declines. Resumption of drilling activity since enabled both of these segments to gain volume, stabilize and lift pricing, and improve margins over 2009 results. The Company’s Rig Systems segment was less impacted by the 2009 downturn owing to its high level of contracted backlog, which it executed well. It posted higher revenues and operating profits in 2009 than 2008 as a result. The segment’s revenues decreased in 2010 as its backlog declined, remained relatively flat in 2011, and rose 24% year-over-year in 2012 as orders for new offshore rigs increased.

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

The industry responded by launching many new rig construction projects since 2005, to: 1.) retool the existing fleet of jackup rigs, 2.) replace older mechanical and DC electric land rigs with improved AC power, electronic controls, automatic pipe handling and rapid rigup and rigdown technology; and 3.) build out additional deepwater floating drilling rigs, including semisubmersibles and drillships, to employ recent advancements in deepwater drilling to exploit unexplored deepwater basins. We believe that the newer rigs offer considerably higher efficiency, safety, and capability, and that many will effectively replace a portion of the existing fleet.

As a result of the credit crisis and slowing drilling activity in 2009, orders in the Rig Systems segment declined below amounts flowing out of backlog as revenue, causing the segment’s backlog to decline to $4.4 billion by the end of 2010. Since 2010 lows, the backlog increased steadily as drillers ordered more than the Company shipped out of backlog, and the segment finished the second quarter of 2014 at a record $15.4 billion. Of this backlog, 93% of the total is for equipment destined for offshore operations, with 7% destined for land. Equipment destined for international markets totaled 94% of the backlog as of the end of the second quarter of 2014.

Manufacturing lead time for orders in the Completion & Production Solutions segment’s backlog is considerably shorter than that of the orders in Rig System’s backlog. This segment’s backlog has increased since 2009 as levels of drilling activity worldwide moved higher. Backlog in this segment was $2.1B at the end of the second quarter of 2014. Of the $2.1B, 66% of the total is for equipment destined for offshore operations, with 34% destined for land. Equipment destined for international markets totaled 83%.

Segment Performance

The Rig Systems segment generated $2.4 billion in revenues and $501 million in operating profit or 21.1% of sales in the second quarter of 2014. Compared to the prior quarter, revenues increased $116 million, and operating profit increased $50 million, representing 43% incremental operating leverage. Compared to the second quarter of 2013, segment revenues grew $291 million or 14%, and operating profit increased $118 million, representing 31% incremental leverage. The segments margins have moved down steadily since mid-2010 due to an adverse mix shift in the segment, the addition of lower-margin acquisitions, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Margins have also been negatively impacted by the compression of delivery schedules from our shipyard customers, which have challenged the limits of our supply chain and increased our overall project costs. Second quarter 2014 revenue out of backlog for the Rig Systems segment increased 6% in comparison to the first quarter of 2014 and 14% year-over-year. Orders for seven deepwater floating rig equipment packages, and one drilling equipment package for a jackup rig, contributed to total order additions to the segment’s backlog of $2.3 billion during the second quarter of 2014. Offshore rig newbuild projects, floaters and jackups, accounted for approximately $1.4 billion, or 27%, of the Company’s consolidated second quarter revenues, all within the Rig Systems segment.

The Rig Aftermarket segment generated $785 million in revenues and $217 million in operating profit or 27.6% of sales in the second quarter of 2014. Compared to the prior quarter, revenues increased $35 million, and operating profit increased $26 million, representing 74% incremental operating leverage. Compared to the second quarter of 2013, segment revenues grew $115 million or 17%, and operating profit increased $28 million, representing 24% incremental leverage. Year-over-year revenue and operating profit growth is mainly attributable to increased demand for spare parts, repairs and services along with continued investments in capacity expansions.

The Wellbore Technologies segment generated $1.4 billion in revenue and $263 million in operating profit, or 18.2% of sales, for the second quarter of 2014. Compared to the prior quarter, revenue increased $168 million or 13%, and operating profit increased $42 million, representing 25% incremental operating leverage. Revenues were up sequentially as a reduction in active rigs drilling in Canada was offset by a strengthening U.S. market. Compared to the second quarter of 2013, revenues increased $224 million, and operating profit increased $79 million, representing 35% incremental leverage. Both revenues and operating profit were positively influenced by a higher average rig count year-over-year and the fact that our customers have worked through the excess inventory they carried into early 2013.

The Completion & Production Solutions segment generated $1.1 billion in revenue and $157 million in operating profit or 13.9% of sales during the second quarter of 2014. Revenue increased $125 million or 12% from the first quarter of 2014, and operating profit increased $20 million, representing 16% incremental leverage. The revenue increase was due to higher shipments of subsea flexible pipe and well stimulation equipment. Compared to the second quarter of 2013, revenues increased $70 million, and operating profit increased $30 million. Year-over-year the segment experienced similar results as contributions from acquisitions and higher sales of offshore production equipment were offset by decreased demand for land related pressure pumping equipment and coiled tubing units. Operating leverage was negatively impacted by a higher mix of subsea and floating production businesses.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Since that time, order levels for new deepwater drilling rigs, as well as new jackup drilling rigs, have rebounded; but, softening day rates for deepwater drilling rigs could result in a near-term reduction in new orders for deepwater drilling rigs. Some of this expected reduction could be offset by increasing demand for new land drilling rigs and equipment packages, primarily in the North American, Latin American and Middle East markets. And, as the fleet of offshore and land drilling rigs worldwide continues to grow, we are confident that our Aftermarket business will continue to support our growing installed base of equipment with spare parts, service and repair. Strict regulatory drilling requirements worldwide will keep demand for the segment’s offerings at high levels.

Our outlook for the Company’s Wellbore Technologies segment and Completion & Production Solutions segment remains closely tied to the rig count, particularly in North America. Average U.S. rig count during the second quarter of 2014 saw modest gains of 4% and 5% compared to the first quarter of 2014 and second quarter of 2013, respectively. The second quarter of 2014 saw average Canadian rig count decreased 62% sequentially and increased 30% year-over-year. As a result, revenues for both segments improved sequentially in Canada. Domestic land drilling and well service firms are increasing activity, which is leading to increased demand for drilling and stimulation equipment to develop unconventional shales. Activity generally seems to be continuing to increase in most markets outside North America as well.

Subsequent to the second quarter of 2014, both the United States and the European Union announced economic sanctions against Russia affecting its energy, defense and banking industries. The Company had sales of approximately $60 million and $100 million for the three and six months ended June 30, 2014 to customers in Russia. Some or all such sales may be restricted in the future by these sanctions. The Company’s net investment in Russia was approximately $140 million at June 30, 2014. The severity of delayed or lost future revenue, and any possible impairment of our net investment, will depend on the duration of the sanctions and other government actions.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2014 and 2013, and the first quarter of 2014 include the following

	2Q14*	2Q13*	1Q14*	% 2Q14 2Q13	% 2Q14 1Q14
Active Drilling Rigs:
U.S.	1,852	1,761	1,781	5.2%	4.0%
Canada	202	155	526	30.3%	(61.6%)
International	1,348	1,305	1,337	3.3%	0.8%

Worldwide	3,402	3,221	3,644	5.6%	(6.6%)

West Texas Intermediate Crude Prices (per barrel)	$103.35	$94.10	$98.75	9.8%	4.7%

Natural Gas Prices ($/mmbtu)	$4.61	$4.01	$5.18	15.0%	(11.0%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended June 30, 2014, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 6.6% (from 3,644 to 3,402) and the U.S. increased 4.0% (from 1,781 to 1,852), in the second quarter of 2014 compared to the first quarter of 2014. The average per barrel price of West Texas Intermediate Crude increased 4.7% (from $98.75 per barrel to $103.35 per barrel) and natural gas prices decreased 11.0% (from $5.18 per mmbtu to $4.61 per mmbtu) in the second quarter of 2014 compared to the first quarter of 2014.

U.S. rig activity at July 25, 2014 was 1,883 rigs increased two percent compared to the second quarter average of 1,852 rigs. The price for West Texas Intermediate Crude was at $102.09 per barrel at July 25, 2014, decreasing one percent from the second quarter average. The price for natural gas was at $3.78 per mmbtu at July 25, 2014, decreasing 18 percent from the second quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rig Systems	$2,372	$2,081	$4,628	$3,992
Rig Aftermarket	785	670	1,535	1,221
Wellbore Technologies	1,446	1,222	2,724	2,445
Completion & Production Solutions	1,127	1,057	2,129	2,059
Eliminations	(475)	(350)	(872)	(661)

Total Revenue	$5,255	$4,680	$10,144	$9,056

Operating Profit:
Rig Systems	$501	$383	$952	$753
Rig Aftermarket	217	189	408	331
Wellbore Technologies	263	184	484	366
Completion & Production Solutions	157	127	294	263
Unallocated expenses and eliminations	(225)	(170)	(426)	(307)

Total Operating Profit	$913	$713	$1,712	$1,406

Operating Profit %:
Rig Systems	21.1%	18.4%	20.6%	18.9%
Rig Aftermarket	27.6%	28.2%	26.6%	27.1%
Wellbore Technologies	18.2%	15.1%	17.8%	15.0%
Completion & Production Solutions	13.9%	12.0%	13.8%	12.8%
Total Operating Profit %	17.4%	15.2%	16.9%	15.5%

Rig Systems

Three and Six months ended June 30, 2014 and 2013. Revenue from Rig Systems was $2,372 million for the three months ended June 30, 2014, compared to $2,081 million for the three months ended June 30, 2013, an increase of $291 million (14.0%). For the six months ended June 30, 2014, revenue from Rig Systems was $4,628 million compared to $3,992 million for the six months ending June 30, 2013, an increase of $636 million (15.9%). Increased demand for land rigs in the U.S., Latin America and the Middle East resulted in higher revenues for Rig Systems in the first half of 2014. In addition, increased capacity enabled Rig Systems to generate revenue out of backlog of $2,075 million and $4,039 million for the three and six months ended June 30, 2014, respectively, compared to revenue out of backlog of $1,819 million and $3,485 million for the three and six months ended June 30, 2013, respectively.

Operating profit from Rig Systems was $501 million for the three months ended June 30, 2014 compared to $383 million for the three months ended June 30, 2013, an increase of $118 million (30.8%) from the same period in 2013. Operating profit percentage increased to 21.1% for the three months ended June 30, 2014, from 18.4% in the three months ended June 30, 2013. For the six months ended June 30, 2014, operating profit from Rig Systems was $952 million compared to $753 million for the six months ending June 30, 2013, an increase of $199 million (26.4%). Operating profit percentage increased to 20.6% for the six months ended June 30, 2014, from 18.9% in the six months ended June 30, 2013.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $15.4 billion at June 30, 2014, an increase of $2.5 billion (19.7%) from backlog of $12.9 billion at June 30, 2013. At June 30, 2014, approximately 93% of the capital equipment backlog was for offshore products and 7% was for land. In addition, at June 30, 2014, approximately 94% of the capital equipment backlog was for international markets and 6% was for domestic markets.

Rig Aftermarket

Three and Six months ended June 30, 2014 and 2013. Revenue from Rig Aftermarket was $785 million for the three months ended June 30, 2014, compared to $670 million for the three months ended June 30, 2014, an increase of $115 million (17.2%). For the six months ended June 30, 2014, revenue from Rig Aftermarket was $1,535 million compared to $1,221 million for the six months ending June 30, 2013, an increase of $314 million (25.7%). Deep water offshore drilling worldwide and an increased demand for land drilling equipment in North America are the primary driving forces for the increase in revenue.

Operating profit from Rig Aftermarket was $217 million for the three months ended June 30, 2014 compared to $189 million for the three months ended June 30, 2013, an increase of $28 million (14.8%). For the six months ended June 30, 2014, operating profit from Rig Aftermarket was $408 million compared to $331 million for the six months ending June 30, 2013, an increase of $77 million (23.3%). Operating profit percentage decreased in the six months ended June 30, 2014 to 26.6%, from 27.1% in the six months ended June 30, 2013. Operating profit percentage decreased slightly due to reserves taken on slow moving inventory and several expansion initiatives worldwide.

Wellbore Technologies

Three and Six months ended June 30, 2014 and 2013. Revenue from Wellbore Technologies was $1,446 million for the three months ended June 30, 2014 compared to $1,222 million for the three months ended June 30, 2013, an increase of $224 million (18.3%). For the six months ended June 30, 2014, revenue from Wellbore Technologies was $2,724 million compared to $2,445 million for the six months ending June 30, 2013, an increase of $279 million (11.4%). This increase is primarily due to a strengthening in the U.S. market coupled with the fact that customers have worked through excess inventory that they carried into 2013.

Operating profit from Wellbore Technologies was $263 million for the three months ended June 30, 2014 compared to $184 million for the three months ended June 30, 2013, an increase of $79 million (42.9%). For the six months ended June 30, 2014, operating profit from Wellbore Technologies was $484 million compared to $366 million for the six months ending June 30, 2013, an increase of $118 million (32.2%). Operating profit percentage increased to 17.8% in the six months ended June 30, 2014, up from 15.0% in the six months ended June 30, 2013. This increase is primarily due to higher volumes and lower integration costs.

Completion & Production Solutions

Three and Six months ended June 30, 2014 and 2013. Revenue from Completion & Production Solutions was $1,127 million for three months ended June 30, 2014, compared to $1,057 for the three months ended June 30, 2013, and increase of $70 million (6.6%). For the six months ended June 30, 2014, revenue from Completion & Production Solutions was $2,129 million compared to $2,059 million for the six months ending June 30, 2013, an increase of $70 million (3.4%). The increase in revenue was primarily driven by increased demand for floating production as well as subsea products offset by a decline in stimulation equipment.

Operating profit from Completion & Production Solutions was $157 million for the three months ended June 30, 2014 compared to $127 million for the three months ended June 30, 2013, an increase of $30 million. For the six months ended June 30, 2014, operating profit from Completion & Production Solutions was $294 million compared to $263 million for the six months ending June 30, 2013, an increase of $31 million (11.8%). Operating profit percentage increased to 13.8% in the six months ended June 30, 2014, from 12.8% in the six months ended June 30, 2013. This increase was primarily related to lower integration costs during 2014 compared to 2013 offset by a decrease in operating profit percentage due to product mix with increased revenues from floating production and subsea products.

The Completion & Production Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major components or a signed contract related to a construction project. The capital equipment backlog was $2.1 billion at June 30, 2014, an increase of $0.6 billion (40.0%) from backlog of $1.5 billion at June 30, 2013. At June 30, 2014, approximately 66% of the capital equipment backlog was for offshore products and 34% was for land.

Eliminations

Eliminations were $475 million and $872 million for the three and six months ended June 30, 2014, respectively. This increase is primarily due to higher intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $21 million for each of the three and six months ended June 30, 2014 compared to income of $11 million and expenses of $12 million for the three and six months ended June 30, 2013. The increase in expense is primarily due to increased banking fees as well as lower foreign exchange losses. The three and six months ended June 30, 2013 included gains on the sale of certain assets an event that did not repeat in 2014.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2014 was 31.8% and 31.1%, compared to 30.6% and 30.7% for the same period in 2013. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, that is considered to be indefinitely reinvested, foreign exchange losses for tax reporting in Norway, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) operating profit excluding other items, (ii) operating profit percentage excluding other items, (iii) diluted earnings per share excluding other items and operating (non-GAAP) earnings. Each of these financial measures excludes the impact of certain other items and therefore has not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31, 2014
	2014	2013		2014	2013
Reconciliation of operating profit:
GAAP operating profit	$913	$713	$799	$1,712	$1,406
Other items (1):
Rig Systems	—	10	—	—	12
Rig Aftermarket	—	—	—	—	—
Wellbore Technologies	6	11	6	9	37
Completion & Production Solutions	1	36	3	7	72
Eliminations	25	—	9	34	—

Operating profit excluding other items	$945	$770	$817	$1,762	$1,527

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31, 2014
	2014	2013		2014	2013
Reconciliation of operating profit %:
GAAP operating profit %	17.4%	15.2%	16.3%	16.9%	15.5%
other items %	0.6%	1.3%	0.4%	0.5%	1.4%

Operating profit % excluding other items	18.0%	16.5%	16.7%	17.4%	16.9%

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31, 2014
	2014	2013		2014	2013
Reconciliation of diluted earnings per share:
GAAP earnings per share (continuing operations)	$1.42	$1.15	$1.28	$2.69	$2.23
Other items (1)	0.05	0.09	0.01	0.07	0.21

Earnings per share excluding other items	1.47	1.24	1.29	2.76	2.44
Amortization of intangible assets	0.14	0.15	0.14	0.29	0.27

Operating (non-GAAP) earnings	$1.61	$1.39	$1.43	$3.05	$2.71

(1)	Other items primarily related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the proposed spin-off of the Company’s distribution business and certain legal costs, items which are included in operating profit. For the three and six months ended June 30, 2014, other items included in operating profit were $32 million and $50 million, respectively. For the three and six months ended June 30, 2013, other items included in operating profit were $57 million and $121 million, respectively. Certain other items are included in other income (expense), net were nil and $8 million for the three and six months ended June 30, 2013, respectively. Other items for the three months ended March 31, 2014 totaled $18 million.

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

At June 30, 2014, the Company had cash and cash equivalents of $3,885 million, and total debt of $3,148 million. At December 31, 2013, cash and cash equivalents were $3,436 million and total debt was $3,150 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $3,885 million of cash and cash equivalents at June 30, 2014, approximately $3,628 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility or its commercial paper program.

The Company’s outstanding debt at June 30, 2014 was $3,148 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, and other debt of $5 million.

At June 30, 2014, the Company had no commercial paper borrowings and no borrowings against its $3.5 billion revolving credit facility. Funds available under the Company’s revolving credit facility were $2,369 million due to $1,131 million in outstanding letters of credit issued under the facility.

The Company also had $3,150 million of additional outstanding letters of credit at June 30, 2014, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, net cash used in continuing investing activities and net cash provided by (used in) continuing financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013

Net cash provided by continuing operating activities	$1,270	$739
Net cash used in continuing investing activities	(642)	(2,628)
Net cash provided by (used in) continuing financing	(263)	828

Operating Activities

For the first six months of 2014, cash provided by continuing operating activities was $1,270 million compared to $739 million in the same period of 2013. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by continuing operations primarily through net income from continuing operation of $1,157 million plus non-cash charges of $324 million, plus $73 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $33 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $378 million for the first six months of 2014 compared to $515 million used in the same period in 2013. This decrease in the first six months of 2014 compared to the same period in 2013 was primarily the result of prepayments and milestone invoicing on major projects outpaced costs incurred offset by higher accounts receivable and inventory.

Investing Activities

For the first six months of 2014, net cash used in continuing investing activities was $642 million compared to $2,628 million for the same period of 2013. Net cash used in continuing investing activities continued to be the result of acquisition activity as well as capital expenditures. The Company used approximately $102 million for acquisitions in the first six months of 2014, a significant decrease compared to approximately $2.4 billion for the purpose of acquiring Robbins & Myers during the first six months of 2013. Capital expenditures however increased to $300 million during the first six months of 2013 compared to $284 million during the first six months of 2013. In addition, the Company’s cash and cash equivalents decreased $253 million during the first six months of 2014 as a result of the spin-off of its distribution business.

Financing Activities

For the first six months of 2014, net cash used in continuing financing activities was $263 million compared to net cash provided by continuing financing activities of $828 million for the same period of 2013. The change was primarily due to decreased borrowing from $1,556 million during the first half of 2013 to $151 million during the same time period this year. In addition, dividends payments increased to $309 million during the first six months of 2014 from $167 million during the first six months of 2013. The change was partially offset by decreased repayment of debt of $151 million during the first half of 2014, from $586 million during the same time period of 2013.

Other

The effect of the change in exchange rates on cash flows was a positive $7 million and negative $26 million for the first six months of 2014 and 2013, respectively.

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of and Entity” (ASU No. 2014-08), which is an update for Accounting Standards Codification Topic No. 205 “Presentation of Financial Statements” and Topic No. 360 “Property, Plant and Equipment’. This update changes the requirements of reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Although early adoption is permitted, the Company did not elect to apply the guidance of ASU No. 2014-08 to the spin-off of NOW. The adoption of this update concerns presentation and disclosure only as it relates to our consolidated financial statements. The Company is currently assessing the impact of ASU No. 2014-08 on its consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 “Revenue from Contracts with Customers” (ASU No. 2014-09), which supersedes the revenue recognition requirements in Accounting Standard Codification Topic No. 605 “Revenue Recognition” and most industry-specific guidance. This update requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 on its consolidated financial position and results of operations.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of approximately $1 million in the first six months of 2014, compared to a $19 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods at June 30, 2014 (in millions, except contract rates):

		As of June 30, 2014				December 31, 2013
Functional Currency		2014	2015	2016	Total

CAD	Buy USD/Sell CAD:
	Notional amount to buy (in Canadian dollars)	156	—	—	156	229
	Average USD to CAD contract rate	1.0909	—	—	1.0909	1.0669
	Fair Value at June 30, 2014 in U.S. dollars	(3)	—	—	(3)	1
	Sell USD/Buy CAD:
	Notional amount to sell (in Canadian dollars)	163	76	—	239	51
	Average USD to CAD contract rate	1.1064	1.1180	—	1.1101	1.0230
	Fair Value at June 30, 2014 in U.S. dollars	5	3	—	8	(1)
EUR	Buy USD/Sell EUR:
	Notional amount to buy (in euros)	5	—	—	5	9
	Average USD to EUR contract rate	0.7333	0.7405	—	0.7338	7.5900
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	1
	Sell USD/Buy EUR:
	Notional amount to buy (in euros)	322	47	—	369	344
	Average USD to EUR contract rate	0.7393	0.7328	—	0.7385	0.7401
	Fair Value at June 30, 2014 in U.S. dollars	4	—	—	4	9
KRW	Sell USD/Buy KRW:
	Notional amount to buy (in South Korean won)	130,842	—	—	130,842	195,020
	Average USD to KRW contract rate	1,022	—	—	1,022	1,114
	Fair Value at June 30, 2014 in U.S. dollars	1	—	—	1	10

		As of June 30, 2014				December 31,
Functional Currency		2014	2015	2016	Total	2013
GBP	Buy USD/Sell GBP:
	Notional amount to buy (in British Pounds Sterling)	—	—	—	—	11
	Average USD to GBP contract rate	—	—	—	—	0.6142
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy GBP:
	Notional amount to buy (in British Pounds Sterling)	96	17	—	113	73
	Average USD to GBP contract rate	0.6031	0.6050	—	0.6034	0.6201
	Fair Value at June 30, 2014 in U.S. dollars	4	1	—	5	2
USD	Buy CAD/Sell USD:
	Notional amount to buy (in U.S. dollars)	7	9	—	16	15
	Average CAD to USD contract rate	0.9355	0.9399	—	0.9381	0.9431
	Fair Value at June 30, 2014 in U.S. dollars	—	(1)	—	(1)	—
	Buy DKK/Sell USD:
	Notional amount to buy (in U.S. dollars)	38	40	2	80	71
	Average DKK to USD contract rate	0.1830	0.1842	0.1841	0.1836	0.1813
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	1
	Buy EUR/Sell USD:
	Notional amount to buy (in U.S. dollars)	437	427	51	915	773
	Average EUR to USD contract rate	1.3511	1.3659	1.3825	1.3597	1.3411
	Fair Value at June 30, 2014 in U.S. dollars	5	1	—	6	21
	Buy GBP/Sell USD:
	Notional amount to buy (in U.S. dollars)	64	21	—	85	42
	Average GBP to USD contract rate	1.6436	1.6264	—	1.6392	1.5779
	Fair Value at June 30, 2014 in U.S. dollars	2	1	—	3	1
	Buy NOK/Sell USD:
	Notional amount to buy (in U.S. dollars)	724	936	316	1,976	1,877
	Average NOK to USD contract rate	0.1653	0.1628	0.1612	0.1634	0.1642
	Fair Value at June 30, 2014 in U.S. dollars	(11)	(7)	(1)	(19)	(28)
	Buy MXN/Sell USD:
	Notional amount to buy (in U.S. dollars)	19	—	—	19	—
	Average MXN to USD contract rate	0.0752	—	—	0.0752	—
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
	Buy SGD/Sell USD:
	Notional amount to buy (in U.S. dollars)	30	7	3	40	15
	Average SGD to USD contract rate	0.7959	0.7966	0.7954	0.7960	0.7966
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
	Sell BRL/Buy USD:
	Notional amount to buy (in U.S. dollars)	19	—	—	19	—
	Average BRL to USD contract rate	0.4294	—	—	0.4294	—
	Fair Value at June 30, 2014 in U.S. dollars	(1)	—	—	(1)	—
	Sell CAD/Buy USD:
	Notional amount to buy (in U.S. dollars)	1	—	—	1	2
	Average CAD to USD contract rate	0.9508	—	—	0.9058	1.3625
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
	Sell DKK/Buy USD:
	Notional amount to buy (in U.S. dollars)	23	—	—	23	11
	Average DKK to USD contract rate	0.1851	—	—	0.1851	1.3625
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
	Sell EUR/Buy USD:
	Notional amount to sell (in U.S. dollars)	291	11	6	308	190
	Average EUR to USD contract rate	1.3602	1.3734	1.3772	1.3610	1.3109
	Fair Value at June 30, 2014 in U.S. dollars	(1)	—	—	(1)	(2)
	Sell GBP/Buy USD:
	Notional amount to sell (in U.S. dollars)	15	—	—	15	—
	Average GBP to USD contract rate	1.6462	—	—	1.6462	—
	Fair Value at June 30, 2014 in U.S. dollars	(1)	—	—	(1)	—

		As of June 30, 2014				December 31,
Functional Currency		2014	2015	2016	Total	2013
	Sell NOK/Buy USD:
	Notional amount to sell (in U.S. dollars)	274	127	29	430	385
	Average NOK to USD contract rate	0.1669	0.1626	0.1644	0.1654	0.1634
	Fair Value at June 30, 2014 in U.S. dollars	6	1	1	8	6
	Sell SGD/Buy USD:
	Notional amount to buy (in U.S. dollars)	1	—	—	1	1
	Average SGD to USD contract rate	0.7986	—	—	0.7986	0.8000
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
	Sell RUB/Buy USD:
	Notional amount to buy (in U.S. dollars)	49	—	—	49	64
	Average RUB to USD contract rate	0.0290	—	—	0.0290	0.0298
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	(1)
	Sell SEK/Buy USD:
	Notional amount to buy (in U.S. dollars)	1	—	—	1	1
	Average SEK to USD contract rate	0.1524	—	—	0.1524	0.1529
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
DKK	Sell DKK/Buy USD:
	Notional amount to buy (in U.S. dollars)	55	—	—	55	111
	Average DKK to USD contract rate	5.4762	—	—	5.4762	5.6126
	Fair Value at June 30, 2014 in U.S. dollars	—	—	—	—	—
Other Currencies
	Fair Value at June 30, 2014 in U.S. dollars	3	—	(1)	2	(1)

Total Fair Value at June 30, 2014 in U.S. dollars		13	(1)	(1)	11	19

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $812 million and translation exposures totaling $446 million as of June 30, 2014 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $53 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $45 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2014, long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,400 million in 2.60% Senior Notes and $1,100 million in 3.95% Senior Notes, no commercial paper borrowings and no borrowings against our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Reference is hereby made to the Exhibit Index commencing on page 41.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2014	By:	/s/ Jeremy D. Thigpen
Jeremy D. Thigpen
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 between National-Oilwell, Inc. and Varco International, Inc. (4)

2.2	Agreement and Plan of Merger, effective as of December 16, 2007, between National Oilwell Varco, Inc., NOV Sub, Inc., and Grant Prideco, Inc. (8)

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (9)

10.1	Employment Agreement dated as of January 1, 2002 between Merrill A. Miller, Jr. and National Oilwell. (Exhibit 10.1) (2)

10.2	Employment Agreement dated as of January 1, 2002 between Dwight W. Rettig and National Oilwell. (Exhibit 10.2) (2)

10.3	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (3)

10.4	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.9	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (10)

10.10	First Amendment to Employment Agreement dated as of December 22, 2008 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (11)

10.11	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (11)

10.13	Employment Agreement dated as of December 22, 2008 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (11)

10.14	Second Amendment to Employment Agreement dated as of December 31, 2009 between Merrill A. Miller, Jr. and National Oilwell Varco. (Exhibit 10.1) (12)

10.15	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (12)

10.16	Second Amendment to Employment Agreement dated as of December 31, 2009 between Dwight W. Rettig and National Oilwell Varco. (Exhibit 10.4) (12)

10.17	First Amendment to Employment Agreement dated as of December 31, 2009 between Robert W. Blanchard and National Oilwell Varco. (Exhibit 10.5) (12)

10.18	Employment Agreement dated as of January 1, 2004 between Jeremy Thigpen and National Oilwell. (Exhibit 10.1) (13)

10.19	First Amendment to Employment Agreement dated as of December 22, 2008 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.2) (13)

10.20	Second Amendment to Employment Agreement dated as of December 31, 2009 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.3) (13)

10.21	Form of Performance Award Agreement (Exhibit 10.1) (14)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (15)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on March 28, 2002.
(3)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(4)	Filed as Annex A to our Registration Statement on Form S-4 filed on September 16, 2004.
(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as Annex A to our Registration Statement on Form S-4 filed on January 28, 2008.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(12)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(13)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(14)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(15)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.