Form 10-Q
period 2014-09-30
NATIONAL OILWELL VARCO INC
filed 2014-11-03
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 30, 2014 the registrant had 430,573,759 shares of common stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,091	$3,436
Receivables, net	4,482	4,896
Inventories, net	5,464	5,603
Costs in excess of billings	1,615	1,539
Deferred income taxes	399	373
Prepaid and other current assets	619	576

Total current assets	16,670	16,423

Property, plant and equipment, net	3,377	3,408
Deferred income taxes	433	372
Goodwill	8,614	9,049
Intangibles, net	4,695	5,055
Investment in unconsolidated affiliates	356	390
Other assets	125	115

Total assets	$34,270	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,259	$1,275
Accrued liabilities	3,310	2,763
Billings in excess of costs	1,809	1,771
Current portion of long-term debt and short-term borrowings	151	1
Accrued income taxes	267	556
Deferred income taxes	405	312

Total current liabilities	7,201	6,678

Long-term debt	2,995	3,149
Deferred income taxes	2,088	2,292
Other liabilities	367	363

Total liabilities	12,651	12,482

Commitments and contingencies

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 430,569,502 and 428,433,703 shares issued and outstanding at September 30, 2014 and December 31, 2013	4	4
Additional paid-in capital	9,099	8,907
Accumulated other comprehensive loss	(362)	(4)
Retained earnings	12,782	13,323

Total Company stockholders’ equity	21,523	22,230
Noncontrolling interests	96	100

Total stockholders’ equity	21,619	22,330

Total liabilities and stockholders’ equity	$34,270	$34,812

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$5,587	$4,863	$15,731	$13,919
Cost of revenue	4,059	3,503	11,463	10,219

Gross profit	1,528	1,360	4,263	3,700
Selling, general and administrative	540	476	1,568	1,410

Operating profit	988	884	2,700	2,290
Interest and financial costs	(26)	(26)	(79)	(84)
Interest income	4	2	13	8
Equity income in unconsolidated affiliates	9	13	42	47
Other income (expense), net	9	(12)	(12)	(24)

Income from continuing operations before income taxes	984	861	2,664	2,237
Provision for income taxes	283	263	806	686

Income from continuing operations	701	598	1,858	1,551
Income from discontinued operations	—	38	52	116

Net income	701	636	1,910	1,667
Net income (loss) attributable to noncontrolling interests	2	—	3	(2)

Net income attributable to Company	$699	$636	$1,907	$1,669

Per share data:
Basic:
Income from continuing operations	$1.63	$1.40	$4.34	$3.64

Income from discontinued operations	$—	$0.09	$0.12	$0.28

Net income attributable to Company	$1.63	$1.49	$4.46	$3.92

Diluted:
Income from continuing operations	$1.62	$1.40	$4.31	$3.62

Income from discontinued operations	$—	$0.09	$0.12	$0.28

Net income attributable to Company	$1.62	$1.49	$4.43	$3.90

Cash dividends per share	$0.46	$0.26	$1.18	$0.65

Weighted average shares outstanding:
Basic	429	426	428	426

Diluted	431	428	430	428

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$701	$636	$1,910	$1,667
Currency translation adjustments	(310)	154	(248)	(84)
Changes in derivative financial instruments, net of tax	(99)	48	(110)	(22)

Comprehensive income	292	838	1,552	1,561
Comprehensive income (loss) attributable to noncontrolling interest	2	—	3	(2)

Comprehensive income attributable to Company	$290	$838	$1,549	$1,563

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Income from continuing operations	1,858	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	579	543
Deferred income taxes	(36)	(93)
Equity income in unconsolidated affiliates	(42)	(47)
Dividend from unconsolidated affiliate	73	66
Other, net	180	82
Change in operating assets and liabilities, net of acquisitions:
Receivables	(201)	(365)
Inventories	(817)	(128)
Costs in excess of billings	(76)	(415)
Prepaid and other current assets	(73)	2
Accounts payable	186	1
Billings in excess of costs	38	364
Income taxes payable	(289)	(87)
Other assets/liabilities, net	409	196

Net cash provided by continuing operating activities	1,789	1,670
Discontinued operations	89	209

Net cash provided by operating activities	1,878	1,879

Cash flows from investing activities:
Purchases of property, plant and equipment	(468)	(434)
Business acquisitions, net of cash acquired	(181)	(2,397)
Cash distributed in spin-off	(253)	—
Other	117	69

Net cash used in continuing investing activities	(785)	(2,762)
Discontinued operations	(12)	(50)

Net cash used in investing activities	(797)	(2,812)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	153	2,357
Repayments on debt	(155)	(1,758)
Cash dividends paid	(507)	(278)
Proceeds from stock options exercised	107	25
Other	9	17

Net cash provided by (used in) continuing financing activities	(393)	363
Discontinued operations	—	—

Net cash provided by (used in) financing activities	(393)	363
Effect of exchange rates on cash	(33)	(8)

Increase (decrease) in cash and cash equivalents	655	(578)
Cash and cash equivalents, beginning of period	3,436	3,319

Cash and cash equivalents, end of period	$4,091	$2,741

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$57	$64
Income taxes	$1,097	$886

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the carrying value of assets and liabilities of NOW, immediately preceding the spin-off, which are excluded from our consolidated balance sheet at September 30, 2014 as a result of the spin-off on May 30, 2014 (in millions):

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

Other items incurred as a result of the spin-off were $2 million and $36 million for the three and nine months ended September 30, 2014 and are included in continuing operations. The following table presents selected financial information, as of May 30, 2014, regarding the results of operations of our distribution business, which is reported as discontinued operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue from discontinued operations	$—	$1,113	$1,701	$3,255

Income from discontinued operations before income taxes	—	58	83	176

Prior to the spin-off, sales to NOW were $231 million for the period ended May 30, 2014 and $148 million and $373 million for the three and nine months ended September 30, 2013, respectively. Prior to the spin-off, purchases from NOW were $82 million for the period ended May 30, 2014 and $38 million and $101 million for the three and nine months ended September 30, 2013. Prior to May 30, 2014, the spin-off date, revenue and related cost of revenue were eliminated in consolidation between NOV and NOW. Beginning May 31, 2014, this revenue and cost of revenue represent third-party transactions with NOW.

3.	Inventories, net

Inventories consist of (in millions):

	September 30, 2014	December 31, 2013
Raw materials and supplies	$1,315	$1,175
Work in process	1,149	798
Finished goods and purchased products	3,000	3,630

Total	$5,464	$5,603

4.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2014	December 31, 2013
Accrued vendor costs	$840	$531
Customer prepayments and billings	765	673
Compensation	503	516
Warranty	267	228
Taxes (non-income)	181	188
Insurance	140	131
Fair value of derivative financial instruments	140	31
Accrued commissions	93	97
Interest	30	11
Other	351	357

Total	$3,310	$2,763

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2013	$228

Net provisions for warranties issued during the year	87
Amounts incurred	(50)
Currency translation adjustments and other	2

Balance at September 30, 2014	$267

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$10,544	$7,608
Estimated earnings	4,810	3,553

	15,354	11,161
Less: Billings to date	15,548	11,393

	$(194)	$(232)

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,615	$1,539
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,809)	(1,771)

	$(194)	$(232)

6.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2013	$17	$5	$(26)	$(4)

Accumulated other comprehensive income (loss) before reclassifications	(248)	(95)	—	(343)

Amounts reclassified from accumulated other comprehensive income (loss)	—	(15)	—	(15)

Balance at September 30, 2014	$(231)	$(105)	$(26)	$(362)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2014				2013
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(4)	$—	$(4)	$—	$(3)	$—	$(3)
Cost of revenue	—	6	—	6	—	7	—	7
Other income (expense), net	—	—	—	—	—	—	—	—
Tax effect	—	—	—	—	—	(2)	—	(2)

	$—	$2	$—	$2	$—	$2	$—	$2

	Nine Months Ended September 30,
	2014				2013
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(25)	$—	$(25)	$—	$(7)	$—	$(7)
Cost of revenue	—	5	—	5	—	8	—	8
Other income (expense), net	—	—	—	—	(25)	—	—	(25)
Tax effect	—	5	—	5	—	(1)	—	(1)

	$—	$(15)	$—	$(15)	$(25)	$—	$—	$(25)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three and nine months ended September 30, 2014, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $310 million and $248 million, respectively, upon the translation from local currencies to the U.S. dollar. For the three months ended September 30, 2013 a majority of these local currencies strengthened against the U.S. dollar. This resulted in net other comprehensive income of $154 million upon the translation from local currencies to the U.S. dollar. However, for the nine months ended September 30, 2013 a majority of these local currencies weakened against the U.S. dollar resulting in a net other comprehensive loss of $59 million upon the translation from local currencies to the U.S. dollar. Due to the sale of a foreign subsidiary during the second quarter of 2013, $25 million of currency translation gains were reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Income.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income or Loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income or Loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of Other Comprehensive Income or Loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was Other Comprehensive Loss of $99 million (net of tax of $38 million) and $110 million (net of tax of $42 million) for the three and nine months ended September 30, 2014, respectively. The accumulated effect was Other Comprehensive Income of $48 million (net of tax of $17 million) and Other Comprehensive Loss of $22 million (net of tax of $10 million) for the three and nine months ended September 30, 2013, respectively.

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

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Rig Systems	$2,659	$2,061	$7,287	$6,053
Rig Aftermarket	837	712	2,372	1,933
Wellbore Technologies	1,469	1,395	4,193	3,840
Completion & Production Solutions	1,191	1,095	3,320	3,154
Eliminations	(569)	(400)	(1,441)	(1,061)

Total Revenue	$5,587	$4,863	$15,731	$13,919

Operating Profit:
Rig Systems	$533	$388	$1,485	$1,141
Rig Aftermarket	229	202	637	533
Wellbore Technologies	278	306	762	672
Completion & Production Solutions	185	175	479	438
Unallocated expenses and eliminations	(237)	(187)	(663)	(494)

Total Operating Profit	$988	$884	$2,700	$2,290

Operating Profit %:
Rig Systems	20.0%	18.8%	20.4%	18.9%
Rig Aftermarket	27.4%	28.4%	26.9%	27.6%
Wellbore Technologies	18.9%	21.9%	18.2%	17.5%
Completion & Production Solutions	15.5%	16.0%	14.4%	13.9%
Total Operating Profit %	17.7%	18.2%	17.2%	16.5%

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

Included in Wellbore Technologies revenue and operating profit for the three and nine months ended September 30, 2013, are $102 million in net gains resulting from a legal settlement.

Included in operating profit are other items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the spin-off of the Company’s distribution business and certain legal costs. Other items by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other items:
Rig Systems	$—	$4	$—	$16
Rig Aftermarket	—	—	—	—
Wellbore Technologies	—	2	9	39
Completion & Production Solutions	(1)	1	6	73
Unallocated expenses and eliminations	2	2	36	2

Total other items	$1	$9	$51	$130

The Company had revenues of 8% of total revenue from one of its customers for each of the three and nine months ended September 30, 2014, and 11% for each of the three and nine months ended September 30, 2013. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

8.	Debt

Debt consists of (in millions):

	September 30,	December 31,
	2014	2013

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	$151	$151

Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500

Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,396

Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096

Other	3	7

Total debt	3,146	3,150
Less current portion	151	1

Long-term debt	$2,995	$3,149

The Company has a $3.5 billion, five-year unsecured revolving credit facility which expires September 28, 2018. The Company also has a commercial paper program that is supported by its revolving credit facility. At September 30, 2014, the Company had no commercial paper borrowings and no borrowings against its revolving credit facility. Funds available under the Company’s revolving credit facility were $2,427 million due to $1,073 million in outstanding letters of credit issued under the facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at September 30, 2014.

The Company also had $3,212 million of additional outstanding letters of credit at September 30, 2014, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2014 and December 31, 2013, the fair value of the Company’s unsecured Senior Notes approximated $3,023 million and $2,896 million, respectively. At both September 30, 2014 and December 31, 2013, the carrying value of the Company’s unsecured Senior Notes approximated $3,143 million.

9.	Tax

The effective tax rate for the three and nine months ended September 30, 2014 was 28.8% and 30.3%, respectively, compared to 30.6% and 30.7% for the same periods in 2013. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions that is considered to be indefinitely reinvested, foreign exchange losses for tax reporting in Norway, a reversal of valuation allowances, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, and additional foreign withholding taxes.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Federal income tax at U.S. federal statutory rate	$344	$301	$932	$783
Foreign income tax rate differential	(91)	(50)	(189)	(172)
State income tax, net of federal benefit	8	5	23	17
Nondeductible expenses	1	4	20	20
Tax benefit of manufacturing deduction	(13)	(4)	(31)	(20)
Foreign dividends, net of foreign tax credits	113	12	134	24
Tax impact of foreign exchange	16	(12)	14	27
Tax rate change on temporary differences	—	(16)	—	(16)
Change in valuation allowance	(94)	32	(92)	40
Other	(1)	(9)	(5)	(17)

Provision for income taxes	$283	$263	$806	$686

The balance of unrecognized tax benefits at September 30, 2014 was $128 million, $55 million of which if ultimately realized, would be recorded as an income tax benefit. Included in the change in the balance of unrecognized tax benefits was an increase of $1 million associated with certain operating expenses that may not be deductible in foreign jurisdictions.

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

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 39.5 million. At September 30, 2014, 11,774,456 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights.

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

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $23 million and $75 million for the three and nine months ended September 30, 2014, respectively and $23 million and $61 million for the three and nine months ended September 30, 2013, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $7 million and $23 million for the three and nine months ended September 30, 2014, respectively and $7 million and $19 million for the three and nine months ended September 30, 2013, respectively.

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

At September 30, 2014, the Company has determined that the fair value of its derivative financial instruments representing assets of $36 million and liabilities of $186 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2014, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $150 million.

At September 30, 2014, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	September 30, 2014		December 31, 2013
Norwegian Krone	NOK	11,430	NOK	10,503
Euro		€560		€406
U.S. Dollar		$350		$357
Danish Krone	DKK	283	DKK	278
Mexican peso	MXN	129	MXN	—
Singapore Dollar	SGD	51	SGD	17
British Pound Sterling		£32		£23
Canadian Dollar	CAD	14	CAD	16

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	September 30, 2014		December 31, 2013
Norwegian Krone	NOK	2,747	NOK	3,257
Russian Ruble	RUB	1,575	RUB	2,149
U.S. Dollar		$1,057		$715
Danish Krone	DKK	438	DKK	177
Euro		€413		€310
Mexican Peso	MXN	134	MXN	—
British Pound Sterling		£31		£14
Swedish Krone	SEK	9	SEK	4
Canadian Dollar	CAD	4	CAD	3
Singapore Dollar	SGD	3	SGD	3

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2014	2013	Location	2014	2013
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$9	$35	Accrued liabilities	$97	$18
Foreign exchange contracts	Other Assets	6	5	Other Liabilities	45	9

Total derivatives designated as hedging instruments under ASC Topic 815		$15	$40		$142	$27

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$21	$19	Accrued liabilities	$43	$13
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	1	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$21	$19		$44	$13

Total derivatives		$36	$59		$186	$40

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013		2014	2013
			Revenue	25	7
Foreign exchange contracts	(132)	(32)	Cost of revenue	(5)	(8)	Other income (expense), net	26	6

Total	(132)	(32)		20	(1)		26	6

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2014	2013

Foreign exchange contracts	Other income (expense), net	(25)	13

Total		(25)	13

(a)	The Company expects that $101 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $1 million and nil related to the ineffective portion of the hedging relationships for the nine months ended September 30, 2014 and 2013, respectively, and $25 million and $6 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2014 and 2013, respectively.

12.	Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$699	$598	$1,855	$1,553

Income from discontinued operations	$—	$38	$52	$116

Net income attributable to Company	$699	$636	$1,907	$1,669

Denominator:
Basic—weighted average common shares outstanding	429	426	428	426
Dilutive effect of employee stock options and other unvested stock awards	2	2	2	2

Diluted outstanding shares	431	428	430	428

Per share data:
Basic:
Income from continuing operations	$1.63	$1.40	$4.34	$3.64

Income from discontinued operations	$—	$0.09	$0.12	$0.28

Net income attributable to Company	$1.63	$1.49	$4.46	$3.92

Diluted:
Income from continuing operations	$1.62	$1.40	$4.31	$3.62

Income from discontinued operations	$—	$0.09	$0.12	$0.28

Net income attributable to Company	$1.62	$1.49	$4.43	$3.90

Cash dividends per share	$0.46	$0.26	$1.18	$0.65

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of Net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for three and nine months ended September 30, 2014 and therefore not excluded from Net income attributable to Company per share calculation.

In addition, the Company had stock options outstanding that were anti-dilutive totaling 6 million and 8 million shares for three and nine months ended September 30, 2014, and 7 million shares for each of the three and nine months ended September 30, 2013, respectively.

13.	Cash Dividends

On August 13, 2014, the Company’s Board of Directors approved a cash dividend of $0.46 per share. The cash dividend was paid on September 26, 2014, to each stockholder of record on September 12, 2014. Cash dividends aggregated $198 million and $507 million for the three and nine months ended September 30, 2014, and $111 million and $278 million for the three and nine months ended September 30, 2013, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

On February 20, 2013, the Company acquired Robbins & Myers, Inc. (“R&M”). R&M was subject to an ongoing investigation by the DOJ and the BIS regarding potential export controls violations arising from certain shipments by R&M’s Belgian (“RMB”) subsidiary. The alleged violations involved less than $75,000 in goods in 2005 and 2006. The settlement was negotiated by R&M before NOV’s acquisition of R&M. During the third quarter of 2014, the parties executed a Non-Prosecution Agreement (“NPA”) to memorialize the previously negotiated settlement. Accordingly, in the third quarter of 2014, R&M paid a fine of $1,033,000 to the DOJ and $600,000 to BIS, and RMB pleaded guilty to criminal violations of U.S. trade restrictions. RMB entered into a Plea Agreement and was sentenced to five years probation. Under the NPA, R&M, for two years unless otherwise changed pursuant to the NPA must implement a specified compliance program and periodically certify compliance with U.S. Trade Sanction Laws.

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of September 30, 2014, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

15.	Share Repurchase Program

On September 30, 2014, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to $3 billion of the Company’s outstanding common stock. The Company may repurchase its shares on the open market at prevailing market prices. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions and regulatory considerations. The duration of the share repurchase program is 36 months, although it may be increased, extended, suspended or discontinued without prior notice. The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility, its commercial paper program or new debt issuances to finance the repurchases. At September 30, 2014, the Company repurchased no shares under the program.

16.	Recently Issued Accounting Standards

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

EXECUTIVE SUMMARY

For its third quarter ended September 30, 2014, the Company generated $699 million in income from continuing operations, or $1.62 per fully diluted share, on $5.6 billion in revenue. Compared to the second quarter of 2014, revenue increased $332 million or 6% and income from continuing operations increased $92 million or 15%. Compared to the third quarter of 2013, revenue increased $724 million or 15%, and income from continuing operations increased $103 million or 17%.

The third quarter of 2014 included pre-tax other items of $1 million, the second quarter of 2014 included pre-tax other items of $32 million, and the third quarter of 2013 included pre-tax other items of $9 million and a pre-tax gain of $102 million resulting from the settlement of a legal claim. Excluding the other items from all periods, third quarter 2014 earnings from continuing operations were $1.62 per fully diluted share, compared to $1.47 per fully diluted share in the second quarter of 2014 and $1.24 per fully diluted share in the third quarter of 2013.

Pre-tax other items for the third quarter of 2014, second quarter of 2014, and the third quarter of 2013 included costs related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the spin-off of the Company’s distribution business, certain legal costs and a gain resulting from the settlement of a legal claim.

Operating profit, excluding other items, was $989 million or 17.7% of sales in the third quarter of 2014, compared to $945 million or 18.0% of sales in the second quarter of 2014, and $791 million or 16.6% of sales in the third quarter of 2013.

Oil & Gas Equipment and Services Market

Worldwide, developed economies turned down in late 2008 as looming housing-related asset write-downs at major financial institutions paralyzed credit markets and sparked a serious global banking crisis. Major central banks responded vigorously through 2009, but a credit-driven worldwide economic recession developed nonetheless. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic weakness related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, have been volatile. During the first quarter of 2009, oil prices averaged $43 per barrel, but slowly recovered into the $100 per barrel range by mid-2011 where they held relatively steady since (although the fourth quarter of 2012 dipped to average $88 per barrel). As a result of relatively high and stable oil prices, oil-drilling activity over the past two years has increased. However, oil prices declined significantly throughout most of the third quarter of 2014 with West Texas Intermediate Crude falling briefly below $80 per barrel. In the third quarter of 2009, North American gas prices declined to average $3.17 per mmbtu. Gas prices recovered modestly, trading up above $5 six months later, but then slowly settled into the $3 to $4 per mmbtu through 2011 before turning down sharply in early 2012 to the $2 range. However, the average quarterly price per mmbtu climbed steadily since the second quarter of 2012 and peaked to average $5.18 per mmbtu in the first quarter of 2014. During the third quarter of 2014, average natural gas price declined to an average of $3.94 per mmbtu.

The count of rigs actively drilling in the U.S. as measured by Baker Hughes, Inc. (a good measure of the level of oilfield activity and spending) decreased to a low of 876 in June, 2009 as many oil and gas operators, reliant on external financing to fund their drilling programs, significantly curtailed their drilling activity. As commodity prices improved, the U.S. rig count increased steadily to 2,026 by late 2011, but began to decline to average 1,903 rigs during the third quarter of 2014. Recently low gas prices have caused operators to trim drilling, driving the average U.S. gas rig count down 64% from the fourth quarter of 2011, to an average of 325 in the third quarter of 2014. However, with high oil prices, many have redirected drilling efforts towards unconventional shale plays targeting oil, rather than gas. For the third quarter of 2014, oil-directed drilling was 82% of the total domestic drilling effort, and remains at its highest levels in the U.S. since the early 1980’s. However, oil prices declined throughout most of the third quarter of 2014, which could ultimately curtail drilling and completions activity.

Most international activity is driven by oil exploration and production by national oil companies, which has historically been less susceptible to short-term commodity price swings; but, the international rig count exhibited modest declines nonetheless, falling from its 1,108 in September 2008 to 947 in August 2009. Since that decline, international drilling activity has increased and averaged 1,347 rigs in the third quarter of 2014.

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

As a result of the credit crisis and slowing drilling activity in 2009, orders in the Rig Systems segment declined below amounts flowing out of backlog as revenue, causing the segment’s backlog to decline to $4.4 billion by the end of 2010. Since 2010 lows, the backlog increased steadily as drillers ordered more than the Company shipped out of backlog, and the segment finished the second quarter of 2014 at a record $15.4 billion. During the third quarter of 2014, revenues out of backlog exceeded orders and backlog for the segment finished at $14.3 billion. Of this backlog, 90% of the total is for equipment destined for offshore operations, with 10% destined for land. Equipment destined for international markets totaled 90% of the backlog as of the end of the third quarter of 2014.

Manufacturing lead time for orders in the Completion & Production Solutions segment’s backlog is considerably shorter than that of the orders in Rig System’s backlog. This segment’s backlog has increased since 2009 as levels of drilling activity worldwide moved higher. Backlog in this segment was $2.1 billion at the end of the third quarter of 2014. Of the $2.1 billion, 63% of the total is for equipment destined for offshore operations, with 37% destined for land. Equipment destined for international markets totaled 80%.

Segment Performance

The Rig Systems segment generated $2.7 billion in revenues and $533 million in operating profit or 20.0% of sales in the third quarter of 2014. Compared to the prior quarter, revenues increased $287 million, and operating profit increased $32 million, representing 11% incremental operating leverage. Compared to the third quarter of 2013, segment revenues grew $598 million or 29%, and operating profit increased $145 million, representing 24% incremental leverage. The segments margins have moved down steadily since mid-2010 due to some lower priced projects, an adverse mix shift in the segment, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the third quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Margins have also been negatively impacted by the compression of delivery schedules from our shipyard customers, which have challenged the limits of our supply chain and increased our overall project costs. Margins for the third quarter of 2014 were also negatively impacted by cost challenges on highly customized land rigs and higher costs on installation and commissioning. Third quarter 2014 revenue out of backlog for the Rig Systems segment increased 15% in comparison to the second quarter of 2014 and 34% year-over-year. Orders for twenty-five complete land rigs, nine offshore jackup rig drilling equipment packages, as well as discrete offshore components including cranes, jacking systems and spare BOP stacks contributed to total order additions of $1.3 billion during the third quarter of 2014.

The Rig Aftermarket segment generated $837 million in revenues and $229 million in operating profit or 27.4% of sales in the third quarter of 2014. Compared to the prior quarter, revenues increased $52 million, and operating profit increased $12 million, representing 23% incremental operating leverage. Compared to the third quarter of 2013, segment revenues grew $125 million or 18%, and operating profit increased $27 million, representing 22% incremental leverage. Growth in revenue and operating profit is mainly attributable to increased demand for spare parts, repairs and services to accommodate our large installed base of equipment along with continued investments in capacity expansions.

The Wellbore Technologies segment generated $1.5 billion in revenue and $278 million in operating profit, or 18.9% of sales, for the third quarter of 2014. Compared to the prior quarter, revenue increased $23 million or 2%, and operating profit increased $15 million, representing 65% incremental operating leverage. Revenues and operating profit were up sequentially as the U.S. market continued to strengthen and more favorable seasonal conditions in Canada allowed for a significant increase in rigs actively drilling. Compared to the third quarter of 2013, revenues increased $74 million, and operating profit decreased $28 million. Included in Wellbore Technologies revenue and operating profit for the third quarter of 2013 are $102 million in net gains resulting from a legal settlement.

The Completion & Production Solutions segment generated $1.2 billion in revenue and $185 million in operating profit or 15.5% of sales during the third quarter of 2014. Revenue increased $64 million or 6% from the second quarter of 2014, and operating profit increased $28 million, representing 44% incremental leverage. The revenue increase was primarily due to higher shipments well stimulation equipment and fiberglass pipe. Compared to the third quarter of 2013, revenues increased $96 million, and operating profit increased $10 million. Year-over-year, revenues grew on increased demand for pressure pumping equipment, coiled tubing units, floating production equipment and fiberglass pipe. Operating leverage was negatively impacted as the product mix of the incremental revenue increase was weighted more heavily to the comparatively lower margin production equipment related businesses as opposed to the more profitable completion equipment businesses.

Outlook

Following the credit market downturn, global recession, and lower commodity prices of 2009, we saw signs of stabilization and recovery in many of our markets in 2010 and into 2011, led by higher drilling activity in North America and slowly improving international drilling activity. Since that time, order levels for new deepwater drilling rigs, as well as new jackup drilling rigs, have rebounded; but, softening day rates for deepwater drilling rigs and lower commodity prices has resulted in a near-term reduction in new orders for deepwater drilling rigs. Some of this expected reduction could be offset by increasing demand for new land drilling rigs and equipment packages, primarily in the North American, Latin American and Middle East markets. And, as the fleet of offshore and land drilling rigs worldwide continues to grow, we are confident that our Aftermarket business will continue to support our growing installed base of equipment with spare parts, service and repair. Strict regulatory drilling requirements worldwide will keep demand for the segment’s offerings at high levels.

Our outlook for the Company’s Wellbore Technologies segment and Completion & Production Solutions segment remains closely tied to the rig count, particularly in North America. Average U.S. rig count during the third quarter of 2014 saw modest gains of 3% and 8% compared to the second quarter of 2014 and third quarter of 2013, respectively. The third quarter of 2014 saw average Canadian rig count increase 91% sequentially and 11% year-over-year. As a result, revenues for both segments improved sequentially in Canada. Domestic land drilling and well service firms are increasing activity, which is leading to increased demand for drilling and stimulation equipment to develop unconventional shales. Activity generally seems to be continuing to increase in most markets outside North America as well. However, recent declines in commodity prices could negatively impact future activity levels.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2014 and 2013, and the second quarter of 2014 include the following

	3Q14*	3Q13*	2Q14*	% 3Q14 3Q13	% 3Q14 2Q14
Active Drilling Rigs:
U.S.	1,903	1,769	1,852	7.6%	2.8%
Canada	385	348	202	10.6%	90.6%
International	1,347	1,285	1,348	4.8%	(0.1%)

Worldwide	3,635	3,402	3,402	6.8%	6.8%

West Texas Intermediate Crude Prices (per barrel)	$97.78	$105.84	$103.35	(7.6%)	(5.4%)

Natural Gas Prices ($/mmbtu)	$3.94	$3.55	$4.61	11.0%	(14.5%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended September 30, 2014, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 6.8% (from 3,402 to 3,635) and the U.S. increased 2.8% (from 1,852 to 1,903), in the third quarter of 2014 compared to the second quarter of 2014. The average per barrel price of West Texas Intermediate Crude decreased 5.4% (from $103.35 per barrel to $97.78 per barrel) and natural gas prices decreased 14.5% (from $4.61 per mmbtu to $3.94 per mmbtu) in the third quarter of 2014 compared to the second quarter of 2014.

U.S. rig activity at October 24, 2014 was 1,927 rigs increased slightly compared to the third quarter average of 1,903 rigs. The price for West Texas Intermediate Crude was at $81.01 per barrel at October 24, 2014, decreasing 17 percent from the third quarter average. The price for natural gas was at $3.62 per mmbtu at October 24, 2014, decreasing eight percent from the third quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Rig Systems	$2,659	$2,061	$7,287	$6,053
Rig Aftermarket	837	712	2,372	1,933
Wellbore Technologies	1,469	1,395	4,193	3,840
Completion & Production Solutions	1,191	1,095	3,320	3,154
Eliminations	(569)	(400)	(1,441)	(1,061)

Total Revenue	$5,587	$4,863	$15,731	$13,919

Operating Profit:
Rig Systems	$533	$388	$1,485	$1,141
Rig Aftermarket	229	202	637	533
Wellbore Technologies	278	306	762	672
Completion & Production Solutions	185	175	479	438
Unallocated expenses and eliminations	(237)	(187)	(663)	(494)

Total Operating Profit	$988	$884	$2,700	$2,290

Operating Profit %:
Rig Systems	20.0%	18.8%	20.4%	18.9%
Rig Aftermarket	27.4%	28.4%	26.9%	27.6%
Wellbore Technologies	18.9%	21.9%	18.2%	17.5%
Completion & Production Solutions	15.5%	16.0%	14.4%	13.9%
Total Operating Profit %	17.7%	18.2%	17.2%	16.5%

Rig Systems

Three and Nine months ended September 30, 2014 and 2013. Revenue from Rig Systems was $2,659 million for the three months ended September 30, 2014, compared to $2,061 million for the three months ended September 30, 2013, an increase of $598 million (29.0%). For the nine months ended September 30, 2014, revenue from Rig Systems was $7,287 million compared to $6,053 million for the nine months ending September 30, 2013, an increase of $1,234 million (20.4%). Increased demand for land rigs and equipment in the U.S., Latin America and the Middle East resulted in higher revenues for Rig Systems in the first nine months of 2014. In addition, increased capacity enabled Rig Systems to generate revenue out of backlog of $2,381 million and $6,420 million for the three and nine months ended September 30, 2014, respectively, compared to revenue out of backlog of $1,772 million and $5,257 million for the three and nine months ended September 30, 2013, respectively.

Operating profit from Rig Systems was $533 million for the three months ended September 30, 2014 compared to $388 million for the three months ended September 30, 2013, an increase of $145 million (37.4%) from the same period in 2013. Operating profit percentage increased to 20.0% for the three months ended September 30, 2014, from 18.8% in the three months ended September 30, 2013. For the nine months ended September 30, 2014, operating profit from Rig Systems was $1,485 million compared to $1,141 million for the nine months ending September 30, 2013, an increase of $344 million (30.1%). Operating profit percentage increased to 20.4% for the nine months ended September 30, 2014, from 18.9% in the nine months ended September 30, 2013.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $14.3 billion at September 30, 2014, an increase of $0.2 billion (1.4%) from backlog of $14.1 billion at

September 30, 2013. At September 30, 2014, approximately 90% of the capital equipment backlog was for offshore products and 10% was for land. In addition, at September 30, 2014, approximately 90% of the capital equipment backlog was for international markets and 10% was for domestic markets.

Rig Aftermarket

Three and Nine months ended September 30, 2014 and 2013. Revenue from Rig Aftermarket was $837 million for the three months ended September 30, 2014, compared to $712 million for the three months ended September 30, 2013, an increase of $125 million (17.6%). For the nine months ended September 30, 2014, revenue from Rig Aftermarket was $2,372 million compared to $1,933 million for the nine months ending September 30, 2013, an increase of $439 million (22.7%). This increase is primarily due to increased demand for spare parts, repairs and services as a result of our large installed base of equipment.

Operating profit from Rig Aftermarket was $229 million for the three months ended September 30, 2014 compared to $202 million for the three months ended September 30, 2013, an increase of $27 million (13.4%). For the nine months ended September 30, 2014, operating profit from Rig Aftermarket was $637 million compared to $533 million for the nine months ending September 30, 2013, an increase of $104 million (19.5%). Operating profit percentage decreased in the nine months ended September 30, 2014 to 26.9%, from 27.6% in the nine months ended September 30, 2013. Operating profit percentage decreased due to a shift in product mix with a decrease in overall revenue attributable to spare parts sales and an increase of overall revenue attributable to slightly lower margin repair work. In addition, several expansion initiatives worldwide also contributed to a lower operating profit percentage.

Wellbore Technologies

Three and Nine months ended September 30, 2014 and 2013. Revenue from Wellbore Technologies was $1,469 million for the three months ended September 30, 2014 compared to $1,395 million for the three months ended September 30, 2013, an increase of $74 million (5.3%). For the nine months ended September 30, 2014, revenue from Wellbore Technologies was $4,193 million compared to $3,840 million for the nine months ending September 30, 2013, an increase of $353 million (9.2%). This increase is primarily due to a strengthening in the U.S. market coupled with the fact that customers have worked through excess inventory that they carried into 2013.

Operating profit from Wellbore Technologies was $278 million for the three months ended September 30, 2014 compared to $306 million (which included $102 million in litigation gains) for the three months ended September 30, 2013, a decrease of $28 million (9.2%). For the nine months ended September 30, 2014, operating profit from Wellbore Technologies was $762 million compared to $672 million for the nine months ending September 30, 2013, an increase of $90 million (13.4%). Operating profit percentage increased to 18.2% in the nine months ended September 30, 2014, up from 17.5% in the nine months ended September 30, 2013. This increase is primarily due to higher volumes and lower integration costs.

Completion & Production Solutions

Three and Nine months ended September 30, 2014 and 2013. Revenue from Completion & Production Solutions was $1,191 million for three months ended September 30, 2014, compared to $1,095 for the three months ended September 30, 2013, an increase of $96 million (8.8%). For the nine months ended September 30, 2014, revenue from Completion & Production Solutions was $3,320 million compared to $3,154 million for the nine months ending September 30, 2013, an increase of $166 million (5.3%). The increase in revenue was primarily driven by increased demand for well intervention and stimulation equipment, fiberglass pipe, and continued growth in both our floating production and subsea businesses.

Operating profit from Completion & Production Solutions was $185 million for the three months ended September 30, 2014 compared to $175 million for the three months ended September 30, 2013, an increase of $10 million (5.7%). For the nine months ended September 30, 2014, operating profit from Completion & Production Solutions was $479 million compared to $438 million for the nine months ending September 30, 2013, an increase of $41 million (9.4%). Operating profit percentage increased to 14.4% in the nine months ended September 30, 2014, from 13.9% in the nine months ended September 30, 2013. This increase was primarily related to lower integration costs during 2014 compared to 2013 offset by a decrease in operating profit percentage due to product mix with increased revenues from floating production and subsea products.

The Completion & Production Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major components or a signed contract related to a construction project. The capital equipment backlog was $2.1 billion at September 30, 2014, an increase of $0.6 billion (40.0%) from backlog of $1.5 billion at September 30, 2013. At September 30, 2014, approximately 63% of the capital equipment backlog was for offshore products and 37% was for land.

Unallocated expenses and eliminations

Eliminations were $237 million and $663 million for the three and nine months ended September 30, 2014 compared to $186 million and $494 million for the same periods in 2013. This increase is primarily due to higher intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were income of $9 million and expenses of $12 million for the three and nine months ended September 30, 2014 compared to expenses of $11 million and $15 million for the three and nine months ended September 30, 2013. The three months ended September 30, 2014 included a gain on the sale of the Company’s aggregates business in Hawaii causing a shift to income for the period compared to expense for the same period in 2013. The nine months ended September 30, 2014 benefited from favorable movements in exchange rates offset by higher banking fees comparted to the same period in 2013.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2014 was 28.8% and 30.3%, respectively, compared to 30.6% and 30.7% for the same periods in 2013. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions that is considered to be indefinitely reinvested, foreign exchange losses for tax reporting in Norway, a reversal of valuation allowances, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, and additional foreign withholding taxes.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The primary non-GAAP financial measures we focus on are: (i) operating profit excluding other items, (ii) operating profit percentage excluding other items, (iii) diluted earnings per share excluding other items and operating (non-GAAP) earnings. Each of these financial measures excludes the impact of certain amounts as further identified below and has not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2014	2013	2014	2014	2013
Reconciliation of operating profit:
GAAP operating profit	$988	$884	$913	$2,700	$2,290
Litigation gain (1):
Wellbore Technologies	—	(102)	—	—	(102)
Other items (2):
Rig Systems	—	4	—	—	16
Rig Aftermarket	—	—	—	—	—
Wellbore Technologies	—	2	6	9	39
Completion & Production Solutions	(1)	1	1	6	73
Eliminations	2	2	25	36	2

Operating profit excluding other items	$989	$791	$945	$2,751	$2,318

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2014	2013	2014	2014	2013
Reconciliation of operating profit %:
GAAP operating profit %	17.7%	18.2%	17.4%	17.2%	16.5%
Other items %	0.0%	(1.6%)	0.6%	0.3%	0.2%

Operating profit % excluding other items	17.7%	16.6%	18.0%	17.5%	16.7%

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2014	2013	2014	2014	2013
Reconciliation of diluted earnings per share:
GAAP earnings per share (continuing operations)	$1.62	$1.41	$1.42	$4.31	$3.62
Litigation gain (1)	—	(0.17)	—	—	(0.17)
Other items (2)	—	0.01	0.05	0.07	0.22

Earnings per share excluding other items	1.62	1.25	1.47	4.38	3.67
Amortization of intangible assets per share	0.14	0.14	0.14	0.43	0.42

Operating (non-GAAP) earnings per share	$1.76	$1.39	$1.61	$4.81	$4.09

(1)	Included in Wellbore Technologies revenue and operating profit for the three and nine months ended September 30, 2013, are $102 million in gains resulting from a legal settlement.
(2)	Other items primarily related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting, the costs of the proposed spin-off of the Company’s distribution business and certain legal costs, items which are included in operating profit. For the three and nine months ended September 30, 2014, other items included in operating profit were $1 million and $51 million, respectively. For the three and nine months ended September 30, 2013, other items included in operating profit were $9 million and $130 million, respectively. Certain other items are included in other income (expense), net were $1 million and $9 million for the three and nine months ended September 30, 2013, respectively. Other items for the three months ended June 30, 2014 totaled $32 million.

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

At September 30, 2014, the Company had cash and cash equivalents of $4,091 million, and total debt of $3,146 million. At December 31, 2013, cash and cash equivalents were $3,436 million and total debt was $3,150 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $4,091 million of cash and cash equivalents at September 30, 2014, approximately $3,760 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility or its commercial paper program.

The Company’s outstanding debt at September 30, 2014 was $3,146 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, and other debt of $3 million.

At September 30, 2014, the Company had no commercial paper borrowings and no borrowings against its $3.5 billion revolving credit facility. Funds available under the Company’s revolving credit facility were $2,427 million due to $1,073 million in outstanding letters of credit issued under the facility.

The Company also had $3,212 million of additional outstanding letters of credit at September 30, 2014, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, net cash used in continuing investing activities and net cash provided by (used in) continuing financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013

Net cash provided by continuing operating activities	$1,789	$1,670
Net cash used in continuing investing activities	(785)	(2,762)
Net cash provided by (used in) continuing financing activities	(393)	363

Operating Activities

For the first nine months of 2014, cash provided by continuing operating activities was $1,789 million compared to $1,670 million in the same period of 2013. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by continuing operations primarily through net income from continuing operation of $1,858 million plus non-cash charges of $543 million, plus $73 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $42 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $823 million for the first nine months of 2014 compared to $432 million used in the same period in 2013. This decrease in the first nine months of 2014 compared to the same period in 2013 was primarily the result of prepayments and milestone invoicing on major projects which outpaced costs incurred, offset by higher accounts receivable and inventory.

Investing Activities

For the first nine months of 2014, net cash used in continuing investing activities was $785 million compared to $2,762 million for the same period of 2013. Net cash used in continuing investing activities continued to be the result of acquisition activity as well as capital expenditures. The Company used approximately $181 million for acquisitions in the first nine months of 2014, a significant decrease compared to approximately $2.4 billion for the purpose of acquiring Robbins & Myers during the first nine months of 2013. Capital expenditures however increased to $468 million during the first nine months of 2013 compared to $434 million during the first nine months of 2013. In addition, the Company’s cash and cash equivalents decreased $253 million as a result of the spin-off of its distribution business on May 30, 2014.

Financing Activities

For the first nine months of 2014, net cash used in continuing financing activities was $393 million compared to net cash provided by continuing financing activities of $363 million for the same period of 2013. The change was primarily due to a shift from net borrowings of approximately $600 million during the first nine months of 2013 to no net borrowings during the same time period in 2014. In addition, dividends payments increased to $507 million during the first nine months of 2014 from $278 million during the first nine months of 2013. The change was partially offset by increased proceeds from stock options exercised to $107 million during the first nine months of 2014, from $25 million during the same time period of 2013.

Other

The effect of the change in exchange rates on cash flows was a negative $33 million and $8 million for the first nine months of 2014 and 2013, respectively.

We believe that cash on hand, cash generated from operations, amounts available under our credit facility and through our commercial paper program, as well as from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

On September 30, 2014, the Company announced that its Board of Directors authorized a share repurchase program to purchase up to $3 billion of the Company’s outstanding common stock. The Company may repurchase its shares on the open market at prevailing market prices. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions and regulatory considerations. The duration of the share repurchase program is 36 months, although it may be increased, extended, suspended or discontinued without prior notice. The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility, its commercial paper program or new debt issuances to finance the repurchases. At September 30, 2014, the Company repurchased no shares under the program.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of approximately $9 million in the first nine months of 2014, compared to a $24 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods at September 30, 2014 (in millions, except contract rates):

	As of September 30, 2014				December 31,
Functional Currency	2014	2015	2016	Total	2013

CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	265	—	—	265	229
Average USD to CAD contract rate	1.1081	—	—	1.1081	1.0669
Fair Value at September 30, 2014 in U.S. dollars	2	—	—	2	1
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	102	76	—	178	51
Average USD to CAD contract rate	1.1099	1.1180	—	1.1133	1.0230
Fair Value at September 30, 2014 in U.S. dollars	(1)	—	—	(1)	(1)
EUR Buy USD/Sell EUR:
Notional amount to buy (in euros)	4	1	—	5	9
Average USD to EUR contract rate	0.7533	0.7523	—	0.7532	7.5900
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in euros)	308	123	—	431	344
Average USD to EUR contract rate	0.7731	0.7469	—	0.7654	0.7401
Fair Value at September 30, 2014 in U.S. dollars	(7)	(8)	—	(15)	9
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	244,201	—	—	244,201	195,020
Average USD to KRW contract rate	1,039	—	—	1,039	1,114
Fair Value at September 30, 2014 in U.S. dollars	(2)	—	—	(2)	10
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	—	—	—	—	11
Average USD to GBP contract rate	—	—	—	—	0.6142
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	93	18	—	111	73
Average USD to GBP contract rate	0.6091	0.6045	—	0.6083	0.6201
Fair Value at September 30, 2014 in U.S. dollars	(2)	(1)	—	(3)	2

	As of September 30, 2014				December 31,
Functional Currency	2014	2015	2016	Total	2013
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	7	9	—	16	15
Average CAD to USD contract rate	0.9355	0.9399	—	0.9381	0.9431
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	40	50	7	97	71
Average DKK to USD contract rate	0.1824	0.1826	0.1802	0.1824	0.1813
Fair Value at September 30, 2014 in U.S. dollars	(3)	(3)	—	(6)	1
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	270	623	132	1,025	773
Average EUR to USD contract rate	1.3409	1.3525	1.3444	1.3484	1.3411
Fair Value at September 30, 2014 in U.S. dollars	(14)	(37)	(6)	(57)	21
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	45	29	6	80	42
Average GBP to USD contract rate	1.6336	1.6350	1.6426	1.6347	1.5779
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	1
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	408	1,003	485	1,896	1,877
Average NOK to USD contract rate	0.1636	0.1626	0.1604	0.1623	0.1642
Fair Value at September 30, 2014 in U.S. dollars	(22)	(55)	(22)	(99)	(28)
Buy MXN/Sell USD:
Notional amount to buy (in U.S. dollars)	10	—	—	10	—
Average MXN to USD contract rate	0.0750	—	—	0.0750	—
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	8	29	4	41	15
Average SGD to USD contract rate	0.7883	0.7874	0.7982	0.7887	0.7966
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Sell MXN/Buy USD:
Notional amount to buy (in U.S. dollars)	10	—	—	10	—
Average MXN to USD contract rate	0.0747	—	—	0.0747	—
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	1	—	—	1	2
Average CAD to USD contract rate	0.9058	—	—	0.9058	1.3625
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	35	—	—	35	11
Average DKK to USD contract rate	0.1823	—	—	0.1823	1.3625
Fair Value at September 30, 2014 in U.S. dollars	2	—	—	2	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	262	11	6	279	190
Average EUR to USD contract rate	1.3086	1.3734	1.3772	1.3123	1.3109
Fair Value at September 30, 2014 in U.S. dollars	8	1	—	9	(2)
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	25	—	—	25	—
Average GBP to USD contract rate	1.6616	—	—	1.6616	—
Fair Value at September 30, 2014 in U.S. dollars	1	—	—	1	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	229	138	38	405	385
Average NOK to USD contract rate	0.1620	0.1624	0.1633	0.1622	0.1634
Fair Value at September 30, 2014 in U.S. dollars	10	7	2	19	6
Sell SGD/Buy USD:
Notional amount to buy (in U.S. dollars)	1	—	—	1	1
Average SGD to USD contract rate	0.7986	—	—	0.7986	0.8000
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—

	As of September 30, 2014				December 31,
Functional Currency	2014	2015	2016	Total	2013
USD Sell RUB/Buy USD:
Notional amount to buy (in U.S. dollars)	40	—	—	40	64
Average RUB to USD contract rate	0.0254	—	—	0.0254	0.0298
Fair Value at September 30, 2014 in U.S. dollars	1	—	—	1	(1)
Sell SEK/Buy USD:
Notional amount to buy (in U.S. dollars)	1	—	—	1	1
Average SEK to USD contract rate	0.1524	—	—	0.1524	0.1529
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	58	—	—	58	111
Average DKK to USD contract rate	5.7618	—	—	5.7618	5.6126
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
CNY Sell CNY/Buy USD:
Notional amount to buy (in U.S. dollars)	68	—	—	68	—
Average CNY to USD contract rate	6.1840	—	—	5.7618	—
Fair Value at September 30, 2014 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at September 30, 2014 in U.S. dollars	(1)	—	—	(1)	(1)

Total Fair Value at September 30, 2014 in U.S. dollars	(28)	(96)	(26)	(150)	19

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $557 million and translation exposures totaling $525 million as of September 30, 2014 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $36 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $53 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2014, long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes and $1,096 million in 3.95% Senior Notes, no commercial paper borrowings and no borrowings against our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Reference is hereby made to the Exhibit Index commencing on page 40.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2014	By:	/s/ Jeremy D. Thigpen
Jeremy D. Thigpen
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Amended and Restated Executive Agreement of Clay C. Williams. (Exhibit 10.12) (8)

10.9	Second Amendment to Executive Agreement, dated as of December 22, 2008 of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (9)

10.10	Third Amendment to Executive Agreement, dated as of December 31, 2009, of Clay Williams and National Oilwell Varco. (Exhibit 10.2) (10)

10.11	Employment Agreement dated as of January 1, 2004 between Jeremy Thigpen and National Oilwell. (Exhibit 10.1) (11)

10.12	First Amendment to Employment Agreement dated as of December 22, 2008 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.2) (11)

10.13	Second Amendment to Employment Agreement dated as of December 31, 2009 between Jeremy Thigpen and National Oilwell Varco. (Exhibit 10.3) (11)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (12)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(8)	Filed as an Exhibit to Varco International, Inc.’s Quarterly Report on Form 10-Q filed on May 6, 2004.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2008.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on January 5, 2010.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 7, 2012.
(12)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.