Form 10-Q
period 2015-03-31
NATIONAL OILWELL VARCO INC
filed 2015-05-05
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 30, 2015 the registrant had 387,867,938 shares of common stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,024	$3,536
Receivables, net	4,024	4,416
Inventories, net	5,378	5,281
Costs in excess of billings	1,926	1,878
Deferred income taxes	378	447
Prepaid and other current assets	569	604

Total current assets	15,299	16,162

Property, plant and equipment, net	3,216	3,362
Deferred income taxes	559	503
Goodwill	8,509	8,539
Intangibles, net	4,290	4,444
Investment in unconsolidated affiliates	360	362
Other assets	191	190

Total assets	$32,424	$33,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$988	$1,189
Accrued liabilities	3,300	3,518
Billings in excess of costs	1,497	1,775
Current portion of long-term debt and short-term borrowings	151	152
Accrued income taxes	432	431
Deferred income taxes	299	309

Total current liabilities	6,667	7,374

Long-term debt	4,094	3,014
Deferred income taxes	2,014	1,972
Other liabilities	527	430

Total liabilities	13,302	12,790

Commitments and contingencies

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 395,062,247 and 418,977,608 shares issued and outstanding at March 31, 2015 and December 31, 2014	4	4
Additional paid-in capital	7,045	8,341
Accumulated other comprehensive loss	(1,318)	(834)
Retained earnings	13,306	13,181

Total Company stockholders’ equity	19,037	20,692
Noncontrolling interests	85	80

Total stockholders’ equity	19,122	20,772

Total liabilities and stockholders’ equity	$32,424	$33,562

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenue	$4,820	$4,889
Cost of revenue	3,643	3,599

Gross profit	1,177	1,290
Selling, general and administrative	607	491

Operating profit	570	799
Interest and financial costs	(26)	(26)
Interest income	5	4
Equity income in unconsolidated affiliates	9	10
Other income (expense), net	(56)	—

Income from continuing operations before income taxes	502	787
Provision for income taxes	189	239

Income from continuing operations	313	548
Income from discontinued operations	—	41

Net income	313	589
Net income attributable to noncontrolling interests	3	—

Net income attributable to Company	$310	$589

Per share data:
Basic:
Income from continuing operations	$0.76	$1.28

Income from discontinued operations	$—	$0.10

Net income attributable to Company	$0.76	$1.38

Diluted:
Income from continuing operations	$0.76	$1.28

Income from discontinued operations	$—	$0.09

Net income attributable to Company	$0.76	$1.37

Cash dividends per share	$0.46	$0.26

Weighted average shares outstanding:
Basic	407	428

Diluted	409	429

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014

Net income	$313	$589
Currency translation adjustments	(418)	(51)
Changes in derivative financial instruments, net of tax	(66)	14

Comprehensive income (loss)	(171)	552
Comprehensive income attributable to noncontrolling interest	3	—

Comprehensive income (loss) attributable to Company	$(174)	$552

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Income from continuing operations	$313	$548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	191
Deferred income taxes	(7)	45
Equity income in unconsolidated affiliates	(9)	(10)
Other, net	91	64
Change in operating assets and liabilities, net of acquisitions:
Receivables	369	(325)
Inventories	(126)	(101)
Costs in excess of billings	(47)	20
Prepaid and other current assets	34	(133)
Accounts payable	(201)	67
Billings in excess of costs	(278)	307
Income taxes payable	1	(79)
Other assets/liabilities, net	(216)	(109)

Net cash provided by continuing operating activities	114	485
Discontinued operations	—	3

Net cash provided by operating activities	114	488

Cash flows from investing activities:
Purchases of property, plant and equipment	(130)	(125)
Business acquisitions, net of cash acquired	(23)	(2)
Other	4	7

Net cash used in continuing investing activities	(149)	(120)
Discontinued operations	—	(6)

Net cash used in investing activities	(149)	(126)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	1,871	—
Repayments on debt	(792)	(1)
Cash dividends paid	(185)	(111)
Share repurchases	(1,330)	—
Proceeds from stock options exercised	3	5
Other	(3)	2

Net cash used in continuing financing activities	(436)	(105)
Discontinued operations	—	—

Net cash used in financing activities	(436)	(105)
Effect of exchange rates on cash	(41)	(5)

Increase (decrease) in cash and cash equivalents	(512)	252
Cash and cash equivalents, beginning of period	3,536	3,436

Cash and cash equivalents, end of period	$3,024	$3,688

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$6	$7
Income taxes	$96	$296

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2014 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Effective April 1, 2014, the Company reorganized its reporting segments. All prior periods are presented on this basis. Results of operations related to the spin-off of the Company’s distribution business (“spin-off”) have been classified as discontinued operations in all prior periods presented on Form 10-Q. See Note 7 for discussion on the Company’s reporting segments and Note 2 for discussion on the spin-off of the Company’s distribution business.

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

The following table presents selected financial information regarding the results of operations of our distribution business, which is reported as discontinued operations (in millions):

Three Months Ended March 31, 2014
Revenue from discontinued operations	$1,077

Income from discontinued operations before income taxes	62

Income tax expense	21

Income from discontinued operations	$41

Prior to the spin-off, sales to NOW were $140 million for the three months ended March 31, 2014, and purchases from NOW were $50 million for the three months ended March 31, 2014. Prior to May 30, 2014, the spin-off date, revenue and related cost of revenue were eliminated in consolidation between NOV and NOW. Beginning May 31, 2014, this revenue and cost of revenue represent third-party transactions with NOW.

3.	Inventories, net

Inventories consist of (in millions):

	March 31, 2015	December 31, 2014
Raw materials and supplies	$1,250	$1,255
Work in process	1,009	1,027
Finished goods and purchased products	3,119	2,999

Total	$5,378	$5,281

4.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2015	December 31, 2014
Accrued vendor costs	$886	$815
Customer prepayments and billings	614	703
Fair value of derivative financial instruments	420	297
Compensation	353	662
Warranty	284	272
Taxes (non-income)	159	211
Insurance	132	126
Accrued commissions	102	97
Interest	30	11
Other	320	324

Total	$3,300	$3,518

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies”. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered.

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2014	$272

Net provisions for warranties issued during the year	27
Amounts incurred	(13)
Currency translation adjustments and other	(2)

Balance at March 31, 2015	$284

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$10,740	$10,442
Estimated earnings	4,734	4,699

	15,474	15,141
Less: Billings to date	15,045	15,038

	$429	$103

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,926	$1,878
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,497)	(1,775)

	$429	$103

6.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2014	$(515)	$(228)	$(91)	$(834)

Accumulated other comprehensive income (loss) before reclassifications	(418)	(112)	—	(530)

Amounts reclassified from accumulated other comprehensive income (loss)	—	46	—	46

Balance at March 31, 2015	$(933)	$(294)	$(91)	$(1,318)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2015				2014
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$65	$—	$65	$—	$(13)	$—	$(13)
Cost of revenue	—	(1)	—	(1)	—	3	—	3
Other income (expense), net	—	—	—	—	—	—	—	—
Tax effect	—	(18)	—	(18)	—	3	—	3

	$—	$46	$—	$46	$—	$(7)	$—	$(7)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended March 31, 2015 and March 31, 2014, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $418 million and $51 million, respectively, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income or Loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income or Loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of Other Comprehensive Income or Loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was Other Comprehensive Loss of $66 million (net of tax of $21 million) for the three months ended March 31, 2015 and $14 million Other Comprehensive Income (net of tax of $6 million) for the three months ended March 31, 2014.

7.	Business Segments

The Company’s operations consist of four reportable segments: Rig Systems, Rig Aftermarket, Wellbore Technologies and Completion & Production Solutions. Within the four reporting segments, the Company has aggregated two business units under Rig Systems, one business unit under Rig Aftermarket, six business units under Wellbore Technologies and six business units under Completion & Production Solutions for a total of 15 business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of ASC Topic 280, “Segment Reporting”.

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

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
Rig Systems	$2,523	$2,256
Rig Aftermarket	719	750
Wellbore Technologies	1,171	1,278
Completion & Production Solutions	948	1,002
Eliminations	(541)	(397)

Total Revenue	$4,820	$4,889

Operating Profit:
Rig Systems	$448	$451
Rig Aftermarket	191	191
Wellbore Technologies	79	221
Completion & Production Solutions	79	137
Unallocated expenses and eliminations	(227)	(201)

Total Operating Profit	$570	$799

Operating Profit %:
Rig Systems	17.8%	20.0%
Rig Aftermarket	26.6%	25.5%
Wellbore Technologies	6.7%	17.3%
Completion & Production Solutions	8.3%	13.7%
Total Operating Profit %	11.8%	16.3%

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

Included in operating profit are other items related to costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015; items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting; the costs of the spin-off of the Company’s distribution business and certain legal costs. Other items by segment are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Other items:
Rig Systems	$40	$—
Rig Aftermarket	8	—
Wellbore Technologies	45	3
Completion & Production Solutions	29	6
Unallocated expenses and eliminations	—	9

Total other items	$122	$18

8.	Debt

Debt consists of (in millions):

	March 31,	December 31,
	2015	2014

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	$151	$151

Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500

Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,396

Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096

Commercial paper	1,080	—

Other	22	23

Total debt	4,245	3,166
Less current portion	151	152

Long-term debt	$4,094	$3,014

The Company has a $3.5 billion, five-year unsecured revolving credit facility which expires September 28, 2018. The Company also has a commercial paper program. Borrowings under the commercial paper program are classified as long-term as the program is supported by the $3.5 billion, five-year revolving credit facility. At March 31, 2015, there were $1,080 million in commercial paper borrowings, and there were $438 million in outstanding letters of credit issued under the credit facility, resulting in $1,982 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at March 31, 2015.

The Company also had $3,386 million of additional outstanding letters of credit at March 31, 2015, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2015 and December 31, 2014, the fair value of the Company’s unsecured Senior Notes approximated $3,064 million and $2,974 million, respectively. At both March 31, 2015 and December 31, 2014, the carrying value of the Company’s unsecured Senior Notes approximated $3,143 million. The carrying value of the Company’s variable rate borrowings approximates fair value.

9.	Tax

The effective tax rate for the three months ended March 31, 2015 was 37.6%, compared to 30.4% for the same period in 2014. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, nondeductible expenses and an increase in uncertain tax positions due to a foreign tax exposure identified in the current period. Excluding discrete items, the effective tax rate for the quarter is 28.9%.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Federal income tax at U.S. federal statutory rate	$176	$276
Foreign income tax rate differential	(46)	(47)
State income tax, net of federal benefit	4	6
Nondeductible expenses	5	11
Tax benefit of manufacturing deduction	(10)	(7)
Foreign dividends, net of foreign tax credits	7	9
Tax impact of foreign exchange	1	(8)
Tax rate change on temporary differences	(4)	—
Change in tax reserves	69	—
Other	(13)	(1)

Provision for income taxes	$189	$239

The balance of unrecognized tax benefits at March 31, 2015 was $185 million, $112 million of which if ultimately realized, would be recorded as an income tax benefit. Included in the change in the balance of unrecognized tax benefits is an uncertain tax position identified in a foreign jurisdiction totaling $69 million, which the Company anticipates will be resolved through settlement within 12 months of this reporting date.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for tax years after 2009 and outside the U.S. for tax years after 2007.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

10.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 39.5 million. At March 31, 2015, 5,334,048 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights.

On February 25, 2015, the Company granted 5,746,153 stock options with a fair value of $15.41 per share and an exercise price of $54.74 per share; 653,750 shares of restricted stock and restricted stock units with a fair value of $54.74 per share; and performance share awards to senior management employees with potential payouts varying from zero to 396,666 shares. The stock options vest over a three-year period from the grant date while the restricted stock and restricted stock units vest on the third anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are divided into two equal, independent parts that are subject to two separate performance metrics: 50% with a TSR (total shareholder return) goal (the “TSR Award”) and 50% with an internal ROC (return on capital) goal (the “ROC Award”).

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

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $40 million and $25 million for the three months ended March 31, 2015 and 2014, respectively. Included in the current period stock-based compensation is $18 million related to the Voluntary Early Retirement Plan established by the Company during the three months ended March 31, 2015. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $7 million for both the three months ended March 31, 2015 and 2014.

11.	Derivative Financial Instruments

ASC Topic 815, “Derivatives and Hedging” requires a company to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

At March 31, 2015, the Company has determined that the fair value of its derivative financial instruments representing assets of $56 million and liabilities of $519 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At March 31, 2015, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $463 million.

At March 31, 2015, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company has instituted a cash flow hedging program. The Company hedges portions of its forecasted revenues and expenses denominated in nonfunctional currencies with forward contracts. When the U.S. dollar strengthens or weakens against the foreign currencies, the change in present value of future foreign currency revenues and expenses is offset by changes in the fair value of the forward contracts designated as hedges.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	March 31, 2015		December 31, 2014
Norwegian Krone	NOK	9,832	NOK	10,781
Euro		€359		€462
U.S. Dollar		$280		$231
Danish Krone	DKK	161	DKK	227
British Pound Sterling		£56		£80
Singapore Dollar	SGD	34	SGD	44
Canadian Dollar	CAD	10	CAD	14

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	March 31, 2015		December 31, 2014
Norwegian Krone	NOK	4,663	NOK	4,052
Russian Ruble	RUB	3,086	RUB	—
U.S. Dollar		$942		$1,092
Danish Krone	DKK	531	DKK	322
Euro		€448		€401
Mexican Peso	MXN	152	MXN	118
Brazilian Real	BRL	117	BRL	57
British Pound Sterling		£33		£19
Canadian Dollar	CAD	9	CAD	4
Singapore Dollar	SGD	9	SGD	4
Swedish Krone	SEK	4	SEK	3

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2015	2014	Location	2015	2014
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$21	$18	Accrued liabilities	$275	$204
Foreign exchange contracts	Other Assets	6	8	Other Liabilities	98	102

Total derivatives designated as hedging instruments under ASC Topic 815		$27	$26		$373	$306

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$29	$27	Accrued liabilities	$145	$93
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	1	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$29	$27		$146	$93

Total derivatives		$56	$53		$519	$399

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
			Revenue	(65)	13
Foreign exchange contracts	(152)	35	Cost of revenue	1	(3)	Other income (expense), net	(1)	13

Total	(152)	35		(64)	10		(1)	13

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2015	2014

Foreign exchange contracts	Other income (expense), net	(76)	11

Total		(76)	11

(a)	The Company expects that $305 million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $(2) million and $1 million related to the ineffective portion of the hedging relationships for each of the three months ended March 31, 2015 and 2014, respectively, and $1 million and $12 million related to the amount excluded from the assessment of the hedge effectiveness for the three months ended March 31, 2015 and 2014, respectively.

12.	Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations	$310	$548

Income from discontinued operations	$—	$41

Net income attributable to Company	$310	$589

Denominator:
Basic—weighted average common shares outstanding	407	428
Dilutive effect of employee stock options and other unvested stock awards	2	1

Diluted outstanding shares	409	429

Per share data:
Basic:
Income from continuing operations	$0.76	$1.28

Income from discontinued operations	$—	$0.10

Net income attributable to Company	$0.76	$1.38

Diluted:
Income from continuing operations	$0.76	$1.28

Income from discontinued operations	$—	$0.09

Net income attributable to Company	$0.76	$1.37

Cash dividends per share	$0.46	$0.26

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of Net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for three ended March 31, 2015 and therefore not excluded from Net income attributable to Company per share calculation.

In addition, the Company had stock options outstanding that were anti-dilutive totaling 14 million and 10 million shares for the three months ended March 31, 2015 and 2014, respectively.

13.	Cash Dividends

On February 27, 2015, the Company’s Board of Directors approved a cash dividend of $0.46 per share. The cash dividend was paid on March 27, 2015, to each stockholder of record on March 13, 2015. Cash dividends were $185 million and $111 million for the three months ended March 31, 2015 and 2014, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

In addition, we are involved in various other claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of March 31, 2015, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services may become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. For example, the on-going, publicly disclosed investigations in Brazil may adversely impact our customers, or our customers’ customers or entities providing financing for our customers, as well as entities in the supply chain. The investigation in Brazil has led to, and is expected to continue to lead to, delays in deliveries to our customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by customers. Further, customers in other markets may seek delay or suspension of deliveries, extending delivery into future periods, or may attempt cancellations. While we manage deliveries and collection of payment to achieve percentage of completion payments that mitigate our financial risk, such delays, suspensions or attempted cancelations or other similar circumstances, could adversely affect our operating results and financial condition and could reduce our backlog.

15.	Share Repurchase Program

The Company established a share repurchase program to purchase up to $3 billion of the Company’s outstanding common stock. The Company may repurchase its shares on the open market at prevailing market prices. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions and regulatory considerations. The duration of the share repurchase program is 36 months, although it may be increased, extended, suspended or discontinued without prior notice. The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or its commercial paper program or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended March 31, 2015, the Company repurchased 24.5 million shares under the program for an average price of $54.35 per share an aggregate amount of $1,330 million.

16.	Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 “Revenue from Contracts with Customers” (ASU No. 2014-09), which supersedes the revenue recognition requirements in Accounting Standard Codification Topic No. 605 “Revenue Recognition” and most industry-specific guidance. This update requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 on its consolidated financial position and results of operations.

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

Discontinued Operations

On May 30, 2014, the Company completed the spin-off of its distribution business into an independent public company named NOW Inc. and the results of operations for the distribution business have been classified as discontinued operations for all prior periods presented. Unless indicated otherwise, the information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to our continuing operations.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2014, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For its first quarter ended March 31, 2015, the Company generated $313 million in net income from continuing operations, or $0.76 per fully diluted share, on $4.8 billion in revenue. Compared to the fourth quarter of 2014, revenue decreased $889 million or 16% and net income from continuing operations decreased $284 million or 48%. Compared to the first quarter of 2014, revenue decreased $69 million or 1%, and net income from continuing operations decreased $235 million or 43%.

Operating profit excluding other items was $692 million or 14.4% of sales in the first quarter of 2015, compared to $1,018 million or 17.8% of sales in the fourth quarter of 2014, and $817 million or 16.7% of sales in the first quarter of 2014.

During the first quarter of 2015, fourth quarter of 2014, and first quarter of 2014, pre-tax other items included in operating profit were $122 million, $105 million and $18 million, respectively. Other items that are included in other income (expense), net were $58 million for the three months ended December 31, 2014. During the first quarter of 2015, there was a $9 million Venezuela asset write-down and a $69 million increase in uncertain tax positions due to a foreign tax exposure. Excluding these items from all periods, first quarter 2015 earnings were $1.14 per fully diluted share, compared to $1.69 per fully diluted share in the fourth quarter of 2014 and $1.29 per fully diluted share in the first quarter of 2014.

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

As the global economy began to improve, oil prices strengthened enabling a steady increase in worldwide drilling activity during the past three years. While natural gas prices initially recovered as well, prices fell in 2012 as supply increased due in part to higher production of unconventional shale reservoir developments in North America. Drillers then redirected their efforts towards unconventional shale plays targeting oil, rather than gas, further contributing to the rise in oil-drilling activity. For the first quarter of 2015, oil-directed drilling accounted for over 80% of the total domestic drilling effort.

For the majority of 2014, oil prices and the number of rigs actively drilling worldwide continued their upward trend. Increased global demand had helped sustain relatively high oil prices and worldwide drilling activity. Within the same time frame, technological improvements in drilling and extraction had unlocked formations that were previously unproduceable, especially in North America. Global supply started to catch up to demand, creating a relatively balanced market. In the second half of 2014, demand in areas such as Asia, Europe and the U.S. weakened, while drilling and production activity held steady. As opposed to limiting supply to stabilize prices, OPEC responded by maintaining similar production levels. As a result, oil prices fell significantly to levels not seen since 2009. As prices plummeted in the first quarter of 2015, so did active drilling rigs, especially in North America. Operators adjusted accordingly, acutely reducing both operating and capital expenditures, thus slowing orders for our equipment and services.

Segment Performance

The Rig Systems segment generated $2.5 billion in revenues and $448 million in operating profit or 17.8% of sales in the first quarter of 2015. Compared to the prior quarter, revenues decreased $38 million, and operating profit decreased $63 million. Compared to the first quarter of 2014, segment revenues grew $267 million or 12%, and operating profit decreased $3 million. The segment’s margins have moved down steadily since mid-2010 due to some lower priced projects, an adverse mix shift in the segment, and incremental expenses to support several strategic growth initiatives. The mix shift arises from offshore projects contracted at high prices in 2007 and 2008, which were subsequently manufactured in low cost environments in 2009 and 2010, resulting in high margins for the group which peaked in the first quarter of 2010. As these projects have been completed and replaced with lower priced projects, margins have gradually declined. Margins have also been negatively impacted by the compression of delivery schedules from our shipyard customers, which have challenged the limits of our supply chain and increased our overall project costs. First quarter 2015 revenue out of backlog for the Rig Systems segment decreased 1% in comparison to the fourth quarter of 2014, but increased 15% year-over-year on process improvements and capacity expansions. Orders for two jackup packages and five land rigs destined for the Middle East and Latin America contributed to total order additions of $236 million during the first quarter of 2015.

The Rig Aftermarket segment generated $719 million in revenues and $191 million in operating profit or 26.6% of sales in the first quarter of 2015. Compared to the prior quarter, revenues decreased $131 million, and operating profit decreased $54 million. Compared to the first quarter of 2014, segment revenues declined $31 million or 4%, and operating profit was flat. Both sequentially and year-over-year, revenues were negatively impacted by decreased drilling activity as drilling contractors cut spending and opted to pull spare parts and replacements from idle and stacked rigs within their fleets.

The Wellbore Technologies segment generated $1.2 billion in revenue and $79 million in operating profit, or 6.7% of sales, for the first quarter of 2015. Compared to the prior quarter, revenue decreased $358 million or 23%, and operating profit decreased $93 million. Compared to the first quarter of 2014, revenues decreased $107 million, and operating profit decreased $142 million, representing 133% decremental operating leverage. Revenues and operating profit were down in all major business units as they face decreased demand and pricing pressures that typically accompany falling drilling activity.

The Completion & Production Solutions segment generated $948 million in revenue and $79 million in operating profit or 8.3% of sales during the first quarter of 2015. Revenue decreased $377 million or 28% from the fourth quarter of 2014, and operating profit decreased $135 million. Compared to the first quarter of 2014, revenues decreased $54 million, and operating profit decreased $58 million, representing 107% decremental operating leverage. Fewer rigs actively drilling over the past few quarters have inevitably led to fewer wells being completed and produced. Revenues within the segment have been negatively impacted both year-over-year and sequentially as a result. Decremental leverage was negatively impacted by product mix, as revenues fell sharply within the comparatively higher margin pressure pumping and fiberglass pipe businesses.

Outlook

Beginning in the latter half of 2014, lower commodity prices and lower rig counts presented increasingly challenging prospects to our business as declining dayrates stressed drilling contractors’ and well service firms’ ability to deliver a strong return on invested capital. Consequently, we are cautious in our outlook for 2015, and expect to see revenues out of backlog exceed orders for new rigs and components in our Rig Systems segment, resulting in a book-to-bill ratio well below one for the year. In addition, delays in delivery dates, temporary suspensions of delivery or attempted or actual order cancelations may adversely affect our backlog and our operating results. Thinking longer-term, in a low oil price environment, contractors become more hesitant to invest in older rigs which are far less productive and competitive. As a result, the industry expects to see a large number of rigs retired during this cyclical downturn, which could result in a newbuild order recovery when commodity prices recover and drilling activity responds. We expect sales of parts, repair work and service to decline year-over-year in the Rig Aftermarket segment as our customers defer expenditures in favor of cannibalizing idle rigs. However, the growing installed base of NOV equipped rigs may allow the group to partially mitigate the expected activity decline.

As of March 31, 2015, the Company has orders for twenty-two drilling equipment packages for floating rigs for Brazil. The contracts for these drilling equipment packages are with Brazilian shipyards. The on-going, publicly disclosed investigations in Brazil has led to, and is expected to continue to lead to, delays in deliveries to our customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by customers. Furthermore, the investigation in Brazil may adversely impact our customers, or our customers’ customers’ ability to obtain financing. It has been reported that the Brazilian shipyards, the Company’s customers, have come under financial stress due to a lack of payments from their customer. The Company is engaged with its customers in Brazil to adjust manufacturing schedules for the now delayed programs. The origin of the rig building program in Brazil arises from public policy goals set forth by the government to foster a local oilfield services and vessel construction industry and to employ more Brazilian labor. Petrobras remains contractually committed to employing these locally built rigs once they are completed. The Company believes that there is considerable desire, in Brazil, to complete the construction of these rigs.

Drilling activity is expected to continue to decline in this cyclical downturn during the first part of 2015, and as a result, our outlook for the Company’s Wellbore Technologies and Completion and Production Solutions segments remains cautious. In order to keep contracted rigs running, our customers could begin to reposition components and consumables, including drill pipe, bits, jars and shakers off of idle rigs within their fleets, as opposed to placing new orders for these items with NOV. Drilling consumes rigs, and the rate of capital equipment and consumables consumption will decline with lower drilling activity, while customers will live off of current inventory and postpone maintenance and upgrades when possible. However, this behavior is not sustainable over the long term. When customers exhaust current on-hand inventory, demand could recover for the equipment and services NOV provides once drilling activity recovers.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2015 and 2014, and the fourth quarter of 2014 include the following:

	1Q15*	1Q14*	4Q14*	% 1Q15 1Q14	% 1Q15 4Q14
Active Drilling Rigs:
U.S.	1,379	1,781	1,911	(22.6%)	(27.8%)
Canada	309	526	406	(41.3%)	(23.9%)
International	1,261	1,337	1,315	(5.7%)	(4.1%)

Worldwide	2,949	3,644	3,632	(19.1%)	(18.8%)

West Texas Intermediate Crude Prices (per barrel)	$48.54	$98.75	$73.16	(50.8%)	(33.7%)

Natural Gas Prices ($/mmbtu)	$2.87	$5.18	$3.77	(44.6%)	(23.9%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2015, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 18.8% (from 3,632 to 2,949) and the U.S. decreased 27.8% (from 1,911 to 1,379), in the first quarter of 2015 compared to the fourth quarter of 2014. The average per barrel price of West Texas Intermediate Crude Oil decreased 33.7% (from $73.16 per barrel to $48.54 per barrel) and natural gas prices decreased 23.9% (from $3.77 per mmbtu to $2.87 per mmbtu) in the first quarter of 2015 compared to the fourth quarter of 2014.

U.S. rig activity at May 1, 2015 was 905 rigs, decreasing 34% compared to the first quarter average of 1,379 rigs. The price for West Texas Intermediate Crude Oil was at $59.15 per barrel at May 1, 2015, increasing 22% from the first quarter average. The price for natural gas was at $2.78 per mmbtu at May 1, 2015, decreasing 3% from the first quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
Rig Systems	$2,523	$2,256
Rig Aftermarket	719	750
Wellbore Technologies	1,171	1,278
Completion & Production Solutions	948	1,002
Eliminations	(541)	(397)

Total Revenue	$4,820	$4,889

Operating Profit:
Rig Systems	$448	$451
Rig Aftermarket	191	191
Wellbore Technologies	79	221
Completion & Production Solutions	79	137
Unallocated expenses and eliminations	(227)	(201)

Total Operating Profit	$570	$799

Operating Profit %:
Rig Systems	17.8%	20.0%
Rig Aftermarket	26.6%	25.5%
Wellbore Technologies	6.7%	17.3%
Completion & Production Solutions	8.3%	13.7%
Total Operating Profit %	11.8%	16.3%

Rig Systems

Three Months Ended March 31, 2015 and 2014. Revenue from Rig Systems was $2,523 million for the three months ended March 31, 2015, compared to $2,256 million for the three months ended March 31, 2014, an increase of $267 million (11.8%). Additional capacity enabled Rig Systems to execute on its backlog to generate revenue out of backlog of $2,254 million for the three months ended March 31, 2015, a 15% increase compared to the same period in 2014.

Operating profit from Rig Systems was $448 million for the three months ended March 31, 2015 compared to $451 million for the three months ended March 31, 2014, a decrease of $3 million (0.7%) from the same period in 2014. Operating profit percentage decreased to 17.8% for the three months ended March 31, 2015, from 20.0% in the three months ended March 31, 2014 as the segment continued to work through lower priced backlog and faces more pricing pressures.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $10.4 billion at March 31, 2015, a decrease of $4.8 billion (31.6%) from backlog of $15.2 billion at March 31, 2014. At March 31, 2015, approximately 91% of the capital equipment backlog was for offshore products and approximately 92% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three Months Ended March 31, 2015 and 2014. Revenue from Rig Aftermarket was $719 million for the three months ended March 31, 2015, compared to $750 million for the three months ended March 31, 2014, a decrease of $31 million (4.1%). This decrease was due to the overall decrease in drilling rigs and drilling activity with customers using existing inventories and components from idle and unused rigs rather than purchasing new.

Operating profit from Rig Aftermarket was $191 million for both the three months ended March 31, 2015 and March 31, 2014. Operating profit percentage increased to 26.6% in the three months ended March 31, 2015, from 25.5% in the three months ended March 31, 2014.

Wellbore Technologies

Three Months Ended March 31, 2015 and 2014. Revenue from Wellbore Technologies was $1,171 million for the three months ended March 31, 2015 compared to $1,278 million for the three months ended March 31, 2014, a decrease of $107 million (8.4%). This decrease was due to the overall decrease in drilling activity.

Operating profit from Wellbore Technologies was $79 million for the three months ended March 31, 2015 compared to $221 million for the three months ended March 31, 2014, a decrease of $142 million (64.3%). Operating profit percentage decreased to 6.7% in the three months ended March 31, 2015, from 17.3% in the three months ended March 31, 2014. This decrease was due to pricing pressures as a result in overall decrease in drilling activity.

Completion & Production Solutions

Three Months Ended March 31, 2015 and 2014. Revenue from Completion & Production Solutions was $948 million for the three months ended March 31, 2015 compared to $1,002 million for the three months ended March 31, 2014, a decrease of $54 million (5.4%). This decrease was due to the overall decrease in drilling activity.

Operating profit from Completion & Production was $79 million for the three months ended March 31, 2015 compared to $137 million for the three months ended March 31, 2014, a decrease of $58 million (42.3%). This decrease was due to a shift in product mix as revenue decreased greater in higher operating profit businesses such as pressure pumping and fiberglass pipe.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $1,463 million at March 31, 2015, a decrease of $164 million (10.1%) from backlog of $1,627 million at March 31, 2014. At March 31, 2015, approximately 69% of the capital equipment backlog was for offshore products and approximately 82% of the capital equipment backlog was destined for international markets.

Eliminations

Unallocated expenses and eliminations were $227 million and $201 million for the three months ended March 31, 2015 and 2014, respectively. This increase is primarily due to higher intersegment eliminations.

Other income (expense), net

Other income (expense), net were expense of $56 million and nil for the three months ended March 31, 2015 and 2014, respectively. The increase in expense was primarily due to the fluctuations in foreign currencies as well as the write down of assets related to the Company’s Venezuelan businesses.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2015 was 37.6%, compared to 30.4% for the same period in 2014. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, and the deduction in the U.S. for manufacturing activities. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, nondeductible expenses and an increase in uncertain tax positions due to a foreign tax exposure identified in the current period. Excluding discrete items, the effective tax rate for the quarter is 28.9%.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended
	March 31,		December 31,
	2015	2014	2014
Reconciliation of operating profit:
GAAP operating profit	$570	$799	$913
Other items (1):
Rig Systems	40	—	—
Rig Aftermarket	8	—	—
Wellbore Technologies	45	3	104
Completion & Production Solutions	29	6	1
Eliminations	—	9	—

Operating profit excluding other items	$692	$817	$1,018

	Three Months Ended
	March 31,		December 31,
	2015	2014	2014
Reconciliation of operating profit %:
GAAP operating profit %	11.8%	16.3%	16.0%
Other items %	2.6%	0.4%	1.8%

Operating profit % excluding other items	14.4%	16.7%	17.8%

	Three Months Ended
	March 31,		December 31,
	2015	2014	2014
Reconciliation of diluted earnings per share:
GAAP earnings per share (continuing operations)	$0.76	$1.28	$1.39
Other items (1)	0.19	0.01	0.30
Venezuela asset write-down	0.02	—	—
Tax exposure	0.17	—	—

Operating (non-GAAP) earnings per share	$1.14	$1.29	$1.69

(1)	Other items primarily related to acquisitions (such as transaction costs, the amortization of backlog and inventory that was stepped-up to fair value during purchase accounting), divestitures, the early retirement program, the costs of the spin-off of the Company’s distribution business and certain legal costs. See Note 7. For the three months ended March 31, 2015 and 2014, other items included in operating profit were $122 million and $18 million, respectively. Other items included in operating profit for the three months ended December 31, 2014 totaled $105 million. Other items that are included in other income (expense), net were $58 million for the three months ended December 31, 2014, and nil for both the three months ended March 31, 2015 and March 31, 2014.

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

At March 31, 2015, the Company had cash and cash equivalents of $3,024 million, and total debt of $4,245 million. At December 31, 2014, cash and cash equivalents were $3,536 million and total debt was $3,166 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $3,024 million of cash and cash equivalents at March 31, 2015, approximately $2,816 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility or its commercial paper program.

The Company’s outstanding debt at March 31, 2015 was $4,245 million and consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, and other debt of $22 million. In addition, there were $1,080 million in commercial paper borrowings, and there were $438 million in outstanding letters of credit issued under the credit facility, resulting in $1,982 million of funds available under this revolving credit facility.

The Company also had $3,386 million of additional outstanding letters of credit at March 31, 2015, primarily in Norway, that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, net cash used in continuing investing activities and net cash used in continuing financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014

Net cash provided by continuing operating activities	$114	$485
Net cash used in continuing investing activities	(149)	(120)
Net cash used in continuing financing activities	(436)	(105)

Operating Activities

For the first three months of 2015, cash provided by operating activities was $114 million compared to $485 million in the same period of 2014. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by operations primarily through net income of $313 million plus non-cash charges of $183 million, less $9 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $464 million for the first three months of 2015 compared to $353 million used in the same period in 2014. This decrease in the first quarter of 2015 compared to the same period in 2014 was primarily the result of decreased orders in the Rig Systems segment reflected in customer financing, where costs incurred outpaced prepayments and milestone invoicing on major projects. In addition, overall lower revenues resulted in lower accounts receivable.

Investing Activities

For the first three months of 2015, net cash used in investing activities was $149 million compared to $120 million for the same period of 2014. Net cash used in investing activities continued to primarily be the result of acquisition activity and capital expenditures both of which increased slightly in the first three months of 2015 compared to the first three months of 2014. The Company used approximately $23 million for acquisitions in the first three months of 2015, compared to $2 million in the first three months of 2014. In addition, the Company used $130 million during the first three months of 2015 for capital expenditures compared to $125 million for the same period of 2014.

Financing Activities

For the first three months of 2015, net cash used in financing activities was $436 million compared to $105 million for the same period of 2014. This increase was primarily the result of $1,330 million used to repurchase and retire 24.5 million of the Company’s common shares outstanding during the first three months of 2015. In order to fund a large portion of the share repurchases, the Company entered into net commercial paper borrowings of $1,080 million during the first three months of 2015. In addition, the Company increased its dividend to $185 million during the first three months of 2015 compared to $111 million for the same period in 2014.

Other

The effect of the change in exchange rates on cash flows was a decrease of $41 million and $5 million for the first three months of 2015 and 2014, respectively.

We believe that cash on hand, cash generated from operations, amounts available under our credit facility and through our commercial paper program, as well as from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

The Company established a share repurchase program to purchase up to $3 billion of the Company’s outstanding common stock. The Company may repurchase its shares on the open market at prevailing market prices. The timing and actual number of shares repurchased will depend on a variety of factors including market conditions and regulatory considerations. The duration of the share repurchase program is 36 months, although it may be increased, extended, suspended or discontinued without prior notice. The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or its commercial paper program or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended March 31, 2015, the Company repurchased 24.5 million shares under the program for an average price of $54.35 per share an aggregate amount of $1,330 million.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 “Revenue from Contracts with Customers” (ASU No. 2014-09), which supersedes the revenue recognition requirements in Accounting Standard Codification Topic No. 605 “Revenue Recognition” and most industry-specific guidance. This update requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 on its consolidated financial position and results of operations.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $22 million in the first three months of 2015, compared to a $5 million foreign exchange gain in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods at March 31, 2015 (in millions, except contract rates):

	As of March 31, 2015				December 31,
Functional Currency	2015	2016	2017	Total	2014

CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	100	—	—	100	66
Average USD to CAD contract rate	1.1935	—	—	1.1935	1.1632
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	594	26	—	620	285
Average USD to CAD contract rate	1.2177	1.2779	—	1.2201	1.1511
Fair Value at March 31, 2015 in U.S. dollars	(4)	—	—	(4)	(3)
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	110	2	—	112	4
Average USD to EUR contract rate	0.8811	0.9046	0.8547	0.8815	0.7933
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	659	21	—	680	430
Average USD to EUR contract rate	0.8331	0.8465	—	0.8335	0.7832
Fair Value at March 31, 2015 in U.S. dollars	(23)	(2)	—	(25)	(25)
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	288,193	—	—	288,193	143,488
Average USD to KRW contract rate	1,111	—	—	1,111	1,104
Fair Value at March 31, 2015 in U.S. dollars	1	—	—	1	—

	As of March 31, 2015				December 31,
Functional Currency	2015	2016	2017	Total	2014
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	1	—	—	1	—
Average USD to GBP contract rate	0.6841	—	—	0.6841	0.6142
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	351	1	—	352	205
Average USD to GBP contract rate	0.6498	0.6565	—	0.6498	0.6201
Fair Value at March 31, 2015 in U.S. dollars	(6)	—	—	(6)	(6)
Sell EUR/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	1	—	—	1	—
Average EUR to GBP contract rate	0.7969	—	—	0.7969	—
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	17	—	—	17	16
Average CAD to USD contract rate	0.9094	—	—	0.9094	0.9431
Fair Value at March 31, 2015 in U.S. dollars	(2)	—	—	(2)	(1)
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	70	9	—	79	75
Average DKK to USD contract rate	0.1782	0.1712	—	0.1774	0.1813
Fair Value at March 31, 2015 in U.S. dollars	(13)	(1)	—	(14)	(6)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	857	153	—	1,010	884
Average EUR to USD contract rate	1.3015	1.3100	—	1.3028	1.3411
Fair Value at March 31, 2015 in U.S. dollars	(101)	(25)	—	(126)	(77)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	119	6	—	125	147
Average GBP to USD contract rate	1.5810	1.6380	—	1.5836	1.5779
Fair Value at March 31, 2015 in U.S. dollars	(7)	(1)	—	(8)	(3)
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	1,422	674	95	2,191	1,961
Average NOK to USD contract rate	0.1472	0.1544	0.1303	0.1485	0.1642
Fair Value at March 31, 2015 in U.S. dollars	(187)	(129)	(4)	(320)	(276)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	28	6	1	35	36
Average SGD to USD contract rate	0.7789	0.7925	0.7366	0.7794	0.7966
Fair Value at March 31, 2015 in U.S. dollars	(2)	(1)	—	(3)	(1)
Sell BRL/Buy USD:
Notional amount to buy (in U.S. dollars)	55	—	—	55	—
Average BRL to USD contract rate	0.3159	—	—	0.3159	—
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	1	—	—	1	—
Average CAD to USD contract rate	0.7982	—	—	0.7982	1.3625
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	41	—	—	41	22
Average DKK to USD contract rate	0.1605	—	—	0.1605	1.3625
Fair Value at March 31, 2015 in U.S. dollars	4	—	—	4	1
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	569	6	—	575	251
Average EUR to USD contract rate	1.1585	1.3772	—	1.1603	1.3109
Fair Value at March 31, 2015 in U.S. dollars	1	1	—	2	7
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	22	—	—	22	—
Average GBP to USD contract rate	1.5448	—	—	1.5448	—
Fair Value at March 31, 2015 in U.S. dollars	1	—	—	1	—

	As of March 31, 2015				December 31,
Functional Currency	2015	2016	2017	Total	2014
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	277	42	—	319	348
Average NOK to USD contract rate	0.1407	0.1612	—	0.1431	0.1634
Fair Value at March 31, 2015 in U.S. dollars	28	9	—	37	44
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	50	—	—	50	—
Average RUB to USD contract rate	0.0162	—	—	0.0162	—
Fair Value at March 31, 2015 in U.S. dollars	(3)	—	—	(3)	—
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	3	—	—	3	2
Average SGD to USD contract rate	0.7562	—	—	0.7562	0.7678
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Sell MXN/Buy USD:
Notional amount to sell (in U.S. dollars)	18	—	—	18	—
Average MXN to USD contract rate	0.0667	—	—	0.0667	—
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	94	—	—	94	59
Average DKK to USD contract rate	6.2471	—	—	6.2471	5.9300
Fair Value at March 31, 2015 in U.S. dollars	—	—	—	—	—
Other Currencies
Fair Value at March 31, 2015 in U.S. dollars	1	2	—	3	—

Total Fair Value at March 31, 2015 in U.S. dollars	(312)	(147)	(4)	(463)	(346)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $209 million and translation exposures totaling $437 million as of March 31, 2015 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $14 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $44 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2015, long term borrowings consisted of $151 million in 6.125% Senior Notes, $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes and $1,096 million in 3.95% Senior Notes. At March 31, 2015, there were $1,080 million in commercial paper borrowings, and there were $438 million in outstanding letters of credit issued under the credit facility, resulting in $1,982 million of funds available under this revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2014 Annual Report on Form 10-K. The following risk factor has been updated from our 2014 Annual Report on Form 10-K:

There are risks associated with our presence in international markets, including political or economic instability, currency restrictions, and trade and economic sanctions.

Approximately 74% of our revenues in the first quarter of 2015 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Argentina, Canada, Brazil, Europe, the Middle East, China, Africa, Nigeria, Southeast Asia, Russia, Latin America, Libya and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies or oilfield service companies.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services may become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. For example, the on-going, publicly disclosed investigations in Brazil may adversely impact our customers, and entities providing financing for our customers, as well as entities in the supply chain. The investigation in Brazil has led to, and is expected to continue to lead to, delays in deliveries to our customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by customers. In the event of such circumstances, our operating results and financial condition may be adversely affected.

Sanctions imposed by the United States, European Union and other countries could adversely impact our business activities in or related to Russia and certain Russian companies, including prohibitions of certain sales of goods and services, delay in executing construction or manufacturing projects, credit risk and adverse impacts due to currency fluctuations. To date, we have not identified any material adverse financial impact to our business from these sanctions. Future trade regulations or sanctions, however, could result in adverse impacts on our operating results and financial condition.

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

Reference is hereby made to the Exhibit Index commencing on page 38.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2015	By:	/s/ Scott K. Duff
Scott K. Duff
Corporate Controller, Chief Accounting Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (8)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (9)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012

(4)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(9)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.