Form 10-Q
period 2015-09-30
NATIONAL OILWELL VARCO INC
filed 2015-10-30
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 28, 2015 the registrant had 375,747,606 shares of common stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,846	$3,536
Receivables, net	3,325	4,416
Inventories, net	5,172	5,281
Costs in excess of billings	1,669	1,878
Deferred income taxes	391	447
Prepaid and other current assets	530	604

Total current assets	12,933	16,162

Property, plant and equipment, net	3,122	3,362
Deferred income taxes	520	503
Goodwill	8,465	8,539
Intangibles, net	4,087	4,444
Investment in unconsolidated affiliates	331	362
Other assets	170	190

Total assets	$29,628	$33,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731	$1,189
Accrued liabilities	2,810	3,518
Billings in excess of costs	1,180	1,775
Current portion of long-term debt and short-term borrowings	2	152
Accrued income taxes	112	431
Deferred income taxes	358	309

Total current liabilities	5,193	7,374

Long-term debt	3,981	3,014
Deferred income taxes	1,826	1,972
Other liabilities	422	430

Total liabilities	11,422	12,790

Commitments and contingencies

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 375,735,085 and 418,977,608 shares issued and outstanding at September 30, 2015 and December 31, 2014	4	4
Additional paid-in capital	6,201	8,341
Accumulated other comprehensive loss	(1,477)	(834)
Retained earnings	13,398	13,181

Total Company stockholders’ equity	18,126	20,692
Noncontrolling interests	80	80

Total stockholders’ equity	18,206	20,772

Total liabilities and stockholders’ equity	$29,628	$33,562

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$3,306	$5,587	$12,035	$15,731
Cost of revenue	2,634	4,059	9,360	11,463

Gross profit	672	1,528	2,675	4,268
Selling, general and administrative	383	540	1,378	1,568
Intangible asset impairment	55	—	55	—

Operating profit	234	988	1,242	2,700
Interest and financial costs	(24)	(26)	(76)	(79)
Interest income	2	4	9	13
Equity income in unconsolidated affiliates	—	9	16	42
Other income (expense), net	(20)	9	(106)	(12)

Income from continuing operations before income taxes	192	984	1,085	2,664
Provision for income taxes	36	283	330	806

Income from continuing operations	156	701	755	1,858
Income from discontinued operations	—	—	—	52

Net income	156	701	755	1,910
Net income attributable to noncontrolling interests	1	2	1	3

Net income attributable to Company	$155	$699	$754	$1,907

Per share data:
Basic:
Income from continuing operations	$0.41	$1.63	$1.92	$4.34

Income from discontinued operations	$—	$—	$—	$0.12

Net income attributable to Company	$0.41	$1.63	$1.92	$4.46

Diluted:
Income from continuing operations	$0.41	$1.62	$1.92	$4.31

Income from discontinued operations	$—	$—	$—	$0.12

Net income attributable to Company	$0.41	$1.62	$1.92	$4.43

Cash dividends per share	$0.46	$0.46	$1.38	$1.18

Weighted average shares outstanding:
Basic	380	429	392	428

Diluted	381	431	393	430

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$156	$701	$755	$1,910
Currency translation adjustments	(339)	(310)	(650)	(248)
Changes in derivative financial instruments, net of tax	(19)	(99)	7	(110)

Comprehensive income (loss)	(202)	292	112	1,552
Comprehensive income attributable to noncontrolling interest	1	2	1	3

Comprehensive income (loss) attributable to Company	$(203)	$290	$111	$1,549

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Income from continuing operations	$755	$1,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564	579
Deferred income taxes	(122)	(36)
Equity income in unconsolidated affiliates	(16)	(42)
Dividend from unconsolidated affiliate	34	73
Intangible asset impairment	55	—
Other, net	236	180
Change in operating assets and liabilities, net of acquisitions:
Receivables	1,045	(201)
Inventories	(6)	(817)
Costs in excess of billings	209	(76)
Prepaid and other current assets	73	(73)
Accounts payable	(460)	186
Billings in excess of costs	(595)	38
Income taxes payable	(318)	(289)
Other assets/liabilities, net	(736)	409

Net cash provided by continuing operating activities	718	1,789
Discontinued operations	—	89

Net cash provided by operating activities	718	1,878

Cash flows from investing activities:
Purchases of property, plant and equipment	(332)	(468)
Business acquisitions, net of cash acquired	(70)	(181)
Cash distributed in spin-off	—	(253)
Other	24	117

Net cash used in continuing investing activities	(378)	(785)
Discontinued operations	—	(12)

Net cash used in investing activities	(378)	(797)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	9,184	153
Repayments on debt	(8,369)	(155)
Cash dividends paid	(537)	(507)
Share repurchases	(2,221)	—
Proceeds from stock options exercised	6	107
Other	(2)	9

Net cash used in continuing financing activities	(1,939)	(393)
Discontinued operations	—	—

Net cash used in financing activities	(1,939)	(393)
Effect of exchange rates on cash	(91)	(33)

Increase (decrease) in cash and cash equivalents	(1,690)	655
Cash and cash equivalents, beginning of period	3,536	3,436

Cash and cash equivalents, end of period	$1,846	$4,091

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$57	$57
Income taxes	$760	$1,097

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents selected financial information regarding the results of operations of our distribution business, which is reported as discontinued operations (in millions):

Period Ended May 30, 2014

Revenue from discontinued operations	$1,701

Income from discontinued operations before income taxes	83

Income tax expense	31

Income from discontinued operations	$52

Prior to the spin-off, sales to NOW were $231 million for the period ended May 30, 2014 and purchases from NOW were $82 million for the period ended May 30, 2014. Prior to May 30, 2014, the spin-off date, revenue and related cost of revenue were eliminated in consolidation between NOV and NOW. Beginning May 31, 2014, this revenue and cost of revenue represent third-party transactions with NOW.

3.	Inventories, net

Inventories consist of (in millions):

	September 30, 2015	December 31, 2014
Raw materials and supplies	$1,143	$1,255
Work in process	892	1,027
Finished goods and purchased products	3,137	2,999

Total	$5,172	$5,281

4.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2015	December 31, 2014
Accrued vendor costs	$773	$815
Customer prepayments and billings	514	703
Compensation	295	662
Fair value of derivative financial instruments	271	297
Warranty	257	272
Taxes (non-income)	169	211
Insurance	119	126
Accrued commissions	85	97
Interest	29	11
Other	298	324

Total	$2,810	$3,518

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2014	$272

Net provisions for warranties issued during the year	58
Amounts incurred	(71)
Currency translation adjustments and other	(2)

Balance at September 30, 2015	$257

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$10,905	$10,442
Estimated earnings	4,868	4,699

	15,773	15,141
Less: Billings to date	15,284	15,038

	$489	$103

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,669	$1,878
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,180)	(1,775)

	$489	$103

6.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2014	$(515)	$(228)	$(91)	$(834)

Accumulated other comprehensive income (loss) before reclassifications	(650)	(151)	—	(801)
Amounts reclassified from accumulated other comprehensive income (loss)	—	158	—	158

Balance at September 30, 2015	$(1,165)	$(221)	$(91)	$(1,477)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2015				2014
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(10)	$—	$(10)	$—	$(4)	$—	$(4)
Cost of revenue	—	82	—	82	—	6	—	6
Tax effect	—	(21)	—	(21)	—	—	—	—

	$—	$51	$—	$51	$—	$2	$—	$2

	Nine Months Ended September 30,
	2015				2014
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total

Revenue	$—	$(11)	$—	$(11)	$—	$(25)	$—	$(25)
Cost of revenue	—	234	—	234	—	5	—	5
Tax effect	—	(65)	—	(65)	—	5	—	5

	$—	$158	$—	$158	$—	$15	$—	$15

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in Other Comprehensive Income or Loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three and nine months ended September 30, 2015, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $339 million and $650 million, respectively, upon the translation from local currencies to the U.S. dollar. For the three and nine months ended September 30, 2014, a majority of these local currencies weakened against the U.S. dollar resulting in net Other Comprehensive Loss of $310 million and $248 million, respectively, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in Other Comprehensive Income or Loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in Other Comprehensive Income or Loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of Other Comprehensive Income or Loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was Other Comprehensive Loss of $19 million (net of tax of $5 million) and Income of $7 million (net of tax of $8 million) for the three and nine months ended September 30, 2015, respectively. The accumulated effect was Other Comprehensive Loss of $99 million (net of tax of $38 million) and $110 million (net of tax of $42 million) for the three and nine months ended September 30, 2014, respectively.

7.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Rig Systems	$1,496	$2,659	$5,949	$7,287
Rig Aftermarket	570	837	1,946	2,372
Wellbore Technologies	834	1,469	2,961	4,193
Completion & Production Solutions	798	1,191	2,619	3,320
Eliminations	(392)	(569)	(1,440)	(1,441)

Total Revenue	$3,306	$5,587	$12,035	$15,731

Operating Profit (Loss):
Rig Systems	$253	$533	$1,093	$1,485
Rig Aftermarket	145	229	479	637
Wellbore Technologies	(7)	278	110	762
Completion & Production Solutions	3	185	160	479
Unallocated expenses and eliminations	(160)	(237)	(600)	(663)

Total Operating Profit	$234	$988	$1,242	$2,700

Operating Profit (Loss)%:
Rig Systems	16.9%	20.0%	18.4%	20.4%
Rig Aftermarket	25.4%	27.4%	24.6%	26.9%
Wellbore Technologies	(0.8%)	18.9%	3.7%	18.2%
Completion & Production Solutions	0.4%	15.5%	6.1%	14.4%
Total Operating Profit %	7.1%	17.7%	10.3%	17.2%

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

Included in operating profit are other items related to intangible asset impairments; costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015; costs related to severance and facility closures; items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting; the costs of the spin-off of the Company’s distribution business and certain legal costs. Other items by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other items:
Rig Systems	$22	$—	$65	$—
Rig Aftermarket	1	—	11	—
Wellbore Technologies	29	—	83	9
Completion & Production Solutions	60	(1)	92	6
Unallocated expenses and eliminations	—	2	—	36

Total other items	$112	$1	$251	$51

8.	Debt

Debt consists of (in millions):

	September 30, 2015	December 31, 2014

Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	$—	$151

Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500

Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,396

Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096

Commercial paper	946	—

Other	45	23

Total debt	3,983	3,166
Less current portion	2	152

Long-term debt	$3,981	$3,014

On August 15, 2015, the Company repaid $151 million of its 6.125% unsecured Senior Notes using available cash balances.

During the second quarter of 2015, the Company exercised its accordion option to increase aggregate borrowing capacity under its five-year unsecured revolving credit facility by an additional $1.0 billion, bringing the aggregate borrowing capacity to $4.5 billion. The facility expires September 28, 2018. The Company also has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $4.5 billion, five-year revolving credit facility. At September 30, 2015, there were $946 million in commercial paper borrowings, and there were $84 million in outstanding letters of credit issued under the credit facility, resulting in $3,470 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at September 30, 2015.

The Company also had $2,959 million of additional outstanding letters of credit at September 30, 2015 that are under various bilateral letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2015 and December 31, 2014, the fair value of the Company’s unsecured Senior Notes approximated $2,704 million and $2,974 million, respectively. At September 30, 2015 and December 31, 2014, the carrying value of the Company’s unsecured Senior Notes approximated $2,992 million and $3,143 million, respectively. The carrying value of the Company’s variable rate borrowings approximates fair value.

9.	Tax

The effective tax rate for the three and nine months ended September 30, 2015 was 18.8% and 30.4%, respectively, compared to 28.8% and 30.3% for the same periods in 2014. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, and foreign exchange losses for tax reporting in Norway. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, nondeductible expenses and a foreign audit settlement during the nine months ended September 30, 2015. Excluding discrete items, the effective tax rate for the three and nine months ended September 30, 2015 was 20.3% and 27.8%, respectively.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Federal income tax at U.S. federal statutory rate	$67	$344	$380	$932
Foreign income tax rate differential	(30)	(91)	(117)	(189)
State income tax, net of federal benefit	—	8	3	23
Nondeductible expenses	—	1	17	20
Tax benefit of manufacturing deduction	7	(13)	(3)	(31)
Foreign dividends, net of foreign tax credits	(1)	113	14	134
Tax impact of foreign exchange	(4)	16	(22)	14
Change in valuation allowance	—	(94)	—	(92)
Change in tax reserves	(2)	—	67	—
Other	(1)	(1)	(9)	(5)

Provision for income taxes	$36	$283	$330	$806

The balance of unrecognized tax benefits at September 30, 2015 was $113 million, $40 million of which if ultimately realized, would be recorded as an income tax benefit. Included in the change in the balance of unrecognized tax benefits is an uncertain tax position identified in a foreign jurisdiction totaling $69 million, of which the Company has settled and paid $69 million as of September 30, 2015. The Company does not anticipate that its total unrecognized tax benefits at September 30, 2015 will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

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

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 39.5 million. At September 30, 2015, 5,914,169 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights.

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

On August 28, 2015, the Company granted 75,000 restricted stock awards with a fair value of $41.65 per share. The awards were granted to an officer of the Company and vest over a three-year period from the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $21 million and $83 million for the three and nine months ended September 30, 2015 and $23 million and $75 million for the three and nine months ended September 30, 2014, respectively. Included in stock-based compensation for the nine months ended September 30, 2015 is $18 million related to the Voluntary Early Retirement Plan established by the Company in the first quarter of 2015. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $7 million and $20 million for the three and nine months ended September 30, 2015, respectively and $7 million and $23 million for the three and nine months ended September 30, 2014, respectively.

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

At September 30, 2015, the Company has determined that the fair value of its derivative financial instruments representing assets of $39 million and liabilities of $335 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2015, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $296 million.

At September 30, 2015, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For the three and nine months ended September 30, 2015, the Company recognized losses of $5 million and $25 million, respectively, as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At September 30, 2015, there were $299 million in pre-tax losses recorded in accumulated other comprehensive income. Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	September 30, 2015		December 31, 2014
Norwegian Krone	NOK	11,014	NOK	10,781
U.S. Dollar	USD	331	USD	231
Euro	EUR	139	EUR	462
Danish Krone	DKK	85	DKK	227
British Pound Sterling	GBP	22	GBP	80
Singapore Dollar	SGD	15	SGD	44
Canadian Dollar	CAD	5	CAD	14

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	September 30, 2015		December 31, 2014
Norwegian Krone	NOK	2,077	NOK	4,052
Russian Ruble	RUB	2,057	RUB	—
U.S. Dollar	USD	643	USD	1,092
Euro	EUR	404	EUR	401
Danish Krone	DKK	307	DKK	322
British Pound Sterling	GBP	22	GBP	19
Canadian Dollar	CAD	15	CAD	4
Singapore Dollar	SGD	3	SGD	4
Swedish Krone	SEK	1	SEK	3
Mexican Peso	MXN	—	MXN	118
Brazilian Real	BRL	—	BRL	57

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$13	$18	Accrued liabilities	$191	$204
Foreign exchange contracts	Other Assets	1	8	Other Liabilities	64	102

Total derivatives designated as hedging instruments under ASC Topic 815		$14	$26		$255	$306

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$25	$27	Accrued liabilities	$80	$93

Total derivatives not designated as hedging instruments under ASC Topic 815		$25	$27		$80	$93

Total derivatives		$39	$53		$335	$399

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014		2015	2014
			Revenue	11	25	Cost of revenue	(27)	1
Foreign exchange contracts	(196)	(132)	Cost of revenue	(207)	(5)	Other income (expense), net	1	25

Total	(196)	(132)		(196)	20		(26)	26

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2015	2014
Foreign exchange contracts	Other income (expense), net	(84)	(25)

Total		(84)	(25)

(a)	The Company expects that $(235) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $(27) million and $1 million related to the ineffective portion of the hedging relationships for each of the nine months ended September 30, 2015 and 2014, respectively, and $1 million and $25 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2015 and 2014, respectively.

12.	Asset Impairment

During the third quarter of 2015, the Company incurred $55 million in impairment charges on identified intangible assets with finite lives that were impaired and written off.

13.	Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$155	$699	$754	$1,855

Income from discontinued operations	$—	$—	$—	$52

Net income attributable to Company	$155	$699	$754	$1,907

Denominator:
Basic—weighted average common shares outstanding	380	429	392	428
Dilutive effect of employee stock options and other unvested stock awards	1	2	1	2

Diluted outstanding shares	381	431	393	430

Per share data:
Basic:
Income from continuing operations	$0.41	$1.63	$1.92	$4.34

Income from discontinued operations	$—	$—	$—	$0.12

Net income attributable to Company	$0.41	$1.63	$1.92	$4.46

Diluted:
Income from continuing operations	$0.41	$1.62	$1.92	$4.31

Income from discontinued operations	$—	$—	$—	$0.12

Net income attributable to Company	$0.41	$1.62	$1.92	$4.43

Cash dividends per share	$0.46	$0.46	$1.38	$1.18

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of Net income attributable to Company per share. The two-class method requires a portion of Net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for three and nine months ended September 30, 2015 and therefore not excluded from Net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 15 million and 14 million shares for the three and nine months ended September 30, 2015, respectively, and 6 million and 8 million shares for the three and nine months ended September 30, 2014, respectively.

14.	Cash Dividends

On August 13, 2015, the Company’s Board of Directors approved a cash dividend of $0.46 per share. The cash dividend was paid on September 25, 2015, to each stockholder of record on September 11, 2015. Cash dividends aggregated $174 million and $537 million for the three and nine months ended September 30, 2015, respectively, and $198 million and $507 million for the three and nine months ended September 30, 2014, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

15.	Share Repurchase Program

During the third quarter of 2015 the Company completed its $3 billion share repurchase program. As shares were repurchased, they were constructively retired and returned to an unissued state. During the three months ended September 30, 2015, the Company repurchased 10.9 million shares under the program for an average price of $40.98 per share for an aggregate amount of $444 million. During the nine months ended September 30, 2015, the Company repurchased 44.0 million shares under the program for an average price of $50.53 per share for an aggregate amount of $2,221 million.

16.	Commitments and Contingencies

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

In addition, we are involved in various other claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of September 30, 2015, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services may become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. For example, the on-going, publicly disclosed investigations in Brazil may adversely impact our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. The investigations in Brazil have led to, and are expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by our shipyard customers.

In other jurisdictions, our shipyard customers’ customers in some instances have, and may in the future, sought suspension, delay or cancellation of the contracts or payment due between our shipyard customers and their customers. Further, customers in other markets may seek delay or suspension of deliveries, extending delivery into future periods, or may attempt cancellations. While we manage deliveries and collection of payment to achieve percentage of completion payments that mitigate our financial risk, such delays, suspensions, attempted cancellations, breaches of contract or other similar circumstances, could adversely affect our operating results, collections of accounts receivable and financial condition and could reduce our backlog.

17.	Recently Issued Accounting Standards

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

In the first nine months of 2015, commodity prices have remained at low levels and the active rig count has continued to decline. As such the Company continues to evaluate its near term and longer term strategies which include evaluating capital allocations, facilities and machinery and headcount. During the third quarter of 2015, the Company incurred $55 million in impairment charges on intangible assets with finite lives. Additional changes in strategy or sustained low commodity prices and rig counts could result in further impairment charges to long-lived assets.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $8.5 billion of goodwill and $0.5 billion of other intangible assets with indefinite lives as of September 30, 2015. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which, over a sustained period, could indicate a potential impairment include (but are not limited to) a significant reduction in worldwide oil and gas prices or drilling; a significant reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant reduction in worldwide well remediation activity; a significant reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas.

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

In the first nine months of 2015, commodity prices have remained at low levels and the active rig count has continued to decline resulting in a significant decline in the Company’s market capitalization. While the Company incorporated a downturn into its forecasts in our previous annual test, should current conditions worsen, or continue for an extended period of time, we may identify and record an impairment charge related to the reporting units previously identified or other intangible assets as a result of our annual test or as a result of a trigger and interim impairment test.

EXECUTIVE SUMMARY

For its third quarter ended September 30, 2015, the Company generated $155 million in net income, or $0.41 per fully diluted share, on $3.3 billion in revenue. Compared to the second quarter of 2015, revenue decreased $603 million or 15% and net income decreased $134 million or 46%. Compared to the third quarter of 2014, revenue decreased $2.3 billion or 41%, and net income decreased $544 million or 78%.

Operating profit excluding other items was $346 million or 10.5% of sales in the third quarter of 2015, compared to $455 million or 11.6% of sales in the second quarter of 2015, and $989 million or 17.7% of sales in the third quarter of 2014.

During the third quarter of 2015, second quarter of 2015, and third quarter of 2014, pre-tax other items included in operating profit were $112 million, $17 million and $1 million, respectively. Excluding other items charges from all periods, third quarter 2015 operating (non-GAAP) earnings were $0.61 per fully diluted share, compared to $0.77 per fully diluted share in the second quarter of 2015 and $1.62 per fully diluted share in the third quarter of 2014.

Oil & Gas Equipment and Services Market

Rising oil and gas prices seen between 2003 and 2008 led to high levels of exploration and development drilling in many oil and gas basins around the globe. By late 2008 and into 2009, the availability of credit tightened as major financial institutions wrote down significant housing-related assets, leading to a credit-driven worldwide economic recession. Developed economies struggled to recover throughout 2010 and 2011, facing additional economic hardships related to potential sovereign debt defaults in Europe. As a result, commodity prices, including oil and gas prices, were volatile.

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

For the majority of 2014, oil prices and the number of rigs actively drilling worldwide continued their upward trend. Increased global demand had helped sustain relatively high oil prices and worldwide drilling activity. Within the same time frame, technological improvements in drilling and extraction had unlocked formations that were previously unproduceable, especially in North America. Global supply started to catch up to demand, creating a relatively balanced market. In the second half of 2014, demand in areas such as Asia, Europe and the U.S. weakened, while drilling and production activity held steady. As opposed to limiting supply to stabilize prices, OPEC responded by increasing production levels. As a result, oil prices fell significantly to levels not seen since 2009. As prices fell in the first quarter of 2015 and remained depressed since, so did active drilling rigs, especially in North America. Operators adjusted accordingly, acutely reducing both operating and capital expenditures, thus slowing orders for our equipment and services.

Segment Performance

The Rig Systems segment generated $1.5 billion in revenues and $253 million in operating profit or 16.9% of sales in the third quarter of 2015. Compared to the prior quarter, revenues decreased $434 million or 23%, and operating profit decreased $139 million or 35%. Compared to the third quarter of 2014, segment revenues decreased $1.2 billion or 44%, and operating profit decreased $280 million or 53%. Operating margins were 16.9% in the third quarter of 2015, a decrease of 340 basis points from operating margins of 20.3% posted in the second quarter of 2015 on lower activity levels. Third quarter 2015 revenue out of backlog for the Rig Systems segment decreased 24% sequentially and 45% year-over-year on fewer shipments of land rigs and postponed delivery dates of some offshore projects.

The Rig Aftermarket segment generated $570 million in revenues and $145 million in operating profit or 25.4% of sales in the third quarter of 2015. Compared to the prior quarter, revenues decreased $87 million or 13%, and operating profit increased $2 million or 1%. Compared to the third quarter of 2014, segment revenues decreased $267 million or 32%, and operating profit decreased $84 million or 37%. Both sequentially and year-over-year, revenues were negatively impacted by decreased drilling activity as drilling contractors cut spending and opted to pull spare parts and replacements from idle and stacked rigs within their fleets. Margins declined year-over-year on lower volumes, a lower mix of spare part sales and inventory charges related to older equipment. Compared to the second quarter margins increased as a result of a second-quarter inventory charge related to older equipment that did not recur in the third quarter.

The Wellbore Technologies segment generated $834 million in revenue and a $(7) million operating profit loss, or (0.8)% of sales, for the third quarter of 2015. Compared to the prior quarter, revenue decreased $122 million or 13%, and operating profit decreased $45 million or 118%. Compared to the third quarter of 2014, revenues decreased $635 million or 43%, and operating profit decreased $285 million or 103%. Revenues and operating profit were down on lower levels of global drilling activity. As rigs sit idle, operators are able to reposition and utilize existing inventory, decreasing demand for new products and services offered by the segment. Third quarter operating profit was negatively impacted by a write down of definite lived intangible assets.

The Completion & Production Solutions segment generated $798 million in revenue and $3 million in operating profit or 0.4% of sales during the third quarter of 2015. Compared to the prior quarter, revenue decreased $75 million or 9%, and operating profit decreased $75 million or 96%. Compared to the third quarter of 2014, revenues decreased $393 million or 33%, and operating profit decreased $182 million or 98%. Fewer rigs actively drilling over the past few quarters has inevitably led to fewer wells being completed and produced. Revenues within the segment have been negatively impacted both year-over-year and sequentially as a result. Third quarter operating profit was negatively impacted by a write down of definite lived intangible assets.

Outlook

Beginning in the latter half of 2014, lower commodity prices and lower rig counts presented increasingly challenging prospects to our business as declining dayrates stressed drilling contractors’ and well service firms’ ability to deliver a strong return on invested capital. Consequently, we are cautious in our outlook for the rest of 2015. We expect to see revenues out of backlog exceed orders for new rigs and components in our Rig Systems segment, resulting in a book-to-bill ratio well below one. In addition, delays in delivery dates, temporary suspensions of delivery or attempted or actual order cancellations may adversely affect our backlog and our operating results. Thinking longer-term, in a low oil price environment, contractors become more hesitant to invest in older rigs which are far less productive and competitive. As a result, the industry expects to see a large number of rigs retired during this cyclical downturn, which could result in a newbuild order recovery when commodity prices recover and drilling activity responds. Sales of parts, repair work and service in the Rig Aftermarket segment depend upon the level to which our customers defer expenditures in favor of cannibalizing idle rigs. However, the growing installed base of NOV equipped rigs may allow the group to partially mitigate this effect.

As of September 30, 2015, the Company has orders for twenty-two drilling equipment packages for floating rigs for Brazil. The contracts for these drilling equipment packages are with Brazilian shipyards. These shipyards have contracts with Sete Brasil to construct the drillships and semi-submersible rigs which are contracted by Sete to Petrobras. The on-going, publicly disclosed investigations in Brazil have led to, and is expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by our shipyard customers. Furthermore, the investigations in Brazil may adversely impact our shipyard customers, or Sete’s ability to obtain financing. It has been reported that the Brazilian shipyards, the Company’s customers, have come under financial stress due to a lack of payments from Sete. The Company is engaged with its shipyard customers in Brazil to adjust manufacturing schedules for the now delayed programs. Some reports in the Brazilian press have suggested that one or more of the contracts between our shipyard customers’ and Sete may be or have been cancelled. The reports reflect the evolving and uncertain circumstances arising out of the continuing investigations and the current market environment for oil. To date, our shipyard customers have not attempted to cancel their agreements with the Company. We continue to monitor the situation and confer with our shipyard customers.

Our outlook for the Company’s Wellbore Technologies and Completion and Production Solutions segments remains cautious as drilling activity is not expected to improve substantially in the rest of 2015. In order to keep contracted rigs running, our customers could reposition components and consumables, including drill pipe, bits, jars and shakers off of idle rigs within their fleets, as opposed to placing new orders for these items with NOV. Drilling consumes rigs, and the rate of capital equipment and consumables consumption will decline with lower drilling activity, while customers will live off of current inventory and postpone maintenance and upgrades when possible. However, this behavior is not sustainable over the long term. When customers exhaust current on-hand inventory, demand could recover for the equipment and services NOV provides once drilling activity recovers.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2015 and 2014, and the second quarter of 2015 include the following:

	3Q15*	3Q14*	2Q15*	% 3Q15 3Q14	% 3Q15 2Q15
Active Drilling Rigs:
U.S.	865	1,903	909	(54.5%)	(4.8%)
Canada	191	385	100	(50.4%)	91.0%
International	1,132	1,347	1,169	(16.0%)	(3.2%)

Worldwide	2,188	3,635	2,178	(39.8%)	0.5%

West Texas Intermediate Crude Prices (per barrel)	$46.50	$97.78	$57.85	(52.4%)	(19.6%)

Natural Gas Prices ($/mmbtu)	$2.74	$3.94	$2.73	(30.5%)	0.4%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2015, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased slightly (from 2,178 to 2,188) however, the U.S. decreased 4.8% (from 909 to 865), in the third quarter of 2015 compared to the second of 2015. The average per barrel price of West Texas Intermediate Crude Oil decreased 19.6% (from $57.85 per barrel to $46.50 per barrel) and natural gas prices remained flat (from $2.73 per mmbtu to $2.74 per mmbtu) in the third quarter of 2015 compared to the second quarter of 2015.

U.S. rig activity at October 23, 2015 was 787 rigs, decreasing 9% compared to the third quarter average of 865 rigs. The price for West Texas Intermediate Crude Oil was at $44.60 per barrel at October 23, 2015, decreasing 4 % from the third quarter average. The price for natural gas was at $2.27 per mmbtu at October 23, 2015, decreasing 17% from the third quarter average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Rig Systems	$1,496	$2,659	$5,949	$7,287
Rig Aftermarket	570	837	1,946	2,372
Wellbore Technologies	834	1,469	2,961	4,193
Completion & Production Solutions	798	1,191	2,619	3,320
Eliminations	(392)	(569)	(1,440)	(1,441)

Total Revenue	$3,306	$5,587	$12,035	$15,731

Operating Profit (Loss):
Rig Systems	$253	$533	$1,093	$1,485
Rig Aftermarket	145	229	479	637
Wellbore Technologies	(7)	278	110	762
Completion & Production Solutions	3	185	160	479
Unallocated expenses and eliminations	(160)	(237)	(600)	(663)

Total Operating Profit	$234	$988	$1,242	$2,700

Operating Profit (Loss)%:
Rig Systems	16.9%	20.0%	18.4%	20.4%
Rig Aftermarket	25.4%	27.4%	24.6%	26.9%
Wellbore Technologies	(0.8%)	18.9%	3.7%	18.2%
Completion & Production Solutions	0.4%	15.5%	6.1%	14.4%
Total Operating Profit %	7.1%	17.7%	10.3%	17.2%

Rig Systems

Three and nine months ended September 30, 2015 and 2014. Revenue from Rig Systems was $1,496 million for the three months ended September 30, 2015, compared to $2,659 million for the three months ended September 30, 2014, a decrease of $1,163 million or 44%. For the nine months ended September 30, 2015, revenue from Rig Systems was $5,949 million compared to $7,287 million for the nine months ending September 30, 2014, a decrease of $1,338 million or 18%.

Operating profit from Rig Systems was $253 million for the three months ended September 30, 2015 compared to $533 million for the three months ended September 30, 2014, a decrease of $280 million or 53%. Operating profit percentage decreased to 16.9% for the three months ended September 30, 2015, from 20.0% in the three months ended September 30, 2014. For the nine months ended September 30, 2015, operating profit from Rig Systems was $1,093 million compared to $1,485 million for the nine months ending September 30, 2014, a decrease of $392 million or 26%. Operating profit percentage decreased to 18.4% for the nine months ended September 30, 2015, from 20.4% in the nine months ended September 30, 2014. Operating profit percentage decreased as the segment continued to work through lower priced backlog and faces more pricing pressures.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $8.0 billion at September 30, 2015, a decrease of $6.3 billion, or 44%, from backlog of $14.3 billion at September 30, 2014. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $1.1 billion of revenue out of backlog in the last three months of 2015 and approximately $6.9 billion of revenue out of backlog in 2016 and thereafter. At September 30, 2015, approximately 90% of the capital equipment backlog was for offshore products and approximately 93% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three and nine months ended September 30, 2015 and 2014. Revenue from Rig Aftermarket was $570 million for the three months ended September 30, 2015, compared to $837 million for the three months ended September 30, 2014, a decrease of $267 million or 32%. For the nine months ended September 30, 2015, revenue from Rig Aftermarket was $1,946 million compared to $2,372 million for the nine months ending September 30, 2014, a decrease of $426 million or 18%. This decrease was due to the overall decrease in drilling rigs and drilling activity with customers using existing inventories and components from idle and unused rigs rather than purchasing new.

Operating profit from Rig Aftermarket was $145 million for the three months ended September 30, 2015 compared to $229 million for the three months ended September 30, 2014, a decrease of $84 million or 37%. Operating profit percentage decreased to 25.4% for the three months ended September 30, 2015, from 27.4% in the three months ended September 30, 2014. For the nine months ended September 30, 2015, operating profit from Rig Aftermarket was $479 million compared to $637 million for the nine months ending September 30, 2014, a decrease of $158 million or 25%. Operating profit percentage decreased to 24.6% for the nine months ended September 30, 2015, from 26.9% in the nine months ended September 30, 2014. Operating profit percentage decreased due to lower volumes, unfavorable product mix and inventory charges on older items.

Wellbore Technologies

Three and nine months ended September 30, 2015 and 2014. Revenue from Wellbore Technologies was $834 million for the three months ended September 30, 2015, compared to $1,469 million for the three months ended September 30, 2014, a decrease of $635 million or 43%. For the nine months ended September 30, 2015, revenue from Wellbore Technologies was $2,961 million compared to $4,193 million for the nine months ending September 30, 2014, a decrease of $1,232 million or 29%. This decrease was due to the overall decrease in drilling activity.

Operating profit (loss) from Wellbore Technologies was $(7) million for the three months ended September 30, 2015 compared to $278 million for the three months ended September 30, 2014, a change of $285 million or 103%. Operating profit (loss) percentage decreased to (0.8)% for the three months ended September 30, 2015, from 18.9% in the three months ended September 30, 2014. For the nine months ended September 30, 2015, operating profit from Wellbore Technologies was $110 million compared to $762 million for the nine months ending September 30, 2014, a decrease of $652 million or 86%. Operating profit percentage decreased to 3.7% for the nine months ended September 30, 2015, from 18.2% in the nine months ended September 30, 2014. This decrease was due to impairment charges incurred in the third quarter of 2015 as well as pricing pressures resulting from an overall decrease in drilling activity.

Completion & Production Solutions

Three and nine months ended September 30, 2015 and 2014. Revenue from Completion & Production Solutions was $798 million for the three months ended September 30, 2015, compared to $1,191 million for the three months ended September 30, 2014, a decrease of $393 million or 33%. For the nine months ended September 30, 2015, revenue from Completion & Production Solutions was $2,619 million compared to $3,320 million for the nine months ending September 30, 2014, a decrease of $701 million or 21%. This decrease was due to the overall decrease in market activity.

Operating profit from Completion & Production Solutions was $3 million for the three months ended September 30, 2015 compared to $185 million for the three months ended September 30, 2014, a change of $182 million or 98%. Operating profit percentage decreased to 0.4% for the three months ended September 30, 2015, from 15.5% in the three months ended September 30, 2014. For the nine months ended September 30, 2015, operating profit from Completion & Production Solutions was $160 million compared to $479 million for the nine months ending September 30, 2014, a decrease of $319 million or 67%. Operating profit percentage decreased to 6.1% for the nine months ended September 30, 2015, from 14.4% in the nine months ended September 30, 2014. This decrease was due to impairment charges incurred in the third quarter of 2015, an overall decrease in market activity, and a shift in product mix as revenue decreased more in higher operating profit businesses such as pressure pumping and fiberglass pipe.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $1,171 million at September 30, 2015, a decrease of $916 million, or 44% from backlog of $2,087 million at September 30, 2014. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $470 million of revenue out of backlog in the last three months of 2015 and approximately $701 million of revenue out of backlog in 2016 and thereafter. At September 30, 2015, approximately 76% of the capital equipment backlog was for offshore products and approximately 86% of the capital equipment backlog was destined for international markets.

Unallocated expenses and eliminations

Eliminations were $160 million and $600 million for the three and nine months ended September 30, 2015, respectively, compared to $237 million and $663 million for the three and nine months ended September 30, 2014, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $20 million and $106 million for the three and nine months ended September 30, 2015, respectively, compared to income of $9 million and expenses of $12 million for the three and nine months ended September 30, 2014, respectively. The increase in expense was primarily due to the fluctuations in foreign currencies as well as the write down of assets related to the Company’s Venezuelan businesses in the first quarter of 2015.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2015 was 18.8% and 30.4%, respectively, compared to 28.8% and 30.3% for the same periods in 2014. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, and foreign exchange losses for tax reporting in Norway. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, nondeductible expenses and a foreign audit settlement during the nine months ended September 30, 2015. Excluding discrete items, the effective tax rate for the three and nine months ended September 30, 2015 was 20.3% and 27.8%, respectively.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2015	2014	2015	2015	2014
Reconciliation of operating profit:
GAAP operating profit	$234	$988	$438	$1,242	$2,700
Other items (1):
Rig Systems	22	—	3	65	—
Rig Aftermarket	1	—	2	11	—
Wellbore Technologies	29	—	9	83	9
Completion & Production Solutions	60	(1)	3	92	6
Eliminations	—	2	—	—	36

Operating profit excluding other items	$346	$989	$455	$1,493	$2,751

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2015	2014	2015	2015	2014
Reconciliation of operating profit %:
GAAP operating profit %	7.1%	17.7%	11.2%	10.3%	17.2%
Other items %	3.4%	0.0%	0.4%	2.1%	0.3%

Operating profit % excluding other items	10.5%	17.7%	11.6%	12.4%	17.5%

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2015	2014	2015	2015	2014
Reconciliation of diluted earnings per share:
GAAP earnings per share (continuing operations)	$0.41	$1.62	$0.74	$1.92	$4.31
Other items (1)	0.20	—	0.03	0.42	0.07
Venezuela asset write-down (Other income (expense), net)	—	—	—	0.02	—
Tax exposure (Provision for income taxes)	—	—	—	0.17	—

Operating (non-GAAP) earnings per share	$0.61	$1.62	$0.77	$2.53	$4.38

(1)	Included in operating profit are other items related to intangible asset impairments; costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015; costs related to severance and facility closures; items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting; the costs of the spin-off of the Company’s distribution business and certain legal costs. See Note 7. For the three and nine months ended September 30, 2015, other items included in operating profit were $112 million and $251 million, respectively. For the three and nine months ended September 30, 2014, other items included in operating profit were $1 million and $51 million, respectively. Other items included in operating profit for the three months ended June 30, 2015 totaled $17 million.

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

At September 30, 2015, the Company had cash and cash equivalents of $1,846 million, and total debt of $3,983 million. At December 31, 2014, cash and cash equivalents were $3,536 million and total debt was $3,166 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $1,846 million of cash and cash equivalents at September 30, 2015, approximately $1,777 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility or its commercial paper program.

On August 15, 2015, the Company repaid $151 million of its 6.125% unsecured Senior Notes using available cash balances.

The Company’s outstanding debt at September 30, 2015 was $3,983 million and consisted of $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, $946 million in commercial paper borrowings and other debt of $45 million. The Company was in compliance with all covenants at September 30, 2015.

During the second quarter of 2015, the Company exercised its accordion option to increase aggregate borrowing capacity under its five-year unsecured revolving credit facility by an additional $1.0 billion, bringing the aggregate borrowing capacity to $4.5 billion. In addition to the $946 million in commercial paper borrowings supported by the credit facility, there were $84 million in outstanding letters of credit issued under the credit facility, resulting in $3,470 million of funds available under this revolving credit facility.

The Company also had $2,959 million of additional outstanding letters of credit at September 30, 2015 that are under various bilateral letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2015	2014

Net cash provided by continuing operating activities	$718	$1,789
Net cash used in continuing investing activities	(378)	(785)
Net cash used in continuing financing activities	(1,939)	(393)

Operating Activities

For the first nine months of 2015, cash provided by continuing operating activities was $718 million compared to $1,789 million in the same period of 2014. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by continuing operations primarily through income from continuing operations of $755 million plus non-cash charges of $442 million, plus $34 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $16 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $788 million of cash for the first nine months of 2015 compared to $823 million used in the same period in 2014. The decrease in cash used in the first nine months of 2015 compared to the same period in 2014 was the result of a decline in accounts receivable and inventory; partially offset by a decline in accounts payable and decreased orders in the Rig Systems segment which is reflected in customer financing, where revenue recognized outpaced prepayments and milestone invoicing on major projects.

Investing Activities

For the first nine months of 2015, net cash used in continuing investing activities was $378 million compared to $785 million for the same period of 2014. Net cash used in continuing investing activities was primarily the result of capital expenditures and acquisition activity both of which decreased in the first nine months of 2015 compared to the same period of 2014. The Company used $332 million during the first nine months of 2015 for capital expenditures compared to $468 million for the same period of 2014 and $70 million for acquisitions in the first nine months of 2015, compared to $181 million for the same period of 2014.

Financing Activities

For the first nine months of 2015, net cash used in continuing financing activities was $1,939 million compared to $393 million for the same period of 2014. This increase was primarily the result of $2,221 million used to repurchase and retire 44.0 million of the Company’s common shares outstanding during the first nine months of 2015. In order to fund a large portion of the share repurchases, the Company entered into net commercial paper borrowings of $946 million during the first nine months of 2015. The Company repaid $151 million of Senior Notes in the third quarter of 2015. In addition, the Company increased its dividend to $537 million during the first nine months of 2015 compared to $507 million for the same period in 2014.

Other

The effect of the change in exchange rates on cash flows was a decrease of $91 million and $33 million for the first nine months of 2015 and 2014, respectively.

We believe that cash on hand, cash generated from operations, amounts available under our credit facility and through our commercial paper program, as well as from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the third quarter of 2015 the Company completed its $3 billion share repurchase program. As shares were repurchased, they were constructively retired and returned to an unissued state. During the three months ended September 30, 2015, the Company repurchased 10.9 million shares under the program for an average price of $40.98 per share for an aggregate amount of $444 million. During the nine months ended September 30, 2015, the Company repurchased 44.0 million shares under the program for an average price of $50.53 per share for an aggregate amount of $2,221 million.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $41 million in the first nine months of 2015, compared to approximately $1 million in foreign exchange gains in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods at September 30, 2015 (in millions, except contract rates):

	As of September 30, 2015				December 31,
Functional Currency	2015	2016	2017	Total	2014

CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	12	—	—	12	66
Average USD to CAD contract rate	1.3297	—	—	1.3297	1.1632
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	182	26	—	208	285
Average USD to CAD contract rate	1.3120	1.2779	—	1.3077	1.1511
Fair Value at September 30, 2015 in U.S. dollars	(3)	—	—	(3)	(3)
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	2	2	—	4	4
Average USD to EUR contract rate	0.8467	0.9047	—	0.8740	0.7933
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	—
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	226	50	1	277	430
Average USD to EUR contract rate	0.8764	0.8623	0.8771	0.8738	0.7832
Fair Value at September 30, 2015 in U.S. dollars	(3)	(1)	—	(4)	(25)
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	71,185	—	—	71,185	143,488
Average USD to KRW contract rate	1,186	—	—	1,186	1,104
Fair Value at September 30, 2015 in U.S. dollars	(1)	—	—	(1)	—
GBP Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	128	6	—	134	205
Average USD to GBP contract rate	0.6482	0.6621	—	0.6488	0.6201
Fair Value at September 30, 2015 in U.S. dollars	(3)	—	—	(3)	(6)

	As of September 30, 2015				December 31,
Functional Currency	2015	2016	2017	Total	2014
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	13	—	—	13	16
Average CAD to USD contract rate	0.8257	—	—	0.8257	0.9431
Fair Value at September 30, 2015 in U.S. dollars	(1)	—	—	(1)	(1)
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	24	18	—	42	75
Average DKK to USD contract rate	0.1596	0.1566	—	0.1583	0.1813
Fair Value at September 30, 2015 in U.S. dollars	(1)	(1)	—	(2)	(6)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	185	215	—	400	884
Average EUR to USD contract rate	1.2335	1.2215	—	1.2270	1.3411
Fair Value at September 30, 2015 in U.S. dollars	(17)	(16)	—	(33)	(77)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	41	11	—	52	147
Average GBP to USD contract rate	1.5511	1.5852	—	1.5583	1.5779
Fair Value at September 30, 2015 in U.S. dollars	(1)	—	—	(1)	(3)
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	324	1,099	249	1,672	1,961
Average NOK to USD contract rate	0.1508	0.1410	0.1268	0.1404	0.1642
Fair Value at September 30, 2015 in U.S. dollars	(71)	(183)	(18)	(272)	(276)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	3	6	—	9	36
Average SGD to USD contract rate	0.7743	0.7925	—	0.7676	0.7966
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	(1)
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	19	—	—	19	22
Average DKK to USD contract rate	0.1483	—	—	0.1483	1.3625
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	1
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	139	6	—	145	251
Average EUR to USD contract rate	1.1476	1.3772	—	1.1550	1.3109
Fair Value at September 30, 2015 in U.S. dollars	3	—	—	3	7
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	17	—	—	17	—
Average GBP to USD contract rate	1.5449	—	—	1.5449	—
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	111	57	1	169	348
Average NOK to USD contract rate	0.1381	0.1515	0.1335	0.1423	0.1634
Fair Value at September 30, 2015 in U.S. dollars	16	13	—	29	44
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	30	—	—	30	—
Average RUB to USD contract rate	0.0146	—	—	0.0146	—
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	—
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	—	1	2
Average SGD to USD contract rate	0.7041	—	—	0.7041	0.7678
Fair Value at September 30, 2015 in U.S. dollars	—	—	—	—	—
BRL Buy EUR/Sell BRL:
Notional amount to sell (in U.S. dollars)	—	427	—	427	—
Average EUR to BRL contract rate	—	4.6985	—	4.6985	—
Fair Value at September 30, 2015 in U.S. dollars	—	21	—	21	—
BRL Sell EUR/Buy BRL:
Notional amount to sell (in U.S. dollars)	—	853	—	853	—
Average EUR to BRL contract rate	—	4.6985	—	4.6985	—
Fair Value at September 30, 2015 in U.S. dollars	—	(26)	—	(26)	—

	As of September 30, 2015				December 31,
Functional Currency	2015	2016	2017	Total	2014
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	46	1,349	—	1,395	59
Average DKK to USD contract rate	6.6789	6.5536	—	6.5577	5.9300
Fair Value at September 30, 2015 in U.S. dollars	—	(2)	—	(2)	—
Other Currencies
Fair Value at September 30, 2015 in U.S. dollars	(1)	—	—	(1)	—

Total Fair Value at September 30, 2015 in U.S. dollars	(83)	(195)	(18)	(296)	(346)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $124 million and translation exposures totaling $360 million as of September 30, 2015 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $8 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $36 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2015, long term borrowings consisted of $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes and $1,096 million in 3.95% Senior Notes. At September 30, 2015, there were $946 million in commercial paper borrowings, and there were $84 million in outstanding letters of credit issued under the credit facility, resulting in $3,470 million of funds available under this revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to nine months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Approximately 75% of our revenues in the third quarter of 2015 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Argentina, Canada, Brazil, Europe, the Middle East, China, Africa, Nigeria, Southeast Asia, Russia, Latin America, Libya and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies or oilfield service companies.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services may become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. For example, the on-going, publicly disclosed investigations in Brazil may adversely impact our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. The investigations in Brazil have led to, and are expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by our shipyard customers.

In other jurisdictions, our shipyard customers’ customers in some instances have, and may in the future, sought suspension, delay or cancellation of the contracts or payment due between our shipyard customers and their customers. Further, customers in other markets may seek delay or suspension of deliveries, extending delivery into future periods, or may attempt cancellations. While we manage deliveries and collection of payment to achieve percentage of completion payments that mitigate our financial risk, such delays, suspensions, attempted cancellations, breaches of contract or other similar circumstances, could adversely affect our operating results, collections of accounts receivable and financial condition and could reduce our backlog.

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

Date: October 30, 2015	By:	/s/ Scott K. Duff

Scott K. Duff

Senior Vice President, Corporate Controller & Chief Accounting Officer

(Duly Authorized Officer, Principal Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	Amendment No. 2 to the Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., as Administrative Agent, the other agents named therein, and the lenders parties thereto. (Exhibit 10.1) (4)

10.3	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 13, 2015.

(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.