Form 10-K
period 2015-12-31
NATIONAL OILWELL VARCO INC
filed 2016-02-19
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $18.7 billion. As of February 12, 2016, there were 375,800,956 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2016 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading worldwide provider in the design, manufacture and sale of equipment and components used in oil and gas drilling, completion and production operations, and the provision of oilfield services to the upstream oil and gas industry. The Company conducts operations in approximately 835 locations across six continents.

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

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services; drilling fluids; portable power generation; premium drill pipe; wired pipe; drilling optimization and automation services; tubular inspection, repair and coating services; rope access inspection; instrumentation; measuring and monitoring; downhole and fishing tools; steerable technologies; hole openers; and drill bits.

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

The following table sets forth the contribution to our total revenue of our four reporting segments (in millions):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Rig Systems	$6,964	$9,848	$8,450
Rig Aftermarket	2,515	3,222	2,692
Wellbore Technologies	3,718	5,722	5,211
Completion & Production Solutions	3,365	4,645	4,309
Eliminations	(1,805)	(1,997)	(1,441)

Total Revenue	$14,757	$21,440	$19,221

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

In 2010, as the financial crisis of the preceding three years eased and oil prices recovered, order rates began to improve across a broad array of rig equipment, with a particular focus on continued build out of the deepwater fleet. Each year 2011, 2012 and 2013 saw a further improvement in order rates as commodity prices remained at levels supporting sustained capital spending by our customers. Global rig count increased 5% in 2014 compared to 2013, after falling by 3% in 2013 compared to 2012. During the second half of 2014 and through 2015 the global oil and gas industry experienced a cyclical decline causing the Company to experience a decline in new orders. Backlog for Rig Systems at December 31, 2015, 2014 and 2013, was $6.1 billion, $12.5 billion and $15.0 billion, respectively. Backlog for Completion & Production Solutions at December 31, 2015, 2014 and 2013 was $1.0 billion, $1.8 billion and $1.6 billion, respectively.

The willingness of oil and gas operators to make capital investments to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including but not limited to: prices for oil and gas; supply and demand for oil and natural gas; the ability or willingness of members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil price stability through voluntary production limits; the level of oil production by non-OPEC countries; general economic and political conditions; costs of exploration and production; the availability of new leases and concessions; access to external financing; and governmental regulations regarding, among other things, environmental protection, climate change, taxation, price controls and product allocations. The willingness of drilling contractors and well servicing companies to make capital expenditures for the type of specialized equipment the Company provides is also influenced by numerous factors over which the Company has no control, including: the general level of oil and gas well drilling and servicing; rig day-rates; access to external financing; outlook for future increases in well drilling and well remediation activity; steel prices and fabrication costs; and government regulations regarding, among other things, environmental protection, climate change, taxation, and price controls.

See additional discussion on the current worldwide economic environment and related oil and gas activity levels in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Oil and Gas Well Construction Processes

Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30 or 45-foot joints of drill pipe and specialized drilling components known as downhole tools. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem. Increasingly, drilling is performed using a drilling motor, which is attached to the bottom of the drill stem and provides rotational force directly to the bit, or a top drive, a device suspended from the derrick that turns the entire drill stem, rather than such force being supplied by the rotary table. The use of drilling motors and top drives permits the drilling contractor to drill directionally, including horizontally. The Company sells and rents drilling motors, agitators, drill bits, downhole tools and drill pipe through Wellbore Technologies, and sells top drives through Rig Systems.

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

Rig Systems sells the large “mud pumps” that are used to pump drilling mud through the drill stem, down and back up the hole. Wellbore Technologies sells and rents solids control equipment; and provides solids control, waste management and drilling fluids services. Many operators internally coat the drill stem to improve its hydraulic efficiency and protect it from corrosive fluids sometimes encountered during drilling; have hardfacing alloys applied to drill pipe joints, collars and other components to protect tool joints and casing against wear; and inspect and assess the integrity of the drill pipe from time to time. Wellbore Technologies manufactures and sells drill pipe and provides coating, “hard-banding”, and drill pipe inspection and repair.

As the hole depth increases, the kelly must be removed frequently so that additional joints of drill pipe can be added to the drill stem. When the bit becomes dull or the equipment at the bottom of the drill stem—including the drilling motors—otherwise requires servicing, the entire drill stem is pulled out of the hole and disassembled by disconnecting the joints of drill pipe. These are set aside or “racked”, the old bit is replaced or service is performed, and the drill stem is reassembled and lowered back into the hole (a process called “tripping”). During drilling and tripping operations, joints of drill pipe must be screwed together and tightened (“made up”), and loosened and unscrewed (“spun out”). Rig Systems provides drilling equipment to manipulate and maneuver the drill pipe in this manner. When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and permanently cemented in place in order to protect against collapse and contamination of the hole. The casing is typically inspected before it is lowered into the hole, another service provided by Wellbore Technologies. Wellbore Technologies drilling optimization and automation maximizes bit performance in the wellbore by mitigating vibrations, dynamic and impact loading, and stick slip which ensures longer bit runs, reducing trips. Hole openers from Wellbore Technologies, that mount above the drill bits in the drill stem, opens the tolerance of the hole to allow for easier and faster casing installation. Completion & Production Solutions manufactures pressure pumping equipment that is used to cement the casing in place. The rig’s hoisting system raises and lowers the drill stem while drilling or tripping, and lowers casing into the wellbore. A conventional hoisting system is a block and tackle mechanism that works within the drilling rig’s derrick. The mechanism is lifted by a series of pulleys that are attached to the drawworks at the base of the derrick. Rig Systems sells and installs drawworks and pipe hoisting systems.

During the course of normal drilling operations, the drill stem passes through different geological formations which exhibit varying pressure characteristics. If this pressure is not contained, oil, gas and/or water would flow out of these formations to the surface. Containing reservoir pressures is accomplished primarily by the circulation of heavy drilling muds and secondarily by blowout preventers (“BOPs”), should the mud prove inadequate in an emergency situation. Rig Systems sells blowout preventers. Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must provide power to the drilling motor; carry drilled solids to the surface; protect the drilled formations from being damaged; and, cool the drill bit. Achieving these objectives often requires a formulation specific to a given well, requires a high level of cleanliness for better bottom hole assembly performance and can involve the use of expensive chemicals as well as natural materials, such as certain types of clay. The fluid itself is often oil, or more expensive synthetic mud. Given the cost, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment such as shale shakers, centrifuges, cuttings dryers, and mud cleaners help accomplish this objective. Wellbore Technologies rents, sells, operates and services this equipment. Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud density is inadequate to maintain sufficient pressure. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby reservoir fluids would flow uncontrolled into the well. A series of high-pressure valves known as blowout preventers are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids to the surface. When closed, conventional BOPs prevent normal rig operations so the BOPs are activated only if drilling mud and normal well control procedures cannot safely contain the pressure.

The operations of the rig and the condition of the drilling mud are closely monitored by various sensors, which measure operating parameters such as the weight on the rig’s hook, the incidence of pressure kicks, the operation of the drilling mud pumps, etc. Wellbore Technologies sells and rents drilling rig instrumentation packages that perform these monitoring functions. Monitoring can be done at the well or remotely from selected centralized operation centers.

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

Frequently, coiled tubing units or wireline units are used to accomplish certain well remediation operations or well completions. Coiled tubing consists of a continuous length of reeled steel tubing which can be injected concentrically into the production tubing all the way to the bottom of most wells. It permits many operations to be performed without disassembling the production tubing, and without curtailing the production of the well. Wireline winch units are devices that utilize single-strand or multi-strand wires to perform well remediation operations, such as lowering tools and transmitting data to the surface. The Completion & Production Solutions segment manufactures and sells various types of coiled tubing and wireline equipment and tools.

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

In 1998, the Company introduced the NXT TM ram type BOP which eliminates door bolts, providing significant weight, rig-time, and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes. In 2004, the Company introduced the LXT TM ram type of BOP, which features many of the design elements of the NXT TM, but is targeted at the land market. Over the past five years considerable focus has been placed on robustness and reliability in the fundamental design of the equipment with extensive testing being performed in an R&D facility opened in 2012. In 2013, the Company acquired the T3 BOP product line, further expanding its market offering of reliable, field proven designs for land based drilling applications.

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

Land Rig Packages. The Company designs, manufactures, assembles, upgrades, and supplies equipment sets to a variety of land drilling rigs, including those specifically designed to operate in harsh environments such as the Arctic Circle and the desert. Our key land rig product names include the Ideal Rig™, Drake Rig™, and Rapid Rig TM. The Company’s recent rig packages are designed to be safer and fast moving, to utilize AC technology, and to reduce manpower required to operate a rig.

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

Spare Parts. Rig Aftermarket maintains an inventory of spare parts, the majority manufactured by Rig Systems, across a global network of aftermarket service and repair facilities.

Technical Support. Rig Aftermarket’s Technical Support Centers troubleshoot and resolve equipment needs for customers. Cross-disciplinary teams work together with field service technicians and subject matter experts to keep customers’ rigs in operation and utilize web-based applications to record, manage, and resolve issues.

Field Service. Field service engineers actively support rig equipment and technologies on location. Based across a global network of aftermarket service and repair facilities, field service engineers can be deployed to operating sites worldwide to resolve equipment issues, whether structural, mechanical, electrical, or software-related.

Repair. Rig Aftermarket overhauls, repairs, rebuilds, and recertifies equipment to quality assurance and OEM specifications using only OEM parts.

eHawk Remote Support. A subscription service available to customers, eHawk Support Centers provide fast issue response times. Using satellite and computer technology, eHawk Support Centers can diagnose equipment status and work to handle issues remotely, reducing service personnel visits to the field. eHawk utilizes web-based applications to record, manage, and resolve issues.

Field Engineering. Rig Aftermarket Field Engineering supports customers by providing rig-specific designs, modifications, and solutions as needed. Services include rig surveys, proposal and design drawings, service manuals, and equipment installation.

Training Centers and Technical Colleges. Rig Aftermarket Training Centers offering training for all equipment and technologies designed and manufactured by Rig Systems. Training centers offer a varied curriculum that incorporates hands-on experience, use of equipment simulators, automated classrooms, and enhanced animations with cross-sectional cutouts.

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

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services; drilling fluids; portable power generation; premium drill pipe; wired pipe; drilling optimization and automation services; tubular inspection, repair and coating services; rope access inspection; instrumentation; measuring and monitoring; downhole and fishing tools; steerable technologies; hole openers; and drill bits.

The Wellbore Technologies segment focuses on oil and gas companies and supports drilling contractors, oilfield service companies, and oilfield rental companies. Demand for Wellbore Technologies’ products and services primarily depends on the level of oilfield drilling activity by oil and gas companies, drilling contractors, and oilfield service companies.

Drill Pipe Products. The Company designs, manufactures, and sells a full range of proprietary premium and API drill stem products used for the drilling of oil and gas wells. A drilling rig typically carries an inventory of 10,000 to 30,000 feet of drill pipe, which is consumed over time by the drilling process.

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

Tubular Coating. The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote® coatings, to new and used downhole tubulars and line pipe. Tubular coatings help prevent corrosion, which extends the life of tubular assets, and reduces expensive interruptions in production. In addition, coatings are designed to increase the fluid flow rate up to 25%. In addition, the Company offers a mechanical fit connection that is very quick to field install and combined with internal coatings provides a continuous internal surface of coatings thru the connection. The Company also offers other corrosion solutions such as fiberglass lined tubing that also services our customers as it relates to wells that are injection or enhance oil recovery wells.

Tubular Inspection. Newly manufactured pipe may have serious defects that are not detected at the mill, and pipe can be damaged during handling prior to use at the well site. Exploration and production companies have new tubulars inspected before they are placed in service to reduce the risk of tubular failures during drilling, completion, or production. Used tubulars are inspected to detect service-induced flaws. In addition to our Tubular Inspection product line, we have a Specialty Inspection group that performs rig inspections, drop surveys, lift gear inspections and derrick building services via rope access with locations around the world to service the land and offshore contractors.

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

Machining, Repair and Services. The Company offers a variety of machining services including: thread repair, tool joint rebuilding and sub manufacturing, providing a “one-stop-shop” concept for its drill pipe customers.

Drilling & Intervention. The Company combines a wide array of drilling and intervention tools with drilling, coring, borehole enlargement and other services. The broad spectrum of bottom hole assembly (“BHA”) components offered is the result of the strategic consolidation of key acquisitions.

The Company manufactures fixed cutter and roller cone drill bits and services its customer base in virtually every significant oil and gas producing region of the world.

The Company designs, manufacturers and services a wide array of downhole motors which are capable of achieving higher rotary velocities than can generally be achieved using conventional surface rotary equipment. The AGITATOR™ friction reduction tool delivers improved drilling efficiency along with extending the reach of horizontal drilling applications.

The Company manufactures an extensive range of hole-opening solutions, borehole enlargement, which produce enlarged wellbores in numerous applications and operate in demanding environments around the world.

The Company manufactures steerable technologies that allow for borehole directional control, enabling our customers to drill more efficiently in challenging environments globally.

Through its Coring Services business line, the Company enables the extraction of actual rock samples from a drilled well bore and allows geologists to examine the formations at the surface.

The Company is well positioned to address intervention and well workovers with a comprehensive offering of leading fishing and thru-tubing tools. We sell and rent tools to perform retrieval of stuck tools and remove debris, mill bridge plugs and other devices and manipulate well flow control.

Dynamic Drilling Solutions. The Company’s Dynamic Drilling Solutions combines product lines that are focused on instrumentation, eTools for measuring, data-driven solutions used for monitoring, managed pressure drilling, and drilling automation and optimization. Dynamic Drilling Solutions generates, collects, aggregates, communicates, and analyzes drilling data to provide our customers effective solutions for their well environments.

Instrumentation. The Company’s Instrumentation business provides drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. The Company’s measurement and monitoring systems combine leading hardware and software technologies (both at the surface and in the wellbore) into an integrated drilling rig package. Access of drilling data is provided to offsite locations, enabling company personnel to monitor drilling operations through a secure link.

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

Solids Control and Waste Management. The Company offers highly-engineered equipment, and services to separate and manage drill cuttings produced by the drilling process (“Solids Control”). Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally sound manner. Wellsite Services manufactures state-of-the-art patented solids control equipment. Upon the separation of the drill cuttings Wellsite Services provides waste management (both onsite and at centralized locations), including transport and storage.

Fluids Services. The Company is engaged in the provision of drilling fluid systems, drilling fluid products, completion fluids and other related services. Drilling fluids are used to maintain well bore stability while drilling, control downhole pressure, lubricate and cool the drill bit, suspend and release cuttings, and transmit hydraulic energy to drilling tools and bits. Wellsite Services provides water and oil based drilling fluids

Portable Power Generation. The Portable Power division provides rental generators, lighting and other accessories for use in the upstream oil and gas industry, refinery and petrochemical operations, construction sites, events, disaster relief and other industries.

NOV IntelliServ. NOV IntelliServ is a joint venture between the Company and Schlumberger, Ltd. in which the Company holds a 55% interest and maintains operational control. NOV IntelliServ manufactures wellbore data transmission products used to deliver high-speed communication up and down the drill string.

Customers and Competition. Customers for Wellbore Technologies include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and other manufacturers, oilfield service companies, steel mills, rental companies, and other industrial companies. The Company’s competitors include: Baker Hughes; Drill Pipe Masters; Frank’s International; Future Pipe; Halliburton; Hanwei; Hilong; Patterson Tubular Services; Precision Tube; ShawCor; Schlumberger; Superior Energy Services; Texas Steel Conversion; Vallourec & Mannesmann and Weatherford International, along with a number of smaller regional competitors.

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, manifolds and wellheads; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; offshore production, including composite pipe, process equipment, floating production systems and subsea production technologies; and, onshore production including surface transfer and progressive cavity pumps, positive displacement reciprocating pumps, pressure vessels, and artificial lift systems.

Completion & Production Solutions supports service companies and oil and gas companies. Demand for Completion & Production Solutions’ products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors and capital spending plans by oil and gas companies and oilfield service companies.

Coiled Tubing Equipment. Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can often extend over twenty thousand feet in length and is run in and out of the wellbore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck, semi-trailer or skid (steel frames on which portable equipment is mounted to facilitate handling with cranes for offshore use) and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the wellbore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to perform workover operations on a live well. The Completion & Production Solutions segment manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations. Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter and increased wall thickness coiled tubing strings have resulted in increased uses and applications for these products. For example, some well operators are now using coiled tubing in drilling applications such as slim-hole re-entries of existing wells.

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

Stimulation Equipment. The Company’s stimulation products include fracturing pumpers, acid units, frac blenders, frac control systems, sand handling systems, combo units, hydration and chemical additive systems as well as services and parts. Additionally, the Company sells, services, and rents wellheads, frac trees, portable flow line, and well testing equipment.

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

Fiberglass & Composite Tubulars. The Company designs, manufactures and markets filament-wound and molded fiberglass pipe and fittings as well as spoolable fiberglass pipe. These products are used by a wide range of petroleum, petrochemical and other industrial fluid and gas processing industries; for service station piping systems; aboard marine vessels, FPSOs and offshore oil platforms; and, are marketed as an alternative to metallic piping systems which can fail under corrosive operating conditions. The Company’s Fiberspar™ business, manufactures and sells fiberglass-reinforced spoolable pipe to the oil and gas industry which provides a reliable, corrosion-resistant, cost-effective solution for the production and transportation of oil and gas.

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

Process and Flow Technologies. The Company serves its customers in various industrial and oil and gas markets by designing, manufacturing and distributing key products including pumping technologies (reciprocating, multistage surface, and progressive cavity pumps), process equipment (dynamic oil recovery, water treatment, sand handling, separation and crude / gas handling), artificial lift solutions (stuffing boxes, drive heads, PCP, control boxes, polished rod accessories, and hydraulic pumping units), mixing and agitation equipment, heat exchangers, pipeline products (closures, expanding gate valves, and plug valves) and general oilfield products (critical service hookups, pumping tees, and production BOP’s). These products are used by a highly diversified customer base with presence in oil and gas and industrial markets, which include waste water treatment, mining, chemical processing, paper and pulp, agriculture, food and beverage, among others. The group supports its international market and customer base through a mixed channel to market model, which includes both direct sales and separate partnership relationships.

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

Customers and Competition. The primary customers for the products and services offered by the Completion & Productions Solutions segment include well servicing companies, oil and gas companies, and fabricators, as well as distributors in select markets. Competitors include: Cameron International; Circor International; Corpro (a division of ALS); Dover; Drilquip; FMC Technologies; Forum Energy Technologies; GE Oil & Gas; Modec; SBM Offshore; Stewart & Stevenson; Technip; Roper Industries; Weir Group; and a number of regional competitors. Management believes that on-site support is becoming a more important competitive element in this market, and other competitive factors affecting the business are performance, quality, reputation, customer service, product availability and technology, breadth of product line and price.

2015 Acquisitions and Other Investments

During 2015, the Company completed a total of seven acquisitions and other investments for an aggregate investment of $86 million, net of cash acquired.

2015 Realignment

From time to time the Company realigns the structure of its organization to achieve business goals, including enhanced efficiency and cost reduction. In November, certain of the Company’s subsidiaries completed restructuring transactions intended to achieve these goals, through a strategic realignment of certain business units. These restructuring activities include: (a) a division of National Oilwell Varco, L.P. (“NOV LP”) allocating certain assets and liabilities associated with the Chemineer and Process & Flow Technologies business units to Chemineer, Inc. and NOV Process & Flow Technologies US, Inc., respectively; (b) realignment of the structure of Robbins & Myers, Inc. (“R&M”) and distribution of R&M’s equity ownership in certain subsidiaries to Grant Prideco, Inc. (“Grant Prideco”), a direct subsidiary of the Company; (c) realignment of business units of Ameron International Corporation (“Ameron”) including (i) the contribution of certain assets and liabilities corresponding to two divisions (respectively, the water transmission and pole products divisions) into separate subsidiaries of Ameron, and (ii) the distribution by Ameron of all of the outstanding membership interest in Tubo-FGS, LLC (a fiberglass pipe business unit) and certain intangible intellectual property assets to its parent Grant Prideco for strategic realignment with Grant Prideco’s fiberglass pipe division; (d) distribution of certain intangible intellectual property assets from subsidiaries to a holding company subsidiary; (e) realignment of the ownership structure of National Oilwell DHT; and (f) elimination of certain intercompany balances between subsidiaries through distribution, setoff or assignment, including without limitation intercompany balances between NOV LP and certain divisions of Fiber Glass Systems, L.P., as obligors, and Ameron, as obligee.

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree.

In Canada, Wellbore Technologies and Completion & Production Solutions typically realized high first quarter activity levels, as operators take advantage of the winter freeze to gain access to remote drilling and production areas. In past years, certain Canadian businesses within Wellbore Technologies and Completion & Production Solutions have declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity (“Canadian Breakup”). However, these segments have typically rebounded in the third and fourth quarter. Wellbore Technologies and Completion & Production Solutions activity in the U.S. sometimes increases during the third quarter and then peaks in the fourth quarter as operators spend the remaining drilling and/or production capital budgets for that year. Wellbore Technologies and Completion & Production Solutions revenues in the Rocky Mountain region sometimes decline in the late fourth quarter or early first quarter due to harsh winter weather. The Company’s fiberglass and composite tubulars business in China has typically declined in the first quarter due to the impact of weather on manufacturing and installation operations, and due to business slowdowns associated with the Chinese New Year. In general, Rig Systems and Rig Aftermarket have not experienced significant seasonal fluctuation, although orders for new equipment and aftermarket spare parts may be modestly affected by holiday schedules. There can be no guarantee that seasonal effects will not influence future sales in these segments.

The Company anticipates that the seasonal trends described above will continue. However, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

Marketing and Distribution Network

Substantially all of Rig Systems’ capital equipment and Rig Aftermarket’s spare parts sales, and a large portion of our smaller pumps and parts sales, are made through our direct sales force and distribution service centers. Sales to foreign oil companies are often made with or through representative arrangements. Products within Wellbore Technologies and Completion & Production Solutions are rented and sold worldwide through our own sales force and through commissioned representatives.

Completion & Production Solutions’ customers are predominantly service companies and oil and gas companies. Demand for the Company’s Completion & Production Solutions segment products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors and capital spending plans by oil and gas companies and oilfield service companies.

The Company’s foreign operations, which include significant operations in Canada, Europe, Russia, the Far East, the Middle East, Africa and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any material problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. See Note 15 to the Consolidated Financial Statements for information regarding geographic revenue information.

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

As of December 31, 2015, the Company held a substantial number of United States patents and had additional patent applications pending. As of this date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets. Expiration dates of such patents range from 2016 to 2035.

Although the Company believes that this intellectual property has value, competitive products with different designs have been successfully developed and marketed by others. The Company considers the quality and timely delivery of its products, the service it provides to its customers and the technical knowledge and skills of its personnel to be as important as its intellectual property in its ability to compete. While the Company stresses the importance of its research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that the Company will realize future revenue from new products.

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

Rig Systems provides drilling rig components, as well as complete land drilling rigs, and offshore drilling equipment packages. The primary manufacturing facilities are located in Houston, Texas; Orange, California; and Ulsan, South Korea.

Rig Aftermarket provides comprehensive aftermarket products and services to support land rigs and offshore rigs, and drilling rig components manufactured by Rig Systems. Primary facilities are located in Houston, Texas; New Iberia, Louisiana; Aberdeen, Scotland; Singapore; and Dubai, UAE.

Wellbore Technologies designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services, drilling fluids, premium drill pipe, wired pipe, drilling optimization services, tubular inspection and coating services, instrumentation, downhole tools, and drill bits. Primary facilities are located in Houston, Conroe, Navasota, Cedar Park, Texas; Veracruz, Mexico; and Dubai, UAE.

Completion & Production Solutions integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks and pumps, blenders, sanders, hydration units, injection units, flowline, manifolds and wellheads; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies. Primary facilities are located in Houston, Fort Worth, Texas; Tulsa, Oklahoma; Senai, Malaysia; Kalundborg, Denmark; Superporto du Acu, Brazil; and Manchester, England.

Raw Materials

The Company believes that materials and components used in its operations are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. The Company has experienced rising, declining and stable prices for mild steel and standard grades in line with broader economic activity and has generally seen specialty alloy prices continue to rise, driven primarily by escalation in the price of the alloying agents. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to, and adjusting prices on, the products it sells. Higher prices and lower availability of steel and other raw materials the Company uses in its business may adversely impact future periods.

Backlog

The Company monitors its backlog of orders within its Rig Systems and Completion & Production Solutions segments to guide its planning. Backlog includes orders which typically require more than three months to manufacture and deliver.

Backlog measurements are made on the basis of written orders which are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for Rig Systems at December 31, 2015, 2014 and 2013, was $6.1 billion, $12.5 billion and $15.0 billion, respectively. Backlog for Completion & Production Solutions at December 31, 2015, 2014 and 2013 was $1.0 billion, $1.8 billion and $1.6 billion, respectively.

Employees

At December 31, 2015, the Company had a total of 50,197 employees, of which 5,871 were temporary employees. Approximately 470 employees in the U.S. are subject to collective bargaining agreements. Additionally, certain of the Company’s employees in various foreign locations are subject to collective bargaining agreements. The Company believes its relationship with its employees is good.

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

The oil and gas industry historically has experienced significant volatility. Demand for our products and services depends primarily upon the number of oil rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions, capital expenditures of other oilfield service companies and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada. The willingness of oil and gas operators to make capital expenditures to explore for and produce oil and natural gas and the willingness of oilfield service companies to invest in capital equipment will continue to be influenced by numerous factors over which we have no control, including:

•	the current and anticipated future prices for oil and natural gas;

•	the ability or willingness of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain price stability through voluntary production limits;

•	the level of production by non-OPEC countries;

•	level of excess production capacity;

•	cost of exploring for and producing oil and gas;

•	level of drilling activity and drilling rig dayrates;

•	worldwide economic activity and associated demand for oil and gas;

•	availability and access to potential hydrocarbon resources;

•	national government political requirements;

•	development of alternate energy sources; and

•	environmental regulations.

The current significant oil and gas industry downturn has resulted in reduced demand for oilfield services, which has had, and may continue to have, a significant adverse impact on our financial results. If these conditions worsen or oil and gas prices do not improve, further reductions in spending by the oil and gas industry could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There are risks associated with certain contracts for our equipment.

As of December 31, 2015, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Rig Systems and Completion & Production Solutions in the amount of $6.1 billion and $1.0 billion, respectively. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

•	financial challenges for consumers of our capital equipment;

•	credit market conditions for consumers of our capital equipment;

•	our failure to adequately estimate costs for making this equipment;

•	our inability to deliver equipment that meets contracted technical requirements;

•	our inability to maintain our quality standards during the design and manufacturing process;

•	our inability to secure parts made by third party vendors at reasonable costs and within required timeframes;

•	unexpected increases in the costs of raw materials; and

•	our inability to manage unexpected delays due to weather, shipyard access, labor shortages or other factors beyond our control.

The Company’s existing contracts for rig equipment generally carry significant down payment and progress billing terms favorable to the ultimate completion of these projects and the majority do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects. Any such developments could have a material adverse effect on our operating results and financial condition. We consummated a settlement with a shipyard customer on December 28, 2015 concerning seven contracts for the supply of drilling equipment packages for drillship construction projects in Brazil (collectively the “Supply Contracts”). Pursuant to the terms of the settlement, the Supply Contracts have been terminated. We did not take a charge as a result of the settlement; however we did reduce the Rig Systems segment backlog by $1.2 billion in the quarter. At December 31, 2015, our backlog included $1.8 billion for the remaining 15 rigs across three shipyards in Brazil.

Competition in our industry could ultimately lead to lower revenue and earnings.

The oilfield products and services industry is highly competitive. We compete with national, regional and foreign competitors in each of our current major product lines. Certain of these competitors may have greater financial, technical, manufacturing and marketing resources than us, and may be in a better competitive position. The following competitive actions can each affect our revenue and earnings:

•	price changes;

•	new product and technology introductions; and

•	improvements in availability and delivery.

In addition, certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which we operate have adopted policies or regulations which may give local nationals in these countries competitive advantages. Actions taken by our competitors and changes in local policies, preferences or regulations could impact our ability to compete in certain markets and adversely affect our financial results.

We have expanded our businesses through acquisitions and internal growth and intend to maintain a growth strategy.

We have expanded and grown our businesses during the past several years, through acquisitions and investment in internal growth and continue to pursue a growth strategy but we cannot assure you that attractive acquisitions will be available to us at reasonable prices or at all. In addition, we cannot assure you that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to manage effectively any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure you that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the Company, any of which could cause our business to suffer.

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

Approximately 75% of our revenues in 2015 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in Argentina, Canada, Brazil, Europe, the Middle East, China, Africa, Nigeria, Southeast Asia, Russia, Latin America and other international markets. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which we operate have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of these policies, we may rely on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationships between us and government-owned petroleum companies or oilfield service companies.

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

The on-going, publicly disclosed investigations in Brazil may continue to adversely impact our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. We consummated a settlement with a shipyard customer on December 28, 2015 concerning seven contracts for the supply of drilling equipment packages for drillship construction projects in Brazil (collectively the “Supply Contracts”). Pursuant to the terms of the settlement, the Supply Contracts have been terminated. We did not take a charge as a result of the settlement and, on a net basis, there was no change to our prior estimates on our Brazil contracts impacting income; however we did reduce the Rig Systems segment backlog by $1.2 billion in the quarter. At December 31, 2015, our backlog included $1.8 billion for the remaining 15 rigs across three shipyards in Brazil. The investigations in Brazil have led to, and are expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in additional cancellations or other breaches of our contracts by our shipyard customers. Our shipyard customers’ customer in Brazil has stated its intent to build some of the drillships it originally contracted for with our shipyard customers.

Customers (typically drillship owners or drilling contractors) of our shipyard customers have sought and may in the future seek to suspend, delay or cancel their contracts or payments due to such shipyards. As a result, our shipyard customers have sought and may in the future seek to suspend, delay or cancel deliveries of our drilling equipment packages for the affected drillships. To the extent our shipyard customers and their customers become engaged in disputes or litigation related to any such suspensions, delays or cancellations, we may also become involved, either directly or indirectly, in such disputes or litigation, as we enforce the terms of our contracts with our shipyard customers. Even though the contracts with our shipyard customers for the supply of drilling equipment packages do not provide for cancellation for convenience, in light of the decline in oil prices and the deterioration in the energy markets, we are starting to experience suspensions, delays and attempted cancellations with greater frequency. While we manage equipment deliveries and collection of payment to achieve milestone payments that mitigate our financial risk, such delays, suspensions, attempted cancellations, breaches of contract or other similar circumstances, could adversely affect our operating results and could reduce our backlog.

Sanctions imposed by the United States, European Union and other countries could adversely impact our business activities in or related to Russia and certain Russian companies, including prohibitions of certain sales of goods and services, delays in executing construction or manufacturing projects, credit risk and adverse impacts due to currency fluctuations. To date, we have not identified any material adverse financial impact to our business from these sanctions. Future trade regulations or sanctions, however, could result in adverse impacts on our operating results and financial condition.

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

We earn revenues, pay expenses, purchase assets and incur liabilities in countries using currencies other than the U.S. dollar, including, but not limited to, the Canadian dollar, the Euro, the British pound sterling, the Norwegian krone and the South Korean won. Approximately 75% of our 2015 revenue was derived from sales outside the United States. Because our Consolidated Financial Statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Thus, increases or decreases in the value of the U.S. dollar against other currencies in which our operations are conducted will affect our revenue and operating income. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We use derivative financial instruments to mitigate our net exposure to currency exchange fluctuations. We had forward contracts with a notional amount of $3,545 million (with a fair value of a net liability of $260 million) as of December 31, 2015, to reduce the impact of foreign currency exchange rate movements. We are also subject to risks that the counterparties to these contracts fail to meet the terms of our foreign currency contracts. We cannot assure you that fluctuations in foreign currency exchange rates would not affect our financial results.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

The Company has approximately $7.0 billion of goodwill and $0.4 billion of other intangible assets with indefinite lives as of December 31, 2015. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

In the fourth quarter of 2015, the Company impaired $1.6 billion of goodwill and other indefinite lived intangible assets. See additional discussion on “Goodwill and Other Indefinite—Lived Intangible Assets” in Critical Accounting Estimates of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our businesses expose us to potential environmental, product or personal injury liability.

Our businesses expose us to the risk that harmful substances may escape into the environment or a product could fail to perform or cause personal injury which could result in:

•	personal injury or loss of life;

•	severe damage to or destruction of property; or

•	environmental damage and suspension of operations.

Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in our facing substantial environmental, regulatory and other litigation and liabilities. These could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities could also be imposed on the basis of one or more of the following theories:

•	negligence;

•	strict liability;

•	breach of contract with customers; or

•	as a result of our contractual agreement to indemnify our customers in the normal course of business, which is normally the case.

We may not have adequate insurance for potential environmental, product or personal injury liabilities.

While we maintain liability insurance, this insurance is subject to coverage limits. In addition, certain policies do not provide coverage for damages resulting from environmental contamination or may exclude coverage for other reasons. We face the following risks with respect to our insurance coverage:

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

We had revenues of greater than 10% of total revenue from one of our customers during the year ended December 31, 2013.

The loss of this customer (Samsung Heavy Industries) or a significant reduction in its purchases could adversely affect our future revenues and earnings. Samsung Heavy Industries is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company. The Company had revenues of 4% of total revenue and 7% of total revenue from Samsung Heavy Industries for the years ended December 31, 2015 and 2014, respectively.

Our information systems may experience an interruption or breach in security.

We rely heavily on information systems to conduct our business. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management, general ledger systems and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that any breach or interruption will be sufficiently limited. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial position or results of operations.

GLOSSARY OF OILFIELD TERMS

(Sources: Company management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raise and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (“PDCs”). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Borehole Enlargement (“BHE”)	The process opening up or enlarging the internal diameter of the wellbore. This is typically done with under-reamers, reamers, or hole openers.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a reel, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling jars	A percussion tool operated manually or hydraulically to deliver a heavy downward blow to free a stuck drill stem.

Drilling mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Fiberglass-reinforced spoolable pipe	A spoolable glass fiber-reinforced epoxy composite tubular product for onshore oil and gas gathering and injection systems, with superior corrosion resistant properties and lower installed cost than steel.

Flexible pipe	A dynamic riser that connects subsea production equipment to a topside facility allowing for the flow of oil, gas, and/or water. Also used on the seafloor to tie wells and subsea equipment together.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

FPSO	A Floating Production, Storage and Offloading vessel used to receive hydrocarbons from subsea wells, and then produce and store the hydrocarbons until they can be offloaded to a tanker or pipeline.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Hydraulic Fracturing	The process of creating fractures in a formation by pumping fluids, at high pressures, into the reservoir, which allows or enhances the flow of hydrocarbons.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or open-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Jar	A mechanical device placed near the top of the drill stem which allows the driller to strike a very heavy blow upward or downward on stuck pipe.

Joint	1. In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 meters, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2. In pipelining, a single length (usually 40 feet-12 meters) of pipe. 3. In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four-or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four-or six-sided versions, are either 40 or 54 feet (12 to 16 meters) long, and have diameters as small as 2.5 inches (6 centimeters) and as large as 6 inches (15 centimeters).

Kelly bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Mooring system	The method by which a vessel or buoy is fixed to a certain position, whether permanently or temporarily.

Motion compensation equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Mud pump	A large, high-pressure reciprocating pump used to circulate the mud on a drilling rig.

Plug gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure control equipment	Equipment used in: 1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

Ram blowout preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating blowout preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-hole completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

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

Solids	See “Cuttings”

Spinning wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 meters) long (three lengths of drill pipe screwed together), or a treble.

Steerable Technologies	Tools that allow for steering the BHA towards a target while rotating from surface.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal desorption	The process of removing drilling mud from cuttings by applying heat directly to drill cuttings.

Tiebacks (Subsea)	A series of flowlines and pipes that connect numerous subsea wellheads to a single collection point.

Top drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble cost	Costs incurred as a result of unanticipated complications while drilling a well. These costs are often referred to as contingency costs during the planning phase of a well.

Turret	Mechanical device that allows a floating vessel to rotate around stationary flowlines, umbilicals, and other associated risers.

Well completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Wellhead	The termination point of a wellbore at surface level or subsea, often incorporating various valves and control instruments.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well workover	The performance of one or more of a variety of remedial operations on a producing oil well to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owned or leased approximately 835 facilities worldwide as of December 31, 2015, including the following principal manufacturing, service, distribution and administrative facilities:

Location	Description	Building Size (SqFt)	Property Size (Acres)	Owned		Lease Termination Date
Rig Systems:

Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964	33	Leased		4/30/2019
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	483,450	34	Owned
Ulsan, South Korea	Fabrication of Drilling Equipment	380,068	51	Owned
Orange, California	Manufacturing & Office Facility	351,418	9	Owned	*	12/31/2020
Houston, Texas	Manufacturing, Service, Warehouse & Administrative Offices (WGB)	245,319	14	Leased		3/31/2018

Rig Aftermarket:

Houston, Texas	Bammel Facility, Repairs, Service, Parts, Administrative & Sales Offices	377,750	19	Leased		6/30/2028
New Iberia, Louisiana	Repair, Services and Spares facility	189,000	17	Leased		10/1/2025
Aberdeen, Scotland	Pressure Control Manufacturing, Administrative & Sales Offices	188,200	5	Leased		8/31/2018
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	149,605	3	Leased		1/5/2024
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	31,633	2	Owned

Wellbore Technologies:

Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	341,800	35	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400	42	Owned
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Office	300,000	50	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	40	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	180,000	8	Leased		1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	35	Owned

Completion & Production Solutions:

Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	595,965	14	Owned	*
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067	38	Owned	*
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	464,885	30	Owned	*	10/20/2031
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	464,000	28	Owned
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	233,173	24	Owned
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	222,625	10	Owned		\
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	146,668	6	Leased		8/31/2018

Corporate:

Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased		5/31/2037

*	Building owned but land leased.

We own or lease approximately 300 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, 400 service centers that provide inspection and equipment rental and 135 engineering, sales and administration facilities.

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

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sale price:
High	$66.02	$56.00	$46.95	$40.80	$79.81	$83.47	$86.43	$74.54
Low	$47.46	$47.90	$36.72	$33.27	$73.03	$74.19	$76.10	$61.55
Cash dividends per share	$0.46	$0.46	$0.46	$0.46	$0.26	$0.46	$0.46	$0.46

As of February 12, 2016, there were 3,122 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends aggregated $710 million and $703 million for the years ended December 31, 2015 and 2014, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

Share Repurchases

During the third quarter of 2015 the Company completed its $3 billion share repurchase program. As shares were repurchased, they were constructively retired and returned to an unissued state. During the years ended December 31, 2015 and 2014, the Company repurchased 44.0 million and 11.6 million shares, respectively, under the program for an average price of $50.53 and $66.97 per share, respectively, for an aggregate amount of $2,221 million and $799 million, respectively.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2010 in National Oilwell Varco, Inc., the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

ILLEGIBLE

	12/10	12/11	12/12	12/13	12/14	12/15
National Oilwell Varco, Inc.	100.00	101.74	102.96	121.26	113.31	60.42
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Oil & Gas Equipment & Services	100.00	88.32	88.32	115.39	106.39	86.44

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2015	2014	2013 (1)	2012 (2)	2011
	(in millions, except per share data)
Operating Data:
Revenue	$14,757	$21,440	$19,221	$17,194	$13,475
Operating profit (loss)	$(390)	$3,613	$3,199	$3,389	$2,809
Income (loss) from continuing operations before income taxes	$(589)	$3,494	$3,124	$3,340	$2,794
Income (loss) from continuing operations	$(767)	$2,455	$2,181	$2,375	$1,900
Income from discontinued operations	$—	$52	$147	$108	$85
Net income (loss) attributable to Company	$(769)	$2,502	$2,327	$2,491	$1,994

Per share data:
Basic:
Income (loss) from continuing operations	$(1.99)	$5.73	$5.11	$5.61	$4.52

Income from discontinued operations	$—	$0.12	$0.35	$0.25	$0.21

Net income (loss) attributable to Company	$(1.99)	$5.85	$5.46	$5.86	$4.73

Diluted:
Income (loss) from continuing operations	$(1.99)	$5.70	$5.09	$5.58	$4.50

Income from discontinued operations	$—	$0.12	$0.35	$0.25	$0.20

Net income (loss) attributable to Company	$(1.99)	$5.82	$5.44	$5.83	$4.70

Cash dividends per share	$1.84	$1.64	$0.91	$0.49	$0.45

Other Data:
Depreciation and amortization	$747	$778	$738	$616	$549
Capital expenditures	$453	$699	$614	$569	$479

Balance Sheet Data:
Working capital	$7,552	$8,788	$9,745	$10,029	$6,694
Total assets	$26,725	$33,562	$34,812	$31,484	$25,515
Long-term debt, less current maturities	$3,928	$3,014	$3,149	$3,148	$159
Total Company stockholders’ equity	$16,383	$20,692	$22,230	$20,239	$17,619

(1)	Financial information for prior periods and dates may not be comparable due to the impact of $2.4 billion in business combinations on our financial position and results of operations during 2013.
(2)	Financial information for prior periods and dates may not be comparable due to the impact of $1.8 billion in business combinations on our financial position and results of operations during 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading worldwide provider of highly engineered drilling and well-servicing equipment, products and services to the exploration and production segments of the oil and gas industry. With operations in approximately 835 locations across six continents, we design, manufacture and service a comprehensive line of drilling and well servicing equipment; sell and rent drilling motors, specialized downhole tools, and rig instrumentation; perform inspection and internal coating of oilfield tubular products; provide drill cuttings separation, management and disposal systems and services; and provide expendables and spare parts used in conjunction with our large installed base of equipment. We also manufacture coiled tubing and high pressure fiberglass and composite tubing, and sell and rent advanced in-line inspection equipment to makers of oil country tubular goods. We have a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

Our revenue and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies and drilling contractors, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been and are likely to continue to be volatile. See Item 1A. “Risk Factors”. We conduct our operations through four business segments: Rig Systems, Rig Aftermarket, Wellbore Technologies and Completion & Production Solutions. See Item 1. “Business”, for a discussion of each of these business segments.

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

Operating Environment Overview

Our results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	2015*	2014*	2013*	% 2015 v 2014	% 2015 v 2013

Active Drilling Rigs:
U.S.	977	1,862	1,761	(47.5%)	(44.5%)
Canada	194	380	354	(48.9%)	(45.2%)
International	1,167	1,337	1,296	(12.7%)	(10.0%)

Worldwide	2,338	3,579	3,411	(34.7%)	(31.5%)

West Texas Intermediate Crude Prices (per barrel)	$48.71	$93.26	$97.91	(47.8%)	(50.3%)

Natural Gas Prices ($/mmbtu)	$2.61	$4.38	$3.72	(40.4%)	(29.8%)

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2015 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration ( www.eia.doe.gov ).

The average price per barrel of West Texas Intermediate Crude was $48.71 in 2015, a decrease of 48% over the average price for 2014 of $93.26 per barrel. The average natural gas price was $2.61 per mmbtu, a decrease of 40% compared to the 2014 average of $4.38 per mmbtu. Average rig activity worldwide decreased 35% for the full year in 2015 compared to 2014. The average crude oil price for the fourth quarter of 2015 was $41.95 per barrel, and natural gas was $2.11 per mmbtu.

At February 12, 2016, there were 763 rigs actively drilling in North America, compared to 781 rigs at December 31, 2015; a decrease of 2% from year end 2015 levels. The price of oil decreased to $29.76 per barrel and gas decreased to $1.99 per mmbtu at February 12, 2016, representing a 22% decrease in oil prices and a 17% decrease in gas prices from the end of 2015.

EXECUTIVE SUMMARY

National Oilwell Varco, Inc. generated revenue of $14.8 billion in 2015, a decrease of 31% from the prior year due to declining oil and gas prices resulting in reduced drilling activity and demand for oilfield equipment and services. Average 2015 worldwide rig count (as measured by Baker Hughes) decreased 35% in comparison to 2014. The broad-based decline in activity led all four of the Company’s reporting segments to post lower year-over-year revenues in comparison to 2014.

For the year ended December 2015 the Company reported an operating loss of $390 million compared to operating profit of $3.6 billion in 2014 and a net loss from continuing operations of $769 million, or $1.99 per share compared to net income of $2.5 billion or $5.70 per fully diluted share during 2014. Operating profit excluding other items (as defined in the “Non-GAAP Financial Measures and Reconciliations” in Results of Operations) was $1,634 million in 2015 and earnings per share excluding other items was $2.80 in 2015, a 54% decrease from $6.07 per diluted share in 2014.

For the fourth quarter ended December 31, 2015, revenue was $2.7 billion, a $584 million or 18% decrease compared to the third quarter of 2015. The Company reported a net loss of $1,523 million from continuing operations, or $4.06 per fully diluted share, a decrease of $1,678 million, or $4.47 per fully diluted share. Compared to the fourth quarter of 2014, revenue decreased $2,987 million or 52%, and net income from continuing operations decreased $2,118 million.

During the fourth quarter of 2015, third quarter of 2015, and fourth quarter of 2014, pre-tax other items were $1,773 million, $112 million and $105 million, respectively. Excluding the other items from all periods, fourth quarter 2015 earnings were $0.23 per fully diluted share, compared to $0.61 per fully diluted share in the third quarter of 2015 and $1.69 per fully diluted share in the fourth quarter of 2014.

Operating profit excluding other items was $141 million or 5.2% of sales in the fourth quarter of 2015, compared to $346 million or 10.5% of sales in the third quarter of 2015, and $1,018 million or 17.8% of sales in the fourth quarter of 2014.

Oil & Gas Equipment and Services Market

Over the past decade, technological advancements in the oilfield equipment and service space unlocked production from formations that were previously deemed uneconomic, especially in North America. According to the Rystad Energy DCube, from 2004 to 2014 global oil and liquids supply increased by 9.9 million barrels per day, 5.8 million barrels per day from U.S. unconventional resources, 1.7 million barrels per day from deep-water (defined as water depths greater than 400 feet) resources and 2.4 million barrels per day from other sources. The advances in technology combined with relatively high commodity prices caused by growing demand enabled and sustained an increase in global drilling activity. In recent years, global supply started to catch up to demand, and in the latter half of 2014, demand growth in areas such as Asia, Europe and the U.S. weakened while drilling activity remained strong and production continued to grow. As a result, the first signs of an oversupply-related imbalance appeared and prices began to decline. Unlike previous cycles, when the Organization of the Petroleum Exporting Countries (OPEC) curtailed production levels to defend pricing, certain members of OPEC increased production in an effort to increase market share and financially stress higher cost producers, most notably those operating in the North American shale market. As a result, the price of oil declined significantly during early 2015, remained depressed throughout the year, and underwent another major reduction toward the end of 2015. In early 2016, the market witnessed oil trading in the high $20 per barrel range, a price range not seen since 2003.

In response to rapidly deteriorating market conditions, operators adjusted accordingly by acutely reducing both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly. For the fourth quarter of 2015, the average number of active rigs drilling worldwide decreased 44% year-over-year, with a 60% decline in the North American market alone.

Segment Performance

Rig Systems

The Company’s Rig Systems segment generated $7.0 billion in revenue and $1.2 billion in operating profit, or 17.3% of revenue, during 2015. Compared to the prior year, revenue decreased 29% and operating profit dollars decreased 40%. For the fourth quarter of 2015, the segment generated $1.0 billion in revenue and $113 million in operating profit, or 11.1% of revenue. Compared to the prior quarter, revenue decreased $481 million or 32%, and operating profit decreased $140 million or 55%. Compared to the fourth quarter of 2014, segment revenue decreased $1,546 million or 60%, and operating profit decreased $398 million or 78%. Fourth quarter 2015 revenue out of backlog for the Rig Systems segment decreased 35% sequentially and 63% year-over-year on fewer shipments of land rigs and postponed delivery dates of some offshore projects. During the fourth quarter of 2015, the segment received $89 million in new orders, primarily composed of discreet capital equipment components including top drives, blowout preventers and offshore cranes. Year-end backlog for the segment was $6.1 billion a 24% decline sequentially and a 52% decrease year-over-year.

Rig Aftermarket

The Company’s Rig Aftermarket segment generated $2.5 billion in revenue and $605 million in operating profit, or 24.1% of revenue, during 2015. Compared to the prior year, revenue decreased 22% and operating profit dollars decreased 31% year-over-year. For the fourth quarter of 2015, the segment generated $569 million in revenue and $126 million in operating profit, or 22.1% of revenue. Compared to the prior quarter, revenue decreased $1 million, and operating profit decreased $19 million or 13%. Compared to the fourth quarter of 2014, segment revenue decreased $281 million or 33%, and operating profit decreased $119 million or 49%. Revenue decreased year-over-year as drilling contractors reduced spending and depleted existing spares inventories rather than purchase new, and deferred repair and maintenance work on their rig fleets when possible.

Wellbore Technologies

The Company’s Wellbore Technologies segment generated $3.7 billion in revenue and $1,613 million in operating loss, or a negative 43.4% of revenue, for the full year 2015. Compared to the prior year, revenue decreased $2,004 million and operating profit decreased $2,550 million. For the fourth quarter of 2015, the segment generated $757 million in revenue and $1,723 million in operating loss, or a negative 227.6% of revenue. Compared to the prior quarter, revenue decreased $77 million or 9%, and operating profit decreased $1,716 million. Compared to the fourth quarter of 2014, revenue decreased $772 million, and operating profit decreased $1,895 million. Revenue decreased in correlation with lower levels of worldwide drilling activity, which required and consumed less of the segment’s services and product offerings. Year-over-year operating margins declined on lower volumes, a market decline that outpaced cost reduction efforts and a $1,634 million impairment charge related to goodwill and a certain indefinite-lived trade name.

Completion & Production Solutions

The Company’s Completion & Production Solutions segment generated $3.4 billion in revenue and $161 million in operating profit, or 4.8% of revenue, for the full year 2015. Compared to the prior year, revenue decreased 28% and operating profit decreased $529 million. Year-over-year revenue decreases were attributable to reduced demand and customers delaying receipt of finished orders for onshore completion and production equipment in response to commodity price declines. For the fourth quarter of 2015, the segment generated $746 million in revenue and $1 million in operating profit, or 0.1% of revenue. Compared to the prior quarter, revenue decreased $52 million or 7%, and operating profit decreased $2 million. Sequentially, revenue and operating profit decreased on lower activity levels and pricing pressures. Compared to the fourth quarter of 2014, revenue decreased $579 million and operating profit decreased $213 million as lower levels of worldwide drilling activity resulted in reduced sales across most product lines.

Outlook

The persistent supply and demand imbalance has led to low commodity prices and significantly reduced activity by exploration and production companies. The reduced activity has created an oversupply of service capacity and capital equipment resulting in increasingly challenging prospects for many of our customers in the form of reduced volumes and pricing pressures. Consequently, we are cautious in our outlook for 2016, and anticipate that our customers will minimize capital expenditures until they see the early signs of a recovery in commodity prices and overall activity levels. We also expect them to minimize parts purchases and postpone maintenance using existing stocks of spares and cannibalizing idle equipment whenever possible.

In the current environment, contractors are hesitant to invest in older equipment which can be far less productive and competitive. As a result, we anticipate that the industry will retire a significant portion of the current base of capital equipment during this cyclical downturn, which could result in newbuild orders when commodity prices recover and activity increases. However, a meaningful increase in drilling activity is not expected in early 2016 as commodity prices remain at decade lows. As a result, our near-term outlook remains cautious and visibility beyond the early part of 2016 remains limited as the duration of the current market downturn is uncertain.

We expect the slope and timing of revenue decline, stabilization and recovery will be different across our four business segments. Likewise, our global customer base includes national oil companies, international oil companies, onshore and offshore drilling contractors and others whose strategies and reactions to low commodity prices vary. Our Completion & Production Solutions segment is expected to see an increase in activity when decisions are made to complete and produce the inventory of already drilled wells. Our Wellbore Technologies and Rig Aftermarket segments are expected to see stronger recovery as drilling of new wells increases, while orders for newbuild rigs in our Rig Systems segment may come later in the cycle.

Throughout 2016 we will continue to focus on what we can control, in the form of sizing our operations with anticipated levels of activity while continuing to advance our longer term strategic goals. The Company has a history of implementing cost-controls measures and downsizing in response to depressed market conditions and has a track record of executing strategic acquisitions and developing new products and technologies. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply are deferred or canceled while global demand continues to grow.

Results of Operations

Years Ended December 31, 2015 and December 31, 2014

The following table summarizes the Company’s revenue and operating profit (loss) by operating segment in 2015 and 2014 (in millions):

	Years Ended December 31,		Variance
	2015	2014	$	%
Revenue:
Rig Systems	$6,964	$9,848	$(2,884)	(29.3%)
Rig Aftermarket	2,515	3,222	(707)	(21.9%)
Wellbore Technologies	3,718	5,722	(2,004)	(35.0%)
Completion & Production Solutions	3,365	4,645	(1,280)	(27.6%)
Eliminations	(1,805)	(1,997)	192	(9.6%)

Total Revenue	$14,757	$21,440	$(6,683)	(31.2%)

Operating Profit (Loss):
Rig Systems	$1,206	$1,996	$(790)	(39.6%)
Rig Aftermarket	605	882	(277)	(31.4%)
Wellbore Technologies	(1,613)	937	(2,550)	(272.1%)
Completion & Production Solutions	161	690	(529)	(76.7%)
Eliminations and other	(749)	(892)	143	(16.0%)

Total Operating Profit (Loss)	$(390)	$3,613	$(4,003)	(110.8%)

Operating Profit (Loss)%:
Rig Systems	17.3%	20.3%
Rig Aftermarket	24.1%	27.4%
Wellbore Technologies	(43.4%)	16.4%
Completion & Production Solutions	4.8%	14.9%
Total Operating Profit (Loss)%	(2.6%)	16.9%

Rig Systems

Revenue from Rig Systems for the year ended December 31, 2015 was $6,964 million, a decrease of $2,884 million (29.3%) compared to the year ended December 31, 2014. The decrease was due to lower land rig shipments and delayed delivery dates of certain offshore projects.

Operating profit from Rig Systems was $1,206 million for the year ended December 31, 2015, a decrease of $790 million (39.6%) compared to 2014. Operating profit percentage decreased to 17.3%, from 20.3% in 2014. Operating profit percentage decreased primarily due to lower volumes. Despite the strong fall off in revenue, strategic cost management efforts significantly reduced the decline in operating profit percentage.

Included in operating profit are certain restructuring and other items related to costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015 and costs related to severance and facility closures. Restructuring and other items included in operating profit for Rig Systems were $105 million for the year ended December 31, 2015 and nil for the year ended December 31, 2014.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $6.1 billion at December 31, 2015, a decrease of $6.4 billion, or 52%, from backlog of $12.5 billion at December 31, 2014. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $2.2 billion of revenue out of backlog in 2016 and approximately $3.9 billion of revenue out of backlog in 2017 and thereafter. At December 31, 2015, approximately 90% of the capital equipment backlog was for offshore products and approximately 93% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Revenue from Rig Aftermarket for the year ended December 31, 2015 was $2,515 million, a decrease of $707 million (21.9%) compared to the year ended December 31, 2014. The decrease was due to lower global drilling activity which has caused customers to use existing inventories and components from idle and unused rigs to repair better utilized rigs rather than purchase new.

Operating profit from Rig Aftermarket was $605 million for the year ended December 31, 2015, a decrease of $277 million (31.4%) compared to 2014. Operating profit percentage decreased to 24.1%, from 27.4% in 2014. Operating profit percentage decreased primarily due to lower volumes and pricing pressure.

Included in operating profit are certain restructuring and other items related to costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015 and costs related to severance and facility closures. Restructuring and other items included in operating profit for Rig Aftermarket were $12 million for the year ended December 31, 2015 and nil for the year ended December 31, 2014.

Wellbore Technologies

Revenue from Wellbore Technologies for the year ended December 31, 2015 was $3,718 million, a decrease of $2,004 million (35.0%) compared to the year ended December 31, 2014. The decrease was due to lower drilling activity.

Operating loss from Wellbore Technologies was $1,613 million for the year ended December 31, 2015 compared to operating profit of $937 million for 2014, a decrease of $2,550 million (272.1%). Operating profit percentage decreased to negative 43.4% from 16.4% in 2014. Operating profit decreased mainly due to a $1,658 million impairment charge incurred on the carrying value of goodwill in the segment’s Drilling & Intervention and Drill Pipe business units as well as a certain indefinite-lived trade name associated with this segment in the fourth quarter of 2015, as well as the overall decrease in drilling activity.

Included in operating profit are certain restructuring and other items related to costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015 and costs related to severance and facility closures. Restructuring and other items included in operating profit for Wellbore Technologies were $117 million for the year ended December 31, 2015 and $6 million for the year ended December 31, 2014.

Completion & Production Solutions

Revenue from Completion & Production Solutions for the year ended December 31, 2015 was $3,365 million, a decrease of $1,280 million (27.6%) compared to the year ended December 31, 2014. The decrease was due lower market activity.

Operating profit from Completion & Production Solutions was $161 million for the year ended December 31, 2015 compared to $690 million for 2014, a decrease of $529 million (76.7%). Operating profit percentage decreased to 4.8% from 14.9% in 2014. This decrease was due to the overall decrease in market activity as well as $24 million in impairment charges incurred on intangible assets.

Included in operating profit are certain restructuring and other items related to costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015; costs related to severance and facility closures; items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting. Restructuring and other items included in operating profit for Completion & Production Solutions were $101 million for the year ended December 31, 2015 and $10 million for the year ended December 31, 2014.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $969 million at December 31, 2015, a decrease of $810 million, or 46% from backlog of $1,780 million at December 31, 2014. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $778 million of revenue out of backlog in 2016 and approximately $191 million of revenue out of backlog in 2017 and thereafter. At December 31, 2015, approximately 75% of the capital equipment backlog was for offshore products and approximately 87% of the capital equipment backlog was destined for international markets.

Eliminations

Eliminations in operating profit were $749 million for the year ended December 31, 2015 compared to $892 million for the year ended December 31, 2014. This change is primarily due to lower intersegment sales. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $123 million for the year ended December 31, 2015 compared to expenses of $90 million for the year ended December 31, 2014. The increase was primarily due to higher foreign exchange losses.

Provision for income taxes

The effective tax rate for the year ended December 31, 2015 was (30.2)%, compared to 29.7% for 2014. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the period by a domestic loss, the effect of lower tax rates on income earned in foreign jurisdictions, a reduction of deferred taxes due to decreases in statutory tax rates of foreign jurisdictions, and foreign exchange losses for tax reporting in Norway. The effective tax rate was negatively impacted by additional U.S. tax on foreign dividends net of foreign tax credits, the recognition and settlement of an uncertain tax position in a foreign jurisdiction, and nondeductible expenses. The nondeductible expenses primarily consist of non-deductible goodwill impaired during the year ended December 31, 2015.

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

Operating Profit
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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Years Ended December 31,
	December 31,		September 30,
	2015	2014	2015	2015	2014	2013
Reconciliation of operating profit (loss):
GAAP operating profit (loss)	$(1,632)	$913	$234	$(390)	$3,613	$3,199
Litigation gain (1):
Wellbore Technologies	—	—	—	—	—	(102)
Goodwill and other intangible asset write-downs (2):
Rig Systems	—	—	7	7	—	—
Wellbore Technologies	1,634	104	24	1,658	104	—
Completion & Production Solutions	—	—	24	24	—	—
Restructuring and other items (3):
Rig Systems	47	—	15	105	—	21
Rig Aftermarket	1	—	1	12	—	—
Wellbore Technologies	58	—	5	117	6	41
Completion & Production Solutions	33	1	36	101	10	82
Eliminations and other	—	—	—	—	36	2

Operating profit excluding other items	$141	$1,018	$346	$1,634	$3,769	$3,243

	Three Months Ended			Years Ended December 31,
	December 31,		September 30,
	2015	2014	2015	2015	2014	2013
Reconciliation of operating profit (loss)%:
GAAP operating profit (loss)%	(60.0%)	16.0%	7.1%	(2.6%)	16.9%	16.6%
Asset write-downs, restructuring and other items (2) (3)%	65.2%	1.8%	3.4%	13.7%	0.7%	0.4%

Operating profit % excluding other items	5.2%	17.8%	10.5%	11.1%	17.6%	17.0%

	Three Months Ended			Years Ended December 31,
	December 31,		September 30,
	2015	2014	2015	2015	2014	2013
Reconciliation of diluted earnings (loss) per share:
GAAP earnings (loss) per share (continuing operations)	$(4.06)	$1.39	$0.41	$(1.99)	$5.70	$5.09
Litigation gain (1)	—	—	—	—	—	(0.17)
Goodwill and other intangible asset write-downs (2)	4.21	—	0.10	4.18	0.13	—
Restructuring and other items (3)	0.25	0.30	0.10	0.57	0.24	0.23
Argentina/Venezuela asset write-down (Other income (expense), net)	0.01	—	—	0.04	—	0.02
Tax items (Provision for income taxes)	(0.18)	—	—	—	—	—

Operating (non-GAAP) earnings per share	$0.23	$1.69	$0.61	$2.80	$6.07	$5.17

(1)	Included in revenue and operating profit for the year ended December 31, 2013, is a $102 million gain resulting from a legal settlement.
(2)	Included in operating profit are other items related to goodwill and intangible asset impairments.

(3)	Included in operating profit are restructuring and other items related to costs associated with a Voluntary Early Retirement Plan established by the Company during the first quarter of 2015; costs related to severance and facility closures; items related to acquisitions, such as transaction costs, the amortization of backlog and inventory that was stepped up to fair value during purchase accounting; the costs of the spin-off of the Company’s distribution business and certain legal costs. See Note 7. Restructuring and other items that are included in other income (expense), net were nil for each of the three months and for the year ended December 31, 2015, respectively; $58 million for each of the three months and for the year ended December 31, 2014, respectively; and nil for the three months ended September, 2015.

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

At December 31, 2015, the Company had cash and cash equivalents of $2,080 million, and total debt of $3,930 million. At December 31, 2014, cash and cash equivalents were $3,536 million and total debt was $3,166 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $2,080 million of cash and cash equivalents at December 31, 2015, approximately $2,034 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its revolving credit facility or its commercial paper program.

On August 15, 2015, the Company repaid $151 million of its 6.125% unsecured Senior Notes using available cash balances.

The Company’s outstanding debt at December 31, 2015 was $3,930 million and consisted of $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes, $1,096 million in 3.95% Senior Notes, $893 million in commercial paper borrowings and other debt of $45 million. The Company was in compliance with all covenants at December 31, 2015.

During the second quarter of 2015, the Company exercised its accordion option to increase aggregate borrowing capacity under its five-year unsecured revolving credit facility by an additional $1.0 billion, bringing the aggregate borrowing capacity to $4.5 billion. In addition to the $893 million in commercial paper borrowings supported by the credit facility, there were no outstanding letters of credit issued under the credit facility, resulting in $3,607 million of funds available under this revolving credit facility.

The Company also had $2,378 million of additional outstanding letters of credit at December 31, 2015 that are under various bilateral letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds. The following table summarizes our net cash provided by continuing operating activities, net cash used in continuing investing activities and net cash used in continuing financing activities for the periods presented (in millions):

	Years Ended December 31,
	2015	2014	2013
Net cash provided by continuing operating activities	$1,332	$2,525	$3,080
Net cash used in continuing investing activities	(514)	(1,092)	(2,910)
Net cash used in continuing financing activities	(2,163)	(1,343)	(304)

Operating Activities

2015 vs 2014. Net cash provided by continuing operating activities was $1,332 million in 2015 compared to net cash provided by continuing operating activities of $3,080 million in 2014. Before changes in operating assets and liabilities, net of acquisitions, cash was provided by continuing operations primarily through loss from continuing operations of $74 million plus non-cash charges of $505 million, plus $34 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, less $13 million in equity income.

Net changes in operating assets and liabilities, net of acquisitions, used $466 million of cash in 2015 compared to $794 million used in the same period in 2014. The decrease in cash used in 2015 compared to the same period in 2014 was the result of a decline in accounts receivable and inventory; partially offset by a decline in accounts payable and decreased orders in the Rig Systems segment which is reflected in customer financing, where revenue recognized outpaced prepayments and milestone invoicing on major projects.

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

Investing Activities

2015 vs 2014. Net cash used in continuing investing activities was $514 million in 2014 compared to net cash used in continuing investing activities of $1,092 million in 2014. Net cash used in continuing investing activities was primarily the result of capital expenditures and acquisition activity both of which decreased in 2015 compared to 2014. The Company used $453 million during 2015 for capital expenditures compared to $699 million in 2014 and $86 million for acquisitions during 2015, compared to $291 million in 2014.

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

Financing Activities

2015 vs 2014. Net cash used in continuing financing activities was $2,163 million in 2015 compared to $1,343 million in 2014. This increase was primarily the result of $2,221 million used to repurchase and retire 44.0 million of the Company’s common shares outstanding during 2015. In order to fund a large portion of the share repurchases, the Company entered into net commercial paper borrowings of $893 million during 2015. The Company repaid $151 million of Senior Notes in the third quarter of 2015. In addition, the Company increased its dividend to $710 million during 2015 compared to $703 million in 2014.

2014 vs 2013. Net cash used in continuing financing activities was $1,343 million in 2014 compared to $304 million in 2013. The increase was primarily due to increased dividend payments and the implementation of a share repurchase program. The change was partially offset by increased proceeds from stock options exercised to $108 million during 2014, from $58 million during 2013.

Other

The effect of the change in exchange rates on cash was a decrease of $111 million, $67 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the third quarter of 2015 the Company completed its $3 billion share repurchase program. As shares were repurchased, they were constructively retired and returned to an unissued state. During the years ended December 31, 2015 and 2014, the Company repurchased 44.0 million and 11.6 million shares, respectively, under the program for an average price of $50.53 and $66.97 per share, respectively, for an aggregate amount of $2,221 million and $779 million, respectively.

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

A summary of the Company’s outstanding contractual obligations at December 31, 2015 is as follows (in millions):

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Total debt	$3,930	$2	$1,404	$10	$2,514
Operating leases	922	202	211	140	369

Total Contractual Obligations	$4,852	$204	$1,615	$150	$2,883

Commercial Commitments:
Standby letters of credit	$2,378	$1,399	$923	$54	$2

As of December 31, 2015, the Company entered into a capital lease agreement covering a period of 25 years, totaling approximately $270 million. This lease becomes effective in 2016.

As of December 31, 2015, the Company had $46 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements included in this Report.

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

Historically, the Company’s estimates have been reasonably dependable regarding the recognition of revenues and gross profits on percentage-of-completion contracts. For the years ended December 31, 2015 and 2014, the difference between the prior year estimated margin on open contracts and actual results achieved in the years indicated was a net decrease to gross profit margins of 0.53% ($92 million on $17.3 billion of outstanding contracts) and 0.19% ($26 million on $13.8 billion of outstanding contracts), respectively. While the Company believes that its estimates on outstanding contracts at and in future periods will continue to be reasonably dependable under percentage-of-completion accounting, the factors identified in the preceding paragraph could result in significant adjustments in future periods. The Company has recorded revenue on outstanding contracts (on a contract-to-date basis) of $13 billion at December 31, 2015.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenue come from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies.

Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2015 and 2014, allowance for bad debts totaled $159 million and $125 million, or 5.2% and 2.7% of gross accounts receivable, respectively.

Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in estimates could become material in future periods.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of specialized equipment used throughout the oilfield. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. At December 31, 2015 and 2014, inventory reserves totaled $500 million and $370 million, or 9.7% and 6.7% of gross inventory, respectively. Changes in worldwide oil and gas activity, or the development of new technologies which make older drilling technologies obsolete, could require the Company to record additional allowances to reduce the value of its inventory. Such changes in our estimates could be material under weaker market conditions or outlook.

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

The carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions regarding oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. The financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of spot and futures prices for oil and gas, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news could require a provision for impairment in a future period.

During the third quarter of 2015, the Company incurred $55 million in impairment charges on identified intangible assets with finite lives that were impaired and written off.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $7.0 billion of goodwill and $0.4 billion of other intangible assets with indefinite lives as of December 31, 2015. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

The discounted cash flow is based on management’s forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital needs, customer needs to replace aging equipment, increased complexity of drilling, new technology, and existing backlog among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

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

During the fourth quarter of 2015, the worldwide average rig count was 2,034 rigs, down 7% from the third quarter 2015 average of 2,188 and down 44% from the fourth quarter 2014 average of 3,632. The fourth quarter 2015 average rig count represented the lowest quarterly average in the past six years. The annual impairment test, as described in ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”), is performed as of October 1 of each year.

Based on the Company’s impairment test performed in the fourth quarter of 2015, the calculated fair values for all of the Company’s reporting units were in excess of the respective reporting unit’s carrying value, with two exceptions. The Drilling & Intervention and Drill Pipe reporting units within the Company’s Wellbore Technologies segment, had calculated fair values below carrying value, resulting in a $1,485 million write-down in goodwill.

In addition, the Company’s Rig Offshore, Dynamic Drilling Solutions, Process and Flow Technologies and Fiberglass reporting units each had calculated fair values that were between 15% and 30% in excess of the respective carrying values. We continue to monitor the cash flows for these reporting units as they each contain material goodwill.

The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Fair value of the reporting units is determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow.

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

Based on the Company’s indefinite-lived intangible asset impairment analysis performed during the fourth quarter of 2015, the fair value for all of the Company’s intangible assets with indefinite lives were in excess of the respective asset carrying values, with one exception. This intangible asset, which represents a trade name within the Company’s Wellbore Technologies segment, had a calculated fair value approximately $149 million below its carrying value.

Impairment charges in the fourth quarter of 2015 were primarily the result of the substantial decline in worldwide rig counts through the fourth quarter of 2015, declines in forecasts in rig activity, and a decline in the revenue forecast for the Company for 2016.

Based on its analysis, the Company did not report any impairment of goodwill and other indefinite-lived intangible assets, other than those mentioned above, for the years ended December 31, 2015, 2014 and 2013.

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

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 “Contingencies” (“ASC Topic 450”). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and recognizes them when they are incurred. At December 31, 2015 and 2014, service and product warranty accruals totaled $244 million and $272 million, respectively.

Income Taxes

The Company is U.S. registered and is subject to income taxes in the U.S. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been recorded based upon the tax laws and rates of the countries in which the Company operates and income is earned.

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

The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $8,187 million and $5,874 million at December 31, 2015 and 2014, respectively. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result, offset by any available foreign tax credits.

Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU No. 2015-17), which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company does not expect the adoption of ASU No. 2015-17 will have a material effect on its consolidated financial position and results of operations.

In April 2015, the FASB issued an ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to current presentation of an asset on the balance sheet. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU No. 2015-03 will have a material effect on its consolidated financial position and results of operations.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2015, 2014 and 2013, the Company reported foreign currency gains (losses) of ($47) million, $20 million and ($24) million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Strengthening of currencies against the U.S. dollar may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of our subsidiaries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency exchange risk grouped by functional currency and their expected maturity periods as of December 31, 2015 (in millions except for rates):

	December 31, 2015			December 31,
Functional Currency	2016	2017	Total	2014
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	10	—	10	66
Average USD to CAD contract rate	1.3759	—	1.3759	1.1632
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	136	—	136	285
Average USD to CAD contract rate	1.3554	—	1.3554	1.1511
Fair Value at December 31, 2015 in U.S. dollars	(2)	—	(2)	(3)
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	10	1	11	4
Average USD to EUR contract rate	0.8516	0.8843	0.8528	0.7933
Fair Value at December 31, 2015 in U.S. dollars	1	—	1	—
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	198	1	199	430
Average USD to EUR contract rate	0.8954	0.8771	0.8953	0.7832
Fair Value at December 31, 2015 in U.S. dollars	(5)	—	(5)	(25)
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	23,613	—	23,613	143,488
Average USD to KRW contract rate	1,181	—	1,181	1,104
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	2	—	2	—
Average USD to GBP contract rate	0.6416	—	0.6416	—
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	—
GBP Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	170	—	170	205
Average USD to GBP contract rate	0.6613	—	0.6613	0.6201
Fair Value at December 31, 2015 in U.S. dollars	(5)	—	(5)	(6)
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	7	—	7	16
Average CAD to USD contract rate	0.7635	—	0.7635	0.9431
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	(1)
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	24	—	24	75
Average DKK to USD contract rate	0.1553	—	0.1553	0.1813
Fair Value at December 31, 2015 in U.S. dollars	(1)	—	(1)	(6)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	278	—	278	884
Average EUR to USD contract rate	1.1925	—	1.1925	1.3411
Fair Value at December 31, 2015 in U.S. dollars	(23)	—	(23)	(77)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	20	—	20	147
Average GBP to USD contract rate	1.5568	—	1.5568	1.5779
Fair Value at December 31, 2015 in U.S. dollars	(1)	—	(1)	(3)
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	1,216	285	1,501	1,961
Average NOK to USD contract rate	0.1380	0.1252	0.1353	0.1642
Fair Value at December 31, 2015 in U.S. dollars	(214)	(25)	(239)	(276)

	December 31, 2015			December 31,
Functional Currency	2016	2017	Total	2014
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	7	5	12	36
Average SGD to USD contract rate	0.7716	0.7262	0.7534	0.7966
Fair Value at December 31, 2015 in U.S. dollars	(1)	—	(1)	(1)
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	8	—	8	22
Average DKK to USD contract rate	0.1510	—	0.1510	1.3625
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	1
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	89	—	89	251
Average EUR to USD contract rate	1.1075	—	1.1075	1.3109
Fair Value at December 31, 2015 in U.S. dollars	1	—	1	7
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	3	—	3	—
Average GBP to USD contract rate	1.4961	—	1.4961	—
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	107	3	110	348
Average NOK to USD contract rate	0.1325	0.1187	0.1321	0.1634
Fair Value at December 31, 2015 in U.S. dollars	15	—	15	44
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	30	—	30	—
Average RUB to USD contract rate	0.0139	—	0.0139	—
Fair Value at December 31, 2015 in U.S. dollars	1	—	1	—
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	2	—	2	2
Average SGD to USD contract rate	0.7082	—	0.7082	0.7678
Fair Value at December 31, 2015 in U.S. dollars	—	—	—	—
BRL Buy EUR/Sell BRL:
Notional amount to sell (in U.S. dollars)	199	—	199	—
Average EUR to BRL contract rate	4.3679	—	4.3679	—
Fair Value at December 31, 2015 in U.S. dollars	1	—	1	—
Sell EUR/Buy BRL:
Notional amount to sell (in U.S. dollars)	427	—	427	—
Average EUR to BRL contract rate	4.6985	—	4.6985	—
Fair Value at December 31, 2015 in U.S. dollars	4	—	4	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	1,396	—	1,396	59
Average DKK to USD contract rate	6.5618	—	6.5618	5.9300
Fair Value at December 31, 2015 in U.S. dollars	(8)	—	(8)	—
Other Currencies
Fair Value at December 31, 2015 in U.S. dollars	2	—	2	—

Total Fair Value at December 31, 2015 in U.S. dollars	(235)	(25)	(260)	(346)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $157 million and translation exposures totaling $323 million as of December 31, 2015, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $10 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $32 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Historically, the Venezuelan government has devalued the country’s currency. During the first quarters of 2015 and 2013, the Venezuelan government again officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company incurred approximately $9 million and $12 million in devaluation charges in the first quarter of 2015 and 2013, respectively. The reporting currency of all of the Company’s Venezuelan entities is the U.S. dollar. The Company’s remaining net investment in Venezuela, which is largely U.S. dollar, was $25 million at December 31, 2015.

During the fourth quarter of 2015, the Argentinian government officially devalued the Argentine peso against the U.S. dollar. As a result, the Company incurred approximately $7 million of devaluation charges in the fourth quarter of 2015. The reporting currency of all of the Company’s Argentinian entities is the Argentine peso.

Interest Rate Risk

At December 31, 2015, long term borrowings consisted of $500 million in 1.35% Senior Notes, $1,396 million in 2.60% Senior Notes and $1,096 million in 3.95% Senior Notes, $893 million of commercial paper borrowings and no borrowings against our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 67 and is incorporated herein by reference.

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

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2015, with respect to compensation plans under which our common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of warrants and rights (a)	Weighted-average exercise price of outstanding rights (b)	Number of securities remaining available for equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	15,430,307	$60.30	6,178,896
Equity compensation plans not approved by security holders	—	—	—

Total	15,430,307	$60.30	6,178,896

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)	Financial Statements

The following financial statements are presented in response to Part II, Item 8:

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	Amendment No. 2 to the Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., as Administrative Agent, the other agents named therein, and the lenders parties thereto. (Exhibit 10.1) (4)

10.3	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Annual Report on Form 10-K for the period ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 13, 2015.
(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

NATIONAL OILWELL VARCO, INC.

Dated: February 19, 2016	By:	/s/ CLAY C. WILLIAMS
Clay C. Williams
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Clay C. Williams and Jose A. Bayardo, and each of them acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution, for him/her and in his/her name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 19, 2016

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 19, 2016

/s/ SCOTT K. DUFF Scott K. Duff	Vice President, Corporate Controller and Chief Accounting Officer	February 19, 2016

/s/ GREG L. ARMSTRONG Greg L. Armstrong	Director	February 19, 2016

/s/ MARCELA E. DONADIO Marcela E. Donadio	Director	February 19, 2016

/s/ BEN A. GUILL Ben A. Guill	Director	February 19, 2016

/s/ DAVID D. HARRISON David D. Harrison	Director	February 19, 2016

/s/ ROGER L. JARVIS Roger L. Jarvis	Director	February 19, 2016

/s/ ERIC L. MATTSON Eric L. Mattson	Director	February 19, 2016

/s/ WILLIAM R. THOMAS William R. Thomas	Director	February 19, 2016

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams

Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo

Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). National Oilwell Varco, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Oilwell Varco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of National Oilwell Varco, Inc., and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Oilwell Varco, Inc.

We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Oilwell Varco, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 19, 2016

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,080	$3,536
Receivables, net	2,926	4,416
Inventories, net	4,678	5,281
Costs in excess of billings	1,250	1,878
Deferred income taxes	376	447
Prepaid and other current assets	491	604

Total current assets	11,801	16,162

Property, plant and equipment, net	3,124	3,362
Deferred income taxes	488	503
Goodwill	6,980	8,539
Intangibles, net	3,849	4,444
Investment in unconsolidated affiliates	327	362
Other assets	156	190

Total assets	$26,725	$33,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623	$1,189
Accrued liabilities	2,284	3,518
Billings in excess of costs	785	1,775
Current portion of long-term debt and short-term borrowings	2	152
Accrued income taxes	264	431
Deferred income taxes	291	309

Total current liabilities	4,249	7,374

Long-term debt	3,928	3,014
Deferred income taxes	1,805	1,972
Other liabilities	283	430

Total liabilities	10,265	12,790

Commitments and contingencies

Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 375,764,794 and 418,977,608 shares issued and outstanding at December 31, 2015 and December 31, 2014	4	4
Additional paid-in capital	8,005	8,341
Accumulated other comprehensive loss	(1,553)	(834)
Retained earnings	9,927	13,181

Total Company stockholders’ equity	16,383	20,692
Noncontrolling interests	77	80

Total stockholders’ equity	16,460	20,772

Total liabilities and stockholders’ equity	$26,725	$33,562

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue
Sales	$11,707	$17,173	$15,489
Services	3,050	4,267	3,732

Total	14,757	21,440	19,221

Cost of revenue
Cost of sales	9,362	12,407	11,107
Cost of services	2,332	3,224	3,010

Total	11,694	15,631	14,117

Gross profit	3,063	5,809	5,104
Selling, general and administrative	1,764	2,092	1,905
Goodwill and intangible asset impairment	1,689	104	—

Operating profit (loss)	(390)	3,613	3,199

Interest and financial costs	(103)	(105)	(111)
Interest income	14	18	12
Equity income in unconsolidated affiliates	13	58	63
Other income (expense), net	(123)	(90)	(39)

Income (loss) from continuing operations before income taxes	(589)	3,494	3,124
Provision for income taxes	178	1,039	943
Income (loss) from continuing operations	(767)	2,455	2,181
Income from discontinued operations	—	52	147

Net income (loss)	(767)	2,507	2,328
Net income attributable to noncontrolling interests	2	5	1

Net income (loss) attributable to Company	$(769)	$2,502	$2,327

Per share data:
Basic:
Income (loss) from continuing operations	$(1.99)	$5.73	$5.11

Income from discontinued operations	$—	$0.12	$0.35

Net income (loss) attributable to Company	$(1.99)	$5.85	$5.46

Diluted:
Income (loss) from continuing operations	$(1.99)	$5.70	$5.09

Income from discontinued operations	$—	$0.12	$0.35

Net income (loss) attributable to Company	$(1.99)	$5.82	$5.44

Cash dividends per share	$1.84	$1.64	$0.91

Weighted average shares outstanding:
Basic	387	428	426

Diluted	387	430	428

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(767)	$2,507	$2,328

Other comprehensive income (loss) (net of tax):
Currency translation adjustments	(764)	(532)	(115)
Derivative financial instruments	23	(233)	(37)
Change in defined benefit plans	22	(65)	41

Comprehensive income (loss)	(1,486)	1,677	2,217
Net income attributable to noncontrolling interests	2	5	1

Comprehensive income (loss) attributable to Company	$(1,488)	$1,672	$2,216

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(767)	$2,455	$2,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	747	778	738
Deferred income taxes	(258)	(300)	(336)
Stock-based compensation	109	101	92
Excess tax benefit from stock-based compensation	1	(15)	(20)
Equity income in unconsolidated affiliates	(13)	(58)	(63)
Dividend from unconsolidated affiliate	34	73	66
Goodwill and intangible asset impairment	1,689	104	—
Other	256	181	72
Change in operating assets and liabilities, net of acquisitions:
Receivables	1,091	(153)	(516)
Inventories	410	(710)	238
Costs in excess of billings	548	(262)	(314)
Prepaid and other current assets	112	(60)	41
Accounts payable	(570)	95	18
Accrued liabilities	(1,137)	879	76
Billings in excess of costs	(686)	(59)	582
Income taxes payable	(167)	(124)	217
Other assets/liabilities, net	(67)	(400)	8

Net cash provided by continuing operating activities	1,332	2,525	3,080
Discontinued operations	—	89	317

Net cash provided by operating activities	1,332	2,614	3,397

Cash flows from investing activities:
Purchases of property, plant and equipment	(453)	(699)	(614)
Business acquisitions, net of cash acquired	(86)	(291)	(2,397)
Cash distributed in spin-off	—	(253)	—
Other, net	25	151	101

Net cash used in continuing investing activities	(514)	(1,092)	(2,910)
Discontinued operations	—	(12)	(54)

Net cash used in investing activities	(514)	(1,104)	(2,964)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	11,377	173	2,609
Payments against lines of credit and other debt	(10,615)	(155)	(2,609)
Cash dividends paid	(710)	(703)	(389)
Share repurchases	(2,221)	(779)	—
Proceeds from stock options exercised	7	108	58
Excess tax benefit from stock-based compensation	(1)	15	20
Other	—	(2)	7

Net cash used in continuing financing activities	(2,163)	(1,343)	(304)
Discontinued operations	—	—	(1)

Net cash used in financing activities	(2,163)	(1,343)	(305)

Effect of exchange rates on cash	(111)	(67)	(11)

Increase (decrease) in cash and cash equivalents	(1,456)	100	117
Cash and cash equivalents, beginning of period	3,536	3,436	3,319

Cash and cash equivalents, end of period	$2,080	$3,536	$3,436

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$103	$102	$111
Income taxes	$782	$1,380	$1,099

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2012	427	$4	$8,743	$107	$11,385	$20,239	$117	$20,356

Net income	—	—	—	—	2,327	2,327	1	2,328
Other comprehensive income (loss), net	—	—	—	(111)	—	(111)	—	(111)
Cash dividends, $.91 per common share	—	—	—	—	(389)	(389)	—	(389)
Dividends to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Noncontrolling interest contribution	—	—	—	—	—	—	10	10
Disposal of noncontrolling interest, net	—	—	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	92	—	—	92	—	92
Common stock issued	1	—	58	—	—	58	—	58
Withholding taxes	—	—	(6)	—	—	(6)	—	(6)
Excess tax benefit from stock-based compensation	—	—	20	—	—	20	—	20

Balance at December 31, 2013	428	$4	$8,907	$(4)	$13,323	$22,230	$100	$22,330

Net income	—	—	—	—	2,502	2,502	5	2,507
Other comprehensive income (loss), net	—	—	—	(830)	—	(830)	—	(830)
Cash dividends, $1.64 per common share	—	—	—	—	(703)	(703)	—	(703)
Dividends to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Noncontrolling interest contribution	—	—	—	—	—	—	16	16
Disposal of noncontrolling interest, net	—	—	—	—	—	—	(21)	(21)
Spin-off of distribution business	—	—	—	—	(1,941)	(1,941)	—	(1,941)
Stock-based compensation	—	—	101	—	—	101	—	101
Common stock issued	3	—	108	—	—	108	—	108
Withholding taxes	—	—	(11)	—	—	(11)	—	(11)
Share repurchases	(12)	—	(779)	—	—	(779)	—	(779)
Excess tax benefit from stock-based compensation	—	—	15	—	—	15	—	15

Balance at December 31, 2014	419	$4	$8,341	$(834)	$13,181	$20,692	$80	$20,772

Net loss	—	—	—	—	(769)	(769)	2	(767)
Other comprehensive income (loss), net	—	—	—	(719)	—	(719)	—	(719)
Cash dividends, $1.84 per common share	—	—	—	—	(710)	(710)	—	(710)
Dividends to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Noncontrolling interest contribution	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	109	—	—	109	—	109
Common stock issued	1	—	7	—	—	7	—	7
Withholding taxes	—	—	(6)	—	—	(6)	—	(6)
Share repurchases	(44)	—	(446)	—	(1,775)	(2,221)	—	(2,221)
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	—	—

Balance at December 31, 2015	376	$4	$8,005	$(1,553)	$9,927	$16,383	$77	$16,460

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

Inventories

Inventories consist of raw materials, work-in-process and oilfield and industrial finished products, manufactured equipment and spare parts. Inventories are stated at the lower of cost or market using the first-in, first-out or average cost methods. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our installed base, the development of new products and consideration of current market conditions. The allowance, which totaled $500 million and $370 million at December 31, 2015 and 2014, respectively, is the amount necessary to reduce the cost of the inventory to its estimated net realizable value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $391 million, $413 million and $381 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 6 to the consolidated financial statements.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. There have been no impairments of long-lived assets for the years ended December 31, 2015, 2014 and 2013.

Intangible Assets

The Company has approximately $7.0 billion of goodwill and $3.8 billion of identified intangible assets at December 31, 2015. Goodwill is identified by segment as follows (in millions):

	Rig Systems	Rig Aftermarket	Wellbore Technologies	Completion & Production Solutions	Discontinued Operations	Total
Balance at December 31, 2013	$1,279	$906	$4,425	$2,106	$333	$9,049
Goodwill acquired and adjusted during period	—	—	17	150	—	167
Goodwill disposed of during the period	—	—	—	(71)	(332)	(403)
Currency translation adjustments and other	(43)	(29)	(85)	(116)	(1)	(274)

Balance at December 31, 2014	$1,236	$877	$4,357	$2,069	$—	$8,539
Goodwill acquired and adjusted during period	—	—	8	(8)	—	—
Impairment	—	—	(1,485)	—	—	(1,485)
Currency translation adjustments and other	(4)	—	(6)	(64)	—	(74)

Balance at December 31, 2015	$1,232	$877	$2,874	$1,997	$—	$6,980

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized on a straight-line basis over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $340 million in each of the next five years. Included in intangible assets are $384 million of indefinite-lived trade names.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Rig Systems	Rig Aftermarket	Wellbore Technologies	Completion & Production Solutions	Discontinued Operations	Total
Balance at December 31, 2013	$232	$142	$2,999	$1,614	$68	$5,055
Additions to intangible assets	—	—	5	54	—	59
Disposal of intangible assets	—	—	—	(50)	(67)	(117)
Asset impairment	—	—	(104)	—	—	(104)
Amortization	(22)	(6)	(218)	(119)	(1)	(366)
Currency translation adjustments and other	(2)	(3)	(16)	(62)	—	(83)

Balance at December 31, 2014	$208	$133	$2,666	$1,437	$—	$4,444
Additions to intangible assets	—	—	2	57	—	59
Asset impairment	(7)	—	(173)	(24)	—	(204)
Amortization	(22)	(6)	(214)	(114)	—	(356)
Currency translation adjustments and other	(3)	(4)	(27)	(60)	—	(94)

Balance at December 31, 2015	$176	$123	$2,254	$1,296	$—	$3,849

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2014:
Customer relationships	$4,094	$(1,379)	$2,715
Trademarks	871	(226)	645
Indefinite-lived trade names	536	—	536
Other	1,058	(510)	548

Total identified intangibles	$6,559	$(2,115)	$4,444

December 31, 2015:
Customer relationships	$4,016	$(1,630)	$2,386
Trademarks	880	(265)	615
Indefinite-lived trade names	384	—	384
Other	1,040	(576)	464

Total identified intangibles	$6,320	$(2,471)	$3,849

Asset Impairment

Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

The discounted cash flow is based on management’s forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual business units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. The detailed planning and forecasting process takes into consideration a multitude of factors including worldwide rig activity, inflationary forces, pricing strategies, customer analysis, operational issues, competitor analysis, capital spending requirements, working capital needs, customer needs to replace aging equipment, increased complexity of drilling, new technology, and existing backlog among other items which impact the individual reporting unit projections. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

During the fourth quarter of 2015, the worldwide average rig count was 2,034 rigs, down 7% from the third quarter 2015 average of 2,188 and down 44% from the fourth quarter 2014 average of 3,632. The fourth quarter 2015 average rig count represented the lowest quarterly average in the past six years. The annual impairment test, as described in ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”), is performed as of October 1 of each year.

Based on the Company’s annual impairment test performed in the fourth quarter of 2015, the calculated fair values for all of the Company’s reporting units were in excess of the respective reporting unit’s carrying value, with two exceptions. Two reporting units within the Company’s Wellbore Technologies segment, had a calculated fair value below carrying value, and were required to perform step two resulting in a $1,485 million write-down in goodwill.

The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Fair value of the reporting units is determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow.

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

Based on the Company’s annual indefinite-lived intangible asset impairment analysis performed during the fourth quarter of 2015, the fair value for all of the Company’s intangible assets with indefinite lives were in excess of the respective asset carrying values, with one exception. This intangible asset, which represents a trade name within the Company’s Wellbore Technologies segment, had a calculated fair value approximately $149 million below its carrying value.

In addition, during the third quarter of 2015, the Company incurred $55 million in impairment charges on identified intangible assets with finite lives that were impaired and written off.

These impairment charges were primarily the result of the substantial decline in oil prices and worldwide rig counts continuing in the fourth quarter of 2015, declines in forecasts in rig activity, and a decline in the revenue forecast for the Company for 2016.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Certain other foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction gains (losses) were ($47) million, $20 million and ($24) million for the years ending December 31, 2015, 2014 and 2013, respectively, and are included in other income (expense) in the accompanying statement of income.

Historically, the Venezuelan government has devalued the country’s currency. During the first quarters of 2015 and 2013, the Venezuelan government again officially devalued the Venezuelan bolivar against the U.S. dollar. As a result, the Company incurred approximately $9 million and $12 million in devaluation charges in the first quarter of 2015 and 2013, respectively. The reporting currency of all of the Company’s Venezuelan entities is the U.S. dollar. The Company’s net remaining investment in Venezuela, which is largely U.S. dollar, was $25 million at December 31, 2015.

During the fourth quarter of 2015, the Argentinian government officially devalued the Argentine peso against the U.S. dollar. As a result, the Company incurred approximately $7 million devaluation charges in the fourth quarter of 2015. The reporting currency of all of the Company’s Argentinian entities is the Argentine peso.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2013	$228

Net provisions for warranties issued during the year	123
Amounts incurred	(78)
Currency translation adjustments and other	(1)

Balance at December 31, 2014	$272

Net provisions for warranties issued during the year	92
Amounts incurred	(117)
Currency translation adjustments and other	(3)

Balance at December 31, 2015	$244

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $159 million and $125 million at December 31, 2015 and 2014.

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method required by ASC Topic 718 “Compensation—Stock Compensation” (“ASC Topic 718”). Under this guidance the fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period.

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

Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$(769)	$2,450	$2,180

Income from discontinued operations	$—	$52	$147

Net income (loss) attributable to Company	$(769)	$2,502	$2,327

Denominator:
Basic—weighted average common shares outstanding	387	428	426
Dilutive effect of employee stock options and other unvested stock awards	—	2	2

Diluted outstanding shares	387	430	428

Per share data:
Basic:
Income (loss) from continuing operations	$(1.99)	$5.73	$5.11

Income from discontinued operations	$—	$0.12	$0.35

Net income (loss) attributable to Company	$(1.99)	$5.85	$5.46

Diluted:
Income (loss) from continuing operations	$(1.99)	$5.70	$5.09

Income from discontinued operations	$—	$0.12	$0.35

Net income (loss) attributable to Company	$(1.99)	$5.82	$5.44

Cash dividends per share	$1.84	$1.64	$0.91

ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”) requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the years ended December 31, 2015, 2014 and 2013 and therefore not excluded from net income attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 13 million, 8 million, and 7 million at December 31, 2015, 2014 and 2013, respectively.

Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU No. 2015-17), which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company does not expect the adoption of ASU No. 2015-17 will have a material effect on its consolidated financial position and results of operations.

In April 2015, the FASB issued an ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to current presentation of an asset on the balance sheet. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU No. 2015-03 will have a material effect on its consolidated financial position and results of operations.

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

At December 31, 2015, the Company has determined that the fair value of its derivative financial instruments representing assets of $26 million and liabilities of $286 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2015, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $260 million.

At December 31, 2015, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is subject to a particular currency risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), or hedge components excluded from the assessment of effectiveness, is recognized in the Consolidated Statements of Income (Loss) during the current period.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	December 31, 2015		December 31, 2014
Norwegian Krone	NOK	9,655	NOK	10,781
U.S. Dollar	USD	321	USD	231
Euro	EUR	78	EUR	462
Danish Krone	DKK	57	DKK	227
Singapore Dollar	SGD	14	SGD	44
British Pound Sterling	GBP	4	GBP	80
Canadian Dollar	CAD	2	CAD	14

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	December 31, 2015		December 31, 2014
Norwegian Krone	NOK	2,265	NOK	4,052
Russian Ruble	RUB	2,164	RUB	—
U.S. Dollar	USD	515	USD	1,092
Euro	EUR	371	EUR	401
Danish Krone	DKK	153	DKK	322
British Pound Sterling	GBP	11	GBP	19
Canadian Dollar	CAD	7	CAD	4
Singapore Dollar	SGD	5	SGD	4
Mexican Peso	MXN	—	MXN	118
Brazilian Real	BRL	—	BRL	57
Swedish Krone	SEK	—	SEK	3

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

Fair Values of Derivative Instruments

(In millions)

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value December 31,		Balance Sheet Location	Fair Value December 31,

		2015	2014		2015	2014
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$18	Accrued liabilities	$212	$204
Foreign exchange contracts	Other Assets	—	8	Other Liabilities	25	102

Total derivatives designated as hedging instruments under ASC Topic 815		$5	$26		$237	$306

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$21	$27	Accrued liabilities	$49	$93

Total derivatives not designated as hedging instruments under ASC Topic 815		$21	$27		$49	$93

Total derivatives		$26	$53		$286	$399

The Effect of Derivative Instruments on the Consolidated Statements of Income (Loss)

($ in millions)

Derivatives Designated as Hedging Instruments under ASC Topic 815	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Years Ended December 31,				Years Ended December 31,			Years Ended December 31,
	2015	2014			2015	2014		2015	2014
			Revenue		19	26	Cost of revenue	(33)	(1)
Foreign exchange contracts	(243)	(340)	Cost of revenue		(262)	(43)	Other income (expense), net	4	36

Total	(243)	(340)			(243)	(17)		(29)	35

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
			Years Ended December 31,
			2015	2014
Foreign exchange contracts	Other income (expense), net		(97)	(61)

Total			(97)	(61)

(a)	The Company expects that $(223) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $(33) million and $(1) million related to the ineffective portion of the hedging relationships for the years ended December 31, 2015 and 2014, respectively, and $4 million and $36 million related to the amount excluded from the assessment of the hedge effectiveness for the years ended December 31, 2015 and 2014, respectively.

4. Acquisitions and Investments

2015

In the year ended December 31, 2015, the Company completed seven acquisitions and other investments for an aggregate purchase price of $86 million, net of cash acquired. The Company has preliminarily allocated $12 million to identifiable intangible assets and $56 million to goodwill. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of businesses acquired and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. Goodwill resulting from the acquisitions is not deductible for tax purposes.

2014

In the year ended December 31, 2014, the Company completed 10 acquisitions for an aggregate purchase price of $291 million, net of cash acquired. The Company has allocated $59 million to identifiable intangible assets and $167 million to goodwill. The amount allocated to goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of businesses acquired and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. Goodwill resulting from the acquisitions is not deductible for tax purposes.

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

2013
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

Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations of each business are included in the consolidated statements of income from the date of acquisition. A summary of the acquisitions follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Fair value of assets acquired, net of cash acquired	$116	$406	$3,329
Cash paid, net of cash acquired	(86)	(291)	(2,397)

Liabilities assumed, debt issued and noncontrolling interest	$30	$115	$932

Excess purchase price over fair value of net assets acquired	$56	$167	$1,903

5. Inventories, net

Inventories consist of (in millions):

	December 31,
	2015	2014
Raw materials and supplies	$1,069	$1,255
Work in process	632	1,027
Finished goods and purchased products	2,977	2,999

Total	$4,678	$5,281

6. Property, Plant and Equipment

Property, plant and equipment consist of (in millions):

	Estimated Useful Lives	December 31,
		2015	2014
Land and buildings	5-35 Years	$1,582	$1,528
Operating equipment	3-15 Years	3,055	3,060
Rental equipment	3-12 Years	639	817

		5,276	5,405
Less: Accumulated Depreciation		(2,152)	(2,043)

		$3,124	$3,362

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2015	2014
Accrued vendor costs	$449	$815
Customer prepayments and billings	426	703
Fair value of derivatives	261	297
Warranty	244	272
Compensation	241	662
Taxes (non income)	175	211
Insurance	113	126
Accrued commissions	73	97
Interest	8	11
Other	294	324

Total	$2,284	$3,518

8. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	December 31,
	2015	2014
Costs incurred on uncompleted contracts	$9,082	$10,442
Estimated earnings	4,080	4,699

	13,162	15,141
Less: Billings to date on uncompleted contracts	12,697	15,038

	$465	$103

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,250	$1,878
Billings in excess of costs and estimated earnings on uncompleted contracts	(785)	(1,775)

	$465	$103

9. Debt

Debt consists of (in millions):

	December 31,
	2015	2014
Senior Notes, interest at 6.125% payable semiannually, principal due on August 15, 2015	—	151
Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	500	500
Senior Notes, interest at 2.6% payable semiannually, principal due on December 1, 2022	1,396	1,396
Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,096	1,096
Commercial paper	893	—
Other	45	23

Total debt	3,930	3,166
Less current portion	2	152

Long-term debt	$3,928	$3,014

Principal payments of debt for years subsequent to 2015 are as follows (in millions):

2016	$2
2017	506
2018	898
2019	5
2020	5
Thereafter	2,514

$3,930

On August 15, 2015, the Company repaid $151 million of its 6.125% unsecured Senior Notes using available cash balances.

During the second quarter of 2015, the Company exercised its accordion option to increase aggregate borrowing capacity under its five-year unsecured revolving credit facility by an additional $1.0 billion, bringing the aggregate borrowing capacity to $4.5 billion. The facility expires September 28, 2018. The Company also has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $4.5 billion, five-year unsecured revolving credit facility. At December 31, 2015, there were $893 million in commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3,607 million of funds available under this revolving credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 0.875% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt to capitalization and the Company was in compliance at December 31, 2015.

The Company also had $2,378 million of additional outstanding letters of credit at December 31, 2015, primarily in the U.S., that are under various bilateral committed letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2015 and 2014, the fair value of the Company’s unsecured Senior Notes approximated $2,551 million and $2,974 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2015 and 2014, the carrying value of the Company’s unsecured Senior Notes approximated $2,992 million and $3,143 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2015, 2014 and 2013, expenses for defined-contribution plans were $95 million, $115 million, and $96 million, respectively, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. Approximately 75 employees represented by certain collective bargaining agreements continue to accrue benefits under the plan. In addition, approximately 1,900 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Except for two locations represented by certain collective bargaining agreements, active employees are ineligible to participate in any of these U.S. defined benefit plans. Active employees based in the United Kingdom are ineligible to participate in any defined benefit plans. In Norway, a small number of active employees (approximately 300) continue to participate in a defined benefit plan, while the other employees, including new hires, participate in a defined contribution plan.

During 2014, the Company sold certain industrial assets of which the impact on the defined benefit plans is reflected in the table below.

Net periodic benefit cost for our defined benefit plans aggregated $5 million, $7 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2015 and 2014, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2015	2014	2015	2014
Benefit obligation at beginning of year	$792	$846	$53	$45
Service cost	6	8	—	—
Interest cost	26	35	3	2
Actuarial loss (gain)	(38)	116	(7)	15
Benefits paid	(34)	(43)	(5)	(4)
Participants contributions	—	—	1	1
Exchange rate loss (gain)	(33)	(51)	—	—
Acquisitions (disposals)	—	(118)	—	(6)
Curtailments	(16)	(1)	—	—
Other	—	—	45	—

Benefit obligation at end of year	$703	$792	$90	$53

Fair value of plan assets at beginning of year	$660	$706	$—	$—
Actual return	3	68	—	—
Benefits paid	(34)	(43)	(5)	(4)
Company contributions	12	21	4	3
Participants contributions	—	—	1	1
Exchange rate gain (loss)	(23)	(31)	—	—
Acquisitions (disposals)	(17)	(61)	—	—

Fair value of plan assets at end of year	$601	$660	$—	$—

Funded status	$(102)	$(132)	$(90)	$(53)

Accumulated benefit obligation at end of year	$685	$764

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

Years Ended December 31,
	2015	2014
Discount rate:
United States plan	3.40% - 3.90%	3.40% - 3.90%
International plans	2.10% - 3.60%	2.10% - 3.60%

Salary increase:
United States plan	N/A	N/A
International plans	2.00% - 4.20%	2.00% - 4.20%

The assumption rates used for net periodic benefit costs are as follows:

	Years Ended December 31,
	2015	2014	2013
Discount rate:
United States plan	3.70% - 4.20%	3.99% - 4.67%	3.80%
International plans	2.20% - 3.70%	3.50% - 4.40%	3.46% - 4.40%

Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.00% - 4.20%	2.00% - 4.40%	2.00% - 3.53%

Expected return on assets:
United States plan	5.50%	6.50%	6.30%
International plans	2.30% - 5.12%	3.50% - 5.53%	3.50% - 5.82%

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

The Company expects to pay future benefit amounts on its defined benefit plans of approximately $35 million for each of the next five years and aggregate payments of $370 million.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2014:
Equity securities	$116	$—	$116	$—
Bonds	323	—	323	—
Other (insurance contracts)	221	—	113	108

Total Fair Value Measurements	$660	$—	$552	$108

December 31, 2015:
Equity securities	$186	$—	$186	$—
Bonds	259	—	259	—
Other (insurance contracts)	156	—	57	99

Total Fair Value Measurements	$601	$—	$502	$99

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgement about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2013	$107

Actual return on plan assets still held at reporting date	14
Purchases, sales and settlements	5
Currency translation adjustments	(18)

Balance at December 31, 2014	$108

Actual return on plan assets still held at reporting date	3
Purchases, sales and settlements	2
Currency translation adjustments	(14)

Balance at December 31, 2015	$99

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2012	$132	$42	$(67)	$107

Accumulated other comprehensive income (loss) before reclassifications	(90)	(29)	48	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	(8)	(7)	(40)

Balance at December 31, 2013	$17	$5	$(26)	$(4)

Accumulated other comprehensive income (loss) before reclassifications	(543)	(245)	(59)	(847)
Amounts reclassified from accumulated other comprehensive income (loss)	11	12	(6)	17

Balance at December 31, 2014	$(515)	$(228)	$(91)	$(834)

Accumulated other comprehensive income (loss) before reclassifications	(764)	(176)	26	(914)
Amounts reclassified from accumulated other comprehensive income (loss)	—	199	(4)	195

Balance at December 31, 2015	$(1,279)	$(205)	$(69)	$(1,553)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Years Ended December 31,
	2015				2014				2013
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(19)	$—	$(19)	$—	$(26)	$—	$(26)	$—	$(16)	$—	$(16)
Cost of revenue	—	295	—	295	—	43	—	43	—	6	—	6
				—				—				—
Selling, general, and administrative	—	—	(6)	(6)	—	—	(8)	(8)	—	—	(8)	(8)
												—
Other income (expense), net	—	—	—	—	11	—	—	11	(25)	—	—	(25)
Tax effect	—	(77)	2	(75)	—	(5)	2	(3)	—	2	1	3

	$—	$199	$(4)	$195	$11	$12	$(6)	$17	$(25)	$(8)	$(7)	$(40)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the years ended December 31, 2015, 2014 and 2013 a majority of these local currencies weakened against the U.S. dollar resulting in a net other comprehensive loss of $764 million, $543 million and $90 million, respectively, upon the translation from local currencies to the U.S. dollar. Due to the sale of non-core industrial businesses, $11 million of currency translation losses and $25 million of currency translation gains were reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Income for the years ended December 31, 2014 and 2013 respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $23 million (net of tax of $14 million) for the year ended December 31, 2015, other comprehensive loss of $233 million (net of tax of $89 million) for the year ended December 31, 2014 and other comprehensive loss of $37 million (net of tax of $18 million) for the year ended December 31, 2013.

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

In addition, we are involved in various other claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. In many instances, the Company maintains insurance that covers claims arising from risks associated with the business activities of the Company, including claims for premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes and the Company’s experience has been that such insurance has been sufficient to cover such risks. See Item 1A. Risk Factors.

As of December 31, 2015, the Company recorded reserves in an amount believed to be sufficient for contingent liabilities representing all contingencies believed to be probable to cover liabilities. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies may not result in additional, presently unquantifiable, costs or liabilities to us.

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

The on-going, publicly disclosed investigations in Brazil may continue to adversely impact our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. We consummated a settlement with a shipyard customer on December 28, 2015 concerning seven contracts for the supply of drilling equipment packages for drillship construction projects in Brazil (collectively the “Supply Contracts”). Pursuant to the terms of the settlement, the Supply Contracts have been terminated. We did not take a charge as a result of the settlement and, on a net basis, there was no change to our prior estimates on our Brazil contracts impacting income; however we did reduce the Rig Systems segment backlog by $1.2 billion in the quarter. At December 31, 2015, our backlog included $1.8 billion for the remaining 15 rigs across three shipyards in Brazil. The investigations in Brazil have led to, and are expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in additional cancellations or other breaches of our contracts by our shipyard customers. Our shipyard customers’ customer in Brazil has stated its intent to build some of the drillships it originally contracted for with our shipyard customers.

Customers (typically drillship owners or drilling contractors) of our shipyard customers have sought, and may in the future seek, to suspend, delay or cancel their contracts or payments due to such shipyards. As a result, our shipyard customers have sought and may in the future seek to suspend, delay or cancel deliveries of our drilling equipment packages for the affected drillships. To the extent our shipyard customers and their customers become engaged in disputes or litigation related to any such suspensions, delays or cancellations, we may also become involved, either directly or indirectly, in such disputes or litigation, as we enforce the terms of our contracts with our shipyard customers. Even though the contracts with our shipyard customers for the supply of drilling equipment packages do not provide for cancellation for convenience, in light of the decline in oil prices and the deterioration in the energy markets, we are starting to experience suspensions, delays and attempted cancellations with greater frequency. While we manage equipment deliveries and collection of payment to achieve milestone payments that mitigate our financial risk, such delays, suspensions, attempted cancellations, breaches of contract or other similar circumstances, could adversely affect our operating results and could reduce our backlog.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2066. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $327 million, $390 million, and $336 million in 2015, 2014 and 2013, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2015, are payable as follows (in millions):

2016	$202
2017	120
2018	91
2019	71
2020	69
Thereafter	369

Total future lease commitments	$922

13. Common Stock

National Oilwell Varco has authorized 1 billion shares of $0.01 par value common stock. The Company also has authorized 10 million shares of $0.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $710 million and $703 million for the years ended December 31, 2015 and 2014, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

During the third quarter of 2015 the Company completed its $3 billion share repurchase program. As shares were repurchased, they were constructively retired and returned to an unissued state. During the years ended December 31, 2015 and 2014, the Company repurchased 44.0 million and 11.6 million shares, respectively, under the program for an average price of $50.53 and $66.97 per share, respectively, for an aggregate amount of $2,221 million and $779 million, respectively.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $109 million, $101 million and $92 million for 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the consolidated statement of income for all share-based compensation arrangements was $28 million, $35 million and $28 million for 2015, 2014 and 2013, respectively.

Stock Options

Under the terms of National Oilwell Varco’s Long-Term Incentive Plan, as amended, 39.5 million shares of common stock are authorized for the grant of options to officers, key employees, non-employee directors and other persons. Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant. At December 31, 2015, approximately 6.2 million shares were available for future grants.

We also have inactive stock option plans that were acquired in connection with the acquisitions of Varco International, Inc. in 2005 and Grant Prideco in 2008. We converted the outstanding stock options under these plans to options to acquire our common stock and no further options are being issued under these plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2015 under the stock option plans have exercise prices between $12.15 and $77.99 per share, and expire at various dates from January 13, 2016 to February 26, 2025.

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

The following summarizes options activity:

	Years Ended December 31,
	2015		2014		2013
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Shares under option at beginning of year	10,881,133	$61.22	11,535,566	$58.36	10,274,477	$54.11
Granted	5,746,153	54.74	3,389,547	69.00	3,072,086	63.96
Spun-off	—	—	(1,567,348)	70.56	—	—
Cancelled	(886,356)	62.73	(498,967)	70.32	(329,002)	66.78
Exercised	(310,623)	22.56	(1,977,665)	53.56	(1,481,995)	38.75

Shares under option at end of year	15,430,307	$59.50	10,881,133	$61.22	11,535,566	$58.36

Exercisable at end of year	7,498,414	$60.30	5,903,712	$55.06	6,324,117	$49.29

The following summarizes information about stock options outstanding at December 31, 2015:

Range of Exercise Price	Weighted-Avg Remaining Contractual Life	Options Outstanding		Options Exercisable
		Shares	Weighted-Avg Exercise Price	Shares	Weighted-Avg Exercise Price
$12.15 - $55.00	7.34	7,599,928	$48.99	2,148,275	$34.39
$55.01 - $70.00	7.25	5,045,298	66.22	2,569,643	64.98
$70.01 - $77.99	5.68	2,785,081	76.00	2,780,496	76.00

Total	7.01	15,430,307	$59.50	7,498,414	$60.30

The weighted-average fair value of options granted during 2015, 2014 and 2013, was approximately $15.41, $25.60 and $24.11 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2015 and 2014, was $9 million and $111 million, respectively.

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

	Years Ended December 31,
	2015	2014	2013
Valuation Assumptions:
Expected volatility	49.1%	49.4%	50.1%
Risk-free interest rate	1.5%	1.5%	0.9%
Expected dividends	$3.36	$1.39	$0.75
Expected term (in years)	3.0	3.7	3.4

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

As stock-based compensation expense recognized in the Consolidated Statement of Income in 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following summary presents information regarding outstanding options at December 31, 2015 and changes during 2015 with regard to options under all stock option plans:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	10,881,133	$61.22	5.15	$85,503,217
Granted	5,746,153	$54.74
Cancelled	(886,356)	$62.73
Exercised	(310,623)	$22.56

Outstanding at December 31, 2015	15,430,307	$59.50	7.01	$5,894,977

Vested or expected to vest	15,229,713	$59.50	7.01	$5,814,216

Exercisable at December 31, 2015	7,498,414	$60.30	5.16	$5,894,977

At December 31, 2015, total unrecognized compensation cost related to nonvested stock options was $95 million. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options vested in 2015, 2014 and 2013 was approximately $72 million, $67 million and $64 million, respectively. Cash received from option exercises for 2015, 2014 and 2013 was $7 million, $108 million and $58 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $7 million, $44 million and $39 million for 2015, 2014 and 2013, respectively. Cash used to settle equity instruments granted under all share-based payment arrangements for 2015, 2014 and 2013 was not material for any period.

Restricted Shares

The Company issues restricted stock awards and restricted stock units to officers and key employees in addition to stock options. On February 25, 2015, the Company granted 653,750 shares of restricted stock and restricted stock units with a fair value of $54.74 per share; and performance share awards to senior management employees with potential payouts varying from zero to 396,666 shares. The stock options vest over a three-year period from the grant date while the restricted stock and restricted stock units vest on the third anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are divided into two equal, independent parts that are subject to two separate performance metrics: 50% with a TSR (total shareholder return) goal (the “TSR Award”) and 50% with an internal ROC (return on capital) goal (the “ROC Award”).

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

The following summary presents information regarding outstanding restricted shares:

	Years Ended December 31,
	2015		2014		2013
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at beginning of year	1,569,141	$73.73	1,643,193	$67.98	1,449,683	$62.29
Granted	954,075	53.27	708,821	70.14	822,281	63.69
Spin-off	—	—	(319,949)	70.56	—	—
Vested	(405,327)	54.30	(348,981)	74.97	(368,984)	63.89
Cancelled	(148,639)	62.73	(113,943)	70.32	(259,787)	37.78

Nonvested at end of year	1,969,250	$61.53	1,569,141	$73.73	1,643,193	$67.98

The weighted-average grant day fair value of restricted stock awards and restricted stock units granted during the years ended 2015, 2014 and 2013 was $53.27, $70.14 and $63.69 per share, respectively. There were 405,327; 348,981 and 368,984 restricted stock awards that vested during 2015, 2014 and 2013, respectively. At December 31, 2015, there was approximately $57 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(1,577)	$1,415	$1,362
Foreign	988	2,079	1,762

	$(589)	$3,494	$3,124

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$30	$681	$632
State	(58)	43	55
Foreign	464	615	592

Total current income tax provision	436	1,339	1,279

Deferred:
Federal	(41)	(309)	(157)
State	(38)	(5)	(12)
Foreign	(179)	14	(167)

Total deferred income tax benefit	(258)	(300)	(336)

Total income tax provision	$178	$1,039	$943

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Federal income tax at U.S. statutory rate	$(206)	$1,223	$1,093
Foreign income tax rate differential	(110)	(261)	(216)
State income tax, net of federal benefit	(4)	25	27
Nondeductible expenses	528	24	26
Tax benefit of manufacturing deduction	(1)	(37)	(33)
Foreign dividends, net of foreign tax credits	28	132	32
Tax rate change on timing differences	(45)	(2)	(22)
Change in tax reserve	69	(11)	(1)
Prior years taxes	(47)	(11)	(40)
Foreign exchange losses	(46)	28	25
Change in deferred tax valuation allowance	15	(83)	40
Other	(3)	12	12

Total income tax provision	$178	$1,039	$943

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2015	2014	2013
Deferred tax assets:
Allowances and operating liabilities	$491	$542	$439
Net operating loss carryforwards	170	118	51
Postretirement benefits	79	79	49
Foreign tax credit carryforwards	166	244	300
Other	21	15	39

	927	998	878
Valuation allowance for deferred tax assets	(63)	(48)	(133)

Total deferred tax assets	864	950	745

Deferred tax liabilities:
Tax over book depreciation	277	236	306
Intangible assets	1,323	1,304	1,757
Deferred income	232	257	285
Accrued U.S. tax on unremitted earnings	55	107	92
Other	209	377	164

Total deferred tax liabilities	2,096	2,281	2,604

Net deferred tax liability	$1,232	$1,331	$1,859

The balance of unrecognized tax benefits at December 31, 2015 and 2014 was $46 million and $115 million, respectively. Included in the increase in the balance of unrecognized tax benefits for the period ended December 31, 2015 was an uncertain tax position identified in a foreign jurisdiction totaling $69 million, of which the Company has settled and paid $69 million in the period. There was an increase of $14 million of unrecognized tax benefits associated with potential transfer pricing adjustments between foreign jurisdictions and certain operating expenses that may not be deductible in foreign jurisdictions. A $75 million reduction in the balance resulted from the completion of audits in foreign jurisdictions, and an $8 million reduction in the balance resulted from the lapse of applicable statutes of limitations in the U.S. and foreign jurisdictions. Of the decrease of $152 million in the balance of unrecognized tax benefits, $14 million was recorded as a reduction of income tax expense in the current year and is reflected in the “Change in tax reserve” category in the income tax rate schedule above. These unrecognized tax benefits are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2015. If the $46 million of unrecognized tax benefits accrued at December 31, 2015 are ultimately realized, the entire $46 million would be recorded as a reduction of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2015	2014	2013
Unrecognized tax benefit at beginning of year	$115	$127	$128
Additions based on tax positions related to the current year	83	3	—
Reductions for tax positions of prior years	(75)	—	—
Settlements of audits	(69)	—	—
Reductions for lapse of applicable statutes of limitations	(8)	(15)	(1)

Unrecognized tax benefit at end of year	$46	$115	$127

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. During the year ended December 31, 2015, the Company recorded as an increase of income tax expense a $0.6 million net increase of accrued interest and penalties related to uncertain tax positions. At December 31, 2015, the Company has accrued approximately $3.8 million of interest and penalties relating to unrecognized tax benefits. These interest and penalties are included in the balance of other liabilities in the Consolidated Balance Sheet at December 31, 2015.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Canada, the United Kingdom, the Netherlands, France and Denmark. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for the tax years ending after 2009 and outside the U.S. for the tax years ending after 2008.

In the United States, the Company has $21 million of net operating loss carryforwards as of December 31, 2015, of which $5 million will expire in 2020, $1 million will expire in 2024, $13 million will expire in 2025, $1 million will expire in 2026, and $1 million will expire in 2028. The potential benefit of $7 million has been reduced by a $5 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $5 million would reduce future income tax expense.

Outside the United States, the Company has $765 million of net operating loss carryforwards as of December 31, 2015, of which $9 million will expire in 2016, $34 million will expire in 2017, $31 million will expire in 2018, $5 million will expire in 2019, $20 million will expire in 2020, $20 million will expire in 2021, $6 million will expire in 2022, $9 million will expire in 2023, $208 million will expire in 2024, $67 million will expire in 2025, $4 million will expire in 2034, $43 million will expire in 2035 and $309 million will carry forward indefinitely. The potential benefit of $162 million has been reduced by a $58 million valuation allowance. Future income tax payments will be reduced in the event the Company ultimately realizes the benefit of these net operating losses. If the Company ultimately realizes the benefit of these net operating loss carryforwards, the valuation allowance of $58 million would reduce future income tax expense.

Also in the United States, the Company has $166 million of excess foreign tax credits as of December 31, 2015, of which $24 million will expire in 2020 and $142 million will expire in 2022.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $8,187 million and $5,874 million at December 31, 2015 and 2014, respectively. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

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

15. Business Segments and Geographic Areas

The Company’s operations are organized into four reportable segments: Rig Systems, Rig Aftermarket, Wellbore Technologies and Completion & Production Solutions. Within the four reporting segments, the Company has aggregated two business units under Rig Systems, one business unit under Rig Aftermarket, six business units under Wellbore Technologies and six business units under Completion & Production Solutions for a total of 15 business units. The Company has aggregated each of its business units in one of the four reporting segments based on the guidelines of ASC Topic 280, “Segment Reporting” (“ASC Topic 280”).

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

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services; drilling fluids; portable power generation; premium drill pipe; wired pipe; drilling optimization and automation services; tubular inspection, repair and coating services; rope access inspection; instrumentation; measuring and monitoring; downhole and fishing tools; steerable technologies; hole openers; and drill bits.

Wellbore Technologies focuses on oil and gas companies and supports drilling contractors, oilfield service companies, and oilfield equipment rental companies. Demand for the segment’s products and services depends on the level of oilfield drilling activity by oil and gas companies, drilling contractors, and oilfield service companies.

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, manifolds and wellheads; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies.

Completion & Production Solutions supports service companies and oil and gas companies. Demand for the segment’s products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors, and capital spending plans by oil and gas companies and oilfield service companies.

The Company had revenues of 4%, 7% and 11% of total revenue from one of its customers for the years ended December 31, 2015, 2014, and 2013, respectively. This customer, Samsung Heavy Industries, is a shipyard acting as a general contractor for its customers, who are drillship owners and drilling contractors. This shipyard’s customers have specified that the Company’s drilling equipment be installed on their drillships and have required the shipyard to issue contracts to the Company.

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the use of the products or services (in millions):

	Years Ended December 31,
	2015	2014	2013
United States	$3,640	$6,097	$5,140
South Korea	1,835	3,472	3,219
China	1,623	1,905	1,007
Singapore	1,035	1,157	1,850
United Kingdom	634	715	705
Brazil	605	1,299	811
Norway	555	881	1,102
Canada	365	645	625
Other Countries	4,465	5,269	4,762

Total	$14,757	$21,440	$19,221

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2015	2014
United States	$1,735	$1,818
Brazil	226	290
United Kingdom	163	196
Denmark	128	144
South Korea	102	113
Mexico	93	110
Canada	78	99
Singapore	78	87
Other Countries	521	505

Total	$3,124	$3,362

Business Segments:

	Rig Systems	Rig Aftermarket	Wellbore Technologies	Completion & Production Solutions	Eliminations (1)	Discontinued Operations	Total
December 31, 2015:
Revenue	$6,964	$2,515	$3,718	$3,365	$(1,805)	$—	$14,757
Operating profit (loss)	1,206	605	(1,613)	161	(749)	—	(390)
Capital expenditures	81	10	180	87	95	—	453
Depreciation and amortization	96	30	400	221	—	—	747
Goodwill	1,232	877	2,874	1,997	—	—	6,980
Total assets	6,772	2,455	8,766	5,916	2,816	—	26,725

December 31, 2014:
Revenue	$9,848	$3,222	$5,722	$4,645	$(1,997)	$—	$21,440
Operating profit	1,996	882	937	690	(892)	—	3,613
Capital expenditures	133	12	262	184	108	—	699
Depreciation and amortization	88	27	439	224	—	—	778
Goodwill	1,236	877	4,357	2,069	—	—	8,539
Total assets	8,052	2,789	11,687	7,072	3,962	—	33,562

December 31, 2013:
Revenue	$8,450	$2,692	$5,211	$4,309	$(1,441)	$—	$19,221
Operating profit	1,594	729	915	613	(652)	—	3,199
Capital expenditures	61	24	226	212	91	—	614
Depreciation and amortization	82	26	420	210	—	—	738
Goodwill	1,279	906	4,425	2,106	—	333	9,049
Total assets	7,654	2,475	11,862	7,287	3,351	2,183	34,812

(1)	Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment. Also included in the eliminations column are capital expenditures and total assets related to corporate. Corporate assets consist primarily of cash and fixed assets.

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

Other items incurred as a result of the spin-off were $36 million for the year ended December 31, 2014 and are included in continuing operations. The following table presents selected financial information, through May 30, 2014, regarding the results of operations of our distribution business, which is reported as discontinued operations (in millions):

	Years Ended December 31,
	2014	2013
Revenue from discontinued operations	$1,701	$4,296

Income from discontinued operations before income taxes	83	222

Income tax expense	31	75

Income from discontinued operations	$52	$147

Prior to the spin-off, sales to NOW were $231 million for the period ended May 30, 2014 and purchases from NOW were $82 million for the period ended May 30, 2014. Prior to May 30, 2014, the spin-off date, revenue and related cost of revenue were eliminated in consolidation between NOV and NOW. Beginning May 31, 2014, this revenue and cost of revenue represent third-party transactions with NOW.

17. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Revenue	$4,820	$3,909	$3,306	$2,722
Gross profit	1,177	855	672	359
Income (loss) from continuing operations	313	286	156	(1,522)
Income from discontinued operations	—	—	—	—
Net income (loss) attributable to Company	310	289	155	(1,523)
Per share data:
Basic:
Income (loss) from continuing operations	0.76	0.75	0.41	(4.06)
Income from discontinued operations	—	—	—	—
Net income (loss) attributable to Company	0.76	0.75	0.41	(4.06)
Diluted:
Income (loss) from continuing operations	0.76	0.74	0.41	(4.06)
Income from discontinued operations	—	—	—	—
Net income (loss) attributable to Company	0.76	0.74	0.41	(4.06)
Cash dividends per share	0.46	0.46	0.46	0.46

Year ended December 31, 2014
Revenue	$4,889	$5,255	$5,587	$5,709
Gross profit	1,290	1,455	1,528	1,536
Income from continuing operations	548	609	701	597
Income from discontinued operations	41	11	—	—
Net income attributable to Company	589	619	699	595
Per share data:
Basic:
Income from continuing operations	1.28	1.42	1.63	1.39
Income from discontinued operations	0.10	0.03	—	—
Net income attributable to Company	1.38	1.45	1.63	1.39
Diluted:
Income from continuing operations	1.28	1.42	1.62	1.39
Income from discontinued operations	0.09	0.02	—	—
Net income attributable to Company	1.37	1.44	1.62	1.39
Cash dividends per share	0.26	0.46	0.46	0.46

SCHEDULE II

NATIONAL OILWELL VARCO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2015, 2014 and 2013

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off’s and other	Balance end of year
Allowance for doubtful accounts:
2015	$125	$77	$(43)	$159
2014	132	31	(38)	125
2013	120	32	(20)	132

Allowance for excess and obsolete inventories:
2015	$370	$186	$(56)	$500
2014	396	128	(154)	370
2013	338	89	(31)	396

Valuation allowance for deferred tax assets:
2015	$48	$15	$—	$63
2014	133	(83)	(2)	48
2013	93	40	—	133

Warranty reserve:
2015	$272	$92	$(120)	$244
2014	228	123	(79)	272
2013	194	101	(67)	228