Form 10-Q
period 2016-03-31
NATIONAL OILWELL VARCO INC
filed 2016-05-05
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 28, 2016 the registrant had 377,060,946 shares of common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,759	$2,080
Receivables, net	2,212	2,926
Inventories, net	4,534	4,678
Costs in excess of billings	1,040	1,250
Prepaid and other current assets	503	491

Total current assets	10,048	11,425
Property, plant and equipment, net	3,303	3,124
Deferred income taxes	144	130
Goodwill	7,003	6,980
Intangibles, net	3,800	3,849
Investment in unconsolidated affiliates	324	327
Other assets	132	135

Total assets	$24,754	$25,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$623
Accrued liabilities	2,058	2,284
Billings in excess of costs	704	785
Current portion of long-term debt and short-term borrowings	7	2
Accrued income taxes	199	264

Total current liabilities	3,435	3,958
Long-term debt	3,372	3,907
Deferred income taxes	1,239	1,362
Other liabilities	275	283

Total liabilities	8,321	9,510

Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 377,066,012 and 375,764,794 shares issued and outstanding at March 31, 2016 and December 31, 2015	4	4
Additional paid-in capital	8,024	8,005
Accumulated other comprehensive loss	(1,308)	(1,553)
Retained earnings	9,635	9,927

Total Company stockholders’ equity	16,355	16,383
Noncontrolling interests	78	77

Total stockholders’ equity	16,433	16,460

Total liabilities and stockholders’ equity	$24,754	$25,970

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$2,189	$4,820
Cost of revenue	1,945	3,643

Gross profit	244	1,177
Selling, general and administrative	433	607

Operating profit (loss)	(189)	570
Interest and financial costs	(25)	(26)
Interest income	5	5
Equity income (loss) in unconsolidated affiliates	(6)	9
Other income (expense), net	(21)	(56)

Income (loss) before income taxes	(236)	502
Provision for income taxes	(118)	189

Net income (loss)	(118)	313
Net income attributable to noncontrolling interests	1	3

Net income (loss) attributable to Company	$(119)	$310

Net income (loss) attributable to Company per share:
Basic	$(0.32)	$0.76

Diluted	$(0.32)	$0.76

Cash dividends per share	$0.46	$0.46

Weighted average shares outstanding:
Basic	375	407

Diluted	375	409

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(118)	$313
Currency translation adjustments	143	(418)
Changes in derivative financial instruments, net of tax	102	(66)

Comprehensive income (loss)	127	(171)
Comprehensive income attributable to noncontrolling interest	1	3

Comprehensive income (loss) attributable to Company	$126	$(174)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(118)	$313
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175	190
Deferred income taxes	(135)	(7)
Equity (income) loss in unconsolidated affiliates	6	(9)
Other, net	83	91
Change in operating assets and liabilities, net of acquisitions:
Receivables	706	369
Inventories	112	(126)
Costs in excess of billings	210	(47)
Prepaid and other current assets	(11)	34
Accounts payable	(157)	(201)
Accrued liabilities	(231)	(224)
Billings in excess of costs	(81)	(278)
Income taxes payable	(65)	1
Other assets/liabilities, net	127	8

Net cash provided by operating activities	621	114

Cash flows from investing activities:
Purchases of property, plant and equipment	(84)	(130)
Business acquisitions, net of cash acquired	(21)	(23)
Other	2	4

Net cash used in investing activities	(103)	(149)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2,368	1,871
Payments against lines of credit and other debt	(3,052)	(792)
Cash dividends paid	(173)	(185)
Share repurchases	—	(1,330)
Proceeds from stock options exercised	1	3
Other	(5)	(3)

Net cash used in financing activities	(861)	(436)
Effect of exchange rates on cash	22	(41)

Increase (decrease) in cash and cash equivalents	(321)	(512)
Cash and cash equivalents, beginning of period	2,080	3,536

Cash and cash equivalents, end of period	$1,759	$3,024

Supplemental disclosures of cash flow information:
Cash payments (receipts) during the period for:
Interest	$3	$6
Income taxes	$(32)	$96

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2015 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the 2016 presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	March 31, 2016	December 31, 2015
Raw materials and supplies	$1,040	$1,069
Work in process	595	632
Finished goods and purchased products	2,899	2,977

Total	$4,534	$4,678

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2016	December 31, 2015
Accrued vendor costs	$432	$449
Customer prepayments and billings	389	426
Compensation	249	241
Warranty	226	244
Fair value of derivative financial instruments	132	261
Taxes (non-income)	127	175
Insurance	115	113
Accrued commissions	68	73
Interest	29	8
Other	291	294

Total	$2,058	$2,284

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2015	$244

Net provisions for warranties issued during the year	18
Amounts incurred	(37)
Currency translation adjustments and other	1

Balance at March 31, 2016	$226

4. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$9,139	$9,082
Estimated earnings	4,164	4,080

	13,303	13,162
Less: Billings to date	12,967	12,697

	$336	$465

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,040	$1,250
Billings in excess of costs and estimated earnings on uncompleted contracts	(704)	(785)

	$336	$465

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2015	$(1,279)	$(205)	$(69)	$(1,553)
Accumulated other comprehensive income (loss) before reclassifications	143	50	—	193
Amounts reclassified from accumulated other comprehensive income (loss)	—	52	—	52

Balance at March 31, 2016	$(1,136)	$(103)	$(69)	$(1,308)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2016				2015
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(1)	$—	$(1)	$—	$65	$—	$65
Cost of revenue	—	76	—	76	—	(1)	—	(1)
Tax effect	—	(23)	—	(23)	—	(18)	—	(18)

	$—	$52	$—	$52	$—	$46	$—	$46

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended March 31, 2016, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $143 million upon the translation from local currencies to the U.S. dollar. For the three months ended March 31, 2015, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $418 million upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $102 million (net of tax of $40 million) for the three months ended March 31, 2016 and other comprehensive loss of $66 million (net of tax of $21 million) for the three months ended March 31, 2015.

6. Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
Rig Systems	$926	$2,523
Rig Aftermarket	391	719
Wellbore Technologies	631	1,171
Completion & Production Solutions	558	948
Eliminations	(317)	(541)

Total revenue	$2,189	$4,820

Operating profit (loss):
Rig Systems	$67	$477
Rig Aftermarket	69	204
Wellbore Technologies	(91)	95
Completion & Production Solutions	(38)	88
Eliminations and corporate costs	(196)	(294)

Total operating profit (loss)	$(189)	$570

Operating profit (loss)%:
Rig Systems	7.2%	18.9%
Rig Aftermarket	17.6%	28.4%
Wellbore Technologies	(14.4%)	8.1%
Completion & Production Solutions	(6.8%)	9.3%
Total operating profit (loss) %	(8.6%)	11.8%

On January 1, 2016, to provide a clearer measurement of segment performance, the Company will no longer allocate certain corporate overhead costs to its segments and is now capturing those costs in “Eliminations and corporate costs.” Prior period amounts have been reclassified to make the segment performance comparable. For the three months ended March 31, 2016 and 2015, the corporate costs were $50 million and $67 million, respectively.

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

Included in operating profit are certain restructuring and other items primarily related to costs associated with Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarters of 2016 and 2015. In 2016 and 2015, VERP costs included $45 million and $58 million in severance, respectively, $35 million and $45 million in postretirement medical benefits, respectively, and $5 million and $18 million related to stock-based compensation, respectively. Severance payments related to the VERP were made during the quarter in which the Company established the plan. As of March 31, 2016, the Company had approximately $73 million accrued for the VERP postretirement medical benefits. Other costs incurred of $56 million in 2016 related primarily to severance and facility closures. Other items by segment are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Other items:
Rig Systems	$52	$40
Rig Aftermarket	8	8
Wellbore Technologies	38	45
Completion & Production Solutions	34	29
Eliminations and corporate costs	9	—

Total other items	$141	$122

7. Debt

Debt consists of (in millions):

	March 31, 2016	December 31, 2015
Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	$499	$498
Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,390	1,389
Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,087	1,087
Commercial paper	207	890
Other	196	45

Total debt	3,379	3,909
Less current portion	7	2

Long-term debt	$3,372	$3,907

On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We have applied the change retrospectively for prior period balances of unamortized debt issuance costs, resulting in a $21 million reduction in other assets and long-term debt on our consolidated balance sheet as of December 31, 2015. The table above now presents our debt liability net of the related debt discount and debt issuance costs.

The Company has a $4.5 billion, five-year credit facility which expires September 28, 2018. The Company also has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $4.5 billion, five-year credit facility. At March 31, 2016, there were $210 million in commercial paper borrowings (gross of debt issuance costs), and there were no outstanding letters of credit issued under the credit facility, resulting in $4,290 million of funds available under this credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 1.125% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2016, the Company was in compliance with a debt-to-capitalization ratio of 17.1%.

The Company also had $1,887 million of additional outstanding letters of credit at March 31, 2016 that are under various bilateral letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2016 and December 31, 2015, the fair value of the Company’s unsecured Senior Notes approximated $2,463 million and $2,551 million, respectively. At March 31, 2016 and December 31, 2015, the carrying value of the Company’s unsecured Senior Notes approximated $2,976 million and $2,974 million, respectively. The carrying value of the Company’s variable rate borrowings approximates fair value.

8. Tax

The effective tax rate for the three months ended March 31, 2016 was 50.0%, compared to 37.6% for the same period in 2015. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, foreign exchange losses for tax reporting in Norway, and a reduction in tax reserves due to audit settlements and the expiration of the statute of limitations on open tax years. The effective tax rate was negatively impacted by foreign dividends net of foreign tax credits, nondeductible expenses, and an increase in valuation allowance on deferred taxes.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Federal income tax at U.S. federal statutory rate	$(83)	$176
Foreign income tax rate differential	(27)	(46)
State income tax, net of federal benefit	(4)	4
Nondeductible expenses	12	5
Tax benefit of manufacturing deduction	—	(10)
Foreign dividends, net of foreign tax credits	5	7
Tax impact of foreign exchange	(8)	1
Change in valuation allowance	10	—
Tax rate change on temporary differences	2	(4)
Change in tax reserves	(25)	69
Other	—	(13)

Provision for income taxes	$(118)	$189

The balance of unrecognized tax benefits at March 31, 2016 was $24 million. The Company does not anticipate its total unrecognized tax benefits at March 31, 2016 to significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

The Company is subject to taxation in the U.S., various states and foreign jurisdictions. The Company has significant operations in the United States, Canada, the United Kingdom, the Netherlands and Norway. Tax years that remain subject to examination by major tax jurisdiction vary by legal entity, but are generally open in the U.S. for tax years after 2012 and outside the U.S. for tax years after 2008.

To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements.

For the three-month period ended March 31, 2016, the Company is utilizing the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period is being reported. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

For the three-month period ended March 31, 2015, the Company utilized the estimated annual effective tax rate method in computing its interim tax provisions. The relationship between pre-tax accounting income and income tax for these periods allowed the Company to estimate the annual effective tax rate to be applied to year-to-date income in those periods.

On January 1, 2016, the Company adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a retrospective basis. Rather than classify deferred tax assets and liabilities as current and non-current, this update requires that deferred tax assets and liabilities be classified as non-current in the Consolidated Balance Sheet. Adoption of this ASU resulted in a reclassification of our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities in our Consolidated Balance Sheet as of March 31, 2016. Prior periods have been retrospectively adjusted. At December 31, 2015, $376 million of current deferred tax assets have been reclassified to non-current deferred tax liabilities, $358 million of non-current deferred tax assets have been reclassified to non-current deferred tax liabilities, and $291 million of current deferred tax liabilities have been reclassified to non-current deferred tax liabilities.

9. Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 39.5 million. At March 31, 2016, 1,054,009 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and stock appreciation rights.

On February 24, 2016, the Company granted 3,672,411 stock options with a fair value of $6.44 per share and an exercise price of $28.24 per share; 1,732,095 shares of restricted stock and restricted stock units with a fair value of $28.24 per share; performance share awards to senior management employees with potential payouts varying from zero to 341,780 shares; and 4,618,400 stock appreciation rights (“SARs”) with an exercise price of $28.24 and a fair value of $6.44 per SAR. The stock options vest over a three-year period from the grant date while the restricted stock and restricted stock units vest on the third anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three year performance period. The SARs are cash-settled awards and vest over a three-year period from the grant date. Upon exercise of the SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $29 million and $40 million for the three months ended March 31, 2016 and 2015, respectively. Included in stock-based compensation for the three months ended March 31, 2016 and 2015 is $5 million and $18 million, respectively, related to the Voluntary Early Retirement Plan established by the Company in the first quarter of each year. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $7 million for both the three months ended March 31, 2016 and 2015, respectively.

10. Derivative Financial Instruments

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

At March 31, 2016, the Company has determined that the fair value of its derivative financial instruments representing assets of $36 million and liabilities of $137 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At March 31, 2016, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $101 million.

At March 31, 2016, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For the three months ended March 31, 2016, the Company recognized losses of $16 million as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At March 31, 2016, there were $137 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	March 31, 2016		December 31, 2015
Norwegian Krone	NOK	8,376	NOK	9,655
U.S. Dollar	USD	211	USD	321
Euro	EUR	69	EUR	78
Danish Krone	DKK	35	DKK	57
Singapore Dollar	SGD	12	SGD	14
British Pound Sterling	GBP	2	GBP	4
Canadian Dollar	CAD	1	CAD	2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	March 31, 2016		December 31, 2015
Norwegian Krone	NOK	2,474	NOK	2,265
Russian Ruble	RUB	2,097	RUB	2,164
U.S. Dollar	USD	496	USD	515
Euro	EUR	223	EUR	371
Danish Krone	DKK	221	DKK	153
British Pound Sterling	GBP	16	GBP	11
Canadian Dollar	CAD	11	CAD	7
Singapore Dollar	SGD	2	SGD	5

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$5	Accrued liabilities	$107	$212
Foreign exchange contracts	Other Assets	2	—	Other liabilities	5	25

Total derivatives designated as hedging instruments under ASC Topic 815		$7	$5		$112	$237

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$29	$21	Accrued liabilities	$25	$49

Total derivatives not designated as hedging instruments under ASC Topic 815		$29	$21		$25	$49

Total derivatives		$36	$26		$137	$286

The Effect of Derivative Instruments on the Consolidated Statements of Income
($ in millions)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
			Revenue	1	(65)	Cost of revenue	(16)	—
Foreign exchange contracts	66	(152)	Cost of revenue	(60)	1	Other income (expense), net	(1)	(1)

Total	66	(152)		(59)	(64)		(17)	(1)

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2016	2015
Foreign exchange contracts	Other income (expense), net	14	(76)

Total		14	(76)

(a)	The Company expects that $(124) million of the Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $(16) million and nil related to the ineffective portion of the hedging relationships for each of the three months ended March 31, 2016 and 2015, respectively, and $(1) million related to the amount excluded from the assessment of the hedge effectiveness for each of the three months ended March 31, 2016 and 2015.

11. Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to Company	$(119)	$310

Denominator:
Basic—weighted average common shares outstanding	375	407
Dilutive effect of employee stock options and other unvested stock awards	—	2

Diluted outstanding shares	375	409

Net income (loss) attributable to Company per share:
Basic	$(0.32)	$0.76

Diluted	$(0.32)	$0.76

Cash dividends per share	$0.46	$0.46

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the three months ended March 31, 2016 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 15 million and 14 million shares for the three months ended March 31, 2016 and 2015, respectively.

12. Cash Dividends

On February 25, 2016, the Company’s Board of Directors approved a cash dividend of $0.46 per share. The cash dividend was paid on March 25, 2016, to each stockholder of record on March 11, 2016. Cash dividends were $173 million and $185 million for the three months ended March 31, 2016 and 2015, respectively. On April 11, 2016, the Company’s Board of Directors approved a plan to reduce the Company’s quarterly dividend to $0.05 per share. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13. Commitments and Contingencies

In 2008, we received U.S. federal grand jury subpoenas and subsequent inquiries from U.S. governmental agencies requesting records related to our compliance with U.S. export trade laws and regulations. We have cooperated fully with agents from the U.S. Department of Justice, the Department of Commerce Bureau of Industry and Security, the United States Department of Treasury, Office of Foreign Assets Control, and U.S. Immigration and Customs Enforcement in responding to the inquiries. We have also cooperated with an informal inquiry from the Securities and Exchange Commission in connection with the inquiries previously made by the aforementioned federal agencies. We have conducted our own internal review of this matter. At the conclusion of our internal review in the fourth quarter of 2009, we identified possible areas of concern and discussed these areas of concern with the relevant agencies. We are currently negotiating a potential resolution with the agencies involved related to these matters. We currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated, we cannot predict the timing or effect that any resulting government actions may have on our financial position or results of operations.

In addition, we are involved in various other claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of March 31, 2016, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services may become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. For example, the on-going, publicly disclosed investigations in Brazil have adversely impacted our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. The investigations in Brazil have led to, and are expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and could result in attempted cancellation or other breaches of our contracts by our shipyard customers.

In other jurisdictions, our shipyard customers’ customers in some instances have, and may in the future, sought suspension, delay or cancellation of the contracts or payment due between our shipyard customers and their customers. To the extent our shipyard customers and their customers become engaged in disputes or litigation related to any such suspensions, delays or cancellations, we may also become involved, either directly or indirectly, in such disputes or litigation, as we enforce the terms of our contracts with our shipyard customers. Further, customers in other markets may seek delay or suspension of deliveries, extending delivery into future periods, or may attempt cancellations. While we manage deliveries and collection of payment to achieve milestone payments that mitigate our financial risk, such delays, suspensions, attempted cancellations, breaches of contract or other similar circumstances, could adversely affect our operating results, collections of accounts receivable and financial condition and could reduce our backlog.

14. Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standard Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to current presentation of an asset on the balance sheet. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2016, and has applied the change retrospectively to prior periods for unamortized debt issuance costs. See Note 7 for further information on the presentation of debt issuance costs.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). This update requires companies to classify all deferred tax assets and liabilities as non-current on its consolidated financial position. The Company has early adopted ASU 2015-17 on a retrospective basis, resulting in a reclassification of current deferred tax assets and liabilities to non-current deferred tax assets and liabilities. The ASU adoption is effective January 1, 2016, and prior periods have been retrospectively adjusted. See Note 8 for further information on the presentation of deferred taxes.

In March 2016, the FASB issued Accounting Standard Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This update requires that entities record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-09 on its consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 “Leases” (ASU No. 2016-02), which supersedes the lease requirements in Accounting Standard Codification Topic No. 840 “Leases” and most industry-specific guidance. This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-02 on its consolidated financial position and results of operations.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2015, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For its first quarter ended March 31, 2016, the Company had a $119 million net loss, or $0.32 per fully diluted share, on $2.2 billion in revenue. Compared to the fourth quarter of 2015, revenue decreased $533 million or 20% and net loss decreased $1.4 billion or 92%. Compared to the first quarter of 2015, revenue decreased $2.6 billion or 55%, and net income decreased $429 million or 138%.

Operating loss excluding other items was $48 million or (2.2)% of sales in the first quarter of 2016, compared to operating profit of $141 million or 5.2% of sales in the fourth quarter of 2015, and $692 million or 14.4% of sales in the first quarter of 2015.

During the first quarter of 2016, fourth quarter of 2015, and first quarter of 2015, pre-tax other items included in operating profit (loss) were $141 million, $1,773 million and $122 million, respectively. Excluding other items charges from all periods, first quarter 2016 operating (non-GAAP) losses were $(0.06) per fully diluted share, compared to earnings of $0.23 per fully diluted share in the fourth quarter of 2015 and $1.14 per fully diluted share in the first quarter of 2015.

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

In response to rapidly deteriorating market conditions, operators adjusted accordingly by acutely reducing both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly. The average U.S. land rig count fell 27% sequentially, exiting the quarter at 450 rigs, the lowest count since the 1940s. For the first quarter of 2016, the average number of active rigs drilling worldwide decreased 41% year-over-year, with a 57% decline in the North American market alone.

Segment Performance

The Rig Systems segment generated $926 million in revenues and $67 million in operating profit or 7.2% of sales in the first quarter of 2016. Compared to the prior quarter, revenues decreased $89 million or 9%, and operating profit decreased $79 million or 54%. Compared to the first quarter of 2015, segment revenues decreased $1.6 billion or 63%, and operating profit decreased $410 million or 86%. First quarter 2016 revenue out of backlog for the Rig Systems segment decreased 9% sequentially and 66% year-over-year on fewer shipments of land rigs and postponed delivery dates of some offshore projects. During the first quarter of 2016, the segment received $97 million in new orders, composed entirely of discrete capital equipment including cranes, pressure control, and jacking systems. In light of the recent vote by the shareholders of SETE Brasil Participacoes SA to authorize Sete to file for bankruptcy, and a further decline in drilling activity during the quarter to record lows and the resulting effect on certain other customers, the Company removed $2.1 billion of orders from its backlog. Contracts for these orders remain in place and are enforceable. If these customers obtain funding to continue their projects, the Company will pursue resumption of construction and update the backlog accordingly. With this reduction, backlog for capital equipment orders for the Rig Systems segment at March 31, 2016 was $3.31 billion.

The Rig Aftermarket segment generated $391 million in revenues and $69 million in operating profit or 17.6% of sales in the first quarter of 2016. Compared to the prior quarter, revenues decreased $178 million or 31%, and operating profit decreased $69 million or 50%. Compared to the first quarter of 2015, segment revenues decreased $328 million or 46%, and operating profit decreased $135 million or 66%. Revenue decreased year-over-year as drilling contractors reduced spending and depleted existing spares inventories rather than purchase new, and deferred repair and maintenance work on their rig fleets when possible.

The Wellbore Technologies segment generated $631 million in revenue and a $91 million operating loss, or (14.4)% of sales, for the first quarter of 2016. Compared to the prior quarter, revenue decreased $126 million or 17%, and operating loss decreased $1.6 billion or 95%. Compared to the first quarter of 2015, revenues decreased $540 million or 46%, and operating profit decreased $186 million or 196%. Revenue decreased in correlation with lower levels of worldwide drilling activity, which required and consumed less of the segment’s services and product offerings. Sequential operating margins increased due to a $1,634 million impairment charge related to goodwill and a certain indefinite-lived trade name, which negatively impacted operating margins during the fourth quarter of 2015. Year-over-year operating margins declined on lower volumes and a market decline that outpaced cost reduction efforts.

The Completion & Production Solutions segment generated $558 million in revenue and $38 million in operating loss or (6.8)% of sales during the first quarter of 2016. Compared to the prior quarter, revenue decreased $188 million or 25%, and operating profit decreased $42 million. Compared to the first quarter of 2015, revenues decreased $390 million or 41%, and operating profit decreased $126 million or 143%. Revenue and operating profit decreased sequentially and year-over-year on lower levels of worldwide activity and pricing pressures.

Outlook

The persistent supply and demand imbalance has led to low commodity prices and significantly reduced activity by exploration and production companies. The reduced activity has created an oversupply of service capacity and capital equipment resulting in increasingly challenging prospects for many of our customers in the form of reduced volumes and pricing pressures. Consequently, we are cautious in our outlook for the remainder of 2016, and anticipate that our customers will minimize capital expenditures until they see the early signs of a recovery in commodity prices and overall activity levels. We also expect them to minimize parts purchases and postpone maintenance using existing stocks of spares and cannibalizing idle equipment whenever possible.

In the current environment, contractors are hesitant to invest in older equipment which can be far less productive and competitive. As a result, we anticipate that the industry will retire a significant portion of the current base of capital equipment during this cyclical downturn, which could result in newbuild orders when commodity prices recover and activity increases. However, a meaningful increase in drilling activity is not expected in 2016 as commodity prices remain at decade lows. As a result, our near-term outlook remains cautious and visibility beyond the middle of 2016 remains limited as the duration of the current market downturn is uncertain.

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

Throughout 2016, we will continue to focus on what we can control, in the form of sizing our operations with anticipated levels of activity while continuing to advance our longer term strategic goals. The Company has a history of implementing cost-controls measures and downsizing in response to depressed market conditions and has a track record of executing strategic acquisitions and developing new products and technologies. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply are deferred or canceled while global demand continues to grow.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2016 and 2015, and the fourth quarter of 2015 include the following:

	1Q16*	1Q15*	4Q15*	% 1Q16 1Q15	% 1Q16 4Q15
Active Drilling Rigs:
U.S.	555	1,379	755	(59.8%)	(26.5%)
Canada	163	309	174	(47.2%)	(6.3%)
International	1,017	1,261	1,105	(19.3%)	(8.0%)

Worldwide	1,735	2,949	2,034	(41.2%)	(14.7%)
West Texas Intermediate Crude Prices (per barrel)	$33.18	$48.54	$41.95	(31.6%)	(20.9%)
Natural Gas Prices ($/mmbtu)	$1.98	$2.87	$2.11	(31.0%)	(6.2%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2016, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 14.7% (from 2,034 to 1,735), and the U.S. decreased 26.5% (from 755 to 555), in the first quarter of 2016 compared to the fourth quarter of 2015. The average per barrel price of West Texas Intermediate Crude Oil decreased 20.9% (from $41.95 per barrel to $33.18 per barrel) and natural gas prices decreased 6.2% (from $2.11 per mmbtu to $1.98 per mmbtu) in the first quarter of 2016 compared to the fourth quarter of 2015.

U.S. rig activity at April 29, 2016 was 420 rigs, decreasing 24% compared to the first quarter of 2016 average of 555 rigs. The price for West Texas Intermediate Crude Oil was at $45.92 per barrel at April 29, 2016, increasing 38% from the first quarter of 2016 average. The price for natural gas was at $2.18 per mmbtu at April 29, 2016, increasing 10% from the first quarter of 2016 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
Rig Systems	$926	$2,523
Rig Aftermarket	391	719
Wellbore Technologies	631	1,171
Completion & Production Solutions	558	948
Eliminations	(317)	(541)

Total revenue	$2,189	$4,820

Operating profit (loss):
Rig Systems	$67	$477
Rig Aftermarket	69	204
Wellbore Technologies	(91)	95
Completion & Production Solutions	(38)	88
Eliminations and corporate costs	(196)	(294)

Total operating profit (loss)	$(189)	$570

Operating profit (loss)%:
Rig Systems	7.2%	18.9%
Rig Aftermarket	17.6%	28.4%
Wellbore Technologies	(14.4%)	8.1%
Completion & Production Solutions	(6.8%)	9.3%
Total operating loss %	(8.6%)	11.8%

Rig Systems

Three months ended March 31, 2016 and 2015. Revenue from Rig Systems was $926 million for the three months ended March 31, 2016, compared to $2,523 million for the three months ended March 31, 2015, a decrease of $1,597 million or 63%.

Operating profit from Rig Systems was $67 million for the three months ended March 31, 2016 compared to $477 million for the three months ended March 31, 2015, a decrease of $410 million or 86%. Operating profit percentage decreased to 7.2% for the three months ended March 31, 2016, from 18.9% in the three months ended March 31, 2015. Operating profit percentage decreased as the segment’s through-put fell in its manufacturing facilities as the Company work down its backlog.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. In light of the recent vote by the shareholders of SETE Brasil Participacoes SA to authorize Sete to file for bankruptcy, and a further decline in drilling activity during the quarter to record lows and the resulting effect on certain other customers, the Company removed $2.1 billion of orders from its backlog. Contracts for these orders remain in place and are enforceable. If these customers obtain funding to continue their projects, the Company will pursue resumption of construction and update the backlog accordingly. The capital equipment backlog was $3.3 billion at March 31, 2016, a decrease of $7.1 billion, or 68%, from backlog of $10.4 billion at March 31, 2015. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $1.2 to $1.3 billion of revenue out of backlog for the remainder of 2016. At March 31, 2016, approximately 83% of the capital equipment backlog was for offshore products and approximately 87% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three months ended March 31, 2016 and 2015. Revenue from Rig Aftermarket was $391 million for the three months ended March 31, 2016, compared to $719 million for the three months ended March 31, 2015, a decrease of $328 million or 46%. This decrease was due to the overall decrease in drilling rigs and drilling activity with customers using existing inventories and components from idle and unused rigs rather than purchasing new.

Operating profit from Rig Aftermarket was $69 million for the three months ended March 31, 2016 compared to $204 million for the three months ended March 31, 2015, a decrease of $135 million or 66%. Operating profit percentage decreased to 17.6% for the three months ended March 31, 2016, from 28.4% in the three months ended March 31, 2015. Operating profit percentage decreased due to lower volumes and pricing pressure.

Wellbore Technologies

Three months ended March 31, 2016 and 2015. Revenue from Wellbore Technologies was $631 million for the three months ended March 31, 2016, compared to $1,171 million for the three months ended March 31, 2015, a decrease of $540 million or 46%. This decrease was due to the overall decrease in drilling activity.

Operating loss from Wellbore Technologies was $91 million for the three months ended March 31, 2016 compared to operating profit of $95 million for the three months ended March 31, 2015, a decrease of $186 million or 196%. Operating profit (loss) percentage decreased to (14.4)% for the three months ended March 31, 2016, from 8.1% in the three months ended March 31, 2015. This decrease was due to lower volumes and pricing pressures resulting from an overall decrease in drilling activity.

Completion & Production Solutions

Three months ended March 31, 2016 and 2015. Revenue from Completion & Production Solutions was $558 million for the three months ended March 31, 2016, compared to $948 million for the three months ended March 31, 2015, a decrease of $390 million or 41%. This decrease was due to the overall decrease in market activity.

Operating loss from Completion & Production Solutions was $38 million for the three months ended March 31, 2016 compared to operating profit of $88 million for the three months ended March 31, 2015, a change of $126 million or 143%. Operating profit (loss) percentage decreased to (6.8)% for the three months ended March 31, 2016, from 9.3% in the three months ended March 31, 2015. This decrease was due to an overall decrease in market activity and a shift in product mix as revenue decreased more in higher operating profit businesses such as pressure pumping and fiberglass pipe.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $994 million at March 31, 2016, a decrease of $469 million, or 32% from backlog of $1,463 million at March 31, 2015. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $791 million of revenue out of backlog in 2016 and approximately $203 million of revenue out of backlog in 2017 and thereafter. At March 31, 2016, approximately 76% of the capital equipment backlog was for offshore products and approximately 91% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

On January 1, 2016, to provide a clearer measurement of segment performance, the Company will no longer allocate certain corporate overhead costs to its segments and is now capturing those costs in “Eliminations and corporate costs.” Prior period amounts have been reclassified to make the segment performance comparable. For the three months end March 31, 2016 and 2015, the corporate costs were $50 million and $67 million, respectively.

Eliminations and corporate costs were $196 million and $294 million for the three months ended March 31, 2016 and 2015, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Voluntary Early Retirement Plans

Also included in operating profit (loss) are certain restructuring and other items primarily related to costs associated with Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarters of 2016 and 2015. In 2016 and 2015, VERP costs included $45 million and $58 million in severance, respectively, $35 million and $45 million in postretirement medical benefits, respectively, and $5 million and $18 million related to stock-based compensation, respectively.

Other income (expense), net

Other income (expense), net were expenses of $21 million and $56 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in expense was primarily due to the fluctuations in foreign currencies as well as the write down of assets related to the Company’s Venezuelan businesses in the first quarter of 2015.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2016 was 50.0%, compared to 37.6% for the same period in 2015. Compared to the U.S. statutory rate, the effective tax rate was positively impacted in the periods by the effect of lower tax rates on income earned in foreign jurisdictions, foreign exchange losses for tax reporting in Norway, and a reduction in tax reserves due to audit settlements and the expiration of the statute of limitations on open tax years.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The non-GAAP financial measures we focus on herein are: (i) operating profit excluding other items, (ii) operating profit percentage excluding other items and (iii) operating (non-GAAP) earnings per share. Each of these financial measures excludes the impact of certain amounts as further identified below and has not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
Reconciliation of operating profit (loss):
GAAP operating profit (loss)	$(189)	$570	$(1,632)
Goodwill and other intangible asset write-downs (1):
Wellbore Technologies	—	—	1,634
Restructuring and other items (2):
Rig Systems	52	40	47
Rig Aftermarket	8	8	1
Wellbore Technologies	38	45	58
Completion & Production Solutions	34	29	33
Eliminations	9	—	—

Operating profit (loss) excluding other items	$(48)	$692	$141

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
Reconciliation of operating profit (loss) %:
GAAP operating profit (loss) %	(8.6%)	11.8%	(60.0%)
Other items %	6.4%	2.6%	65.2%

Operating profit (loss) % excluding other items	(2.2%)	14.4%	5.2%

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
Reconciliation of diluted earnings (loss) per share:
GAAP earnings (loss) per share	$(0.32)	$0.76	$(4.06)
Goodwill and other intangible asset write-downs (1)	—	—	4.21
Restructuring and other items (2)	0.25	0.19	0.25
Fixed asset write-downs (Other income (expense), net)	0.01	—	—
Argentina/Venezuela asset write-down (Other income (expense), net)	—	0.02	0.01
Tax items (Provision for income taxes)	—	0.17	(0.18)

Operating (non-GAAP) earnings (loss) per share	$(0.06)	$1.14	$0.23

(1)	Included in operating profit are other items related to goodwill and intangible asset impairments.
(2)	Included in operating profit are restructuring and other items related to costs associated with Voluntary Early Retirement Plans established by the Company during the first quarters of 2016 and 2015 and costs related to severance, facility closures, and other items. See Note 6. For the three months ended March 31, 2016 and 2015, restructuring and other items included in operating profit were $141 million and $122 million, respectively. Other items included in operating profit for the three months ended December 31, 2015 totaled $1,773 million.

Liquidity and Capital Resources

Overview

The Company assesses liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The Company remains in a strong financial position, with resources available to reinvest in existing businesses, strategic acquisitions and capital expenditures to meet short- and long-term objectives. The Company believes that cash on hand, cash generated from expected results of operations, amounts available under its credit facility and its commercial paper program will be sufficient to fund operations, anticipated working capital needs and other cash requirements such as capital expenditures, debt and interest payments and dividend payments for the foreseeable future.

At March 31, 2016, the Company had cash and cash equivalents of $1,759 million, and total debt of $3,379 million. At December 31, 2015, cash and cash equivalents were $2,080 million and total debt was $3,909 million. A significant portion of the consolidated cash balances are maintained in accounts in various foreign subsidiaries and, if such amounts were transferred among countries or repatriated to the U.S., such amounts may be subject to additional tax obligations. Of the $1,759 million of cash and cash equivalents at March 31, 2016, approximately $1,635 million is held outside the U.S. If opportunities to invest in the U.S. are greater than available cash balances, rather than repatriating this cash, the Company may choose to borrow against its credit facility or its commercial paper program.

The Company’s outstanding debt at March 31, 2016 was $3,379 million and consisted of $499 million in 1.35% Senior Notes, $1,390 million in 2.60% Senior Notes, $1,087 million in 3.95% Senior Notes, $207 million in commercial paper borrowings and other debt of $196 million. The Company was in compliance with all covenants at March 31, 2016.

At March 31, 2016, there were $210 million in commercial paper borrowings (gross of debt issuance costs) supported by the $4.5 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $4,290 million of funds available under this credit facility.

The Company also had $1,887 million of additional outstanding letters of credit at March 31, 2016 that are under various bilateral letter of credit facilities. Other letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$621	$114
Net cash used in investing activities	(103)	(149)
Net cash used in financing activities	(861)	(436)

Operating Activities

For the first three months of 2016, cash provided by operating activities was $621 million compared to $114 million in the same period of 2015. Before changes in operating assets and liabilities, net of acquisitions, cash was used by operations primarily through loss from operations of $118 million plus non-cash charges of $123 million, plus $6 million in equity loss from unconsolidated affiliates.

Net changes in operating assets and liabilities, net of acquisitions, provided $610 million of cash for the first three months of 2016 compared to $464 million used in the same period in 2015. The increase in cash provided in the first three months of 2016 compared to the same period in 2015 was primarily due to declines in accounts receivable, inventory and costs in excess of billings, partially offset by declines in accounts payable, accrued liabilities and billings in excess of costs.

Investing Activities

For the first three months of 2016, net cash used in investing activities was $103 million compared to $149 million for the same period of 2015. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity, both of which decreased in the first three months of 2016 compared to the same period of 2015. The Company used $84 million during the first three months of 2016 for capital expenditures compared to $130 million for the same period of 2015 and $21 million for acquisitions in the first three months of 2016, compared to $23 million for the same period of 2015.

Financing Activities

For the first three months of 2016, net cash used in financing activities was $861 million compared to $436 million for the same period of 2015. This increase was primarily the result of $684 million used to make payments on net commercial paper borrowings in the first quarter of 2016 compared to $1,079 million of net commercial paper borrowings in the first quarter of 2015 used to purchase $1,330 million (24.5 million shares) of the Company’s outstanding common shares.

Other

The effect of the change in exchange rates on cash flows was an increase of $22 million and a decrease of $41 million for the first three months of 2016 and 2015, respectively.

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

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standard Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to current presentation of an asset on the balance sheet. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2016, and has applied the change retrospectively to prior periods for unamortized debt issuance costs. See Note 7 for further information on the presentation of debt issuance costs.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). This update requires companies to classify all deferred tax assets and liabilities as non-current on its consolidated financial position. The Company has early adopted ASU 2015-17 on a retrospective basis, resulting in a reclassification of current deferred tax assets and liabilities to non-current deferred tax assets and liabilities. The ASU adoption is effective January 1, 2016, and prior periods have been retrospectively adjusted. See Note 8 for further information on the presentation of deferred taxes.

In March 2016, the FASB issued Accounting Standard Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” (ASU 2016-9) This update requires that entities record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-09 on its consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 “Leases” (ASU No. 2016-02), which supersedes the lease requirements in Accounting Standard Codification Topic No. 840 “Leases” and most industry-specific guidance. This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-02 on its consolidated financial position and results of operations.

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

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $4 million in the first three months of 2016, compared to approximately $22 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods at March 31, 2016 (in millions, except contract rates):

	As of March 31, 2016			December 31,
Functional Currency	2016	2017	Total	2015
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	—	—	—	10
Average USD to CAD contract rate	—	—	—	1.3759
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	108		108	136
Average USD to CAD contract rate	1.3159		1.3159	1.3554
Fair Value at March 31, 2016 in U.S. dollars	1	—	1	(2)
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	3	1	4	11
Average USD to EUR contract rate	0.9205	0.8851	0.9162	0.8528
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	179	1	180	199
Average USD to EUR contract rate	0.8879	0.8771	0.8879	0.8953
Fair Value at March 31, 2016 in U.S. dollars	2	—	2	(5)
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	40,559	—	40,559	23,613
Average USD to KRW contract rate	1,159	—	1,159	1,181
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	1	—	1	2
Average USD to GBP contract rate	0.6872	—	0.6872	0.6416
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	162	—	162	170
Average USD to GBP contract rate	0.6997	—	0.6997	0.6613
Fair Value at March 31, 2016 in U.S. dollars	1	—	1	(5)

	As of March 31, 2016			December 31,
Functional Currency	2016	2017	Total	2015
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	7	—	7	7
Average CAD to USD contract rate	0.7635	—	0.7635	0.7635
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	26	—	26	24
Average DKK to USD contract rate	0.1545	—	0.1545	0.1553
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	166	36	202	278
Average EUR to USD contract rate	1.1604	1.1241	1.1537	1.1925
Fair Value at March 31, 2016 in U.S. dollars	(3)	1	(2)	(23)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	21	—	21	20
Average GBP to USD contract rate	1.5511	—	1.5510	1.5568
Fair Value at March 31, 2016 in U.S. dollars	(2)	—	(2)	(1)
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	1,034	302	1,336	1,501
Average NOK to USD contract rate	0.1339	0.1246	0.1317	0.1353
Fair Value at March 31, 2016 in U.S. dollars	(102)	(9)	(111)	(239)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	5	5	10	12
Average SGD to USD contract rate	0.7825	0.7262	0.7545	0.7534
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	(1)
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	1	—	1	—
Average CAD to USD contract rate	0.7024	—	0.7024	—
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	13	—	13	8
Average DKK to USD contract rate	0.1506	—	0.1506	0.1510
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	72	—	72	89
Average EUR to USD contract rate	1.1112	—	1.1112	1.1075
Fair Value at March 31, 2016 in U.S. dollars	(2)	—	(2)	1
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	7	—	7	3
Average GBP to USD contract rate	1.4713	—	1.4713	1.4961
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	84	6	90	110
Average NOK to USD contract rate	0.1292	0.1149	0.1280	0.1321
Fair Value at March 31, 2016 in U.S. dollars	5	—	5	15
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	30	—	30	30
Average RUB to USD contract rate	0.0143	—	0.0143	0.0139
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	1
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	1	2
Average SGD to USD contract rate	0.7245	—	0.7245	0.7082
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	—
BRL Buy EUR/Sell BRL:
Notional amount to sell (in U.S. dollars)	53	—	53	199
Average EUR to BRL contract rate	4.5947	—	4.5947	4.3679
Fair Value at March 31, 2016 in U.S. dollars	(1)	—	(1)	1
Sell EUR/Buy BRL:
Notional amount to sell (in U.S. dollars)	194	—	194	427
Average EUR to BRL contract rate	4.7735	—	4.7735	4.6985
Fair Value at March 31, 2016 in U.S. dollars	7	—	7	4

	As of March 31, 2016			December 31,
Functional Currency	2016	2017	Total	2015
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	980	—	980	1,396
Average DKK to USD contract rate	6.5572	—	6.5572	6.5618
Fair Value at March 31, 2016 in U.S. dollars	1	—	1	(8)
Other Currencies
Fair Value at March 31, 2016 in U.S. dollars	—	—	—	2

Total Fair Value at March 31, 2016 in U.S. dollars	(93)	(8)	(101)	(260)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $206 million and translation exposures totaling $303 million as of March 31, 2016 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $13 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $30 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2016, long term borrowings consisted of $499 million in 1.35% Senior Notes, $1,390 million in 2.60% Senior Notes and $1,087 million in 3.95% Senior Notes. At March 31, 2016, there were $210 million in commercial paper borrowings (gross of debt issuance costs) and no outstanding letters of credit issued under the credit facility, resulting in $4,290 million of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2015 Annual Report on Form 10-K.

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

Date: May 5, 2016	By:	/s/ Scott K. Duff
Scott K. Duff
Senior Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	Amendment No. 2 to the Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., as Administrative Agent, the other agents named therein, and the lenders parties thereto. (Exhibit 10.1) (4)

10.3	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text.

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 13, 2015.

(5)	Filed as Appendix I to our Proxy Statement filed on April 10, 2013.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.