Form 10-Q
period 2016-06-30
NATIONAL OILWELL VARCO INC
filed 2016-08-03
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 29, 2016 the registrant had 377,631,319 shares of common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,661	$2,080
Receivables, net	2,044	2,926
Inventories, net	4,287	4,678
Costs in excess of billings	790	1,250
Prepaid and other current assets	422	491

Total current assets	9,204	11,425
Property, plant and equipment, net	3,277	3,124
Deferred income taxes	147	130
Goodwill	6,986	6,980
Intangibles, net	3,709	3,849
Investment in unconsolidated affiliates	314	327
Other assets	147	135

Total assets	$23,784	$25,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434	$623
Accrued liabilities	1,774	2,284
Billings in excess of costs	653	785
Current portion of long-term debt and short-term borrowings	12	2
Accrued income taxes	74	264

Total current liabilities	2,947	3,958
Long-term debt	3,268	3,907
Deferred income taxes	1,103	1,362
Other liabilities	280	283

Total liabilities	7,598	9,510

Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 377,085,852 and 375,764,794 shares issued and outstanding at June 30, 2016 and December 31, 2015	4	4
Additional paid-in capital	8,040	8,005
Accumulated other comprehensive loss	(1,325)	(1,553)
Retained earnings	9,399	9,927

Total Company stockholders’ equity	16,118	16,383
Noncontrolling interests	68	77

Total stockholders’ equity	16,186	16,460

Total liabilities and stockholders’ equity	$23,784	$25,970

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,724	$3,909	$3,913	$8,729
Cost of revenue	1,689	3,054	3,634	6,697

Gross profit	35	855	279	2,032
Selling, general and administrative	305	417	738	1,024

Operating profit (loss)	(270)	438	(459)	1,008
Interest and financial costs	(30)	(26)	(55)	(52)
Interest income	3	2	8	7
Equity income (loss) in unconsolidated affiliates	(7)	7	(13)	16
Other income (expense), net	(34)	(30)	(55)	(86)

Income (loss) before income taxes	(338)	391	(574)	893
Provision for income taxes	(121)	105	(239)	294

Net income (loss)	(217)	286	(335)	599
Net income (loss) attributable to noncontrolling interests	—	(3)	1	—

Net income (loss) attributable to Company	$(217)	$289	$(336)	$599

Net income (loss) attributable to Company per share:
Basic	$(0.58)	$0.75	$(0.90)	$1.51

Diluted	$(0.58)	$0.74	$(0.90)	$1.51

Cash dividends per share	$0.05	$0.46	$0.51	$0.92

Weighted average shares outstanding:
Basic	375	387	375	397

Diluted	375	388	375	398

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(217)	$286	$(335)	$599
Currency translation adjustments	(46)	107	97	(311)
Changes in derivative financial instruments, net of tax	29	92	131	26

Comprehensive income (loss)	(234)	485	(107)	314
Comprehensive income (loss) attributable to noncontrolling interest	—	(3)	1	—

Comprehensive income (loss) attributable to Company	$(234)	$488	$(108)	$314

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(335)	$599
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	353	380
Deferred income taxes	(288)	26
Equity (income) loss in unconsolidated affiliates	13	(16)
Dividend from unconsolidated affiliate	6	34
Other, net	195	162
Change in operating assets and liabilities, net of acquisitions:
Receivables	858	907
Inventories	320	(192)
Costs in excess of billings	460	68
Prepaid and other current assets	70	41
Accounts payable	(190)	(343)
Accrued liabilities	(514)	(498)
Billings in excess of costs	(132)	(507)
Income taxes payable	(190)	(406)
Other assets/liabilities, net	123	53

Net cash provided by operating activities	749	308

Cash flows from investing activities:
Purchases of property, plant and equipment	(161)	(234)
Business acquisitions, net of cash acquired	(36)	(44)
Other	3	6

Net cash used in investing activities	(194)	(272)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2,963	4,751
Payments against lines of credit and other debt	(3,748)	(3,612)
Cash dividends paid	(192)	(363)
Share repurchases	—	(1,777)
Proceeds from stock options exercised	1	5
Other	(14)	(1)

Net cash used in financing activities	(990)	(997)
Effect of exchange rates on cash	16	(31)

Decrease in cash and cash equivalents	(419)	(992)
Cash and cash equivalents, beginning of period	2,080	3,536

Cash and cash equivalents, end of period	$1,661	$2,544

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$53	$50
Income taxes	$120	$660

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the 2016 presentation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	June 30, 2016	December 31, 2015
Raw materials and supplies	$1,066	$1,069
Work in process	605	632
Finished goods and purchased products	2,616	2,977

Total	$4,287	$4,678

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2016	December 31, 2015
Customer prepayments and billings	$355	$426
Vendor costs	278	449
Compensation	232	241
Warranty	208	244
Taxes (non-income)	128	175
Fair value of derivative financial instruments	104	261
Insurance	97	113
Commissions	60	73
Interest	8	8
Other	304	294

Total	$1,774	$2,284

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2015	$244

Net provisions for warranties issued during the year	31
Amounts incurred	(67)
Currency translation adjustments and other	—

Balance at June 30, 2016	$208

4. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$7,937	$9,082
Estimated earnings	3,700	4,080

	11,637	13,162
Less: Billings to date	11,500	12,697

	$137	$465

Costs and estimated earnings in excess of billings on uncompleted contracts	$790	$1,250
Billings in excess of costs and estimated earnings on uncompleted contracts	(653)	(785)

	$137	$465

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2015	$(1,279)	$(205)	$(69)	$(1,553)
Accumulated other comprehensive income (loss) before reclassifications	97	47	—	144
Amounts reclassified from accumulated other comprehensive income (loss)	—	84	—	84

Balance at June 30, 2016	$(1,182)	$(74)	$(69)	$(1,325)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2016				2015
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(2)	$—	$(2)	$—	$(66)	$—	$(66)
Cost of revenue	—	46	—	46	—	153	—	153
Tax effect	—	(12)	—	(12)	—	(26)	—	(26)

	$—	$32	$—	$32	$—	$61	$—	$61

	Six Months Ended June 30,
	2016				2015
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(3)	$—	$(3)	$—	$(1)	$—	$(1)
Cost of revenue	—	122	—	122	—	152	—	152
Other income (expense), net	—	—	—	—	—	—	—	—
Tax effect	—	(35)	—	(35)	—	(44)	—	(44)

	$—	$84	$—	$84	$—	$107	$—	$107

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended June 30, 2016, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $46 million, upon the translation from local currencies to the U.S. dollar. For the six months ended June 30, 2016, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $97 million, upon the translation from local currencies to the U.S. dollar. For the three months ended June 30, 2015, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $107 million, upon the translation from local currencies to the U.S. dollar. For the six months ended June 30, 2015, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $311 million, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $29 million (net of tax of $12 million) and $131 million (net of tax of $52 million) for the three and six months ended June 30, 2016, respectively. The accumulated effect was other comprehensive income of $92 million (net of tax of $34 million) and $26 million (net of tax of $13 million) for the three and six months ended June 30, 2015, respectively.

6. Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rig Systems	$564	$1,930	$1,490	$4,453
Rig Aftermarket	364	657	755	1,376
Wellbore Technologies	511	956	1,142	2,127
Completion & Production Solutions	538	873	1,096	1,821
Eliminations	(253)	(507)	(570)	(1,048)

Total revenue	$1,724	$3,909	$3,913	$8,729

Operating profit (loss):
Rig Systems	$7	$421	$74	$898
Rig Aftermarket	62	153	131	357
Wellbore Technologies	(146)	48	(237)	143
Completion & Production Solutions	(33)	85	(71)	173
Eliminations and corporate costs	(160)	(269)	(356)	(563)

Total operating profit (loss)	$(270)	$438	$(459)	$1,008

Operating profit (loss)%:
Rig Systems	1.2%	21.8%	5.0%	20.2%
Rig Aftermarket	17.0%	23.3%	17.4%	25.9%
Wellbore Technologies	(28.6%)	5.0%	(20.8%)	6.7%
Completion & Production Solutions	(6.1%)	9.7%	(6.5%)	9.5%
Total operating profit (loss) %	(15.7%)	11.2%	(11.7%)	11.5%

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

Included in operating profit are other items primarily related to costs associated with Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarters of 2016 and 2015 and certain costs related to severance and facility closures. As of June 30, 2016, the Company had approximately $72 million accrued for the VERP postretirement medical benefits. Other items by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other items:
Rig Systems	$23	$3	$75	$43
Rig Aftermarket	5	2	13	10
Wellbore Technologies	50	9	88	54
Completion & Production Solutions	38	3	72	32
Eliminations and corporate costs	1	—	10	—

Total other items	$117	$17	$258	$139

7. Debt

Debt consists of (in millions):

	June 30,	December 31,
	2016	2015
$500 million in Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	$499	$498
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,390	1,389
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,087	1,087
Commercial paper	108	890
Other	196	45

Total debt	3,280	3,909
Less current portion	12	2

Long-term debt	$3,268	$3,907

On January 1, 2016, the Company adopted Accounting Standards Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We have applied the change retrospectively for prior period balances of unamortized debt issuance costs, resulting in a $21 million reduction in other assets and long-term debt on our consolidated balance sheet as of December 31, 2015. The table above now presents our debt liability net of the related debt discount and debt issuance costs.

The Company has a $4.5 billion, five-year credit facility which expires September 28, 2018. The Company also has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $4.5 billion, five-year credit facility. At June 30, 2016, there were $110 million in commercial paper borrowings (gross of debt issuance costs), and there were no outstanding letters of credit issued under the credit facility, resulting in $4,390 million of funds available under this credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 1.125% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2016, the Company was in compliance with a debt-to-capitalization ratio of 16.8%.

The Company had $1,343 million of outstanding letters of credit at June 30, 2016 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2016 and December 31, 2015, the fair value of the Company’s unsecured Senior Notes approximated $2,665 million and $2,551 million, respectively. At June 30, 2016 and December 31, 2015, the carrying value of the Company’s unsecured Senior Notes approximated $2,976 million and $2,974 million, respectively. The carrying value of the Company’s variable rate borrowings approximates fair value.

8. Tax

The effective tax rate for the three and six months ended June 30, 2016 was 35.8% and 41.6%, respectively, compared to 26.9% and 32.9% for the same periods in 2015. Lower tax rates on income earned in foreign jurisdictions, foreign dividends net of foreign tax credits, foreign exchange losses for tax reporting in Norway, and a reduction in tax reserves due to audit settlements provided tax benefits which, when applied to losses generated during the six-month period, resulted in a higher effective tax rate than the U.S. statutory rate. The tax benefits were partially offset by nondeductible expenses and an increase in valuation allowance on deferred taxes.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Federal income tax at U.S. federal statutory rate	$(118)	$137	$(201)	$313
Foreign income tax rate differential	3	(41)	(24)	(87)
State income tax, net of federal benefit	(1)	—	(5)	3
Nondeductible expenses	9	12	21	17
Tax benefit of manufacturing deduction	—	—	—	(10)
Foreign dividends, net of foreign tax credits	(24)	8	(19)	15
Tax impact of foreign exchange	1	(19)	(7)	(18)
Change in valuation allowance	11	3	21	6
Tax rate change on temporary differences	(5)	1	(3)	(3)
Change in tax reserves	3	—	(20)	69
Other	—	4	(2)	(11)

Provision for income taxes	$(121)	$105	$(239)	$294

The balance of unrecognized tax benefits at June 30, 2016 was $27 million. The Company does not anticipate its total unrecognized tax benefits at June 30, 2016 to significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

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

For the three and six months ended June 30, 2016, the Company is utilizing the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period is being reported. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

For the three and six months ended June 30, 2015, the Company utilized the estimated annual effective tax rate method in computing its interim tax provisions. The relationship between pre-tax accounting income and income tax for these periods allowed the Company to estimate the annual effective tax rate to be applied to year-to-date income in those periods.

On January 1, 2016, the Company adopted Accounting Standard Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a retrospective basis. Rather than classify deferred tax assets and liabilities as current and non-current, this update requires that deferred tax assets and liabilities be classified as non-current in the Consolidated Balance Sheet. Adoption of this standard resulted in a reclassification of our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities in our Consolidated Balance Sheet. Prior periods have been retrospectively adjusted. At December 31, 2015, $376 million of current deferred tax assets have been reclassified to non-current deferred tax liabilities, $358 million of non-current deferred tax assets have been reclassified to non-current deferred tax liabilities, and $291 million of current deferred tax liabilities have been reclassified to non-current deferred tax liabilities.

9. Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan was increased during the second quarter of 2016 to 69.4 million. The Plan is now subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At June 30, 2016, 31,391,412 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

On February 24, 2016, the Company granted 3,672,411 stock options with a fair value of $6.44 per share and an exercise price of $28.24 per share; 1,732,095 shares of restricted stock and restricted stock units with a fair value of $28.24 per share; performance share awards to senior management employees with potential payouts varying from zero to 341,780 shares; and 4,618,400 SARs with an exercise price of $28.24 and a fair value of $6.44 per SAR. The stock options vest over a three-year period from the grant date while the restricted stock and restricted stock units vest on the third anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three year performance period. The SARs are cash-settled awards and vest over a three-year period from the grant date. Upon exercise of the SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period.

On May 18, 2016, the Company granted 44,520 restricted stock awards with a fair value of $31.45 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $21 million and $50 million for the three and six months ended June 30, 2016, respectively, and $22 million and $62 million for the three and six months ended June 30, 2015, respectively. Included in stock-based compensation for the six months ended June 30, 2016 and 2015 is $5 million and $18 million, respectively, related to the Voluntary Early Retirement Plan established by the Company in the first quarter of each year. The total income tax benefit recognized in the Consolidated Statements of Income for all stock-based compensation arrangements under the Plan was $5 million and $12 million for the three and six months ended June 30, 2016, respectively, and $6 million and $13 million for the three and six months ended June 30 2015, respectively.

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

At June 30, 2016, the Company has determined that the fair value of its derivative financial instruments representing assets of $43 million and liabilities of $109 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At June 30, 2016, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $66 million.

At June 30, 2016, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For the three and six months ended June 30, 2016, the Company recognized losses of $1 million and $17 million, respectively, as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At June 30, 2016, there were $96 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	June 30, 2016		December 31, 2015
Norwegian Krone	NOK	7,277	NOK	9,655
Euro	EUR	246	EUR	78
U.S. Dollar	USD	193	USD	321
Danish Krone	DKK	52	DKK	57
Singapore Dollar	SGD	10	SGD	14
British Pound Sterling	GBP	1	GBP	4
Canadian Dollar	CAD	—	CAD	2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	June 30, 2016		December 31, 2015
Russian Ruble	RUB	1,997	RUB	2,164
Norwegian Krone	NOK	1,756	NOK	2,265
U.S. Dollar	USD	399	USD	515
Euro	EUR	227	EUR	371
Danish Krone	DKK	80	DKK	153
British Pound Sterling	GBP	12	GBP	11
Canadian Dollar	CAD	6	CAD	7
Singapore Dollar	SGD	2	SGD	5

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$5	Accrued liabilities	$88	$212
Foreign exchange contracts	Other Assets	19	—	Other liabilities	4	25

Total derivatives designated as hedging instruments under ASC Topic 815		$24	$5		$92	$237

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$12	$21	Accrued liabilities	$16	$49
Foreign exchange contracts	Other Assets	7	—	Other Liabilities	1	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$19	$21		$17	$49

Total derivatives		$43	$26		$109	$286

The Effect of Derivative Instruments on the Consolidated Statements of Income
($ in millions)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015		2016	2015
			Revenue	3	1	Cost of revenue	(17)	(22)
Foreign exchange contracts	65	(105)	Cost of revenue	(105)	(138)	Other income (expense), net	1	(1)

Total	65	(105)		(102)	(137)		(16)	(23)

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2016	2015
Foreign exchange contracts	Other income (expense), net	3	(55)

Total		3	(55)

(a)	The Company expects that $(94) million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $(17) million and $(22) million related to the ineffective portion of the hedging relationships for each of the six months ended June 30, 2016 and 2015, respectively, and $1 million and $(1) million related to the amount excluded from the assessment of the hedge effectiveness for the six months ended June 30, 2016 and 2015, respectively.

11. Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Company	$(217)	$289	$(336)	$599

Denominator:
Basic—weighted average common shares outstanding	375	387	375	397
Dilutive effect of employee stock options and other unvested stock awards	—	1	—	1

Diluted outstanding shares	375	388	375	398

Net income (loss) attributable to Company per share:
Basic	$(0.58)	$0.75	$(0.90)	$1.51

Diluted	$(0.58)	$0.74	$(0.90)	$1.51

Cash dividends per share	$0.05	$0.46	$0.51	$0.92

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the three and six months ended June 30, 2016 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 14 million shares for each of the three and six months ended June 30, 2016 and 14 million shares for each of the three and six months ended June 30, 2015.

12. Cash Dividends

On May 19, 2016, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on June 24, 2016, to each stockholder of record on June 10, 2016. Cash dividends were $19 million and $192 million for the three and six months ended June 30, 2016, and $178 million and $363 million for the three and six months ended June 30, 2015, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

In addition, we are involved in various other claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of June 30, 2016, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the specific cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services may become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. For example, the on-going, publicly disclosed investigations in Brazil have adversely impacted our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. The investigations in Brazil have led to, and are expected to continue to lead to, delays in deliveries to our shipyard customers in Brazil, along with temporary suspension of performance under our supply contracts, and have resulted in cancellations and could result in further attempted cancellation or other breaches of our contracts by our shipyard customers.

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

14. Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This update requires that entities record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company will adopt ASU No. 2016-09 on January 1, 2017.

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

In April 2015, the FASB issued Accounting Standard Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to historical presentation as an asset on the balance sheet. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2016, and has applied the change retrospectively to prior periods for unamortized debt issuance costs. See Note 7 for further information on the presentation of debt issuance costs.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15), which amends FASB Accounting Standards Codification 205 “Presentation of Financial Statements.” This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of the adoption of ASU No. 2014-15 on its consolidated financial position and results of operations.

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

To achieve higher efficiencies and reduce costs in the current market, the Company intends to combine the Rig Offshore and Land reporting units during the third quarter of 2016. We will test each of the two reporting units for goodwill impairment before merging them, in accordance with accounting guidance ASC Topic 350, “Intangibles – Goodwill and Other.”

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, manifolds, wellheads and completion tools; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies.

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

EXECUTIVE SUMMARY

For its second quarter ended June 30, 2016, the Company had a $217 million net loss, or $0.58 per fully diluted share, on $1.7 billion in revenue. Compared to the first quarter of 2016, revenue decreased $465 million or 21% and net loss increased $98 million or 82%. Compared to the second quarter of 2015, revenue decreased $2.2 billion or 56%, and net income decreased $506 million or 175%.

Excluding other items from all periods, operating loss was $153 million or (8.9)% of sales in the second quarter of 2016, compared to operating loss of $48 million or (2.2)% of sales in the first quarter of 2016, and operating profit of $455 million or 11.6% of sales in the second quarter of 2015.

During the second quarter of 2016, first quarter of 2016, and second quarter of 2015, pre-tax other items included in operating profit (loss) were $117 million, $141 million and $17 million, respectively. Excluding other items from all periods, second quarter 2016 operating (non-GAAP) losses were $(0.30) per fully diluted share, compared to losses of $(0.06) per fully diluted share in the first quarter of 2016 and earnings of $0.77 per fully diluted share in the second quarter of 2015.

Oil & Gas Equipment and Services Market

Over the past decade, technological advancements in the oilfield equipment and service space unlocked production from formations that were previously deemed uneconomic, especially in North America. From 2004 to 2014 global oil and liquids supply increased dramatically from U.S. unconventional resources, deep-water (defined as water depths greater than 400 feet) resources and from other sources. The advances in technology combined with relatively high commodity prices caused by growing demand enabled and sustained an increase in global drilling activity. In recent years, global supply started to catch up to demand, and in the latter half of 2014, demand growth in areas such as Asia, Europe and the U.S. weakened while drilling activity remained strong and production continued to grow. As a result, the first signs of an oversupply-related imbalance appeared and prices began to decline. Unlike previous cycles, when the Organization of the Petroleum Exporting Countries (OPEC) curtailed production levels to defend pricing, certain members of OPEC increased production in an effort to increase market share and financially stress higher cost producers, most notably those operating in the North American shale market. As a result, the price of oil declined significantly during early 2015, remained depressed throughout the year, and underwent another major reduction toward the end of 2015. In early 2016, the market witnessed oil trading in the high $20 per barrel range, a price range not seen since 2003. During the second quarter the average oil price improved to $45 per barrel, however global supply remained well in excess of demand.

In response to rapidly deteriorating market conditions, operators adjusted accordingly by acutely reducing both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly. The market decline continued throughout the second quarter with active drilling rig counts hitting 70 year lows.

Segment Performance

The Rig Systems segment generated $564 million in revenue and $7 million in operating profit or 1.2% of sales in the second quarter of 2016. Compared to the prior quarter, revenue decreased $362 million or 39%, and operating profit decreased $60 million or 90%. Compared to the second quarter of 2015, segment revenue decreased $1.4 billion or 71%, and operating profit decreased $414 million or 98%. Second quarter 2016 revenue out of backlog for the Rig Systems segment decreased 43% sequentially and 74% year-over-year on fewer shipments and postponed delivery dates of some offshore projects. During the second quarter of 2016, the segment received $66 million in new orders, composed entirely of discrete capital equipment. Backlog for capital equipment orders for the Rig Systems segment at June 30, 2016 was $2.9 billion.

The Rig Aftermarket segment generated $364 million in revenue and $62 million in operating profit or 17.0% of sales in the second quarter of 2016. Compared to the prior quarter, revenue decreased $27 million or 7%, and operating profit decreased $7 million or 10%. Compared to the second quarter of 2015, segment revenue decreased $293 million or 45%, and operating profit decreased $91 million or 59%. Revenue decreased year-over-year as drilling contractors reduced spending and depleted existing spares inventories rather than purchase new, and deferred repair and maintenance work on their rig fleets when possible.

The Wellbore Technologies segment generated $511 million in revenue and a $146 million operating loss, or (28.6)% of sales, for the second quarter of 2016. Compared to the prior quarter, revenue decreased $120 million or 19%, and operating loss increased $55 million or 60%. Compared to the second quarter of 2015, revenue decreased $445 million or 47%, and operating profit decreased $194 million or 404%. The declines were driven by lower levels of worldwide drilling activity, which required and consumed less of the segment’s services and product offerings.

The Completion & Production Solutions segment generated $538 million in revenue and $33 million in operating loss or (6.1)% of sales during the second quarter of 2016. Compared to the prior quarter, revenue decreased $20 million or 4%, and operating loss decreased $5 million or 13%. Compared to the second quarter of 2015, revenue decreased $335 million or 38%, and operating profit decreased $118 million or 139%. Revenue decreased sequentially and year-over-year on lower levels of worldwide activity and pricing pressures. Operating profit improved sequentially on lower revenue due to effective cost cutting measures.

Outlook

The persistent supply and demand imbalance has led to low commodity prices and significantly reduced activity by exploration and production companies. The reduced activity has created an oversupply of service capacity and capital equipment, resulting in increasingly challenging prospects for many of our customers in the form of reduced volumes and pricing pressures. Consequently, we are cautious in our outlook for the remainder of 2016, and anticipate that our customers will minimize capital expenditures until they see the early signs of a recovery in commodity prices and overall activity levels. We also expect them to minimize parts purchases and postpone maintenance using existing stocks of spares and cannibalizing idle equipment whenever possible.

In the current environment, contractors are hesitant to invest in older equipment which can be far less productive and competitive. As a result, we anticipate that the industry will retire a significant portion of the current base of capital equipment during this cyclical downturn, which could result in newbuild orders when commodity prices recover and activity increases. However, a meaningful increase in drilling activity is not expected in 2016 as commodity prices remain low. As a result, our near-term outlook remains cautious and visibility beyond 2016 remains limited as the duration of the current market downturn is uncertain.

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

Through the second half of 2016, we will continue to focus on cost control, sizing our operations to anticipated levels of activity, while continuing to advance our longer term strategic goals. The Company has a history of implementing cost-control measures and downsizing in response to depressed market conditions and has a track record of executing strategic acquisitions and developing new products and technologies. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete, global demand continues to grow and new sources of oil and gas will require sophisticated technology that the Company provides.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2016 and 2015, and the first quarter of 2016 include the following:

	2Q16*	2Q15*	1Q16*	% 2Q16 2Q15	% 2Q16 1Q16
Active Drilling Rigs:
U.S.	421	909	555	(53.7%)	(24.1%)
Canada	49	100	163	(51.0%)	(69.9%)
International	943	1,169	1,017	(19.3%)	(7.3%)

Worldwide	1,413	2,178	1,735	(35.1%)	(18.6%)
West Texas Intermediate Crude Prices (per barrel)	$45.41	$57.85	$33.18	(21.5%)	36.9%
Natural Gas Prices ($/mmbtu)	$2.13	$2.73	$1.98	(22.0%)	7.6%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2016, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 18.6% (from 1,735 to 1,413), and the U.S. decreased 24.1% (from 555 to 421), in the second quarter of 2016 compared to the first quarter of 2016. The average per barrel price of West Texas Intermediate Crude Oil increased 36.9% (from $33.18 per barrel to $45.41 per barrel) and natural gas prices increased 7.6% (from $1.98 per mmbtu to $2.13 per mmbtu) in the second quarter of 2016 compared to the first quarter of 2016.

U.S. rig activity at July 29, 2016 was 463 rigs, increasing 10% compared to the second quarter of 2016 average of 421 rigs. The price for West Texas Intermediate Crude Oil was at $41.60 per barrel at July 29, 2016, decreasing 8% from the second quarter of 2016 average. The price for natural gas was at $2.88 per mmbtu at July 29, 2016, increasing 35% from the second quarter of 2016 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rig Systems	$564	$1,930	$1,490	$4,453
Rig Aftermarket	364	657	755	1,376
Wellbore Technologies	511	956	1,142	2,127
Completion & Production Solutions	538	873	1,096	1,821
Eliminations	(253)	(507)	(570)	(1,048)

Total revenue	$1,724	$3,909	$3,913	$8,729

Operating profit (loss):
Rig Systems	$7	$421	$74	$898
Rig Aftermarket	62	153	131	357
Wellbore Technologies	(146)	48	(237)	143
Completion & Production Solutions	(33)	85	(71)	173
Eliminations and corporate costs	(160)	(269)	(356)	(563)

Total operating profit (loss)	$(270)	$438	$(459)	$1,008

Operating profit (loss)%:
Rig Systems	1.2%	21.8%	5.0%	20.2%
Rig Aftermarket	17.0%	23.3%	17.4%	25.9%
Wellbore Technologies	(28.6%)	5.0%	(20.8%)	6.7%
Completion & Production Solutions	(6.1%)	9.7%	(6.5%)	9.5%
Total operating profit (loss) %	(15.7%)	11.2%	(11.7%)	11.5%

Rig Systems

Three and six months ended June 30, 2016 and 2015. Revenue from Rig Systems was $564 million for the three months ended June 30, 2016, compared to $1,930 million for the three months ended June 30, 2015, a decrease of $1,366 million or 71%. For the six months ended June 30, 2015, revenue from Rig Systems was $1,490 million compared to $4,453 million for the six months ending June 30, 2015, a decrease of $2,963 million or 67%.

Operating profit from Rig Systems was $7 million for the three months ended June 30, 2016 compared to $421 million for the three months ended June 30, 2015, a decrease of $414 million or 98%. Operating profit percentage decreased to 1.2% for the three months ended June 30, 2016, from 21.8% in the three months ended June 30, 2015. For the six months ended June 30, 2016, operating profit from Rig Systems was $74 million compared to $898 million for the six months ending June 30, 2015, a decrease of $824 million or 92%. Operating profit percentage decreased to 5.0% for the six months ended June 30, 2016, from 20.2% in the six months ended June 30, 2015. Operating profit percentage decreased as the segment’s through-put fell in its manufacturing facilities as the Company worked down its backlog.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. In light of the vote by the shareholders of SETE Brasil Participacoes SA to authorize Sete to file for bankruptcy, and a further decline in drilling activity during the first quarter to record lows and the resulting effect on certain other customers, the Company removed $2.1 billion of orders from its backlog in the first quarter of 2016. Some of the contracts for these orders remain in place and are enforceable. If these customers obtain funding to continue their projects, the Company will pursue resumption of construction and update the backlog accordingly. The capital equipment backlog was $2.9 billion at June 30, 2016, a decrease of $6.1 billion, or 67%, from backlog of $9.0 billion at June 30, 2015. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $700 million of revenue out of backlog for the remainder of 2016. At June 30, 2016, approximately 84% of the capital equipment backlog was for offshore products and approximately 86% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three and six months ended June 30, 2016 and 2015. Revenue from Rig Aftermarket was $364 million for the three months ended June 30, 2016, compared to $657 million for the three months ended June 30, 2015, a decrease of $293 million or 45%. For the six months ended June 30, 2016, revenue from Rig Aftermarket was $755 million compared to $1,376 million for the six months ending June 30, 2015, a decrease of $621 million or 45%. This decrease was due to the overall decrease in drilling rigs and drilling activity with customers using existing inventories and components from idle and unused rigs rather than purchasing new.

Operating profit from Rig Aftermarket was $62 million for the three months ended June 30, 2016 compared to $153 million for the three months ended June 30, 2015, a decrease of $91 million or 59%. Operating profit percentage decreased to 17.0% for the three months ended June 30, 2016, from 23.3% in the three months ended June 30, 2015. For the six months ended June 30, 2016, operating profit from Rig Aftermarket was $131 million compared to $357 million for the six months ending June 30, 2015, a decrease of $226 million or 63%. Operating profit percentage decreased to 17.4% for the six months ended June 30, 2016, from 25.9% in the six months ended June 30, 2015. Operating profit percentage decreased due to lower volumes and pricing pressure.

Wellbore Technologies

Three and six months ended June 30, 2016 and 2015. Revenue from Wellbore Technologies was $511 million for the three months ended June 30, 2016, compared to $956 million for the three months ended June 30, 2015, a decrease of $445 million or 47%. For the six months ended June 30, 2016, revenue from Wellbore Technologies was $1,142 million compared to $2,127 million for the six months ending June 30, 2015, a decrease of $985 million or 46%. This decrease was due to the overall decrease in drilling activity.

Operating loss from Wellbore Technologies was $146 million for the three months ended June 30, 2016 compared to operating profit of $48 million for the three months ended June 30, 2015, a decrease of $194 million or 404%. Operating profit (loss) percentage decreased to (28.6)% for the three months ended June 30, 2016, from 5.0% in the three months ended June 30, 2015. For the six months ended June 30, 2016, operating loss from Wellbore Technologies was $237 million compared to operating profit of $143 million for the six months ending June 30, 2015, a decrease of $380 million or 266%. Operating profit (loss) percentage decreased to (20.8)% for the six months ended June 30, 2016, from 6.7% in the six months ended June 30, 2015. This decrease was due to lower volumes and pricing pressures resulting from an overall decrease in drilling activity.

Completion & Production Solutions

Three and six months ended June 30, 2016 and 2015. Revenue from Completion & Production Solutions was $538 million for the three months ended June 30, 2016, compared to $873 million for the three months ended June 30, 2015, a decrease of $335 million or 38%. For the six months ended June 30, 2016, revenue from Completion & Production Solutions was $1,096 million compared to $1,821 million for the six months ending June 30, 2015, a decrease of $725 million or 40%. This decrease was due to the overall decrease in market activity.

Operating loss from Completion & Production Solutions was $33 million for the three months ended June 30, 2016 compared to operating profit of $85 million for the three months ended June 30, 2015, a decrease of $118 million or 139%. Operating profit (loss) percentage decreased to (6.1)% for the three months ended June 30, 2016, from 9.7% in the three months ended June 30, 2015. For the six months ended June 30, 2016, operating loss from Completion & Production Solutions was $71 million compared to operating profit of $173 million for the six months ending June 30, 2015, a decrease of $244 million or 141%. Operating profit (loss) percentage decreased to (6.5)% for the six months ended June 30, 2016, from 9.5% in the six months ended June 30, 2015. This decrease was due to an overall decrease in market activity and a shift in product mix as revenue decreased more in higher operating profit businesses such as pressure pumping and fiberglass pipe.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $947 million at June 30, 2016, a decrease of $242 million, or 20% from backlog of $1,189 million at June 30, 2015. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $600 million of revenue out of backlog in 2016 and approximately $340 million of revenue out of backlog in 2017 and thereafter. At June 30, 2016, approximately 79% of the capital equipment backlog was for offshore products and approximately 86% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $160 million and $356 million for the three and six months ended June 30, 2016, respectively, compared to $269 million and $563 million for the three and six months ended June 30, 2015, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Voluntary Early Retirement Plans

Also included in operating profit for the six months ended June 30, 2015, are certain other items primarily related to costs associated with Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarters of 2016 and 2015. In 2016 and 2015, VERP costs included $45 million and $58 million in severance, respectively, $35 million and $45 million in postretirement medical benefits, respectively, and $5 million and $18 million related to stock-based compensation, respectively.

Other income (expense), net

Other income (expense), net were expenses of $34 million and $55 million for the three and six months ended June 30, 2016, respectively, compared to expenses of $30 million and $86 million for the three and six months ended June 30, 2015, respectively. The decrease in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2016 was 35.8% and 41.6%, respectively, compared to 26.9% and 32.9% for the same periods in 2015. Lower tax rates on income earned in foreign jurisdictions, foreign dividends net of foreign tax credits, foreign exchange losses for tax reporting in Norway, and a reduction in tax reserves due to audit settlements provided tax benefits which, when applied to losses generated during the six-month period, resulted in a higher effective tax rate than the U.S. statutory rate. The tax benefits were partially offset by nondeductible expenses and an increase in valuation allowance on deferred taxes.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. The non-GAAP financial measures we focus on herein are: (i) operating profit excluding other items, (ii) operating profit percentage excluding other items and (iii) operating (non-GAAP) earnings per share. Each of these financial measures excludes the impact of certain amounts as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
Reconciliation of operating profit (loss):
GAAP operating profit (loss)	$(270)	$438	$(189)	$(459)	$1,008
Other items (1):
Rig Systems	23	3	52	75	43
Rig Aftermarket	5	2	8	13	10
Wellbore Technologies	50	9	38	88	54
Completion & Production Solutions	38	3	34	72	32
Eliminations	1	—	9	10	—

Operating profit (loss) excluding other items	$(153)	$455	$(48)	$(201)	$1,147

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
Reconciliation of operating profit (loss) %:
GAAP operating profit (loss) %	(15.7%)	11.2%	(8.6%)	(11.7%)	11.5%
Other items %	6.8%	0.4%	6.4%	6.6%	1.6%

Operating profit (loss) % excluding other items	(8.9%)	11.6%	(2.2%)	(5.1%)	13.1%

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
Reconciliation of diluted earnings (loss) per share:
GAAP earnings (loss) per share	$(0.58)	$0.74	$(0.32)	$(0.90)	$1.51
Other items (1)	0.23	0.03	0.25	0.48	0.22
Fixed asset write-downs (Other income (expense), net)	0.05	—	0.01	0.06	—
Argentina/Venezuela asset write-down (Other income (expense), net)	—	—	—	—	0.02
Tax items (Provision for income taxes)	—	—	—	—	0.17

Operating (non-GAAP) earnings (loss) per share	$(0.30)	$0.77	$(0.06)	$(0.36)	$1.92

(1)	Included in operating profit are other items related to costs associated with Voluntary Early Retirement Plans established by the Company during the first quarters of 2016 and 2015 and costs related to severance, facility closures, and other items. See Note 6. For the three and six months ended June 30, 2016, other items included in operating profit were $117 million and $258 million, respectively. For the three and six months ended June 30, 2015, other items included in operating profit were $17 million and $139 million, respectively. Other items included in operating profit for the three months ended March 31, 2016 totaled $141 million.

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

At June 30, 2016, the Company had cash and cash equivalents of $1,661 million and total debt of $3,280 million. At December 31, 2015, cash and cash equivalents were $2,080 million and total debt was $3,909 million. As of June 30, 2016, approximately $1,614 million of the $1,661 million of cash and cash equivalents was held by our foreign subsidiaries, of which $1,459 million would be subject to a 35% U.S. income tax rate, offset by any available foreign tax credits if repatriated. However, our current plans are to permanently reinvest these funds outside of the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company’s outstanding debt at June 30, 2016 was $3,280 million and consisted of $499 million in 1.35% Senior Notes, $1,390 million in 2.60% Senior Notes, $1,087 million in 3.95% Senior Notes, $108 million in commercial paper borrowings and other debt of $196 million. The Company was in compliance with all covenants at June 30, 2016.

At June 30, 2016, there were $110 million in commercial paper borrowings (gross of debt issuance costs) supported by the $4.5 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $4,390 million of funds available under this credit facility.

The Company had $1,343 million of outstanding letters of credit at June 30, 2016 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by operating activities	$749	$308
Net cash used in investing activities	(194)	(272)
Net cash used in financing activities	(990)	(997)

Operating Activities

For the first six months of 2016, cash provided by operating activities was $749 million compared to $308 million in the same period of 2015. Before changes in operating assets and liabilities, net of acquisitions, cash was used by operations primarily through loss from operations of $335 million plus non-cash charges of $260 million, $6 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, and $13 million in equity loss in unconsolidated affiliates.

Net changes in operating assets and liabilities, net of acquisitions, provided $805 million of cash for the first six months of 2016 compared to $877 million used in the same period in 2015. The decrease in cash provided in the first six months of 2016 compared to the same period in 2015 was primarily due to declines in accounts receivable, inventory and costs in excess of billings, partially offset by declines in accounts payable, accrued liabilities and billings in excess of costs.

Investing Activities

For the first six months of 2016, net cash used in investing activities was $194 million compared to $272 million for the same period of 2015. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity, both of which decreased in the first six months of 2016 compared to the same period of 2015. The Company used $161 million during the first six months of 2016 for capital expenditures compared to $234 million for the same period of 2015 and $36 million for acquisitions in the first six months of 2016 compared to $44 million for the same period of 2015.

Financing Activities

For the first six months of 2016, net cash used in financing activities was $990 million compared to $997 million for the same period of 2015. This increase was primarily the result of $785 million used to make payments on net commercial paper borrowings in 2016 compared to $1,139 million of net commercial paper borrowings in 2015 used to purchase $1,777 million (31.3 million shares) of the Company’s outstanding common shares.

Other

The effect of the change in exchange rates on cash flows was an increase of $16 million and a decrease of $31 million for the first six months of 2016 and 2015, respectively.

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

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This update requires that entities record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company will adopt ASU No. 2016-09 on January 1, 2017.

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

In April 2015, the FASB issued Accounting Standard Update No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) to simplify the presentation of debt issuance costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, as opposed to historical presentation as an asset on the balance sheet. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2016, and has applied the change retrospectively to prior periods for unamortized debt issuance costs. See Note 7 for further information on the presentation of debt issuance costs.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU No. 2014-15), which amends FASB Accounting Standards Codification 205 “Presentation of Financial Statements.” This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of the adoption of ASU No. 2014-15 on its consolidated financial position and results of operations.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $2 million in the first six months of 2016, compared to approximately $35 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

	As of June 30, 2016			December 31, 2015
Functional Currency	2016	2017	Total
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	—	—	—	10
Average USD to CAD contract rate	—	—	—	1.3759
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	95		95	136
Average USD to CAD contract rate	1.3059		1.3059	1.3554
Fair Value at June 30, 2016 in U.S. dollars	1	—	1	(2)
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	3	—	3	11
Average USD to EUR contract rate	0.8972	0.8851	0.8955	0.8528
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	98	1	99	199
Average USD to EUR contract rate	0.8908	0.8771	0.8907	0.8953
Fair Value at June 30, 2016 in U.S. dollars	(1)	—	(1)	(5)
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	40,867	—	40,867	23,613
Average USD to KRW contract rate	1,168	—	1,168	1,181
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	1	—	1	2
Average USD to GBP contract rate	0.6956	—	0.6956	0.6416
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	156	—	156	170
Average USD to GBP contract rate	0.7404	—	0.7404	0.6613
Fair Value at June 30, 2016 in U.S. dollars	(2)	—	(2)	(5)

	As of June 30, 2016			December 31, 2015
Functional Currency	2016	2017	Total
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	5	—	5	7
Average CAD to USD contract rate	0.7818	—	0.7818	0.7635
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	11	4	15	24
Average DKK to USD contract rate	0.1483	0.1549	0.1500	0.1553
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	99	48	147	278
Average EUR to USD contract rate	1.1296	1.1288	1.1293	1.1925
Fair Value at June 30, 2016 in U.S. dollars	(1)	—	(1)	(23)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	13	—	13	20
Average GBP to USD contract rate	1.4525	—	1.4525	1.5568
Fair Value at June 30, 2016 in U.S. dollars	(1)	—	(1)	(1)
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	776	306	1,082	1,501
Average NOK to USD contract rate	0.1321	0.1246	0.1299	0.1353
Fair Value at June 30, 2016 in U.S. dollars	(75)	(13)	(88)	(239)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	4	4	8	12
Average SGD to USD contract rate	0.7766	0.7262	0.7479	0.7534
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	(1)
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	5	—	5	8
Average DKK to USD contract rate	0.1533	—	0.1533	0.1510
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	56	7	63	89
Average EUR to USD contract rate	1.1293	1.1373	1.1302	1.1075
Fair Value at June 30, 2016 in U.S. dollars	1	—	1	1
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	6	—	6	3
Average GBP to USD contract rate	1.4507	—	1.4507	1.4961
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	78	7	85	110
Average NOK to USD contract rate	0.1219	0.1149	0.1213	0.1321
Fair Value at June 30, 2016 in U.S. dollars	2	—	2	15
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	30	—	30	30
Average RUB to USD contract rate	0.0150	—	0.0150	0.0139
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	1
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	1	2
Average SGD to USD contract rate	0.7357	—	0.7357	0.7082
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—

	As of June 30, 2016			December 31, 2015
Functional Currency	2016	2017	Total
BRL Buy EUR/Sell BRL:
Notional amount to sell (in U.S. dollars)	55	173	228	199
Average EUR to BRL contract rate	4.2427	4.4840	4.4237	4.3679
Fair Value at June 30, 2016 in U.S. dollars	(2)	(5)	(7)	1
Buy USD/Sell BRL:
Notional amount to sell (in U.S. dollars)	4	26	30	—
Average USD to BRL contract rate	3.8229	4.0278	3.9999	—
Fair Value at June 30, 2016 in U.S. dollars	—	(1)	(1)	—
Sell EUR/Buy BRL:
Notional amount to sell (in U.S. dollars)	187	879	1,066	427
Average EUR to BRL contract rate	4.2892	4.5704	4.5185	4.6985
Fair Value at June 30, 2016 in U.S. dollars	7	27	34	4
Sell USD/Buy BRL:
Notional amount to sell (in U.S. dollars)	4	10	14	—
Average USD to BRL contract rate	3.6258	3.7565	3.7211	—
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	946	—	946	1,396
Average DKK to USD contract rate	6.5505	—	6.5505	6.5618
Fair Value at June 30, 2016 in U.S. dollars	(3)	—	(3)	(8)
Other Currencies
Fair Value at June 30, 2016 in U.S. dollars	—	—	—	2

Total Fair Value at June 30, 2016 in U.S. dollars	(74)	8	(66)	(260)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $86 million and translation exposures totaling $267 million as of June 30, 2016 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $6 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $27 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2016, long term borrowings consisted of $499 million in 1.35% Senior Notes, $1,390 million in 2.60% Senior Notes and $1,087 million in 3.95% Senior Notes. At June 30, 2016, there were $110 million in commercial paper borrowings (gross of debt issuance costs) and no outstanding letters of credit issued under the credit facility, resulting in $4,390 million of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: August 3, 2016	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	Amendment No. 2 to the Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., as Administrative Agent, the other agents named therein, and the lenders parties thereto. (Exhibit 10.1) (4)

10.3	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information persuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text.

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 13, 2015.

(5)	Filed as Appendix I to our Proxy Statement filed on April 11, 2016.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.