Form 10-Q
period 2016-09-30
NATIONAL OILWELL VARCO INC
filed 2016-10-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 21, 2016 the registrant had 377,683,622 shares of common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,510	$2,080
Receivables, net	1,808	2,926
Inventories, net	4,161	4,678
Costs in excess of billings	765	1,250
Prepaid and other current assets	467	491

Total current assets	8,711	11,425
Property, plant and equipment, net	3,261	3,124
Deferred income taxes	135	130
Goodwill	6,015	6,980
Intangibles, net	3,626	3,849
Investment in unconsolidated affiliates	311	327
Other assets	135	135

Total assets	$22,194	$25,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396	$623
Accrued liabilities	1,628	2,284
Billings in excess of costs	550	785
Current portion of long-term debt and short-term borrowings	6	2
Accrued income taxes	35	264

Total current liabilities	2,615	3,958
Long-term debt	3,210	3,907
Deferred income taxes	1,155	1,362
Other liabilities	326	283

Total liabilities	7,306	9,510

Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 377,674,480 and 375,764,794 shares issued and outstanding at September 30, 2016 and December 31, 2015	4	4
Additional paid-in capital	8,079	8,005
Accumulated other comprehensive loss	(1,283)	(1,553)
Retained earnings	8,018	9,927

Total Company stockholders’ equity	14,818	16,383
Noncontrolling interests	70	77

Total stockholders’ equity	14,888	16,460

Total liabilities and stockholders’ equity	$22,194	$25,970

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,646	$3,306	$5,559	$12,035
Cost of revenue	1,567	2,634	5,201	9,360

Gross profit	79	672	358	2,675
Selling, general and administrative	293	383	1,031	1,378
Goodwill and intangible asset impairment	972	55	972	55

Operating profit (loss)	(1,186)	234	(1,645)	1,242
Interest and financial costs	(25)	(24)	(80)	(76)
Interest income	3	2	11	9
Equity income (loss) in unconsolidated affiliates	(6)	—	(19)	16
Other income (expense), net	(30)	(20)	(85)	(106)

Income (loss) before income taxes	(1,244)	192	(1,818)	1,085
Provision for income taxes	120	36	(119)	330

Net income (loss)	(1,364)	156	(1,699)	755
Net income (loss) attributable to noncontrolling interests	(2)	1	(1)	1

Net income (loss) attributable to Company	$(1,362)	$155	$(1,698)	$754

Net income (loss) attributable to Company per share:
Basic	$(3.62)	$0.41	$(4.53)	$1.92

Diluted	$(3.62)	$0.41	$(4.53)	$1.92

Cash dividends per share	$0.05	$0.46	$0.56	$1.38

Weighted average shares outstanding:
Basic	376	380	375	392

Diluted	376	381	375	393

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(1,364)	$156	$(1,699)	$755
Currency translation adjustments	(18)	(339)	79	(650)
Changes in derivative financial instruments, net of tax	60	(19)	191	7

Comprehensive income (loss)	(1,322)	(202)	(1,429)	112
Comprehensive income (loss) attributable to noncontrolling interest	(2)	1	(1)	1

Comprehensive income (loss) attributable to Company	$(1,320)	$(203)	$(1,428)	$111

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,699)	$755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	529	564
Deferred income taxes	(216)	(122)
Equity (income) loss in unconsolidated affiliates	19	(16)
Dividend from unconsolidated affiliate	6	34
Goodwill and intangible asset impairment	972	55
Other, net	281	236
Change in operating assets and liabilities, net of acquisitions:
Receivables	1,089	1,045
Inventories	430	(6)
Costs in excess of billings	485	209
Prepaid and other current assets	31	73
Accounts payable	(230)	(460)
Accrued liabilities	(664)	(716)
Billings in excess of costs	(235)	(595)
Income taxes payable	(229)	(318)
Other assets/liabilities, net	238	(20)

Net cash provided by operating activities	807	718

Cash flows from investing activities:
Purchases of property, plant and equipment	(221)	(332)
Business acquisitions, net of cash acquired	(60)	(70)
Other	4	24

Net cash used in investing activities	(277)	(378)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	3,972	9,184
Payments against lines of credit and other debt	(4,869)	(8,369)
Cash dividends paid	(211)	(537)
Share repurchases	—	(2,221)
Proceeds from stock options exercised	2	6
Other	(10)	(2)

Net cash used in financing activities	(1,116)	(1,939)
Effect of exchange rates on cash	16	(91)

Decrease in cash and cash equivalents	(570)	(1,690)
Cash and cash equivalents, beginning of period	2,080	3,536

Cash and cash equivalents, end of period	$1,510	$1,846

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$56	$57
Income taxes	$173	$760

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the 2016 presentation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	September 30, 2016	December 31, 2015
Raw materials and supplies	$1,045	$1,069
Work in process	698	632
Finished goods and purchased products	2,418	2,977

Total	$4,161	$4,678

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2016	December 31, 2015
Customer prepayments and billings	$306	$426
Vendor costs	280	449
Compensation	195	241
Warranty	190	244
Taxes (non-income)	148	175
Insurance	94	113
Commissions	57	73
Fair value of derivative financial instruments	43	261
Interest	29	8
Other	286	294

Total	$1,628	$2,284

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2015	$244

Net provisions for warranties issued during the year	39
Amounts incurred	(94)
Currency translation adjustments and other	1

Balance at September 30, 2016	$190

4. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$8,133	$9,082
Estimated earnings	3,862	4,080

	11,995	13,162
Less: Billings to date	11,780	12,697

	$215	$465

Costs and estimated earnings in excess of billings on uncompleted contracts	$765	$1,250
Billings in excess of costs and estimated earnings on uncompleted contracts	(550)	(785)

	$215	$465

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2015	$(1,279)	$(205)	$(69)	$(1,553)
Accumulated other comprehensive income (loss) before reclassifications	79	71	—	150
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120

Balance at September 30, 2016	$(1,200)	$(14)	$(69)	$(1,283)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2016				2015
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$—	$—	$—	$—	$(10)	$—	$(10)
Cost of revenue	—	48	—	48	—	82	—	82
Tax effect	—	(12)	—	(12)	—	(21)	—	(21)

	$—	$36	$—	$36	$—	$51	$—	$51

	Nine Months Ended September 30,
	2016				2015
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(3)	$—	$(3)	$—	$(11)	$—	$(11)
Cost of revenue	—	170	—	170	—	234	—	234
Tax effect	—	(47)	—	(47)	—	(65)	—	(65)

	$—	$120	$—	$120	$—	$158	$—	$158

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended September 30, 2016, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $18 million, upon the translation from local currencies to the U.S. dollar. For the nine months ended September 30, 2016, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $79 million, upon the translation from local currencies to the U.S. dollar. For the three and nine months ended September 30, 2015, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $339 million and $650 million, respectively, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $60 million (net of tax of $20 million) and $191 million (net of tax of $72 million) for the three and nine months ended September 30, 2016, respectively. The accumulated effect was other comprehensive loss of $19 million (net of tax of $5 million) and income of $7 million (net of tax of $8 million) for the three and nine months ended September 30, 2015, respectively.

6. Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rig Systems	$470	$1,496	$1,960	$5,949
Rig Aftermarket	322	570	1,077	1,946
Wellbore Technologies	526	834	1,668	2,961
Completion & Production Solutions	543	798	1,639	2,619
Eliminations	(215)	(392)	(785)	(1,440)

Total revenue	$1,646	$3,306	$5,559	$12,035

Operating profit (loss):
Rig Systems	$(962)	$278	$(888)	$1,176
Rig Aftermarket	72	157	203	514
Wellbore Technologies	(94)	(2)	(331)	141
Completion & Production Solutions	(61)	10	(132)	183
Eliminations and corporate costs	(141)	(209)	(497)	(772)

Total operating profit (loss)	$(1,186)	$234	$(1,645)	$1,242

Operating profit (loss)%:
Rig Systems	(204.7%)	18.6%	(45.3%)	19.8%
Rig Aftermarket	22.4%	27.5%	18.8%	26.4%
Wellbore Technologies	(17.9%)	(0.2%)	(19.8%)	4.8%
Completion & Production Solutions	(11.2%)	1.3%	(8.1%)	7.0%
Total operating profit (loss) %	(72.1%)	7.1%	(29.6%)	10.3%

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

Included in operating profit (loss) are other items primarily related to goodwill and intangible asset impairments; costs associated with Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarters of 2016 and 2015; and certain costs related to severance and facility closures. As of September 30, 2016, the Company had approximately $72 million accrued for the VERP postretirement medical benefits. Other items by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other items:
Rig Systems	$994	$22	$1,069	$65
Rig Aftermarket	3	1	16	11
Wellbore Technologies	24	29	112	83
Completion & Production Solutions	51	60	123	92
Eliminations and corporate costs	6	—	16	—

Total other items	$1,078	$112	$1,336	$251

7. Debt

Debt consists of (in millions):

	September 30,	December 31,
	2016	2015
$500 million in Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	$499	$498
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,390	1,389
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,087	1,087
Commercial paper	—	890
Other	240	45

Total debt	3,216	3,909
Less current portion	6	2

Long-term debt	$3,210	$3,907

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

The Company has a $4.5 billion, five-year credit facility which expires September 28, 2018. The Company also has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $4.5 billion, five-year credit facility. At September 30, 2016, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $4,500 million of funds available under this credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 1.125% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2016, the Company was in compliance with a debt-to-capitalization ratio of 17.8%.

The Company had $1,227 million of outstanding letters of credit at September 30, 2016 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2016 and December 31, 2015, the fair value of the Company’s unsecured Senior Notes approximated $2,725 million and $2,551 million, respectively. At September 30, 2016 and December 31, 2015, the carrying value of the Company’s unsecured Senior Notes approximated $2,976 million and $2,974 million, respectively. The carrying value of the Company’s variable rate borrowings approximates fair value.

8. Tax

The effective tax rate for the three and nine months ended September 30, 2016 was (9.6)% and 6.5%, respectively, compared to 18.8% and 30.4% for the same periods in 2015. Impairment of goodwill not deductible for tax purposes, lower tax rates on losses incurred in foreign jurisdictions, and an increase in valuation allowance on deferred taxes, which, when applied to losses generated during the nine-month period resulted in a lower effective tax rate than the U.S. statutory rate. Included in the increase in valuation allowance is $213 million recorded against excess foreign tax credits that are not expected to be realized before expiration. The lower effective tax rate was partially offset by benefits from foreign dividends net of foreign tax credits.

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate of 35% was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal income tax at U.S. federal statutory rate	$(436)	$67	$(637)	$380
Foreign income tax rate differential	38	(30)	14	(117)
Nondeductible expenses	2	—	23	17
Foreign dividends, net of foreign tax credits	(28)	(1)	(47)	14
Tax impact of foreign exchange	9	(4)	2	(22)
Change in valuation allowance	238	—	259	—
Goodwill impairment	273	—	273	—
Tax rate change on temporary differences	(2)	1	(5)	(2)
Change in tax reserves	39	(2)	19	67
Other	(13)	5	(20)	(7)

Provision for income taxes	$120	$36	$(119)	$330

The balance of unrecognized tax benefits at September 30, 2016 was $66 million. The Company does not anticipate its total unrecognized tax benefits at September 30, 2016 to significantly change due to the settlement of audits or the expiration of statutes of limitation within 12 months of this reporting date.

For the three and nine months ended September 30, 2016, the Company is utilizing the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period is being reported. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

For the three and nine months ended September 30, 2015, the Company utilized the estimated annual effective tax rate method in computing its interim tax provisions. The relationship between pre-tax accounting income and income tax for these periods allowed the Company to estimate the annual effective tax rate to be applied to year-to-date income in those periods.

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

9. Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan was increased during the second quarter of 2016 to 69.4 million. The Plan is now subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At September 30, 2016, 31,772,300 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

On February 24, 2016, the Company granted 3,672,411 stock options with a fair value of $6.44 per share and an exercise price of $28.24 per share; 1,732,095 shares of restricted stock and restricted stock units with a fair value of $28.24 per share; performance share awards to senior management employees with potential payouts varying from zero to 341,780 shares; and 4,618,400 SARs with an exercise price of $28.24 and a fair value of $6.44 per SAR. The stock options vest over a three-year period from the grant date while the restricted stock and restricted stock units vest on the third anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period. The SARs are cash-settled awards and vest over a three-year period from the grant date. Upon exercise of the SARs, the employee is entitled to receive cash payment for the appreciation in the value of our common stock over the exercise price. We account for the cash-settled SARs as liability awards, which require the awards to be revalued at each reporting period.

On May 18, 2016, the Company granted 44,520 restricted stock awards with a fair value of $31.45 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $28 million and $78 million for the three and nine months ended September 30, 2016, respectively, and $21 million and $83 million for the three and nine months ended September 30, 2015, respectively. Included in stock-based compensation for the nine months ended September 30, 2016 and 2015 is $5 million and $18 million, respectively, related to the Voluntary Early Retirement Plan established by the Company in the first quarter of each year. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements under the Plan was $5 million and $17 million for the three and nine months ended September 30, 2016, respectively, and $7 million and $20 million for the three and nine months ended September 30 2015, respectively.

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

At September 30, 2016, the Company has determined that the fair value of its derivative financial instruments representing assets of $51 million and liabilities of $43 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2016, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $8 million.

At September 30, 2016, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For the three and nine months ended September 30, 2016, the Company recognized losses of $2 million and $19 million, respectively, as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At September 30, 2016, there were $17 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	September 30, 2016		December 31, 2015
Norwegian Krone	NOK	6,433	NOK	9,655
Euro	EUR	186	EUR	78
U.S. Dollar	USD	155	USD	321
Danish Krone	DKK	37	DKK	57
Singapore Dollar	SGD	8	SGD	14
British Pound Sterling	GBP	1	GBP	4
Canadian Dollar	CAD	—	CAD	2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	September 30, 2016		December 31, 2015
Russian Ruble	RUB	1,956	RUB	2,164
Norwegian Krone	NOK	1,311	NOK	2,265
U.S. Dollar	USD	536	USD	515
Euro	EUR	273	EUR	371
Danish Krone	DKK	108	DKK	153
British Pound Sterling	GBP	15	GBP	11
Canadian Dollar	CAD	11	CAD	7
Singapore Dollar	SGD	1	SGD	5

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$28	$5	Accrued liabilities	$27	$212
Foreign exchange contracts	Other Assets	—	—	Other liabilities	—	25

Total derivatives designated as hedging instruments under ASC Topic 815		$28	$5		$27	$237

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$23	$21	Accrued liabilities	$16	$49
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$23	$21		$16	$49

Total derivatives		$51	$26		$43	$286

The Effect of Derivative Instruments on the Consolidated Statements of Income
($ in millions)
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015		2016	2015
			Revenue	3	11	Cost of revenue	(19)	(27)
Foreign exchange contracts	96	(196)	Cost of revenue	(151)	(207)	Other income (expense), net	3	1

Total	96	(196)		(148)	(196)		(16)	(26)

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2016	2015
Foreign exchange contracts	Other income (expense), net	—	(84)

Total		—	(84)

(a)	The Company expects that $20 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $(19) million and $(27) million related to the ineffective portion of the hedging relationships for each of the nine months ended September 30, 2016 and 2015, respectively, and $3 million and $1 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2016 and 2015, respectively.

11. Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Company	$(1,362)	$155	$(1,698)	$754

Denominator:
Basic—weighted average common shares outstanding	376	380	375	392
Dilutive effect of employee stock options and other unvested stock awards	—	1	—	1

Diluted outstanding shares	376	381	375	393

Net income (loss) attributable to Company per share:
Basic	$(3.62)	$0.41	$(4.53)	$1.92

Diluted	$(3.62)	$0.41	$(4.53)	$1.92

Cash dividends per share	$0.05	$0.46	$0.56	$1.38

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income attributable to Company allocated to these participating securities was immaterial for the three and nine months ended September 30, 2016 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 14 million for each of the three and nine months ended September 30, 2016, and 15 million and 14 million shares for each of the three and nine months ended September 30, 2015, respectively.

12. Cash Dividends

On August 18, 2016, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on September 30, 2016, to each stockholder of record on September 16, 2016. Cash dividends were $19 million and $211 million for the three and nine months ended September 30, 2016, and $174 million and $537 million for the three and nine months ended September 30, 2015, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13. Goodwill Impairment

The steep worldwide oil and gas industry downturn that started in 2014 stabilized somewhat during the third quarter of 2016, though at very low levels of activity. Operators have improved their cost structures and achieved operational efficiencies, reducing the industry’s marginal cost of supply, primarily in the North American land market. While some improvements in offshore operations have been made, many deepwater projects will not be able to achieve an economically competitive cost structure under the current commodity pricing outlook. As a result, the market shift from offshore drilling to land drilling in North America intensified. Announced cancellations of major offshore projects during the quarter, releases of contracted offshore rigs, the number of idle offshore rigs and the number of current newbuilds still to be completed and enter the market all indicate a large over-supply of offshore equipment that will take years to absorb, even as offshore drilling activity recovers. During the third quarter, these factors indicated a more prolonged downturn associated with newbuild offshore drilling rigs, and we reduced our forecast accordingly, which indicated a goodwill impairment in the Rig Offshore reporting unit was possible.

Generally Accepted Accounting Principles require the company test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that those assets might be impaired.

The first step of the impairment analysis is to compare the reporting unit’s carrying value to the respective fair value. Fair value of the reporting unit is determined in accordance with ASC Topic 820 “Fair Value Measurements and Disclosures” using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow.

The discounted cash flow is based on management’s forecast of operating performance for the reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each reporting unit and its weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. Cash flows beyond the updated forecasted operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

Based on the Company’s step one impairment analysis, as of July 1, 2016 the Rig Offshore reporting unit had a calculated fair value below its carrying value, and required a step two analysis, which compares the implied fair value of goodwill of a reporting unit to the carrying value of goodwill for the reporting unit. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Consistent with the step one analysis, fair value of the assets and liabilities was determined in accordance with ASC Topic 820. Based on the step two analysis performed for the Rig Offshore reporting unit, the Company recorded a $972 million write-down of goodwill during the third quarter. As a result of the goodwill impairment and a reduction in working capital, total assets for Rig Systems were $3.7 billion at September 30, 2016.

Also, to achieve higher efficiencies and reduce costs, the Company combined the operations of the Rig Offshore and Rig Land reporting units during the third quarter of 2016. Generally accepted accounting principles require the Company to test the value of goodwill assets for impairment before and after combining reporting units. As a result we also tested Rig Land before the combination as well as the combined reporting unit, Rig Systems, as of July 1, 2016 for goodwill impairment, in accordance with accounting guidance ASC Topic No. 350, “Intangibles – Goodwill and Other”.

Based on the Company’s step one impairment analysis, the calculated fair value of the Rig Land reporting unit was substantially in excess of its carrying value. Additionally, the goodwill impairment analysis performed subsequent to the combination of the two reporting units into the Rig Systems reporting unit, concluded that the calculated fair value of the Rig Systems reporting unit was substantially in excess of its carrying value. We also considered whether impairment indicators existed that would suggest the goodwill of our other reporting units was more likely than not impaired and concluded there were none. While the outlook for offshore new-builds has declined sharply, higher activity levels in land drilling will benefit our other businesses.

At September 30, 2016, the Company has approximately $6 billion of goodwill, which is identified by segment as follows (in millions):

	Rig Systems	Rig Aftermarket	Wellbore Technologies	Completion & Production Solutions	Total
Gross value before accumulated impairment	$1,232	$877	$4,359	$1,997	$8,465
Accumulated impairment	—	—	(1,485)	—	(1,485)

Balance at December 31, 2015	$1,232	$877	$2,874	$1,997	$6,980

Goodwill acquired and adjusted during period	1	—	(7)	—	(6)
Impairment	(972)	—	—	—	(972)
Currency translation adjustments and other	—	—	4	9	13

Balance at September 30, 2016	$261	$877	$2,871	$2,006	$6,015

14. Commitments and Contingencies

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

In addition, we are involved in various other claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. As of September 30, 2016, the Company recorded an immaterial amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the cases referred to above, will not materially affect our financial position, cash flow or results of operations. As it relates to the cases referred to above we currently anticipate that any administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. To the extent a resolution is not negotiated as anticipated, we cannot predict the timing or effect that any resulting government actions may have on our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

15. Recently Issued Accounting Standards

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This update amends Accounting Standard Codification Topic No. 230 “Statement of Cash Flows” and provides guidance and clarification on presentation of certain cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-15 on its consolidated financial position and results of operations.

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

To achieve higher efficiencies and reduce costs in the current market, the Company combined the Rig Offshore and Rig Land reporting units during the third quarter of 2016. See Note 13.

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

Goodwill Impairment

To achieve higher efficiencies and reduce costs, the Company combined the Rig Offshore and Rig Land reporting units during the third quarter of 2016. Generally accepted accounting principles require the Company to test the value of goodwill assets for impairment before and after combining reporting units. Also during the third quarter, a shift to land drilling indicated a more prolonged downturn associated with newbuild offshore drilling rigs, and we reduced our forecast accordingly. Our updated forecast for the Rig Offshore reporting unit indicated an impairment was possible. We tested each of the two reporting units as of July 1, 2016 for goodwill impairment, before and after combining them, in accordance with accounting guidance ASC Topic No. 350, “Intangibles – Goodwill and Other”.

Based on the Company’s step one impairment analysis, the calculated fair value of the Rig Land reporting unit was substantially in excess of its carrying value. The Rig Offshore reporting unit had a calculated fair value below its carrying value, and required a step two analysis in accordance with ASC Topic 820. Based on the step two analysis performed for the Rig Offshore reporting unit, the Company recorded a $972 million write-down of goodwill during the third quarter. We performed the goodwill impairment analysis subsequent to the combination of the two reporting units into the Rig Systems reporting unit and concluded that the calculated fair value of the Rig Systems reporting unit was substantially in excess of its carrying value.

EXECUTIVE SUMMARY

For its third quarter ended September 30, 2016, the Company had a $1,362 million net loss, or $3.62 per fully diluted share, on $1.6 billion in revenue. Compared to the second quarter of 2016, revenue decreased $78 million or 5% and net loss decreased $1.1 billion or 528%. Compared to the third quarter of 2015, revenue decreased $1.7 billion or 50%, and net income decreased $1.5 billion or 979%.

Excluding other items from all periods, operating loss was $108 million or (6.6)% of sales in the third quarter of 2016, compared to operating loss of $153 million or (8.9)% of sales in the second quarter of 2016, and operating profit of $346 million or 10.5% of sales in the third quarter of 2015.

During the third quarter of 2016, second quarter of 2016, and third quarter of 2015, pre-tax other items included in operating profit (loss) were $1,078 million, $117 million and $112 million, respectively. Excluding other items from all periods, third quarter 2016 operating (non-GAAP) losses were $(0.34) per fully diluted share, compared to losses of $(0.30) per fully diluted share in the second quarter of 2016 and earnings of $0.61 per fully diluted share in the third quarter of 2015.

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

In response to rapidly deteriorating market conditions, operators adjusted accordingly by acutely reducing both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly with active drilling rig counts hitting 70 year lows during the second quarter of 2016. As a result of the sharp cutback in activity, production began to decline in certain areas of the world and commodity prices began to rebound as oil markets begin the process of re-balancing.

Segment Performance

The Rig Systems segment generated $470 million in revenue and $962 million in operating loss or (204.7)% of sales in the third quarter of 2016. Compared to the prior quarter, revenue decreased $94 million or 17%, and operating profit decreased $969 million. Compared to the third quarter of 2015, segment revenue decreased $1.0 billion or 69%, and operating profit decreased $1.2 billion or 446%. Third quarter 2016 revenue out of backlog for the Rig Systems segment decreased 18% sequentially and 72% year-over-year on fewer shipments and postponed delivery dates of some offshore projects. During the third quarter of 2016, the segment received $185 million in new orders, composed primarily of a complete land rig package. Backlog for capital equipment orders for the Rig Systems segment at September 30, 2016 was $2.8 billion.

The Rig Aftermarket segment generated $322 million in revenue and $72 million in operating profit or 22.4% of sales in the third quarter of 2016. Compared to the prior quarter, revenue decreased $42 million or 12%, and operating profit increased $10 million or 16%. Compared to the third quarter of 2015, segment revenue decreased $248 million or 44%, and operating profit decreased $85 million or 54%. Revenue decreased year-over-year as drilling contractors reduced spending and depleted existing spares inventories rather than purchase new, and deferred repair and maintenance work on their rig fleets when possible.

The Wellbore Technologies segment generated $526 million in revenue and a $94 million operating loss, or (17.9)% of sales, for the third quarter of 2016. Compared to the prior quarter, revenue increased $15 million or 3%, and operating loss decreased $52 million or 36%. Compared to the third quarter of 2015, revenue decreased $308 million or 37%, and operating loss increased $92 million. The declines from prior year were driven by lower levels of worldwide drilling activity, which required and consumed less of the segment’s services and product offerings.

The Completion & Production Solutions segment generated $543 million in revenue and $61 million in operating loss or (11.2)% of sales during the third quarter of 2016. Compared to the prior quarter, revenue increased $5 million or 1%, and operating loss increased $28 million or 85%. Compared to the third quarter of 2015, revenue decreased $255 million or 32%, and operating profit decreased $71 million or 710%. Revenue and operating profit decreased year-over-year on lower levels of worldwide activity and pricing pressures. Backlog for capital equipment orders for the Completion & Production Solutions segment at September 30, 2016 was $812 million.

Outlook

The persistent supply and demand imbalance has led to low commodity prices and significantly reduced activity by exploration and production companies. The reduced activity has created an oversupply of service capacity and capital equipment, resulting in increasingly challenging prospects for many of our customers in the form of reduced volumes and pricing pressures. Consequently, we are cautious in our outlook for the remainder of 2016, and anticipate that our customers will minimize capital expenditures until they see the early signs of a recovery in commodity prices and overall activity levels. We also expect them to continue to minimize parts purchases and postpone maintenance using existing stocks of spares and cannibalizing idle equipment whenever possible.

In the current environment, contractors are hesitant to invest in older equipment which can be far less productive and competitive. As a result, we anticipate that the industry will retire a significant portion of the current base of capital equipment during this cyclical downturn, which could result in newbuild orders when commodity prices recover and activity increases. While U.S. activity levels have increased off of historical lows, a meaningful increase in global drilling activity is not expected in 2016 as commodity prices remain low. As a result, our near-term outlook remains cautious and visibility beyond 2016 remains limited as the duration of the current market downturn is uncertain.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2016 and 2015, and the second quarter of 2016 include the following:

				%	%
				3Q16	3Q16
	3Q16*	3Q15*	2Q16*	3Q15	2Q16
Active Drilling Rigs:
U.S.	479	865	421	(44.6%)	13.8%
Canada	122	191	49	(36.1%)	149.0%
International	936	1,132	943	(17.3%)	(0.7%)

Worldwide	1,537	2,188	1,413	(29.8%)	8.8%
West Texas Intermediate Crude Prices (per barrel)	$44.85	$46.50	$45.41	(3.5%)	(1.2%)
Natural Gas Prices ($/mmbtu)	$2.85	$2.74	$2.13	4.0%	33.8%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2016, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 8.8% (from 1,413 to 1,537), and the U.S. increased 13.8% (from 421 to 479), in the third quarter of 2016 compared to the second quarter of 2016. The average per barrel price of West Texas Intermediate Crude Oil decreased 1.2% (from $45.41 per barrel to $44.85 per barrel) and natural gas prices increased 33.8% (from $2.13 per mmbtu to $2.85 per mmbtu) in the third quarter of 2016 compared to the second quarter of 2016.

U.S. rig activity at October 21, 2016 was 553 rigs, increasing 15% compared to the third quarter of 2016 average of 479 rigs. The price for West Texas Intermediate Crude Oil was at $50.85 per barrel at October 21, 2016, increasing 13% from the third quarter of 2016 average. The price for natural gas was at $2.99 per mmbtu at October 21, 2016, increasing 5% from the third quarter of 2016 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Rig Systems	$470	$1,496	$1,960	$5,949
Rig Aftermarket	322	570	1,077	1,946
Wellbore Technologies	526	834	1,668	2,961
Completion & Production Solutions	543	798	1,639	2,619
Eliminations	(215)	(392)	(785)	(1,440)

Total revenue	$1,646	$3,306	$5,559	$12,035

Operating profit (loss):
Rig Systems	$(962)	$278	$(888)	$1,176
Rig Aftermarket	72	157	203	514
Wellbore Technologies	(94)	(2)	(331)	141
Completion & Production Solutions	(61)	10	(132)	183
Eliminations and corporate costs	(141)	(209)	(497)	(772)

Total operating profit (loss)	$(1,186)	$234	$(1,645)	$1,242

Operating profit (loss)%:
Rig Systems	(204.7%)	18.6%	(45.3%)	19.8%
Rig Aftermarket	22.4%	27.5%	18.8%	26.4%
Wellbore Technologies	(17.9%)	(0.2%)	(19.8%)	4.8%
Completion & Production Solutions	(11.2%)	1.3%	(8.1%)	7.0%
Total operating profit (loss) %	(72.1%)	7.1%	(29.6%)	10.3%

Rig Systems

Three and nine months ended September 30, 2016 and 2015. Revenue from Rig Systems was $470 million for the three months ended September 30, 2016, compared to $1,496 million for the three months ended September 30, 2015, a decrease of $1,026 million or 69%. For the nine months ended September 30, 2016, revenue from Rig Systems was $1,960 million compared to $5,949 million for the nine months ending September 30, 2015, a decrease of $3,989 million or 67%.

Operating loss from Rig Systems was $962 million for the three months ended September 30, 2016 compared to operating profit of $278 million for the three months ended September 30, 2015, a decrease of $1,240 million or 446%. Operating profit (loss) percentage decreased to (204.7)% for the three months ended September 30, 2016, from 18.6% in the three months ended September 30, 2015. For the nine months ended September 30, 2016, operating loss from Rig Systems was $888 million compared to operating profit of $1,176 million for the nine months ending September 30, 2015, a decrease of $2,064 million or 176%. Operating profit (loss) percentage decreased to (45.3)% for the nine months ended September 30, 2016, from 19.8% in the nine months ended September 30, 2015. Operating profit percentage decreased as the segment’s through-put fell in its manufacturing facilities as the Company worked down its backlog and recorded a $972 million goodwill impairment charge. See Note 13.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. In light of the vote by the shareholders of SETE Brasil Participacoes SA to authorize Sete to file for bankruptcy, and a further decline in drilling activity during the first half of the year to record lows and the resulting effect on certain other customers, the Company removed $2.1 billion of orders from its backlog in the first quarter of 2016. Some of the contracts for these orders remain in place and are enforceable. If these customers obtain funding to continue their projects, the Company will pursue resumption of construction and update the backlog accordingly. The capital equipment backlog was $2.8 billion at September 30, 2016, a decrease of $5.2 billion, or 65%, from backlog of $8.0 billion at September 30, 2015. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $300 million of revenue out of backlog for the remainder of 2016 and approximately $2.5 billion of revenue out of backlog in 2017 and thereafter. At September 30, 2016, approximately 81% of the capital equipment backlog was for offshore products and approximately 82% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three and nine months ended September 30, 2016 and 2015. Revenue from Rig Aftermarket was $322 million for the three months ended September 30, 2016, compared to $570 million for the three months ended September 30, 2015, a decrease of $248 million or 44%. For the nine months ended September 30, 2016, revenue from Rig Aftermarket was $1,077 million compared to $1,946 million for the nine months ending September 30, 2015, a decrease of $869 million or 45%. This decrease was due to the overall decrease in drilling rigs and drilling activity with customers using existing inventories and components from idle and unused rigs rather than purchasing new.

Operating profit from Rig Aftermarket was $72 million for the three months ended September 30, 2016 compared to $157 million for the three months ended September 30, 2015, a decrease of $85 million or 54%. Operating profit percentage decreased to 22.4% for the three months ended September 30, 2016, from 27.5% in the three months ended September 30, 2015. For the nine months ended September 30, 2016, operating profit from Rig Aftermarket was $203 million compared to $514 million for the nine months ending September 30, 2015, a decrease of $311 million or 61%. Operating profit percentage decreased to 18.8% for the nine months ended September 30, 2016, from 26.4% in the nine months ended September 30, 2015. Operating profit percentage decreased due to lower volumes and pricing pressure.

Wellbore Technologies

Three and nine months ended September 30, 2016 and 2015. Revenue from Wellbore Technologies was $526 million for the three months ended September 30, 2016, compared to $834 million for the three months ended September 30, 2015, a decrease of $308 million or 37%. For the nine months ended September 30, 2016, revenue from Wellbore Technologies was $1,668 million compared to $2,961 million for the nine months ending September 30, 2015, a decrease of $1,293 million or 44%. This decrease was due to the overall decrease in drilling activity.

Operating loss from Wellbore Technologies was $94 million for the three months ended September 30, 2016 compared to $2 million for the three months ended September 30, 2015, an increase of $92 million. Operating loss percentage increased to (17.9)% for the three months ended September 30, 2016, from (0.2)% in the three months ended September 30, 2015. For the nine months ended September 30, 2016, operating loss from Wellbore Technologies was $331 million compared to operating profit of $141 million for the nine months ending September 30, 2015, a decrease of $472 million or 335%. Operating profit (loss) percentage decreased to (19.8)% for the nine months ended September 30, 2016, from 4.8% in the nine months ended September 30, 2015. This decrease was due to lower volumes and pricing pressures resulting from an overall decrease in drilling activity.

Completion & Production Solutions

Three and nine months ended September 30, 2016 and 2015. Revenue from Completion & Production Solutions was $543 million for the three months ended September 30, 2016, compared to $798 million for the three months ended September 30, 2015, a decrease of $255 million or 32%. For the nine months ended September 30, 2016, revenue from Completion & Production Solutions was $1,639 million compared to $2,619 million for the nine months ending September 30, 2015, a decrease of $980 million or 37%. This decrease was due to the overall decrease in market activity.

Operating loss from Completion & Production Solutions was $61 million for the three months ended September 30, 2016 compared to operating profit of $10 million for the three months ended September 30, 2015, a decrease of $71 million or 710%. Operating profit (loss) percentage decreased to (11.2)% for the three months ended September 30, 2016, from 1.3% in the three months ended September 30, 2015. For the nine months ended September 30, 2016, operating loss from Completion & Production Solutions was $132 million compared to operating profit of $183 million for the nine months ending September 30, 2015, a decrease of $315 million or 172%. Operating profit (loss) percentage decreased to (8.1)% for the nine months ended September 30, 2016, from 7.0% in the nine months ended September 30, 2015. This decrease was due to an overall decrease in market activity and a shift in product mix as revenue decreased more in higher operating profit businesses such as pressure pumping and fiberglass pipe.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $812 million at September 30, 2016, a decrease of $359 million, or 31% from backlog of $1,171 million at September 30, 2015. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $340 million of revenue out of backlog for the remainder of 2016 and approximately $470 million of revenue out of backlog in 2017 and thereafter. At September 30, 2016, approximately 70% of the capital equipment backlog was for offshore products and approximately 89% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $141 million and $497 million for the three and nine months ended September 30, 2016, respectively, compared to $209 million and $772 million for the three and nine months ended September 30, 2015, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Voluntary Early Retirement Plans

Also included in operating profit for the nine months ended September 30, 2015 and 2016, are certain other items primarily related to costs associated with Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarters of 2016 and 2015. In 2016 and 2015, VERP costs included $45 million and $58 million in severance, respectively, $35 million and $45 million in postretirement medical benefits, respectively, and $5 million and $18 million related to stock-based compensation, respectively.

Other income (expense), net

Other income (expense), net were expenses of $30 million and $85 million for the three and nine months ended September 30, 2016, respectively, compared to expenses of $20 million and $106 million for the three and nine months ended September 30, 2015, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2016 was (9.6)% and 6.5%, respectively, compared to 18.8% and 30.4% for the same periods in 2015. Impairment of goodwill not deductible for tax purposes, lower tax rates on losses incurred in foreign jurisdictions, and an increase in valuation allowance on deferred taxes, which, when applied to losses generated during the nine-month period resulted in a lower effective tax rate than the U.S. statutory rate. Included in the increase in valuation allowance is $213 million recorded against excess foreign tax credits that are not expected to be realized before expiration. The lower effective tax rate was partially offset by benefits from foreign dividends net of foreign tax credits.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2016	2015	2016	2016	2015
Reconciliation of operating profit (loss):
GAAP operating profit (loss)	$(1,186)	$234	$(270)	$(1,645)	$1,242
Other items (1)(2):
Rig Systems	994	22	23	1,069	65
Rig Aftermarket	3	1	5	16	11
Wellbore Technologies	24	29	50	112	83
Completion & Production Solutions	51	60	38	123	92
Eliminations	6	—	1	16	—

Operating profit (loss) excluding other items	$(108)	$346	$(153)	$(309)	$1,493

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2016	2015	2016	2016	2015
Reconciliation of operating profit (loss) %:
GAAP operating profit (loss) %	(72.1%)	7.1%	(15.7%)	(29.6%)	10.3%
Other items %	65.5%	3.4%	6.8%	24.0%	2.1%

Operating profit (loss) % excluding other items	(6.6%)	10.5%	(8.9%)	(5.6%)	12.4%

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2016	2015	2016	2016	2015
Reconciliation of diluted earnings (loss) per share:
GAAP earnings (loss) per share	$(3.62)	$0.41	$(0.58)	$(4.53)	$1.92
Other items (2)	0.18	0.10	0.23	0.67	0.33
Goodwill and other intangible asset write-downs (1)(2)	2.51	0.10	—	2.51	0.09
Fixed asset write-downs (Other income (expense), net)	0.02	—	0.05	0.08	—
Argentina/Venezuela asset write-down (Other income (expense), net)	—	—	—	—	0.02
Tax items (Provision for income taxes)	0.57	—	—	0.57	0.17

Operating (non-GAAP) earnings (loss) per share	$(0.34)	$0.61	$(0.30)	$(0.70)	$2.53

(1)	Included in operating profit are other items related to goodwill and intangible asset impairments.
(2)	Included in operating profit are other items related to costs associated with Voluntary Early Retirement Plans established by the Company during the first quarters of 2016 and 2015 and costs related to severance, facility closures, and other items. See Note 6. For the three and nine months ended September 30, 2016, other items included in operating profit were $1,078 million and $1,336 million, respectively. For the three and nine months ended September 30, 2015, other items included in operating profit were $112 million and $251 million, respectively. Other items included in operating profit for the three months ended June 30, 2016 totaled $117 million.

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

At September 30, 2016, the Company had cash and cash equivalents of $1,510 million and total debt of $3,216 million. At December 31, 2015, cash and cash equivalents were $2,080 million and total debt was $3,909 million. As of September 30, 2016, approximately $1,368 million of the $1,510 million of cash and cash equivalents was held by our foreign subsidiaries, of which $1,315 million would be subject to a 35% U.S. income tax rate, offset by any available foreign tax credits if repatriated. However, our current plans are to permanently reinvest these funds outside of the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company’s outstanding debt at September 30, 2016 was $3,216 million and consisted of $499 million in 1.35% Senior Notes, $1,390 million in 2.60% Senior Notes, $1,087 million in 3.95% Senior Notes, and other debt of $240 million. The Company was in compliance with all covenants at September 30, 2016.

At September 30, 2016, there were no commercial paper borrowings supported by the $4.5 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $4,500 million of funds available under this credit facility.

The Company had $1,227 million of outstanding letters of credit at September 30, 2016 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$807	$718
Net cash used in investing activities	(277)	(378)
Net cash used in financing activities	(1,116)	(1,939)

Operating Activities

For the first nine months of 2016, cash provided by operating activities was $807 million compared to $718 million in the same period of 2015. Before changes in operating assets and liabilities, net of acquisitions, cash was used by operations primarily through loss from operations of $1,699 million plus non-cash charges of $1,566 million, $6 million in a dividend received from Voest-Alpine Tubulars, an unconsolidated affiliate, and $19 million in equity loss in unconsolidated affiliates.

Net changes in operating assets and liabilities, net of acquisitions, provided $915 million of cash for the first nine months of 2016 compared to $788 million used in the same period in 2015. The increase in cash provided in the first nine months of 2016 compared to the same period in 2015 was primarily due to declines in accounts receivable, inventory and costs in excess of billings, partially offset by declines in accounts payable, accrued liabilities and billings in excess of costs.

Investing Activities

For the first nine months of 2016, net cash used in investing activities was $277 million compared to $378 million for the same period of 2015. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity, both of which decreased in the first nine months of 2016 compared to the same period of 2015. The Company used $221 million during the first nine months of 2016 for capital expenditures compared to $332 million for the same period of 2015 and $60 million for acquisitions in the first nine months of 2016 compared to $70 million for the same period of 2015.

Financing Activities

For the first nine months of 2016, net cash used in financing activities was $1,116 million compared to $1,939 million for the same period of 2015. This decrease was primarily the result of $897 million used to make payments on net commercial paper borrowings in 2016 compared to $815 million of net commercial paper borrowings in 2015 used to purchase $2,221 million (44.0 million shares) of the Company’s outstanding common shares.

Other

The effect of the change in exchange rates on cash flows was an increase of $16 million and a decrease of $91 million for the first nine months of 2016 and 2015, respectively.

We believe that cash on hand, cash generated from operations, amounts available under our credit facility and through our commercial paper program, as well as from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, including the unborrowed portion of the credit facility, our commercial paper program or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

Recently Issued Accounting Standards

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This update amends Accounting Standard Codification Topic No. 230 “Statement of Cash Flows” and provides guidance and clarification on presentation of certain cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-15 on its consolidated financial position and results of operations.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $10 million in the first nine months of 2016, compared to approximately $41 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

	As of September 30, 2016			December 31,
Functional Currency	2016	2017	Total	2015
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	—	—	—	10
Average USD to CAD contract rate	—	—	—	1.3759
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	96		96	136
Average USD to CAD contract rate	1.3213		1.3213	1.3554
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	(2)
EUR Buy USD/Sell EUR:
Notional amount to buy (in Euros)	6	—	6	11
Average USD to EUR contract rate	0.8872	0.8851	0.8870	0.8528
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	1
Sell USD/Buy EUR:
Notional amount to buy (in Euros)	88	17	105	199
Average USD to EUR contract rate	0.8842	0.8735	0.8824	0.8953
Fair Value at September 30, 2016 in U.S. dollars	(1)	—	(1)	(5)
KRW Sell USD/Buy KRW:
Notional amount to buy (in South Korean won)	93,085	—	93,085	23,613
Average USD to KRW contract rate	1,095	—	1,095	1,181
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	2	—	2	2
Average USD to GBP contract rate	0.7010	—	0.7010	0.6416
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
Sell USD/Buy GBP:
Notional amount to buy (in British Pounds Sterling)	195	—	195	170
Average USD to GBP contract rate	0.7650	—	0.7650	0.6613
Fair Value at September 30, 2016 in U.S. dollars	(2)	—	(2)	(5)

	As of September 30, 2016			December 31,
Functional Currency	2016	2017	Total	2015
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	5	—	5	7
Average CAD to USD contract rate	0.7818	—	0.7818	0.7635
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	11	4	15	24
Average DKK to USD contract rate	0.1483	0.1549	0.1500	0.1553
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	53	61	114	278
Average EUR to USD contract rate	1.1275	1.1290	1.1283	1.1925
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	(23)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	12	1	13	20
Average GBP to USD contract rate	1.4525	1.3318	1.4437	1.5568
Fair Value at September 30, 2016 in U.S. dollars	(1)	—	(1)	(1)
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	597	311	908	1,501
Average NOK to USD contract rate	0.1275	0.1245	0.1264	0.1353
Fair Value at September 30, 2016 in U.S. dollars	(14)	—	(14)	(239)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	2	4	6	12
Average SGD to USD contract rate	0.7684	0.7262	0.7370	0.7534
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	(1)
Sell CAD/Buy USD:
Notional amount to buy (in U.S. dollars)	4	—	4	—
Average CAD to USD contract rate	0.7714	—	0.7714	—
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	7	—	7	8
Average DKK to USD contract rate	0.1524	—	0.1524	0.1510
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	38	18	56	89
Average EUR to USD contract rate	1.1266	1.1322	1.1284	1.1075
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	1
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	9	—	9	3
Average GBP to USD contract rate	1.4109	—	1.4109	1.4961
Fair Value at September 30, 2016 in U.S. dollars	1	—	1	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	52	17	69	110
Average NOK to USD contract rate	0.1226	0.1186	0.1216	0.1321
Fair Value at September 30, 2016 in U.S. dollars	(1)	(1)	(2)	15
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	30	—	30	30
Average RUB to USD contract rate	0.0153	—	0.0153	0.0139
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	1
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	1	2
Average SGD to USD contract rate	0.7323	—	0.7323	0.7082
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—

	As of September 30, 2016			December 31,
Functional Currency	2016	2017	Total	2015
BRL Buy EUR/Sell BRL:
Notional amount to sell (in U.S. dollars)	66	176	242	199
Average EUR to BRL contract rate	4.1542	4.4752	4.3825	4.3679
Fair Value at September 30, 2016 in U.S. dollars	(2)	(5)	(7)	1
Buy USD/Sell BRL:
Notional amount to sell (in U.S. dollars)	4	26	30	—
Average USD to BRL contract rate	3.8229	4.0278	3.9999	—
Fair Value at September 30, 2016 in U.S. dollars	—	(1)	(1)	—
Sell EUR/Buy BRL:
Notional amount to sell (in U.S. dollars)	187	943	1,130	427
Average EUR to BRL contract rate	4.2892	4.5304	4.4886	4.6985
Fair Value at September 30, 2016 in U.S. dollars	7	29	36	4
Sell USD/Buy BRL:
Notional amount to sell (in U.S. dollars)	4	18	22	—
Average USD to BRL contract rate	3.6258	3.6941	3.6820	—
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	—
DKK Sell DKK/Buy USD:
Notional amount to buy (in U.S. dollars)	890	—	890	1,396
Average DKK to USD contract rate	6.5485	—	6.5485	6.5618
Fair Value at September 30, 2016 in U.S. dollars	(1)	—	(1)	(8)

Other Currencies
Fair Value at September 30, 2016 in U.S. dollars	—	—	—	2

Total Fair Value at September 30, 2016 in U.S. dollars	(14)	22	8	(260)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $6 million and translation exposures totaling $264 million as of September 30, 2016 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $1 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $26 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2016, long term borrowings consisted of $499 million in 1.35% Senior Notes, $1,390 million in 2.60% Senior Notes and $1,087 million in 3.95% Senior Notes. At September 30, 2016, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $4,500 million of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: October 28, 2016	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	Amendment No. 2 to the Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., as Administrative Agent, the other agents named therein, and the lenders parties thereto. (Exhibit 10.1) (4)

10.3	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text.

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 13, 2015.

(5)	Filed as Appendix I to our Proxy Statement filed on April 11, 2016.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.