Form 10-Q
period 2017-03-31
NATIONAL OILWELL VARCO INC
filed 2017-04-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017 the registrant had 380,041,593 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,479	$1,408
Receivables, net	1,978	2,083
Inventories, net	3,254	3,325
Costs in excess of billings	653	665
Prepaid and other current assets	380	395

Total current assets	7,744	7,876

Property, plant and equipment, net	3,108	3,150
Deferred income taxes	87	86
Goodwill	6,065	6,067
Intangibles, net	3,467	3,530
Investment in unconsolidated affiliates	302	307
Other assets	131	124

Total assets	$20,904	$21,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388	$414
Accrued liabilities	1,512	1,568
Billings in excess of costs	363	440
Current portion of long-term debt and short-term borrowings	506	506
Accrued income taxes	83	119

Total current liabilities	2,852	3,047
Long-term debt	2,707	2,708
Deferred income taxes	1,043	1,064
Other liabilities	317	318

Total liabilities	6,919	7,137

Commitments and contingencies

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 380,060,041 and 378,637,403 shares issued and outstanding at March 31, 2017 and December 31, 2016	4	4
Additional paid-in capital	8,135	8,103
Accumulated other comprehensive loss	(1,356)	(1,452)
Retained earnings	7,138	7,285

Total Company stockholders’ equity	13,921	13,940
Noncontrolling interests	64	63

Total stockholders’ equity	13,985	14,003

Total liabilities and stockholders’ equity	$20,904	$21,140

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$1,741	$2,189
Cost of revenue	1,532	1,945

Gross profit	209	244
Selling, general and administrative	306	433

Operating loss	(97)	(189)
Interest and financial costs	(25)	(25)
Interest income	4	5
Equity loss in unconsolidated affiliates	—	(6)
Other income (expense), net	(11)	(21)

Loss before income taxes	(129)	(236)
Provision for income taxes	(9)	(118)

Net loss	(120)	(118)
Net income attributable to noncontrolling interests	2	1

Net loss attributable to Company	$(122)	$(119)

Net loss attributable to Company per share:
Basic	$(0.32)	$(0.32)

Diluted	$(0.32)	$(0.32)

Cash dividends per share	$0.05	$0.46

Weighted average shares outstanding:
Basic	376	375

Diluted	376	375

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(120)	$(118)
Currency translation adjustments	90	143
Changes in derivative financial instruments, net of tax	5	102

Comprehensive income (loss)	(25)	127
Comprehensive income (loss) attributable to noncontrolling interest	2	1

Comprehensive income (loss) attributable to Company	$(27)	$126

See notes to unaudited consolidated financial statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(120)	$(118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	175	175
Deferred income taxes	4	(135)
Equity loss in unconsolidated affiliates	—	6
Other, net	55	83
Change in operating assets and liabilities, net of acquisitions:
Receivables	101	706
Inventories	65	112
Costs in excess of billings	12	210
Prepaid and other current assets	16	(11)
Accounts payable	(26)	(157)
Accrued liabilities	(61)	(231)
Billings in excess of costs	(77)	(81)
Income taxes payable	(41)	(65)
Other assets/liabilities, net	8	127

Net cash provided by operating activities	111	621

Cash flows from investing activities:
Purchases of property, plant and equipment	(42)	(84)
Business acquisitions, net of cash acquired	(6)	(21)
Other	6	2

Net cash used in investing activities	(42)	(103)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	2,368
Payments against lines of credit and other debt	(2)	(3,052)
Cash dividends paid	(19)	(173)
Activity under stock incentive plans	9	1
Other	(1)	(5)

Net cash used in financing activities	(13)	(861)
Effect of exchange rates on cash	15	22

Increase (decrease) in cash and cash equivalents	71	(321)
Cash and cash equivalents, beginning of period	1,408	2,080

Cash and cash equivalents, end of period	$1,479	$1,759

Supplemental disclosures of cash flow information:
Cash payments (receipts) during the period for:
Interest	$3	$3
Income taxes	$56	$(32)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with our 2016 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	March 31, 2017	December 31, 2016
Raw materials and supplies	$903	$961
Work in process	528	561
Finished goods and purchased products	1,823	1,803

Total	$3,254	$3,325

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2017	December 31, 2016
Vendor costs	$236	$235
Customer prepayments and billings	232	222
Compensation	222	181
Warranty	169	172
Taxes (non-income)	121	176
Insurance	101	103
Commissions	61	57
Fair value of derivative financial instruments	53	66
Interest	29	8
Other	288	348

Total	$1,512	$1,568

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2016	$172

Net provisions for warranties issued during the year	16
Amounts incurred	(25)
Currency translation adjustments and other	6

Balance at March 31, 2017	$169

4.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$7,257	$8,132
Estimated earnings	3,424	3,869

	10,681	12,001
Less: Billings to date	10,391	11,776

	$290	$225

Costs and estimated earnings in excess of billings on uncompleted contracts	$653	$665
Billings in excess of costs and estimated earnings on uncompleted contracts	(363)	(440)

	$290	$225

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2016	$(1,376)	$(39)	$(37)	$(1,452)
Accumulated other comprehensive income (loss) before reclassifications	90	10	1	101
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)

Balance at March 31, 2017	$(1,286)	$(34)	$(36)	$(1,356)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2017				2016
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(5)	$—	$(5)	$—	$(1)	$—	$(1)
Cost of revenue	—	(4)	—	(4)	—	76	—	76
Tax effect	—	4	—	4	—	(23)	—	(23)

	$—	$(5)	$—	$(5)	$—	$52	$—	$52

The Company’s reporting currency is the U.S. dollar. For a majority of the Company’s international entities in which there is a substantial investment, the local currency is their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended March 31, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $90 million, upon the translation from local currencies to the U.S. dollar. For the three months ended March 31, 2016, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $143 million upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. Any movement in other comprehensive income or loss from period to period is the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $5 million (net of tax of $1 million) and $102 million (net of tax of $40 million) for the three months ended March 31, 2017 and March 31, 2016, respectively.

6.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
Rig Systems	$393	$926
Rig Aftermarket	321	391
Wellbore Technologies	555	631
Completion & Production Solutions	648	558
Eliminations	(176)	(317)

Total revenue	$1,741	$2,189

Operating profit (loss):
Rig Systems	$9	$67
Rig Aftermarket	61	69
Wellbore Technologies	(57)	(91)
Completion & Production Solutions	8	(38)
Eliminations and corporate costs	(118)	(196)

Total operating profit (loss)	$(97)	$(189)

Operating profit (loss)%:
Rig Systems	2.3%	7.2%
Rig Aftermarket	19.0%	17.6%
Wellbore Technologies	(10.3%)	(14.4%)
Completion & Production Solutions	1.2%	(6.8%)
Total operating profit (loss) %	(5.6%)	(8.6%)

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

Included in operating profit (loss) are other items primarily related to costs associated with severance, facility closures, and Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarter of 2016. As of March 31, 2017, the Company had approximately $47 million accrued for the VERP postretirement medical benefits. Other items by segment are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Other items:
Rig Systems	$7	$52
Rig Aftermarket	5	8
Wellbore Technologies	—	38
Completion & Production Solutions	15	34
Eliminations and corporate costs	—	9

Total other items	$27	$141

7.	Debt

Debt consists of (in millions):

	March 31, 2017	December 31, 2016
$500 million in Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	$499	$499
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,391	1,391
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,087	1,087
Other	236	237

Total debt	3,213	3,214
Less current portion	506	506

Long-term debt	$2,707	$2,708

The Company has a $4.5 billion, five-year credit facility which expires September 28, 2018. The Company also has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $4.5 billion, five-year credit facility. At March 31, 2017, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $4,500 million of funds available under this credit facility. Interest under this multicurrency facility is based upon LIBOR, NIBOR or EURIBOR plus 1.125% subject to a ratings-based grid, or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2017, the Company was in compliance with a debt-to-capitalization ratio of 18.7%.

The Company had $1,002 million of outstanding letters of credit at March 31, 2017 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2017 and December 31, 2016, the fair value of the Company’s unsecured Senior Notes approximated $2,740 million and $2,669 million, respectively. At both March 31, 2017 and December 31, 2016, the carrying value of the Company’s unsecured Senior Notes approximated $2,977 million.

8.	Tax

The effective tax rate for the three months ended March 31, 2017 and 2016 was 7.0% and 50.0%, respectively. Market conditions continued to negatively impact our business in the first quarter of 2017. As a result of these conditions, we established a valuation allowance on losses and tax credits in the current year, which, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate. For the three months ended March 31, 2016, the effect of lower tax rates on income earned in foreign jurisdictions and a reduction in tax reserves due to audit settlements, when applied to losses, resulted in a higher effective tax rate.

For the three months ended March 31, 2016, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period was reported. For the three months ended March 31, 2017, the Company has returned to estimating and recording a full year effective tax rate.

9.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan is 69.4 million. The Plan is now subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At March 31, 2017, 19,871,859 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

On February 22, 2017, the Company granted 3,362,460 stock options with a fair value of $10.98 per share and an exercise price of $38.86 per share; 1,504,450 shares of restricted stock and restricted stock units with a fair value of $38.86 per share; performance share awards to senior management employees with potential payouts varying from zero to 388,380 shares; and 14,400 SARs. The stock options vest over a three-year period from the grant date. The restricted stock and restricted stock units vest on the third anniversary of the date of grant or in three equal annual installments commencing on the first anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period. The SARs are cash-settled awards and vest over a three-year period from the grant date. We account for the SARs as liability awards, which requires the awards to be revalued at each reporting period.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $30 million and $29 million for the three months ended March 31, 2017 and 2016, respectively. Included in stock-based compensation for the three months ended March 31, 2016 is $5 million related to the Voluntary Early Retirement Plan established by the Company in the first quarter of 2016. The total income tax benefit recognized in the Consolidated Statements of Loss for all stock-based compensation arrangements under the Plan was $4 million and $7 million for the three months ended March 31, 2017 and 2016, respectively.

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

At March 31, 2017, the Company has determined that the fair value of its derivative financial instruments representing assets of $80 million and liabilities of $55 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At March 31, 2017, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $25 million.

At March 31, 2017, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is subject to a particular currency risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), or hedge components excluded from the assessment of effectiveness, is recognized in the Consolidated Statements of Loss during the current period.

For the three months ended March 31, 2017, the Company recognized gains of $15 million as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At March 31, 2017, there were $44 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
	March 31,		December 31,
Foreign Currency	2017		2016
Norwegian Krone	NOK	4,803	NOK	5,621
Japanese Yen	JPY	1,462	JPY	1,462
U.S. Dollar	USD	335	USD	321
Euro	EUR	94	EUR	279
Danish Krone	DKK	21	DKK	29
British Pound Sterling	GBP	16	GBP	1
Singapore Dollar	SGD	2	SGD	2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
	March 31,		December 31,
Foreign Currency	2017		2016
Russian Ruble	RUB	1,747	RUB	1,893
Norwegian Krone	NOK	1,377	NOK	538
Euro	EUR	420	EUR	272
U.S. Dollar	USD	408	USD	457
South African Rand	ZAR	150	ZAR	150
Danish Krone	DKK	78	DKK	49
Singapore Dollar	SGD	7	SGD	7
British Pound Sterling	GBP	4	GBP	3
Canadian Dollar	CAD	1	CAD	1

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$3	$24	Accrued liabilities	$29	$37
Foreign exchange contracts	Other Assets	1	6	Other liabilities	2	11

Total derivatives designated as hedging instruments under ASC Topic 815		$4	$30		$31	$48

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$76	$32	Accrued liabilities	$24	$29

Total derivatives not designated as hedging instruments under ASC Topic 815		$76	$32		$24	$29

Total derivatives		$80	$62		$55	$77

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2017	2016		2017	2016		2017	2016
			Revenue	5	1	Cost of revenue	15	(16)
Foreign exchange contracts	13	66	Cost of revenue	(11)	(60)	Other income (expense), net	8	(1)

Total	13	66		(6)	(59)		23	(17)

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2017	2016
Foreign exchange contracts	Other income (expense), net	9	14

Total		9	14

(a)	The Company expects that $8 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $15 million and $(16) million related to the ineffective portion of the hedging relationships for the three months ended March 31, 2017 and 2016, respectively, and $8 million and $(1) million related to the amount excluded from the assessment of the hedge effectiveness for the three months ended March 31, 2017 and 2016, respectively.

11.	Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to Company	$(122)	$(119)

Denominator:
Basic—weighted average common shares outstanding	376	375
Dilutive effect of employee stock options and other unvested stock awards	—	—

Diluted outstanding shares	376	375

Net loss attributable to Company per share:
Basic	$(0.32)	$(0.32)

Diluted	$(0.32)	$(0.32)

Cash dividends per share	$0.05	$0.46

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss attributable to Company allocated to these participating securities was immaterial for the three months ended March 31, 2017 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 13 million and 15 million for the three months ended March 31, 2017 and 2016, respectively.

12.	Cash Dividends

On February 24, 2017, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on March 31, 2017, to each stockholder of record on March 17, 2017. Cash dividends were $19 million and $173 million for the three months ended March 31, 2017 and 2016, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13.	Commitments and Contingencies

We are involved in various claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. Predicting the ultimate outcome of such matters involves subjective judgment, estimates and inherent uncertainties. As of March 31, 2017, the Company recorded an amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the cases referred to herein, will not materially affect our financial position, cash flow or results of operations. As it relates to the cases referred to herein, we currently anticipate that any judgment, arbitral award, administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

14.	New Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standard Update No. 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). This update requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2017 with no material impact.

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal periods beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2017. The cumulative impact of the adoption of this standard was $1 million to retained earnings, and the classification on the statement of cash flows was applied on a prospective basis. The Company also recorded a $4 million increase to tax expense in the first quarter of 2017 due to the impact of the adoption of this standard.

In October 2016, the FASB issued Accounting Standard Update No. 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and for interim reporting periods within those fiscal years. The Company has early adopted this update on January 1, 2017 and recorded a $5 million reduction to retained earnings and receivables. The effect of the change on net income is not significant.

Recently Issued Accounting Standards

In March 2017, the FASB issued Accounting Standard Update No. 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). This update requires that an employer report the service cost component in the same line item as other compensation costs and separately from other components of net benefit cost. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2017-04 on its consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standard Update No. 2017-04 “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). This update eliminates the requirement to compute the implied fair value of goodwill under Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of the adoption of ASU No. 2017-04 on its consolidated financial position and results of operations.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This update amends Accounting Standard Codification Topic No. 230 “Statement of Cash Flows” and provides guidance and clarification on presentation of certain cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-15 on its consolidated statement of cash flows.

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

The Company has not quantified and is not currently able to reasonably estimate the effect of the potential timing or other impacts to revenue recognition caused by the new standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

National Oilwell Varco, Inc. (the “Company”) is a leading oilfield equipment manufacturer and technology provider. The breadth and depth of our product and technology portfolio supports customers’ full-field development needs, from drilling to completion to production, in basins around the world, land or offshore. As a leading provider of innovation, technology, and industrial capabilities to the oilfield, we have a long tradition of pioneering innovations that improve the cost-effectiveness, efficiency, safety and environmental impact of oil and gas operations.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In an effort to provide investors with additional information regarding our results of operations, certain non-GAAP financial measures are provided. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2016, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For its first quarter ended March 31, 2017, the Company had a $122 million net loss, or $0.32 per fully diluted share, on $1.7 billion in revenue. Compared to the fourth quarter of 2016, revenue increased $49 million or 3% and net loss decreased $592 million or 83%. Compared to the first quarter of 2016, revenue decreased $448 million or 20%, and net loss increased $3 million or 3%.

Operating loss for the first quarter of 2017 was $97 million, or (5.6)% of sales. Excluding other items from all periods, operating loss was $70 million or (4.0)% of sales in the first quarter of 2017, compared to operating loss of $72 million or (4.3)% of sales in the fourth quarter of 2016, and operating loss of $48 million or (2.2)% of sales in the first quarter of 2016.

During the first quarter of 2017, fourth quarter of 2016, and first quarter of 2016, pre-tax other items (severance, facility closures, write-downs, and other) included in operating loss were $27 million, $694 million and $141 million, respectively. Excluding other items from all periods, first quarter 2017 earnings (losses) were $(0.17) per fully diluted share, compared to $(0.15) per fully diluted share in the fourth quarter of 2016 and $(0.06) per fully diluted share in the first quarter of 2016.

Oil & Gas Equipment and Services Market

Over the past two decades, technological advancements in the oilfield equipment and service space unlocked production from formations that were previously deemed uneconomic, especially in North America. From 2004 to 2014 global oil and liquids supply increased dramatically from U.S. unconventional resources, deep-water (defined as water depths greater than 400 feet) resources and from other sources. The advances in technology combined with relatively high commodity prices caused by growing demand enabled and sustained an increase in global drilling activity. Global supply started to catch up to demand, and in the latter half of 2014, demand growth in areas such as Asia, Europe and the U.S. weakened while drilling activity remained strong and production continued to grow. As a result, global inventories of crude and refined products grew and the price of oil declined significantly during early 2015, remaining depressed throughout the year and undergoing another major reduction toward the end of 2015. In early 2016, the market witnessed oil trading in the high $20 per barrel range, prices not seen since 2003.

In response to rapidly deteriorating market conditions, operators acutely reduced both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly with active U.S. drilling rig counts hitting 70 year lows and international rig counts reaching decade lows during the second quarter of 2016. As a result of the sharp cutback in activity, production began to decline in certain areas of the world and commodity prices started to rebound as oil markets commenced the process of re-balancing. The market downturn began to stabilize during the second half of 2016 and, aided by OPEC and certain other countries announcing production cuts of 1.7 million barrels per day, showed early signs of improvement during the fourth quarter of 2016. During the first quarter of 2017, land drilling activity continued to increase, particularly in North America, and offshore activity remained depressed. The price of West Texas Intermediate Cushing Crude ended the first quarter of 2017 at $51.77 a barrel.

Segment Performance

The Rig Systems segment generated $393 million in revenue and $9 million in operating profit or 2.3% of sales in the first quarter of 2017. Compared to the prior quarter, revenue decreased $33 million or 8%, and operating profit decreased $90 million or 111%. Compared to the first quarter of 2016, segment revenue decreased $533 million or 58%, and operating profit decreased $58 million or 87%. First quarter 2017 revenue out of backlog for the Rig Systems segment decreased 12% sequentially and 63% year-over-year on fewer shipments of offshore projects. During the first quarter of 2017, the segment received $118 million in new orders, consisting of well servicing rigs and discrete capital equipment components. Backlog for capital equipment orders for the Rig Systems segment at March 31, 2017 was $2.3 billion.

The Rig Aftermarket segment generated $321 million in revenue and $61 million in operating profit or 19.0% of sales in the first quarter of 2017. Compared to the prior quarter, revenue decreased $18 million or 5%, and operating profit increased $35 million or 135%. Compared to the first quarter of 2016, segment revenue decreased $70 million or 18%, and operating profit decreased $8 million or 12%. Revenue decreased year-over-year as drilling contractors reduced spending, depleted existing spares inventories rather than purchase new, and deferred repair and maintenance work on their rig fleets when possible.

The Wellbore Technologies segment generated $555 million in revenue and a $57 million operating loss, or (10.3)% of sales, for the first quarter of 2017. Compared to the prior quarter, revenue increased $24 million or 5%, and operating loss decreased $382 million or 87%. Compared to the first quarter of 2016, revenue decreased $76 million or 12%, and operating loss decreased $34 million or 37%. The decline in revenue from prior year was driven by lower levels of worldwide drilling activity, which required and consumed less of the segment’s services and product offerings.

The Completion & Production Solutions segment generated $648 million in revenue and $8 million in operating profit or 1.2% of sales during the first quarter of 2017. Compared to the prior quarter, revenue increased $46 million or 8%, and operating profit increased $142 million or 106%. Compared to the first quarter of 2016, revenue increased $90 million or 16%, and operating profit increased $46 million or 121%. Revenue and operating profit increased year-over-year on higher levels of worldwide activity. Backlog for capital equipment orders for the Completion & Production Solutions segment at March 31, 2017 was $751 million.

Outlook

Activity in North America increased sharply off historical lows during the last two quarters of 2016 and declines in supply, assisted by the OPEC production cuts, appear to be rebalancing the market; however, global stocks of crude oil and refined product remain bloated and challenging conditions persist. Consequently, we are cautious in our outlook for 2017, and anticipate that our customers will continue to moderate capital expenditures until there is more certainty in a sustainable recovery in commodity prices.

While North America has exhibited the signs of a burgeoning recovery, activity levels remain well below prior cyclical highs. International activity, which has been slower to fall than North American activity, appears to be approaching a bottom, which could be achieved in the second quarter of 2017. Offshore activity, which has longer project cycle times and, in certain instances, more challenged economics, may continue to decline throughout 2017.

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

Throughout the rest of 2017 we will continue to focus on what we can control, in the form of sizing our operations with anticipated levels of activity while continuing to invest in developing and acquiring new products, technologies and operations that advance our longer term strategic goals. The Company has a history of implementing cost-control measures and downsizing in response to depressed market conditions as well as cost effectively ramping operations to capitalize on rapidly increasing demand. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2017 and 2016, and the fourth quarter of 2016 include the following:

				%	%
				1Q17	1Q17
	1Q17*	1Q16*	4Q16*	1Q16	4Q16
Active Drilling Rigs:
U.S.	739	555	586	33.2%	26.1%
Canada	299	163	179	83.4%	67.0%
International	939	1,017	924	(7.7%)	1.6%

Worldwide	1,977	1,735	1,689	13.9%	17.1%

West Texas Intermediate	$51.77	$33.18	$49.14	56.0%	5.4%
Crude Prices (per barrel)

Natural Gas Prices ($/mmbtu)	$2.98	$1.98	$3.01	50.5%	(1.0%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2017, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 17.1% (from 1,689 to 1,977), and the U.S. increased 26.1% (from 586 to 739), in the first quarter of 2017 compared to the fourth quarter of 2016. The average per barrel price of West Texas Intermediate Crude Oil increased 5.4% (from $49.14 per barrel to $51.77 per barrel) and natural gas prices decreased 1.0% (from $3.01 per mmbtu to $2.98 per mmbtu) in the first quarter of 2017 compared to the fourth quarter of 2016.

U.S. rig activity at April 21, 2017 was 857 rigs, increasing 16% compared to the first quarter of 2017 average of 739 rigs. The price for West Texas Intermediate Crude Oil was at $49.62 per barrel at April 21, 2017, decreasing 4% from the first quarter of 2017 average. The price for natural gas was at $3.10 per mmbtu at April 21, 2017, increasing 4% from the first quarter of 2017 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Rig Systems	$393	$926
Rig Aftermarket	321	391
Wellbore Technologies	555	631
Completion & Production Solutions	648	558
Eliminations	(176)	(317)

Total revenue	$1,741	$2,189

Operating profit (loss):
Rig Systems	$9	$67
Rig Aftermarket	61	69
Wellbore Technologies	(57)	(91)
Completion & Production Solutions	8	(38)
Eliminations and corporate costs	(118)	(196)

Total operating profit (loss)	$(97)	$(189)

Operating profit (loss)%:
Rig Systems	2.3%	7.2%
Rig Aftermarket	19.0%	17.6%
Wellbore Technologies	(10.3%)	(14.4%)
Completion & Production Solutions	1.2%	(6.8%)
Total operating profit (loss) %	(5.6%)	(8.6%)

Rig Systems

Three months ended March 31, 2017 and 2016. Revenue from Rig Systems was $393 million for the three months ended March 31, 2017, compared to $926 million for the three months ended March 31, 2016, a decrease of $533 million or 58%.

Operating profit from Rig Systems was $9 million for the three months ended March 31, 2017 compared to $67 million for the three months ended March 31, 2016, a decrease of $58 million or 87%. Operating profit percentage decreased to 2.3% for the three months ended March 31, 2017, from 7.2% in the three months ended March 31, 2016. Operating profit percentage decreased as the segment’s through-put fell in its manufacturing facilities as the Company worked down its backlog.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.3 billion at March 31, 2017, a decrease of $992 million, or 30%, from backlog of $3.3 billion at

March 31, 2016. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $660 million of revenue out of backlog for the remainder of 2017 and approximately $1.6 billion of revenue out of backlog in 2018 and thereafter. At March 31, 2017, approximately 79% of the capital equipment backlog was for offshore products and approximately 81% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three months ended March 31, 2017 and 2016. Revenue from Rig Aftermarket was $321 million for the three months ended March 31, 2017, compared to $391 million for the three months ended March 31, 2016, a decrease of $70 million or 18%. This decrease was due to the decrease in offshore related drilling activity.

Operating profit from Rig Aftermarket was $61 million for the three months ended March 31, 2017 compared to $69 million for the three months ended March 31, 2016, a decrease of $8 million or 12%. Operating profit percentage increased to 19.0% for the three months ended March 31, 2017, from 17.6% in the three months ended March 31, 2016. Operating profit percentage increased due to product mix.

Wellbore Technologies

Three months ended March 31, 2017 and 2016. Revenue from Wellbore Technologies was $555 million for the three months ended March 31, 2017, compared to $631 million for the three months ended March 31, 2016, a decrease of $76 million or 12%. This decrease was due to challenging international conditions offsetting the North American recovery.

Operating loss from Wellbore Technologies was $57 million for the three months ended March 31, 2017 compared to $91 million for the three months ended March 31, 2016, a decrease of $34 million. Operating loss percentage decreased to (10.3)% for the three months ended March 31, 2017, from (14.4)% in the three months ended March 31, 2016. This decrease was due to a shift in product mix for drilling activity.

Completion & Production Solutions

Three months ended March 31, 2017 and 2016. Revenue from Completion & Production Solutions was $648 million for the three months ended March 31, 2017, compared to $558 million for the three months ended March 31, 2016, an increase of $90 million or 16%. This increase was due to the overall increase in demand for capital equipment used in completion and production related activities.

Operating profit (loss) from Completion & Production Solutions was $8 million for the three months ended March 31, 2017 compared to $(38) million for the three months ended March 31, 2016, an increase of $46 million or 121%. Operating profit (loss) percentage increased to 1.2% for the three months ended March 31, 2017, from (6.8)% in the three months ended March 31, 2016. This increase was due to an overall increase in market activity.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $751 million at March 31, 2017, a decrease of $243 million, or 24% from backlog of $994 million at March 31, 2016. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $690 million of revenue out of backlog for the remainder of 2017 and approximately $60 million of revenue out of backlog in 2018 and thereafter. At March 31, 2017, approximately 57% of the capital equipment backlog was for offshore products and approximately 78% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $118 million and $196 million for the three months ended March 31, 2017 and 2016, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $(11) million and $(21) million for the three months ended March 31, 2017 and 2016, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2017 and 2016 was 7.0% and 50.0%, respectively. Market conditions continued to negatively impact our business in the first quarter of 2017. As a result of these conditions, we established a valuation allowance on losses and tax credits in the current year, which, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate. For the three months ended March 31, 2016, the effect of lower tax rates on income earned in foreign jurisdictions and a reduction in tax reserves due to audit settlements, when applied to losses, resulted in a higher effective tax rate.

Non-GAAP Financial Measures and Reconciliations

In an effort to provide investors with additional information regarding our results as determined by GAAP, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. Each of these financial measures excludes the impact of certain amounts as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below, and these non-GAAP financial measures are not intended to replace GAAP financial measures.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended
	March 31,		December 31,
	2017	2016	2016
Reconciliation of operating loss:
GAAP operating loss	$(97)	$(189)	$(766)
Other (1):
Rig Systems	7	52	121
Rig Aftermarket	5	8	49
Wellbore Technologies	—	38	364
Completion & Production Solutions	15	34	151
Eliminations	—	9	9

Operating loss excluding other items	$(70)	$(48)	$(72)

	Three Months Ended
	March 31,		December 31,
	2017	2016	2016
Reconciliation of operating loss %:
GAAP operating loss %	(5.6%)	(8.6%)	(45.3%)
Asset write-downs and other items %	1.6%	6.4%	41.0%

Operating loss % excluding other items	(4.0%)	(2.2%)	(4.3%)

	Three Months Ended
	March 31,		December 31,
	2017	2016	2016
Reconciliation of adjusted loss per share:
GAAP loss per share	$(0.32)	$(0.32)	$(1.90)
Other (1)	0.04	0.25	1.26
Fixed asset write-downs (Other income (expense), net)	0.02	0.01	0.02
Tax items (Provision for income taxes)	0.09	—	0.47

Adjusted loss per share	$(0.17)	$(0.06)	$(0.15)

(1)	Included in operating profit are other items related to costs associated with the Voluntary Early Retirement Plan established by the Company during the first quarter of 2016 and costs related to severance, facility closures, and other items. See Note 6. For the three months ended March 31, 2017 and 2016, other items included in operating profit were $27 million and $141 million, respectively. Other items included in operating profit for the three months ended December 31, 2016 totaled $694 million.

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

At March 31, 2017, the Company had cash and cash equivalents of $1,479 million and total debt of $3,213 million. At December 31, 2016, cash and cash equivalents were $1,408 million and total debt was $3,214 million. As of March 31, 2017, approximately $1,233 million of the $1,479 million of cash and cash equivalents was held by our foreign subsidiaries, of which $1,224 million would be subject to a 35% U.S. income tax rate, offset by any available foreign tax credits if repatriated. However, our current plans are to permanently reinvest these funds outside of the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company’s outstanding debt at March 31, 2017 was $3,213 million and consisted of $499 million in 1.35% Senior Notes, $1,391 million in 2.60% Senior Notes, $1,087 million in 3.95% Senior Notes, and other debt of $236 million. The Company was in compliance with all covenants at March 31, 2017.

At March 31, 2017, there were no commercial paper borrowings supported by the $4.5 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $4,500 million of funds available under this credit facility.

The Company had $1,002 million of outstanding letters of credit at March 31, 2017 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$111	$621
Net cash used in investing activities	(42)	(103)
Net cash used in financing activities	(13)	(861)

Operating Activities

For the first three months of 2017, cash provided by operating activities was $111 million compared to $621 million in the same period of 2016. Before changes in operating assets and liabilities, net of acquisitions, cash was used by operations primarily through loss from operations of $120 million plus non-cash charges of $234 million.

The change in cash used in the first three months of 2017 compared to the same period in 2016 was primarily due to declines in accounts receivable, inventory and costs in excess of billings, partially offset by declines in accounts payable, accrued liabilities and billings in excess of costs. Net changes in operating assets and liabilities, net of acquisitions, used $3 million of cash for the first three months of 2017 compared to cash provided of $610 million in the same period in 2016.

Investing Activities

For the first three months of 2017, net cash used in investing activities was $42 million compared to $103 million for the same period of 2016. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity, both of which decreased in the first three months of 2017 compared to the same period of 2016. The Company used $42 million during the first three months of 2017 for capital expenditures compared to $84 million for the same period of 2016 and $6 million for acquisitions in the first three months of 2017 compared to $21 million for the same period of 2016.

Financing Activities

For the first three months of 2017, net cash used in financing activities was $13 million compared to $861 million for the same period of 2016. This decrease was primarily the result of dividends paid of $19 million in 2017 compared to $173 million in 2016 and $2 million in payments on net borrowings in 2017 compared to $861 million used to make payments on net commercial paper borrowings in 2016.

Other

The effect of the change in exchange rates on cash flows was an increase of $15 million and $22 million for the first three months of 2017 and 2016, respectively.

We believe that cash on hand, cash generated from operations, amounts available under our credit facility and through our commercial paper program, as well as from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations.

We intend to pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future acquisitions primarily with cash on hand and cash flow from operations and borrowings, including the unborrowed portion of the credit facility, our commercial paper program or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

New Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standard Update No. 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). This update requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2017 with no material impact.

In March 2016, the FASB issued Accounting Standard Update No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This update simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal periods beginning after December 15, 2016, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2017. The cumulative impact of the adoption of this standard was $1 million to retained earnings, and the classification on the statement of cash flows was applied on a prospective basis. The Company also recorded a $4 million increase to tax expense in the first quarter of 2017 due to the impact of the adoption of this standard.

In October 2016, the FASB issued Accounting Standard Update No. 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and for interim reporting periods within those fiscal years. The Company has early adopted this update on January 1, 2017 and recorded a $5 million reduction to retained earnings and receivables. The effect of the change on net income is not significant.

Recently Issued Accounting Standards

In March 2017, the FASB issued Accounting Standard Update No. 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). This update requires that an employer report the service cost component in the same line item as other compensation costs and separately from other components of net benefit cost. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2017-04 on its consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standard Update No. 2017-04 “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). This update eliminates the requirement to compute the implied fair value of goodwill under Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In August 2016, the FASB issued Accounting Standard Update No. 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). This update amends Accounting Standard Codification Topic No. 230 “Statement of Cash Flows” and provides guidance and clarification on presentation of certain cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU No. 2016-15 on its consolidated statement of cash flows.

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

The Company has not quantified and is not currently able to reasonably estimate the effect of the potential timing or other impacts to revenue recognition caused by the new standard.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of approximately $1 million in the first three months of 2017, compared to approximately $4 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

	As of March 31, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	—	40	243	—	283	75
Average USD to CAD contract rate	—	1.3286	1.3242	—	1.3265	1.3265
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	103		24	141	268	260
Average USD to CAD contract rate	1.3329		1.3167	1.3147	1.3218	1.3120
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	1	1	(2)
EUR Buy GBP/Sell EUR:
Notional amount to buy (in Euros)	1	—	—	—	1	3
Average GBP to EUR contract rate	1.1539	1.1459	—	—	1.1528	0.9309
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Buy NOK/Sell EUR:
Notional amount to buy (in Euros)	—	—	—	—	—	104
Average NOK to EUR contract rate	0.1095	—	—	—	0.1095	0.9206
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	(3)
Buy USD/Sell EUR:
Notional amount to buy (in Euros)	13	—	—	—	13	104
Average USD to EUR contract rate	0.9210	0.9107	—	—	0.9209	0.9206
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	(3)
Sell USD/Buy EUR:
Notional amount to sell (in Euros)	112	4	—	—	116	104
Average USD to EUR contract rate	0.9121	0.9076	—	—	0.9119	0.9206
Fair Value at March 31, 2017 in U.S. dollars	(2)	—	—	—	(2)	(3)
Sell ZAR/Buy EUR:
Notional amount to sell (in Euros)	8	—	—	—	8	8
Average ZAR to EUR contract rate	0.0555	—	—	—	0.0555	0.0555
Fair Value at March 31, 2017 in U.S. dollars	(2)	—	—	—	(2)	(2)

	As of March 31, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
AUD Buy USD/Sell AUD:
Notional amount to buy (in Australian dollars)	4	—	—	—	4	40,674
Average USD to AUD contract rate	1.2955	—	—	—	1.2955	1,162
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	(1)
Sell USD/Buy AUD:
Notional amount to sell (in Australian dollars)	19	—	—	—	19	40,674
Average USD to AUD contract rate	1.2975	—	—	—	1.2975	1,162
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	(1)
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	—	—	—	—	—	1
Average USD to GBP contract rate	0.8021	—	—	—	0.8021	0.8028
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	159	—	—	—	159	169
Average USD to GBP contract rate	0.7961	—	—	—	0.7961	0.7844
Fair Value at March 31, 2017 in U.S. dollars	(1)	—	—	—	(1)	(6)
Sell EUR/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	—	—	—	—	—	1
Average EUR to GBP contract rate	0.8929	—	—	—	0.8929	0.8604
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	1	—	—	—	1	1
Average CAD to USD contract rate	0.7559	—	—	—	0.7559	0.7559
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	10	—	—	—	10	10
Average DKK to USD contract rate	0.1509	—	—	—	0.1509	0.1509
Fair Value at March 31, 2017 in U.S. dollars	(1)	—	—	—	(1)	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	44	14	—	—	58	81
Average EUR to USD contract rate	1.0936	1.0905	—	—	1.0929	1.1114
Fair Value at March 31, 2017 in U.S. dollars	(1)	—	—	—	(1)	(4)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	18	2	—	—	20	3
Average GBP to USD contract rate	1.2360	1.2650	—	—	1.2388	1.2516
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	595	126	—	—	721	737
Average NOK to USD contract rate	0.1216	0.1227	—	—	0.1217	0.1231
Fair Value at March 31, 2017 in U.S. dollars	(24)	(6)	—	—	(30)	(41)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	3	—	—	—	3	5
Average SGD to USD contract rate	0.7220	—	—	—	0.7220	0.7262
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to sell (in U.S. dollars)	5	—	—	—	5	2
Average DKK to USD contract rate	0.1453	—	—	—	0.1453	0.1481
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	13	8	—	—	21	29
Average EUR to USD contract rate	1.0745	1.1101	—	—	1.0886	1.1059
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	1
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	2	—	—	—	2	1
Average GBP to USD contract rate	1.2415	—	—	—	1.2415	1.2549
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	28	2	—	—	30	21
Average NOK to USD contract rate	0.1182	0.1192	—	—	0.1183	0.1183
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	30	—	—	—	30	30
Average RUB to USD contract rate	0.0172	—	—	—	0.0172	0.0158
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	3	—	—	—	3	2
Average SGD to USD contract rate	0.7029	—	—	—	0.7029	0.7006
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—

	As of March 31, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
BRL Buy EUR/Sell BRL:
Notional amount to buy (in Brazilian reals)	352	—	—	—	352	326
Average EUR to BRL contract rate	4.0546	—	—	—	4.0546	4.1974
Fair Value at March 31, 2017 in U.S. dollars	(15)	—	—	—	(15)	(13)
Buy GBP/Sell BRL:
Notional amount to buy (in Brazilian reals)	3	—	—	—	3	27
Average GBP to BRL contract rate	4.1230	—	—	—	4.1230	4.0278
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	(1)
Buy USD/Sell BRL:
Notional amount to buy (in Brazilian reals)	25	—	—	—	25	27
Average USD to BRL contract rate	3.9600	—	—	—	3.9600	4.0278
Fair Value at March 31, 2017 in U.S. dollars	(1)	—	—	—	(1)	(1)
Sell EUR/Buy BRL:
Notional amount to sell (in Brazilian reals)	1,344	40	—	—	1,384	1,440
Average EUR to BRL contract rate	4.3102	3.5670	—	—	4.2842	4.2950
Fair Value at March 31, 2017 in U.S. dollars	76	—	—	—	76	59
Sell USD/Buy BRL:
Notional amount to sell (in Brazilian reals)	20	—	—	—	20	23
Average USD to BRL contract rate	3.6231	—	—	—	3.6231	3.6378
Fair Value at March 31, 2017 in U.S. dollars	1	—	—	—	1	—
DKK Buy USD/Sell DKK:
Notional amount to buy (in Danish Krone)	—	—	—	—	—	22
Average USD to DKK contract rate	—	—	—	—	—	7.1140
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy DKK:
Notional amount to sell (in Danish Krone)	660	—	—	—	660	855
Average USD to DKK contract rate	6.9660	—	—	—	6.9660	6.9660
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	(1)
NOK Buy EUR/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	187	5	—	—	192	231
Average EUR to NOK contract rate	9.1985	9.2781	—	—	9.2008	9.1870
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Buy GBP/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	2	—	—	—	2	2
Average GBP to NOK contract rate	10.4910	—	—	—	10.4910	10.7029
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	23	—	—	—	23	21
Average USD to NOK contract rate	8.5341	—	—	—	8.5341	8.7062
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Buy JPY/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	58	—	—	—	58	58
Average JPY to NOK contract rate	0.0747	—	—	—	0.0747	0.0748
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell EUR/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	83	14	—	—	97	120
Average EUR to NOK contract rate	9.2309	9.2781	—	—	9.2377	9.2144
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	128	1	—	—	129	126
Average USD to NOK contract rate	8.6877	8.6642	—	—	8.6875	8.7030
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—

Sell JPY/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	45	6	—	—	51	51
Average JPY to NOK contract rate	0.0747	0.0758	—	—	0.0748	0.0750
Fair Value at March 31, 2017 in U.S. dollars	—	—	—	—	—	—

Total Fair Value at March 31, 2017 in U.S. dollars	30	(6)	—	1	25	(15)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $19 million and translation exposures totaling $273 million as of March 31, 2017 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $1 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $27 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2017, long term borrowings consisted of $499 million in 1.35% Senior Notes, $1,391 million in 2.60% Senior Notes and $1,087 million in 3.95% Senior Notes. At March 31, 2017, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $4,500 million of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These borrowings carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or EURIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or EURIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2016 Annual Report on Form 10-K.

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

Date: April 28, 2017	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in their capacities as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	Amendment No. 2 to the Credit Agreement, dated as of September 28, 2012, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., as Administrative Agent, the other agents named therein, and the lenders parties thereto. (Exhibit 10.1) (4)

10.3	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (11)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on October 1, 2012
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on May 13, 2015.

(5)	Filed as Appendix I to our Proxy Statement filed on April 11, 2016.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(11)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.