Form 10-Q
period 2017-06-30
NATIONAL OILWELL VARCO INC
filed 2017-07-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 21, 2017 the registrant had 380,038,518 shares of common stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,530	$1,408
Receivables, net	2,086	2,083
Inventories, net	3,207	3,325
Costs in excess of billings	599	665
Prepaid and other current assets	319	395

Total current assets	7,741	7,876
Property, plant and equipment, net	3,052	3,150
Deferred income taxes	70	86
Goodwill	6,129	6,067
Intangibles, net	3,438	3,530
Investment in unconsolidated affiliates	306	307
Other assets	151	124

Total assets	$20,887	$21,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$414
Accrued liabilities	1,489	1,568
Billings in excess of costs	337	440
Current portion of long-term debt and short-term borrowings	506	506
Accrued income taxes	71	119

Total current liabilities	2,851	3,047
Long-term debt	2,708	2,708
Deferred income taxes	999	1,064
Other liabilities	307	318

Total liabilities	6,865	7,137

Commitments and contingencies
Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 380,052,282 and 378,637,403 shares issued and outstanding at June 30, 2017 and December 31, 2016	4	4
Additional paid-in capital	8,163	8,103
Accumulated other comprehensive loss	(1,258)	(1,452)
Retained earnings	7,044	7,285

Total Company stockholders’ equity	13,953	13,940
Noncontrolling interests	69	63

Total stockholders’ equity	14,022	14,003

Total liabilities and stockholders’ equity	$20,887	$21,140

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$1,759	$1,724	$3,500	$3,913
Cost of revenue	1,528	1,689	3,060	3,634

Gross profit	231	35	440	279
Selling, general and administrative	293	305	599	738

Operating loss	(62)	(270)	(159)	(459)
Interest and financial costs	(26)	(30)	(51)	(55)
Interest income	4	3	8	8
Equity loss in unconsolidated affiliates	(2)	(7)	(2)	(13)
Other income (expense), net	(2)	(34)	(13)	(55)

Loss before income taxes	(88)	(338)	(217)	(574)
Provision for income taxes	(14)	(121)	(23)	(239)

Net loss	(74)	(217)	(194)	(335)
Net income attributable to noncontrolling interests	1	—	3	1

Net loss attributable to Company	$(75)	$(217)	$(197)	$(336)

Net loss attributable to Company per share:
Basic	$(0.20)	$(0.58)	$(0.52)	$(0.90)

Diluted	$(0.20)	$(0.58)	$(0.52)	$(0.90)

Cash dividends per share	$0.05	$0.05	$0.10	$0.51

Weighted average shares outstanding:
Basic	377	375	377	375

Diluted	377	375	377	375

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(74)	$(217)	$(194)	$(335)
Currency translation adjustments	76	(46)	166	97
Changes in derivative financial instruments, net of tax	23	29	28	131

Comprehensive income (loss)	25	(234)	—	(107)
Comprehensive income attributable to noncontrolling interest	1	—	3	1

Comprehensive income (loss) attributable to Company	$24	$(234)	$(3)	$(108)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(194)	$(335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	349	353
Deferred income taxes	19	(288)
Equity loss in unconsolidated affiliates	2	13
Other, net	90	201
Change in operating assets and liabilities, net of acquisitions:
Receivables	(9)	858
Inventories	122	320
Costs in excess of billings	65	460
Prepaid and other current assets	82	70
Accounts payable	37	(190)
Accrued liabilities	(96)	(514)
Billings in excess of costs	(103)	(132)
Income taxes payable	(54)	(190)
Other assets/liabilities, net	(31)	123

Net cash provided by operating activities	279	749

Cash flows from investing activities:
Purchases of property, plant and equipment	(85)	(161)
Business acquisitions, net of cash acquired	(82)	(36)
Other	19	3

Net cash used in investing activities	(148)	(194)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	2,963
Payments against lines of credit and other debt	(3)	(3,748)
Cash dividends paid	(38)	(192)
Activity under stock incentive plans	10	1
Other	—	(14)

Net cash used in financing activities	(31)	(990)
Effect of exchange rates on cash	22	16

Increase (decrease) in cash and cash equivalents	122	(419)
Cash and cash equivalents, beginning of period	1,408	2,080

Cash and cash equivalents, end of period	$1,530	$1,661

Supplemental disclosures of cash flow information:
Cash payments (receipts) during the period for:
Interest	$48	$53
Income taxes	$97	$120

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2017	2016
Raw materials and supplies	$786	$961
Work in process	517	561
Finished goods and purchased products	1,904	1,803

Total	$3,207	$3,325

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2017	2016
Compensation	$237	$181
Customer prepayments and billings	236	222
Vendor costs	221	235
Warranty	161	172
Taxes (non-income)	142	176
Insurance	92	103
Commissions	55	57
Fair value of derivative financial instruments	20	66
Interest	7	8
Other	318	348

Total	$1,489	$1,568

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2016	$172

Net provisions for warranties issued during the year	24
Amounts incurred	(42)
Currency translation adjustments and other	7

Balance at June 30, 2017	$161

4. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	June 30,	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$7,157	$8,132
Estimated earnings	3,350	3,869

	10,507	12,001
Less: Billings to date	10,245	11,776

	$262	$225

Costs and estimated earnings in excess of billings on uncompleted contracts	$599	$665
Billings in excess of costs and estimated earnings on uncompleted contracts	(337)	(440)

	$262	$225

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2016	$(1,376)	$(39)	$(37)	$(1,452)
Accumulated other comprehensive income (loss) before reclassifications	166	26	—	192
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2

Balance at June 30, 2017	$(1,210)	$(11)	$(37)	$(1,258)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2017				2016
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$1	$—	$1	$—	$(2)	$—	$(2)
Cost of revenue	—	8	—	8	—	46	—	46
Tax effect	—	(2)	—	(2)	—	(12)	—	(12)

	$—	$7	$—	$7	$—	$32	$—	$32

	Six Months Ended June 30,
	2017				2016
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(4)	$—	$(4)	$—	$(3)	$—	$(3)
Cost of revenue	—	4	—	4	—	122	—	122
Tax effect	—	2	—	2	—	(35)	—	(35)

	$—	$2	$—	$2	$—	$84	$—	$84

The Company’s reporting currency is the U.S. dollar. For a majority of the Company’s international entities in which there is a substantial investment, the local currency is their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended June 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $76 million, upon the translation from local currencies to the U.S. dollar. For the six months ended June 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $166 million, upon the translation from local currencies to the U.S. dollar. For the three months ended June 30, 2016, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $46 million upon the translation from local currencies to the U.S. dollar. For the six months ended June 30, 2016, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $97 million, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $23 million (net of tax of $6 million) and $28 million (net of tax of $7 million) for the three and six months ended June 30, 2017, respectively. The accumulated effect was other comprehensive income of $29 million (net of tax of $12 million) and $131 million (net of tax of $52 million) for the three and six months ended June 30, 2016, respectively.

6. Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Rig Systems	$346	$564	$739	$1,490
Rig Aftermarket	341	364	662	755
Wellbore Technologies	614	511	1,169	1,142
Completion & Production Solutions	652	538	1,300	1,096
Eliminations	(194)	(253)	(370)	(570)

Total revenue	$1,759	$1,724	$3,500	$3,913

Operating profit (loss):
Rig Systems	$(7)	$7	$2	$74
Rig Aftermarket	76	62	137	131
Wellbore Technologies	(24)	(146)	(81)	(237)
Completion & Production Solutions	27	(33)	35	(71)
Eliminations and corporate costs	(134)	(160)	(252)	(356)

Total operating profit (loss)	$(62)	$(270)	$(159)	$(459)

Operating profit (loss)%:
Rig Systems	(2.0%)	1.2%	0.3%	5.0%
Rig Aftermarket	22.3%	17.0%	20.7%	17.4%
Wellbore Technologies	(3.9%)	(28.6%)	(6.9%)	(20.8%)
Completion & Production Solutions	4.1%	(6.1%)	2.7%	(6.5%)
Total operating profit (loss) %	(3.5%)	(15.7%)	(4.5%)	(11.7%)

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

Included in operating profit (loss) are other items primarily related to costs associated with severance, facility closures, and Voluntary Early Retirement Plans (“VERP”) established by the Company during the first quarter of 2016. As of June 30, 2017, the Company had approximately $45 million accrued for the VERP postretirement medical benefits.

7. Debt

Debt consists of (in millions):

	June 30,	December 31,
	2017	2016
$500 million in Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	$499	$499
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,392	1,391
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,087	1,087
Other	236	237

Total debt	3,214	3,214
Less current portion	506	506

Long-term debt	$2,708	$2,708

On June 27, 2017, the Company entered into a new $3.0 billion credit agreement evidencing a five-year unsecured revolving credit facility, which expires on June 27, 2022, with a syndicate of financial institutions. This new credit facility replaced the Company’s previous $4.5 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2017, the Company was in compliance with a debt-to-capitalization ratio of 18.6%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At June 30, 2017, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $833 million of outstanding letters of credit at June 30, 2017 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2017 and December 31, 2016, the fair value of the Company’s unsecured Senior Notes approximated $2,766 million and $2,669 million, respectively. At June 30, 2017 and December 31, 2016, the carrying value of the Company’s unsecured Senior Notes approximated $2,978 million and $2,977 million, respectively.

8. Tax

The effective tax rate for the three and six months ended June 30, 2017 was 15.9% and 10.6%, respectively, compared to 35.8% and 41.6% for the same periods in 2016. Market conditions continued to negatively impact our business in the second quarter of 2017. As a result of these conditions, we continue to establish valuation allowances on deferred tax assets for losses and tax credits generated in the current year, which, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate. For the three and six months ended June 30, 2016, the effect of lower tax rates on income earned in foreign jurisdictions and a reduction in tax reserves due to audit settlements, when applied to losses, resulted in a higher effective tax rate.

For the three and six months ended June 30, 2016, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period was reported. For the three and six months ended June 30, 2017, the Company has returned to estimating and recording a full year effective tax rate.

9. Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan is 69.4 million. The Plan is subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At June 30, 2017, 20,318,747 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

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

On May 17, 2017, the Company granted 36,701 restricted stock awards with a fair value of $33.38 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $22 million and $52 million for the three and six months ended June 30, 2017, respectively, and $21 million and $50 million for the three and six months ended June 30, 2016, respectively. Included in stock-based compensation for the six months ended June 30, 2016 is $5 million related to the Voluntary Early Retirement Plan established by the Company in the first quarter of 2016. The total income tax benefit recognized in the Consolidated Statements of Loss for all stock-based compensation arrangements under the Plan was $5 million and $9 million for the three and six months ended June 30, 2017, respectively, and $5 million and $12 million for the three and six months ended June 30, 2016, respectively.

.

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

At June 30, 2017, the Company has determined that the fair value of its derivative financial instruments representing assets of $26 million and liabilities of $21 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At June 30, 2017, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $5 million.

At June 30, 2017, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For the three and six months ended June 30, 2017, the Company recognized a loss of $2 million and a gain of $13 million, respectively, as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At June 30, 2017, there were $14 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	June 30, 2017		December 31, 2016
Norwegian Krone	NOK	4,762	NOK	5,621
Japanese Yen	JPY	1,142	JPY	1,462
U.S. Dollar	USD	275	USD	321
Euro	EUR	88	EUR	279
Danish Krone	DKK	29	DKK	29
British Pound Sterling	GBP	12	GBP	1
Singapore Dollar	SGD	1	SGD	2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	June 30, 2017		December 31, 2016
Russian Ruble	RUB	2,417	RUB	1,893
Norwegian Krone	NOK	1,115	NOK	538
U.S. Dollar	USD	461	USD	457
South African Rand	ZAR	150	ZAR	150
Euro	EUR	84	EUR	272
Danish Krone	DKK	17	DKK	49
Singapore Dollar	SGD	4	SGD	7
British Pound Sterling	GBP	2	GBP	3
Canadian Dollar	CAD	1	CAD	1

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$8	$24	Accrued liabilities	$8	$37
Foreign exchange contracts	Other Assets	6	6	Other liabilities	1	11

Total derivatives designated as hedging instruments under ASC Topic 815		$14	$30		$9	$48

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$12	$32	Accrued liabilities	$12	$29

Total derivatives not designated as hedging instruments under ASC Topic 815		$12	$32		$12	$29

Total derivatives		$26	$62		$21	$77

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016			2017	2016		2017	2016
			Revenue Cost of revenue		4	3	Cost of revenue Other income (expense), net	13	(17)
Foreign exchange contracts	34	65			(17)	(105)		5	1

Total	34	65			(13)	(102)		18	(16)

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
			Six Months Ended June 30,
			2017	2016
Foreign exchange contracts	Other income (expense), net		46	3

Total			46	3

(a)	The Company expects that $8 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

(b)	The amount of gain (loss) recognized in income represents $13 million and $(17) million related to the ineffective portion of the hedging relationships for the six months ended June 30, 2017 and 2016, respectively, and $5 million and $1 million related to the amount excluded from the assessment of the hedge effectiveness for the six months ended June 30, 2017 and 2016, respectively.

11. Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Company	$(75)	$(217)	$(197)	$(336)

Denominator:
Basic—weighted average common shares outstanding	377	375	377	375
Dilutive effect of employee stock options and other unvested stock awards	—	—	—	—

Diluted outstanding shares	377	375	377	375

Net loss attributable to Company per share:
Basic	$(0.20)	$(0.58)	$(0.52)	$(0.90)

Diluted	$(0.20)	$(0.58)	$(0.52)	$(0.90)

Cash dividends per share	$0.05	$0.05	$0.10	$0.51

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss attributable to Company allocated to these participating securities was immaterial for the three and six months ended June 30, 2017 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 18 million shares and 13 million shares for of the three and six months ended June 30, 2017, respectively, and 14 million shares for each of the three and six months ended June 30, 2016.

12. Cash Dividends

On May 18, 2017, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on June 30, 2017, to each stockholder of record on June 16, 2017. Cash dividends were $19 million and $38 million for the three and six months ended June 30, 2017, respectively, and $19 million and $192 million for the three and six months ended June 30, 2016, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13. Commitments and Contingencies

We are involved in various claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. Predicting the ultimate outcome of such matters involves subjective judgment, estimates and inherent uncertainties. As of June 30, 2017, the Company recorded an amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the cases referred to herein, will not materially affect our financial position, cash flow or results of operations. As it relates to the cases referred to herein, we currently anticipate that any judgment, arbitral award, administrative fine or penalty agreed to as part of a resolution would be within established accruals, and would not have a material effect on our financial position or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by trade, environmental and safety regulations that specifically apply to our business. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new trade regulations, trade sanctions, environmental laws, regulations and enforcement policies hereunder may not result in additional, presently unquantifiable, costs or liabilities to us.

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

In other jurisdictions, our shipyard customers’ customers in some instances have sought, and may in the future seek, suspension, delay or cancellation of the contracts or payment due between our shipyard customers and their customers. To the extent our shipyard customers and their customers become engaged in disputes or litigation related to any such suspensions, delays or cancellations, we may also become involved, either directly or indirectly, in such disputes or litigation, as we enforce the terms of our contracts with our shipyard customers. As the result of such disputes, payments to us may be delayed or jeopardized. Further, customers in other markets may seek delay or suspension of deliveries, the extension of delivery into future periods, or may attempt cancellations. While we manage deliveries and collection of payment to achieve milestone payments that mitigate our financial risk, such delays, suspensions, attempted cancellations, breaches of contract or other similar circumstances, could adversely affect our operating results, collections of accounts receivable and financial condition and could reduce our backlog.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU proscribes a five-step model for determining when and how revenue is recognized. Under the model, an entity will recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.

The standard permits either a full retrospective adoption, in which the standard is applied to all the periods presented, or a modified retrospective adoption, in which the standard is applied only to the current period with a cumulative-effect adjustment reflected in retained earnings. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company currently anticipates following the modified retrospective adoption, but will not make a final decision on the adoption method until early 2018.

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

Based on an analysis of first-quarter 2017 transactions against the requirements of ASU 2014-09, the Company does not expect a material change in the timing or other impacts to revenue recognition across most of our businesses. We are still evaluating certain revenue streams, which may change from point-in-time to over-time revenue recognition, and reviewing the impact of the new disclosure requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

National Oilwell Varco, Inc. (the “Company”) is a leading oilfield equipment manufacturer and technology provider. The breadth and depth of our product and technology portfolio supports customers’ full-field development needs, from drilling to completion to production, in basins around the world, land or offshore. As a leading provider of technology and industrial capabilities to the oilfield, we have a long tradition of pioneering innovations that improve the cost-effectiveness, efficiency, safety and environmental impact of oil and gas operations.

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

Rig Systems

The Company’s Rig Systems segment makes and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore. The segment designs, manufactures, and sells land rigs, complete offshore drilling equipment packages, and drilling rig components that mechanize, improve and automate many complex rig processes.

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

EXECUTIVE SUMMARY

For its second quarter ended June 30, 2017, the Company had a $75 million net loss attributable to Company, or $(0.20) per fully diluted share, on $1.8 billion in revenue. Compared to the first quarter of 2017, revenue increased $18 million or 1% and net loss attributable to Company decreased $47 million or 39%. Compared to the second quarter of 2016, revenue increased $35 million or 2%, and net loss attributable to Company decreased $142 million or 65%.

Operating loss for the second quarter of 2017 was $62 million, or (3.5)% of sales. Excluding other items from all periods, operating loss was $32 million or (1.8)% of sales in the second quarter of 2017, compared to operating loss of $70 million or (4.0)% of sales in the first quarter of 2017, and operating loss of $153 million or (8.9)% of sales in the second quarter of 2016.

During the second quarter of 2017, first quarter of 2017, and second quarter of 2016, pre-tax other items (severance, facility closures, write-downs, and other) included in operating loss were $30 million, $27 million and $117 million, respectively. Excluding other items from all periods, second quarter 2017 earnings (losses) were $(0.14) per fully diluted share, compared to $(0.17) per fully diluted share in the first quarter of 2017 and $(0.30) per fully diluted share in the second quarter of 2016.

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

In response to rapidly deteriorating market conditions, operators acutely reduced both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly with active U.S. drilling rig counts hitting 70 year lows and international rig counts reaching decade lows during the second quarter of 2016. As a result of the sharp cutback in activity, production began to decline in certain areas of the world and commodity prices started to rebound as oil markets commenced the process of re-balancing. The market downturn began to stabilize during the second half of 2016 and showed early signs of improvement during the fourth quarter of 2016. During the first half of 2017, land drilling activity in North America continued to increase, while international markets stabilized and offshore activity neared bottom. The average price of West Texas Intermediate Cushing Crude for the second quarter of 2017 was $48.24 a barrel.

Segment Performance

The Rig Systems segment generated $346 million in revenue and $(7) million in operating loss or (2.0)% of sales in the second quarter of 2017. Compared to the prior quarter, revenue decreased $47 million or 12%, and operating profit decreased $16 million or 178%. Compared to the second quarter of 2016, segment revenue decreased $218 million or 39%, and operating profit decreased $14 million or 200%. Second quarter 2017 revenue out of backlog for the Rig Systems segment decreased 21% sequentially and 49% year-over-year on fewer shipments of offshore projects. During the second quarter of 2017, the segment received $124 million in new orders. Backlog for capital equipment orders for the Rig Systems segment at June 30, 2017 was $2.2 billion.

The Rig Aftermarket segment generated $341 million in revenue and $76 million in operating profit or 22.3% of sales in the second quarter of 2017. Compared to the prior quarter, revenue increased $20 million or 6%, and operating profit increased $15 million or 25%. Compared to the second quarter of 2016, segment revenue decreased $23 million or 6%, and operating profit increased $14 million or 23%. Revenue increased over the first quarter of 2017 as land drilling activity increased and customers ordered to replenish depleted spare parts inventories.

The Wellbore Technologies segment generated $614 million in revenue and a $(24) million operating loss, or (3.9)% of sales, for the second quarter of 2017. Compared to the prior quarter, revenue increased $59 million or 11%, and operating loss decreased $33 million or 58%. Compared to the second quarter of 2016, revenue increased $103 million or 20%, and operating loss decreased $122 million or 84%. The increase in revenue from the prior year was driven primarily by activity increases in North America.

The Completion & Production Solutions segment generated $652 million in revenue and $27 million in operating profit or 4.1% of sales during the second quarter of 2017. Compared to the prior quarter, revenue increased $4 million or 1%, and operating profit increased $19 million or 238%. Compared to the second quarter of 2016, revenue increased $114 million or 21%, and operating profit increased $60 million or 182%. Revenue and operating profit increased year-over-year on higher levels of worldwide activity. Backlog for capital equipment orders for the Completion & Production Solutions segment at June 30, 2017 was $881 million.

Outlook

Activity in North America increased sharply off historical lows during the last two quarters of 2016 and first half of 2017 and declines in supply, assisted by OPEC production cuts, appear to be rebalancing the market; however, global stocks of crude oil and refined product remain bloated and challenging conditions persist. Consequently, we are cautious in our outlook for the second half of 2017, and anticipate that our customers will continue to moderate capital expenditures until there is more certainty in a sustainable recovery in commodity prices.

While North America land drilling has increased, activity levels remain well below prior cyclical highs. International activity, which had been slower to fall than North American activity, appears to be at or approaching a bottom with many markets stabilizing. Offshore activity, which has longer project cycle times and, in certain instances, more challenged economics, may continue to decline through the second half of 2017. Although the Company believes offshore activity is approaching a bottom.

Low activity levels result in an oversupply of service capacity and capital equipment, creating challenging prospects for many of our customers and sharply reducing demand for our products. In this environment, contractors are hesitant to invest in their existing equipment to conserve as much capital as possible. Equipment is neglected and idle fleets are often stripped of parts to sustain assets that remains active. Additionally, certain equipment becomes less desirable and obsolete as equipment manufacturers develop new technologies and produce more efficient equipment that lowers the marginal cost of supply for oil and gas operating companies. We believe the very tight spending reductions our customers have had in place for an extended period have created pent up demand for our products that is beginning to show in certain areas where industry activity levels have begun to improve.

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

We will continue to focus on what we can control, in the form of sizing our operations with anticipated levels of activity while continuing to invest in developing and acquiring new products, technologies and operations that advance our longer term strategic goals. The Company has a history of implementing cost-control measures and downsizing in response to depressed market conditions as well as cost effectively ramping operations to capitalize on rapidly increasing demand. The Company has closed, or is in the process of closing, 374 locations over the past three years. It has reduced its annual expenses relating to salaries, wages, outside services, contractors, travel and entertainment by approximately $3.0 billion. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand is expected to continue to grow.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2017 and 2016, and the first quarter of 2017 include the following:

	2Q17*	2Q16*	1Q17*	% 2Q17 2Q16	% 2Q17 1Q17
Active Drilling Rigs:
U.S.	892	421	739	111.9%	20.7%
Canada	115	49	299	134.7%	(61.5%)
International	957	943	939	1.5%	1.9%

Worldwide	1,964	1,413	1,977	39.0%	(0.7%)
West Texas Intermediate	$48.24	$45.41	$51.77	6.2%	(6.8%)
Crude Prices (per barrel)
Natural Gas Prices ($/mmbtu)	$3.05	$2.13	$2.98	43.2%	2.3%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2017, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 0.7% (from 1,977 to 1,964), and the U.S. increased 20.7% (from 739 to 892), in the second quarter of 2017 compared to the first quarter of 2017. The average per barrel price of West Texas Intermediate Crude Oil decreased 6.8% (from $51.77 per barrel to $48.24 per barrel) and natural gas prices increased 2.3% (from $2.98 per mmbtu to $3.05 per mmbtu) in the second quarter of 2017 compared to the first quarter of 2017.

U.S. rig activity at July 21, 2017 was 950 rigs, increasing 7% compared to the second quarter of 2017 average of 892 rigs. The price for West Texas Intermediate Crude Oil was at $45.77 per barrel at July 21, 2017, decreasing 5% from the second quarter of 2017 average. The price for natural gas was at $2.97 per mmbtu at July 21, 2017, decreasing 3% from the second quarter of 2017 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Rig Systems	$346	$564	$739	$1,490
Rig Aftermarket	341	364	662	755
Wellbore Technologies	614	511	1,169	1,142
Completion & Production Solutions	652	538	1,300	1,096
Eliminations	(194)	(253)	(370)	(570)

Total revenue	$1,759	$1,724	$3,500	$3,913

Operating profit (loss):
Rig Systems	$(7)	$7	$2	$74
Rig Aftermarket	76	62	137	131
Wellbore Technologies	(24)	(146)	(81)	(237)
Completion & Production Solutions	27	(33)	35	(71)
Eliminations and corporate costs	(134)	(160)	(252)	(356)

Total operating profit (loss)	$(62)	$(270)	$(159)	$(459)

Operating profit (loss)%:
Rig Systems	(2.0%)	1.2%	0.3%	5.0%
Rig Aftermarket	22.3%	17.0%	20.7%	17.4%
Wellbore Technologies	(3.9%)	(28.6%)	(6.9%)	(20.8%)
Completion & Production Solutions	4.1%	(6.1%)	2.7%	(6.5%)
Total operating profit (loss) %	(3.5%)	(15.7%)	(4.5%)	(11.7%)

Rig Systems

Three and six months ended June 30, 2017 and 2016. Revenue from Rig Systems was $346 million for the three months ended June 30, 2017, compared to $564 million for the three months ended June 30, 2016, a decrease of $218 million or 39%. For the six months ended June 30, 2017, revenue from Rig Systems was $739 million compared to $1,490 million for the six months ending June 30, 2016, a decrease of $751 million or 50%.

Operating loss from Rig Systems was $7 million for the three months ended June 30, 2017 compared to operating income of $7 million for the three months ended June 30, 2016, a decrease of $14 million or 200%. Operating profit (loss) percentage decreased to (2.0)% for the three months ended June 30, 2017, from 1.2% in the three months ended June 30, 2016. For the six months ended June 30, 2017, operating profit from Rig Systems was $2 million compared to $74 million for the six months ending June 30, 2016, a decrease of $72 million or 97%. Operating profit percentage decreased to 0.3% for the six months ended June 30, 2017, from 5.0% in the six months ended June 30, 2016. Operating profit percentage decreased as the segment’s through-put fell in its manufacturing facilities as the Company worked down its backlog.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.2 billion at June 30, 2017, a decrease of $717 million, or 24%, from backlog of $2.9 billion at

June 30, 2016. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $480 million of revenue out of backlog for the remainder of 2017 and approximately $1.7 billion of revenue out of backlog in 2018 and thereafter. At June 30, 2017, approximately 78% of the capital equipment backlog was for offshore products and approximately 81% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three and six months ended June 30, 2017 and 2016. Revenue from Rig Aftermarket was $341 million for the three months ended June 30, 2017, compared to $364 million for the three months ended June 30, 2016, a decrease of $23 million or 6%. For the six months ended June 30, 2017, revenue from Rig Aftermarket was $662 million compared to $755 million for the six months ending June 30, 2016, a decrease of $93 million or 12%. This decrease was due to the decrease in offshore related drilling activity.

Operating profit from Rig Aftermarket was $76 million for the three months ended June 30, 2017 compared to $62 million for the three months ended June 30, 2016, an increase of $14 million or 23%. Operating profit percentage increased to 22.3% for the three months ended June 30, 2017, from 17.0% in the three months ended June 30, 2016. For the six months ended June 30, 2017, operating profit from Rig Aftermarket was $137 million compared to $131 million for the six months ending June 30, 2016, an increase of $6 million or 5%. Operating profit percentage increased to 20.7% for the six months ended June 30, 2017, from 17.4% in the six months ended June 30, 2016. Operating profit percentage increased due to product mix.

Wellbore Technologies

Three and six months ended June 30, 2017 and 2016. Revenue from Wellbore Technologies was $614 million for the three months ended June 30, 2017, compared to $511 million for the three months ended June 30, 2016, an increase of $103 million or 20%. For the six months ended June 30, 2017, revenue from Wellbore Technologies was $1,169 million compared to $1,142 million for the six months ending June 30, 2016, an increase of $27 million or 2%. This increase was due to improving North American conditions.

Operating loss from Wellbore Technologies was $24 million for the three months ended June 30, 2017 compared to $146 million for the three months ended June 30, 2016, a decrease of $122 million or 84%. Operating loss percentage decreased to (3.9)% for the three months ended June 30, 2017, from (6.9)% in the three months ended June 30, 2016. For the six months ended June 30, 2017, operating loss from Wellbore Technologies was $81 million compared to $237 million for the six months ending June 30, 2016, a decrease of $156 million or 66%. Operating loss percentage decreased to (6.9)% for the six months ended June 30, 2017, from (20.8)% in the six months ended June 30, 2016. This improvement was due to operating efficiencies and better market conditions.

Completion & Production Solutions

Three and six months ended June 30, 2017 and 2016. Revenue from Completion & Production Solutions was $652 million for the three months ended June 30, 2017, compared to $538 million for the three months ended June 30, 2016, an increase of $114 million or 21%. For the six months ended June 30, 2017, revenue from Completion & Production Solutions was $1,300 million compared to $1,096 million for the six months ending June 30, 2016, an increase of $204 million or 19%. This increase was due to the overall increase in demand for capital equipment used in completion and production related activities.

Operating profit (loss) from Completion & Production Solutions was $27 million for the three months ended June 30, 2017 compared to $(33) million for the three months ended June 30, 2016, an increase of $60 million or 182%. Operating profit (loss) percentage increased to 4.1% for the three months ended June 30, 2017, from (6.1)% in the three months ended June 30, 2016. For the six months ended June 30, 2017, operating profit from Completion & Production Solutions was $35 million compared to operating loss of $71 million for the six months ending June 30, 2016, an increase of $106 million or 149%. Operating profit (loss) percentage increased to 2.7% for the six months ended June 30, 2017, from (6.5)% in the six months ended June 30, 2016. This increase was due to an overall increase in market activity.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $881 million at June 30, 2017, a decrease of $66 million, or 7% from backlog of $947 million at June 30, 2016. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $616 million of revenue out of backlog for the remainder of 2017 and approximately $265 million of revenue out of backlog in 2018 and thereafter. At June 30, 2017, approximately 61% of the capital equipment backlog was for offshore products and approximately 75% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $134 million and $252 million for the three and six months ended June 30, 2017, respectively, compared to $160 million and $356 million for the three and six months ended June 30, 2016, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $2 million and $13 million for the three and six months ended June 30, 2017, respectively, compared to expenses of $34 million and $55 million for the three and six months ended June 30, 2016, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rates for the three and six months ended June 30, 2017 were 15.9% and 10.6%, respectively, compared to 35.8% and 41.6% for the same periods in 2016. Market conditions continued to negatively impact our business in the second quarter of 2017. As a result of these conditions, we continue to establish valuation allowances on deferred tax assets for losses and tax credits generated in the current year, which, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate. For the three and six months ended June 30, 2016, the effect of lower tax rates on income earned in foreign jurisdictions and a reduction in tax reserves due to audit settlements, when applied to losses, resulted in a higher effective tax rate.

Non-GAAP Financial Measures and Reconciliations

To provide investors with additional information regarding our results of operations, we disclose various non-GAAP financial measures in our quarterly earnings press releases and other public disclosures. Each of these financial measures excludes the impact of certain amounts as further identified below and have not been calculated in accordance with GAAP. A reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure is included below, and these non-GAAP financial measures are not intended to replace GAAP financial measures.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2017	2016	2017	2017	2016
Reconciliation of operating loss:
GAAP operating loss	$(62)	$(270)	$(97)	$(159)	$(459)
Other (1):
Rig Systems	16	23	7	23	75
Rig Aftermarket	1	5	5	6	13
Wellbore Technologies	(4)	50	—	(4)	88
Completion & Production Solutions	17	38	15	32	72
Eliminations	—	1	—	—	10

Operating loss excluding other items	$(32)	$(153)	$(70)	$(102)	$(201)

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2017	2016	2017	2017	2016
Reconciliation of operating loss %:
GAAP operating loss %	(3.5%)	(15.7%)	(5.6%)	(4.5%)	(11.7%)
Asset write-downs and other items %	1.7%	6.8%	1.6%	1.6%	6.6%

Operating loss % excluding other items	(1.8%)	(8.9%)	(4.0%)	(2.9%)	(5.1%)

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2017	2016	2017	2017	2016
Reconciliation of adjusted loss per share:
GAAP loss per share	$(0.20)	$(0.58)	$(0.32)	$(0.52)	$(0.90)
Other (1)	0.06	0.23	0.04	0.10	0.48
Fixed asset write-downs (Other income (expense), net)	—	0.05	0.02	0.02	0.06
Tax items (Provision for income taxes)	—	—	0.09	0.09	—

Adjusted loss per share excluding other items	$(0.14)	$(0.30)	$(0.17)	$(0.31)	$(0.36)

(1)	Included in operating loss are other items related to costs associated with the Voluntary Early Retirement Plan established by the Company during the first quarter of 2016 and costs related to severance, facility closures, and other items. See Note 6. For the three and six months ended June 30, 2017, other items included in operating loss were $30 million and $57 million, respectively. For the three and six months ended June 30, 2016, other items included in operating loss were $117 million and $258 million, respectively. Other items included in operating loss for the three months ended March 31, 2017 totaled $27 million.

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

At June 30, 2017, the Company had cash and cash equivalents of $1,530 million and total debt of $3,214 million. At December 31, 2016, cash and cash equivalents were $1,408 million and total debt was $3,214 million. As of June 30, 2017, approximately $1,258 million of the $1,530 million of cash and cash equivalents was held by our foreign subsidiaries, of which $1,238 million would be subject to a 35% U.S. income tax rate, offset by any available foreign tax credits if repatriated. However, our current plans are to indefinitely reinvest these funds outside of the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

On June 27, 2017, the Company entered into a new $3.0 billion credit agreement evidencing a five-year unsecured revolving credit facility, which expires on June 27, 2022, with a syndicate of financial institutions. This new credit facility replaced the Company’s previous $4.5 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2017, the Company was in compliance with a debt-to-capitalization ratio of 18.6%.

The Company’s outstanding debt at June 30, 2017 was $3,214 million and consisted of $499 million in 1.35% Senior Notes, $1,392 million in 2.60% Senior Notes, $1,087 million in 3.95% Senior Notes, and other debt of $236 million. The Company was in compliance with all covenants at June 30, 2017.

At June 30, 2017, there were no commercial paper borrowings supported by the $3.0 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $833 million of outstanding letters of credit at June 30, 2017 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$279	$749
Net cash used in investing activities	(148)	(194)
Net cash used in financing activities	(31)	(990)

Operating Activities

For the first six months of 2017, cash provided by operating activities was $279 million compared to $749 million in the same period of 2016. Before changes in operating assets and liabilities, net of acquisitions, cash was provided primarily by net loss from operations of $194 million plus non-cash charges of $460 million.

The change in operating assets and liabilities in the first six months of 2017 compared to the same period in 2016 was primarily due to declines in accounts receivable, inventory and costs in excess of billings, partially offset by declines in accounts payable, accrued liabilities and income taxes payable. Net changes in operating assets and liabilities, net of acquisitions, provided $13 million of cash for the first six months of 2017 compared to cash provided of $805 million in the same period in 2016.

Investing Activities

For the first six months of 2017, net cash used in investing activities was $148 million compared to $194 million for the same period of 2016. The decrease in net cash used in investing activities in the first six months of 2017 compared to the same period in 2016 was primarily the result of lower capital expenditures, partially offset by higher acquisition activity. The Company used $85 million for capital expenditures during the first six months of 2017 compared to $161 million for the same period of 2016 and $82 million for acquisitions in the first six months of 2017 compared to $36 million for the same period of 2016.

Financing Activities

For the first six months of 2017, net cash used in financing activities was $31 million compared to $990 million for the same period of 2016. This decrease was primarily the result of dividends paid of $38 million in 2017 compared to $192 million in 2016 and $3 million in payments on net borrowings in 2017 compared to $785 million used to make payments on net commercial paper borrowings in 2016.

Other

The effect of the change in exchange rates on cash flows was an increase of $22 million and $16 million for the first six months of 2017 and 2016, respectively.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU proscribes a five-step model for determining when and how revenue is recognized. Under the model, an entity will recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services.

The standard permits either a full retrospective adoption, in which the standard is applied to all the periods presented, or a modified retrospective adoption, in which the standard is applied only to the current period with a cumulative-effect adjustment reflected in retained earnings. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company currently anticipates following the modified retrospective adoption, but will not make a final decision on the adoption method until early 2018.

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

Based on an analysis of first-quarter 2017 transactions against the requirements of ASU 2014-09, the Company does not expect a material change in the timing or other impacts to revenue recognition across most of our businesses. We are still evaluating certain revenue streams, which may change from point-in-time to over-time revenue recognition, and reviewing the impact of the new disclosure requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of approximately $5 million in the first six months of 2017, compared to approximately $2 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

	As of June 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	—	40	35	—	75	75
Average USD to CAD contract rate	—	1.3286	1.3242	—	1.3265	1.3265
Fair Value at June 30, 2017 in U.S. dollars	—	(1)	(1)	—	(2)	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	75		24	141	240	260
Average USD to CAD contract rate	1.3152		1.3167	1.3147	1.3150	1.3120
Fair Value at June 30, 2017 in U.S. dollars	1	—	—	2	3	(2)
EUR Buy GBP/Sell EUR:
Notional amount to buy (in Euros)	1	—	—	—	1	—
Average GBP to EUR contract rate	1.1391	1.1459	—	—	1.1411	—
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy NOK/Sell EUR:
Notional amount to buy (in Euros)	—	—	—	—	—	—
Average NOK to EUR contract rate	0.1056	—	—	—	0.1056	—
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell EUR:
Notional amount to buy (in Euros)	9	—	—	—	9	3
Average USD to EUR contract rate	0.8979	0.9107	—	—	0.8980	0.9309
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy EUR:
Notional amount to sell (in Euros)	108	5	—	—	113	104
Average USD to EUR contract rate	0.8881	0.9059	—	—	0.8888	0.9206
Fair Value at June 30, 2017 in U.S. dollars	2	—	—	—	2	(3)
Sell ZAR/Buy EUR:
Notional amount to sell (in Euros)	8	—	—	—	8	8
Average ZAR to EUR contract rate	0.0525	—	—	—	0.0525	0.0555
Fair Value at June 30, 2017 in U.S. dollars	(2)	—	—	—	(2)	(2)

	As of June 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
AUD Buy USD/Sell AUD:
Notional amount to buy (in Australian dollars)	10	—	—	—	10	—
Average USD to AUD contract rate	1.3389	—	—	—	1.3389	—
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy AUD:
Notional amount to sell (in Australian dollars)	17	3	—	—	20	—
Average USD to AUD contract rate	1.3331	1.3507	—	—	1.3358	—
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	—	—	—	—	—	1
Average USD to GBP contract rate	0.8013	0.7855	—	—	0.7961	0.8028
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	144	—	—	—	144	169
Average USD to GBP contract rate	0.7778	—	—	—	0.7778	0.7844
Fair Value at June 30, 2017 in U.S. dollars	3	—	—	—	3	(6)
Sell EUR/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	—	—	—	—	—	1
Average EUR to GBP contract rate	—	—	—	—	—	0.8604
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	—	—	—	—	—	1
Average CAD to USD contract rate	0.7526	—	—	—	0.7526	0.7559
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	5	1	—	—	6	10
Average DKK to USD contract rate	0.1466	0.1546	—	—	0.1483	0.1509
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	36	27	—	—	63	81
Average EUR to USD contract rate	1.1004	1.1166	—	—	1.1073	1.1114
Fair Value at June 30, 2017 in U.S. dollars	2	1	—	—	3	(4)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	12	3	—	—	15	3
Average GBP to USD contract rate	1.2389	1.2708	—	—	1.2441	1.2516
Fair Value at June 30, 2017 in U.S. dollars	1	—	—	—	1	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	280	329	61	—	670	737
Average NOK to USD contract rate	0.1205	0.1198	0.1187	—	0.1200	0.1231
Fair Value at June 30, 2017 in U.S. dollars	(2)	1	1	—	—	(41)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	2	—	—	—	2	5
Average SGD to USD contract rate	0.7120	—	—	—	0.7120	0.7262
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	—	—	1	2
Average DKK to USD contract rate	0.1490	—	—	—	0.1490	0.1481
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	9	8	—	—	17	29
Average EUR to USD contract rate	1.1132	1.1101	—	—	1.1116	1.1059
Fair Value at June 30, 2017 in U.S. dollars	—	(1)	—	—	(1)	1
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	—	—	1	1
Average GBP to USD contract rate	1.2783	—	—	—	1.2783	1.2549
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	33	2	—	—	35	21
Average NOK to USD contract rate	0.1176	0.1192	—	—	0.1177	0.1183
Fair Value at June 30, 2017 in U.S. dollars	(1)	—	—	—	(1)	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	40	—	—	—	40	30
Average RUB to USD contract rate	0.0166	—	—	—	0.0166	0.0158
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	2	—	—	—	2	2
Average SGD to USD contract rate	0.7100	—	—	—	0.7100	0.7006
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—

	As of June 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
BRL Buy EUR/Sell BRL:
Notional amount to buy (in Brazilian reals)	146	—	—	—	146	326
Average EUR to BRL contract rate	4.4370	—	—	—	4.4370	4.1974
Fair Value at June 30, 2017 in U.S. dollars	(6)	—	—	—	(6)	(13)
Buy GBP/Sell BRL:
Notional amount to buy (in Brazilian reals)	3	—	—	—	3	—
Average GBP to BRL contract rate	4.1230	—	—	—	4.1230	—
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell BRL:
Notional amount to buy (in Brazilian reals)	25	—	—	—	25	27
Average USD to BRL contract rate	3.9600	—	—	—	3.9600	4.0278
Fair Value at June 30, 2017 in U.S. dollars	(1)	—	—	—	(1)	(1)
Sell EUR/Buy BRL:
Notional amount to sell (in Brazilian reals)	152	—	—	—	152	1,440
Average EUR to BRL contract rate	4.0291	—	—	—	4.0291	4.2950
Fair Value at June 30, 2017 in U.S. dollars	2	—	—	—	2	59
Sell USD/Buy BRL:
Notional amount to sell (in Brazilian reals)	155	—	—	—	155	23
Average USD to BRL contract rate	3.3956	—	—	—	3.3956	3.6378
Fair Value at June 30, 2017 in U.S. dollars	1	—	—	—	1	—
DKK Buy USD/Sell DKK:
Notional amount to buy (in Danish Krone)	—	—	—	—	—	22
Average USD to DKK contract rate	—	—	—	—	—	7.1140
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy DKK:
Notional amount to sell (in Danish Krone)	608	—	—	—	608	855
Average USD to DKK contract rate	6.5974	—	—	—	6.5974	6.9660
Fair Value at June 30, 2017 in U.S. dollars	2	—	—	—	2	(1)
NOK Buy EUR/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	177	6	—	—	183	231
Average EUR to NOK contract rate	9.3335	9.2781	—	—	9.3318	9.1870
Fair Value at June 30, 2017 in U.S. dollars	1	—	—	—	1	—
Buy GBP/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	—	—	—	—	—	2
Average GBP to NOK contract rate	10.7355	—	—	—	10.7355	10.7029
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	4	—	—	—	4	21
Average USD to NOK contract rate	8.4153	—	—	—	8.4153	8.7062
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy JPY/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	53	—	—	—	53	58
Average JPY to NOK contract rate	0.0758	—	—	—	0.0758	0.0748
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell EUR/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	68	14	—	—	82	120
Average EUR to NOK contract rate	9.2516	9.2781	—	—	9.2562	9.2144
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	61	1	—	—	62	126
Average USD to NOK contract rate	8.4279	8.6642	—	—	8.4319	8.7030
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell JPY/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	27	6	—	—	33	51
Average JPY to NOK contract rate	0.0753	0.0758	—	—	0.0754	0.0750
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	—
Other Currencies:
Fair Value at June 30, 2017 in U.S. dollars	—	—	—	—	—	(1)

Total Fair Value at June 30, 2017 in U.S. dollars	3	—	—	2	5	(15)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $32 million and translation exposures totaling $315 million as of June 30, 2017 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $2 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $31 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2017, long term borrowings consisted of $499 million in 1.35% Senior Notes, $1,392 million in 2.60% Senior Notes and $1,087 million in 3.95% Senior Notes. At June 30, 2017, there were no commercial paper borrowings and no outstanding letters of credit issued under the new credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These borrowings carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Date: July 28, 2017	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (8)

10.10	Form of Employee Nonqualified Stock Option Grant Agreement (9)

10.11	Form of Restricted Stock Agreement (9)

10.12	Form of Performance Award Agreement (9)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017
(4)	Filed as Appendix I to our Proxy Statement filed on April 11, 2016.
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(10)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith.