Form 10-Q
period 2017-09-30
NATIONAL OILWELL VARCO INC
filed 2017-10-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 20, 2017, the registrant had 380,032,211 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,722	$1,408
Receivables, net	2,060	2,083
Inventories, net	3,219	3,325
Costs in excess of billings	518	665
Prepaid and other current assets	306	395

Total current assets	7,825	7,876
Property, plant and equipment, net	3,031	3,150
Deferred income taxes	71	86
Goodwill	6,165	6,067
Intangibles, net	3,377	3,530
Investment in unconsolidated affiliates	309	307
Other assets	156	124

Total assets	$20,934	$21,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447	$414
Accrued liabilities	1,544	1,568
Billings in excess of costs	288	440
Current portion of long-term debt and short-term borrowings	506	506
Accrued income taxes	57	119

Total current liabilities	2,842	3,047
Long-term debt	2,707	2,708
Deferred income taxes	925	1,064
Other liabilities	309	318

Total liabilities	6,783	7,137

Commitments and contingencies
Stockholders’ equity:
Common stock—par value $.01; 1 billion shares authorized; 380,053,721 and 378,637,403 shares issued and outstanding at September 30, 2017 and December 31, 2016	4	4
Additional paid-in capital	8,190	8,103
Accumulated other comprehensive loss	(1,109)	(1,452)
Retained earnings	6,999	7,285

Total Company stockholders’ equity	14,084	13,940
Noncontrolling interests	67	63

Total stockholders’ equity	14,151	14,003

Total liabilities and stockholders’ equity	$20,934	$21,140

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$1,835	$1,646	$5,335	$5,559
Cost of revenue	1,550	1,567	4,610	5,201

Gross profit	285	79	725	358
Selling, general and administrative	292	293	891	1,031
Goodwill impairment	—	972	—	972

Operating loss	(7)	(1,186)	(166)	(1,645)
Interest and financial costs	(26)	(25)	(77)	(80)
Interest income	11	3	19	11
Equity loss in unconsolidated affiliates	(2)	(6)	(4)	(19)
Other income (expense), net	(6)	(30)	(19)	(85)

Loss before income taxes	(30)	(1,244)	(247)	(1,818)
Provision for income taxes	(3)	120	(26)	(119)

Net loss	(27)	(1,364)	(221)	(1,699)
Net income (loss) attributable to noncontrolling interests	(1)	(2)	2	(1)

Net loss attributable to Company	$(26)	$(1,362)	$(223)	$(1,698)

Net loss attributable to Company per share:
Basic	$(0.07)	$(3.62)	$(0.59)	$(4.53)

Diluted	$(0.07)	$(3.62)	$(0.59)	$(4.53)

Cash dividends per share	$0.05	$0.05	$0.15	$0.56

Weighted average shares outstanding:
Basic	377	376	377	375

Diluted	377	376	377	375

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(27)	$(1,364)	$(221)	$(1,699)
Currency translation adjustments	124	(18)	290	79
Changes in derivative financial instruments, net of tax	25	60	53	191

Comprehensive income (loss)	122	(1,322)	122	(1,429)
Comprehensive income (loss) attributable to noncontrolling interest	(1)	(2)	2	(1)

Comprehensive income (loss) attributable to Company	$123	$(1,320)	$120	$(1,428)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(221)	$(1,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	523	529
Deferred income taxes	16	(216)
Equity loss in unconsolidated affiliates	4	19
Goodwill impairment	—	972
Other, net	141	287
Change in operating assets and liabilities, net of acquisitions:
Receivables	13	1,089
Inventories	103	430
Costs in excess of billings	147	485
Prepaid and other current assets	95	31
Accounts payable	36	(230)
Accrued liabilities	(50)	(664)
Billings in excess of costs	(152)	(235)
Income taxes payable	(72)	(229)
Other assets/liabilities, net	(72)	238

Net cash provided by operating activities	511	807

Cash flows from investing activities:
Purchases of property, plant and equipment	(127)	(221)
Business acquisitions, net of cash acquired	(85)	(60)
Other	28	4

Net cash used in investing activities	(184)	(277)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	3,972
Payments against lines of credit and other debt	(4)	(4,869)
Cash dividends paid	(57)	(211)
Activity under stock incentive plans	11	2
Other	(2)	(10)

Net cash used in financing activities	(52)	(1,116)
Effect of exchange rates on cash	39	16

Increase (decrease) in cash and cash equivalents	314	(570)
Cash and cash equivalents, beginning of period	1,408	2,080

Cash and cash equivalents, end of period	$1,722	$1,510

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$51	$56
Income taxes	$130	$173

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	September 30, 2017	December 31, 2016
Raw materials and supplies	$719	$961
Work in process	499	561
Finished goods and purchased products	2,001	1,803

Total	$3,219	$3,325

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2017	December 31, 2016
Compensation	$314	$181
Customer prepayments and billings	262	222
Vendor costs	202	235
Warranty	147	172
Taxes (non-income)	133	176
Insurance	77	103
Commissions	55	57
Fair value of derivative financial instruments	7	66
Interest	29	8
Other	318	348

Total	$1,544	$1,568

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2016	$172

Net provisions for warranties issued during the year	27
Amounts incurred	(60)
Currency translation adjustments and other	8

Balance at September 30, 2017	$147

4.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of (in millions):

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$6,807	$8,132
Estimated earnings	3,242	3,869

	10,049	12,001
Less: Billings to date	9,819	11,776

	$230	$225

Costs and estimated earnings in excess of billings on uncompleted contracts	$518	$665
Billings in excess of costs and estimated earnings on uncompleted contracts	(288)	(440)

	$230	$225

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2016	$(1,376)	$(39)	$(37)	$(1,452)
Accumulated other comprehensive income (loss) before reclassifications	290	50	—	340
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	3

Balance at September 30, 2017	$(1,086)	$14	$(37)	$(1,109)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2017				2016
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(2)	$—	$(2)	$—	$—	$—	$—
Cost of revenue	—	4	—	4	—	48	—	48
Tax effect	—	(1)	—	(1)	—	(12)	—	(12)

	$—	$1	$—	$1	$—	$36	$—	$36

	Nine Months Ended September 30,
	2017				2016
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total

Revenue	$—	$(6)	$—	$(6)	$—	$(3)	$—	$(3)
Cost of revenue	—	8	—	8	—	170	—	170
Tax effect	—	1	—	1	—	(47)	—	(47)

	$—	$3	$—	$3	$—	$120	$—	$120

The Company’s reporting currency is the U.S. dollar. For a majority of the Company’s international entities in which there is a substantial investment, the local currency is their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended September 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $124 million, upon the translation from local currencies to the U.S. dollar. For the nine months ended September 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $290 million, upon the translation from local currencies to the U.S. dollar. For the three months ended September 30, 2016, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $18 million upon the translation from local currencies to the U.S. dollar. For the nine months ended September 30, 2016, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $79 million, upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income of $25 million (net of tax of $8 million) and $53 million (net of tax of $15 million) for the three and nine months ended September 30, 2017, respectively. The accumulated effect was other comprehensive income of $60 million (net of tax of $20 million) and $191 million (net of tax of $72 million) for the three and nine months ended September 30, 2016, respectively.

6.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rig Systems	$330	$470	$1,069	$1,960
Rig Aftermarket	311	322	973	1,077
Wellbore Technologies	693	526	1,862	1,668
Completion & Production Solutions	682	543	1,982	1,639
Eliminations	(181)	(215)	(551)	(785)

Total revenue	$1,835	$1,646	$5,335	$5,559

Operating profit (loss):
Rig Systems	$11	$(962)	$13	$(888)
Rig Aftermarket	64	72	201	203
Wellbore Technologies	—	(94)	(81)	(331)
Completion & Production Solutions	44	(61)	79	(132)
Eliminations and corporate costs	(126)	(141)	(378)	(497)

Total operating profit (loss)	$(7)	$(1,186)	$(166)	$(1,645)

Operating profit (loss)%:
Rig Systems	3.3%	(204.7%)	1.2%	(45.3%)
Rig Aftermarket	20.6%	22.4%	20.7%	18.8%
Wellbore Technologies	0.0%	(17.9%)	(4.4%)	(19.8%)
Completion & Production Solutions	6.5%	(11.2%)	4.0%	(8.1%)
Total operating profit (loss) %	(0.4%)	(72.1%)	(3.1%)	(29.6%)

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

On July 1, 2017, the Company’s Wellbore Technologies segment reorganized three of its reporting units, moving various operations between them. The goodwill impairment analyses performed prior to and subsequent to the restructuring of the three reporting units, concluded that the calculated fair values of these reporting units were substantially in excess of their carrying value. The restructuring had no effect on Wellbore Technologies consolidated financial position and results of operations.

Included in operating profit (loss) are other items primarily related to costs associated with severance, facility closures, goodwill impairment, and a Voluntary Early Retirement Plan (“VERP”) established by the Company during the first quarter of 2016. As of September 30, 2017, the Company had approximately $44 million accrued for the VERP postretirement medical benefits.

7.	Debt

Debt consists of (in millions):

	September 30, 2017	December 31, 2016
$500 million in Senior Notes, interest at 1.35% payable semiannually, principal due on December 1, 2017	$500	$499
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,392	1,391
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,087	1,087
Other	234	237

Total debt	3,213	3,214
Less current portion	506	506

Long-term debt	$2,707	$2,708

On June 27, 2017, the Company entered into a new $3.0 billion credit agreement evidencing a five-year unsecured revolving credit facility, which expires on June 27, 2022, with a syndicate of financial institutions. This new credit facility replaced the Company’s previous $4.5 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2017, the Company was in compliance with a debt-to-capitalization ratio of 18.5%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At September 30, 2017, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $731 million of outstanding letters of credit at September 30, 2017 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2017 and December 31, 2016, the fair value of the Company’s unsecured Senior Notes approximated $2,817 million and $2,669 million, respectively. At September 30, 2017 and December 31, 2016, the carrying value of the Company’s unsecured Senior Notes approximated $2,979 million and $2,977 million, respectively.

8.	Tax

The effective tax rates for the three and nine months ended September 30, 2017 were 10.0% and 10.5%, respectively, compared to (9.6)% and 6.5% for the same periods in 2016. Market conditions continued to negatively impact our business in the third quarter of 2017. As a result of these conditions, we continue to establish valuation allowances on deferred tax assets for losses and tax credits generated in the current year, which, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate. For the three and nine months ended September 30, 2016, impairment of goodwill not deductible for tax purposes, lower tax rates on losses incurred in foreign jurisdictions, and the establishment of valuation allowances, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate.

For the three and nine months ended September 30, 2016, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective rate for the interim period was reported. For the three and nine months ended September 30, 2017, the Company returned to estimating and recording a full year effective tax rate.

9.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan is 69.4 million. The Plan is subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At September 30, 2017, 21,026,617 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

On February 22, 2017, the Company granted 3,362,460 stock options with a fair value of $10.98 per share and an exercise price of $38.86 per share; 1,504,450 shares of restricted stock and restricted stock units with a fair value of $38.86 per share; and performance share awards to senior management employees with potential payouts varying from zero to 388,380 shares. The stock options vest over a three-year period from the grant date. The restricted stock and restricted stock units vest on the third anniversary of the grant date or in three equal annual installments commencing on the first anniversary of the grant date. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period.

On May 17, 2017, the Company granted 36,701 restricted stock awards with a fair value of $33.38 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $33 million and $85 million for the three and nine months ended September 30, 2017, respectively, and $28 million and $78 million for the three and nine months ended September 30, 2016, respectively. Included in stock-based compensation for the nine months ended September 30, 2016 is $5 million related to the Voluntary Early Retirement Plan established by the Company in the first quarter of 2016. The total income tax benefit recognized in the Consolidated Statements of Loss for all stock-based compensation arrangements under the Plan was $9 million and $18 million for the three and nine months ended September 30, 2017, respectively, and $5 million and $17 million for the three and nine months ended September 30, 2016, respectively.

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

At September 30, 2017, the Company has determined that the fair value of its derivative financial instruments representing assets of $42 million and liabilities of $10 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2017, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $32 million.

At September 30, 2017, the Company did not have any interest rate swaps and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

For the three and nine months ended September 30, 2017, the Company recognized a loss of $3 million and a gain of $10 million, respectively, as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At September 30, 2017, there were $19 million in pre-tax gains recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in additional gains or losses due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	September 30, 2017		December 31, 2016
Norwegian Krone	NOK	3,692	NOK	5,621
Japanese Yen	JPY	1,071	JPY	1,462
U.S. Dollar	USD	229	USD	321
Euro	EUR	74	EUR	279
Danish Krone	DKK	29	DKK	29
British Pound Sterling	GBP	7	GBP	1
Singapore Dollar	SGD	1	SGD	2

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	September 30, 2017		December 31, 2016
Russian Ruble	RUB	2,645	RUB	1,893
Norwegian Krone	NOK	1,766	NOK	538
U.S. Dollar	USD	461	USD	457
South African Rand	ZAR	150	ZAR	150
Euro	EUR	101	EUR	272
Danish Krone	DKK	38	DKK	49
Singapore Dollar	SGD	2	SGD	7
British Pound Sterling	GBP	2	GBP	3
Canadian Dollar	CAD	1	CAD	1

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$20	$24	Accrued liabilities	$2	$37
Foreign exchange contracts	Other Assets	14	6	Other liabilities	3	11

Total derivatives designated as hedging instruments under ASC Topic 815		$34	$30		$5	$48

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$6	$32	Accrued liabilities	$5	$29
Foreign exchange contracts	Other Assets	2	—	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$8	$32		$5	$29

Total derivatives		$42	$62		$10	$77

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)

	Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016			2017	2016		2017	2016
			Revenue		6	3	Cost of revenue	10	(19)
Foreign exchange contracts	67	96	Cost of revenue		(18)	(151)	Other income (expense), net	4	3

Total	67	96			(12)	(148)		14	(16)

Derivatives Not Designated as Hedging Instruments under ASC Topic 815	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
			Nine Months Ended September 30,
			2017	2016
Foreign exchange contracts	Other income (expense), net		65	—

Total			65	—

(a)	The Company expects that $11 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by losses from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $10 million and $(19) million related to the ineffective portion of the hedging relationships for the nine months ended September 30, 2017 and 2016, respectively, and $4 million and $3 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2017 and 2016, respectively.

11.	Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to Company	$(26)	$(1,362)	$(223)	$(1,698)

Denominator:
Basic—weighted average common shares outstanding	377	376	377	375
Dilutive effect of employee stock options and other unvested stock awards	—	—	—	—

Diluted outstanding shares	377	376	377	375

Net loss attributable to Company per share:
Basic	$(0.07)	$(3.62)	$(0.59)	$(4.53)

Diluted	$(0.07)	$(3.62)	$(0.59)	$(4.53)

Cash dividends per share	$0.05	$0.05	$0.15	$0.56

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net loss attributable to Company allocated to these participating securities was immaterial for the three and nine months ended September 30, 2017 and therefore not excluded from the net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 17 million shares and 13 million shares for the three and nine months ended September 30, 2017, respectively, and 14 million shares for each of the three and nine months ended September 30, 2016.

12.	Cash Dividends

On August 17, 2017, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on September 29, 2017, to each stockholder of record on September 15, 2017. Cash dividends were $19 million and $57 million for the three and nine months ended September 30, 2017, respectively, and $19 million and $211 million for the three and nine months ended September 30, 2016, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13.	Commitments and Contingencies

We are involved in various claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. Predicting the ultimate outcome of such matters involves subjective judgment, estimates and inherent uncertainties. As of September 30, 2017, the Company recorded an amount for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

In January 2017, the FASB issued Accounting Standard Update No. 2017-04 “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). This update eliminates the requirement to compute the implied fair value of goodwill under Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this update on July 1, 2017 with no material impact.

Recently Issued Accounting Standards

In August 2017, the FASB issued Accounting Standard Update No. 2017-12 “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). This update improves the financial reporting of hedging relationships and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company is currently assessing the impact of the adoption of ASU No. 2017-12 on its consolidated financial position and results of operations.

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

In preparing for the adoption of this new standard, the Company has established an internal team to centralize the implementation process as well as engaged external resources to assist in our approach. We are currently utilizing a software program to consolidate and accumulate leases with documentation as required by the new standard. We have assessed the changes to the Company’s current accounting practices and are currently investigating the related tax impact and process changes. We are also in process of quantifying the impact of the new standard on our balance sheet.

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

The standard permits either a full retrospective adoption, in which the standard is applied to all the periods presented, or a modified retrospective adoption, in which the standard is applied only to the current period with a cumulative-effect adjustment reflected in retained earnings. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company currently anticipates following the modified retrospective adoption.

In 2015, the Company assembled an internal team to study the provisions of ASU 2014-09, began assessing the potential impacts on the Company and educating the organization. In 2016, the Company engaged external resources to complete the assessment of potential changes to current accounting practices related to material revenue streams. Potential impacts were identified based on required changes to current processes to accommodate provisions in the new standard. We are currently designing and implementing required process, system, control and data requirement chanages to address the impacts identified in our assessments.

Based on an analysis of revenue streams, customer contracts and transactions, the Company does not expect a material change in the timing or other impacts to revenue recognition across most of our businesses. We are still evaluating certain revenue streams, which will change from point-in-time to over-time revenue recognition, and we are reviewing the impact of the new disclosure requirements.

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

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2017, the Company had a $26 million net loss attributable to Company, or $(0.07) per fully diluted share, on $1.8 billion in revenue. Compared to the second quarter of 2017, revenue increased $76 million or 4% and net loss attributable to Company decreased $49 million or 65%. Compared to the third quarter of 2016, revenue increased $189 million or 11%, and net loss attributable to Company decreased $ 1,336 million or 98%.

Operating loss for the third quarter of 2017 was $7 million, or (0.4)% of sales. Excluding other items from all periods, operating loss was $7 million or (0.4)% of sales in the third quarter of 2017, compared to operating loss of $32 million or (1.8)% of sales in the second quarter of 2017, and operating loss of $108 million or (6.6)% of sales in the third quarter of 2016.

During the third quarter of 2017, second quarter of 2017, and third quarter of 2016, pre-tax other items (severance, facility closures, write-downs, goodwill impairment,and other) included in operating loss were nil, $30 million and $1,078 million, respectively. Excluding other items from all periods, third quarter 2017 earnings (losses) were $(0.07) per fully diluted share, compared to $(0.14) per fully diluted share in the second quarter of 2017 and $(0.34) per fully diluted share in the third quarter of 2016.

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

In response to rapidly deteriorating market conditions, operators acutely reduced both operating and capital expenditures. Orders for our equipment and services slowed and rig counts declined rapidly with active U.S. drilling rig counts hitting 70 year lows and international rig counts reaching decade lows during the second quarter of 2016. As a result of the sharp cutback in activity, production began to decline in certain areas of the world and commodity prices started to rebound as oil markets commenced the process of re-balancing. The market downturn began to stabilize during the second half of 2016 and showed early signs of improvement during the fourth quarter of 2016. During the first three quarters of 2017, land drilling activity in North America continued to increase, while international markets stabilized and offshore activity neared bottom. The average price of West Texas Intermediate Cushing Crude for the third quarter of 2017 was $48.15 a barrel.

Segment Performance

The Rig Systems segment generated $330 million in revenue and $11 million in operating profit or 3.3% of sales in the third quarter of 2017. Compared to the prior quarter, revenue decreased $16 million or 5%, and operating profit increased $18 million or 257%. Compared to the third quarter of 2016, segment revenue decreased $140 million or 30%, and operating profit increased $973 million or 101%. Third quarter 2017 revenue out of backlog for the Rig Systems segment decreased 10% sequentially and 45% year-over-year on fewer shipments of offshore projects. During the third quarter of 2017, the segment received $84 million in new orders and had $101 million of order cancellations, which came from an agreement with a customer to cancel two jackup drilling equipment package orders in exchange for firm commitments to continue forward with several other jackup packages the customer has under contract, retention of down payments, and other consideration. Backlog for capital equipment orders for the Rig Systems segment at September 30, 2017 was $2.0 billion.

The Rig Aftermarket segment generated $311 million in revenue and $64 million in operating profit or 20.6% of sales in the third quarter of 2017. Compared to the prior quarter, revenue decreased $30 million or 9%, and operating profit decreased $12 million or 16%. Compared to the third quarter of 2016, segment revenue decreased $11 million or 3%, and operating profit decreased $8 million or 11%. Revenue declined sequentially as drilling contractor customers curtailed aftermarket spending in response to uncertain near-term market conditions.

The Wellbore Technologies segment generated $693 million in revenue and operating profit was nil for the third quarter of 2017. Compared to the prior quarter, revenue increased $79 million or 13%, and operating loss decreased $24 million. Compared to the third quarter of 2016, revenue increased $167 million or 32%, and operating loss decreased $94 million. The increase in revenue from the prior year was driven primarily by activity increases in North America and the Middle East.

The Completion & Production Solutions segment generated $682 million in revenue and $44 million in operating profit or 6.5% of sales during the third quarter of 2017. Compared to the prior quarter, revenue increased $30 million or 5%, and operating profit increased $17 million or 63%. Compared to the third quarter of 2016, revenue increased $139 million or 26%, and operating profit increased

$105 million or 172%. Revenue and operating profit increased year-over-year primarily due to higher levels of completion and production activity in North America. During the third quarter of 2017, the segment received $463 million in new orders. Backlog for capital equipment orders for the Completion & Production Solutions segment at September 30, 2017 was $974 million.

Outlook

Activity in North America increased sharply off historical lows during the last two quarters of 2016 and first three quarters of 2017 and declines in supply, assisted by OPEC production cuts, appear to be rebalancing the market; however, global stocks of crude oil and refined product remain bloated and challenging conditions persist. Consequently, we are cautious in our outlook for the remainder of 2017, and anticipate that our customers will continue to moderate capital expenditures until there is more certainty in a sustainable recovery in commodity prices.

While North America land drilling has increased, activity levels remain well below prior cyclical highs. International activity, which had been slower to fall than North American activity, appears to be at or approaching a bottom with many markets stabilizing. Offshore activity, which has longer project cycle times and, in certain instances, more challenged economics, may continue to decline through the fourth quarter of 2017 and into 2018. Although the Company believes offshore activity is approaching a bottom.

Low activity levels result in an oversupply of service capacity and capital equipment, creating challenging prospects for many of our customers and sharply reducing demand for our products. In this environment, contractors are hesitant to invest in their existing equipment to conserve as much capital as possible. Equipment is neglected and idle fleets are often stripped of parts to sustain assets that remain active. Additionally, certain equipment becomes less desirable and obsolete as equipment manufacturers develop new technologies and produce more efficient equipment that lowers the marginal cost of supply for oil and gas operating companies. We believe the sharp spending reductions our customers have had in place for an extended period have created pent up demand for our products that is beginning to show in certain areas where industry activity levels have begun to improve.

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

We will continue to adjust the size of our operations to fit anticipated levels of activity while investing in developing and acquiring new products, technologies and operations that advance our longer term strategic goals. The Company has a history of implementing cost-control measures and downsizing in response to depressed market conditions as well as cost effectively ramping operations to capitalize on rapidly increasing demand. The Company has closed, or is in the process of closing, 385 locations over the past three years. It has reduced its annual expenses relating to salaries, wages, outside services, contractors, travel and entertainment by approximately $3.0 billion. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand is expected to continue to grow.

We expect unconventional shale resources to continue to gain a greater share of global production, and we continue to enhance the Company’s offering into unconventional resource focused products and technologies, including advanced, automated drilling rigs; premium drillpipe and directional drilling technologies; hydraulic fracture stimulation equipment; and multistage completion tools. We expect big data and predictive analytics to improve uptime and operating efficiency, and the Company remains at the forefront of applying this promising technology to oilfield drilling and completion equipment. We expect the oil and gas industry to adopt more efficient supply chain practices that the Company is pioneering to construct floating production facilities to produce the immense resources discovered offshore. The Company has used the recent downturn to vigorously advance these strategic initiatives, and we are encouraged by our progress.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2017 and 2016, and the second quarter of 2017 include the following:

	3Q17*	3Q16*	2Q17*	% 3Q17 3Q16	% 3Q17 2Q17
Active Drilling Rigs:
U.S.	947	479	892	97.7%	6.2%
Canada	208	122	115	70.5%	80.9%
International	947	936	957	1.2%	(1.0%)

Worldwide	2,102	1,537	1,964	36.8%	7.0%
West Texas Intermediate Crude Prices (per barrel)	$48.15	$44.85	$48.24	7.4%	(0.2%)
Natural Gas Prices ($/mmbtu)	$2.93	$2.85	$3.05	2.8%	(3.9%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2017, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 7.0% (from 1,964 to 2,102), and the U.S. increased 6.2% (from 892 to 947), in the third quarter of 2017 compared to the second quarter of 2017. The average per barrel price of West Texas Intermediate Crude Oil decreased 0.2% (from $48.24 per barrel to $48.15 per barrel) and natural gas prices decreased 3.9% (from $3.05 per mmbtu to $2.93 per mmbtu) in the third quarter of 2017 compared to the second quarter of 2017.

U.S. rig activity at October 20, 2017 was 913 rigs, decreasing 4% compared to the third quarter of 2017 average of 947 rigs. The price for West Texas Intermediate Crude Oil was at $51.47 per barrel at October 20, 2017, increasing 7% from the third quarter of 2017 average. The price for natural gas was at $2.92 per mmbtu at October 20, 2017, decreasing 0.3% from the third quarter of 2017 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rig Systems	$330	$470	$1,069	$1,960
Rig Aftermarket	311	322	973	1,077
Wellbore Technologies	693	526	1,862	1,668
Completion & Production Solutions	682	543	1,982	1,639
Eliminations	(181)	(215)	(551)	(785)

Total revenue	$1,835	$1,646	$5,335	$5,559

Operating profit (loss):
Rig Systems	$11	$(962)	$13	$(888)
Rig Aftermarket	64	72	201	203
Wellbore Technologies	—	(94)	(81)	(331)
Completion & Production Solutions	44	(61)	79	(132)
Eliminations and corporate costs	(126)	(141)	(378)	(497)

Total operating profit (loss)	$(7)	$(1,186)	$(166)	$(1,645)

Operating profit (loss)%:
Rig Systems	3.3%	(204.7%)	1.2%	(45.3%)
Rig Aftermarket	20.6%	22.4%	20.7%	18.8%
Wellbore Technologies	0.0%	(17.9%)	(4.4%)	(19.8%)
Completion & Production Solutions	6.5%	(11.2%)	4.0%	(8.1%)
Total operating profit (loss) %	(0.4%)	(72.1%)	(3.1%)	(29.6%)

Rig Systems

Three and nine months ended September 30, 2017 and 2016. Revenue from Rig Systems was $330 million for the three months ended September 30, 2017, compared to $470 million for the three months ended September 30, 2016, a decrease of $140 million or 30%. For the nine months ended September 30, 2017, revenue from Rig Systems was $1,069 million compared to $1,960 million for the nine months ending September 30, 2016, a decrease of $891 million or 45%.

Operating profit (loss) from Rig Systems was $11 million for the three months ended September 30, 2017 compared to $(962) million for the three months ended September 30, 2016, an increase of $973 million. Operating profit (loss) percentage increased to 3.3% for the three months ended September 30, 2017, from (204.7)% in the three months ended September 30, 2016. For the nine months ended September 30, 2017, operating profit (loss) from Rig Systems was $13 million compared to $(888) million for the nine months ending September 30, 2016, an increase of $901 million. Operating profit (loss) percentage increased to 1.2% for the nine months ended September 30, 2017, from (45.3)% in the nine months ended September 30, 2016. Operating profit percentage increased due to a nonrecurring $972 million goodwill impairment charge in the third quarter of 2016.

The Rig Systems segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.0 billion at September 30, 2017, a decrease of $753 million, or 27%, from backlog of $2.8 billion at September 30, 2016. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $245 million of revenue out of backlog for the remainder of 2017 and approximately $1.8 billion of revenue out of backlog in 2018 and thereafter. At September 30, 2017, approximately 76% of the capital equipment backlog was for offshore products and approximately 80% of the capital equipment backlog was destined for international markets.

Rig Aftermarket

Three and nine months ended September 30, 2017 and 2016. Revenue from Rig Aftermarket was $311 million for the three months ended September 30, 2017, compared to $322 million for the three months ended September 30, 2016, a decrease of $11 million or 3%. For the nine months ended September 30, 2017, revenue from Rig Aftermarket was $973 million compared to $1,077 million for the nine months ending September 30, 2016, a decrease of $104 million or 10%. This decrease was due to the decrease in offshore related drilling activity.

Operating profit from Rig Aftermarket was $64 million for the three months ended September 30, 2017 compared to $72 million for the three months ended September 30, 2016, a decrease of $8 million or 11%. Operating profit percentage decreased to 20.6% for the three months ended September 30, 2017, from 22.4% in the three months ended September 30, 2016. For the nine months ended September 30, 2017, operating profit from Rig Aftermarket was $201 million compared to $203 million for the nine months ending September 30, 2016, a decrease of $2 million or 1%. Operating profit percentage increased to 20.7% for the nine months ended September 30, 2017, from 18.8% in the nine months ended September 30, 2016. Operating profit percentage increased due to a change in product mix.

Wellbore Technologies

Three and nine months ended September 30, 2017 and 2016. Revenue from Wellbore Technologies was $693 million for the three months ended September 30, 2017, compared to $526 million for the three months ended September 30, 2016, an increase of $167 million or 32%. For the nine months ended September 30, 2017, revenue from Wellbore Technologies was $1,862 million compared to $1,668 million for the nine months ending September 30, 2016, an increase of $194 million or 12%. This increase was due to improving North American market conditions.

Operating profit (loss) from Wellbore Technologies was nil for the three months ended September 30, 2017 compared to $(94) million for the three months ended September 30, 2016, an increase of $94 million. Operating profit (loss) percentage increased to 0% for the three months ended September 30, 2017, from (17.9)% in the three months ended September 30, 2016. For the nine months ended September 30, 2017, operating loss from Wellbore Technologies was $81 million compared to $331 million for the nine months ending September 30, 2016, a decrease of $250 million or 76%. Operating loss percentage decreased to (4.4)% for the nine months ended September 30, 2017, from (19.8)% in the nine months ended September 30, 2016. This improvement was due to operating efficiencies and better market conditions.

Completion & Production Solutions

Three and nine months ended September 30, 2017 and 2016. Revenue from Completion & Production Solutions was $682 million for the three months ended September 30, 2017, compared to $543 million for the three months ended September 30, 2016, an increase of $139 million or 26%. For the nine months ended September 30, 2017, revenue from Completion & Production Solutions was $1,982 million compared to $1,639 million for the nine months ending September 30, 2016, an increase of $343 million or 21%. This increase was due to the overall increase in demand for capital equipment used in completion and production related activities.

Operating profit (loss) from Completion & Production Solutions was $44 million for the three months ended September 30, 2017 compared to $(61) million for the three months ended September 30, 2016, an increase of $105 million or 172%. Operating profit (loss) percentage increased to 6.5% for the three months ended September 30, 2017, from (11.2)% in the three months ended September 30, 2016. For the nine months ended September 30, 2017, operating profit from Completion & Production Solutions was $79 million compared to operating loss of $132 million for the nine months ending September 30, 2016, an increase of $211 million or 160%. Operating profit (loss) percentage increased to 4.0% for the nine months ended September 30, 2017, from (8.1)% in the nine months ended September 30, 2016. This increase was due to an overall increase in market activity.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $974 million at September 30, 2017, an increase of $162 million, or 20% from backlog of $812 million at September 30, 2016. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $415 million of revenue out of backlog for the remainder of 2017 and approximately $559 million of revenue out of backlog in 2018 and thereafter. At September 30, 2017, approximately 51% of the capital equipment backlog was for offshore products and approximately 70% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $126 million and $378 million for the three and nine months ended September 30, 2017, respectively, compared to $141 million and $497 million for the three and nine months ended September 30, 2016, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the four reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $6 million and $19 million for the three and nine months ended September 30, 2017, respectively, compared to expenses of $30 million and $85 million for the three and nine months ended September 30, 2016, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rates for the three and nine months ended September 30, 2017 were 10.0% and 10.5%, respectively, compared to (9.6)% and 6.5% for the same periods in 2016. Market conditions continued to negatively impact our business in the third quarter of 2017. As a result of these conditions, we continue to establish valuation allowances on deferred tax assets for losses and tax credits generated in the current year, which, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate. For the three and nine months ended September 30, 2016, impairment of goodwill not deductible for tax purposes, lower tax rates on losses incurred in foreign jurisdictions, and the establishment of valuation allowances, when applied to losses resulted in a lower effective tax rate than the U.S. statutory rate.

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

The following tables set forth the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures (in millions, except per share data):

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30, 2017
	2017	2016		2017	2016
Reconciliation of operating loss:
GAAP operating loss	$(7)	$(1,186)	$(62)	$(166)	$(1,645)
Other (1):
Rig Systems	—	994	16	23	1,069
Rig Aftermarket	—	3	1	6	16
Wellbore Technologies	—	24	(4)	(4)	112
Completion & Production Solutions	—	51	17	32	123
Eliminations	—	6	—	—	16

Operating loss excluding other items	$(7)	$(108)	$(32)	$(109)	$(309)

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30, 2017
	2017	2016		2017	2016

Reconciliation of operating loss %:
GAAP operating loss %	(0.4%)	(72.1%)	(3.5%)	(3.1%)	(29.6%)
Asset write-downs and other items %	0.0%	65.5%	1.7%	1.1%	24.0%

Operating loss % excluding other items	(0.4%)	(6.6%)	(1.8%)	(2.0%)	(5.6%)

	Three Months Ended			Nine Months Ended September 30,
	September 30,		June 30,
	2017	2016	2017	2017	2016
Reconciliation of adjusted loss per share:
GAAP loss per share	$(0.07)	$(3.62)	$(0.20)	$(0.59)	$(4.53)
Other (1)	—	0.18	0.06	0.10	0.67
Goodwill write-downs (1)	—	2.51	—	—	2.51
Fixed asset write-downs (Other income (expense), net)	—	0.02	—	0.02	0.08
Tax items (Provision for income taxes)	—	0.57	—	0.09	0.57

Adjusted loss per share excluding other items	$(0.07)	$(0.34)	$(0.14)	$(0.38)	$(0.70)

(1)	Included in operating loss are other items related to costs associated with the Voluntary Early Retirement Plan established by the Company during the first quarter of 2016, goodwill impairment in the third quarter of 2016 and costs related to severance, facility closures, and other items. See Note 6. For the three and nine months ended September 30, 2017, other items included in operating loss were nil and $57 million, respectively. For the three and nine months ended September 30, 2016, other items included in operating loss were $1,078 million and $1,336 million, respectively. Other items included in operating loss for the three months ended June 30, 2017 totaled $30 million.

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

At September 30, 2017, the Company had cash and cash equivalents of $1,722 million and total debt of $3,213 million. At December 31, 2016, cash and cash equivalents were $1,408 million and total debt was $3,214 million. As of September 30, 2017, approximately $1,370 million of the $1,722 million of cash and cash equivalents was held by our foreign subsidiaries, of which $1,319 million would be subject to a 35% U.S. income tax rate, offset by any available foreign tax credits if repatriated. However, our current plans are to indefinitely reinvest these funds outside of the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

On June 27, 2017, the Company entered into a new $3.0 billion credit agreement evidencing a five-year unsecured revolving credit facility, which expires on June 27, 2022, with a syndicate of financial institutions. This new credit facility replaced the Company’s previous $4.5 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2017, the Company was in compliance with a debt-to-capitalization ratio of 18.5%.

The Company’s outstanding debt at September 30, 2017 was $3,213 million and consisted of $500 million in 1.35% Senior Notes, $1,392 million in 2.60% Senior Notes, $1,087 million in 3.95% Senior Notes, and other debt of $234 million. The Company was in compliance with all covenants at September 30, 2017.

At September 30, 2017, there were no commercial paper borrowings supported by the $3.0 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $731 million of outstanding letters of credit at September 30, 2017 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$511	$807
Net cash used in investing activities	(184)	(277)
Net cash used in financing activities	(52)	(1,116)

Operating Activities

For the first nine months of 2017, cash provided by operating activities was $511 million compared to $807 million in the same period of 2016. Before changes in operating assets and liabilities, net of acquisitions, cash was provided primarily by net loss from operations of $221 million plus non-cash charges of $684 million.

The change in operating assets and liabilities in the first nine months of 2017 compared to the same period in 2016 was primarily due to declines in inventory, costs in excess of billings and prepaid and other current assets, partially offset by declines in accrued liabilities, billings in excess of cost and income taxes payable. Net changes in operating assets and liabilities, net of acquisitions, provided $48 million of cash for the first nine months of 2017 compared to cash provided of $915 million in the same period in 2016.

Investing Activities

For the first nine months of 2017, net cash used in investing activities was $184 million compared to $277 million for the same period of 2016. The decrease in net cash used in investing activities in the first nine months of 2017 compared to the same period in 2016 was primarily the result of lower capital expenditures, partially offset by higher acquisition activity. The Company used $127 million for capital expenditures during the first nine months of 2017 compared to $221 million for the same period of 2016 and $85 million for acquisitions in the first nine months of 2017 compared to $60 million for the same period of 2016.

Financing Activities

For the first nine months of 2017, net cash used in financing activities was $52 million compared to $1,116 million for the same period of 2016. This decrease was primarily the result of dividends paid of $57 million in 2017 compared to $211 million in 2016 and $4 million in payments on net borrowings in 2017 compared to $897 million used to make payments on net commercial paper borrowings and other in 2016.

Other

The effect of the change in exchange rates on cash flows was an increase of $39 million and $16 million for the first nine months of 2017 and 2016, respectively.

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

In January 2017, the FASB issued Accounting Standard Update No. 2017-04 “Simplifying the Test for Goodwill Impairment” (ASU 2017-04). This update eliminates the requirement to compute the implied fair value of goodwill under Step 2 of the goodwill impairment test. ASU 2017-04 is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this update on July 1, 2017 with no material impact.

Recently Issued Accounting Standards

In August 2017, the FASB issued Accounting Standard Update No. 2017-12 “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). This update improves the financial reporting of hedging relationships and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company is currently assessing the impact of the adoption of ASU No. 2017-12 on its consolidated financial position and results of operations.

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

In preparing for the adoption of this new standard, the Company has established an internal team to centralize the implementation process as well as engaged external resources to assist in our approach. We are currently utilizing a software program to consolidate and accumulate leases with documentation as required by the new standard. We have assessed the changes to the Company’s current accounting practices and are currently investigating the related tax impact and process changes. We are also in process of quantifying the impact of the new standard on our balance sheet.

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

The standard permits either a full retrospective adoption, in which the standard is applied to all the periods presented, or a modified retrospective adoption, in which the standard is applied only to the current period with a cumulative-effect adjustment reflected in retained earnings. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company currently anticipates following the modified retrospective adoption.

In 2015, the Company assembled an internal team to study the provisions of ASU 2014-09, began assessing the potential impacts on the Company and educating the organization. In 2016, the Company engaged external resources to complete the assessment of potential changes to current accounting practices related to material revenue streams. Potential impacts were identified based on required changes to current processes to accommodate provisions in the new standard. We are currently designing and implementing required process, system, control and data requirement changes to address the impacts identified in our assessments.

Based on an analysis of revenue streams, customer contracts and transactions, the Company does not expect a material change in the timing or other impacts to revenue recognition across most of our businesses. We are still evaluating certain revenue streams, which will change from point-in-time to over-time revenue recognition, and we are reviewing the impact of the new disclosure requirements.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of approximately $4 million in the first nine months of 2017, compared to approximately $10 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

	As of September 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	—	40	35	—	75	75
Average USD to CAD contract rate	—	1.3286	1.3242	—	1.3265	1.3265
Fair Value at September 30, 2017 in U.S. dollars	—	(2)	(2)	—	(4)	—
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	62		23	141	226	260
Average USD to CAD contract rate	1.2357		1.3167	1.3147	1.2924	1.3120
Fair Value at September 30, 2017 in U.S. dollars	—	—	1	5	6	(2)
EUR Buy GBP/Sell EUR:
Notional amount to buy (in Euros)	—	—	—	—	—	—
Average GBP to EUR contract rate	1.1000	1.1459	—	—	1.1268	—
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy NOK/Sell EUR:
Notional amount to buy (in Euros)	—	—	—	—	—	—
Average NOK to EUR contract rate	0.1095	0.1069	—	—	0.1072	—
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell EUR:
Notional amount to buy (in Euros)	6	1	—	—	7	3
Average USD to EUR contract rate	0.8388	0.8486	—	—	0.8394	0.9309
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy EUR:
Notional amount to sell (in Euros)	109	16	—	—	125	104
Average USD to EUR contract rate	0.8508	0.8480	—	—	0.8504	0.9206
Fair Value at September 30, 2017 in U.S. dollars	1	—	—	—	1	(3)
Sell ZAR/Buy EUR:
Notional amount to sell (in Euros)	8	—	—	—	8	8
Average ZAR to EUR contract rate	0.0525	—	—	—	0.0525	0.0555
Fair Value at September 30, 2017 in U.S. dollars	(2)	—	—	—	(2)	(2)
AUD Buy USD/Sell AUD:
Notional amount to buy (in Australian dollars)	3	—	—	—	3	—
Average USD to AUD contract rate	1.3254	—	—	—	1.3254	—
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy AUD:
Notional amount to sell (in Australian dollars)	5	3	—	—	8	—
Average USD to AUD contract rate	1.3240	1.3507	—	—	1.3335	—
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	—	—	—	—	—	1
Average USD to GBP contract rate	—	0.7855	—	—	0.7855	0.8028
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	119	—	—	—	119	169
Average USD to GBP contract rate	0.7436	—	—	—	0.7436	0.7844
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	(6)
Sell EUR/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	—	—	—	—	—	1
Average EUR to GBP contract rate	—	—	—	—	—	0.8604
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—

	As of September 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	—	—	—	—	—	1
Average CAD to USD contract rate	0.7526	—	—	—	0.7526	0.7559
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	5	1	—	—	6	10
Average DKK to USD contract rate	0.1466	0.1546	—	—	0.1483	0.1509
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	(1)
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	27	42	—	—	69	81
Average EUR to USD contract rate	1.1928	1.1506	—	—	1.1665	1.1114
Fair Value at September 30, 2017 in U.S. dollars	—	2	—	—	2	(4)
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	7	3	—	—	10	3
Average GBP to USD contract rate	1.2432	1.2708	—	—	1.2500	1.2516
Fair Value at September 30, 2017 in U.S. dollars	1	—	—	—	1	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	182	329	61	—	572	737
Average NOK to USD contract rate	0.1238	0.1198	0.1187	—	0.1209	0.1231
Fair Value at September 30, 2017 in U.S. dollars	3	19	4	—	26	(41)
Buy SGD/Sell USD:
Notional amount to buy (in U.S. dollars)	1	—	—	—	1	5
Average SGD to USD contract rate	0.7031	—	—	—	0.7031	0.7262
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell DKK/Buy USD:
Notional amount to sell (in U.S. dollars)	4	—	—	—	4	2
Average DKK to USD contract rate	0.1549	—	—	—	0.1549	0.1481
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	76	9	—	—	85	29
Average EUR to USD contract rate	1.1850	1.1101	—	—	1.1770	1.1059
Fair Value at September 30, 2017 in U.S. dollars	—	(1)	—	—	(1)	1
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	—	—	1	1
Average GBP to USD contract rate	1.2871	—	—	—	1.2871	1.2549
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	44	48	—	—	92	21
Average NOK to USD contract rate	0.1266	0.1294	—	—	0.1281	0.1183
Fair Value at September 30, 2017 in U.S. dollars	—	1	—	—	1	—
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	45	—	—	—	45	30
Average RUB to USD contract rate	0.0170	—	—	—	0.0170	0.0158
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell SGD/Buy USD:
Notional amount to sell (in U.S. dollars)	1	—	—	—	1	2
Average SGD to USD contract rate	0.7315	—	—	—	0.7315	0.7006
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—

	As of September 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
BRL Buy EUR/Sell BRL:
Notional amount to buy (in Brazilian reals)	21	—	—	—	21	326
Average EUR to BRL contract rate	3.6355	—	—	—	3.6355	4.1974
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	(13)
Buy GBP/Sell BRL:
Notional amount to buy (in Brazilian reals)	3	—	—	—	3	—
Average GBP to BRL contract rate	4.1230	—	—	—	4.1230	—
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell BRL:
Notional amount to buy (in Brazilian reals)	3	—	—	—	3	27
Average USD to BRL contract rate	3.2760	—	—	—	3.2760	4.0278
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	(1)
Sell EUR/Buy BRL:
Notional amount to sell (in Brazilian reals)	35	—	—	—	35	1,440
Average EUR to BRL contract rate	3.8701	—	—	—	3.8701	4.2950
Fair Value at September 30, 2017 in U.S. dollars	2	—	—	—	2	59
Sell USD/Buy BRL:
Notional amount to sell (in Brazilian reals)	112	—	—	—	112	23
Average USD to BRL contract rate	3.1940	—	—	—	3.1940	3.6378
Fair Value at September 30, 2017 in U.S. dollars	1	—	—	—	1	—
DKK Buy USD/Sell DKK:
Notional amount to buy (in Danish Krone)	—	—	—	—	—	22
Average USD to DKK contract rate	—	—	—	—	—	7.1140
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell USD/Buy DKK:
Notional amount to sell (in Danish Krone)	491	77	—	—	568	855
Average USD to DKK contract rate	6.1936	6.3915	—	—	6.2196	6.9660
Fair Value at September 30, 2017 in U.S. dollars	(1)	—	—	—	(1)	(1)
NOK Buy EUR/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	146	6	—	—	152	231
Average EUR to NOK contract rate	9.3476	9.2781	—	—	9.3450	9.1870
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy GBP/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	—	—	—	—	—	2
Average GBP to NOK contract rate	10.4215	—	—	—	10.4215	10.7029
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy USD/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	1	—	—	—	1	21
Average USD to NOK contract rate	7.8350	—	—	—	7.8350	8.7062
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Buy JPY/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	45	—	—	—	45	58
Average JPY to NOK contract rate	0.0717	—	—	—	0.0717	0.0748
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell EUR/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	94	14	—	—	108	120
Average EUR to NOK contract rate	9.2863	9.2781	—	—	9.2852	9.2144
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—

	As of September 30, 2017					December 31,
Functional Currency	2017	2018	2019	2020	Total	2016
NOK Sell USD/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	51	1	—	—	52	126
Average USD to NOK contract rate	7.8348	8.6642	—	—	7.8509	8.7030
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Sell JPY/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	27	6	—	—	33	51
Average JPY to NOK contract rate	0.0753	0.0758	—	—	0.0754	0.0750
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	—
Other Currencies
Fair Value at September 30, 2017 in U.S. dollars	—	—	—	—	—	(1)

Total Fair Value at September 30, 2017 in U.S. dollars	5	19	3	5	32	(15)

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $47 million and translation exposures totaling $195 million as of September 30, 2017 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $3 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $19 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2017, long-term borrowings consisted of $500 million in 1.35% Senior Notes, $1,392 million in 2.60% Senior Notes and $1,087 million in 3.95% Senior Notes. At September 30, 2017, there were no commercial paper borrowings and no outstanding letters of credit issued under the new credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These borrowings carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 42.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	National Oilwell Varco Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (8)

10.10	Form of Employee Nonqualified Stock Option Grant Agreement (9)

10.11	Form of Restricted Stock Agreement (9)

10.12	Form of Performance Award Agreement (9)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 17, 2011.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017
(4)	Filed as Appendix I to our Proxy Statement filed on April 11, 2016.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(10)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: October 27, 2017	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)