Form 10-Q
period 2018-06-30
NATIONAL OILWELL VARCO INC
filed 2018-07-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of July 20, 2018 the registrant had 382,619,458 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,137	$1,437
Receivables, net	1,967	2,015
Inventories, net	3,158	3,003
Contract assets	445	495
Prepaid and other current assets	301	267

Total current assets	7,008	7,217
Property, plant and equipment, net	2,859	3,002
Deferred income taxes	13	13
Goodwill	6,273	6,227
Intangibles, net	3,171	3,301
Investment in unconsolidated affiliates	308	309
Other assets	126	137

Total assets	$19,758	$20,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$510
Accrued liabilities	950	1,238
Contract liabilities	609	519
Current portion of long-term debt and short-term borrowings	8	6
Accrued income taxes	11	81

Total current liabilities	2,194	2,354
Long-term debt	2,707	2,706
Deferred income taxes	666	677
Other liabilities	223	309

Total liabilities	5,790	6,046

Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 382,529,590 and 380,104,970 shares issued and outstanding at June 30, 2018 and December 31, 2017	4	4
Additional paid-in capital	8,306	8,234
Accumulated other comprehensive loss	(1,298)	(1,110)
Retained earnings	6,888	6,966

Total Company stockholders’ equity	13,900	14,094
Noncontrolling interests	68	66

Total stockholders’ equity	13,968	14,160

Total liabilities and stockholders’ equity	$19,758	$20,206

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$2,106	$1,759	$3,901	$3,500
Cost of revenue	1,751	1,528	3,259	3,060

Gross profit	355	231	642	440
Selling, general and administrative	303	293	591	599

Operating profit (loss)	52	(62)	51	(159)
Interest and financial costs	(23)	(26)	(47)	(51)
Interest income	5	4	12	8
Equity income (loss) in unconsolidated affiliates	(1)	(2)	1	(2)
Other income (expense), net	(3)	(5)	(50)	(20)

Income (loss) before income taxes	30	(91)	(33)	(224)
Provision (benefit) for income taxes	5	(17)	8	(30)

Net income (loss)	25	(74)	(41)	(194)
Net income attributable to noncontrolling interests	1	1	3	3

Net income (loss) attributable to Company	$24	$(75)	$(44)	$(197)

Net income (loss) attributable to Company per share:
Basic	$0.06	$(0.20)	$(0.12)	$(0.52)

Diluted	$0.06	$(0.20)	$(0.12)	$(0.52)

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Weighted average shares outstanding:
Basic	378	377	377	377

Diluted	381	377	377	377

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$25	$(74)	$(41)	$(194)
Currency translation adjustments	(223)	76	(187)	166
Changes in derivative financial instruments, net of tax	(14)	23	(1)	28

Comprehensive income (loss)	(212)	25	(229)	—
Comprehensive income attributable to noncontrolling interest	1	1	3	3

Comprehensive income (loss) attributable to Company	$(213)	$24	$(232)	$(3)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(41)	$(194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	347	349
Deferred income taxes	17	19
Equity income (loss) in unconsolidated affiliates	(1)	2
Other, net	74	90
Change in operating assets and liabilities, net of acquisitions:
Receivables	87	(9)
Inventories	(150)	122
Contract assets	49	65
Prepaid and other current assets	(30)	82
Accounts payable	88	37
Accrued liabilities	(313)	(96)
Contract liabilities	89	(103)
Income taxes payable	(71)	(54)
Other assets/liabilities, net	(35)	(31)

Net cash provided by operating activities	110	279

Cash flows from investing activities:
Purchases of property, plant and equipment	(102)	(85)
Business acquisitions, net of cash acquired	(280)	(82)
Other	22	19

Net cash used in investing activities	(360)	(148)

Cash flows from financing activities:
Payments against lines of credit and other debt	(4)	(3)
Cash dividends paid	(38)	(38)
Other	22	10

Net cash used in financing activities	(20)	(31)
Effect of exchange rates on cash	(30)	22

Increase (decrease) in cash and cash equivalents	(300)	122
Cash and cash equivalents, beginning of period	1,437	1,408

Cash and cash equivalents, end of period	$1,137	$1,530

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$46	$48
Income taxes	$50	$97

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature, unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the current presentation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	June 30, 2018	December 31, 2017
Raw materials and supplies	$655	$656
Work in process	572	513
Finished goods and purchased products	1,931	1,834

Total	$3,158	$3,003

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2018	December 31, 2017
Compensation	$227	$345
Vendor costs	137	150
Warranty	120	135
Taxes (non-income)	97	152
Insurance	55	74
Commissions	41	58
Fair value of derivatives	13	8
Interest	7	7
Other	253	309

Total	$950	$1,238

Warranties

The Company provides warranties on certain of its products and services. The Company accrues warranty liability based upon specific claims and a review of historical claim experience in accordance with Accounting Standards Codification (“ASC”) Topic 450 “Contingencies”. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered.

The changes in the warranty provision are as follows (in millions):

Balance at December 31, 2017	$135

Net provisions for warranties issued during the year	16
Amounts incurred	(31)

Balance at June 30, 2018	$120

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Currency Translation Adjustments	Derivative Financial Instruments, Net of Tax	Defined Benefit Plans, Net of Tax	Total
Balance at December 31, 2017	$(1,104)	$7	$(13)	$(1,110)
Accumulated other comprehensive income (loss) before reclassifications	(187)	3	—	(184)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4)	—	(4)

Balance at June 30, 2018	$(1,291)	$6	$(13)	$(1,298)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2018				2017
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$—	$—	$—	$—	$1	$—	$1
Cost of revenue	—	(1)	—	(1)	—	8	—	8
Tax effect	—	—	—	—	—	(2)	—	(2)

	$—	$(1)	$—	$(1)	$—	$7	$—	$7

	Six Months Ended June 30,
	2018				2017
	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total	Currency Translation Adjustments	Derivative Financial Instruments	Defined Benefit Plans	Total
Revenue	$—	$(1)	$—	$(1)	$—	$(4)	$—	$(4)
Cost of revenue	—	(5)	—	(5)	—	4	—	4
Tax effect	—	2	—	2	—	2	—	2

	$—	$(4)	$—	$(4)	$—	$2	$—	$2

The Company’s reporting currency is the U.S. dollar. For a majority of the Company’s international entities in which there is a substantial investment, the local currency is their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three months ended June 30, 2018, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $223 million, upon the translation from local currencies to the U.S. dollar. For the six months ended June 30, 2018, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive loss of $187 million, upon the translation from local currencies to the U.S. dollar. For the three months ended June 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $76 million, upon the translation from local currencies to the U.S. dollar. For the six months ended June 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $166 million upon the translation from local currencies to the U.S. dollar.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive loss of $14 million (net of tax of $5 million) and $1 million (net of tax of $0) for the three and six months ended June 30, 2018, respectively. The accumulated effect was other comprehensive income of $23 million (net of tax of $6 million) and $28 million (net of tax of $7 million) for the three and six months ended June 30, 2017, respectively.

5.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Wellbore Technologies	$793	$614	$1,504	$1,169
Completion & Production Solutions	738	652	1,408	1,300
Rig Technologies	651	546	1,134	1,128
Eliminations	(76)	(53)	(145)	(97)

Total revenue	$2,106	$1,759	$3,901	$3,500

Operating profit (loss):
Wellbore Technologies	$38	$(24)	$50	$(81)
Completion & Production Solutions	40	27	56	35
Rig Technologies	62	6	80	19
Eliminations and corporate costs	(88)	(71)	(135)	(132)

Total operating profit (loss)	$52	$(62)	$51	$(159)

Operating profit (loss)%:
Wellbore Technologies	4.8%	(3.9%)	3.3%	(6.9%)
Completion & Production Solutions	5.4%	4.1%	4.0%	2.7%
Rig Technologies	9.5%	1.1%	7.1%	1.7%
Total operating profit (loss)%	2.5%	(3.5%)	1.3%	(4.5%)

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

Included in operating profit (loss) are other items primarily related to costs associated with severance, facility closures, and credits for the reversals of certain accruals.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration at the most likely amount to which we expect to pay or be entitled to. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. Net revenue recognized from our performance obligations satisfied in previous periods was $47 million for the six months ended June 30, 2018 primarily due to change orders.

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

As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,610 million. The Company expects to recognize approximately $775 million in revenue for the remaining performance obligations in 2018 and $1,835 million in 2019 and thereafter.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada. (in millions):

	Three Months Ended June 30,
	2018					2017
	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations	Total	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations	Total
North America	$449	$342	$143	$—	$934	$352	$265	$140	$—	$757
International	326	374	472	—	1,172	249	376	377	—	1,002
Eliminations	18	22	36	(76)	—	13	11	29	(53)	—

	$793	$738	$651	$(76)	$2,106	$614	$652	$546	$(53)	$1,759

Land	$660	$509	$208	$—	$1,377	$490	$410	$173	$—	$1,073
Offshore	115	207	407	—	729	111	231	344	—	686
Eliminations	18	22	36	(76)	—	13	11	29	(53)	—

	$793	$738	$651	$(76)	$2,106	$614	$652	$546	$(53)	$1,759

	Six Months Ended June 30,
	2018					2017
	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations	Total	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations	Total
North America	$864	$634	$278	$—	$1,776	$647	$498	$260	$—	$1,405
International	608	732	785	—	2,125	497	778	820	—	2,095
Eliminations	32	42	71	(145)	—	25	24	48	(97)	—
	$1,504	$1,408	$1,134	$(145)	$3,901	$1,169	$1,300	$1,128	$(97)	$3,500
Land	$1,243	$955	$380	$—	$2,578	$926	$813	$334	$—	$2,073
Offshore	229	411	683	—	1,323	218	463	746	—	1,427
Eliminations	32	42	71	(145)	—	25	24	48	(97)	—

	$1,504	$1,408	$1,134	$(145)	$3,901	$1,169	$1,300	$1,128	$(97)	$3,500

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. There were no impairment losses recorded on contract assets for the periods ending June 30, 2018 or 2017.

Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. For the balance at December 31, 2017, we reclassified $240 million of advance payments and deferred revenue from accrued liabilities to contract liabilities to conform with the 2018 presentation.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

Contract Assets
Balance at December 31, 2017	$495
Additions and Milestone Billings	(456)
Revenue Recognized	500
Currency translation adjustments and other	(94)

Balance at June 30, 2018	$445

Contract Liabilities
Balance at December 31, 2017	$519
Additions	542
Revenue Recognized	(439)
Currency translation adjustments and other	(13)

Balance at June 30, 2018	$609

7.	Debt

Debt consists of (in millions):

	June 30,	December 31,
	2018	2017
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	$1,393	$1,392
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,088	1,088
Other	234	232

Total debt	2,715	2,712
Less current portion	8	6

Long-term debt	$2,707	$2,706

The Company has a $3.0 billion, five-year unsecured revolving credit facility, which expires on June 27, 2022. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2018, the Company was in compliance with a debt-to-capitalization ratio of 16.3%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At June 30, 2018, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $511 million of outstanding letters of credit at June 30, 2018, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2018 and December 31, 2017, the fair value of the Company’s unsecured Senior Notes approximated $2,266 million and $2,346 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At June 30, 2018 and December 31, 2017, the carrying value of the Company’s unsecured Senior Notes approximated $2,481 million and $2,480 million, respectively.

8.	Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. We recognized an income tax benefit of $242 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. Our provisional estimate of the one-time transition tax resulted in no additional tax expense. Our provisional estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three and six months ended June 30, 2018. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

The effective tax rates for the three and six months ended June 30, 2018 were 16.7% and (24.3)%, respectively, compared to 18.7% and 13.4% for the same periods in 2017. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in each period, which, when applied to losses for the six months ended June 30, 2018 and the three and six months ended June 30, 2017, resulted in lower effective tax rates than the U.S. statutory rate. The negative tax rate for the six months ended June 30, 2018 is the result of net tax expense recorded against a pre-tax loss for the period. For the three months ended June 30, 2018, a reduction in tax reserves and utilization of tax credits were partially offset by valuation allowances established by the company, which, when applied to income resulted in a lower effective tax rate than the US statutory rate. The change in effective tax rate from 2017 to 2018 was also impacted by the decrease in the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.

The balance of unrecognized tax benefits at June 30, 2018 was $57 million. The settlement of foreign jurisdiction audits during the year resulted in a $93 million decrease in uncertain tax positions.

For the three and six months ended June 30, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three and six months ended June 30 2017, the Company estimated and recorded tax based on a full year effective tax rate.

9.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan is 69.4 million. The Plan is subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At June 30, 2018, 9,635,836 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

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

On May 11, 2018, the Company granted 35,432 restricted stock awards with a fair value of $40.65 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan was $31 million and $58 million for the three and six months ended June 30, 2018, respectively, and $22 million and $52 million for the three and six months ended June 30, 2017, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements under the Plan was $4 million and $6 million for the three and six months ended June 30, 2018, respectively, and $5 million and $9 million for the three and six months ended June 30, 2017, respectively.

10.	Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange rate risk. Forward contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). In addition, the Company will enter into non-designated forward contracts against various foreign currencies to manage the foreign currency exchange rate risk on non-functional-currency monetary accounts (non-designated hedge).

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

At June 30, 2018, the Company has determined that the fair value of its derivative financial instruments representing assets of $21 million and liabilities of $15 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At June 30, 2018, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $6 million.

At June 30, 2018, the Company did not have any interest rate contracts and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company has instituted a cash flow hedging program. The Company hedges portions of its forecasted revenues and expenses denominated in non-functional currencies with forward contracts. When the U.S. dollar strengthens or weakens against the foreign currencies, the change in present value of future foreign currency revenues and expenses is offset by changes in the fair value of the forward contracts designated as hedges.

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

For the six months ended June 30, 2018, the Company recognized a gain of $2 million as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At June 30, 2018, there were $8 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in losses or gains due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge non-functional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2018		2017
Norwegian Krone	NOK	4,040	NOK	4,013
Japanese Yen	JPY	326	JPY	982
U.S. Dollar	USD	120	USD	163
Euro	EUR	89	EUR	120
Danish Krone	DKK	19	DKK	30
British Pound Sterling	GBP	15	GBP	11
Canadian Dollar	CAD	1	CAD	—

Non-designated Hedging Strategy

The Company enters into foreign currency forward contracts to hedge certain nonfunctional currency monetary accounts. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar equivalent cash flows from the non-functional currency monetary accounts will be adversely affected by changes in the exchange rates.

For derivative instruments that are non-designated, the gain or loss on the derivative instrument subject to the hedged risk (i.e., non-functional currency monetary accounts) is recognized in other income (expense), net in current earnings.

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of non-functional currency monetary accounts (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2018		2017
Norwegian Krone	NOK	1,998	NOK	1,734
Russian Ruble	RUB	1,284	RUB	2,699
U.S. Dollar	USD	512	USD	463
South African Rand	ZAR	176	ZAR	150
Euro	EUR	119	EUR	99
Danish Krone	DKK	12	DKK	15
British Pound Sterling	GBP	4	GBP	3
Canadian Dollar	CAD	1	CAD	—

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$12	$13	Accrued liabilities	$6	$3
Foreign exchange contracts	Other Assets	3	8	Other liabilities	2	2

Total derivatives designated as hedging instruments under ASC Topic 815		$15	$21		$8	$5

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$10	Accrued liabilities	$7	$5
Foreign exchange contracts	Other Assets	1	2	Other Liabilities	—	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$6	$12		$7	$6

Total derivatives		$21	$33		$15	$11

The Effect of Derivative Instruments on the Consolidated Statements of Income

($ in millions)

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)
	Six Months Ended				Six Months Ended			Six Months Ended
	June 30,				June 30,			June 30,
	2018	2017			2018	2017		2018	2017
			Revenue		1	4	Cost of revenue	2	13
Foreign exchange contracts	5	34	Cost of revenue		3	(17)	Other income (expense), net	(3)	5

Total	5	34			4	(13)		(1)	18

Derivatives Not Designated as	Location of Gain (Loss)		Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income		Recognized in Income on
ASC Topic 815	on Derivative		Derivative
			Six Months Ended
			June 30,
			2018	2017
Foreign exchange contracts	Other income (expense), net		(8) 46

Total			(8) 46

(a)	The Company expects that $9 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by losses from the underlying transactions resulting in no impact to earnings or cash flow.
(b)	The amount of gain (loss) recognized in income represents $2 million and $13 million related to the ineffective portion of the hedging relationships for the six months ended June 30, 2018 and 2017, respectively, and $(3) million and $5 million related to the amount excluded from the assessment of the hedge effectiveness for the six months ended June 30, 2018 and 2017, respectively.

11.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Company	$24	$(75)	$(44)	$(197)

Denominator:
Basic—weighted average common shares outstanding	378	377	377	377
Dilutive effect of employee stock options and other unvested stock awards	3	—	—	—

Diluted outstanding shares	381	377	377	377

Net income (loss) attributable to Company per share:
Basic	$0.06	$(0.20)	$(0.12)	$(0.52)

Diluted	$0.06	$(0.20)	$(0.12)	$(0.52)

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to Company allocated to these participating securities was immaterial for the three and six months ended June 30, 2018 and 2017 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 18 million for each of the three and six months ended June 30, 2018, and 18 million shares and 13 million shares for each of the three and six months ended June 30, 2017, respectively.

12.	Cash Dividends

On May 11, 2018, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on June 29, 2018, to each stockholder of record on June 15, 2018. Cash dividends were $19 million and $38 million for the three and six months ended June 30, 2018, respectively, and $19 million and $38 million for the three and six months ended June 30, 2017. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13.	Commitments and Contingencies

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Our business is also subject to trade regulations that may restrict or prohibit trade with certain countries, companies and/or individuals, such as trade sanctions applicable, for example, to Russia, Syria and Iran. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies may not result in additional, presently unquantifiable, costs or liabilities to us. We are also subject to increasing local content and localization requirements in various jurisdictions, as well as increasing trade tariffs, retaliatory tariffs and other trade controversies, all of which could result in material negative impacts to our business.

The Company is involved in various claims, internal investigations, regulatory agency audits and pending or threatened legal actions, arbitration, litigation, and regulatory investigations, involving a variety of matters. In many instances, the Company maintains insurance that covers claims arising from risks associated with the business activities of the Company, including claims for injuries to third parties and third parties’ property, e.g., premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes and the Company’s experience has been that such insurance has been sufficient to cover such risks. See Item 1A. Risk Factors. If, however, such insurance were inapplicable or insufficient to cover such losses, there could be material negative impacts to our business.

The Company is also a party to claims, threatened and actual litigation, governmental regulatory proceedings and private arbitration arising from ordinary day to day business activities, in which parties assert claims against the Company for a broad spectrum of potential liabilities, including: individual employment law claims, collective actions under federal employment laws, intellectual property claims, e.g., alleged patent infringement, and/or misappropriation of trade secrets, premises liability claims, personal injuries arising from allegedly defective products, alleged improper payments under anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages. In currently pending litigation and arbitrations, adverse parties have asserted damages in material amounts for which they seek recovery from the Company. Due to the inherent risks and uncertainty of litigation, an unexpected adverse result may occur from time to time. For many such contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply. In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company.

As of June 30, 2018, the Company recorded reserves in an amount believed to be sufficient for contingent liabilities representing all contingencies believed to be probable to cover such liabilities. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company adopted this update on January 1, 2018, using the modified retrospective approach, in which an immaterial cumulative effect adjustment was made to retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. See Note 6 for additional details of the adoption of this standard.

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

Rig Technologies

The Company’s Rig Technologies segment makes and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore as well as other marine-based markets, including offshore wind vessels. The segment designs, manufactures and sells land rigs, offshore drilling equipment packages, including installation and commissioning services, and drilling rig components that mechanize and automate the drilling process and rig functionality. Equipment and technologies in Rig Technologies include: substructures, derricks, and masts; cranes; jacking systems; pipe lifting, racking, rotating, and assembly systems; fluid transfer technologies, such as mud pumps; pressure control equipment, including blowout preventers; power transmission systems, including drives and generators; rig instrumentation and control systems; mooring, anchor, and deck handling machinery; and pipelay and construction systems. The segment also provides spare parts, repair, and rentals as well as comprehensive remote equipment monitoring, technical support, field service, and customer training through an extensive network of aftermarket service and repair facilities strategically located in major areas of drilling operations around the world.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2018, the Company generated net income of $24 million, or $0.06 per fully diluted share, on $2.1 billion in revenue. For the first quarter ended March 31, 2018, the Company had a net loss of $68 million, or $0.18 per fully diluted share. For the second quarter of 2017, the Company had a net loss of $75 million, or $0.20 per fully diluted share.

Operating profit for the second quarter of 2018 was $52 million, or 2.5% of sales, compared to operating losses of $1 million in the first quarter of 2018 and $62 million in the second quarter of 2017.

During the second quarter of 2018, first quarter of 2018, and second quarter of 2017, pre-tax other items (severance, facility closures, write-downs of certain assets and liabilities, and other) were $0, a credit of $12 million, and expense of $30 million, respectively. Excluding the other items from all periods, second quarter 2018 Adjusted EBITDA was $226 million, compared to $160 million in the first quarter of 2018 and $142 million in the second quarter of 2017.

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

In response to rapidly deteriorating market conditions, operators acutely reduced both operating and capital expenditures. Orders for NOV’s equipment and services slowed and rig counts declined rapidly with active U.S. drilling rig counts hitting 70 year lows, and international rig counts reaching decade lows, during the second quarter of 2016. As a result of the sharp cutback in activity, production declined in certain areas of the world, global inventories began to decline and commodity prices started to rebound as oil markets began to re-balance. The market downturn began to stabilize during the second half of 2016 and showed early signs of improvement as the year ended. During 2017 and into the first half of 2018, land drilling in North America continued to increase, while international markets stabilized and offshore activity remained depressed. The average price of West Texas Intermediate Cushing Crude for the second quarter of 2018 was $68.03 a barrel.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $793 million in the second quarter of 2018, an increase of 12 percent from the first quarter of 2018 and an increase of 29 percent from the second quarter of 2017. The ongoing recovery in the U.S. and seasonal rebound in the Eastern Hemisphere led to sequential growth across every business unit in the segment. Operating profit was $38 million, or 4.8 percent of sales. Adjusted EBITDA was $133 million, or 16.8 percent of sales, an increase of 29 percent sequentially and an increase of $67 million from the prior year.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $738 million in the second quarter of 2018, an increase of 10 percent from the first quarter of 2018 and an increase of 13 percent from the second quarter of 2017. Improving demand for capital equipment in North America and an increase in deliveries of pressure pumping equipment and composite pipe more than offset lower revenues from offshore products. Operating profit was $40 million or 5.4 percent of sales. Adjusted EBITDA was $94 million, or 12.7 percent of sales, an increase of 29 percent sequentially and a decrease of four percent from the prior year.

Backlog for capital equipment orders for Completion & Production Solutions at June 30, 2018 was $955 million. New orders booked during the quarter were $398 million, representing a book-to-bill of 95 percent when compared to the $418 million of orders shipped from backlog.

Rig Technologies

Rig Technologies generated revenues of $651 million in the second quarter of 2018, an increase of 35 percent from the first quarter of 2018 and an increase of 19 percent from the second quarter of 2017. The sequential increase in revenue was the result of better progress on the construction of offshore newbuild drilling rigs and improving aftermarket sales. Operating profit was $62 million, or 9.5 percent of sales. Adjusted EBITDA was $84 million, or 12.9 percent of sales, an increase of 87 percent sequentially and an increase of 83 percent from the prior year.

Backlog for capital equipment orders for Rig Technologies at June 30, 2018 was $3.5 billion. Net new orders booked during the quarter totaled $2.03 billion, which included $1.80 billion associated with the Company’s recently announced joint venture agreement with Saudi Aramco.

Outlook

Activity in North America increased sharply off historical lows during the last two quarters of 2016 and through 2017. The second quarter of 2018 saw the US working land rig count continue to improve. Declines in supply appear to have rebalanced the market and commodity prices and global activity levels have shown modest improvements, although challenging conditions persist for offshore work. Consequently, the Company anticipates that its offshore customers will continue to moderate capital expenditures, while land customers increase spending on NOV’s services and equipment to support higher levels of activity.

While North America land drilling has increased, working rig-counts remain well below prior cyclical highs. International land drilling, which had been slower to fall than North American activity, may have reached the bottom of its cycle during 2017, and is showing some signs of recovery. Offshore activity, which has longer project cycle times and, in certain instances, more challenged economics, may remain depressed during 2018.

Low activity levels result in an oversupply of service capacity and capital equipment, creating challenging prospects for many of NOV’s customers and reducing demand for the Company’s products. In this environment, contractors have been hesitant to invest in their existing equipment to conserve as much capital as possible. Equipment has been neglected and idle fleets have been stripped of parts to sustain assets that remain active. Additionally, certain equipment becomes less desirable and obsolete as equipment manufacturers develop new technologies and produce more efficient equipment that improves efficiencies and lowers the marginal cost of supply for oil and gas operating companies. The Company believes that the sharp spending reductions its customers have had in place for an extended period created pent up demand for NOV’s products that began to show in certain areas during the second half of 2017 as industry activity levels began to improve. The areas in which the Company is seeing improving demand continued to expand as the early stages of the industry’s recovery advanced through the first half of 2018.

NOV’s global customer base includes national oil companies, international oil companies, independent oil and gas companies, onshore and offshore service companies and others whose strategies and reactions to low commodity prices vary. Likewise, the Company expects the timing and slope of revenue stabilization and recovery will be different across its operating regions and its three business segments. NOV’s Wellbore Technologies segment and certain elements of its Completion & Production Solutions and Rig Technologies segments are realizing a faster recovery as drilling of new wells increases, while a strong recovery for certain of its more capital equipment oriented businesses are expected to come later in the cycle.

NOV will continue to adjust the size of its operations to fit anticipated levels of activity while investing in developing and acquiring new products, technologies and operations that advance the Company’s longer term strategic goals. NOV has a history of implementing cost-control measures and downsizing in response to depressed market conditions as well as cost effectively ramping operations to capitalize on rapidly increasing demand. The Company has closed, or is in the process of closing, 420 locations over the past three years. It has reduced its annual expenses relating to salaries, wages, outside services, contractors, travel and entertainment by approximately $3.0 billion. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow.

Though the Company benefited from a high concentration of orders for offshore drilling equipment and services in the preceding years, significant contraction in the offshore market during the recent downturn adversely effected the Company’s performance. Offshore market dynamics and equipment oversupply are expected to cause slower recovery there than in our land business, however, it is in NOV’s strategic interest to maintain a leading position in offshore drilling equipment. The Company has intentionally and successfully pivoted towards onshore and non-drilling related activities in recent years, highly responsive to the industry’s increased focus on onshore unconventional developments. Approximately 65% of consolidated revenues were derived from onshore businesses during the second quarter of 2018, compared to approximately 40% in 2014.

NOV expects unconventional resources to continue to gain a greater share of global production, and the Company will continue to enhance its offering into unconventional resource focused products and technologies, including advanced, automated drilling rigs; premium drillpipe and directional drilling technologies; hydraulic fracture stimulation equipment; and multistage completion tools. NOV expects big data and predictive analytics to improve uptime and operating efficiency, and the Company remains at the forefront of applying this promising technology to oilfield drilling and completion equipment. NOV expects the oil and gas industry to adopt more efficient supply chain practices that the Company is pioneering to construct floating production facilities to produce the immense resources discovered offshore. The Company has used the recent downturn to vigorously advance these strategic initiatives, and is encouraged by its progress.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2018 and 2017, and the first quarter of 2018 include the following:

	2Q18*	2Q17*	1Q18*	% 2Q18 2Q17	% 2Q18 1Q18
Active Drilling Rigs:
U.S.	1,037	892	965	16.3%	7.5%
Canada	105	115	273	(8.7%)	(61.5%)
International	968	957	970	1.1%	(0.2%)

Worldwide	2,110	1,964	2,208	7.4%	(4.4%)
West Texas Intermediate Crude Prices (per barrel)	$68.03	$48.24	$62.88	41.0%	8.2%
Natural Gas Prices ($ /mmbtu)	$2.82	$3.05	$3.04	(7.5%)	(7.2%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2018, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 4.4% (from 2,208 to 2,110), and the U.S. increased 7.5% (from 965 to 1,037), in the second quarter of 2018 compared to the first quarter of 2018. The average per barrel price of West Texas Intermediate Crude Oil increased 8.2% (from $62.88 per barrel to $68.03 per barrel) and natural gas prices decreased 7.2% (from $3.04 per mmbtu to $2.82 per mmbtu) in the second quarter of 2018 compared to the first quarter of 2018.

U.S. rig activity at July 20, 2018 was 1,046 rigs, increasing 1% compared to the second quarter of 2018 average of 1,037 rigs. The price for West Texas Intermediate Crude Oil was at $68.58 per barrel at July 20, 2018, increasing 1% from the second quarter of 2018 average. The price for natural gas was at $2.74 per mmbtu at July 20, 2018, decreasing 3% from the second quarter of 2018 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Wellbore Technologies	$793	$614	$1,504	$1,169
Completion & Production Solutions	738	652	1,408	1,300
Rig Technologies	651	546	1,134	1,128
Eliminations	(76)	(53)	(145)	(97)

Total revenue	$2,106	$1,759	$3,901	$3,500

Operating profit (loss):
Wellbore Technologies	$38	$(24)	$50	$(81)
Completion & Production Solutions	40	27	56	35
Rig Technologies	62	6	80	19
Eliminations and corporate costs	(88)	(71)	(135)	(132)

Total operating profit (loss)	$52	$(62)	$51	$(159)

Operating profit (loss)%:
Wellbore Technologies	4.8%	(3.9%)	3.3%	(6.9%)
Completion & Production Solutions	5.4%	4.1%	4.0%	2.7%
Rig Technologies	9.5%	1.1%	7.1%	1.7%
Total operating profit (loss)%	2.5%	(3.5%)	1.3%	(4.5%)

Wellbore Technologies

Three and six months ended June 30, 2018 and 2017. Revenue from Wellbore Technologies was $793 million for the three months ended June 30, 2018, compared to $614 million for the three months ended June 30, 2017, an increase of $179 million or 29%. For the six months ended June 30, 2018, revenue from Wellbore Technologies was $1,504 million compared to $1,169 million for the six months ending June 30, 2017, an increase of $335 million or 29%.

Operating profit (loss) from Wellbore Technologies was $38 million for the three months ended June 30, 2018 compared to $(24) million for the three months ended June 30, 2017, an increase of $62 million. For the six months ended June 30, 2018, operating profit (loss) from Wellbore Technologies was $50 million compared to $(81) million for the six months ending June 30, 2017, an increase of $131 million. Operating profit (loss) percentage increased to 3.3% for the six months ended June 30, 2018, from (6.9)% in the six months ended June 30, 2017. This increase was primarily due to the ongoing U.S. recovery.

Completion & Production Solutions

Three and six months ended June 30, 2018 and 2017. Revenue from Completion & Production Solutions was $738 million for the three months ended June 30, 2018, compared to $652 million for the three months ended June 30, 2017, an increase of $86 million or 13%. For the six months ended June 30, 2018, revenue from revenue from Completion & Production Solutions was $1,408 million compared to $1,300 million for the six months ending June 30, 2017, an increase of $108 million or eight percent.

Operating profit from Completion & Production Solutions was $40 million for the three months ended June 30, 2018 compared to $27 million for the three months ended June 30, 2017, an increase of $13 million or 48%. For the six months ended June 30, 2018, operating profit from Completion and Production Solutions was $56 million compared to $35 million for the six months ending June 30, 2017, an increase of $21 million or 60%. Operating profit percentage increased to 4.0% for the six months ended June 30, 2018, from 2.7% in the six months ended June 30, 2017. Improved demand for capital equipment in North America and an increase in deliveries of pressure pumping equipment and composite pipe more than offset lower demand for offshore products.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $955 million at June 30, 2018, an increase of $74 million, or eight percent from backlog of $881 million at June 30, 2017. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $733 million of revenue out of backlog for the remainder of 2018 and approximately $222 million of revenue out of backlog in 2019 and thereafter. At June 30, 2018, approximately 56% of the capital equipment backlog was for offshore products and approximately 64% of the capital equipment backlog was destined for international markets.

Rig Technologies

Three months and six ended June 30, 2018 and 2017. Revenue from Rig Technologies was $651 million for the three months ended June 30, 2018, compared to $546 million for the three months ended June 30, 2017, an increase of $105 million or 19%. For the six months ended June 30, 2018, revenue from Rig Technologies was $1,134 million compared to $1,128 million for the six months ending June 30, 2017, an increase of $6 million or one percent.

Operating profit from Rig Technologies was $62 million for the three months ended June 30, 2018 compared to $6 million for the three months ended June 30, 2017, an increase of $56 million. For the six months ended June 30, 2018, operating profit from Rig Technologies was $80 million compared to $19 million for the six months ending June 30, 2017, an increase of $61 million. Operating profit percentage increased to 7.1% for the six months ended June 30, 2018, from 1.7% in the six months ended June 30, 2017. This increase was the result of better progress on the construction of offshore newbuild drilling rigs and improving aftermarket sales.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.51 billion at June 30, 2018, an increase of $1.29 billion, or 58%, from backlog of $2.22 billion at June 30, 2017. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $587 million of revenue out of backlog for the remainder of 2018 and approximately $2.93 billion of revenue out of backlog in 2019 and thereafter. At June 30, 2018, approximately 65% of the capital equipment backlog was for land products and approximately 90% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $88 million and $71 million for the three months ended June 30, 2018 and 2017, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $(3) million and $(50) million for the three and six months ended June 30, 2018, respectively, compared to expenses of $(5) million and $(20) million for the three and six months ended June 30, 2017, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rates for the three and six months ended June 30, 2018 were 16.7% and (24.3)%, respectively, compared to 18.7% and 13.4% for the same periods in 2017. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in each period, which, when applied to losses for the six months ended June 30, 2018 and the three and six months ended June 30, 2017, resulted in lower effective tax rates than the U.S. statutory rate. The negative tax rate for the six months ended June 30, 2018 is the result of net tax expense recorded against a pre-tax loss for the period. For the three months ended June 30, 2018, a reduction in tax reserves and utilization of tax credits were partially offset by valuation allowances established by the company, which, when applied to income resulted in a lower effective tax rate than the US statutory rate. The change in effective tax rate from 2017 to 2018 was also impacted by the decrease in the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended June 30,
	June 30,		March 31, 2018
	2018	2017		2018	2017
Operating profit (loss):
Wellbore Technologies	$38	$(24)	$12	$50	$(81)
Completion & Production Solutions	40	27	16	56	35
Rig Technologies	62	6	18	80	19
Eliminations and corporate costs	(88)	(71)	(47)	(135)	(132)

Total operating profit (loss)	$52	$(62)	$(1)	$51	$(159)

Other items:
Wellbore Technologies	$—	$(4)	$(3)	$(3)	$(4)
Completion & Production Solutions	—	17	3	3	32
Rig Technologies	—	17	6	6	29
Corporate	—	—	(18)	(18)	—

Total other items	$—	$30	$(12)	$(12)	$57

Depreciation & amortization:
Wellbore Technologies	$95	$94	$94	$189	$189
Completion & Production Solutions	54	54	54	108	108
Rig Technologies	22	23	21	43	45
Corporate	3	3	4	7	7

Total depreciation & amortization	$174	$174	$173	$347	$349

Adjusted EBITDA:
Wellbore Technologies	$133	$66	$103	$236	$104
Completion & Production Solutions	94	98	73	167	175
Rig Technologies	84	46	45	129	93
Eliminations and corporate costs	(85)	(68)	(61)	(146)	(125)

Total adjusted EBITDA	$226	$142	$160	$386	$247

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$24	$(75)	$(68)	$(44)	$(197)
Noncontrolling interests	1	1	2	3	3
Provision (benefit) for income taxes	5	(17)	3	8	(30)
Interest expense	23	26	24	47	51
Interest income	(5)	(4)	(7)	(12)	(8)
Equity (income) loss in unconsolidated affiliate	1	2	(2)	(1)	2
Other (income) expense, net	3	5	47	50	20
Depreciation and amortization	174	174	173	347	349
Other items	—	30	(12)	(12)	57

Total Adjusted EBITDA	$226	$142	$160	$386	$247

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

At June 30, 2018, the Company had cash and cash equivalents of $1,137 million and total debt of $2,715 million. At December 31, 2017, cash and cash equivalents were $1,437 million and total debt was $2,712 million. As of June 30, 2018, approximately $859 million of the $1,137 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation under the Act defined in Note 8 to the Consolidated Financial Statements. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company’s outstanding debt at June 30, 2018 was $2,715 million and consisted of $1,393 million in 2.60% Senior Notes, $1,088 million in 3.95% Senior Notes, and other debt of $234 million. The Company was in compliance with all covenants at June 30, 2018.

At June 30, 2018, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $511 million of outstanding letters of credit at June 30, 2018, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$110	$279
Net cash used in investing activities	(360)	(148)
Net cash used in financing activities	(20)	(31)

Operating Activities

For the first six months of 2018, cash provided by operating activities was $110 million compared to $279 million in the same period of 2017. Before changes in operating assets and liabilities, net of acquisitions, cash was provided primarily by net loss from operations of $41 million plus non-cash charges of $437 million.

The change in operating assets and liabilities in the first six months of 2018 compared to the same period in 2017 was primarily due to inventory and accrued liabilities. Net changes in operating assets and liabilities, net of acquisitions, used $286 million of cash for the first six months of 2018 compared to cash provided of $13 million in the same period in 2017.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first six months of 2018, we sold accounts receivable of $187 million at a cost of approximately $1 million. We received cash proceeds totaling $186 million. Our factoring transactions in the first six months of 2018 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the first six months of 2018, net cash used in investing activities was $360 million compared to $148 million for the same period of 2017. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity. The Company used $280 million during the first six months of 2018 for acquisitions compared to $82 million for the same period of 2017 and $102 million for capital expenditures in the first six months of 2018 compared to $85 million for the same period of 2017.

Financing Activities

For the first six months of 2018, net cash used in financing activities was $20 million compared to $31 million for the same period of 2017. This decrease was primarily the result of activity under stock incentive plans providing $22 million of cash in 2018 compared to $10 million in 2017. Dividends paid were $38 million for each of the first six months of 2018 and 2017, respectively.

Other

The effect of the change in exchange rates on cash flows was a decrease of $30 million and an increase of $22 million for the first six months of 2018 and 2017, respectively.

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

ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company adopted this update on January 1, 2018, using the modified retrospective approach, in which an immaterial cumulative effect adjustment was made to retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018. See Note 6 for additional details of the adoption of this standard.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $19 million in the first six months of 2018, compared to approximately $2 million in foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

	As of June 30, 2018				December 31, 2017
Functional Currency	2018	2019	2020	Total
CAD Buy USD/Sell CAD:
Notional amount to buy (in Canadian dollars)	30	40	—	70	75
Average USD to CAD contract rate	1.3245	1.3197	—	1.3218	1.3265
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	(3)
Sell USD/Buy CAD:
Notional amount to sell (in Canadian dollars)	46	39	141	226	216
Average USD to CAD contract rate	1.3249	1.3054	1.3147	1.3152	1.3075
Fair Value at June 30, 2018 in U.S. dollars	1	—	1	2	7
EUR Buy GBP/Sell EUR:
Notional amount to buy (in Euros)	—	—	—	—	—
Average GBP to EUR contract rate	1.1353	1.1273	—	1.1280	1.1459
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell EUR:
Notional amount to buy (in Euros)	—	—	—	—	—
Average NOK to EUR contract rate	—	—	—	—	0.1069
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy USD/Sell EUR:
Notional amount to buy (in Euros)	3	—	—	3	10
Average USD to EUR contract rate	0.8021	0.8382	—	0.8039	0.8565
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy ZAR/Sell EUR:
Notional amount to buy (in Euros)	2	—	—	2	10
Average ZAR to EUR contract rate	0.0619	—	—	0.0619	0.8565
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell USD/Buy NOK:
Notional amount to sell (in Euros)	—	1	—	1	105
Average NOK to EUR contract rate	—	0.1029	—	0.1029	0.8429
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	2
Sell USD/Buy EUR:
Notional amount to sell (in Euros)	126	4	—	130	105
Average USD to EUR contract rate	0.8481	0.8241	—	0.8472	0.8429
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	2
Sell ZAR/Buy EUR:
Notional amount to sell (in Euros)	9	—	—	9	9
Average ZAR to EUR contract rate	0.0619	—	—	0.0619	0.0619
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
AUD Buy USD/Sell AUD:
Notional amount to buy (in Australian dollars)	1	—	—	1	2
Average USD to AUD contract rate	1.3369	1.34	—	1.3369	1.3152
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell USD/Buy AUD:
Notional amount to sell (in Australian dollars)	2	1	—	3	5
Average USD to AUD contract rate	1.2790	1.3346	—	1.3055	1.3324
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—

	As of June 30, 2018				December 31, 2017
Functional Currency	2018	2019	2020	Total
GBP Buy USD/Sell GBP:
Notional amount to buy (in British Pounds Sterling)	—	—	—	—	—
Average USD to GBP contract rate	—	—	—	—	0.7855
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell USD/Buy GBP:
Notional amount to sell (in British Pounds Sterling)	162	4	—	166	156
Average USD to GBP contract rate	0.7528	0.7264	—	0.7521	0.7438
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	1
USD Buy CAD/Sell USD:
Notional amount to buy (in U.S. dollars)	1	—	—	1	—
Average CAD to USD contract rate	0.7798	—	—	0.7798	—
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy DKK/Sell USD:
Notional amount to buy (in U.S. dollars)	3	—	—	3	5
Average DKK to USD contract rate	0.1642	—	—	0.1642	0.1483
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy EUR/Sell USD:
Notional amount to buy (in U.S. dollars)	65	6	—	71	58
Average EUR to USD contract rate	1.2165	1.2160	—	1.2165	1.1604
Fair Value at June 30, 2018 in U.S. dollars	(2)	—	—	(2)	2
Buy GBP/Sell USD:
Notional amount to buy (in U.S. dollars)	5	—	—	5	4
Average GBP to USD contract rate	1.3990	1.4430	—	1.4011	1.2934
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy NOK/Sell USD:
Notional amount to buy (in U.S. dollars)	320	237	102	659	615
Average NOK to USD contract rate	0.1211	0.1218	0.1317	0.1214	0.1207
Fair Value at June 30, 2018 in U.S. dollars	4	4	(1)	7	11
Sell DKK/Buy USD:
Notional amount to sell (in U.S. dollars)	2	—	—	2	2
Average DKK to USD contract rate	0.1680	—	—	0.1680	0.1606
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy USD:
Notional amount to sell (in U.S. dollars)	90	—	—	90	86
Average EUR to USD contract rate	1.1659	—	—	1.1659	1.1755
Fair Value at June 30, 2018 in U.S. dollars	(1)	—	—	(1)	(2)
Sell GBP/Buy USD:
Notional amount to sell (in U.S. dollars)	—	—	—	—	1
Average GBP to USD contract rate	1.3600	—	—	1.3600	1.3340
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell NOK/Buy USD:
Notional amount to sell (in U.S. dollars)	75	7	3	85	81
Average NOK to USD contract rate	0.1263	0.1295	0.1313	0.1267	0.1260
Fair Value at June 30, 2018 in U.S. dollars	1	—	—	1	2
Sell RUB/Buy USD:
Notional amount to sell (in U.S. dollars)	20	—	—	20	45
Average RUB to USD contract rate	0.0156	—	—	0.0156	0.0167
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	(1)
DKK Buy USD/Sell DKK:
Notional amount to buy (in Danish Krone)	20	—	—	20	—
Average USD to DKK contract rate	6.2810	—	—	6.2810	—
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell USD/Buy DKK:
Notional amount to sell (in Danish Krone)	6	—	—	6	219
Average USD to DKK contract rate	6.2950	—	—	6.2950	6.3500
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	1

	As of June 30, 2018				December 31, 2017
Functional Currency	2018	2019	2020	Total
BRL Buy EUR/Sell BRL:
Notional amount to buy (in Brazilian reals)	60	—	—	60	138
Average EUR to BRL contract rate	4.3829	—	—	4.3829	3.8793
Fair Value at June 30, 2018 in U.S. dollars	1	—	—	1	2
Buy GBP/Sell BRL:
Notional amount to buy (in Brazilian reals)	46	—	—	46	38
Average GBP to BRL contract rate	4.6681	—	—	4.6681	4.3752
Fair Value at June 30, 2018 in U.S. dollars	1	—	—	1	1
Buy USD/Sell BRL:
Notional amount to buy (in Brazilian reals)	39	—	—	39	43
Average USD to BRL contract rate	3.3945	—	—	3.3945	3.2805
Fair Value at June 30, 2018 in U.S. dollars	2	—	—	2	—
Sell EUR/Buy BRL:
Notional amount to sell (in Brazilian reals)	120	4	—	124	125
Average EUR to BRL contract rate	4.0832	4.4249	—	4.0928	3.9985
Fair Value at June 30, 2018 in U.S. dollars	(4)	—	—	(4)	(1)
Sell GBP/Buy BRL:
Notional amount to sell (in Brazilian reals)	5	—	—	5	125
Average GBP to BRL contract rate	4.9441	—	—	4.9441	3.9985
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	(1)
Sell USD/Buy BRL:
Notional amount to sell (in Brazilian reals)	21	—	—	21	—
Average USD to BRL contract rate	3.3310	—	—	3.3310	—
Fair Value at June 30, 2018 in U.S. dollars	(1)	—	—	(1)	—
NOK Buy EUR/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	74	25	—	99	114
Average EUR to NOK contract rate	9.4965	9.7044	—	9.5489	9.8269
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy GBP/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	19	19	—	38	18
Average GBP to NOK contract rate	10.8968	10.9105	—	10.9036	11.0468
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy USD/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	6	6	—	12	8
Average USD to NOK contract rate	7.9910	7.8088	—	7.9031	8.3188
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Buy JPY/Sell NOK:
Notional amount to buy (in Norwegian Kroner)	18	—	—	18	40
Average JPY to NOK contract rate	0.0728	—	—	0.0728	0.0740
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell EUR/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	112	54	—	166	152
Average EUR to NOK contract rate	9.5112	9.6458	—	9.5546	9.7832
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell GBP/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	—	—	—	—	152
Average GBP to NOK contract rate	10.7740	—	—	10.7740	9.7832
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell USD/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	14	—	—	14	44
Average USD to NOK contract rate	7.9910	—	—	7.9910	8.3339
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—
Sell JPY/Buy NOK:
Notional amount to sell (in Norwegian Kroner)	6	—	—	6	33
Average JPY to NOK contract rate	0.0728	—	—	0.0728	0.0743
Fair Value at June 30, 2018 in U.S. dollars	—	—	—	—	—

Total Fair Value at June 30, 2018 in U.S. dollars	2	4	—	6	22

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $103 million and translation exposures totaling $198 million as of June 30, 2018 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $7 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $20 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2018, long term borrowings consisted $1,393 million in 2.60% Senior Notes and $1,088 million in 3.95% Senior Notes. At June 30, 2018, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 41.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1	Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner. (Exhibit 10.1) (3)

10.2	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.10	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.11	Form of Restricted Stock Agreement (10)

10.12	Form of Performance Award Agreement (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101	The following materials from our Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (11)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 11, 2017.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017
(4)	Filed as Appendix I to our Proxy Statement filed on March 30, 2018.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2017.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(11)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Date: July 27, 2018	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)