Form 10-Q
period 2018-09-30
NATIONAL OILWELL VARCO INC
filed 2018-10-26
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 19, 2018 the registrant had 383,366,548 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,293	$1,437
Receivables, net	2,005	2,015
Inventories, net	3,177	3,003
Contract assets	483	495
Prepaid and other current assets	263	267
Total current assets	7,221	7,217
Property, plant and equipment, net	2,813	3,002
Deferred income taxes	13	13
Goodwill	6,339	6,227
Intangibles, net	3,072	3,301
Investment in unconsolidated affiliates	304	309
Other assets	131	137
Total assets	$19,893	$20,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$675	$510
Accrued liabilities	1,023	1,238
Contract liabilities	570	519
Current portion of long-term debt and short-term borrowings	8	6
Accrued income taxes	—	81
Total current liabilities	2,276	2,354
Long-term debt	2,706	2,706
Deferred income taxes	672	677
Other liabilities	263	309
Total liabilities	5,917	6,046
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 383,345,734 and 380,104,970 shares issued and outstanding at September 30, 2018 and December 31, 2017	4	4
Additional paid-in capital	8,361	8,234
Accumulated other comprehensive loss	(1,328)	(1,110)
Retained earnings	6,869	6,966
Total Company stockholders' equity	13,906	14,094
Noncontrolling interests	70	66
Total stockholders’ equity	13,976	14,160
Total liabilities and stockholders’ equity	$19,893	$20,206

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$2,154	$1,835	$6,055	$5,335
Cost of revenue	1,761	1,550	5,020	4,610
Gross profit	393	285	1,035	725
Selling, general and administrative	320	292	911	891
Operating profit (loss)	73	(7)	124	(166)
Interest and financial costs	(24)	(26)	(71)	(77)
Interest income	6	11	18	19
Equity loss in unconsolidated affiliates	(2)	(2)	(1)	(4)
Other income (expense), net	(20)	(16)	(70)	(36)
Income (loss) before income taxes	33	(40)	—	(264)
Provision (benefit) for income taxes	29	(13)	37	(43)
Net income (loss)	4	(27)	(37)	(221)
Net income (loss) attributable to noncontrolling interests	3	(1)	6	2
Net income (loss) attributable to Company	$1	$(26)	$(43)	$(223)

Net income (loss) attributable to Company per share:
Basic	$0.00	$(0.07)	$(0.11)	$(0.59)
Diluted	$0.00	$(0.07)	$(0.11)	$(0.59)

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Weighted average shares outstanding:
Basic	379	377	378	377
Diluted	383	377	378	377

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$4	$(27)	$(37)	$(221)
Currency translation adjustments	(32)	124	(219)	290
Changes in derivative financial instruments, net of tax	2	25	1	53
Comprehensive income (loss)	(26)	122	(255)	122
Comprehensive income (loss) attributable to noncontrolling interest	3	(1)	6	2
Comprehensive income (loss) attributable to Company	$(29)	$123	$(261)	$120

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(37)	$(221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	519	523
Deferred income taxes	15	16
Equity loss in unconsolidated affiliates	1	4
Other, net	129	141
Change in operating assets and liabilities, net of acquisitions:
Receivables	37	13
Inventories	(193)	103
Contract assets	12	147
Prepaid and other current assets	3	95
Accounts payable	152	36
Accrued liabilities	(239)	(50)
Contract liabilities	50	(152)
Income taxes payable	(81)	(72)
Other assets/liabilities, net	(68)	(72)
Net cash provided by operating activities	300	511

Cash flows from investing activities:
Purchases of property, plant and equipment	(173)	(127)
Business acquisitions, net of cash acquired	(280)	(85)
Other	61	28
Net cash used in investing activities	(392)	(184)

Cash flows from financing activities:
Payments against lines of credit and other debt	(6)	(4)
Cash dividends paid	(57)	(57)
Activity under stock incentive plans	51	11
Other	—	(2)
Net cash used in financing activities	(12)	(52)
Effect of exchange rates on cash	(40)	39
Increase (decrease) in cash and cash equivalents	(144)	314
Cash and cash equivalents, beginning of period	1,437	1,408
Cash and cash equivalents, end of period	$1,293	$1,722

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$48	$51
Income taxes	$61	$130

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the current presentation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2018	2017
Raw materials and supplies	$627	$656
Work in process	600	513
Finished goods and purchased products	1,950	1,834
Total	$3,177	$3,003

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2018	2017
Compensation	$281	$345
Vendor costs	128	150
Warranty	114	135
Taxes (non-income)	103	152
Insurance	61	74
Commissions	38	58
Interest	27	7
Fair value of derivatives	13	8
Other	258	309
Total	$1,023	$1,238

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

The changes in the warranty provision are as follows (in millions):

Balance at December 31, 2017	$135
Net provisions for warranties issued during the year	27
Amounts incurred	(48)
Balance at September 30, 2018	$114

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2017	$(1,104)	$7	$(13)	$(1,110)

Accumulated other comprehensive income (loss) before reclassifications	(225)	3	—	(222)

Amounts reclassified from accumulated other comprehensive income (loss)	6	(2)	—	4
Balance at September 30, 2018	$(1,323)	$8	$(13)	$(1,328)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2018				2017
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$(2)	$—	$(2)
Cost of revenue	—	2	—	2	—	4	—	4
Other income (expense), net	6	—	—	6	—	—	—	—
Tax effect	—	(1)	—	(1)	—	(1)	—	(1)
	$6	$2	$—	$8	$—	$1	$—	$1

	Nine Months Ended September 30,
	2018				2017
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$(6)	$—	$(6)
Cost of revenue	—	(3)	—	(3)	—	8	—	8
Other income (expense), net	6	—	—	6	—	—	—	—
Tax effect	—	1	—	1	—	1	—	1
	$6	$(2)	$—	$4	$—	$3	$—	$3

The Company’s reporting currency is the U.S. dollar. For a majority of the Company’s international entities in which there is a substantial investment, the local currency is their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or loss in accordance with ASC Topic 830 “Foreign Currency Matters” (“ASC Topic 830”). For the three and nine months ended September 30, 2018, a majority of these local currencies weakened against the U.S. dollar resulting in net other comprehensive losses of $32 million and $219 million, respectively, upon the translation from local currencies to the U.S. dollar. For the three and nine months ended September 30, 2017, a majority of these local currencies strengthened against the U.S. dollar resulting in net other comprehensive income of $124 million and $290 million, respectively, upon the translation from local currencies to the U.S. Due to the sale of a non-core industrial business, $6 million of currency translation losses were reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Income for the three and nine months ended September 30, 2018.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions they hedge are realized. The movement in other comprehensive income or loss from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income or loss related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income of $2 million (net of tax of $0) and $1 million (net of tax of $0) for the three and nine months ended September 30, 2018, respectively. The accumulated effect was other comprehensive income of $25 million (net of tax of $8 million) and $53 million (net of tax of $15 million) for the three and nine months ended September 30, 2017, respectively.

5.	Business Segments

Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Wellbore Technologies	$847	$693	$2,351	$1,862
Completion & Production Solutions	735	682	2,143	1,982
Rig Technologies	637	510	1,771	1,638
Eliminations	(65)	(50)	(210)	(147)
Total revenue	$2,154	$1,835	$6,055	$5,335

Operating profit (loss):
Wellbore Technologies	$40	—	$90	$(81)
Completion & Production Solutions	46	44	102	79
Rig Technologies	58	18	138	37
Eliminations and corporate costs	(71)	(69)	(206)	(201)
Total operating profit (loss)	$73	$(7)	$124	$(166)

Operating profit (loss)%:
Wellbore Technologies	4.7%	0.0%	3.8%	(4.4%)
Completion & Production Solutions	6.3%	6.5%	4.8%	4.0%
Rig Technologies	9.1%	3.5%	7.8%	2.3%
Total operating profit (loss)%	3.4%	(0.4%)	2.0%	(3.1%)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Included in operating profit (loss) are other items primarily related to costs associated with severance, facility closures, and credits for the reversals of certain accruals.

6.	Revenue Recognition

The Company’s products and services are sold based upon purchase orders or other contracts with customers that include fixed or determinable prices and do not generally include right of return or other significant post-delivery obligations. The majority of our revenue streams record revenue at a point in time when a performance obligation has been satisfied by transferring control of promised goods or services to the customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Payment terms and conditions vary by contract type. The Company’s contracts are structured to align milestone billings with progress and revenue recognition, so generally do not include a financing component. We have elected to apply the practical expedient that does not require an adjustment for a financing component if, at contract inception, the period between when we transfer the promised goods or service to the customer and when the customer pays for the goods or service is one year or less.

The Company elects to treat shipping and handling costs as costs to fulfill a performance obligation instead of as a separate performance obligation. We recognize the cost for shipping and handling when incurred, generally when control over the products has transferred to the customer, as an expense in cost of sales.

Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, may require significant judgment. We consider the degree of customization, integration and interdependency of the related products and services when assessing distinctness.

Judgment is also required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. To determine the SSP, the Company uses the price at which the products and services would be sold separately to the customer. We also review past sales transactions to confirm that invoice prices for each distinct performance obligation reasonably approximate SSP and that there are no significant deviations. A discount, when provided, is also allocated based on the relative SSP of the various products and services.

We may provide other credits or incentives, which are accounted for as variable consideration when determining the transaction price. These credits or incentives are estimated at contract inception and recognized only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. The estimates are updated each reporting period as additional information becomes available.

For revenue that is not recognized at a point in time, the Company follows accounting guidance for revenue recognized over time, as follows:

Revenue Recognition under Long-term Construction Contracts

The Company uses the over-time method to account for certain long-term construction contracts in the Completion & Production Solutions and Rig Technologies segments. These long-term construction contracts include the following characteristics:

•	the contracts include custom designs for customer-specific applications;
•	the structural design is unique and requires significant engineering efforts; and
•	the Company has an enforceable right to payment for performance completed to date, including a reasonable profit.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost (input) measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. These costs include labor, materials, subcontractors’ costs, and other direct costs. If estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Our long-term construction contracts generally include a significant service of integrating a complex set of tasks and components into a single project or capability, so are accounted for as one performance obligation.

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $56 million for the nine months ended September 30, 2018 primarily due to change orders.

Service and Repair Work

For service contracts, we generally use the output method to measure progress due to the manner in which the customer receives and derives value from the services provided. For repair contracts, we generally use the cost-to-cost measure of progress because it best depicts the transfer of assets to the customer.

Remaining Performance Obligations

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with an original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less.

As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,147 million. The Company expects to recognize approximately $408 million in revenue for the remaining performance obligations in 2018 and $1,739 million in 2019 and thereafter.

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

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada. (in millions):

	Three Months Ended September 30,
	2018					2017
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$469	$343	$189	$—	$1,001	$377	$282	$139	$—	$798
International	362	372	419	—	1,153	305	384	348	—	1,037
Eliminations	16	20	29	(65)	—	11	16	23	(50)	—
	$847	$735	$637	$(65)	$2,154	$693	$682	$510	$(50)	$1,835

Land	$707	$521	$206	$—	$1,434	$553	$468	$174	$—	$1,195
Offshore	124	194	402	—	720	129	198	313	—	640
Eliminations	16	20	29	(65)	—	11	16	23	(50)	—
	$847	$735	$637	$(65)	$2,154	$693	$682	$510	$(50)	$1,835

	Nine Months Ended September 30,
	2018					2017
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,333	$977	$467	$—	$2,777	$1,024	$780	$399	$—	$2,203
International	970	1,104	1,204	—	3,278	802	1,162	1,168	—	3,132
Eliminations	48	62	100	(210)	—	36	40	71	(147)	—
	$2,351	$2,143	$1,771	$(210)	$6,055	$1,862	$1,982	$1,638	$(147)	$5,335

Land	$1,950	$1,476	$586	$—	$4,012	$1,479	$1,281	$508	$—	$3,268
Offshore	353	605	1,085	—	2,043	347	661	1,059	—	2,067
Eliminations	48	62	100	(210)	—	36	40	71	(147)	—
	$2,351	$2,143	$1,771	$(210)	$6,055	$1,862	$1,982	$1,638	$(147)	$5,335

Contract Assets and Liabilities

Contract assets include unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. There were no impairment losses recorded on contract assets for the periods ending September 30, 2018 or 2017.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue. For the balance at December 31, 2017, we reclassified $240 million of advance payments and deferred revenue from accrued liabilities to contract liabilities to conform with the 2018 presentation.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

Contract Assets
Balance at December 31, 2017	$495
Additions and Milestone Billings	(606)
Revenue Recognized	637
Currency translation adjustments and other	(43)
Balance at September 30, 2018	$483

Contract Liabilities
Balance at December 31, 2017	$519
Additions	856
Revenue Recognized	(676)
Currency translation adjustments and other	(129)
Balance at September 30, 2018	$570

7.	Debt

Debt consists of (in millions):

	September 30,	December 31,
	2018	2017
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	$1,394	$1,392

$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,088	1,088

Other	232	232

Total debt	2,714	2,712
Less current portion	8	6
Long-term debt	$2,706	$2,706

The Company has a $3.0 billion, five-year unsecured revolving credit facility, which expires on June 27, 2022. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2018, the Company was in compliance with a debt-to-capitalization ratio of 16.3%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At September 30, 2018, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $471 million of outstanding letters of credit at September 30, 2018, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2018 and December 31, 2017, the fair value of the Company’s unsecured Senior Notes approximated $2,287 million and $2,346 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At September 30, 2018 and December 31, 2017, the carrying value of the Company’s unsecured Senior Notes approximated $2,482 million and $2,480 million, respectively.

8.	Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. We have not recorded any significant changes in 2018. We recognized an income tax benefit of $242 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. Our provisional estimate of the one-time transition tax resulted in no additional tax expense. Our provisional estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three and nine months ended September 30, 2018. The accounting for the tax effects of the Act will be finalized in the fourth quarter of 2018 as permitted by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

The provision (benefit) for income taxes for the three and nine months ended September 30, 2018 were $29 million and $37 million, respectively, compared to ($13 million) and ($43 million) for the same periods in 2017. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in each period which resulted in a corresponding tax charge. The change in tax provision (benefit) from 2017 to 2018 was also impacted by the decrease in the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.

The balance of unrecognized tax benefits at September 30, 2018 was $92 million. The settlement of a foreign jurisdiction audit resulted in a decrease in uncertain tax positions during the year.

For the three and nine months ended September 30, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three and nine months ended September 30, 2017, the Company estimated and recorded tax based on a full year effective tax rate.

9.	Stock-Based Compensation

The Company has a stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights (“SARs”). The number of shares authorized under the Plan is 69.4 million. The Plan is subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis. At September 30, 2018, 10,253,618 shares remain available for future grants under the Plan, all of which are available for grants of stock options, performance-based share awards, restricted stock awards, phantom shares, stock payments and SARs.

On February 28, 2018, the Company granted 1,610,599 stock options with a fair value of $10.01 per share and an exercise price of $35.09 per share; 2,391,933 shares of restricted stock and restricted stock units with a fair value of $35.09 per share; performance share awards to senior management employees with potential payouts varying from zero to 449,532 shares; and 14,228 SARs. The stock options vest over a three-year period from the grant date. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX (Oil Service Sector) index for the three-year performance period.

The Company’s other stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 17.8 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the 2015 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At September 30, 2018, 17,709,906 shares remain available for future grants under the 2018 Plan. On May 11, 2018, the Company granted 35,432 restricted stock awards under the 2018 Plan with a fair value of $40.65 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan and the 2018 Plan was $30 million and $88 million for the three and nine months ended September 30, 2018, respectively, and $33 million and $85 million for the three and nine months ended September 30, 2017, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements under the Plan and the 2018 Plan was $6 million and $12 million for the three and nine months ended September 30, 2018, respectively, and $9 million and $18 million for the three and nine months ended September 30, 2017, respectively.

10.	Derivative Financial Instruments

The Company uses derivative instruments to manage foreign currency exchange rate risk. Forward contracts against various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). In addition, the Company will enter into non-designated forward contracts against various foreign currencies to manage the foreign currency exchange rate risk on non-functional-currency monetary accounts (non-designated hedge).

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges discussed below, all derivative financial instruments that the Company holds are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between 2 and 24 months, but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog. The Company may also use interest rate contracts to mitigate exposure to changes in interest rates on anticipated long-term debt issuances.

At September 30, 2018, the Company has determined that the fair value of its derivative financial instruments representing assets of $18 million and liabilities of $16 million (primarily currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At September 30, 2018, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $2 million.

At September 30, 2018, the Company did not have any interest rate contracts and its financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. The Company does not use derivative financial instruments for trading or speculative purposes.

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

For the nine months ended September 30, 2018, the Company recognized a gain of $2 million as a result of the discontinuance of certain cash flow hedges when it became probable that the original forecasted transactions would not occur by the end of the originally specified time period. At September 30, 2018, there were $10 million in pre-tax losses recorded in accumulated other comprehensive income (loss). Significant changes in forecasted operating levels or delays in large capital construction projects, whereby certain hedged transactions associated with these projects are no longer probable of occurring by the end of the originally specified time period, could result in losses or gains due to the de-designation of existing hedge contracts.

The Company had the following outstanding foreign currency forward contracts to hedge non-functional currency cash flows from forecasted revenues and expenses (in millions):

Currency Denomination
	September 30,	December 31,
Foreign Currency	2018	2017
Norwegian Krone	NOK 3,875	NOK 4,013
Japanese Yen	JPY 326	JPY 982
U.S. Dollar	USD 111	USD 163
Euro	EUR 82	EUR 120
Danish Krone	DKK 19	DKK 30
British Pound Sterling	GBP 9	GBP 11
Canadian Dollar	CAD 1	CAD —

Non-designated Hedging Strategy

The Company enters into foreign currency forward contracts to hedge certain non-functional currency monetary accounts. The purpose of the Company’s foreign currency hedging activities is to protect the Company from risk that the eventual U.S. dollar equivalent cash flows from the non-functional currency monetary accounts will be adversely affected by changes in the exchange rates.

For derivative instruments that are non-designated, the gain or loss on the derivative instrument subject to the hedged risk (i.e., non-functional currency monetary accounts) is recognized in the Consolidated Statements of Income (Loss).

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of non-functional currency monetary accounts (in millions):

Currency Denomination
	September 30,	December 31,
Foreign Currency	2018	2017
Norwegian Krone	NOK 1,708	NOK 1,734
Russian Ruble	RUB 1,329	RUB 2,699
U.S. Dollar	USD 539	USD 463
Mexican Peso	MXN 285	MXN —
South African Rand	ZAR 176	ZAR 150
Euro	EUR 122	EUR 99
Danish Krone	DKK 15	DKK 15
British Pound Sterling	GBP 8	GBP 3
Canadian Dollar	CAD 1	CAD —

The Company has the following gross fair values of its derivative instruments and their balance sheet classifications:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$8	$13	Accrued liabilities	$5	$3
Foreign exchange contracts	Other Assets	3	8	Other liabilities	2	2

Total derivatives designated as hedging instruments under ASC Topic 815		$11	$21		$7	$5

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$4	$10	Accrued liabilities	$8	$5
Foreign exchange contracts	Other Assets	3	2	Other Liabilities	1	1

Total derivatives not designated as hedging instruments under ASC Topic 815		$7	$12		$9	$6

Total derivatives		$18	$33		$16	$11

The Effect of Derivative Instruments on the Consolidated Statements of Income ($ in millions)

						Location of Gain (Loss)	Amount of Gain (Loss)
			Location of Gain (Loss)	Amount of Gain (Loss)		Recognized in Income on	Recognized in Income on
Derivatives in	Amount of Gain (Loss)		Reclassified from	Reclassified from		Derivative (Ineffective	Derivative (Ineffective
ASC Topic 815	Recognized in		Accumulated	Accumulated OCI		Portion and Amount	Portion and Amount
Cash Flow Hedging	OCI on Derivative		OCI into Income	into Income		Excluded from	Excluded from
Relationships	(Effective Portion) (a)		(Effective Portion)	(Effective Portion)		Effectiveness Testing)	Effectiveness Testing) (b)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2018	2017		2018	2017		2018	2017
			Revenue	—	6	Cost of revenue	1	10
Foreign exchange contracts	4	67	Cost of revenue	2	(18)	Other income(expense), net	(5)	4
Total	4	67		2	(12)		(4)	14

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivative	Derivative
		Nine Months Ended
		September 30,
		2018	2017
Foreign exchange contracts	Other income (expense), net	(11)	65
Total		(11)	65

(a) The Company expects that $8 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by losses from the underlying transactions resulting in no impact to earnings or cash flow.

(b) The amount of gain (loss) recognized in income includes $1 million and $10 million related to the ineffective portion of the hedging relationships for the nine months ended September 30, 2018 and 2017, respectively, and $(5) million and $4 million related to the amount excluded from the assessment of the hedge effectiveness for the nine months ended September 30, 2018 and 2017, respectively.

11.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Company	$1	$(26)	$(43)	$(223)
Denominator:
Basic—weighted average common shares outstanding	379	377	378	377
Dilutive effect of employee stock options and other
unvested stock awards	4	—	—	—
Diluted outstanding shares	383	377	378	377

Net income (loss) attributable to Company per share:
Basic	$0.00	$(0.07)	$(0.11)	$(0.59)
Diluted	$0.00	$(0.07)	$(0.11)	$(0.59)

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to Company allocated to these participating securities was immaterial for the three and nine months ended September 30, 2018 and 2017 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 11 million shares and 17 million shares for each of the three and nine months ended September 30, 2018, and 17 million shares and 13 million shares for each of the three and nine months ended September 30, 2017, respectively.

12.	Cash Dividends

On August 16, 2018, the Company’s Board of Directors approved a cash dividend of $0.05 per share. The cash dividend was paid on September 28, 2018, to each stockholder of record on September 14, 2018. Cash dividends were $19 million and $57 million for the three and nine months ended September 30, 2018, respectively, and $19 million and $57 million for the three and nine months ended September 30, 2017. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

13.	Commitments and Contingencies

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. Our business is also subject to trade regulations that may restrict or prohibit trade with certain countries, companies and/or individuals, for example, trade sanctions applicable, to Russia, Syria and Iran. Although we have not incurred material costs in connection with our compliance with such laws, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies may not result in additional, presently unquantifiable, costs or liabilities to us. We are also subject to increasing local content and localization requirements in various jurisdictions, as well as increasing trade tariffs, retaliatory tariffs and other trade controversies, all of which could result in material negative impacts to our business.

The Company is involved, from time to time, in internal and regulatory investigations, regulatory agency audits and pending or threatened legal actions, arbitration and litigation involving a variety of matters. In many instances, the Company maintains insurance that covers claims arising from risks associated with the business activities of the Company, including claims for injuries to third parties and third parties’ property, e.g., premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes, and the Company’s experience has been that such insurance has been sufficient to cover such risks. See Item 1A. Risk Factors. If, however, such insurance was inapplicable or insufficient to cover such losses, there could be material negative impacts to our business.

The Company is also a party to claims, threatened and actual litigation, governmental regulatory proceedings and private arbitration arising from ordinary day to day business activities,  in which parties assert claims against the Company for a broad spectrum of potential liabilities, including: individual employment law claims, collective actions under federal employment laws, intellectual property claims, e.g., alleged patent infringement, and/or misappropriation of trade secrets, premises liability claims, personal injuries arising from allegedly defective products, alleged breach of warranty, improper payments under anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages. In currently pending litigation and arbitrations, adverse parties have asserted damages in material amounts for which they seek recovery from the Company.  Due to the inherent risks and uncertainty of litigation, an unexpected adverse result may occur from time to time. For many such contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply. In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company.

As of September 30, 2018, the Company recorded reserves in an amount believed to be sufficient for contingent liabilities representing all contingencies believed to be probable to cover such liabilities. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.

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

ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company adopted this update on January 1, 2018, using the modified retrospective approach, in which an immaterial cumulative effect adjustment was made to retained earnings.  The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. See Note 6 for additional details of the Company’s revenue recognition policies.

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

The Company’s internal team, assisted by a top-tier accounting and consulting firm, has implemented and is testing new software, processes, procedures and controls to correctly account for leases under the new requirements. We currently estimate implementing ASC Topic 842 in the first quarter of 2019 will gross-up the Company’s balance sheet with additional assets and liabilities in the range of approximately $500 to $750 million. Implementing the new standard will not affect the Company’s compliance with the debt-to-capitalization covenant of our $3 billion revolving credit facility (see Note 7) because that agreement grandfathers the prior treatment of operating leases for purposes of the calculation.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements in order for them to conform with the 2018 presentation. The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and services equipment and technologies needed for hydraulic fracture stimulation, including downhole multistage fracturing tools, pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; well construction, including premium connections and liner hangers; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies.

Completion & Production Solutions supports service companies and oil and gas companies. Demand for the segment’s products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors, and capital spending plans by oil and gas companies and oilfield service companies.

Rig Technologies

The Company’s Rig Technologies segment makes and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore as well as other marine-based markets, including offshore wind vessels. The segment designs, manufactures and sells land rigs, offshore drilling equipment packages, including installation and commissioning services, and drilling rig components that mechanize and automate the drilling process and rig functionality. Equipment and technologies the segment brings to customers include: substructures, derricks, and masts; cranes; jacking systems; pipe lifting, racking, rotating, and assembly systems; fluid transfer technologies, such as mud pumps; pressure control equipment, including blowout preventers; power transmission systems, including drives and generators; rig instrumentation and control systems; mooring, anchor, and deck handling machinery; and pipelay and construction systems. The segment also provides spare parts, repair, and rentals as well as comprehensive remote equipment monitoring, technical support, field service, and customer training through an extensive network of aftermarket service and repair facilities strategically located in major areas of drilling operations around the world.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2017, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition (See Note 6); allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2018, the Company generated net income of $1 million, compared to net income of $24 million in the second quarter of 2018 and a net loss of $26 million in the third quarter of 2017.

Operating profit for the third quarter of 2018 was $73 million, or 3.4 percent of sales, compared to operating profit of $52 million in the second quarter of 2018 and an operating loss of $7 million in the third quarter of 2017. Third quarter 2018 Adjusted EBITDA was $245 million, compared to $226 million in the second quarter of 2018 and $167 million in the third quarter of 2017.

Oil & Gas Equipment and Services Market

Technological advancements in oilfield equipment and services unlocked production from previously uneconomic formations which, combined with high commodity demand and prices, enabled and sustained an increase in global drilling activity that dramatically grew oil supplies from 2004 to 2014. Global supply started to catch up to demand, and, in the second half of 2014, demand growth in areas such as Asia, Europe and the U.S. weakened while drilling activity remained strong and production continued to grow. As a result, inventories of crude and refined products increased, and the price of oil declined significantly during early 2015, remained depressed throughout the year and fell further toward the end of 2015. In early 2016, the market witnessed oil trading in the high $20 per barrel range, prices not seen since 2003.

The Company aggressively sized its operations to the market and reduced annual expenses relating to salaries, wages, outside services, contractors, travel and entertainment by approximately $3.0 billion, while continuing to invest in developing and acquiring new products, technologies and operations that advance the Company’s longer term strategic goals. The Company believes that sharp spending reductions by customers has created pent up demand for its products and services and NOV is well positioned to cost-effectively ramp operations to capitalize on market improvements. The Company has successfully pivoted towards the industry’s increased focus on onshore unconventional developments, while strategically maintaining a leading position in offshore equipment.

The market downturn began to stabilize during the second half of 2016. Through 2017 and into the first nine months of 2018, drilling activity increased for North America land, stabilized in international land markets, and remained depressed offshore. Well completion work increased as the market recovered but then fell in September of 2018. The average price of West Texas Intermediate Cushing Crude for the third quarter of 2018 was $69.76 a barrel.

NOV’s global customer base includes national oil companies, international oil companies, independent oil and gas companies, onshore and offshore drilling contractors and service companies and others whose strategies and reactions to low or volatile commodity prices vary. Likewise, the Company expects the timing and slope of revenue stabilization and recovery will be different across its operating regions and its three business segments. NOV’s Wellbore Technologies segment and certain elements of its Completion & Production Solutions and Rig Technologies segments are realizing a faster recovery as drilling of new wells increases, while a strong recovery for certain of its more capital equipment-oriented businesses are expected to come later in the cycle.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $847 million in the third quarter of 2018, an increase of seven percent from the second quarter of 2018 and an increase of 22 percent from the third quarter of 2017. The segment realized meaningful growth for the second consecutive quarter as revenue outpaced rig-count growth in the U.S. and international operations capitalized on an increasing number of opportunities associated with the emerging recovery in the Eastern Hemisphere. Operating leverage was limited to four percent mostly due to higher steel and labor costs, which outpaced the segment’s price increases. Operating profit was $40 million, or 4.7 percent of sales. Adjusted EBITDA increased two percent sequentially and 44 percent from the prior year to $135 million, or 15.9 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $735 million in the third quarter of 2018, a decrease of $3 million from the second quarter of 2018 and an increase of eight percent from the third quarter of 2017. Growing global demand for land production equipment was offset by offshore capital equipment businesses that have not yet bottomed and a pullback in demand for well-simulation equipment in North America. Operating profit was $46 million or 6.3 percent of sales. Adjusted EBITDA increased five percent sequentially and two percent from the prior year to $99 million, or 13.5 percent of sales.

Backlog for capital equipment orders for Completion & Production Solutions at September 30, 2018 was $880 million. New orders booked during the quarter were $372 million, representing a book-to-bill of 85 percent when compared to the $439 million of orders shipped from backlog.

Rig Technologies

Rig Technologies generated revenues of $637 million in the third quarter of 2018, a decrease of two percent from the second quarter of 2018 and an increase of 25 percent from the third quarter of 2017. Improving aftermarket sales and better progress on offshore projects did not fully offset lower land rig sales from inventory. Operating profit was $58 million, or 9.1 percent of sales. Adjusted EBITDA decreased seven percent sequentially and increased 95 percent from the prior year to $78 million, or 12.2 percent of sales.

At September 30, 2018, backlog for capital equipment orders for Rig Technologies was $3.40 billion. New orders booked during the quarter totaled $151 million, representing a book-to-bill of 59 percent when compared to the $256 million of orders shipped from backlog.

Outlook

While North America land drilling has increased, working rig-counts remain well below prior cyclical highs. International land drilling, which had been slower to fall than North American activity, may have reached the bottom of its cycle during 2017, and is showing some signs of recovery. Offshore activity, which has longer project cycle times, showed leading indicators of renewed investment during Q3, and may improve into 2019. Near-term, the Company anticipates that land drilling customers will continue to increase spending on NOV’s equipment and services and North American pressure pumping customers will proceed slower in the face of lower well stimulation day rates. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow.

NOV expects unconventional resources will continue to gain a greater share of global production, and the Company will continue to enhance its unconventional resource focused products and technologies, including advanced, automated drilling rigs; premium drillpipe and directional drilling technologies; hydraulic fracture stimulation equipment; and multistage completion tools. NOV expects big data and predictive analytics to improve uptime and operating efficiency, and the Company remains at the forefront of applying this promising technology to oilfield drilling and completion equipment. NOV expects the oil and gas industry to adopt more efficient supply chain practices that the Company is pioneering to construct floating production facilities to produce the immense resources discovered offshore. The Company has used the recent downturn to vigorously advance these strategic initiatives and is encouraged by its progress.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2018 and 2017, and the second quarter of 2018 include the following:

				%	%
				3Q18	3Q18
	3Q18*	3Q17*	2Q18*	3Q17	2Q18
Active Drilling Rigs:
U.S.	1,051	947	1,037	11.0%	1.4%
Canada	208	208	105	0.0%	98.1%
International	1,003	947	968	5.9%	3.6%
Worldwide	2,262	2,102	2,110	7.6%	7.2%

West Texas Intermediate Crude Prices (per barrel)	$69.76	$48.15	$68.03	44.9%	2.5%

Natural Gas Prices ($/mmbtu)	$2.90	$2.93	$2.82	(1.0%)	2.8%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2018, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased seven percent (from 2,110 to 2,262), and the U.S. increased one percent (from 1,037 to 1,051), in the third quarter of 2018 compared to the second quarter of 2018. The average per barrel price of West Texas Intermediate Crude Oil increased three percent (from $68.03 per barrel to $69.76 per barrel) and natural gas prices increased three percent (from $2.82 per mmbtu to $2.90 per mmbtu) in the third quarter of 2018 compared to the second quarter of 2018.

U.S. rig activity at October 19, 2018 was 1,067 rigs, increasing 2 percent compared to the third quarter of 2018 average of 1,051 rigs. The price for West Texas Intermediate Crude Oil was at $69.12 per barrel at October 19, 2018, decreasing one percent from the third quarter of 2018 average. The price for natural gas was at $3.25 per mmbtu at October 19, 2018, increasing 12 percent from the third quarter of 2018 average.

Results of Operations

Operating results by segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Wellbore Technologies	$847	$693	$2,351	$1,862
Completion & Production Solutions	735	682	2,143	1,982
Rig Technologies	637	510	1,771	1,638
Eliminations	(65)	(50)	(210)	(147)
Total revenue	$2,154	$1,835	$6,055	$5,335

Operating profit (loss):
Wellbore Technologies	$40	—	$90	$(81)
Completion & Production Solutions	46	44	102	79
Rig Technologies	58	18	138	37
Eliminations and corporate costs	(71)	(69)	(206)	(201)
Total operating profit (loss)	$73	$(7)	$124	$(166)

Operating profit (loss)%:
Wellbore Technologies	4.7%	0.0%	3.8%	(4.4%)
Completion & Production Solutions	6.3%	6.5%	4.8%	4.0%
Rig Technologies	9.1%	3.5%	7.8%	2.3%
Total operating profit (loss)%	3.4%	(0.4%)	2.0%	(3.1%)

Wellbore Technologies

Three and nine months ended September 30, 2018 and 2017. Revenue from Wellbore Technologies was $847 million for the three months ended September 30, 2018, compared to $693 million for the three months ended September 30, 2017, an increase of $154 million or 22 percent. For the nine months ended September 30, 2018, revenue from Wellbore Technologies was $2,351 million compared to $1,862 million for the nine months ending September 30, 2017, an increase of $489 million or 26 percent.

Operating profit from Wellbore Technologies was $40 million for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017, an increase of $40 million. For the nine months ended September 30, 2018, operating profit from Wellbore Technologies was $90 million compared to an operating loss of $81 million for the nine months ending September 30, 2017, an increase of $171 million. Operating profit (loss) percentage increased to 3.8 percent for the nine months ended September 30, 2018, from (4.4) percent in the nine months ended September 30, 2017. This increase was primarily due to the ongoing U.S. recovery.

Completion & Production Solutions

Three and nine months ended September 30, 2018 and 2017. Revenue from Completion & Production Solutions was $735 million for the three months ended September 30, 2018, compared to $682 million for the three months ended September 30, 2017, an increase of

$53 million or eight percent. For the nine months ended September 30, 2018, revenue from Completion & Production Solutions was $2,143 million compared to $1,982 million for the nine months ending September 30, 2017, an increase of $161 million or eight percent.

Operating profit from Completion & Production Solutions was $46 million for the three months ended September 30, 2018 compared to $44 million for the three months ended September 30, 2017, an increase of $2 million or five percent. For the nine months ended September 30, 2018, operating profit from Completion and Production Solutions was $102 million compared to $79 million for the nine months ending September 30, 2017, an increase of $23 million. Operating profit percentage increased to 4.8 percent for the nine months ended September 30, 2018, from 4.0 percent in the nine months ended September 30, 2017. Improved demand for capital equipment in North America and an increase in deliveries of composite pipe more than offset lower demand for offshore products.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $880 million at September 30, 2018, a decrease of $94 million, or ten percent from backlog of $974 million at September 30, 2017. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $437 million of revenue out of backlog for the remainder of 2018 and approximately $443 million of revenue out of backlog in 2019 and thereafter. At September 30, 2018, approximately 59 percent of the capital equipment backlog was for offshore products and approximately 68 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and nine months ended September 30, 2018 and 2017. Revenue from Rig Technologies was $637 million for the three months ended September 30, 2018, compared to $510 million for the three months ended September 30, 2017, an increase of $127 million or 25 percent. For the nine months ended September 30, 2018, revenue from Rig Technologies was $1,771 million compared to $1,638 million for the nine months ending September 30, 2017, an increase of $133 million or eight percent.

Operating profit from Rig Technologies was $58 million for the three months ended September 30, 2018 compared to $18 million for the three months ended September 30, 2017, an increase of $40 million. For the nine months ended September 30, 2018, operating profit from Rig Technologies was $138 million compared to $37 million for the nine months ending September 30, 2017, an increase of $101 million. Operating profit percentage increased to 7.8 percent for the nine months ended September 30, 2018, from 2.3 percent in the nine months ended September 30, 2017. This increase was the result of improving aftermarket sales, partially offset by lower rig equipment sales and slowed progress on the construction of offshore newbuild drilling rigs.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.40 billion at September 30, 2018, an increase of $1.39 billion, or 69 percent, from backlog of $2.01 billion at September 30, 2017. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $282 million of revenue out of backlog for the remainder of 2018 and approximately $3.1 billion of revenue out of backlog in 2019 and thereafter. At September 30, 2018, approximately 33 percent of the capital equipment backlog was for offshore products and approximately 89 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $71 million and $206 million for the three and nine months ended September 30, 2018, respectively, compared to $69 million and $201 million for the three and nine months ended September 30, 2017, respectively. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $20 million and $70 million for the three and nine months ended September 30, 2018, respectively, compared to expenses of $16 million and $36 million for the three and nine months ended September 30, 2017, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2018 were $29 million and $37 million, respectively, compared to ($13 million) and ($43 million) for the same periods in 2017. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in each period which resulted in a corresponding tax charge. The change in tax provision (benefit) from 2017 to 2018 was also impacted by the decrease in the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Other items in 2018 consisted primarily of the reversal of certain accruals, partially offset by restructure charges and severance payments.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30	September 30,
	2018	2017	2018	2018	2017
Operating profit (loss):
Wellbore Technologies	$40	$—	$38	$90	$(81)
Completion & Production Solutions	46	44	40	102	79
Rig Technologies	58	18	62	138	37
Eliminations and corporate costs	(71)	(69)	(88)	(206)	(201)
Total operating profit (loss)	$73	$(7)	$52	$124	$(166)

Other items:
Wellbore Technologies	$—	$—	$—	$(3)	$(4)
Completion & Production Solutions	—	—	—	3	32
Rig Technologies	—	—	—	6	29
Corporate	—	—	—	(18)	—
Total other items	$—	$—	$—	$(12)	$57

Depreciation & amortization:
Wellbore Technologies	$95	$94	$95	$284	$283
Completion & Production Solutions	53	53	54	161	161
Rig Technologies	20	22	22	63	67
Corporate	4	5	3	11	12
Total depreciation & amortization	$172	$174	$174	$519	$523

Adjusted EBITDA:
Wellbore Technologies	$135	$94	$133	$371	$198
Completion & Production Solutions	99	97	94	266	272
Rig Technologies	78	40	84	207	133
Eliminations and corporate costs	(67)	(64)	(85)	(213)	(189)
Total adjusted EBITDA	$245	$167	$226	$631	$414

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$1	$(26)	$24	$(43)	$(223)
Noncontrolling interests	3	(1)	1	6	2
Provision (benefit) for income taxes	29	(13)	5	37	(43)
Interest expense	24	26	23	71	77
Interest income	(6)	(11)	(5)	(18)	(19)
Equity (income) loss in unconsolidated affiliate	2	2	1	1	4
Other (income) expense, net	20	16	3	70	36
Depreciation and amortization	172	174	174	519	523
Other items	—	—	—	(12)	57
Total Adjusted EBITDA	$245	$167	$226	$631	$414

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

At September 30, 2018, the Company had cash and cash equivalents of $1,293 million and total debt of $2,714 million. At December 31, 2017, cash and cash equivalents were $1,437 million and total debt was $2,712 million. As of September 30, 2018, approximately $936 million of the $1,293 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation under the Act defined in Note 8 to the Consolidated Financial Statements. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company’s outstanding debt at September 30, 2018 was $2,714 million and consisted of $1,394 million in 2.60% Senior Notes, $1,088 million in 3.95% Senior Notes, and other debt of $232 million. The Company was in compliance with all covenants at September 30, 2018.

At September 30, 2018, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $471 million of outstanding letters of credit at September 30, 2018, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by operating activities	$300	$511
Net cash used in investing activities	(392)	(184)
Net cash used in financing activities	(12)	(52)

Operating Activities

For the first nine months of 2018, cash provided by operating activities was $300 million compared to $511 million in the same period of 2017. Before changes in operating assets and liabilities, net of acquisitions, cash was provided primarily by net loss from operations of $37 million plus non-cash charges of $664 million.

The change in operating assets and liabilities in the first nine months of 2018 compared to the same period in 2017 was primarily due to declines in inventory and contract assets. Net changes in operating assets and liabilities, net of acquisitions, used $327 million of cash for the first nine months of 2018 compared to cash provided of $48 million in the same period in 2017.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first nine months of 2018, we sold accounts receivable of $248 million at a cost of approximately $2 million, receiving cash proceeds totaling $246 million. Our factoring transactions in the first nine months of 2018 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the first nine months of 2018, net cash used in investing activities was $392 million compared to $184 million for the same period of 2017. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity. The Company used $280 million during the first nine months of 2018 for acquisitions compared to $85 million for the same period of 2017 and $173 million for capital expenditures in the first nine months of 2018 compared to $127 million for the same period of 2017.

Financing Activities

For the first nine months of 2018, net cash used in financing activities was $12 million compared to $52 million for the same period of 2017. This decrease was primarily the result of activity under stock incentive plans providing $51 million of cash in 2018 compared to $11 million in 2017. Dividends paid were $57 million for each of the first nine months of 2018 and 2017.

Other

The effect of the change in exchange rates on cash flows was a decrease of $40 million and an increase of $39 million for the first nine months of 2018 and 2017, respectively.

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

ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company adopted this update on January 1, 2018, using the modified retrospective approach, in which an immaterial cumulative effect adjustment was made to retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018. See Note 6 for additional details of the Company’s revenue recognition policies.

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

The Company’s internal team, assisted by a top-tier accounting and consulting firm, has implemented and is testing new software, processes, procedures and controls to correctly account for leases under the new requirements. We currently estimate implementing ASC Topic 842 in the first quarter of 2019 will gross-up the Company’s balance sheet with additional assets and liabilities in the range of approximately $500 to $750 million. Implementing the new standard will not affect the Company’s compliance with the debt-to-capitalization covenant of our $3 billion revolving credit facility (see Note 7) because that agreement grandfathers the prior treatment of operating leases for purposes of the calculation.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $30 million in the first nine months of 2018, compared to approximately $4 million in foreign exchange gain in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The following table details the Company’s foreign currency forward contracts grouped by functional currency and their expected maturity periods (in millions, except contract rates):

		As of September 30, 2018				December 31,
Functional Currency		2018	2019	2020	Total	2017
CAD	Buy USD/Sell CAD:
	Notional amount to buy (in Canadian dollars)	29	40	—	69	75
	Average USD to CAD contract rate	1.3255	1.3197	—	1.3221	1.3265
	Fair Value at September 30, 2018 in U.S. dollars	(1)	(1)	—	(2)	(3)
	Sell USD/Buy CAD:
	Notional amount to sell (in Canadian dollars)	59	39	141	239	216
	Average USD to CAD contract rate	1.3016	1.3054	1.3147	1.3099	1.3075
	Fair Value at September 30, 2018 in U.S. dollars	1	—	3	4	7
EUR	Buy GBP/Sell EUR:
	Notional amount to buy (in Euros)	—	—	—	—	—
	Average GBP to EUR contract rate	1.1353	1.1273	—	1.1280	1.1459
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy NOK/Sell EUR:
	Notional amount to buy (in Euros)	—	—	—	—	—
	Average NOK to EUR contract rate	—	—	—	—	0.1069
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy USD/Sell EUR:
	Notional amount to buy (in Euros)	3	3	—	6	10
	Average USD to EUR contract rate	0.8106	0.8269	—	0.8183	0.8565
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy ZAR/Sell EUR:
	Notional amount to buy (in Euros)	2	—	—	2	—
	Average ZAR to EUR contract rate	0.0619	—	—	0.0619	—
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell NOK/Buy EUR:
	Notional amount to sell (in Euros)	—	1	—	1	—
	Average NOK to EUR contract rate	—	0.1029	—	0.1029	—
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy EUR:
	Notional amount to sell (in Euros)	128	24	—	152	105
	Average USD to EUR contract rate	0.8460	0.8308	—	0.8435	0.8429
	Fair Value at September 30, 2018 in U.S. dollars	(2)	—	—	(2)	2
	Sell ZAR/Buy EUR:
	Notional amount to sell (in Euros)	9	—	—	9	9
	Average ZAR to EUR contract rate	0.0619	—	—	0.0619	0.0619
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
AUD	Buy USD/Sell AUD:
	Notional amount to buy (in Australian dollars)	—	—	—	—	2
	Average USD to AUD contract rate	1.3362	1.3356	—	1.3361	1.3152

	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy AUD:
	Notional amount to sell (in Australian dollars)	—	2	—	2	5
	Average USD to AUD contract rate	1.3369	1.3346	—	1.3350	1.3324
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
GBP	Buy USD/Sell GBP:
	Notional amount to buy (in British Pounds Sterling)	—	—	—	—	—
	Average USD to GBP contract rate	—	—	—	—	0.7855
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy GBP:
	Notional amount to sell (in British Pounds Sterling)	156	4	—	160	156
	Average USD to GBP contract rate	0.7578	0.7264	—	0.7569	0.7438
	Fair Value at September 30, 2018 in U.S. dollars	(2)	—	—	(2)	1
USD	Buy CAD/Sell USD:
	Notional amount to buy (in U.S. dollars)	1	—	—	1	—
	Average CAD to USD contract rate	0.7798	—	—	0.7798	—
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy DKK/Sell USD:
	Notional amount to buy (in U.S. dollars)	3	—	—	3	5
	Average DKK to USD contract rate	0.1642	—	—	0.1642	0.1483
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy EUR/Sell USD:
	Notional amount to buy (in U.S. dollars)	39	23	—	62	58
	Average EUR to USD contract rate	1.1839	1.1883	—	1.1855	1.1604
	Fair Value at September 30, 2018 in U.S. dollars	(1)	—	—	(1)	2
	Buy GBP/Sell USD:
	Notional amount to buy (in U.S. dollars)	5	1	—	6	4
	Average GBP to USD contract rate	1.3990	1.3711	—	1.3957	1.2934
	Fair Value at September 30, 2018 in U.S. dollars	(1)	—	—	(1)	—
	Buy NOK/Sell USD:
	Notional amount to buy (in U.S. dollars)	228	238	150	616	615
	Average NOK to USD contract rate	0.1222	0.1225	0.1264	0.1214	0.1207
	Fair Value at September 30, 2018 in U.S. dollars	2	4	—	6	11
	Sell DKK/Buy USD:
	Notional amount to sell (in U.S. dollars)	2	—	—	2	2
	Average DKK to USD contract rate	0.1680	—	—	0.1680	0.1606
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell EUR/Buy USD:
	Notional amount to sell (in U.S. dollars)	90	—	—	90	86
	Average EUR to USD contract rate	1.1659	—	—	1.1659	1.1755
	Fair Value at September 30, 2018 in U.S. dollars	(1)	—	—	(1)	(2)
	Sell GBP/Buy USD:

	Notional amount to sell (in U.S. dollars)	—	—	—	—	1
	Average GBP to USD contract rate	1.3600	—	—	1.3600	1.3340
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell NOK/Buy USD:
	Notional amount to sell (in U.S. dollars)	75	7	3	85	81
	Average NOK to USD contract rate	0.1263	0.1295	0.1313	0.1267	0.1260
	Fair Value at September 30, 2018 in U.S. dollars	1	—	—	1	2
	Sell RUB/Buy USD:
	Notional amount to sell (in U.S. dollars)	20	—	—	20	45
	Average RUB to USD contract rate	0.0156	—	—	0.0156	0.0167
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	(1)
DKK	Buy USD/Sell DKK:
	Notional amount to buy (in Danish Krone)	20	—	—	20	—
	Average USD to DKK contract rate	6.2810	—	—	6.2810	—
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy DKK:
	Notional amount to sell (in Danish Krone)	6	—	—	6	219
	Average USD to DKK contract rate	6.2950	—	—	6.2950	6.3500
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	1
BRL	Buy EUR/Sell BRL:
	Notional amount to buy (in Brazilian reals)	60	—	—	60	138
	Average EUR to BRL contract rate	4.3829	—	—	4.3829	3.8793
	Fair Value at September 30, 2018 in U.S. dollars	1	—	—	1	2
	Buy GBP/Sell BRL:
	Notional amount to buy (in Brazilian reals)	46	—	—	46	38
	Average GBP to BRL contract rate	4.6681	—	—	4.6681	4.3752
	Fair Value at September 30, 2018 in U.S. dollars	1	—	—	1	1
	Buy USD/Sell BRL:
	Notional amount to buy (in Brazilian reals)	39	—	—	39	43
	Average USD to BRL contract rate	3.3945	—	—	3.3945	3.2805
	Fair Value at September 30, 2018 in U.S. dollars	2	—	—	2	—
	Buy DKK/Sell BRL:
	Notional amount to buy (in Brazilian reals)	4	—	—	4	—
	Average DKKto BRL contract rate	1.5272	—	—	1.5272	—
	Fair Value at September 30, 2018 in U.S. dollars	(1)	—	—	(1)	—
	Sell EUR/Buy BRL:
	Notional amount to sell (in Brazilian reals)	129	17	—	146	125
	Average EUR to BRL contract rate	4.4229	4.7613	—	4.4600	3.9985
	Fair Value at September 30, 2018 in U.S. dollars	(2)	—	—	(2)	(1)
	Sell GBP/Buy BRL:
	Notional amount to sell (in Brazilian reals)	8	—	—	8	—
	Average GBP to BRL contract rate	5.1438	—	—	5.1438	—
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy BRL:
	Notional amount to sell (in Brazilian reals)	1	—	—	1	—

	Average USD to BRL contract rate	4.1100	—	—	4.1100	—
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	-	—
NOK	Buy EUR/Sell NOK:
	Notional amount to buy (in Norwegian Kroner)	67	25	—	92	114
	Average EUR to NOK contract rate	9.6990	9.7044	—	9.7005	9.8269
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy GBP/Sell NOK:
	Notional amount to buy (in Norwegian Kroner)	19	19	—	38	18
	Average GBP to NOK contract rate	10.9007	10.9105	—	10.9056	11.0468
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy USD/Sell NOK:
	Notional amount to buy (in Norwegian Kroner)	7	6	—	13	8
	Average USD to NOK contract rate	8.2950	7.8088	—	8.0605	8.3188
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Buy JPY/Sell NOK:
	Notional amount to buy (in Norwegian Kroner)	18	—	—	18	40
	Average JPY to NOK contract rate	0.0749	—	—	0.0749	0.0740
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell EUR/Buy NOK:
	Notional amount to sell (in Norwegian Kroner)	92	55	—	147	152
	Average EUR to NOK contract rate	9.7083	9.6435	—	9.6839	9.7832
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell GBP/Buy NOK:
	Notional amount to sell (in Norwegian Kroner)	12	—	—	12	152
	Average GBP to NOK contract rate	10.7116	—	—	10.7116	9.7832
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell USD/Buy NOK:
	Notional amount to sell (in Norwegian Kroner)	10	—	—	10	44
	Average USD to NOK contract rate	8.2950	—	—	8.2950	8.3339
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
	Sell JPY/Buy NOK:
	Notional amount to sell (in Norwegian Kroner)	6	—	—	6	33
	Average JPY to NOK contract rate	0.0749	—	—	0.0749	0.0743
	Fair Value at September 30, 2018 in U.S. dollars	—	—	—	—	—
Total Fair Value at September 30, 2018 in U.S. dollars		(3)	3	3	4	22

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $53 million and translation exposures totaling $138 million as of September 30, 2018 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $3 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $14 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2018, long term borrowings consisted $1,394 million in 2.60% Senior Notes and $1,088 million in 3.95% Senior Notes. At September 30, 2018, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

INDEX TO EXHIBITS

(a)Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(2)

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

101

The following materials from our Quarterly Report on Form 10-Q for the period ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

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

Date: October 26, 2018	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)