Form 10-K
period 2018-12-31
NATIONAL OILWELL VARCO INC
filed 2019-02-14
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(1) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $16.6 billion. As of February 8, 2019, there were 383,433,346 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2019 Annual Meeting of Stockholders are incorporated in Part III of this report.

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

Business Segment Overview

Wellbore Technologies provides the critical technologies, equipment, and services required to maximize customer efficiencies and economics associated with oil and gas wells.  The segment’s offerings are provided through the following business units:

•

ReedHycalog is a market-leading designer and manufacturer of drill-bit technology, a provider of borehole enlargement systems, and an independent supplier of directional drilling tools and optimization software and services. Distinguished by its industry-leading cutter technology, ReedHycalog’s drill-bit offering features both fixed-cutter and roller-cone bits designed to improve drilling times and overall well efficiencies.  ReedHycalog also manufactures tools that enable the precise placement of the wellbore within the desired reservoir location, including measurement-while-drilling tools and dynamic rotary steerable systems.  ReedHycalog harnesses NOV’s unique ability to link downhole tools and services with surface equipment to provide the world’s first closed-loop drilling automation and optimization system, combining heuristic functions and machine-learning capabilities to transform drilling performance and operations.

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

Completion & Production Solutions provides the critical technologies necessary to optimize the well completion process and production phase of a well’s life cycle.  Completion & Production Solutions business units include:

•

Intervention and Stimulation Equipment (“ISE”) engineers and manufactures capital equipment and consumables and provides aftermarket service and repair to oilfield pressure pumpers, coiled tubing operators, wireline service companies, and providers of well testing and flowback services. ISE manufactures and assembles all equipment used to execute hydraulic fracturing jobs with particularly strong positions in the higher-valued technologies and complex process equipment, such as hydration units, chemical additive systems, blenders, and control systems. In addition, the business unit produces essential consumable components that support pressure pumping spreads, including centrifugal pumps, fluid ends, valves, seats, and flowline equipment. The business unit also designs and manufactures equipment used to pump, mix, transport, and store cement used in the well construction process. ISE is a leading provider of coiled tubing units, control systems, pressure control equipment, injector heads, and coiled tubing itself. ISE also provides nitrogen equipment and snubbing units. The business unit designs and manufactures wireline products for electric and slickline line applications, including critical pressure control equipment like wireline lubricators. Additionally, ISE designs and manufatures equipment for surface well-test and flowback operations. ISE supports its equipment offering by providing comprehensive repair, recertification and other support services through an unmatched global network of aftermarket service and repair facilities.

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

•

Process and Flow Technologies provides integrated processing, production, and pumping equipment to customers in the oil and gas and industrial markets.  For the production space they manufacture pumping technologies, including reciprocating, multistage, and progressive cavity pumps, as well as artificial lift support systems.  For the midstream space they manufacture closures, transfer pumps, and valves. In the fluid processing space they design and manufacture integrated systems that provide water treatment, separation, sand management, hydrate inhibition, and gas processing for use both on and offshore.  In the Industrial market they manufacture pumping, mixing, agitation equipment, and heat exchangers for general use in industrial end-markets. This equipment is supported by a global aftermarket service organization.

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

•

Completion Tools offers a portfolio of differentiated completion tool products and solutions that address the most pressing needs of the global completions marketplace.  The Completion Tools business’ product portfolio is highlighted by proprietary technology like the Bulldog Frac Sleeve, which utilizes a coiled tubing annular frac system to isolate and stimulate stages while being lighter and easier to handle than other sleeves on the market.  Other proprietary technologies include the BPSTM (Burst Port System) Multistage, the BullmastiffTM Frac System, and i-Frac CEMTM ball-drop-activated multistage frac sleeve.  The portfolio also includes liner hanger systems, sub-surface safety valves, and a variety of bridge plugs.

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

Once a well has been drilled, cased, and cemented, and the operator determines hydrocarbons are present in commercial quantities, the well is then completed, and sometimes stimulated.  After the casing is cemented in place, the well undergoes one of several completion processes to open the bottom of the wellbore and allow hydrocarbons to flow from the reservoir and up the well to the surface.  The most commonly used technique is known as perforation.  The perforating process entails lowering a string of shaped charges to the desired depth in the well using an electric wireline unit and firing the charges to perforate the casing or liner.  Wireline units are also used to perform logging operations and other intervention services.  At this point, the operator may decide, based on well design and flow rate, to further enhance production by stimulating the well.  Unconventional wells almost always require stimulation through multi-stage hydraulic fracturing, a process by which a fluid or slurry is pumped down the well by large pumping units.  This causes the underground formation to crack or fracture, opening up space for hydrocarbons to flow more freely out of tight rock formations.  A proppant is suspended in the fluid and lodges in the cracks, propping them open and allowing hydrocarbons to flow after the fluid is gone.  A coiled tubing unit is often used to drill out bridge plugs that isolate the many stages needed to stimulate a horizontal well.  A coiled tubing unit utilizes a large continuous length of steel tubing to enter and traverse long laterals and perform completion and well remediation operations.  As drilling laterals have lengthened in recent years, many operators are electing to use larger high-specification well service rigs to assist in several phases of the completion phase by conveying tools downhole and drilling out completion plugs.  Workover rigs are similar to drilling rigs in their capabilities to handle tubing but are usually smaller and somewhat less sophisticated. Completion & Production Solutions provides the essential equipment necessary for the entirety of the completion and stimulation process, designing and manufacturing coiled tubing units, wireline units, pressure pumping equipment, completion tools, snubbing units, nitrogen units, and treating iron.  In addition, the well completion process creates a large amount of wear and tear on the equipment used, which creates healthy demand for Completion & Production Solutions’ aftermarket services.  The use of coiled tubing and wireline equipment typically requires the use of a BOP to ensure safety during operations. Completion & Production Solutions manufactures this well control equipment. Due to the corrosive nature of many produced fluids, production tubing is often inspected and coated, services offered by Wellbore Technologies.  Increasingly, operators choose to use corrosion-resistant composite materials or alloys in the process, which are also sold by Completion & Production Solutions.

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

Natural decline rates set in as a well ages, and workover procedures and other services may be necessary to extend its life and increase its production rate.  Over time, downhole equipment, casing, or tubing may need to be serviced or replaced.  When producing wells require anything from routine maintenance to major modifications and repair, a well servicing rig is typically needed.  Workover rigs are used to disassemble the wellhead, tubing and other completion components of an existing well in order to stimulate or remediate the well. As a well continues to mature, its natural reservoir pressure may no longer be enough to force fluids to the surface.  Artificial lift equipment is then typically installed, which adds energy to the fluid column in a wellbore using one of several types of pumps.  In addition to reduced pressure, the water cut of a well’s production tends to increase as the well ages, which typically requires the addition of water treatment and separation equipment.  The Company offers a comprehensive range of workover rigs through Rig Technologies. Tubing and sucker rods removed from a well during a well remediation operation are often inspected to determine their suitability to be reused in the well, a service Wellbore Technologies provides.  Completion & Production Solutions offers several types of artificial lift and related support systems as well as integrated systems that provide water treatment, separation, hydrate inhibition, and gas processing.

Markets and Competition

The Company’s customers are predominantly service companies and oil and gas companies. Products within Wellbore Technologies and Completion & Production Solutions are sold and rented worldwide through NOV’s sales force and through commissioned representatives.  Substantially all of Rig Technologies’ capital equipment and spare parts sales, and a large portion of smaller pumps and parts sales, are made through NOV’s direct sales force and distribution service centers. Sales to foreign oil companies are often made with or through representative arrangements.

The Company’s competition consists primarily of publicly traded oilfield service and equipment companies and smaller independent equipment manufacturers.

The Company’s foreign operations, which include significant operations in the Middle East, Africa and Latin America, Russia, the Far East, Canada and Europe are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements, and other business combinations with local nationals in these countries. See Note 15 to the Consolidated Financial Statements for information regarding geographic revenue information.

2018 Acquisitions and Other Investments

During 2018, the Company completed a total of eight acquisitions and other investments for an aggregate cash investment of $280 million, net of cash acquired.

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

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree.  Extremely harsh winter weather can reduce oilfield operations in far northern or high-altitude locations, including parts of Colorado, Canada, Russia and China, and the annual thaw (or “breakup”) in Canada makes some unimproved roads inaccessible to heavy equipment during part of each second quarter.  Both situations temporarily reduce demand for the Company’s products and services in the effected geographic area, although revenues generally recover once conditions improve.  Fluctuations in customer’s activity levels caused by national or customary holiday seasons and annual budgetary cycles can also affect their spending levels with the Company, leading to both temporary local decreases and increases in sales.  The Company anticipates that the seasonal trends described above will continue, however, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

Research and New Product Development and Intellectual Property

The Company believes that it has been a leader in the development of new technology and equipment to enhance the safety and productivity of drilling and well servicing processes and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Through its internal development programs and certain acquisitions, the Company has assembled an extensive array of technologies protected by a substantial number of trademarks, for both goods and services, patents, trade secrets, and other proprietary rights.

As of December 31, 2018, the Company held a substantial number of granted patents and pending patent applications worldwide, including US patents and US patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2020 to 2039. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Completion & Production Solutions integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; cementing products for pumping, mixing, transport, and storage; onshore production, including fluid processing, composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and offshore production, including floating production systems and subsea production technologies. Primary facilities are located in Houston, and Fort Worth, Texas; Tulsa, Oklahoma; Senai, Malaysia; Qingdau, Shandong, China; Kalundborg, Denmark; Superporto du Acu, Brazil; Manchester, England; and Aberdeenshire, Scotland, UK.

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

Backlog measurements are made on the basis of written orders that are firm, but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for Completion & Production Solutions at December 31, 2018, 2017 and 2016 was $0.9 billion, $1.1 billion and $0.8 billion, respectively. Backlog for Rig Technologies at December 31, 2018, 2017 and 2016, was $3.1 billion, $1.9 billion and $2.5 billion, respectively.

Employees

At December 31, 2018, the Company had a total of 35,063 employees, of which 843 were temporary employees and 294 were subject to collective bargaining agreements in the U.S. Additionally, certain employees in various foreign locations are subject to collective bargaining agreements. Based upon the geographical diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.

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

ITEM 1A.RISK FACTORS

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

•	Sanctions and other restrictions placed on certain oil producing countries, such as Russia, Iran, and Venezuela;
•	level of production by non-OPEC countries including production from U.S. shale plays;
•	level of excess production capacity;
•	cost of exploring for and producing oil and gas;
•	level of drilling activity and drilling rig dayrates;
•	worldwide economic activity and associated demand for oil and gas;
•	availability and access to potential hydrocarbon resources;
•	national government political requirements;
•	fluctuations in political conditions in the United States and abroad;
•	currency exchange rate fluctuations and devaluations;
•	development of alternate energy sources; and,
•	environmental regulations.

Expectations for future oil and gas prices cause many shifts in the strategies and expenditure levels of oil and gas companies, drilling contractors, and other service companies, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. Oil and gas prices, which are determined by the marketplace, may remain below a range that is acceptable to certain of our customers, which could continue the reduced demand for our products and have a material adverse effect on our financial condition, results of operations and cash flows.

There are risks associated with certain contracts for our equipment.

As of December 31, 2018, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Completion & Production Solutions and Rig Technologies in the amount of $0.9 billion and $3.1 billion, respectively. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

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
•

the imposition of tariffs or duties between countries, which could materially affect our global supply chain. For example, section 232 tariffs on steel may increase our costs, reduce margins or otherwise adversely affect the Company.

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

Approximately 60% of our revenues in 2018 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

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

Our ability to comply with various complex U.S. and foreign laws and regulations, such as the FCPA, the U.K. Bribery Act and other foreign anti-bribery and anti-corruption laws, as well as various trade control regulations, is dependent on the success of our ongoing compliance program, including our ability to continue to effectively supervise and train our employees to deter prohibited practices. These various laws and regulations can change frequently and significantly.  We may become involved in a governmental investigation even if the Company has complied with these laws. If we fail to comply with applicable laws and regulation, we could be subject to investigations, sanctions and civil and criminal prosecution as well as fines and penalties, which could have a material adverse effect on our reputation and our business, financial condition, results of operations and cash flows. In addition, government disruptions could negatively impact our ability to conduct our business.

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

The Company has approximately $6.3 billion of goodwill and $0.4 billion of other intangible assets with indefinite lives as of December 31, 2018. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

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

Bottomhole Assembly (“BHA”) Closed Loop Drilling Systems

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

The Company owned or leased approximately 620 facilities worldwide as of December 31, 2018, including the following principal manufacturing, service, distribution and administrative facilities:

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Wellbore Technologies:

Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and	410,623	35	Owned
	Downhole Tools, Administrative & Sales Offices
Houston, Texas	Sheldon Road Inspection Facility	319,365	192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints,	303,400	42	Owned
	Warehouse & Administrative Offices
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse,	300,000	50	Owned
	Coating Manufacturing Plant & Corporate Office
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	34	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	184,492	8	Leased	1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse,	153,750	42	Owned
	Administrative & Sales Offices, and Engineering Labs

Completion & Production Solutions:

Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	595,965	14	Owned*	10/31/2027
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067	38	Owned
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	464,885	30	Owned*	10/20/2031
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	464,000	28	Owned
Houston, Texas	Manfufacturing of Wireline and Pressure Performance Equipment, Warehouse and Administrative Offices	383,750	26	Leased	6/30/2041
Fort Worth, Texas	Coiled Tubing Manufacturing Facility,	342,999	24	Owned
	Warehouse, Administrative & Sales Offices
Qingdau, Shandong, China	Manufacturing of fiber-reinforced tubular products	309,150	25	Leased	10/26/2036
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	222,625	10	Owned
Kintore, Aberdeenshire, Scotland, UK	Manufacturing & Servicing of Elmar, ASEP and Anson Equipment	210,000	13	Leased	9/3/2037
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	130,873	6	Leased	4/30/2021

Rig Technologies:

Houston, Texas	Bammel Facility, Repairs, Service, Aftermarket Parts,	602,110	33	Leased	6/30/2028
	Administrative & Sales Offices
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964	33	Leased	4/30/2020
Houston, Texas	West Little York Manufacturing Facility,	483,450	34	Owned
	Repairs, Service, Administrative & Sales Offices
Orange, California	Manufacturing & Office Facility	338,337	9	Owned*	12/31/2020
New Iberia, Louisiana	Repair, Services and Spares facility	189,000	17	Leased	10/1/2025
Singapore	Manufacturing, Repairs, Service, Field	133,659	4	Leased	1/5/2024
	Service/Training, Administrative & Sales Offices
Dubai, UAE	Repair & Overhaul of Drilling Equipment,	39,433	2	Owned
	Warehouse & Sales Office

Corporate:

Houston, Texas	Corporate and Shared Administrative Offices	337,019	14	Leased	5/31/2037
Houston, Texas	Corporate and Shared Administrative Offices	441,029	3	Leased	1/31/2041

*Building owned but land leased.

We own or lease approximately 342 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, 114 service centers that provide inspection and equipment rental and 164 engineering, sales and administration facilities.

ITEM 3.     LEGAL PROCEEDINGS

See Note 11 – Commitments and Contingencies (Part IV, Item 15 of this Form 10-K) for further discussion.

ITEM 4.	MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-K.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER ATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of February 8, 2019, there were 3,218 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends declared were $0.05 per quarter, aggregating $76 million for each of the years ended December 31, 2018 and 2017. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2013 in National Oilwell Varco, Inc., the S&P Oil & Gas Equipment Select Index, the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

	12/13	12/14	12/15	12/16	12/17	12/18
National Oilwell Varco, Inc.	100.00	93.44	49.83	56.76	54.93	39.40
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Oil & Gas Equipment & Services	100.00	92.20	74.91	98.83	84.32	49.36
S&P Oil & Gas Equipment Select	100.00	65.43	41.45	53.34	41.70	22.09

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

In 2018, NOV determined that it should add the Oil & Gas Equipment and Services Select Index to benchmark its performance as it is comprised of approximately 40 companies, giving a more representative view of the industry. Whereas, the Oil & Gas and Equipment Services Index consists of a limited number of companies and is heavily weighted by one or two members.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Operating Data:
Revenue	$8,453	$7,304	$7,251	$14,757	$21,440
Operating profit (loss)	$211	$(277)	$(2,411)	$(390)	$3,613
Income (loss) before income taxes	$41	$(392)	$(2,623)	$(589)	$3,494
Income (loss) from continuing operations	$(22)	$(236)	$(2,416)	$(767)	$2,455
Income from discontinued operations	$—	$—	$—	$—	$52
Net income (loss) attributable to Company	$(31)	$(237)	$(2,412)	$(769)	$2,502
Per share data:
Basic:
Income (loss) from continuing operations	$(0.08)	$(0.63)	$(6.41)	$(1.99)	$5.73
Income from discontinued operations	$—	$—	$—	$—	$0.12
Net income (loss) attributable to Company	$(0.08)	$(0.63)	$(6.41)	$(1.99)	$5.85
Diluted:
Income (loss) from continuing operations	$(0.08)	$(0.63)	$(6.41)	$(1.99)	$5.70
Income from discontinued operations	$—	$—	$—	$—	$0.12
Net income (loss) attributable to Company	$(0.08)	$(0.63)	$(6.41)	$(1.99)	$5.82
Cash dividends per share	$0.20	$0.20	$0.61	$1.84	$1.64
Other Data:
Depreciation and amortization	$690	$698	$703	$747	$778
Capital expenditures	$244	$192	$284	$453	$699
Balance Sheet Data:
Working capital	$4,938	$4,863	$4,829	$7,552	$8,788
Total assets	$19,796	$20,206	$21,140	$26,725	$33,562
Long-term debt, less current maturities	$2,704	$2,706	$2,708	$3,928	$3,014
Total Company stockholders' equity	$13,819	$14,094	$13,940	$16,383	$20,692

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 620 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling and well servicing equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing and high-pressure fiberglass and composite tubing, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2018 v	2018 v
	2018*	2017*	2016*	2017	2016
Active Drilling Rigs:
U.S.	1,031	875	510	17.8%	102.2%
Canada	191	207	128	(7.7%)	49.2%
International	988	947	956	4.3%	3.3%
Worldwide	2,210	2,029	1,594	8.9%	38.6%
West Texas Intermediate Crude Prices (per barrel)	$64.94	$50.88	$43.15	27.6%	50.5%
Natural Gas Prices ($/mmbtu)	$3.13	$2.96	$2.49	5.7%	25.7%

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2018 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $64.94 in 2018, an increase of 28% over the average price for 2017 of $50.88 per barrel. The average natural gas price in 2018 was $3.13 per mmbtu, an increase of six percent compared to the 2017 average of $2.96 per mmbtu. Average rig activity worldwide increased nine percent for the full year in 2018 compared to 2017. The average crude oil price for the fourth quarter of 2018 was $59.08 per barrel, and natural gas was $3.77 per mmbtu.

At February 8, 2019, there were 1,289 rigs actively drilling in North America, compared to the fourth quarter average of 1,249 rigs, an increase of three percent. The price for West Texas Intermediate Crude Oil was $52.72 per barrel at February 8, 2019, a decrease of 11% from the fourth quarter of 2018 average. The price for natural gas was $2.58 per mmbtu at February 8, 2019, a decrease of 32% from the fourth quarter of 2018 average.

EXECUTIVE SUMMARY

National Oilwell Varco, Inc. generated revenue of $8.45 billion in 2018, an increase of 16% from the prior year as improving oil and gas prices resulted in increased drilling activity and demand for certain oilfield equipment and services.  Average 2018 worldwide rig count (as measured by Baker Hughes) increased nine percent in comparison to 2017. The increase in activity led to increased revenues across all of the Company’s segments.

For the year ended December 31, 2018, the Company reported an operating profit of $211 million compared to an operating loss of $277 million in 2017, and a net loss attributable to the Company of $31 million, or $0.08 per share compared to a net loss of $237 million or $0.63 per share during 2017.

For the fourth quarter ended December 31, 2018, revenue was $2.40 billion, a $244 million or 11% increase compared to the third quarter of 2018. The Company reported net income of $12 million, or $0.03 per fully diluted share, an increase of $11 million, or $0.03 per fully diluted share, from the third quarter of 2018.  Compared to the fourth quarter of 2017, revenue increased $429 million or 22%, and net income increased $26 million.

During the fourth quarter of 2018, third quarter of 2018, and fourth quarter of 2017, pre-tax other items (severance, facility closures, asset impairments, write-downs, and other) were $21 million, nil, and $133 million, respectively. Excluding the other items from all periods, fourth quarter 2018 Adjusted EBITDA was $279 million, compared to $245 million in the third quarter of 2018 and $197 million in the fourth quarter of 2017.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $884 million in the fourth quarter of 2018, an increase of four percent from the third quarter of 2018 and an increase of 24 percent from the fourth quarter of 2017. The segment’s revenue growth continued to outpace domestic and global drilling activity levels, with sales increasing 4.5 percent in the U.S. and 2.1 percent in international markets. The segment’s WellSite Services and Grant Prideco business units each posted double-digit percent sequential revenue increases supported by bookings of solids control equipment and drill pipe, which improved throughout the first three quarters of 2018. Operating profit was $41 million, or 4.6 percent of sales. Adjusted EBITDA increased 15 percent sequentially and 45 percent from the prior year to $155 million, or 17.5 percent of sales. An improved mix of business and higher volumes resulted in 54 percent sequential Adjusted EBITDA incrementals (the change in Adjusted EBITDA divided by the change in revenue).

Completion & Production Solutions

Completion & Production Solutions generated revenues of $788 million in the fourth quarter of 2018, an increase of seven percent from the third quarter of 2018 and an increase of 14 percent from the fourth quarter of 2017. The sequential increase in revenue was the result of improved progress and deliveries on projects and continued growth in demand for coiled tubing and wireline equipment. Operating profit was $64 million, or 8.1 percent of sales. Adjusted EBITDA increased 13 percent sequentially and 51 percent from the prior year to $112 million, or 14.2 percent of sales. Anticipated resin supply shortages in the Company’s Fiber Glass Systems business unit and holiday slowdowns impacted manufacturing plant absorption, limiting sequential Adjusted EBITDA incrementals to 25 percent.

New orders booked during the quarter were $470 million, representing a book-to-bill of 103 percent when compared to the $456 million of orders shipped from backlog. Backlog for capital equipment orders for Completion & Production Solutions at December 31, 2018 was $894 million.

Rig Technologies

Rig Technologies generated revenues of $804 million in the fourth quarter of 2018, an increase of 26 percent from the third quarter of 2018 and an increase of 31 percent from the fourth quarter of 2017. Better progress on projects, delivery of two land rigs, and improved aftermarket sales resulted in the sequential revenue increase. Operating profit was $75 million, or 9.3 percent of sales. Adjusted EBITDA increased 31 percent sequentially and 46 percent from the prior year to $102 million, or 12.7 percent of sales. Adjusted EBITDA leverage was limited to 14 percent due to a change in product mix.

New orders booked during the quarter totaled $119 million, representing a book-to-bill of 30 percent when compared to the $403 million of orders shipped from backlog. At December 31, 2018, backlog for capital equipment orders for Rig Technologies was $3.1 billion.

Oil & Gas Equipment and Services Market and Outlook

Technological advancements in oilfield equipment and services unlocked production from previously uneconomic formations which, combined with high commodity demand and prices, enabled and sustained an increase in global drilling activity that dramatically grew oil supplies from 2004 to 2014. In the second half of 2014 demand growth in Asia, Europe and the U.S. weakened while drilling activity remained strong and production continued to grow. As a result, inventories of crude and refined products increased, and the price of oil declined significantly during 2015, the beginning of a generational market downturn.

The Company aggressively sized its operations to the market and reduced operating expenses, while continuing to invest in developing and acquiring new products, technologies and operations that advanced longer term strategic goals. The Company successfully pivoted towards the industry’s increased focus on onshore unconventional developments, while strategically maintaining a leading position in offshore equipment.

The market downturn stabilized during the second half of 2016. Through 2017 and into the first nine months of 2018, drilling activity increased for North America land, stabilized in international land markets, and remained depressed offshore. During the fourth quarter of 2018 oil prices declined sharply due to heavier than expected US shale production combined with market concerns about global growth, geopolitics (including trade wars) and interest rates.  The average price of West Texas Intermediate Cushing Crude for the fourth quarter of 2018 was $59.08 a barrel, but ended the year at $45.15.

Despite a surge in December equipment deliveries that resulted in NOV’s strong fourth quarter revenue, many customers have indicated a reduced spending outlook into the beginning of 2019.  NOV’s customer base has become much faster at reacting to market swings, and we believe the fourth quarter dip will lead to lower first quarter revenues across our segments, particularly in North America.

NOV’s global customer base includes national oil companies, international oil companies, independent oil and gas companies, onshore and offshore drilling contractors and service companies and others whose strategies and reactions to low or volatile commodity prices vary. The timing and slope of revenue impacts from market changes will be different across its geographic regions and three operating segments. NOV’s Wellbore Technologies segment and certain elements of its Completion & Production Solutions and Rig Technologies segments realize a faster response to changes in drilling activity, while its more capital equipment-oriented businesses tend to respond to increased drilling activity more slowly.

The Company anticipates that land drilling customers will reduce spending through the first part of 2019, then continue investing in NOV’s equipment and services to enhance their competitiveness.  North American pressure pumping customers will proceed cautiously in the face of lower well stimulation day rates. The Company remains optimistic regarding longer-term market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow.  After a lower first quarter, there may be stronger activity in the second half of 2019, particularly if global growth, supply and demand balance, and geopolitical concerns ease.

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

Results of Operations

The following table summarizes the Company’s revenue and operating profit (loss) by operating segment (in millions):

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue:
Wellbore Technologies	$3,235	$2,577	$2,199	25.5%	17.2%
Completion & Production Solutions	2,931	2,672	2,241	9.7%	19.2%
Rig Technologies	2,575	2,252	3,110	14.3%	(27.6%)
Eliminations	(288)	(197)	(299)	46.2%	(34.1%)
Total Revenue	$8,453	$7,304	$7,251	15.7%	0.7%
Operating Profit (Loss):
Wellbore Technologies	$131	$(102)	$(770)	(228.4%)	(86.8%)
Completion & Production Solutions	166	98	(266)	69.4%	(136.8%)
Rig Technologies	213	(14)	(1,033)	(1621.4%)	(98.6%)
Eliminations and corporate costs	(299)	(259)	(342)	15.4%	(24.3%)
Total Operating Profit (Loss)	$211	$(277)	$(2,411)	(176.2%)	(88.5%)
Operating Profit (Loss)%:
Wellbore Technologies	4.0%	(4.0%)	(35.0%)
Completion & Production Solutions	5.7%	3.7%	(11.9%)
Rig Technologies	8.3%	(0.6%)	(33.2%)
Total Operating Profit (Loss) %	2.5%	(3.8%)	(33.3%)

Years Ended December 31, 2018 and December 31, 2017

Wellbore Technologies

Revenue from Wellbore Technologies for the year ended December 31, 2018 was $3,235 million, an increase of $658 million (25.5%) compared to the year ended December 31, 2017. The increase was due to an increase in global drilling activity and increased market share in certain product lines.

Operating profit from Wellbore Technologies was $131 million for the year ended December 31, 2018, an increase of $233 million compared to the year ended December 31, 2017. Operating profit percentage for 2018 was 4.0% compared to operating loss percentage 4.0% in 2017.

Included in operating profit are other items related to facility closures and inventory recoveries. Other items included in operating profit (loss) for Wellbore Technologies were $21 million for the year ended December 31, 2018 and $28 million for the year ended December 31, 2017.

Completion & Production Solutions

Revenue from Completion & Production Solutions for the year ended December 31, 2018 was $2,931 million, an increase of $259 million (9.7%) compared to the year ended December 31, 2017. The increase was due to improved progress and deliveries on projects and continued growth in demand for coiled tubing and wireline equipment and conductor pipe.

Operating profit from Completion & Production Solutions was $166 million for the year ended December 31, 2018 compared to $98 million for 2017, an increase of $68 million (69.4%). Operating profit percentage increased to 5.7% from 3.7% in 2017.

There were no other items included in operating profit for Completion & Production Solutions for the year ended December 31, 2018 compared to $33 million for the year ended December 31, 2017.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $894 million at December 31, 2018, a decrease of $172 million, or 16 percent from backlog of $1,066 million at December 31, 2017.  Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $0.8 billion of revenue out of backlog in 2019 and approximately $122 million of revenue out of backlog in 2020 and thereafter. At December 31, 2018, approximately 58 percent of the capital equipment backlog was for offshore products and approximately 70 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Revenue from Rig Technologies for the year ended December 31, 2018 was $2,575 million, an increase of $323 million (14.3%) compared to the year ended December 31, 2017. The increase was due to better progress on projects and improved aftermarket sales.

Operating profit from Rig Technologies was $213 million for the year ended December 31, 2018, an increase of $227 million compared to 2017. Operating profit percentage for 2018 was 8.3% compared to an operating loss percentage of 0.6% in 2017.

Included in operating profit are other items related to severance and facility closures, and asset write-downs. Other items included in operating profit for Rig Technologies were $6 million for the year ended December 31, 2018 and $129 million for the year ended December 31, 2017.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.1 billion at December 31, 2018, an increase of $1.2 billion, or 63%, from backlog of $1.9 billion at December 31, 2017.  Numerous factors may affect the timing of revenue out of backlog.  Considering these factors, the Company reasonably expects approximately $0.8 billion of revenue out of backlog in 2019 and approximately $2.3 billion of revenue out of backlog in 2020 and thereafter.  At December 31, 2018, approximately 31% of the capital equipment backlog was for offshore products and approximately 90% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $299 million for the year ended December 31, 2018 compared to $259 million for the year ended December 31, 2017. This change is primarily due to an increase in intersegment sales. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $99 million for the year ended December 31, 2018 compared to expenses of $33 million for the year ended December 31, 2017. The increase in expense was primarily due to higher foreign exchange losses for 2018.

Provision for income taxes

The effective tax rate for the year ended December 31, 2018 was 153.7%, compared to 39.8% for 2017.  For the year ended December 31, 2018, valuation allowances established on foreign tax credits generated during the year resulted in a higher effective tax rate than the U.S. statutory rate. For the year ended December 31, 2017, the revaluation of net deferred tax liabilities in the U.S. partially offset by valuation allowances established on foreign tax credits generated during the year, when applied to losses resulted in a higher effective tax rate than the U.S. statutory rate.

Years Ended December 31, 2017 and December 31, 2016

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

Operating profit (loss) from Completion & Production Solutions was $98 million for the year ended December 31, 2017 compared to ($266) million for 2016, an increase of $364 million (136.8%). Operating profit (loss) percentage increased to 3.7% from (11.9)% in 2016. This increase was due to an overall increase in market activity.

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

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Other items in the three and twelve months ended December 31, 2018 were $21 and $9 million, pre-tax, respectively, primarily from the adjustment of certain accruals, restructure charges, and severance payments. Other items in 2017 consisted primarily of restructure charges for inventory write-downs, facility closures and severance payments.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Years Ended
	December 31,		September 30,	December 31,
	2018	2017	2018	2018	2017
Operating profit (loss):
Wellbore Technologies	$41	$(21)	$40	$131	$(102)
Completion & Production Solutions	64	19	46	166	98
Rig Technologies	75	(51)	58	213	(14)
Eliminations and corporate costs	(93)	(58)	(71)	(299)	(259)
Total operating profit (loss)	$87	$(111)	$73	$211	$(277)

Other items:
Wellbore Technologies	$24	$32	$—	$21	$28
Completion & Production Solutions	(3)	1	—	—	33
Rig Technologies	—	100	—	6	129
Corporate	—	—	—	(18)	—
Total other items	$21	$133	$—	$9	$190

Depreciation & amortization:
Wellbore Technologies	$90	$96	$95	$374	$379
Completion & Production Solutions	51	54	53	212	215
Rig Technologies	27	21	20	90	88
Corporate	3	4	4	14	16
Total depreciation & amortization	$171	$175	$172	$690	$698

Adjusted EBITDA:
Wellbore Technologies	$155	$107	$135	$526	$305
Completion & Production Solutions	112	74	99	378	346
Rig Technologies	102	70	78	309	203
Eliminations and corporate costs	(90)	(54)	(67)	(303)	(243)
Total adjusted EBITDA	$279	$197	$245	$910	$611

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$12	$(14)	$1	$(31)	$(237)
Noncontrolling interests	3	(1)	3	9	1
Provision (benefit) for income taxes	26	(123)	29	63	(156)
Interest expense	22	25	24	93	102
Interest income	(7)	(6)	(6)	(25)	(25)
Equity (income) loss in unconsolidated affiliate	2	1	2	3	5
Other (income) expense, net	29	7	20	99	33
Depreciation and amortization	171	175	172	690	698
Other items	21	133	-	9	190
Total Adjusted EBITDA	$279	$197	$245	$910	$611

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

At December 31, 2018, the Company had cash and cash equivalents of $1,427 million, and total debt of $2,711 million. At December 31, 2017, cash and cash equivalents were $1,437 million and total debt was $2,712 million. As of December 31, 2018, approximately $979 million of the $1,427 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation under the Act defined in Note 14 to the Consolidated Financial Statements.  If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

On June 27, 2017, the Company entered into a new $3.0 billion credit agreement evidencing a five-year unsecured revolving credit facility, which expires on June 27, 2022, with a syndicate of financial institutions. This new credit facility replaced the Company’s previous $4.5 billion revolving credit facility.  The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase.  Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate.  The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2018, the Company was in compliance with a debt-to-capitalization ratio of 16.3%.

On November 29, 2017, the Company repaid in its entirety the $500 million of its 1.35% unsecured Senior Notes using available cash balances.

The Company’s outstanding debt at December 31, 2018 was $2,711 million and consisted of $1,394 million in 2.60% Senior Notes, $1,088 million in 3.95% Senior Notes, no commercial paper borrowings, and other debt of $229 million. The Company was in compliance with all covenants at December 31, 2018.

At December 31, 2018, there were no commercial paper borrowings supported by the $3.0 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this revolving credit facility.

The Company had $480 million of outstanding letters of credit at December 31, 2018 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds. The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$521	$832	$960
Net cash used in investing activities	(457)	(245)	(488)
Net cash used in financing activities	(30)	(595)	(1,141)

Operating Activities

2018 vs 2017. Net cash provided by operating activities was $521 million in 2018 compared to $832 million in 2017. Before changes in operating assets and liabilities, net of acquisitions, cash was provided primarily by net loss from operations of $22 million plus non-cash charges of $779 million and $3 million in equity loss in unconsolidated affiliates.

The change in operating assets and liabilities in 2018 compared to the same period in 2017 was primarily due to declines in inventory and contract assets. Net changes in operating assets and liabilities, net of acquisitions, used $400 million of cash in 2018 compared to cash provided of $448 million in the same period in 2017.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In 2018, we sold accounts receivable of $248 million at a cost of approximately $2 million, receiving cash proceeds totaling $246 million. Our factoring transactions in 2018 were recognized as sales, and the proceeds are included as operating cash flows in our Consolidated Statements of Cash Flows. We did not factor any receivables during the fourth quarter 2018.

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

Investing Activities

2018 vs 2017. Net cash used in investing activities was $457 million in 2018 compared to $245 million in 2017. The increase in net cash used in investing activities was primarily the result of increased acquisitions and capital expenditures in 2018 compared to 2017. The Company used $280 million during 2018 for acquisitions compared to $86 million in 2017 and $244 million for capital expenditures during 2018, compared to $192 million in 2017.

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

Financing Activities

2018 vs 2017. Net cash used in financing activities was $30 million in 2018 compared to $595 million in 2017. This decrease was primarily the result of lower debt payments in 2018 compared to 2017.

2017 vs 2016. Net cash used in financing activities was $595 million in 2017 compared to $1,141 million in 2016. This decrease was primarily the result of $506 million of debt payments in 2017 compared to $900 million used to make payments on net commercial paper borrowings in 2016. In addition, the Company decreased its dividend to $76 million during 2017 compared to $230 million in 2016.

Other

The effect of the change in exchange rates on cash was an increase (decrease) of ($44) million, $37 million and ($3) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

A summary of the Company’s outstanding contractual obligations at December 31, 2018 is as follows (in millions):

		Payment Due by Period
		Less
	Total	than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Total debt	$2,711	$7	$14	$1,410	$1,280
Operating leases	732	126	194	119	293
Total Contractual Obligations	$3,443	$133	$208	$1,529	$1,573
Commercial Commitments:
Standby letters of credit	$480	$357	$95	$17	$11

As of December 31, 2018, the Company had $98 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 14 to the Consolidated Financial Statements.

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

Revenue Recognition

The majority of the Company’s revenue streams record revenue at a point in time when a performance obligation has been satisfied by transferring control of promised goods or services to a customer. Products and services are sold or rented based upon a fixed or determinable price and do not generally include significant post-delivery obligations. Payment terms and conditions vary by contract type. We have elected to apply the practical expedient that does not require an adjustment for a financing component if, at contract inception, the period between when we transfer the promised goods or service to the customer and when the customer pays for the goods or service is one year or less. Shipping and handling costs are recognized when incurred and are treated as costs to fulfill the original performance obligation.

Revenue is often generated from contracts that include multiple performance obligations. Using significant judgement, the Company considers the degree of customization, integration and interdependency of the related products and services when assessing distinct performance obligations within one contract. Stand-alone selling price (“SSP”) for each distinct performance obligation is generally determined using the price at which the products and services would be sold separately to the customer. Discounts, when provided, are allocated based on the relative SSP of the various products and services.

For revenue that is not recognized at a point in time, the Company follows accounting guidance for revenue recognized over time, as follows:

Revenue Recognition under Long-term Construction Contracts

Revenue is recognized over-time for certain long-term construction contracts in the Completion & Production Solutions and Rig Technologies segments. These contracts include custom designs for customer-specific applications that are unique and require significant engineering efforts.  Revenue is recognized as work progresses on each contract. Right to payment is enforceable for performance completed to date, including a reasonable profit.

We generally use the cost-to-cost (input) measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs.  Under the cost-to-cost measure of progress, progress towards completion of each contract is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. These costs include labor, materials, subcontractors’ costs, and other direct costs.  Any expected losses on a project are recorded in full in the period in which the loss becomes probable.

These long-term construction contracts generally include a significant service of integrating a complex set of tasks and components into a single project or capability, so are accounted for as one performance obligation.

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $65 million for the year ended December 31, 2018 primarily due to change orders.

Service and Repair Work

For service and repair contracts, revenue is recognized over time. We generally use the output method to measure progress on service contracts due to the manner in which the customer receives and derives value from the services provided. For repair contracts, we generally use the cost-to-cost measure of progress because it best depicts the transfer of assets to the customer.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with an original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less.

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,813 million. The Company expects to recognize approximately $887 million in revenue for the remaining performance obligations in 2019 and $926 million in 2020 and thereafter.

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

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenue comes from international oil companies, international shipyards, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2018 and 2017, allowance for bad debts totaled $161 million and $187 million, or 7.1% and 8.5% of gross accounts receivable, respectively.

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

The Company evaluates inventory quarterly using the best information available at the time to inform our assumptions and estimates about future demand and resulting sales volumes, and recognizes reserves as necessary to properly state inventory.   The historically severe oil-industry downturn that started in late 2014 began to stabilize during the second half of 2016, and showed early signs of improvement in many areas in the fourth quarter of 2016 and the first quarter of 2017, before declining slightly in the second quarter of 2017.  The fourth quarter of 2017 saw improvement in oil prices.   These signs of improvement, including conversations with customers about their plans, as well as inquiries and orders for products, provided the Company information with which to assess and adjust assumptions about future demand and market conditions.  We saw clear evidence that a market recovery will favor newer technology and the most efficient equipment, and that certain products across our portfolio, for both land and offshore environments, were less likely to be successful going forward as our customers find footing in their newly competitive landscape.

Based on an update of our assumptions at each point in time related to estimates of future demand, during 2018, 2017, and 2016 we recorded charges for additions to inventory reserves of $49 million, $114 million, and $606 million, respectively, consisting primarily of obsolete and surplus inventories.  At December 31, 2018 and 2017, inventory reserves totaled $644 million and $800 million, or 17.7% and 21.0% of gross inventory, respectively.

Throughout the downturn the Company has continued to invest in developing and advancing products and technologies, contributing to the obsolescence of certain older products in a dramatically-shifted and more highly competitive recovering market, but also ensuring that the portfolio of products and services offered by the Company will meet customer needs in 2019 and beyond.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $6.3 billion of goodwill and $0.4 billion of other intangible assets with indefinite lives as of December 31, 2018. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

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

In 2017, based on the Company’s annual impairment test performed as of October 1, the calculated fair values for all of the Company’s reporting units were substantially in excess of the respective reporting unit’s carrying value. Additionally, the fair value for all of the Company’s intangible assets with indefinite lives were substantially in excess of the respective asset carrying values.

In 2018, based on the annual impairment test, the calculated fair values for all of the Company’s reporting units were substantially in excess of the respective reporting unit’s carrying value with the exception of the Company’s Floating Production Systems business unit. Further deterioration in the offshore turret mooring systems and topside process modules market could lead to an impairment. This business unit has approximately $277 million in goodwill.

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

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and recognizes them when they are incurred. At December 31, 2018 and 2017, service and product warranty accruals totaled $105 million and $135 million, respectively.

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

The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $3,254 million at December 31, 2018. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result.

Recently Issued and Recently Adopted Accounting Standards

See Note 2 – Summary of Significant Accounting Policies (Part IV, Item 15 of this Form 10-K) for further discussion.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2018, 2017 and 2016, the Company reported foreign currency losses of $52 million, $3 million and $10 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency fluctuations may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of our subsidiaries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $24 million and translation exposures totaling $157 million as of December 31, 2018, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $2 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $16 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At December 31, 2018, long term borrowings consisted of $1,394 million in 2.60% Senior Notes and $1,088 million in 3.95% Senior Notes, no commercial paper borrowings and no borrowings against our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Securities and Exchange Commission. These certifications are included herein as Exhibits 31.1 and 31.2.

(ii) Internal Control Over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

The Company’s management report on internal control over financial reporting is set forth in this annual report on Page 52 and is incorporated herein by reference.

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

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2018, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) ('c')
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	21,009,508	$54.13	17,705,830
Equity compensation plans not approved by security holders	—	—	—
Total	21,009,508	$54.13	17,705,830

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)	Financial Statements

The following financial statements are presented in response to Part II, Item 8:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	90

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

101

The following materials from our Annual Report on Form 10-K for the period ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

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

NATIONAL OILWELL VARCO, INC.

Dated: February 14, 2019	By:	/s/ CLAY C. WILLIAMS
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

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 14, 2019

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 14, 2019

/s/ SCOTT K. DUFF Scott K. Duff	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2019

/s/ GREG L. ARMSTRONG	Director	February 14, 2019
Greg L. Armstrong

/s/ MARCELA E. DONADIO	Director	February 14, 2019
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 14, 2019
Ben A. Guill

/s/ JAMES T. HACKETT	Director	February 14, 2019
James T. Hackett
/s/ DAVID D. HARRISON	Director	February 14, 2019
David D. Harrison

/s/ ERIC L. MATTSON	Director	February 14, 2019
Eric L. Mattson

/s/ MELODY B. MEYER	Director	February 14, 2019
Melody B. Meyer

/s/ WILLIAM R. THOMAS	Director	February 14, 2019
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams
Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo
Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas

February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of National Oilwell Varco, Inc.

Opinion on Internal Control over Financial Reporting

We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Oilwell Varco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 14, 2019, expressed an unqualified opinion thereon.

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

February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of National Oilwell Varco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019, expressed an unqualified opinion thereon.

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

Houston, Texas

February 14, 2019

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,427	$1,437
Receivables, net	2,101	2,015
Inventories, net	2,986	3,003
Contract assets	565	495
Prepaid and other current assets	200	267
Total current assets	7,279	7,217
Property, plant and equipment, net	2,797	3,002
Deferred income taxes	11	13
Goodwill	6,264	6,227
Intangibles, net	3,020	3,301
Investment in unconsolidated affiliates	301	309
Other assets	124	137
Total assets	$19,796	$20,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$722	$510
Accrued liabilities	1,088	1,238
Contract liabilities	458	519
Current portion of long-term debt and short-term borrowings	7	6
Accrued income taxes	66	81
Total current liabilities	2,341	2,354
Long-term debt	2,704	2,706
Deferred income taxes	564	677
Other liabilities	298	309
Total liabilities	5,907	6,046
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 383,426,654 and 380,104,970 shares issued and outstanding at December 31, 2018 and December 31, 2017	4	4
Additional paid-in capital	8,390	8,234
Accumulated other comprehensive loss	(1,437)	(1,110)
Retained earnings	6,862	6,966
Total Company stockholders' equity	13,819	14,094
Noncontrolling interests	70	66
Total stockholders’ equity	13,889	14,160
Total liabilities and stockholders’ equity	$19,796	$20,206

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue
Sales	$5,699	$4,948	$5,351
Services	1,612	1,472	1,296
Rental	1,142	884	604
Total	8,453	7,304	7,251
Cost of revenue
Sales	4,883	4,499	5,671
Services	1,257	1,127	835
Rental	869	786	846
Total	7,009	6,412	7,352
Gross profit (loss)	1,444	892	(101)
Selling, general and administrative	1,233	1,169	1,338
Goodwill and intangible asset impairment	—	—	972
Operating profit (loss)	211	(277)	(2,411)
Interest and financial costs	(93)	(102)	(105)
Interest income	25	25	15
Equity loss in unconsolidated affiliates	(3)	(5)	(21)
Other expense, net	(99)	(33)	(101)
Income (loss) before income taxes	41	(392)	(2,623)
Provision (benefit) for income taxes	63	(156)	(207)
Net loss	(22)	(236)	(2,416)
Net income (loss) attributable to noncontrolling interests	9	1	(4)
Net loss attributable to Company	$(31)	$(237)	$(2,412)
Net loss attributable to Company per share:
Basic	$(0.08)	$(0.63)	$(6.41)
Diluted	$(0.08)	$(0.63)	$(6.41)
Cash dividends per share	$0.20	$0.20	$0.61
Weighted average shares outstanding:
Basic	378	377	376
Diluted	378	377	376

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(22)	$(236)	$(2,416)
Other comprehensive income (loss):
Currency translation adjustments	(292)	272	(97)
Derivative financial instruments, net of tax	(21)	46	166
Change in defined benefit plans, net of tax	(14)	24	32
Comprehensive income (loss)	(349)	106	(2,315)
Net income (loss) attributable to noncontrolling interests	9	1	(4)
Comprehensive income (loss) attributable to Company	$(358)	$105	$(2,311)

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(22)	$(236)	$(2,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	690	698	703
Deferred income taxes	(63)	(341)	(198)
Stock-based compensation	110	124	107
Excess tax benefit from stock-based compensation	—	—	7
Equity (income) loss in unconsolidated affiliates	3	5	21
Dividend from unconsolidated affiliate	—	—	6
Goodwill and intangible asset impairment	—	—	972
Provision for inventory losses	49	114	606
Other, net	(7)	20	108
Change in operating assets and liabilities, net of acquisitions:
Receivables	(72)	72	845
Inventories	(7)	229	782
Contract assets	(68)	170	646
Prepaid and other current assets	67	130	102
Accounts payable	196	86	(243)
Accrued liabilities	(186)	(130)	(773)
Contract liabilities	(62)	(160)	(366)
Income taxes payable	(15)	(44)	(146)
Other assets/liabilities, net	(92)	95	197
Net cash provided by operating activities	521	832	960
Cash flows from investing activities:
Purchases of property, plant and equipment	(244)	(192)	(284)
Business acquisitions, net of cash acquired	(280)	(86)	(230)
Other, net	67	33	26
Net cash used in investing activities	(457)	(245)	(488)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	—	3,972
Payments against lines of credit and other debt	(8)	(506)	(4,872)
Cash dividends paid	(76)	(76)	(230)
Activity under stock incentive plans	54	(3)	4
Excess tax benefit from stock-based compensation	—	—	(7)
Other	—	(10)	(8)
Net cash used in financing activities	(30)	(595)	(1,141)
Effect of exchange rates on cash	(44)	37	(3)
Increase (decrease) in cash and cash equivalents	(10)	29	(672)
Cash and cash equivalents, beginning of period	1,437	1,408	2,080
Cash and cash equivalents, end of period	$1,427	$1,437	$1,408
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$90	$97	$101
Income taxes	$64	$50	$181

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2015	376	$4	$8,005	$(1,553)	$9,927	$16,383	$77	$16,460
Net income (loss)	—	—	—	—	(2,412)	(2,412)	(4)	(2,416)
Other comprehensive income (loss), net	—	—	—	101	—	101	—	101
Cash dividends, $0.61 per common share	—	—	—	—	(230)	(230)	—	(230)
Noncontrolling interest	—	—	—	—	—	—	(10)	(10)
Stock-based compensation	—	—	87	—	—	87	—	87
Common stock issued	2	—	4	—	—	4	—	4
Stock issued in acquisition	1	—	18	—	—	18	—	18
Withholding taxes	—	—	(4)	—	—	(4)	—	(4)
Excess tax benefit from stock-based compensation	—	—	(7)	—	—	(7)	—	(7)
Balance at December 31, 2016	379	$4	$8,103	$(1,452)	$7,285	$13,940	$63	$14,003
Net income (loss)	—	—	—	—	(237)	(237)	1	(236)
Other comprehensive income (loss), net	—	—	—	342	—	342	—	342
Cash dividends, $0.20 per common share	—	—	—	—	(76)	(76)	—	(76)
Adoption of new accounting standards	—	—	1	—	(6)	(5)	—	(5)
Noncontrolling interest	—	—	—	—	—	—	2	2
Stock-based compensation on tender offer	—	—	20	—	—	20	—	20
Stock-based compensation	—	—	105	—	—	105	—	105
Common stock issued	1	—	13	—	—	13	—	13
Withholding taxes	—	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2017	380	$4	$8,234	$(1,110)	$6,966	$14,094	$66	$14,160
Net loss	—	—	—	—	(31)	(31)	9	(22)
Other comprehensive loss, net	—	—	—	(327)	—	(327)	—	(327)
Cash dividends, $0.20 per common share	—	—	—	—	(76)	(76)	—	(76)
Adoption of new accounting standards	—	—	—	—	3	3	—	3
Noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Stock-based compensation on tender offer	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	110	—	—	110	—	110
Common stock issued	3	—	54	—	—	54	—	54
Withholding taxes	—	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2018	383	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value using the first-in, first-out or average cost methods. Inventories consist of raw materials and supplies, work-in-process and finished goods and purchased products. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are limited. The Company evaluates inventory quarterly using the best information available at the time to inform our assumptions and estimates about future demand and resulting sales volumes, and recognizes reserves as necessary to properly state inventory.

Based on an update of our assumptions at each point in time related to estimates of future demand, we recorded charges for additions to inventory reserves of $49 million, $114 million, and $606 million for the years ended December 31, 2018, 2017, and 2016, respectively, consisting primarily of obsolete and surplus inventories.  At December 31, 2018 and 2017, inventory reserves totaled $644 million and $800 million, or 17.7% and 21.0% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense, which includes the amortization of assets recorded under capital leases, was $349 million, $359 million and $370 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accumulated depreciation of $2,687 million as of December 31, 2018 included accumulated depreciation of $30 million for capital leases. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the consolidated financial statements.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Impairments of long-lived assets were $21 million, $10 million and $54 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Acquisitions and Investments

Acquisitions of businesses are accounted for using the acquisition method of accounting, and the financial statements include the results of the acquired operations from the respective dates of acquisition.

The purchase price of the acquired entities is preliminarily allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of cost over the fair value of net assets acquired, including intangibles, recognized as goodwill. Subsequent changes to preliminary amounts are made prospectively.

The Company paid cash of $280 million, $86 million and $230 million for acquisitions for the years ended December 31, 2018, 2017 and 2016, respectively. These acquisitions did not have a material effect on the Company’s operating results, cash flows or financial position

Foreign Currency

Certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency.  The functional currency for most of our foreign operations is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $52 million, $3 million and $10 million for the years ending December 31, 2018, 2017 and 2016, respectively, and are included in other income (expense) in the accompanying statement of income.

Revenue Recognition

The majority of the Company’s revenue streams record revenue at a point in time when a performance obligation has been satisfied by transferring control of promised goods or services to a customer. Products and services are sold or rented based upon a fixed or determinable price and do not generally include right of return or other significant post-delivery obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Payment terms and conditions vary by contract type. We have elected to apply the practical expedient that does not require an adjustment for a financing component if, at contract inception, the period between when we transfer the promised goods or service to the customer and when the customer pays for the goods or service is one year or less. Shipping and handling costs are recognized when incurred and are treated as costs to fulfill the original performance obligation instead of as a separate performance obligation.

Revenue is often generated from contracts that include multiple performance obligations. Using significant judgement, the Company considers the degree of customization, integration and interdependency of the related products and services when assessing distinct performance obligations within one contract. Stand-alone selling price (“SSP”) for each distinct performance obligation is generally determined using the price at which the products and services would be sold separately to the customer. Discounts, when provided, are allocated based on the relative SSP of the various products and services.

For revenue that is not recognized at a point in time, the Company follows accounting guidance for revenue recognized over time, as follows:

Revenue Recognition under Long-term Construction Contracts

Revenue is recognized over-time for certain long-term construction contracts in the Completion & Production Solutions and Rig Technologies segments. These contracts include custom designs for customer-specific applications that are unique and require significant engineering efforts.  Revenue is recognized as work progresses on each contract. Right to payment is enforceable for performance completed to date, including a reasonable profit.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost (input) measure of progress for our contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs.  Under the cost-to-cost measure of progress, progress towards completion of each contract is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. These costs include labor, materials, subcontractors’ costs, and other direct costs.  Any expected losses on a project are recorded in full in the period in which the loss becomes probable.

These long-term construction contracts generally include a significant service of integrating a complex set of tasks and components into a single project or capability, so are accounted for as one performance obligation.

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $65 million for the year ended December 31, 2018 primarily due to change orders.

Service and Repair Work

For service and repair contracts, revenue is recognized over time. We generally use the output method to measure progress on service contracts due to the manner in which the customer receives and derives value from the services provided. For repair contracts, we generally use the cost-to-cost measure of progress because it best depicts the transfer of assets to the customer.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with an original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less.

As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,813 million. The Company expects to recognize approximately $887 million in revenue for the remaining performance obligations in 2019 and $926 million in 2020 and thereafter.

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

Service and Product Warranties

The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and accrues for them when they are encountered. The Company monitors the actual cost of performing these discretionary services and adjusts the accrual based on the most current information available.

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2016	$172
Net provisions for warranties issued during the year	46
Amounts incurred	(86)
Currency translation adjustments	3
Balance at December 31, 2017	$135
Net provisions for warranties issued during the year	38
Amounts incurred	(67)
Currency translation adjustments	(1)
Balance at December 31, 2018	$105

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $161 million and $187 million at December 31, 2018 and 2017, respectively.

Stock-Based Compensation

Compensation expense for the Company’s stock-based compensation plans is measured using the fair value method. The fair value of stock option grants and restricted stock is amortized to expense using the straight-line method over the shorter of the vesting period or the remaining employee service period.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to, estimated losses on accounts receivable, estimated costs and related margins of projects accounted for over time, estimated realizable value on excess and obsolete inventory, contingencies, estimated liabilities for litigation exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to Company	$(31)	$(237)	$(2,412)
Denominator:
Basic—weighted average common shares outstanding	378	377	376
Dilutive effect of employee stock options and other unvested stock awards	—	—	—
Diluted outstanding shares	378	377	376
Basic loss attributable to Company per share	$(0.08)	$(0.63)	$(6.41)
Diluted loss attributable to Company per share	$(0.08)	$(0.63)	$(6.41)
Cash dividends per share	$0.20	$0.20	$0.61

Net loss attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2018, 2017 and 2016 and therefore not excluded from net loss attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 20 million, 12 million, and 14 million at December 31, 2018, 2017 and 2016, respectively.

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

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU proscribes a five-step model for determining when and how revenue is recognized. Under the model, an entity will recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2017. The Company adopted this update on January 1, 2018, using the modified retrospective approach, in which an immaterial cumulative effect adjustment was made to retained earnings.  The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018.

Recently Issued Accounting Standards

In August 2017, the FASB issued Accounting Standard Update No. 2017-12 “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). This update improves the financial reporting of hedging relationships and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of ASU 2017-12. The Company will adopt ASU No. 2017-12 effective January 1, 2019 with an immaterial effect on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASC Topic 842, “Leases” (ASC Topic 842), which supersedes the lease requirements in ASC Topic No. 840 “Leases” and most industry-specific guidance. This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC Topic 842 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.

The Company’s internal team, assisted by an accounting and consulting firm, has implemented and is testing new software, processes, procedures and controls to correctly account for leases under the new requirements. We currently estimate implementing ASC Topic 842 in the first quarter of 2019 will gross-up the Company’s balance sheet with additional assets and liabilities in the range of approximately $500 to $650 million. Implementing the new standard will not affect the Company’s compliance with the debt-to-capitalization covenant of our $3 billion revolving credit facility (see Note 8) because that agreement grandfathers the prior treatment of operating leases for purposes of the calculation.

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

At December 31, 2018, the Company has determined that the fair value of its derivative financial instruments representing assets of $6 million and liabilities of $36 million (currency related derivatives) are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2018, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $30 million.

At December 31, 2018, the Company’s financial instruments do not contain any credit-risk-related or other contingent features that could cause accelerated payments when the Company’s financial instruments are in net liability positions. We do not use derivative financial instruments for trading or speculative purposes.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge nonfunctional currency cash flows from forecasted revenues and expenses (in millions):

	Currency Denomination
Foreign Currency	December 31, 2018		December 31, 2017
Norwegian Krone	NOK	4,118	NOK	4,013
Japanese Yen	JPY	121	JPY	982
U.S. Dollar	USD	96	USD	163
Euro	EUR	71	EUR	120
Danish Krone	DKK	14	DKK	30
British Pound Sterling	GBP	9	GBP	11

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

The Company had the following outstanding foreign currency forward contracts that hedge the fair value of nonfunctional currency monetary accounts (in millions):

	Currency Denomination
Foreign Currency	December 31, 2018		December 31, 2017
Norwegian Krone	NOK	1,111	NOK	1,734
U.S. Dollar	USD	535	USD	463
Mexican Peso	MXN	204	MXN	—
South African Rand	ZAR	124	ZAR	150
Euro	EUR	101	EUR	99
Danish Krone	DKK	21	DKK	15
British Pound Sterling	GBP	3	GBP	3
Russian Ruble	RUB	—	RUB	2,699

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Fair Values of Derivative Instruments (In millions)
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2018	2017	Location	2018	2017
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$2	$13	Accrued liabilities	$17	$3
Foreign exchange contracts	Other Assets	—	8	Other Liabilities	11	2
Total derivatives designated as hedging instruments under ASC Topic 815		$2	$21		$28	$5
Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$4	$10	Accrued liabilities	$6	$5
Foreign exchange contracts	Other Assets	—	2	Other Liabilities	2	1
Total derivatives not designated as hedging instruments under ASC Topic 815		$4	$12		$8	$6
Total derivatives		$6	$33		$36	$11

The Effect of Derivative Instruments on the Consolidated Statements of Income (Loss) ($ in millions)
						Location of Gain (Loss)
						Recognized in Income on	Amount of Gain (Loss)
			Location of Gain (Loss)			Derivatives (Ineffective	Recognized in Income on
			Reclassified from	Amount of Gain (Loss)		Portion and Amount	Derivatives (Ineffective
Derivatives Designated as	Amount of Gain (Loss)		Accumulated OCI into	Reclassified from		Excluded from	Portion and Amount
Hedging Instruments under	Recognized in OCI on		Income	Accumulated OCI into		Effectiveness	Excluded from
ASC Topic 815	Derivatives (Effective Portion) (a)		(Effective Portion)	Income (Effective Portion)		Testing)	Effectiveness Testing) (b)
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2018	2017		2018	2017		2018	2017
			Revenue	(2)	8	Cost of revenue	2	7
Foreign exchange contracts	(25)	56	Cost of revenue	4	(19)	Other income (expense), net	(9)	2
Total	(25)	56		2	(11)		(7)	9

Derivatives Not Designated as	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income	Recognized in Income on
ASC Topic 815	on Derivatives	Derivatives
		Years Ended December 31,
		2018	2017
Foreign exchange contracts	Other income (expense), net	(30)	58
Total		(30)	58

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2018	2017
Raw materials and supplies	$614	$656
Work in process	501	513
Finished goods and purchased products	1,871	1,834
Total	$2,986	$3,003

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2018	2017
Land		$227	$252
Buildings and improvements	5-35 Years	1,271	1,340
Operating equipment	3-15 Years	3,140	3,169
Rental equipment	3-12 Years	597	581
Capital leases	20-24 Years	249	219
		5,484	5,561
Less: Accumulated Depreciation		(2,687)	(2,559)
		$2,797	$3,002

6. Goodwill and Intangible Assets

Intangible Assets

The Company has approximately $6.3 billion of goodwill and $3.0 billion of identified intangible assets at December 31, 2018.

Goodwill is identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2016	$2,874	$2,058	$1,135	$6,067
Goodwill acquired and adjusted during period	37	41	11	89
Currency translation adjustments	45	23	3	71
Balance at December 31, 2017	$2,956	$2,122	$1,149	$6,227
Goodwill acquired and adjusted during period	64	(33)	71	102
Currency translation adjustments	(9)	(48)	(8)	(65)
Balance at December 31, 2018 (1)	$3,011	$2,041	$1,212	$6,264
(1)	Accumulated goodwill impairment was $2,457 million as of December 31, 2018.

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $336 million, $319 million, $308 million, $302 million, and $280 million for the next five years. Included in intangible assets are $383 million of indefinite-lived trade names.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2016	$2,064	$1,191	$275	$3,530
Additions to intangible assets	18	41	2	61
Amortization	(208)	(108)	(23)	(339)
Currency translation adjustments	9	36	4	49
Balance at December 31, 2017	$1,883	$1,160	$258	$3,301
Additions to intangible assets	41	3	55	99
Amortization	(201)	(111)	(29)	(341)
Currency translation adjustments	12	(47)	(4)	(39)
Balance at December 31, 2018	$1,735	$1,005	$280	$3,020

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2017:
Customer relationships	$4,074	$(2,118)	$1,956
Trademarks	885	(317)	568
Patents	602	(384)	218
Indefinite-lived trade names	384	—	384
Other	499	(324)	175
Total identified intangibles	$6,444	$(3,143)	$3,301
December 31, 2018:
Customer relationships	$4,078	$(2,352)	$1,726
Trademarks	891	(341)	550
Patents	661	(414)	247
Indefinite-lived trade names	383	—	383
Other	491	(377)	114
Total identified intangibles	$6,504	$(3,484)	$3,020

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and intangibles with indefinite lives are not amortized. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently as needed when events or changes have occurred that would suggest an impairment of carrying value, by determining whether the fair values of the applicable reporting units exceed their carrying values.

The impairment analysis compares the reporting unit’s carrying value to the respective fair value. Fair value of the reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow.

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

In 2018, based on the annual impairment test, the calculated fair values for all of the Company’s reporting units were substantially in excess of the respective reporting unit’s carrying value with the exception of the Company’s Floating Production Systems business unit. Further deterioration in the offshore turret mooring systems and topside process modules market could lead to an impairment. This business unit has approximately $277 million in goodwill.

In July 2016, as a result of market indicators identified in the third quarter, the Company completed a step one impairment analysis for its Rig Offshore reporting unit and calculated a fair value below its carrying value requiring a step two analysis. The analysis compares the implied fair value of goodwill of a reporting unit to the carrying value of goodwill for the reporting unit. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Based on the step two analysis performed for the Rig Offshore reporting unit, the Company recorded a $972 million write-down of goodwill during the third quarter.

Management reviews finite-lived intangibles for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the finite-lived intangibles are estimated over the intangible asset’s useful life based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the finite-lived intangible asset may not be recoverable, the potential impairment is measured at fair value.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2018	2017
Vendor costs	$127	$150
Compensation	331	345
Taxes (non income)	124	152
Warranty	105	135
Insurance	55	74
Fair value of derivatives	23	8
Commissions	34	58
Interest	7	7
Other	282	309
Total	$1,088	$1,238

8. Debt

Debt consists of (in millions):

	December 31,
	2018	2017
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	1,394	1,392
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,088	1,088
Capital Leases and other debt	229	232
Total debt	2,711	2,712
Less current portion	7	6
Long-term debt	$2,704	$2,706

Principal payments of debt and capital leases for years subsequent to 2018 are as follows (in millions):

2019	$7
2020	7
2021	7
2022	1,402
2023	8
Thereafter	1,280
$2,711

See Note 11 for additional details on future lease payments specific to capital leases.

On June 27, 2017, the Company entered into a new $3.0 billion credit agreement evidencing a five-year unsecured revolving credit facility, which expires on June 27, 2022, with a syndicate of financial institutions. This new credit facility replaced the Company’s previous $4.5 billion revolving credit facility.  The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase.  Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate.  The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2018, the Company was in compliance with a debt-to-capitalization ratio of 16.3%.

On November 29, 2017, the Company repaid in its entirety the $500 million of its 1.35% unsecured Senior Notes using available cash balances.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At December 31, 2018, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $480 million of outstanding letters of credit at December 31, 2018, primarily in the U.S. and Norway, that are under various bilateral committed letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2018 and 2017, the fair value of the Company’s unsecured Senior Notes approximated $2,211 million and $2,346 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2018 and 2017, the carrying value of the Company’s unsecured Senior Notes approximated $2,482 million and $2,480 million, respectively.

9. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2018, 2017 and 2016, expenses for defined-contribution plans were $68 million, $64 million, and $66 million, respectively, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. Approximately 43 employees represented by certain collective bargaining agreements continue to accrue benefits under the plan. In addition, approximately 1,694 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Except for two locations represented by certain collective bargaining agreements, active employees are ineligible to participate in any of these U.S. defined benefit plans. Active employees based in the United Kingdom are ineligible to participate in any defined benefit plans.

During 2016, the Company settled its Norway defined benefit plan and transferred all participants to the defined-contribution plan.  The impact on the defined benefit plans is reflected in the table below.

Net periodic benefit cost for our defined benefit plans aggregated ($3) million, $1 million and $5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2018 and 2017, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2018	2017	2018	2017
Benefit obligation at beginning of year	$633	$622	$62	$92
Service cost	1	1	—	—
Interest cost	18	20	2	3
Actuarial loss (gain)	(24)	6	(8)	(17)
Benefits paid	(40)	(31)	(13)	(14)
Participants contributions	—	—	2	2
Exchange rate loss (gain)	(15)	30	—	—
Plan amendments	4	—	—	—
Curtailments	—	—	—	(4)
Settlements	(2)	(15)	—	—
Benefit obligation at end of year	$575	$633	$45	$62
Fair value of plan assets at beginning of year	$588	$543	$—	$—
Actual return	(21)	57	—	—
Benefits paid	(40)	(31)	(13)	(14)
Company contributions	5	11	11	12
Participants contributions	—	—	2	2
Exchange rate gain (loss)	(13)	24	—	—
Settlements	(2)	(15)	—	—
Other	—	(1)	—	—
Fair value of plan assets at end of year	$517	$588	$—	$—
Funded status	$(58)	$(45)	$(45)	$(62)
Accumulated benefit obligation at end of year	$572	$630

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

Years Ended December 31,
	2018	2017
Discount rate:
United States plan	3.90% - 4.20%	3.00% - 3.60%
International plans	1.80% - 2.90%	1.80% - 2.40%
Salary increase:
United States plan	N/A	N/A
International plans	1.80% - 3.40%	1.80% - 3.30%

The assumption rates used for net periodic benefit costs are as follows:

Years Ended December 31,
	2018	2017	2016
Discount rate:
United States plan	3.00% - 3.60%	3.10% - 4.00%	3.20% - 4.20%
International plans	1.80% - 2.40%	1.80% - 2.80%	2.20% - 3.70%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	1.80% - 3.30%	1.80% - 3.50%	2.00% - 4.20%
Expected return on assets:
United States plan	5.60%	5.60%	5.60%
International plans	1.80% - 4.00%	1.80% - 3.00%	1.80% - 3.00%

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

The Company expects to pay future benefit amounts on its defined benefit plans of approximately $33 million for each of the next five years and aggregate payments of $319 million.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2017:
Equity securities	$161	$—	$161	$—
Bonds	284	—	284	—
Other (insurance contracts)	143	—	82	61
Total Fair Value Measurements	$588	$—	$527	$61
December 31, 2018:
Equity securities	$140	$—	$140	$—
Bonds	209	—	209	—
Other (insurance contracts)	168	—	113	55
Total Fair Value Measurements	$517	$—	$462	$55

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgement about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2016	$53
Actual return on plan assets still held at reporting date	2
Purchases, sales and settlements	(1)
Currency translation adjustments	7
Balance at December 31, 2017	$61
Actual return on plan assets still held at reporting date	(1)
Purchases, sales and settlements	(2)
Currency translation adjustments	(3)
Balance at December 31, 2018	$55

10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2015	$(1,279)	$(205)	$(69)	$(1,553)
Accumulated other comprehensive income (loss) before reclassifications	(97)	32	35	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	—	134	(3)	131
Balance at December 31, 2016	$(1,376)	$(39)	$(37)	$(1,452)
Accumulated other comprehensive income (loss) before reclassifications	272	41	25	338
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(1)	4
Balance at December 31, 2017	$(1,104)	$7	$(13)	$(1,110)
Accumulated other comprehensive income (loss) before reclassifications	(298)	(19)	(13)	(330)
Amounts reclassified from accumulated other comprehensive income (loss)	6	(2)	(1)	3
Balance at December 31, 2018	$(1,396)	$(14)	$(27)	$(1,437)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Years Ended December 31,
	2018				2017				2016
	Currency	Derivative	Defined		Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$2	$—	$2	$—	$(8)	$—	(8)	$—	$(5)	$—	$(5)
Cost of revenue	—	(6)	—	(6)	—	12	—	12	—	191	—	191
Selling, general, and administrative	—	—	(1)	(1)	—	—	(1)	(1)	—	—	(5)	(5)
Other income (expense), net	6	—	—	6	—	—	—	—	—	—	—	—
Tax effect	—	2	—	2	—	1	—	1	—	(52)	2	(50)
	$6	$(2)	$(1)	$3	$—	$5	$(1)	$4	$—	$134	$(3)	$131

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or (loss). For the years ended December 31, 2018 and 2016, a majority of these local currencies weakened against the U.S. dollar, while for the year ended December 31, 2017, a majority of these local currencies strengthened against the U.S. dollar. Other comprehensive income (loss) was ($298) million, $272 million and ($97) million for the years ended December 31, 2018, 2017 and 2016, respectively. Due to the sale of a non-core industrial business, $6 million of currency translation losses were reclassified from accumulated other comprehensive income (loss) into other income (expense), net in the Consolidated Statements of Income (Loss) for the year ended December 31, 2018.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions to which they are designed to hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value for open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current or prior periods. The accumulated effect was other comprehensive income (loss) of ($21) million (net of $2 million tax), $46 million (net of $13 million tax) and $166 million (net of $65 million tax) for the years ended December 31, 2018, 2017 and 2016.

11. Commitments and Contingencies

Our business is affected both directly and indirectly by governmental laws and regulations relating to the oilfield service industry in general, as well as by environmental and safety regulations that specifically apply to our business. We have not incurred material unreserved costs in connection with our compliance with such laws. However, there can be no assurance that other developments, such as new environmental laws, regulations and enforcement policies may not result in additional, presently unquantifiable, costs or liabilities to us.

The Company is involved in various other claims, internal investigations, regulatory agency audits and pending or threatened legal actions involving a variety of matters. In many instances, the Company maintains insurance that covers claims arising from risks associated with the business activities of the Company, including claims for premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover such risks. See Item 1A. Risk Factors.

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

As of December 31, 2018, the Company recorded reserves in an amount believed to be sufficient for contingent liabilities representing all contingencies believed to be probable. The Company has also assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for and except for the specific cases referred to above, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.

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

The on-going, publicly disclosed investigations in Brazil may continue to adversely impact our shipyard customers, their customers, entities providing financing for our shipyard customers and/or entities in the supply chain. We have executed settlements with several shipyard customers since December 28, 2015 concerning contracts for the supply of drilling equipment packages for 16 drillship construction projects in Brazil (collectively the “Supply Contracts”).  Pursuant to the terms of the settlements, the Supply Contracts have been terminated.  We did not take a charge as a result of the settlement and, on a net basis, there was no change to our prior estimates on our Brazil contracts impacting income. Though there have not been any material developments in some time, the situation in Brazil involves political and judicial uncertainty and could develop in ways that are presently unknown or unforeseen.

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2041. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $212 million, $209 million, and $246 million in 2018, 2017 and 2016, respectively.

Future minimum lease commitments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2018, are payable as follows (in millions):

	Capital Lease	Operating Lease
	Payments	Payments
2019	$15	$126
2020	15	106
2021	15	88
2022	15	68
2023	15	51
Thereafter	262	293
Total future lease commitments	$337	$732

12. Common Stock

National Oilwell Varco has authorized 1 billion shares of $0.01 par value common stock. The Company also has authorized 10 million shares of $0.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $76 million for each of the years ended December 31, 2018 and 2017. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the

Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $110 million, $124 million and $107 million for 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the consolidated statements of income for all share-based compensation arrangements was $16 million, $24 million and $30 million for 2018, 2017 and 2016, respectively.

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

The Company’s other stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 17.8 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and SARs reduces the number of available shares under the 2015 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At December 31, 2018, approximately 17.7 million shares were available for future grants.

Stock Options

Options granted under our stock option plan generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant.

We also have an inactive stock option plan that was acquired in connection with the acquisition of Grant Prideco in 2008. We converted the outstanding stock options under this plan to options to acquire our common stock and no further options are being issued under this plan. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plan and stock plans of acquired companies. Options outstanding at December 31, 2018 under the stock option plans have exercise prices between $23.94 and $77.99 per share, and expire at various dates from February 21, 2019 to February 29, 2028.

The following summarizes options activity:

	Years Ended December 31,
	2018		2017		2016
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	22,472,047	$48.99	17,439,060	$54.08	15,430,307	$59.50
Granted	1,610,599	35.09	6,961,041	36.51	3,672,411	28.26
Forfeited	(1,318,380)	57.56	(1,482,531)	55.22	(1,517,065)	49.95
Exercised	(1,754,758)	44.12	(445,523)	29.83	(146,593)	28.53
Shares under option at end of year	21,009,508	$48.88	22,472,047	$48.99	17,439,060	$54.08
Exercisable at end of year	15,223,029	$54.13	14,309,944	$55.00	9,828,897	$61.56

The following summarizes information about stock options outstanding at December 31, 2018:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$23.94 - $55.00	6.81	15,179,485	$40.68	9,393,006	$44.14
$55.01 - $70.00	4.69	3,658,652	66.82	3,658,652	66.82
$70.01 - $77.99	2.69	2,171,371	75.95	2,171,371	75.95
Total	6.01	21,009,508	$48.88	15,223,029	$54.13

The weighted-average fair value of options granted during 2018, 2017 and 2016, was approximately $10.01, $9.68 and $6.44 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2018 and 2017 was $54 million and $13 million, respectively.

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

	Years Ended December 31,
Valuation Assumptions:	2018	2017	2016
Expected volatility	31.8%	36.1%	48.6%
Risk-free interest rate	2.7%	2.2%	1.2%
Expected dividend yield	0.6%	0.6%	6.5%
Expected term (in years)	4.3	3.0	3.0

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

The following summary presents information regarding outstanding options at December 31, 2018 and changes during 2017 with regard to options under all stock option plans:

		Weighted- Average	Weighted Average Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2017	22,472,047	$48.99	6.66	$34,186,368
Granted	1,610,599	$35.09
Forfeited	(1,318,380)	$57.56
Exercised	(1,754,758)	$44.12
Outstanding at December 31, 2018	21,009,508	$48.88	6.01	$458,576
Exercisable at December 31, 2018	15,223,029	$54.13	5.24	$458,576

At December 31, 2018, total unrecognized compensation cost related to nonvested stock options was $25 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2018, 2017 and 2016 was approximately $26 million, $70 million and $61 million, respectively. Cash received from option exercises for 2018, 2017 and 2016 was $54 million, $13 million and $4 million, respectively. The actual tax benefit (expense) realized for the tax deductions from option exercises totaled $2 million, (2) million, and $nil for 2018, 2017 and 2016, respectively.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2018		2017
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,493,689	$28.41	4,341,740	$28.32
Granted	14,228	35.09	14,400	38.86
Forfeited	(83,124)	28.32	(283,822)	28.35
Exercised	(25,491)	42.61	(2,578,629)	34.72
Shares under SARs at end of year	1,399,302	$28.49	1,493,689	$28.41
Exercisable at end of year	165,755	$28.57	75,102	$28.33

The expense recognized in 2018, 2017, and 2016 was nil, $8 million, and $20 million, respectively.  There was no liability for cash-settled SARs at December 31, 2018.

Restricted Shares

The Company issues restricted stock awards and restricted stock units to officers and key employees in addition to stock options. On February 28, 2018, the Company granted 2,391,933 shares of restricted stock and restricted stock units with a fair value of $35.09 per share; and performance share awards to senior management employees with potential payouts varying from zero to 449,532 shares. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX (Oil Service Sector) index for the three-year performance period.

On May 11, 2018, the Company granted 35,432 restricted stock awards under the 2018 Plan with a fair value of $40.65 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

The following summary presents information regarding outstanding restricted shares:

	Years Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	4,889,678	$37.04	4,563,983	$41.10	1,969,250	$61.53
Granted	2,657,115	35.17	1,738,589	38.74	3,384,325	31.59
Vested	(1,242,682)	34.86	(1,018,206)	34.84	(565,202)	29.32
Forfeited	(389,251)	57.56	(394,688)	55.22	(224,390)	49.95
Nonvested at end of year	5,914,860	$34.41	4,889,678	$37.04	4,563,983	$41.10

The weighted-average grant day fair value of restricted stock awards and restricted stock units granted during the years ended 2018, 2017 and 2016 was $35.17, $38.74 and $31.59 per share, respectively. There were 1,242,682, 1,018,206 and 565,202 restricted stock awards that vested during 2018, 2017 and 2016, respectively. At December 31, 2018, there was approximately $108 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

13.	Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada (in millions):

	Year Ended December 31, 2018
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,817	$1,302	$663	$—	$3,782
International	1,345	1,543	1,783	—	4,671
Eliminations	73	86	129	(288)	—
	$3,235	$2,931	$2,575	$(288)	$8,453

Land	$2,683	$1,985	$854	$—	$5,522
Offshore	479	860	1,592	—	2,931
Eliminations	73	86	129	(288)	—
	$3,235	$2,931	$2,575	$(288)	$8,453

	Year Ended December 31, 2017
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,408	$1,093	$545	$—	$3,046
International	1,116	1,528	1,614	—	4,258
Eliminations	53	51	93	(197)	—
	$2,577	$2,672	$2,252	$(197)	$7,304

Land	$2,047	$1,752	$740	$—	$4,539
Offshore	477	869	1,419	—	2,765
Eliminations	53	51	93	(197)	—
	$2,577	$2,672	$2,252	$(197)	$7,304

	Year Ended December 31, 2016
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$925	$793	$460	$—	$2,178
International	1,104	1,404	2,565	—	5,073
Eliminations	170	44	85	(299)	—
	$2,199	$2,241	$3,110	$(299)	$7,251

Land	$1,497	$1,342	$819	$—	$3,658
Offshore	532	855	2,206	—	3,593
Eliminations	170	44	85	(299)	—
	$2,199	$2,241	$3,110	$(299)	$7,251

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2018, 2017, or 2016.

Contract Assets and Liabilities

Contract assets include unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. There were no impairment losses recorded on contract assets for the years ending December 31, 2018 and 2017.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue. For the balance at December 31, 2017, we reclassified $240 million of advance payments and deferred revenue from accrued liabilities to contract liabilities to conform with the 2018 presentation.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

Contract Assets
Balance at December 31, 2017	$495
Additions and Milestone Billings	(948)
Revenue Recognized	1,094
Currency translation adjustments and other	(76)
Balance at December 31, 2018	$565

Contract Liabilities
Balance at December 31, 2017	$519
Additions and Milestone Billings	861
Revenue Recognized	(798)
Currency translation adjustments and other	(124)
Balance at December 31, 2018	$458

14. Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. We recognized an income tax benefit of $242 million in the year ended December 31, 2017 associated with the revaluation of our net deferred tax liability. The one-time Transition Tax, Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”) and IRC Section 163(j) interest limitation do not impact our cash taxes or total tax expense for the years ended December 31, 2018 and 2017, respectively.

The accounting for the initial impact of the Act is complete. SAB 118 provided for a one-year period to complete the accounting for this expansive new law. Final accounting did not have a material impact to cash tax or total tax expense, but the finalization of the transition tax inclusions in our 2017 and 2018 tax returns, along with recording the impact of tax regulations released in 2018, impacted our foreign tax credit carryforward position. However, our excess foreign tax credits carry a full valuation allowance as we currently estimate that they will expire unutilized. Accordingly, the true-ups only impact the total foreign tax credits recorded and related valuation allowance and do not impact the income tax provision on a net basis. The movement in the valuation allowance during 2018 included the impact of our foreign tax credit carryover position in response to new treasury regulations and finalization of our transition tax calculations.

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Domestic	$(168)	$(470)	$(2,095)
Foreign	209	78	(528)
	$41	$(392)	$(2,623)

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(5)	$23	$(79)
State	(3)	1	(4)
Foreign	134	161	74
Total current income tax provision	126	185	(9)
Deferred:
Federal	11	(332)	(132)
State	-	(2)	(7)
Foreign	(74)	(7)	(59)
Total deferred income tax provision	(63)	(341)	(198)
Total income tax provision	$63	$(156)	$(207)

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Federal income tax at U.S. statutory rate	$9	$(137)	$(918)
Foreign income tax rate differential	(3)	(21)	32
Goodwill impairment	—	—	271
Nondeductible expenses	20	38	30
Foreign dividends, net of foreign tax credits	27	(132)	(25)
Tax rate change on timing differences	(7)	(245)	(8)
Change in uncertain tax positions	(5)	81	11
Prior years taxes	(13)	(26)	(29)
Tax impact on foreign exchange	(3)	5	(4)
Change in deferred tax valuation allowance	49	280	476
State income taxes - net of federal benefit	(3)	(1)	(10)
Tax exempt income	(5)	-	(7)
Income tax credits	(3)	(4)	-
Other	—	6	(26)
Total income tax provision	$63	$(156)	$(207)

The effective tax rate for the year ended December 31, 2018 was 153.7%, compared to 39.8% for 2017.  For the year ended December 31, 2018, valuation allowances established on deferred tax assets and tax due on foreign income not offset by foreign tax credits resulted in a higher effective tax rate than the U.S. statutory rate. For the year ended December 31, 2017, the revaluation of net deferred tax liabilities in the U.S. partially offset by valuation allowances established on foreign tax credits generated during the year, when applied to losses resulted in a higher effective tax rate than the U.S. statutory rate.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Allowances and operating liabilities	$293	$355
Net operating loss carryforwards	182	182
Postretirement benefits	30	31
Tax credit carryforwards	768	1,002
Other	95	78
Valuation allowance	(955)	(1,202)
Total deferred tax assets	413	446
Deferred tax liabilities:
Tax over book depreciation	139	174
Intangible assets	688	716
Deferred income	70	111
Accrued tax on unremitted earnings	17	17
Other	52	92
Total deferred tax liabilities	966	1,110
Net deferred tax liability	$553	$664

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Unrecognized tax benefit at beginning of year	$132	$78	$46
Gross increase for current period tax positions	15	10	3
Gross increase for tax positions in prior years	31	64	65
Gross decrease for tax positions in prior years	(10)	(14)	(21)
Settlements	(69)	—	(3)
Lapse of statute of limitations	(1)	(6)	(12)
Unrecognized tax benefit at end of year	$98	$132	$78

The balance of unrecognized tax benefits at December 31, 2018, 2017 and 2016 was $98 million, $132 million and $78 million, respectively. For the year ended December 31, 2018, the settlement of a foreign jurisdiction audit resulted in a $69 million decrease in uncertain tax provisions. Accruals related to foreign jurisdiction audits of prior years resulted in uncertain tax position increases of $64 million and $65 million in 2017 and 2016.

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a benefit to the effective tax rate. The Company anticipates that it is reasonably possible that the amount of unrecognized tax benefits may decrease by up to $7 million in the next twelve months due to settlements and conclusions of tax examinations. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2018, 2017 and 2016, we recorded income tax expense of nil, $17 million and $10 million, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2018 and 2017, the Company had accrued $12 million and $32 million, respectively, of interest and penalty relating to unrecognized tax benefits.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Canada, the United Kingdom, the Netherlands, France and Denmark. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for tax years ending after 2013 and outside the U.S. for tax years ending after 2010.

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2018 were as follows (in millions):

	Federal	State	Foreign	Total
2019 - 2021 Expiration	$6	$2	$51	$59
2022 - 2033 Expiration	16	20	142	178
2034 - 2038 Expiration	12	122	94	228
Unlimited Expiration	—	—	428	428
Total Net Operating Loss (NOL)	$34	$144	$715	$893
Tax Effected NOL	$7	$8	$167	$182
Valuation Allowance (VA)	(6)	(8)	(140)	(154)
Tax Effected NOL Net of VA	$1	$—	$27	$28

The Company has $766 million of excess foreign tax credits in the United States as of December 31, 2018, of which $10 million, $141 million, $286 million, $142 million, and $187 million will expire in 2020, 2022, 2026, 2027, and 2028, respectively. As of December 31, 2018, the Company has remaining tax-deductible goodwill of $133 million, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 12 years.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $3,254 million at December 31, 2018. These earnings are considered to be indefinitely reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in incremental U.S. federal and state taxes at statutory rates and withholding taxes payable in various foreign countries.

15. Business Segments. and Geographic Areas

The Company’s operations are organized into three operating segments: Wellbore Technologies, Completion & Production Solutions and Rig Technologies.

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and sells equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units, BOPs, and tools; onshore production, including fluid processing systems, composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including fluid processing systems, floating production systems, subsea production technologies, and connectors for conductor pipe.

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

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or services (in millions):

	Years Ended December 31,
	2018	2017	2016
United States	$3,480	$2,760	$1,961
Saudi Arabia	444	310	258
Brazil	415	498	242
Norway	368	295	339
Singapore	321	188	340
United Kingdom	309	279	299
Canada	302	286	217
United Arab Emirates	248	223	334
China	231	298	557
South Korea	169	261	495
Other Countries	2,166	1,906	2,209
Total	$8,453	$7,304	$7,251

The following table presents long-lived assets by country based on the location (in millions):

	December 31,
	2018	2017
United States	$1,603	$1,675
Brazil	217	269
United Kingdom	125	140
Denmark	119	128
South Korea	91	97
Canada	79	84
Russia	69	90
United Arab Emirates	60	65
Mexico	48	71
Singapore	47	59
Other Countries	339	324
Total	$2,797	$3,002

Business Segments:

The following table presents selected financial data by business segment (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations and corporate costs (1)	Total
December 31, 2018
Revenue	$3,235	$2,931	$2,575	$(288)	$8,453
Operating profit (loss)	131	166	213	(299)	211
Capital expenditures	135	87	17	5	244
Depreciation and amortization	374	212	90	14	690
Goodwill	3,011	2,041	1,212	—	6,264
Total assets	7,929	6,233	3,906	1,728	19,796
December 31, 2017
Revenue	$2,577	$2,672	$2,252	$(197)	$7,304
Operating profit (loss)	(102)	98	(14)	(259)	(277)
Capital expenditures	99	69	16	8	192
Depreciation and amortization	379	215	88	16	698
Goodwill	2,956	2,122	1,149	—	6,227
Total assets	7,848	5,782	4,625	1,951	20,206
December 31, 2016
Revenue	$2,199	$2,241	$3,110	$(299)	$7,251
Operating profit (loss)	(770)	(266)	(1,033)	(342)	(2,411)
Capital expenditures	124	61	24	75	284
Depreciation and amortization	384	209	94	16	703
Goodwill	2,874	2,058	1,135	—	6,067
Total assets	7,911	5,765	5,327	2,137	21,140

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

16. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2018
Revenue	$1,795	$2,106	$2,154	$2,398
Gross profit	287	355	393	409
Net profit (loss) attributable to Company	(68)	24	1	12
Net profit (loss) attributable to Company per basic share	(0.18)	0.06	0.00	0.03
Net profit (loss) attributable to Company per diluted share	(0.18)	0.06	0.00	0.03
Cash dividends per share	0.05	0.05	0.05	0.05
Year ended December 31, 2017
Revenue	$1,741	$1,759	$1,835	$1,969
Gross profit (loss)	209	231	285	167
Net loss attributable to Company	(122)	(75)	(26)	(14)
Net loss attributable to Company per basic share	(0.32)	(0.20)	(0.07)	(0.04)
Net loss attributable to Company per diluted share	(0.32)	(0.20)	(0.07)	(0.04)
Cash dividends per share	0.05	0.05	0.05	0.05

SCHEDULE II

NATIONAL OILWELL VARCO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2018, 2017 and 2016

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off's and other	Balance end of year
Allowance for doubtful accounts:
2018	$187	$17	$(43)	$161
2017	209	6	(28)	187
2016	159	52	(2)	209
Reserve for excess and obsolete inventories:
2018	$800	$49	$(205)	$644
2017	1,017	114	(331)	800
2016	500	606	(89)	1,017
Valuation allowance for deferred tax assets:
2018	$1,202	$49	$(296)	$955
2017	544	280	378	1,202
2016	63	476	5	544
Warranty reserve:
2018	$135	$38	$(68)	$105
2017	172	46	(83)	135
2016	244	50	(122)	172