Form 10-Q
period 2019-03-31
NATIONAL OILWELL VARCO INC
filed 2019-04-26
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

(713) 346-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	NOV	New York Stock Exchange

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

As of April 18, 2019 the registrant had 385,920,426 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,270	$1,427
Receivables, net	1,793	2,101
Inventories, net	3,131	2,986
Contract assets	539	565
Prepaid and other current assets	205	200
Total current assets	6,938	7,279
Property, plant and equipment, net	2,605	2,797
Lease right-of-use assets	789	—
Deferred income taxes	11	11
Goodwill	6,292	6,264
Intangibles, net	2,942	3,020
Investment in unconsolidated affiliates	299	301
Other assets	126	124
Total assets	$20,002	$19,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$679	$722
Accrued liabilities	876	1,088
Contract liabilities	412	458
Current portion of lease liabilities	115	7
Current portion of long-term debt and short-term borrowings	—	—
Accrued income taxes	21	66
Total current liabilities	2,103	2,341
Lease liabilities	728	222
Long-term debt	2,483	2,482
Deferred income taxes	565	564
Other liabilities	283	298
Total liabilities	6,162	5,907
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 385,932,098 and 383,426,654 shares issued and outstanding at March 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	8,408	8,390
Accumulated other comprehensive loss	(1,413)	(1,437)
Retained earnings	6,766	6,862
Total Company stockholders' equity	13,765	13,819
Noncontrolling interests	75	70
Total stockholders’ equity	13,840	13,889
Total liabilities and stockholders’ equity	$20,002	$19,796

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$1,940	$1,795
Cost of revenue	1,684	1,508
Gross profit	256	287
Selling, general and administrative	304	288
Operating loss	(48)	(1)
Interest and financial costs	(25)	(24)
Interest income	6	7
Equity income in unconsolidated affiliates	—	2
Other income (expense), net	(18)	(47)
Loss before income taxes	(85)	(63)
Provision (benefit) for income taxes	(10)	3
Net loss	(75)	(66)
Net income attributable to noncontrolling interests	2	2
Net loss attributable to Company	$(77)	$(68)

Net loss attributable to Company per share:
Basic	$(0.20)	$(0.18)
Diluted	$(0.20)	$(0.18)

Cash dividends per share	$0.05	$0.05

Weighted average shares outstanding:
Basic	380	377
Diluted	380	377

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(75)	$(66)
Currency translation adjustments	20	36
Changes in derivative financial instruments, net of tax	4	13
Changes in defined benefit plans, net of tax	—	—
Comprehensive loss	(51)	(17)
Comprehensive income attributable to noncontrolling interest	2	2
Comprehensive loss attributable to Company	$(53)	$(19)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(75)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	177	173
Deferred income taxes	(9)	5
Equity income in unconsolidated affiliates	—	(2)
Other, net	35	19
Change in operating assets and liabilities, net of acquisitions:
Receivables	326	(79)
Inventories	(152)	(146)
Contract assets	26	80
Prepaid and other current assets	(4)	(20)
Accounts payable	(49)	14
Accrued liabilities	(234)	(279)
Contract liabilities	(46)	77
Income taxes payable	(45)	(46)
Other assets/liabilities, net	12	141
Net cash used by operating activities	$(38)	$(129)

Cash flows from investing activities:
Purchases of property, plant and equipment	(43)	(39)
Business acquisitions, net of cash acquired	(65)	(36)
Other	1	14
Net cash used in investing activities	$(107)	$(61)

Cash flows from financing activities:
Cash dividends paid	(19)	(19)
Other	(1)	1
Net cash used in financing activities	(20)	(18)
Effect of exchange rates on cash	8	7
Increase (decrease) in cash and cash equivalents	(157)	(201)
Cash and cash equivalents, beginning of period	1,427	1,437
Cash and cash equivalents, end of period	$1,270	$1,236

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$5	$3
Income taxes	$29	$42

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	383	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net income (loss)	—	—	—	—	(77)	(77)	2	(75)
Other comprehensive income (loss), net	—	—	—	24	—	24	—	24
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	12	—	—	12	—	12
Common stock issued	3	—	6	—	—	6	—	6
Balance at March 31, 2019	386	$4	$8,408	$(1,413)	$6,766	$13,765	$75	$13,840

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2017	380	$4	$8,234	$(1,110)	$6,966	$14,094	$66	$14,160
Net income (loss)	—	—	—	—	(68)	(68)	—	(68)
Other comprehensive income (loss), net	—	—	—	49	—	49	—	49
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	—	4	4	—	4
Noncontrolling interest	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	19	—	—	19	—	19
Common stock issued	2	—	3	—	—	3	—	3
Balance at March 31, 2018	382	$4	$8,256	$(1,061)	$6,883	$14,082	$69	$14,151

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the current presentation, including the reclassification of $229 million from the December 31, 2018 debt balance to leases. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables was approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2019	2018
Raw materials and supplies	$627	$614
Work in process	556	501
Finished goods and purchased products	1,948	1,871
Total	$3,131	$2,986

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2019	2018
Compensation	$189	$331
Vendor costs	119	127
Warranties	102	105
Taxes (non-income)	77	124
Insurance	54	55
Commissions	34	34
Interest	27	7
Fair value of derivatives	24	23
Other	250	282
Total	$876	$1,088

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

The changes in the warranty provision are as follows (in millions):

Balance at December 31, 2018	$105
Net provisions for warranties during the period	9
Amounts incurred	(12)
Balance at March 31, 2019	$102

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2018	$(1,396)	$(14)	$(27)	$(1,437)
Accumulated other comprehensive income (loss) before reclassifications	20	3	—	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance at March 31, 2019	$(1,376)	$(10)	$(27)	$(1,413)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2019				2018
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Cost of revenue	—	1	—	1	—	(4)	—	(4)
Tax effect	—	—	—	—	—	2	—	2
	$—	$1	$—	$1	$—	$(3)	$—	$(3)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). For the three months ended March 31, 2019 and 2018, a majority of these local currencies strengthened against the U.S. dollar, resulting in other comprehensive income of $20 million and $36 million, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income or loss, net of tax, until the underlying transactions they hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income of $4 million (net of tax of $1 million) and $13 million (net of tax of $4 million) for the three months ended March 31, 2019 and 2018, respectively.

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Wellbore Technologies	$807	$711
Completion & Production Solutions	581	670
Rig Technologies	603	483
Eliminations	(51)	(69)
Total revenue	$1,940	$1,795

Operating profit (loss):
Wellbore Technologies	$19	12
Completion & Production Solutions	(35)	16
Rig Technologies	31	18
Eliminations and corporate costs	(63)	(47)
Total operating profit (loss)	$(48)	$(1)

Operating profit (loss)%:
Wellbore Technologies	2.4%	1.7%
Completion & Production Solutions	(6.0%)	2.4%
Rig Technologies	5.1%	3.7%
Total operating profit (loss)%	(2.5%)	(0.1%)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended March 31,
	2019					2018
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$460	$269	$141	$—	$870	$415	$292	$135	$—	$842
International	331	296	443	—	1,070	282	358	313	—	953
Eliminations	16	16	19	(51)	—	14	20	35	(69)	—
	$807	$581	$603	$(51)	$1,940	$711	$670	$483	$(69)	$1,795

Land	$665	$405	$215	$—	$1,285	$583	$446	$172	$—	$1,201
Offshore	126	160	369	—	655	114	204	276	—	594
Eliminations	16	16	19	(51)	—	14	20	35	(69)	—
	$807	$581	$603	$(51)	$1,940	$711	$670	$483	$(69)	$1,795

Performance Obligations

Net revenue recognized from performance obligations partially satisfied in previous periods was $16 million for the three months ended March 31, 2019 primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,681 million. The Company expects to recognize approximately $715 million in revenue for the remaining performance obligations in 2019 and $966 million in 2020 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$565	$458
Billings	(215)	93
Revenue recognized	223	(118)
Currency translation adjustments and other	(34)	(21)
Balance at March 31, 2019	$539	$412

There were no impairment losses recorded on contract assets for the periods ending March 31, 2019 or 2018.

7.	Leases

Effective January 1, 2019 the Company adopted the new US GAAP accounting rules in ASC Topic 842, Leases (ASC 842), using the modified retrospective method.  The Company elected to follow the package of practical expedients provided under the transition guidance within ASC 842, the practical expedient to account for lease and non-lease components as a single lease, and to not include leases with an initial term of less than 12 months in lease assets and liabilities.

At adoption of ASC 842, January 1, 2019, the Company had lease right-of-use assets of $786 million ($537 million operating and $249 million financing) and lease liabilities of $839 million ($554 million operating and $285 million financing). The adoption had no material effect on retained earnings.

The Company leases certain facilities and equipment to support its operations around the world.  These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent.  Renewal options are common in longer term leases; however, it is rare that the Company initially intends that a lease option will be exercised due to the cyclical nature of the Company’s business.  Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company sub-leases excess facility space, generally at terms similar to the source lease. The Company reviews agreements at inception to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as most do not include implicit interest rates.

At adoption of ASC 842, for those existing leases that included a periodic rent adjustment based on an index (or a similar variable rate), the asset and liability balances were updated with the January 1, 2019 index.  Going forward, new such leases are initially valued at the index rate in effect on the lease commencement date, and, for all continuing such leases, subsequent changes in variable rates will be recorded to expense.

Components of leases are as follows (in millions):

	March 31,	December 31,
	2019	2018
Lease right-of-use assets:
Operating	$542	$—
Financing	247	—
Total	$789	$—

	March 31,	December 31,
	2019	2018
Current portion of lease liabilities:
Operating	$91	$—
Financing	24	7
Total	$115	$7

	March 31,	December 31,
	2019	2018
Long-term portion of lease liability:
Operating	$468	$—
Financing	260	$222
Total	$728	$222

Components of lease expense were as follows (in millions):

Three Months Ended
March 31, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$8
Interest on lease liabilities	4
Operating lease cost	33
Short-term lease cost	16
Variable lease cost	—
Sub-lease income	(3)
Total	$58

Supplemental information related to the Company’s leases for the three months ended March 31, 2019 was as follows (in millions):

Three Months Ended
March 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4
Operating cash flows from operating leases	33
Financing cash flows from finance leases	7

Right-of-use assets obtained in exchange for new finance lease liabilities	$6
Right-of-use assets obtained in exchange for new operating lease liabilities	31

Weighted average remaining lease term - finance leases	17 years
Weighted average remaining lease term - operating leases	10 years

Weighted average discount rate - finance leases	5.53%
Weighted average remaining lease term - operating leases	5.03%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at March 31, 2019, are payable as follows (in millions):

Undiscounted Cash Flows	Finance	Operating
04/01/2019 - 03/31/2020	$38	$121
04/01/2020 - 03/31/2021	34	100
04/01/2021 - 03/31/2022	28	84
04/01/2022 - 03/31/2023	21	64
04/01/2023 - 03/31/2024	17	50
04/01/2024 - beyond	254	302
Total lease payments	392	721
Less: Interest	(108)	(162)
Present value of lease liabilities	$284	$559

8.Debt

Debt consists of (in millions):

	March 31,	December 31,
	2019	2018
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	$1,395	$1,394
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,088	1,088
Total	$2,483	$2,482

The Company has a $3.0 billion, five-year unsecured revolving credit facility, which expires on June 27, 2022. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2019, the Company was in compliance with a debt-to-capitalization ratio of 16.7%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At March 31, 2019, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $470 million of outstanding letters of credit at March 31, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2019 and December 31, 2018, the fair value of the Company’s unsecured Senior Notes approximated $2,305 million and $2,211 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2019 and December 31, 2018, the carrying value of the Company’s unsecured Senior Notes approximated $2,483 million and $2,482 million, respectively.

9.	Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 was 11.8% and (4.8)%, respectively. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in 2018 and established valuation allowances on deferred tax assets for losses generated in 2019. The change in the effective tax rate from 2018 to 2019 was impacted by a change in jurisdictional mix of income between the two periods and 2019 had less adverse impact from the establishment of valuation allowances.

For the three months ended March 31, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three months ended March 31, 2019, the Company estimated and recorded tax based on a full year effective tax rate.

10.	Stock-Based Compensation

The Company’s stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 17.8 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2018 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At March 31, 2019, 8,212,512 shares remain available for future grants under the 2018 Plan.

The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting awards under the Plan. The Plan provides for the granting of stock options, performance-based share awards, restricted stock, phantom shares, stock payments and stock appreciation rights. The number of shares authorized under the Plan is 69.4 million. The Plan is subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Plan on a 3-for-1 basis.

On February 27, 2019, under the 2018 Plan, the Company granted 1,493,576 stock options with a fair value of $9.06 per option and an exercise price of $28.72 per share; 2,895,086 shares of restricted stock and restricted stock units with a fair value of $28.72 per share; and performance share awards to senior management employees with potential payouts varying from zero to 665,740 shares. The stock options vest over a three-year period from the grant date. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date.  The performance share awards can be earned based on performance against two established goals over a three-year performance period. The performance share awards are divided into two independent parts that are subject to two separate performance metrics: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (return on capital metric) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period. The NVA goal is based on the Company’s improvement in NVA (National Oilwell Varco Value Added) from the beginning of the performance period until the end of the performance period. NVA shall be calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets.

Total stock-based compensation for all stock-based compensation arrangements under the Plan and the 2018 Plan was $33 million and $27 million for the three months ended March 31, 2019 and 2018, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements under the Plan was $4 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.

11.	Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is the foreign currency exchange rate risk associated with sourcing goods and services in a currency different than the currency of sale. Forward currency contracts are executed to manage the foreign exchange risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). In addition, the Company executes forward currency contracts to manage the foreign currency risk on recognized nonfunctional currency monetary accounts (non-designated hedge).

The Company had the following outstanding foreign currency forward contracts at year end (in millions):

Currency Denomination
	March 31,	December 31,
Foreign Currency	2019	2018
South Korean Won	KRW 17,600	KRW -
Norwegian Krone	NOK 4,725	NOK 5,229
U.S. Dollar	USD 699	USD 631
Mexican Peso	MXN 193	MXN 204
Euro	EUR 192	EUR 172
South African Rand	ZAR 124	ZAR 124
Japanese Yen	JPY 121	JPY 121
Danish Krone	DKK 103	DKK 35
Singapore Dollar	SGD 38	SGD -
British Pound Sterling	GBP 22	GBP 12
Canadian Dollar	CAD 2	CAD —

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company has instituted a cash flow hedging program. For derivative instruments that are designated and qualify as a cash flow hedge the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). Any ineffectiveness in the hedge relationship and components excluded from the assessment of effectiveness are recognized in the Consolidated Statements of Income (Loss) during the current period.  Upon the adoption of ASU 2017-12, the Company elected to include time value in hedge relationships.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in other income (expense), net in the Consolidated Statement of Income (Loss), together with the changes in the hedged nonfunctional monetary accounts.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$2	$2	Accrued liabilities	$16	$17
Foreign exchange contracts	Other Assets	—	—	Other liabilities	7	11

Total derivatives designated as hedging instruments under ASC Topic 815		$2	$2		$23	$28

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$2	$4	Accrued liabilities	$8	$6
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	—	2

Total derivatives not designated as hedging instruments under ASC Topic 815		$2	$4		$8	$8

Total derivatives		$4	$6		$31	$36

The Effect of Derivative Instruments on the Consolidated Statements of Income (Loss) ($ in millions)

Derivatives in			Location of Gain (Loss)		Amount of Gain (Loss)
ASC Topic 815	Amount of Gain (Loss)		Reclassified from		Reclassified from		Location of Gain (Loss)	Amount of Gain (Loss)
Cash Flow Hedging	Recognized in		Accumulated		Accumulated OCI		Recognized in Income on	Recognized in Income on
Relationships	OCI on Derivative		OCI into Income		into Income		Derivative	Derivative
	Three Months Ended				Three Months Ended			Three Months Ended
	March 31,				March 31,			March 31,
	2019	2018			2019	2018		2019	2018
			Revenue		—	1	Cost of revenue	—	—
Foreign exchange contracts	3	22	Cost of revenue		(1)	4	Other income(expense), net	(3)	(1)
Total	3	22			(1)	5		(3)	(1)

Derivatives Not Designated as	Location of Gain (Loss)		Amount of Gain (Loss)
Hedging Instruments under	Recognized in Income		Recognized in Income on
ASC Topic 815	on Derivative		Derivative
			Three Months Ended
			March 31,
			2019	2018
Foreign exchange contracts	Other income (expense), net		4	11
Total			4	11

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to Company	$(77)	$(68)
Denominator:
Basic—weighted average common shares outstanding	380	377
Dilutive effect of employee stock options and other
unvested stock awards	—	—
Diluted outstanding shares	380	377

Net loss attributable to Company per share:
Basic	$(0.20)	$(0.18)
Diluted	$(0.20)	$(0.18)

Cash dividends per share	$0.05	$0.05

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to Company allocated to these participating securities was immaterial for the three months ended March 31, 2019 and 2018 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 21 million shares and 19 million shares for each of the three months ended March 31, 2019 and 2018, respectively.

13.	Cash Dividends

On March 1, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share. The cash dividend was paid on March 28, 2019, to each stockholder of record on March 15, 2019. Cash dividends were $19 million for both the three months ended March 31, 2019 and 2018. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

14.	Commitments and Contingencies

Our business is affected by governmental laws and regulations relating to the oilfield service industry, including, health, safety and environmental laws and regulations, as well as customs and trade laws and regulations. We have not incurred material unreserved costs in connection with our compliance with such laws. However, there can be no assurance that other developments, such as new laws, regulations and enforcement policies may not result in additional, presently unquantifiable, costs or liabilities to us.

The Company is exposed to customs and regulatory risk in the countries in which we do business or to which we transport goods. For example, the effects of the United Kingdom’s withdrawal from the European Union, known as Brexit may have a negative impact on our results from operations. Uncertainty concerning the legal and regulatory risks of Brexit, include: (i) supply chain risks resulting from lack of trade agreements, potential changes in customs administrations or tariff; (ii) revenue risk, loss of customers or increased costs; (iii) delays in delivery of materials to the Company or delay in delivery by the Company; (iv) the need for renegotiation of agreements; and other business disruptions. In addition, trade regulations and laws may adversely impact our ability to do business in certain countries, e.g., Iran, Russia and Venezuela. Such trade regulations can be complex and present compliance challenges.

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

The Company is also a party to claims, threatened and actual litigation, and private arbitration arising from ordinary day to day business activities,  in which parties assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: individual employment law claims, collective actions under federal employment laws, intellectual property claims, including alleged patent infringement, and/or misappropriation of trade secrets, premises liability claims, product liability claims, warranty claims, personal injuries arising from allegedly defective products, alleged improper payments under anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages. For many such contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company.

As of March 31, 2019, the Company recorded reserves in an amount believed to be enough for contingent liabilities representing all contingencies believed to be probable. The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the final outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services have become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us.  We may, from time to time, become involved in these investigations, at substantial cost to the Company. We also are subject to trade regulations and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or trade regulations may conflict with contractual terms. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings.

15.	New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2017, the FASB issued Accounting Standard Update No. 2017-12 “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). This update improves the financial reporting of hedging relationships and simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal periods beginning after December 15, 2018, and for interim periods within those fiscal years. The Company adopted this update on January 1, 2019, with no material impact.

In March 2016, the FASB issued ASC Topic 842, “Leases” (ASC Topic 842), which supersedes the lease requirements in ASC Topic No. 840 “Leases” and most industry-specific guidance. This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC Topic 842 is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company adopted ASU Topic 842 on January 1, 2019. Refer to Note 7, Leases, for the impact of this adoption on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted ASU Topic 2018-02 on January 1, 2019 and elected not to reclassify stranded tax effects caused by tax reform from AOCI to retained earnings.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this standard.

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

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to prior period financial information in order to conform with current period presentation. The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2018, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition (See Note 6); allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2019, the Company generated a net loss of $77 million, compared to net income of $12 million in the fourth quarter of 2018 and a net loss of $68 million in the first quarter of 2018. Operating loss for the first quarter of 2019 was $48 million, compared to operating profit of $87 million in the fourth quarter of 2018 and an operating loss of $1 million in the first quarter of 2018. First quarter 2019 Adjusted EBITDA was $140 million, compared to $279 million in the fourth quarter of 2018 and $160 million in the first quarter of 2018.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $807 million in the first quarter of 2019, a decrease of nine percent from the fourth quarter of 2018 and an increase of 14 percent from the first quarter of 2018. The sharp pull-back in commodity prices in late 2018 amplified the typical seasonal first quarter slowdown in demand for equipment in international markets and resulted in lower levels of drilling activity and pricing pressure in North America, which contributed to the sequential decline in revenues. Commodity prices, activity levels, and the Segment’s financial results were higher in March, and bookings for drill pipe accelerated rapidly into quarter-end, resulting in the Company’s third straight sequential improvement in drill pipe orders. Operating profit was $19 million, or 2.4 percent of sales. Adjusted EBITDA decreased 25 percent sequentially and increased 14 percent from the prior year to $117 million, or 14.5 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $581 million in the first quarter of 2019, a decrease of 26 percent from the fourth quarter of 2018 and a decrease of 13 percent from the first quarter of 2018. The sequential decrease in revenues was a result of equipment deliveries that were pulled forward prior to year-end, limited order intake in late 2018 and the first two months of 2019, and customer-deferred deliveries. Operating loss was $35 million, and Adjusted EBITDA decreased $84 million sequentially and $45 million from the prior year to $28 million, or 4.8 percent of sales.

Orders improved in March and totaled $470 million for the quarter, equal to the bookings in the fourth quarter and representing a book-to-bill of 149 percent when compared to the $316 million of orders shipped from backlog. Backlog for capital equipment orders for Completion & Production Solutions at March 31, 2019 was $1.04 billion.

Rig Technologies

Rig Technologies generated revenues of $603 million in the first quarter of 2019, a decrease of 25 percent from the fourth quarter of 2018 and an increase of 25 percent from the first quarter of 2018. The sequential decline in revenues was due to lower contributions from offshore projects, fewer deliveries of capital equipment, and the first quarter seasonal decline in service and repair work. Operating profit was $31 million, or 5.1 percent of sales. Adjusted EBITDA decreased 45 percent sequentially and increased 24 percent from the prior year to $56 million, or 9.3 percent of sales.

New orders booked during the quarter totaled $271 million, representing a book-to-bill of 110 percent when compared to the $246 million of orders shipped from backlog. At March 31, 2019, backlog for capital equipment orders for Rig Technologies was $3.1 billion.

Oil & Gas Equipment and Services Market and Outlook

Following approximately two and a half years of steady improvements in oil prices and global drilling activity levels, commodity prices declined sharply during the fourth quarter of 2018 due to stronger than expected growth in US oil production and concerns regarding the global economy. These developments, along with pressure from investors on North American exploration and production companies to reduce investments and generate free cash flow, led to uncertainty in 2019 capital budgets and caused certain customers to accelerate deliveries of equipment prior to year-end. As a result, NOV reported a strong sequential improvement in its operations during the fourth quarter of 2018, despite oil prices that fell over 40 percent late in the year.

The uncertainty surrounding 2019 budgets, and the pull-forward of equipment deliveries into 2018, led to a sharp reduction in NOV’s first quarter of 2019 revenues; however, commodity prices increased and the Company’s bookings improved through the quarter. As a result, the Company anticipates each of its three operating segments will realize a sequential improvement in the second quarter.

Slowly improving activity in international and offshore markets, and growing market share for certain of NOV’s products and services, are expected to offset the near-term effects of capital austerity in the North American land marketplace. Longer-term, the Company remains optimistic regarding improvements in market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow. Notwithstanding this optimism, the market outlook remains uncertain. Therefore, NOV is committed to streamlining its operations and improving organizational efficiencies while continuing to invest in developing and acquiring new products and technologies that further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2019 and 2018, and the fourth quarter of 2018 include the following:

				%	%
				1Q19	1Q19
	1Q19*	1Q18*	4Q18*	1Q18	4Q18
Active Drilling Rigs:
U.S.	1,046	965	1,072	8.4%	(2.4%)
Canada	185	273	177	(32.2%)	4.5%
International	1,029	970	1,011	6.1%	1.8%
Worldwide	2,260	2,208	2,260	2.4%	(—%)

West Texas Intermediate Crude Prices (per barrel)	$54.83	$62.88	$59.08	(12.8%)	(7.2%)

Natural Gas Prices ($/mmbtu)	$2.87	$3.04	$3.77	(5.6%)	(23.9%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2019, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count remained flat, and the U.S. decreased two percent (from 1,072 to 1,046), in the first quarter of 2019 compared to the fourth quarter of 2018. The average per barrel price of West Texas Intermediate Crude Oil decreased seven percent (from $59.08 per barrel to $54.83 per barrel) and natural gas prices decreased 24 percent (from $3.77 per mmbtu to $2.87 per mmbtu) in the first quarter of 2019 compared to the fourth quarter of 2018.

U.S. rig activity at April 18, 2019 was 1,012 rigs, decreasing three percent compared to the first quarter of 2019 average of 1,046 rigs. The price for West Texas Intermediate Crude Oil was at $64.00 per barrel at April 18, 2019, increasing seventeen percent from the first quarter of 2019 average. The price for natural gas was at $2.49 per mmbtu at April 18, 2019, decreasing thirteen percent from the first quarter of 2019 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Wellbore Technologies	$807	$711
Completion & Production Solutions	581	670
Rig Technologies	603	483
Eliminations	(51)	(69)
Total revenue	$1,940	$1,795

Operating profit (loss):
Wellbore Technologies	$19	12
Completion & Production Solutions	(35)	16
Rig Technologies	31	18
Eliminations and corporate costs	(63)	(47)
Total operating profit (loss)	$(48)	$(1)

Operating profit (loss)%:
Wellbore Technologies	2.4%	1.7%
Completion & Production Solutions	(6.0%)	2.4%
Rig Technologies	5.1%	3.7%
Total operating profit (loss)%	(2.5%)	(0.1%)

Wellbore Technologies

Three months ended March 31, 2019 and 2018. Revenue from Wellbore Technologies was $807 million for the three months ended March 31, 2019, compared to $711 million for the three months ended March 31, 2018, an increase of $96 million or 14 percent.

Operating profit from Wellbore Technologies was $19 million for the three months ended March 31, 2019 compared to $12 for the three months ended March 31, 2018, an increase of $7 million. The primary driver of the year over year increase was due to increased activity.

Completion & Production Solutions

Three months ended March 31, 2019 and 2018. Revenue from Completion & Production Solutions was $581 million for the three months ended March 31, 2019, compared to $670 million for the three months ended March 31, 2018, a decrease of $89 million or 13 percent.

Operating loss from Completion & Production Solutions was $35 million for the three months ended March 31, 2019 compared to an operating profit of $16 million for the three months ended March 31, 2018, a decrease of $51 million. Deferred deliveries of capital equipment was the primary drivers of the year over year decrease.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.04 billion at March 31, 2019, an increase of $31 million, or three percent from backlog of $1.01 billion at March 31, 2018. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $840 million of revenue out of backlog for the remainder of 2019 and approximately $201 million of revenue out of backlog in 2020 and thereafter. At March 31, 2019, approximately 53 percent of the capital equipment backlog was for offshore products and approximately 78 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three months ended March 31, 2019 and 2018. Revenue from Rig Technologies was $603 million for the three months ended March 31, 2019, compared to $483 million for the three months ended March 31, 2018, an increase of $120 million or 25 percent.

Operating profit from Rig Technologies was $31 million for the three months ended March 31, 2019 compared to $18 million for the three months ended March 31, 2018, an increase of $13 million. The primary driver of the year over year increase was due to increased activity.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.14 billion at March 31, 2019, an increase of $1.10 billion, or 53 percent, from backlog of $2.05 billion at March 31, 2018. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $658 million of revenue out of backlog for the remainder of 2019 and approximately $2.5 billion of revenue out of backlog in 2020 and thereafter. At March 31, 2019, approximately 33 percent of the capital equipment backlog was for offshore products and approximately 91 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $63 million for the three months ended March 31, 2019, respectively, compared to $47 million for the three months ended March 31, 2018. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $18 million for the three months ended March 31, 2019 compared to expenses of $47 million for the three months ended March 31, 2018. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 was 11.8% and (4.8)%, respectively. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in 2018 and established valuation allowances on deferred tax assets for losses generated in 2019. The change in the effective tax rate from 2018 to 2019 was impacted by a change in jurisdictional mix of income between the two periods and 2019 had less adverse impact from the establishment of valuation allowances.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Other items include restructure costs for facility closures, inventory write downs, severance payments and adjustments of certain reserves.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2019	2018	2018
Operating profit (loss):
Wellbore Technologies	$19	$12	$41
Completion & Production Solutions	(35)	16	64
Rig Technologies	31	18	75
Eliminations and corporate costs	(63)	(47)	(93)
Total operating profit (loss)	$(48)	$(1)	$87

Other items:
Wellbore Technologies	$(2)	$(3)	$24
Completion & Production Solutions	11	3	(3)
Rig Technologies	2	6	—
Corporate	—	(18)	—
Total other items	$11	$(12)	$21

Depreciation & amortization:
Wellbore Technologies	$100	$94	$90
Completion & Production Solutions	52	54	51
Rig Technologies	23	21	27
Corporate	2	4	3
Total depreciation & amortization	$177	$173	$171

Adjusted EBITDA:
Wellbore Technologies	$117	$103	$155
Completion & Production Solutions	28	73	112
Rig Technologies	56	45	102
Eliminations and corporate costs	(61)	(61)	(90)
Total Adjusted EBITDA	$140	$160	$279

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$(77)	$(68)	$12
Noncontrolling interests	2	2	3
Provision (benefit) for income taxes	(10)	3	26
Interest expense	25	24	22
Interest income	(6)	(7)	(7)
Equity (income) loss in unconsolidated affiliate	—	(2)	2
Other (income) expense, net	18	47	29
Depreciation and amortization	177	173	171
Other items	11	(12)	21
Total Adjusted EBITDA	$140	$160	$279

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

At March 31, 2019, the Company had cash and cash equivalents of $1,270 million and total debt of $3,326 million. At December 31, 2018, cash and cash equivalents were $1,427 million and total debt was $2,711 million. As of March 31, 2019, approximately $887 million of the $1,270 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company’s outstanding debt at March 31, 2019 was $3,326 million and consisted of $1,395 million in 2.60% Senior Notes, $1,088 million in 3.95% Senior Notes, and lease liabilities of $843 million. The Company was in compliance with all covenants at March 31, 2019.

At March 31, 2019, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $470 million of outstanding letters of credit at March 31, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2019	2018
Net cash used by operating activities	$(38)	$(129)
Net cash used in investing activities	(107)	(61)
Net cash used in financing activities	(20)	(18)

Operating Activities

For the first three months of 2019, cash used by operating activities was $38 million compared to $129 million in the same period of 2018. Before changes in operating assets and liabilities, net of acquisitions, cash was provided primarily by net loss from operations of $75 million plus non-cash charges of $203 million.

The change in operating assets and liabilities in the first three months of 2019 compared to the same period in 2018 was primarily due to the building of inventories in connection with increased orders for the quarter and a reduction in accrued liabilities. Partially offsetting was a favorable change in accounts receivable. Net changes in operating assets and liabilities, net of acquisitions, used $166 million of cash for the first three months of 2019 compared to cash provided of $258 million in the same period in 2018.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. In the first three months of 2019, we sold accounts receivable of $141 million at a cost of approximately $1 million, receiving cash proceeds totaling $140 million. Our factoring transactions in the first three months of 2019 were recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Investing Activities

For the first three months of 2019, net cash used in investing activities was $107 million compared to $61 million for the same period of 2018. Net cash used in investing activities was primarily the result of capital expenditures and acquisition activity. The Company used $65 million during the first three months of 2019 for acquisitions compared to $36 million for the same period of 2018 and $43 million for capital expenditures in the first three months of 2019 compared to $39 million for the same period of 2018.

Financing Activities

For the first three months of 2019, net cash used in financing activities was $20 million compared to $18 million for the same period of 2018. This decrease was primarily the result of financing lease payments of $7 million for the first three months of 2019 compared to $2 million in 2018. Dividends paid were $19 million for each of the first three months of 2019 and 2018.

Other

The effect of the change in exchange rates on cash flows was an increase of $8 million and $7 million for the first three months of 2019 and 2018, respectively.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

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

New Accounting Pronouncements

See Note 15 for recently adopted and recently issued accounting standards.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $9 million in the first three months of 2019, compared to approximately $22 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $20 million and translation exposures totaling $161 million as of March 31, 2019 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $2 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $16 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2019, long term borrowings consisted $1,395 million in 2.60% Senior Notes and $1,088 million in 3.95% Senior Notes. At March 31, 2019, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 30.

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

10.2	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (8)

10.10	Form of Employee Nonqualified Stock Option Grant Agreement (9)

10.11	Form of Restricted Stock Agreement (9)

10.12	Form of Performance Award Agreement (9)

10.13	Form of Employee Nonqualified Stock Option Grant Agreement

10.14	Form on Restricted Stock Agreement

10.15	Form of Performance Award Agreement

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101

The following materials from our Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to the Consolidated Financial Statements, tagged as block text. (10)

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

Date: April 26, 2019	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)