Form 10-Q
period 2019-06-30
NATIONAL OILWELL VARCO INC
filed 2019-07-31
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of July 26, 2019 the registrant had 385,896,425 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,121	$1,427
Receivables, net	1,973	2,101
Inventories, net	2,858	2,986
Contract assets	585	565
Prepaid and other current assets	229	200
Total current assets	6,766	7,279
Property, plant and equipment, net	2,356	2,797
Lease right-of-use assets, operating	452	—
Lease right-of-use assets, financing	246	—
Deferred income taxes	—	11
Goodwill	3,206	6,264
Intangibles, net	900	3,020
Investment in unconsolidated affiliates	294	301
Other assets	129	124
Total assets	$14,349	$19,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$695	$722
Accrued liabilities	955	1,088
Contract liabilities	455	458
Current portion of lease liabilities	116	7
Accrued income taxes	—	66
Total current liabilities	2,221	2,341
Lease liabilities	696	222
Long-term debt	2,483	2,482
Deferred income taxes	177	564
Other liabilities	285	298
Total liabilities	5,862	5,907
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 385,904,225 and 383,426,654 shares issued and outstanding at June 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	8,441	8,390
Accumulated other comprehensive loss	(1,392)	(1,437)
Retained earnings	1,358	6,862
Total Company stockholders' equity	8,411	13,819
Noncontrolling interests	76	70
Total stockholders’ equity	8,487	13,889
Total liabilities and stockholders’ equity	$14,349	$19,796

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$2,132	$2,106	$4,072	$3,901
Cost of revenue	2,070	1,751	3,754	3,259
Gross profit	62	355	318	642
Selling, general and administrative	417	303	721	591
Goodwill and indefinite-lived intangible asset impairment	3,186	—	3,186	—
Long-lived asset impairment	2,187	—	2,187	—
Operating profit (loss)	(5,728)	52	(5,776)	51
Interest and financial costs	(25)	(23)	(50)	(47)
Interest income	6	5	12	12
Equity income (loss) in unconsolidated affiliates	(2)	(1)	(2)	1
Other income (expense), net	(8)	(3)	(26)	(50)
Income (loss) before income taxes	(5,757)	30	(5,842)	(33)
Provision (benefit) for income taxes	(373)	5	(383)	8
Net income (loss)	(5,384)	25	(5,459)	(41)
Net income attributable to noncontrolling interests	5	1	7	3
Net income (loss) attributable to Company	$(5,389)	$24	$(5,466)	$(44)

Net income (loss) attributable to Company per share:
Basic	$(14.11)	$0.06	$(14.35)	$(0.12)
Diluted	$(14.11)	$0.06	$(14.35)	$(0.12)

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Weighted average shares outstanding:
Basic	382	378	381	377
Diluted	382	381	381	377

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(5,384)	$25	$(5,459)	$(41)
Currency translation adjustments	18	(223)	38	(187)
Changes in derivative financial instruments, net of tax	3	(14)	7	(1)
Comprehensive loss	(5,363)	(212)	(5,414)	(229)
Comprehensive income attributable to noncontrolling interest	5	1	7	3
Comprehensive loss attributable to Company	$(5,368)	$(213)	$(5,421)	$(232)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,459)	$(41)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	331	347
Provision for inventory losses	327	32
Deferred income taxes	(369)	17
Goodwill and indefinite-lived intangible asset impairment	3,186	—
Long-lived asset impairment	2,187	—
Other, net	75	41
Change in operating assets and liabilities, net of acquisitions:	—
Receivables	144	87
Inventories	(193)	(150)
Contract assets	(20)	49
Prepaid and other current assets	(29)	(30)
Accounts payable	(33)	88
Accrued liabilities	(172)	(313)
Contract liabilities	(3)	89
Income taxes payable	(66)	(71)
Other assets/liabilities, net	(17)	(35)
Net cash provided (used) by operating activities	$(111)	110

Cash flows from investing activities:
Purchases of property, plant and equipment	(97)	(102)
Business acquisitions, net of cash acquired	(65)	(280)
Other	6	22
Net cash used in investing activities	$(156)	$(360)

Cash flows from financing activities:
Cash dividends paid	(38)	(38)
Other	(1)	18
Net cash used in financing activities	(39)	(20)
Effect of exchange rates on cash	—	(30)
Decrease in cash and cash equivalents	(306)	(300)
Cash and cash equivalents, beginning of period	1,427	1,437
Cash and cash equivalents, end of period	$1,121	$1,137

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$41	$46
Income taxes	$70	$50

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net income (loss)	—	—	—	(77)	(77)	2	(75)
Other comprehensive income	—	—	24	—	24	—	24
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	3	3
Stock-based compensation	—	12	—	—	12	—	12
Common stock issued	—	6	—	—	6	—	6
Balance at March 31, 2019	$4	8,408	(1,413)	6,766	13,765	75	13,840
Net income (loss)	—	—	—	(5,389)	(5,389)	5	(5,384)
Other comprehensive income	—	—	21	—	21	—	21
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	32	—	—	32	—	32
Common stock issued	—	1	—	—	1	—	1
Balance at June 30, 2019	$4	$8,441	$(1,392)	$1,358	$8,411	$76	$8,487

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2017	$4	$8,234	$(1,110)	$6,966	$14,094	$66	$14,160
Net loss	—	—	—	(68)	(68)	—	(68)
Other comprehensive income	—	—	49	—	49	—	49
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	4	4	—	4
Noncontrolling interest	—	—	—	—	—	3	3
Stock-based compensation	—	19	—	—	19	—	19
Common stock issued	—	3	—	—	3	—	3
Balance at March 31, 2018	$4	$8,256	$(1,061)	$6,883	$14,082	$69	$14,151
Net income	—	—	—	24	24	1	25
Other comprehensive loss	—	—	(237)	—	(237)	—	(237)
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	30	—	—	30	—	30
Common stock issued	—	20	—	—	20	—	20
Balance at June 30, 2018	$4	$8,306	$(1,298)	$6,888	$13,900	$68	$13,968

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the current presentation, including the reclassification of $229 million from the December 31, 2018 debt balance to lease liabilities. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables was approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2019	2018
Raw materials and supplies	$637	$614
Work in process	522	501
Finished goods and purchased products	2,606	2,505
	3,765	3,620
Less: Inventory reserve	(907)	(634)
Total	$2,858	$2,986

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2019	2018
Compensation	$258	$331
Vendor costs	135	127
Warranties	101	105
Taxes (non-income)	99	124
Fair value of derivatives	20	23
Interest	7	7
Other	335	371
Total	$955	$1,088

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2018	$(1,396)	$(14)	$(27)	$(1,437)
Accumulated other comprehensive income (loss) before reclassifications	38	4	—	42
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	3
Balance at June 30, 2019	$(1,358)	$(7)	$(27)	$(1,392)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2019				2018
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$—	$—	$—
Cost of revenue	—	2	—	2	—	(1)	—	(1)
Tax effect	—	(1)	—	(1)	—	—	—	—
	$—	$2	$—	$2	$—	$(1)	$—	$(1)

	Six Months Ended June 30,
	2019				2018
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$(1)	$—	$(1)
Cost of revenue	—	3	—	3	—	(5)	—	(5)
Tax effect	—	(1)	—	(1)	—	2	—	2
	$—	$3	$—	$3	$—	$(4)	$—	$(4)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). The Company recorded income of $18 million and $38 million for the three and six months ended June 30, 2019, respectively and loss of $223 million and $187 million for the three and six months ended June 30, 2018, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions they hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income of $3 million (net of tax of $1 million) and $7 million (net of tax of $2 million) for the three and six months ended June 30, 2019, respectively. The accumulated effect was other comprehensive loss of $14 million (net of tax of $5 million) and $1 million (net of tax of $0 million) for the three and six months ended June 30, 2018, respectively.

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Wellbore Technologies	$850	$793	$1,657	$1,504
Completion & Production Solutions	663	738	1,244	1,408
Rig Technologies	671	651	1,274	1,134
Eliminations	(52)	(76)	(103)	(145)
Total revenue	$2,132	$2,106	$4,072	$3,901

Operating profit (loss):
Wellbore Technologies	$(3,295)	38	$(3,276)	$50
Completion & Production Solutions	(1,932)	40	(1,967)	56
Rig Technologies	(422)	62	(391)	80
Eliminations and corporate costs	(79)	(88)	(142)	(135)
Total operating profit (loss)	$(5,728)	$52	$(5,776)	$51

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Other Items:
Wellbore Technologies	$3,345	$—	$3,343	$(3)
Completion & Production Solutions	1,939	—	1,950	3
Rig Technologies	474	—	476	6
Eliminations and corporate costs	11	—	11	(18)
Total other items	$5,769	$—	$5,780	$(12)

Second quarter 2019 operating profit (loss) includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($5,373 million); inventory charges ($302 million); a Voluntary Early Retirement Program ($89 million); and, severance, facility closures and other items ($5 million). First quarter 2019 operating profit includes pre-tax charges for severance, facility closure and other items ($11 million). First quarter 2018 operating profit includes a pre-tax net credit for severance, facility closures and reserve adjustments ($12 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended June 30,
	2019					2018
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$461	$282	$127	$—	$870	$449	$342	$143	$—	$934
International	375	364	523	—	1,262	326	374	472	—	1,172
Eliminations	14	17	21	(52)	—	18	22	36	(76)	—
	$850	$663	$671	$(52)	$2,132	$793	$738	$651	$(76)	$2,106

Land	$679	$456	$171	$—	$1,306	$660	$509	$208	$—	$1,377
Offshore	157	190	479	—	826	115	207	407	—	729
Eliminations	14	17	21	(52)	—	18	22	36	(76)	—
	$850	$663	$671	$(52)	$2,132	$793	$738	$651	$(76)	$2,106

	Six Months Ended June 30,
	2019					2018
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$921	$551	$268	$—	$1,740	$864	$634	$278		$1,776
International	706	660	966	—	2,332	608	732	785		2,125
Eliminations	30	33	40	(103)	—	32	42	71	(145)	—
	$1,657	$1,244	$1,274	$(103)	$4,072	$1,504	$1,408	$1,134	$(145)	$3,901

Land	$1,344	$861	$386	$—	$2,591	$1,243	$955	$380		$2,578
Offshore	283	350	848	—	1,481	229	411	683		1,323
Eliminations	30	33	40	(103)	—	32	42	71	(145)	—
	$1,657	$1,244	$1,274	$(103)	$4,072	$1,504	$1,408	$1,134	$(145)	$3,901

Performance Obligations

Net revenue recognized from performance obligations partially satisfied in previous periods was $34 million and $47 million for the six months ended June 30, 2019 and June 30, 2018, respectively, primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. The Company does not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,545 million. The Company expects to recognize approximately 23 percent of the remaining performance obligations in 2019 and 77 percent thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$565	$458
Billings	(478)	278
Revenue recognized	557	(279)
Currency translation adjustments and other	(59)	(2)
Balance at June 30, 2019	$585	$455

There were no impairment losses recorded on contract assets for the periods ending June 30, 2019 or 2018.

7.	Leases

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2019	2018
Current portion of lease liabilities:
Operating	$88	$—
Financing	28	7
Total	$116	$7

	June 30,	December 31,
	2019	2018
Long-term portion of lease liability:
Operating	$431	$—
Financing	265	$222
Total	$696	$222

Components of lease expense were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$9	$17
Interest on lease liabilities	3	7
Operating lease cost	27	60
Short-term lease cost	17	33
Sub-lease income	(3)	(6)
Total	$53	$111

Supplemental information related to the Company’s leases is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$7
Operating cash flows from operating leases	28	61
Financing cash flows from finance leases	8	15
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	—	31
Finance lease liabilities	$5	$11

Weighted average remaining lease term:
Operating leases		10 years
Finance leases		17 years
Weighted average discount rate:
Operating leases		5.04%
Finance leases		5.46%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at June 30, 2019, are payable as follows (in millions):

	Operating	Finance
2019	$81	$27
2020	126	45
2021	88	37
2022	69	27
2023	53	19
Thereafter	281	263
Total lease payments	698	418
Less: Interest	(179)	(125)
Present value of lease liabilities	$519	$293

8.Debt

	June 30,	December 31,
	2019	2018
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	$1,395	$1,394
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,088	1,088
Total	$2,483	$2,482

The Company has a $3.0 billion, five-year unsecured revolving credit facility, which expires on June 27, 2022. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2019, the Company was in compliance with a debt-to-capitalization ratio of 24.6%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At June 30, 2019, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $491 million of outstanding letters of credit at June 30, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2019 and December 31, 2018, the fair value of the Company’s unsecured Senior Notes approximated $2,355 million and $2,211 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments.
9.	Income Taxes

The effective tax rates for the three and six months ended June 30, 2019 were 6.5% and 6.6%, respectively, compared to 16.7% and (24.3)% for the same periods in 2018.  The Company’s ability to realize deferred tax assets is now limited to items supported by reversing deferred tax liabilities as a result of recent losses. The change in the effective tax rate from 2018 to 2019 was impacted by a change in jurisdictional mix of income between the two periods and 2019 was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowance partially offset by the reduction in uncertain tax positions due to a settlement.

For the three and six months ended June 30, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three and six months ended June 30, 2019, the Company estimated and recorded tax based on a full year effective tax rate.

10.	Stock-Based Compensation

On May 28, 2019, the Company granted 65,752 restricted stock awards with a fair value of $21.90 per share.  The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total stock-based compensation for all stock-based compensation arrangements under the Plan and the 2018 Plan was $30 million and $63 million for the three and six months ended June 30, 2019, respectively and $31 million and $58 million for the three and six months ended June 30, 2018, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements under the Plan was $4 million and $8 million for the three and six months ended June 30, 2019 and $4 million and $6 million for the three and six months ended June 30, 2018, respectively.

11.	Derivative Financial Instruments

The Company uses derivative financial instruments to manage its foreign currency exchange rate risk. Forward currency contracts are executed to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). The Company also executes forward currency contracts to manage the foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts (non-designated hedge).

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2019		2018
South Korean Won	KRW	17,600	KRW	—
Norwegian Krone	NOK	4,199	NOK	5,229
U.S. Dollar	USD	680	USD	631
Mexican Peso	MXN	156	MXN	204
Euro	EUR	171	EUR	172
South African Rand	ZAR	124	ZAR	124
Japanese Yen	JPY	121	JPY	121
Danish Krone	DKK	15	DKK	35
Singapore Dollar	SGD	38	SGD	—
British Pound Sterling	GBP	23	GBP	12
Canadian Dollar	CAD	2	CAD	—

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company instituted a cash flow hedging program. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The Company includes time value in hedge relationships.

The Company expects $9 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months with an offset by gains from the underlying transactions resulting in no impact to earnings or cash flow.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($7) million and ($3) million for the three and six months ended June 30, 2019, and ($19) million and ($8) million for the three and six months ended June 30, 2018, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$1	$2	Accrued liabilities	$16	$17
Foreign exchange contracts	Other Assets	—	—	Other liabilities	3	11

Total derivatives designated as hedging instruments under ASC Topic 815		$1	$2		$19	$28

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$4	$4	Accrued liabilities	$4	$6
Foreign exchange contracts	Other Assets	1	—	Other Liabilities	—	2

Total derivatives not designated as hedging instruments under ASC Topic 815		$5	$4		$4	$8

Total derivatives		$6	$6		$23	$36

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Company	$(5,389)	$24	$(5,466)	$(44)
Denominator:
Basic—weighted average common shares outstanding	382	378	381	377
Dilutive effect of employee stock options and other
unvested stock awards	—	3	—	—
Diluted outstanding shares	382	381	381	377

Net income (loss) attributable to Company per share:
Basic	$(14.11)	$0.06	$(14.35)	$(0.12)
Diluted	$(14.11)	$0.06	$(14.35)	$(0.12)

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to Company allocated to participating securities was immaterial for each of the three and six months ended June 30, 2019 and 2018.

The Company had stock options outstanding that were anti-dilutive totaling 25 million and 21 million shares for the three and six months ended June 30, 2019, compared to 18 million shares for each of the three and six months ended June 30, 2018.
13.	Cash Dividends

On May 29, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share. The cash dividend was paid on June 28, 2019, to each stockholder of record on June 14, 2019. Cash dividends were $19 million and $38 million for each the three and six months ended June 30, 2019 and 2018, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

14.	Asset Impairments

Goodwill and Other Indefinite-Lived Intangible Assets

The Company had approximately $6.3 billion of goodwill and $0.4 billion of other intangible assets with indefinite lives at May 31, 2019. The Company tests these intangible assets for impairment annually, or more frequently if events or circumstances indicate they could be impaired. Potential impairment indicators include (but are not limited to) a sustained increase in worldwide inventories of oil or gas or sustained reductions in: worldwide oil and gas prices or drilling activity; the profitability or cash flow of oil and gas companies or drilling contractors; available financing or other capital investment for oil and gas companies or drilling contractors; the market capitalization of the Company or its customers; or capital investments by drilling companies and oil and gas companies.

The global oil and gas market downturn that began in 2014 has repeatedly exhibited brief signs of recovery that subsequently faded.  During the second quarter of 2019, several market indicators hit new decade-lows, consistent with a more prolonged downturn for the industry and diminished probability of a stronger near-term recovery.  The Company’s stock price reached a fourteen-year low during the quarter and its market capitalization was below its carrying value. Also, during the quarter, the Oil Services Index (OSX), an indicator of the health and the cost of capital of the oil and gas services industry (and of the Company’s primary customer base), hit a low not seen since 2004.  The OSX traded down approximately 14 percent from the first quarter to the second quarter of 2019, reflecting a policy of capital discipline adopted by oil and gas producers during the quarter, diminished access to capital, and a higher cost of capital to oilfield services firms.  Management reduced its outlook accordingly.  In the Company’s view, falling rig count levels in the second quarter provided tangible proof to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, which will lead to reduced levels of demand for oilfield services, which will lead to reduced levels of demand for the capital equipment that the Company sells to its oilfield services customers.  Additionally, the second quarter saw the number of oilfield services firms declaring bankruptcy grow, including one of the Company’s large-cap peers and substantial customers.  In management’s judgement the current facts and circumstances including those described above constituted a triggering event in the second quarter which indicated the Company’s goodwill and other long-lived assets may be impaired.  The Company performed a detailed Step 1 analysis under ASC 350, incorporating this refined outlook, which determined that the fair values were less than the respective carrying values for the following reporting units: Rig Equipment, Marine Construction, Downhole, ReedHycalog, IntelliServ, Grant Prideco, Tuboscope, Wellsite Services, Intervention & Stimulation Equipment, Floating Production Systems, XL Systems, Subsea Production Systems, Fiberglass Systems and Process & Flow Technologies (“Reporting Units”).

The Company primarily uses the discounted cash flow method to estimate the fair value of its reporting units when conducting the impairment test, but also considers the comparable companies and representative transaction methods to validate the test result and management’s forecast and other expectations, where possible. The valuation techniques used in the test were consistent with those used during previous testing. Fair value of the reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow.The inputs used in the test were updated to reflect management’s judgement, current market conditions and forecasts.

The discounted cash flow was based on management’s forecast of operating performance for each reporting unit. The two main assumptions used, which bear the risk of change and could impact the test result, include the forecast cash flow from operations from each of the Company’s reporting units and their respective weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations was the detailed mid-year plan, modified to incorporate our revised outlook, as appropriate. The reporting unit carrying values were adjusted based on the long-lived asset impairment assessment noted below. Cash flows beyond the plan or forecast were estimated using a terminal value calculation which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

During the second quarter of 2019, the Company recorded a $3,099 million impairment charge to goodwill and a $87 million charge to indefinite-lived intangible assets.  Following the impairment charge, the effected reporting units did not have a fair value substantially in excess of their book value. Further deterioration of market conditions, in management’s judgement, beyond those incorporated into the extended forecast by management, could result in additional charges.  The remaining goodwill balance for these reporting units at June 30, 2019 is as follows: Rig Equipment ($851 million), Marine Construction ($154 million), Downhole ($265 million), ReedHycalog ($359 million), Grant Prideco ($194 million), Tuboscope ($37 million), WellSite Services ($305 million), Intervention and Stimulation Equipment ($7 million), Floating Production Systems ($60 million), XL Systems ($65 million), Fiber Glass Systems ($526 million), Process and Flow Technologies ($353 million), and Completion Tools ($25 million).

Impairment of Long-Lived Assets (Excluding Goodwill and Other Indefinite-Lived Intangible Assets)

The Company had approximately $2.6 billion of property, plant and equipment and $2.5 billion of other intangible assets with finite lives as of May 31, 2019. Long-lived assets, which include property, plant and equipment, right of use, and identified intangible assets, comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.

The Company identified its Reporting Units as individual asset groups. The carrying values of these asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of the asset is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach that requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil and gas prices, the general outlook for the global oil and gas industry, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts, collapse of spot and futures prices for oil and gas, significant deterioration of external financing for our customers, higher risk premiums or higher cost of equity, or any other significant adverse economic news could require a provision for impairment.

During the second quarter of 2019, the results of the Company's test for impairment of goodwill and indefinite-lived intangible assets, and the other negative market indicators described above, were a triggering event that indicated that its long-lived tangible assets and definite-lived intangible assets were impaired. Recoverability testing was performed at certain asset groups and yielded an estimated undiscounted net cash flow below the carrying amount of the related assets, and impairment was indicated.

Impairment testing performed as of June 1, 2019 resulted in the determination that certain long-lived assets associated with most of the Company’s asset groups were not recoverable.  The estimated fair value of these asset groups was below the carrying value and as a result, during the second quarter of 2019, the Company recorded an impairment charge of $1,901 million to customer relationships, patents, trademarks, tradenames, and other finite-lived intangible assets, $230 million to property, plant and equipment, and $56 million for right-of-use assets.

At June 30, 2019, the Company has approximately $3.2 billion of goodwill, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2018	$3,011	$2,041	$1,212	$6,264
Impairment	(1,866)	(1,013)	(220)	(3,099)
Additions	11	4	13	28
Currency translation adjustments and other	4	9	-	13
Balance at June 30, 2019	$1,160	$1,041	$1,005	$3,206

Accumulated goodwill impairment was $2,457 million at March 31, 2019, and $5,556 million at June 30, 2019. Additions during the second quarter 2019 were $4 million, adjustments were $8 million and impairments were $3,099 million.

At June 30, 2019, the Company has approximately $900 million of identified intangible assets, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2018	$1,735	$1,005	$280	$3,020
Impairment	(1,298)	(690)	—	(1,988)
Additions	9	—	—	9
Amortization	(87)	(45)	(14)	(146)
Currency translation adjustments and other	(10)	13	2	5
Balance at June 30, 2019	$349	$283	$268	$900

At June 30, 2019, the Company’s Wellbore Technology segment recorded $73 million, Completion and Production Solutions recorded $146 million and Rig Technology reported $67 million of the total $287 million impairment related to property, plant and equipment and right-of-use assets.

15.Commitments and Contingencies

Our business is affected by governmental laws and regulations relating to the oilfield service industry, including, health, safety and environmental laws and regulations, as well as customs and trade laws and regulations. We have not incurred any known, material unreserved liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable or unknown, costs or liabilities.

The Company is exposed to customs and regulatory risk in the countries in which we do business or to which we transport goods. For example, the effects of the United Kingdom’s withdrawal from the European Union, known as Brexit may have a negative impact on our results from operations. Uncertainty concerning the legal and regulatory risks of Brexit, include: (i) supply chain risks resulting from lack of trade agreements, potential changes in customs administrations or tariff; (ii) revenue risk, loss of customers or increased costs; (iii) delays in delivery of materials to the Company or delay in delivery by the Company; (iv) the need for renegotiation of agreements; and other business disruptions. In addition, trade regulations and laws may adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia and Venezuela. Such trade regulations can be complex and present compliance challenges which could result in future liabilities.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters arising from ordinary day to day business activities,  in which parties, including government authorities, assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: individual employment law claims, collective actions under federal employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, product liability claims, warranty claims, personal injury claims arising from allegedly defective products, alleged regulatory violations, alleged improper payments under anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages. For many such contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company.

As of June 30, 2019, the Company recorded reserves in an amount believed to be enough for contingent liabilities representing all contingencies believed to be probable. The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the final outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.  In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of trade secrets and confidential information, patents and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and difficulty in predicting the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could materially and adversely impact our financial performance.

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

16.	New Accounting Pronouncements

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

National Oilwell Varco, Inc. (the “Company”) is a leading independent provider of equipment and technology to the upstream oil and gas industry. The Company designs, manufactures, sells and services a comprehensive line of drilling and well servicing equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. The Company also manufactures coiled tubing and high-pressure fiberglass and composite tubing, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2019, the Company generated revenues of $2.13 billion, an increase of 10 percent compared to the first quarter of 2019 and an increase of one percent from the second quarter of 2018. Operating loss for the second quarter of 2019 was $5.7 billion, and net loss was $5.4 billion. Operating loss and net income include a non-cash, pre-tax charge of $5.37 billion related to impairments of goodwill, intangibles, and other assets (See Note 14). Adjusted EBITDA (operating profit excluding depreciation, amortization, and other items) increased $55 million sequentially to $195 million, or 9.1 percent of sales. Other items totaled $5.8 billion and included impairment charges, inventory charges, severance accruals, and restructuring costs.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $850 million in the second quarter of 2019, an increase of five percent from the first quarter of 2019 and an increase of seven percent from the second quarter of 2018. Improving global market conditions drove a 14 percent sequential improvement in international markets outside North America, while U.S. revenue increased two percent amid declining drilling activity levels. Operating loss was $3.30 billion and includes $3.35 billion of other items. Adjusted EBITDA increased 15 percent sequentially to $134 million, or 15.8 percent of sales. Higher volumes and cost savings initiatives resulted in 40 percent Adjusted EBITDA incrementals (the change in Adjusted EBITDA divided by the change in revenue).

Completion & Production Solutions

Completion & Production Solutions generated revenues of $663 million in the second quarter of 2019, an increase of 14 percent from the first quarter of 2019 and a decrease of 10 percent from the second quarter of 2018. Most of the segment’s business units posted sequential revenue increases on rising demand from international and offshore markets for completion and production-related equipment. Operating loss was $1.93 billion and includes $1.94 billion in other items. Adjusted EBITDA increased 86 percent sequentially to $52 million, or 7.8 percent of sales.

New orders booked during the quarter totaled $548 million, marking the segment’s highest quarterly order intake in five years and representing a book-to-bill of 145 percent when compared to the $379 million of orders shipped from backlog. At June 30, 2019, backlog for capital equipment orders for Completion & Production Solutions was $1.22 billion.

Rig Technologies

Rig Technologies generated revenues of $671 million in the second quarter of 2019, an increase of 11 percent from the first quarter of 2019 and an increase of three percent from the second quarter of 2018. The segment realized greater contributions from offshore projects and growing demand for aftermarket parts and services. Operating loss was $422 million and included $474 million of other items. Adjusted EBITDA increased 32 percent sequentially to $74 million, or 11.0 percent of sales.

New orders booked during the quarter grew 14 percent to $310 million, representing a book-to-bill of 109 percent when compared to the $284 million of orders shipped from backlog. At June 30, 2019, backlog for capital equipment orders for Rig Technologies was $3.17 billion.

Oil & Gas Equipment and Services Market and Outlook

Following approximately two and a half years of steady improvements in oil prices and global drilling activity levels, commodity prices declined sharply during the fourth quarter of 2018 due to stronger than expected growth in US oil production and concerns regarding the global economy. These developments, along with pressure from investors on North American exploration and production companies to reduce investments and generate free cash flow, led to uncertainty in 2019 capital budgets and caused certain customers to accelerate deliveries of equipment prior to year-end. As a result, NOV reported improved operations during the fourth quarter of 2018, despite oil prices that fell over 40 percent late in the year.

The uncertainty surrounding 2019 budgets, and the pull-forward of equipment deliveries into 2018, led to a sharp reduction in NOV’s first quarter of 2019 revenues; however, commodity prices increased, and the Company’s bookings improved allowing each of the Company’s three operating segments to realize a sequential improvement in the second quarter.

During the second quarter of 2019, several market indicators hit new decade-lows, consistent with a more prolonged downturn for the industry and diminished probability of a stronger near-term recovery.  The Oil Services Index (OSX), an indicator of the health and the cost of capital of the oil and gas services industry (and of the Company’s primary customer base), hit a new low not seen since 2004, reflecting a policy of capital discipline adopted by oil and gas producers during the quarter, diminished access to and a higher cost of capital, to oilfield services firms.  In the Company’s view, falling rig count levels in the second quarter provided tangible proof to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, which will lead to reduced levels of demand for oilfield services, which will lead to reduced levels of demand for the capital equipment that the Company sells to its oilfield services customers. Management reduced its outlook accordingly, resulting in a significant impairment of goodwill, intangibles, and other assets (See Note 14).

Slowly improving activity in international and offshore markets, and growing market share for certain of NOV’s products and services, are expected to partially offset the near-term effects of capital austerity in the North American land marketplace. Longer-term, the Company remains optimistic regarding improvements in market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow. Notwithstanding this optimism, the market outlook remains uncertain and NOV is committed to streamlining its operations and improving organizational efficiencies while continuing to invest in developing and acquiring new products and technologies that further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2019 and 2018, and the first quarter of 2019 include the following:

				%	%
				2Q19	2Q19
	2Q19*	2Q18*	1Q19*	2Q18	1Q19
Active Drilling Rigs:
U.S.	989	1,037	1,046	(4.6%)	(5.4%)
Canada	83	105	185	(21.0%)	(55.1%)
International	1,138	968	1,029	17.6%	10.6%
Worldwide	2,210	2,110	2,260	4.7%	(2.2%)

West Texas Intermediate Crude Prices (per barrel)	$59.78	$68.03	$54.83	(12.1%)	9.0%

Natural Gas Prices ($/mmbtu)	$2.51	$2.82	$2.87	(11.0%)	(12.5%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2019, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased two percent (from 2,260 to 2,210), and the U.S. decreased five percent (from 1,046 to 989), in the second quarter of 2019 compared to the first quarter of 2019. The average per barrel price of West Texas Intermediate Crude Oil increased nine percent (from $54.83 per barrel to $59.78 per barrel) and natural gas prices decreased 13 percent (from $2.87 per mmbtu to $2.51 per mmbtu) in the second quarter of 2019 compared to the fourth quarter of 2018.

At July 26, 2019, there were 1,073 rigs actively drilling in North America, which remained flat with the second quarter average of 1,072 rigs. The price for West Texas Intermediate Crude Oil was $56.20 per barrel at July 26, 2019, a decrease of 6% from the second quarter of 2019 average. The price for natural gas was $2.17 per mmbtu at July 26, 2019, a decrease of 14% from the second quarter of 2019 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Wellbore Technologies	$850	$793	$1,657	$1,504
Completion & Production Solutions	663	738	1,244	1,408
Rig Technologies	671	651	1,274	1,134
Eliminations	(52)	(76)	(103)	(145)
Total revenue	$2,132	$2,106	$4,072	$3,901

Operating profit (loss):
Wellbore Technologies	$(3,295)	38	$(3,276)	$50
Completion & Production Solutions	(1,932)	40	(1,967)	56
Rig Technologies	(422)	62	(391)	80
Eliminations and corporate costs	(79)	(88)	(142)	(135)
Total operating profit (loss)	$(5,728)	$52	$(5,776)	$51

Wellbore Technologies

Three and six months ended June 30, 2019 and 2018. Revenue from Wellbore Technologies was $850 million for the three months ended June 30, 2019, compared to $793 million for the three months ended June 30, 2018, an increase of $57 million or seven percent. For the six months ended June 30, 2019, revenue from Wellbore Technologies was $1,657 million compared to $1,504 million for the six months ending June 30, 2018, an increase of $153 million or 10 percent.

Operating loss from Wellbore Technologies was $3,295 million for the three months ended June 30, 2019 compared to operating profit of $38 for the three months ended June 30, 2018, a decrease of $3,333 million. For the six months ended June 30, 2019, operating loss  from Wellbore Technologies was $3276 million compared to operating profit of $50 million for the six months ending June 30, 2018, a decrease of $3326 million primarily due to the impairment of certain assets.

Completion & Production Solutions

Three and six months ended June 30, 2019 and 2018. Revenue from Completion & Production Solutions was $663 million for the three months ended June 30, 2019, compared to $738 million for the three months ended June 30, 2018, a decrease of $75 million or 10 percent. For the six months ended June 30, 2019, revenue from Completion & Production Solutions was $1,244 million compared to $1,408 million for the six months ending June 30, 2018, a decrease of $164 million or 12 percent.

Operating loss from Completion & Production Solutions was $1,932 million for the three months ended June 30, 2019 compared to operating profit of $40 million for the three months ended June 30, 2018, a decrease of $1,972 million. For the six months ended June 30, 2019, operating loss from Completion and Production Solutions was $1,967 million compared to $56 million for the six months ending June 30, 2018, a decrease of $2023 million primarily due to the impairment of certain assets.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.22 billion at June 30, 2019, an increase of $260 million, or 27 percent from backlog of $955 million at June 30, 2018. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately 59 percent of backlog to become revenue during the remainder of 2019 and 41 percent thereafter. At June 30, 2019, approximately 64 percent of the capital equipment backlog was for offshore products and approximately 82 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and six months ended June 30, 2019 and 2018. Revenue from Rig Technologies was $671 million for the three months ended June 30, 2019, compared to $651 million for the three months ended June 30, 2018, an increase of $20 million or three percent. For the six months ended June 30, 2019, revenue from Rig Technologies was $1,274 million compared to $1,134 million for the six months ending June 30, 2018, an increase of $140 million.

Operating loss from Rig Technologies was $422 million for the three months ended June 30, 2019 compared to operating profit of $62 million for the three months ended June 30, 2018, a decrease of $484 million. For the six months ended June 30, 2019, operating loss from Rig Technologies was $391 million compared to operating profit of $80 million for the six months ending June 30, 2018, a decrease of $453 million, primarily due to asset impairments.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.17 billion at June 30, 2019, a decrease of $34 million, or 10 percent, from backlog of $3.51 billion at June 30, 2018. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately 16 percent during the remainder of 2019 and 84 percent thereafter. At June 30, 2019, approximately 34 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $79 million and $142 million for the three and six months ended June 30, 2019, respectively, compared to $88 million and $135 million for the three six months ended June 30, 2018. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $26 million for the three months ended June 30, 2019 compared to expenses of $50 million for the six months ended June 30, 2018. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rates for the three and six months ended June 30, 2019 were 6.5% and 6.6%, respectively, compared to 16.7% and (24.3)% for the same periods in 2018.  The Company’s ability to realize deferred tax assets is now limited to items supported by reversing deferred tax liabilities as a result of recent losses. The change in the effective tax rate from 2018 to 2019 was impacted by a change in jurisdictional mix of income between the two periods and 2019 was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowance partially offset by the reduction in uncertain tax positions due to a settlement.

For the three and six months ended June 30, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three and six months ended June 30, 2019, the Company estimated and recorded tax based on a full year effective tax rate.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Other items include impairment charges for Goodwill, indefinite and finite-lived intangible assets, long-lived tangible assets, restructure costs for facility closures, inventory write downs, severance payments and adjustments of certain reserves.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2019	2018	2019	2019	2018
Operating profit (loss):
Wellbore Technologies	$(3,295)	$38	$19	$(3,276)	$50
Completion & Production Solutions	(1,932)	40	(35)	(1,967)	56
Rig Technologies	(422)	62	31	(391)	80
Eliminations and corporate costs	(79)	(88)	(63)	(142)	(135)
Total operating profit (loss)	$(5,728)	$52	$(48)	$(5,776)	$51

Other items:
Wellbore Technologies	$3,345	$—	$(2)	$3,343	$(3)
Completion & Production Solutions	1,939	—	11	1,950	3
Rig Technologies	474	—	2	476	6
Corporate	11	—	—	11	(18)
Total other items	$5,769	$—	$11	$5,780	$(12)

Depreciation & amortization:
Wellbore Technologies	$84	$95	$100	$184	$189
Completion & Production Solutions	45	54	52	97	108
Rig Technologies	22	22	23	45	43
Corporate	3	3	2	5	7
Total depreciation & amortization	$154	$174	$177	$331	$347

Adjusted EBITDA:
Wellbore Technologies	$134	$133	$117	$251	$236
Completion & Production Solutions	52	94	28	80	167
Rig Technologies	74	84	56	130	129
Eliminations and corporate costs	(65)	(85)	(61)	(126)	(146)
Total Adjusted EBITDA	$195	$226	$140	$335	$386

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$(5,389)	$24	$(77)	$(5,466)	$(44)
Noncontrolling interests	5	1	2	7	3
Provision (benefit) for income taxes	(373)	5	(10)	(383)	8
Interest expense	25	23	25	50	47
Interest income	(6)	(5)	(6)	(12)	(12)
Equity (income) loss in unconsolidated affiliate	2	1	—	2	(1)
Other (income) expense, net	8	3	18	26	50
Depreciation and amortization	154	174	177	331	347
Other items	5,769	—	11	5,780	(12)
Total Adjusted EBITDA	$195	$226	$140	$335	$386

Liquidity and Capital Resources

Overview

At June 30, 2019, the Company had cash and cash equivalents of $1,121 million compared to $1,427 million at December 31, 2018.  Of our current cash and cash equivalents balance, approximately $784 million was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, we may choose to borrow against our revolving credit facility or utilize its commercial paper program.

At June 30, 2019, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions are recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Our outstanding debt and lease liabilities at June 30, 2019 of $3,179 million consisted of $1,395 million in 2.60% Senior Notes, $1,088 million in 3.95% Senior Notes, and lease liabilities of $696 million. We were in compliance with all covenants at June 30, 2019.

We had $491 million of outstanding letters of credit at June 30, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided (used) by operating activities	$(111)	$110
Net cash used in investing activities	(156)	(360)
Net cash used in financing activities	(39)	(20)

Significant sources and uses of cash during the first six months of 2019

•

Cash flows used by operating activities was $111 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable), primarily related to a build-up of inventory for increased order intake.

•	We sold accounts receivable of $216 million (cost of approximately $2 million), receiving cash proceeds totaling $214 million.
•	Business acquisitions, net of cash acquired, were $65 million.
•	Capital expenditures were $97 million.
•	We paid $38 million in dividends to our shareholders.

Other

The effect of the change in exchange rates on cash flows was a $0 and a decrease of $30 million for the first six months of 2019 and 2018, respectively.

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

New Accounting Pronouncements

See Note 16 for recently adopted and recently issued accounting standards.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $12 million in the first six months of 2019, compared to approximately $19 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $82 million and translation exposures totaling $143 million as of June 30, 2019 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $7 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $17 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2019, long term borrowings consisted $1,395 million in 2.60% Senior Notes and $1,088 million in 3.95% Senior Notes. At June 30, 2019, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Reference is hereby made to the Exhibit Index commencing on page 33-34.

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

10.2	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (8)

10.10	Form of Employee Nonqualified Stock Option Grant Agreement (9)

10.11	Form of Restricted Stock Agreement (9)

10.12	Form of Performance Award Agreement (9)

10.13	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (10)

10.14	Form on Restricted Stock Agreement (2019) (10)

10.15	Form of Performance Award Agreement (2019) (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 11, 2017.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017

(4)	Filed as Appendix I to our Proxy Statement filed on April 15, 2019.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2017.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

(10)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.

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

Date: July 30, 2019	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)