Form 10-Q
period 2019-09-30
NATIONAL OILWELL VARCO INC
filed 2019-10-30
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 18, 2019 the registrant had 385,832,119 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,313	$1,427
Receivables, net	1,799	2,101
Inventories, net	2,537	2,986
Contract assets	615	565
Prepaid and other current assets	251	200
Total current assets	6,515	7,279
Property, plant and equipment, net	2,361	2,797
Lease right-of-use assets, operating	437	—
Lease right-of-use assets, financing	236	—
Deferred income taxes	—	11
Goodwill	3,236	6,264
Intangibles, net	866	3,020
Investment in unconsolidated affiliates	291	301
Other assets	63	124
Total assets	$14,005	$19,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$716	$722
Accrued liabilities	983	1,088
Contract liabilities	455	458
Current portion of lease liabilities	113	7
Accrued income taxes	9	66
Total current liabilities	2,276	2,341
Lease liabilities	673	222
Long-term debt	2,484	2,482
Deferred income taxes	174	564
Other liabilities	269	298
Total liabilities	5,876	5,907
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 385,850,007 and 383,426,654 shares issued and outstanding at September 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	8,483	8,390
Accumulated other comprehensive loss	(1,524)	(1,437)
Retained earnings	1,094	6,862
Total Company stockholders' equity	8,057	13,819
Noncontrolling interests	72	70
Total stockholders’ equity	8,129	13,889
Total liabilities and stockholders’ equity	$14,005	$19,796

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$2,126	$2,154	$6,198	$6,055
Cost of revenue	1,975	1,761	5,729	5,020
Gross profit	151	393	469	1,035
Selling, general and administrative	293	320	1,014	911
Goodwill and indefinite-lived intangible asset impairment	—	—	3,186	—
Long-lived asset impairment	12	—	2,199	—
Operating profit (loss)	(154)	73	(5,930)	124
Interest and financial costs	(25)	(24)	(75)	(71)
Interest income	4	6	16	18
Equity loss in unconsolidated affiliates	(4)	(2)	(6)	(1)
Other income (expense), net	(10)	(20)	(36)	(70)
Income (loss) before income taxes	(189)	33	(6,031)	—
Provision (benefit) for income taxes	60	29	(323)	37
Net income (loss)	(249)	4	(5,708)	(37)
Net income (loss) attributable to noncontrolling interests	(5)	3	2	6
Net income (loss) attributable to Company	$(244)	$1	$(5,710)	$(43)

Net income (loss) attributable to Company per share:
Basic	$(0.64)	$0.00	$(14.95)	$(0.11)
Diluted	$(0.64)	$0.00	$(14.95)	$(0.11)

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Weighted average shares outstanding:
Basic	382	379	382	378
Diluted	382	383	382	378

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(249)	$4	$(5,708)	$(37)
Currency translation adjustments	(118)	(32)	(80)	(219)
Changes in derivative financial instruments, net of tax	(14)	2	(7)	1
Comprehensive loss	(381)	(26)	(5,795)	(255)
Comprehensive income (loss) attributable to noncontrolling interest	(5)	3	2	6
Comprehensive loss attributable to Company	$(376)	$(29)	$(5,797)	$(261)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,708)	$(37)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	433	519
Provision for inventory losses	592	41
Deferred income taxes	(367)	15
Goodwill and indefinite-lived intangible asset impairment	3,186	—
Long-lived asset impairment	2,199	—
Other, net	125	89
Change in operating assets and liabilities, net of acquisitions:
Receivables	338	37
Inventories	(169)	(193)
Contract assets	(42)	12
Prepaid and other current assets	(49)	3
Accounts payable	(20)	152
Accrued liabilities	(182)	(239)
Contract liabilities	(7)	50
Income taxes payable	(58)	(81)
Other assets/liabilities, net	(30)	(68)
Net cash provided by operating activities	241	300

Cash flows from investing activities:
Purchases of property, plant and equipment	(166)	(173)
Business acquisitions, net of cash acquired	(180)	(280)
Other	78	61
Net cash used in investing activities	$(268)	$(392)

Cash flows from financing activities:
Cash dividends paid	(58)	(57)
Other	(15)	45
Net cash used in financing activities	(73)	(12)
Effect of exchange rates on cash	(14)	(40)
Decrease in cash and cash equivalents	(114)	(144)
Cash and cash equivalents, beginning of period	1,427	1,437
Cash and cash equivalents, end of period	$1,313	$1,293

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$53	$48
Income taxes	$81	$61

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net income (loss)	—	—	—	(77)	(77)	2	(75)
Other comprehensive income	—	—	24	—	24	—	24
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	3	3
Stock-based compensation	—	12	—	—	12	—	12
Common stock issued	—	6	—	—	6	—	6
Balance at March 31, 2019	$4	8,408	(1,413)	6,766	13,765	75	13,840
Net income (loss)	—	—	—	(5,389)	(5,389)	5	(5,384)
Other comprehensive income	—	—	21	—	21	—	21
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	32	—	—	32	—	32
Common stock issued	—	1	—	—	1	—	1
Balance at June 30, 2019	$4	$8,441	$(1,392)	$1,358	$8,411	$76	$8,487
Net income (loss)	—	—	—	(244)	(244)	(5)	(249)
Other comprehensive loss	—	—	(132)	—	$(132)	—	$(132)
Cash dividends, $0.05 per common share	—	—	—	(20)	(20)	—	(20)
Noncontrolling interest	—	—	—	—	—	1	1
Stock-based compensation	—	41	—	—	41	—	41
Common stock issued	—	1	—	—	1	—	1
Balance at September 30, 2019	$4	$8,483	$(1,524)	$1,094	$8,057	$72	$8,129

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2017	$4	$8,234	$(1,110)	$6,965	$14,093	$66	$14,159
Net loss	—	—	—	(68)	(68)	2	(66)
Other comprehensive income	—	—	49	—	49	—	49
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	4	4	—	4
Noncontrolling interest	—	—	—	—	—	1	1
Stock-based compensation	—	19	—	—	19	—	19
Common stock issued	—	3	—	—	3	—	3
Balance at March 31, 2018	$4	$8,256	$(1,061)	$6,882	$14,081	$69	$14,150
Net income	—	—	—	24	24	1	25
Other comprehensive loss	—	—	(237)	—	(237)	—	(237)
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	—	—
Stock-based compensation	—	30	—	—	30	—	30
Common stock issued	—	20	—	—	20	—	20
Balance at June 30, 2018	$4	$8,306	$(1,298)	$6,887	$13,899	$70	$13,969
Net income	—	—	—	1	1	3	4
Other comprehensive loss	—	—	(30)		(30)	—	(30)
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	26	—	—	26	—	26
Common stock issued	—	29	—	—	29	—	29
Balance at September 30, 2018	$4	$8,361	$(1,328)	$6,869	$13,906	$70	$13,976

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In management’s opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. Certain reclassifications have been made to the prior period financial statements in order for them to conform with the current presentation, including the reclassification of $229 million from the December 31, 2018 debt balance to lease liabilities. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables was approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$676	$614
Work in process	512	501
Finished goods and purchased products	2,396	2,505
	3,584	3,620
Less: Inventory reserve	(1,047)	(634)
Total	$2,537	$2,986

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2019	2018
Compensation	$256	$331
Vendor costs	117	127
Taxes (non-income)	101	124
Warranties	97	105
Fair value of derivatives	38	23
Interest	27	7
Other	347	371
Total	$983	$1,088

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2018	$(1,396)	$(14)	$(27)	$(1,437)
Accumulated other comprehensive income (loss) before reclassifications	(80)	(13)	—	(93)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	—	6
Balance at September 30, 2019	$(1,476)	$(21)	$(27)	$(1,524)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2019				2018
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$1	$—	$1
Cost of revenue	—	4	—	4	—	2	—	2
Other income (expense), net	—	—	—	—	6	—	—	6
Tax effect	—	(1)	—	(1)	—	(1)	—	(1)
	$—	$3	$—	$3	$6	$2	$—	$8

	Nine Months Ended September 30,
	2019				2018
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$—	$—	$—
Cost of revenue	—	7	—	7	—	(3)	—	(3)
Other income (expense), net	—	—	—	—	6	—	—	6
Tax effect	—	(2)	—	(2)	—	1	—	1
	$—	$6	$—	$6	$6	$(2)	$—	$4

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). The Company recorded losses of $118 million and $80 million for the three and nine months ended September 30, 2019, respectively and losses of $32 million and $219 million for the three and nine months ended September 30, 2018, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive loss of $14 million (net of tax of $4 million) and $7 million (net of tax of $2 million) for the three and nine months ended September 30, 2019, respectively. The accumulated effect was other comprehensive loss of $2 million (net of tax of $0 million) and $1 million (net of tax of $0 million) for the three and nine months ended September 30, 2018, respectively.

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Wellbore Technologies	$793	$847	$2,450	$2,351
Completion & Production Solutions	728	735	1,972	2,143
Rig Technologies	649	637	1,923	1,771
Eliminations	(44)	(65)	(147)	(210)
Total revenue	$2,126	$2,154	$6,198	$6,055

Operating profit (loss):
Wellbore Technologies	$42	40	$(3,234)	$90
Completion & Production Solutions	(24)	46	(1,991)	102
Rig Technologies	(110)	58	(501)	138
Eliminations and corporate costs	(62)	(71)	(204)	(206)
Total operating profit (loss)	$(154)	$73	$(5,930)	$124

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Other Significant Items:
Wellbore Technologies	$41	$—	$3,384	$(3)
Completion & Production Solutions	79	—	2,029	3
Rig Technologies	194	—	670	6
Eliminations and corporate costs	—	—	11	(18)

For the three months ended September 30, 2019, operating profit (loss) includes pre-tax inventory charges ($265 million); impairment of long-lived tangible assets ($12 million); and severance, facility closure and other items ($37 million). For the nine months ended September 30, 2019, operating profit (loss) includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($5,385 million); inventory charges ($571 million); a Voluntary Early Retirement Program ($87 million); and severance, facility closures and other items ($51 million). For the nine months ended September 30, 2018, operating profit (loss) includes a pre-tax net credit for severance, facility closures and reserve adjustments ($12 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended September 30,
	2019					2018
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$422	$295	$113	$—	$830	$469	$343	$189	$—	$1,001
International	355	420	521	—	1,296	362	372	419	—	1,153
Eliminations	16	13	15	(44)	—	16	20	29	(65)	—
	$793	$728	$649	$(44)	$2,126	$847	$735	$637	$(65)	$2,154

Land	$616	$479	$151	$—	$1,246	$707	$521	$206	$—	$1,434
Offshore	161	236	483	—	880	124	194	402	—	720
Eliminations	16	13	15	(44)	—	16	20	29	(65)	—
	$793	$728	$649	$(44)	$2,126	$847	$735	$637	$(65)	$2,154

	Nine Months Ended September 30,
	2019					2018
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$1,343	$846	$381	$—	$2,570	$1,333	$977	$467	$—	$2,777
International	1,061	1,080	1,487	—	3,628	970	1,104	1,204	—	3,278
Eliminations	46	46	55	(147)	—	48	62	100	(210)	—
	$2,450	$1,972	$1,923	$(147)	$6,198	$2,351	$2,143	$1,771	$(210)	$6,055

Land	$1,960	$1,340	$537	$—	$3,837	$1,950	$1,476	$586	$—	$4,012
Offshore	444	586	1,331	—	2,361	353	605	1,085	—	2,043
Eliminations	46	46	55	(147)	—	48	62	100	(210)	—
	$2,450	$1,972	$1,923	$(147)	$6,198	$2,351	$2,143	$1,771	$(210)	$6,055

Performance Obligations

Net revenue recognized from performance obligations partially satisfied in previous periods was $54 million and $56 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. The Company does not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,603 million. The Company expects to recognize approximately 12 percent of the remaining performance obligations in the fourth quarter of 2019 and the remainder thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$565	$458
Billings	(591)	548
Revenue recognized	661	(560)
Currency translation adjustments and other	(20)	9
Balance at September 30, 2019	$615	$455

There were no impairment losses recorded on contract assets for each of the periods ending September 30, 2019 or 2018.

7.	Leases

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

At adoption of ASC 842, the Company had lease right-of-use assets of $786 million ($537 million operating and $249 million financing) and lease liabilities of $839 million ($554 million operating and $285 million financing). The adoption had no material effect on retained earnings.

The Company leases certain facilities and equipment to support its operations around the world.  These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent.  Renewal options are common in longer term leases; however, it is rare that the Company intends to exercise a lease option at inception due to the cyclical nature of the Company’s business.  Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company sub-leases excess facility space, generally at terms similar to the source lease. The Company reviews new agreements to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as most do not include implicit interest rates.

At adoption of ASC 842, for those existing leases that included a periodic rent adjustment based on an index (or a similar variable rate), the asset and liability balances were updated with the January 1, 2019 index.  Going forward, new such leases are initially valued at the index rate in effect on the lease commencement date. For all continuing such leases, subsequent changes in variable rates will be recorded to expense.

Components of leases are as follows (in millions):

	September 30,	December 31,
	2019	2018
Current portion of lease liabilities:
Operating	$83	$—
Financing	30	7
Total	$113	$7

	September 30,	December 31,
	2019	2018
Long-term portion of lease liability:
Operating	$418	$—
Financing	255	$222
Total	$673	$222

Components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$7	$24
Interest on lease liabilities	3	10
Operating lease cost	28	88
Short-term lease cost	19	52
Sub-lease income	(3)	(8)
Total	$54	$166

Supplemental information related to the Company’s leases is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$10
Operating cash flows from operating leases	28	88
Financing cash flows from finance leases	7	22
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	10	41
Finance lease liabilities	$—	$11

Weighted average remaining lease term at September 30, 2019:
Operating leases		10 years
Finance leases		16 years
Weighted average discount rate at September 30, 2019:
Operating leases		5.02%
Finance leases		5.41%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at September 30, 2019, are payable as follows (in millions):

	Operating	Finance
2019	$35	$14
2020	110	47
2021	87	39
2022	67	28
2023	50	20
Thereafter	282	253
Total lease payments	631	401
Less: Interest	(130)	(116)
Present value of lease liabilities	$501	$285

8.Debt

	September 30,	December 31,
	2019	2018
$1.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	$1,395	$1,394
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,089	1,088
Total	$2,484	$2,482

The Company has a $3.0 billion, five-year unsecured revolving credit facility, which expires on June 27, 2022. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $4.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2019, the Company was in compliance with a debt-to-capitalization ratio of 25.4%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $3.0 billion, five-year credit facility. At September 30, 2019, there were no commercial paper borrowings and no outstanding letters of credit issued under the facility, resulting in $3.0 billion of funds available under this credit facility.

The Company had $456 million of outstanding letters of credit at September 30, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2019 and December 31, 2018, the fair value of the Company’s unsecured Senior Notes approximated $2,422 million and $2,211 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments.
9.	Income Taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2019 were $60 million and ($323) million, respectively, compared to $29 million and $37 million for the same periods in 2018.  The Company’s ability to realize deferred tax assets is limited to items supported by reversing deferred tax liabilities as a result of recent losses. The change in the effective tax rate from 2018 to 2019 was impacted by a change in jurisdictional mix of income between the two periods and 2019 was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowance. This was partially offset by the reduction in uncertain tax positions due to a settlement.

For the three and nine months ended September 30, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three and nine months ended September 30, 2019, the Company estimated and recorded tax based on a full-year effective tax rate.

10.	Stock-Based Compensation

Total expense for all stock-based compensation arrangements was $41 million and $104 million for the three and nine months ended September 30, 2019, respectively and $30 million and $88 million for the three and nine months ended September 30, 2018, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements was $5 million and $13 million for the three and nine months ended September 30, 2019, respectively, and $6 million and $12 million for the three and nine months ended September 30, 2018, respectively.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2019		2018
South Korean Won	KRW	17,600	KRW	—
Norwegian Krone	NOK	3,845	NOK	5,229
U.S. Dollar	USD	635	USD	631
Euro	EUR	167	EUR	172
South African Rand	ZAR	124	ZAR	124
Mexican Peso	MXN	119	MXN	204
Japanese Yen	JPY	113	JPY	121
Singapore Dollar	SGD	38	SGD	—
British Pound Sterling	GBP	26	GBP	12
Danish Krone	DKK	16	DKK	35
Canadian Dollar	CAD	2	CAD	—

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

The Company expects $20 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($7) million and ($10) million for the three and nine months ended September 30, 2019, respectively, and ($3) million and ($11) million for the three and nine months ended September 30, 2018, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$3	$2	Accrued liabilities	$29	$17
Foreign exchange contracts	Other Assets	—	—	Other liabilities	9	11

Total derivatives designated as hedging instruments under ASC Topic 815		$3	$2		$38	$28

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$1	$4	Accrued liabilities	$9	$6
Foreign exchange contracts	Other Assets	1	—	Other Liabilities	—	2

Total derivatives not designated as hedging instruments under ASC Topic 815		$2	$4		$9	$8

Total derivatives		$5	$6		$47	$36

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Company	$(244)	$1	$(5,710)	$(43)
Denominator:
Basic—weighted average common shares outstanding	382	379	382	378
Dilutive effect of employee stock options and other
unvested stock awards	—	4	—	—
Diluted outstanding shares	382	383	382	378

Net income (loss) attributable to Company per share:
Basic	$(0.64)	$0.00	$(14.95)	$(0.11)
Diluted	$(0.64)	$0.00	$(14.95)	$(0.11)

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to Company allocated to participating securities was immaterial for each of the three and nine months ended September 30, 2019 and 2018, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 25 million and 21 million shares for the three and nine months ended September 30, 2019, respectively, compared to 11 million and 17 million shares for each of the three and nine months ended September 30, 2018, respectively.
13.	Cash Dividends

On May 29, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share. The cash dividend was paid on September 27, 2019, to each stockholder of record on September 13, 2019. Cash dividends were $20 million and $58 million for the three and nine months ended September 30, 2019 compared to $19 million and $57 million for the three and nine months ended September 30, 2018. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

14.	Asset Impairments

Goodwill and Other Indefinite-Lived Intangible Assets

The Company tests intangible assets for impairment annually, or more frequently if events or circumstances indicate they could be impaired. Potential impairment indicators include (but are not limited to) a sustained increase in worldwide inventories of oil or gas or sustained reductions in: worldwide oil and gas prices or drilling activity; the profitability or cash flow of oil and gas companies or drilling contractors; available financing or other capital investment for oil and gas companies or drilling contractors; the market capitalization of the Company or its customers; or capital investments by drilling companies and oil and gas companies.

The global oil and gas market downturn that began in 2014 has repeatedly exhibited signs of recovery that subsequently faded.  During the second quarter of 2019, several market indicators hit new decade-lows, consistent with a more prolonged downturn for the industry and diminished probability of a stronger near-term recovery.  The Company’s stock price reached a fourteen-year low during the quarter and its market capitalization was below its carrying value. Also, during the quarter, the Oil Services Index (OSX), an indicator of the health and the cost of capital of the oil and gas services industry (and of the Company’s primary customer base), hit a low not seen since 2004.  The OSX traded down approximately 14 percent from the first quarter to the second quarter of 2019, reflecting a policy of capital discipline adopted by oil and gas producers during the quarter, diminished access to capital, and a higher cost of capital to oilfield services firms.  Management reduced its outlook accordingly.  In the Company’s view, falling rig count levels in the second quarter provided tangible proof to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, which will lead to reduced levels of demand for oilfield services, and to reduced levels of demand for the capital equipment that the Company sells to its oilfield services customers.  Additionally, the second quarter saw the number of oilfield services firms declaring bankruptcy increase, including one of the Company’s large-cap peers and substantial customers.  In management’s judgement the current facts and circumstances including those described above constituted a triggering event in the second quarter which indicated the Company’s goodwill and other long-lived assets may be impaired.  The Company performed a detailed Step 1 analysis under ASC 350, incorporating this refined outlook, which determined that the fair values were less than the respective carrying values for the following reporting units: Rig Equipment, Marine Construction, Downhole, ReedHycalog, IntelliServ, Grant Prideco, Tuboscope, Wellsite Services, Intervention & Stimulation Equipment, Floating Production Systems, XL Systems, Subsea Production Systems, Fiberglass Systems and Process & Flow Technologies (“Reporting Units”).

The Company primarily uses the discounted cash flow method to estimate the fair value of its Reporting Units when conducting the impairment test, but also considers the comparable companies and representative transaction methods to validate the test result and management’s forecast and other expectations, where possible. The valuation techniques used in the test were consistent with those used during previous testing. Fair value of the reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow. The inputs used in the test were updated to reflect management’s judgement, current market conditions and forecasts.

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

During the second quarter of 2019, the Company recorded a $3,099 million impairment charge to goodwill and an $87 million charge to indefinite-lived intangible assets.

During the third quarter, the Company combined two Reporting Units within the Completion & Production Solutions segment, Floating Production and Process & Flow Technologies. The restructuring better aligns operations with the current and anticipated market environments and reduces administrative burden. The Company tested the two Reporting Units for goodwill impairment prior to, and after, combining them and concluded no impairment charge was necessary.

Also, during the third quarter, the Company’s Wellbore Technologies segment reorganized two of its Reporting Units. The Company performed a goodwill impairment analysis prior and subsequent to the restructuring and concluded that the calculated fair values of these Reporting Units were substantially in excess of their carrying value, with the exception of Wellsite Services which has a goodwill balance of $174 million at September 30, 2019. Further deterioration of market conditions, in management’s judgement, could result in additional impairment. The restructuring did not effect Wellbore Technologies’ consolidated financial position and results of operations.

At September 30, 2019, the Company has approximately $3.2 billion of goodwill, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2018	$3,011	$2,041	$1,212	$6,264
Impairment	(1,866)	(1,013)	(220)	(3,099)
Additions	11	58	14	83
Currency translation adjustments and other	1	(8)	(5)	(12)
Balance at September 30, 2019	$1,157	$1,078	$1,001	$3,236

Accumulated goodwill impairment was $5,556 million at September 30, 2019. Additions during the third quarter 2019 were $55 million.

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

The Company identified its Reporting Units as individual asset groups. The carrying values of these asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of the asset is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach that requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil and gas prices, the general outlook for the global oil and gas industry, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts; collapse of spot and futures prices for oil and gas; significant deterioration of external financing for our customers; higher risk premiums or higher cost of equity; or any other significant adverse economic news could require a provision for impairment.

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

Impairment testing performed as of June 1, 2019 resulted in the determination that certain long-lived assets associated with most of the Company’s asset groups were not recoverable.  The estimated fair value of these asset groups was below the carrying value and as a result, during the second quarter of 2019, the Company recorded an impairment charge of $1,901 million to customer relationships, patents, trademarks, tradenames, and other finite-lived intangible assets, $230 million to property, plant and equipment, and $56 million for right-of-use assets. During the third quarter of 2019, the Company recorded a $12 million impairment charge to property, plant and equipment ($5 million in the Wellbore Technologies segment and $7 million in the Completion & Production Solutions segment).

At September 30, 2019, the Company has approximately $866 million of identified intangible assets, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2018	$1,735	$1,005	$280	$3,020
Impairment	(1,298)	(690)	—	(1,988)
Additions	6	—	—	6
Amortization	(90)	(51)	(22)	(163)
Currency translation adjustments and other	(7)	—	(2)	(9)
Balance at September 30, 2019	$346	$264	$256	$866

15.	Commitments and Contingencies

Our business is affected by governmental laws and regulations relating to the oilfield service industry, including, health, safety, environmental, customs and trade. We have not incurred any known, material unreserved liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable or unknown, costs or liabilities.

The Company is exposed to customs and regulatory risk in the countries in which we do business or to which we transport goods. For example, the effects of the United Kingdom’s withdrawal from the European Union, known as Brexit, may have a negative impact on our results from operations. Uncertainty concerning the legal and regulatory risks of Brexit, include: (i) supply chain risks resulting from lack of trade agreements, potential changes in customs administrations or tariffs; (ii) revenue risk, loss of customers or increased costs; (iii) delays in delivery of materials to the Company or delay in delivery by the Company; and (iv) the need for renegotiation of agreements; and other business disruptions. In addition, trade regulations and laws may adversely impact our ability to do business in certain countries, e.g.: Iran, Syria, Russia and Venezuela. Such trade regulations can be complex and present compliance challenges which could result in future liabilities.

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The Company maintains insurance that covers many of the claims arising from risks associated with the business activities of the Company, including claims for premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover such risks. See Item 1A. Risk Factors.

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters arising from ordinary day-to-day business activities in which parties, including government authorities, assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: individual employment law claims, collective actions or class actions under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, product liability claims, warranty claims, personal injury claims arising from allegedly defective products, negligence or other theories of liability, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. For many such contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company.

As of September 30, 2019, the Company recorded reserves in an amount believed to be sufficient given the range of potential outcomes for contingent liabilities representing all contingencies believed to be probable. The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the final outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.  In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of trade secrets and confidential information, patents and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and difficulty in predicting the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could materially and adversely impact our financial performance.

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

16.New Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “Tax Act”). The Company adopted ASU Topic 2018-02 on January 1, 2019 and elected not to reclassify stranded tax effects caused by tax reform from AOCI to retained earnings.

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and services equipment and technologies needed for hydraulic fracture stimulation, including downhole multistage fracturing tools, pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; well construction, including premium connections and liner hangers; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems, wellstream processing and sand control systems; and, offshore production, including fluid processing and sand control systems, mooring and fluid transfer systems, and subsea production technologies.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2018, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2019, the Company generated revenues of $2.13 billion, compared to $2.13 billion for the second quarter of 2019 and $2.15 billion for the third quarter of 2018. Operating loss for the third quarter of 2019 was $154 million, and net loss was $244 million. Operating loss and net loss include non-cash, pre-tax charges (“other items”, see Other Corporate Items for additional detail) of $314 million. Adjusted EBITDA (operating profit excluding depreciation, amortization, and other items) increased $67 million sequentially to $262 million, or 12.3 percent of sales. Other items included inventory charges, impairment charges, severance accruals, and restructuring costs.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $793 million in the third quarter of 2019, a decrease of seven percent from the second quarter of 2019 and a decrease of six percent from the third quarter of 2018. Softening demand for the segment’s short-cycle products and services in a contracting North American market, coupled with reduced drillpipe deliveries, drove the sequential revenue decline. Operating profit was $42 million and included $41 million of other items. Adjusted EBITDA was $133 million, or 16.8 percent of sales, as the benefits of the segment’s cost-savings initiatives helped limit decremental leverage (the change in adjusted EBITDA divided by the change in revenue) to 2%.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $728 million in the third quarter of 2019, an increase of 10 percent from the second quarter of 2019 and a decrease of one percent from the third quarter of 2018. The second straight quarter of double-digit top-line improvement was driven by increased shipments of fiberglass pipe, processing equipment, and subsea flexible pipe, predominantly for international and offshore markets. Operating loss was $24 million and included $79 million in other items. Adjusted EBITDA increased 58 percent sequentially to $82 million, or 11.3 percent of sales, as realized cost-cutting benefits were boosted by favorable project closures and improved absorption in eastern hemisphere facilities. Sequential Adjusted EBITDA leverage was 46%.

New orders booked during the quarter totaled $535 million, representing a book-to-bill of 124 percent when compared to the $431 million of orders shipped from backlog. At September 30, 2019, backlog for capital equipment orders for Completion & Production Solutions was $1.30 billion.

Rig Technologies

Rig Technologies generated revenues of $649 million in the third quarter of 2019, a decrease of three percent from the second quarter of 2019 and an increase of two percent from the third quarter of 2018. Incremental contributions from the segment’s Aftermarket business, which continues to benefit from improved offshore rig tendering activity, were more than offset by a decline in capital equipment sales into the North American land market during the quarter. Operating loss was $110 million and included $194 million of other items. Adjusted EBITDA increased 42 percent sequentially to $105 million, or 16.2 percent of sales, benefiting from positive project closeout variances, a more favorable shift in product mix, and strong progress on cost savings initiatives.

New orders booked during the quarter totaled $221 million, representing a book-to-bill of 90 percent when compared to the $246 million of orders shipped from backlog. At September 30, 2019, backlog for capital equipment orders for Rig Technologies was $3.14 billion.

Oil & Gas Equipment and Services Market and Outlook

Following approximately two and a half years of steady improvements in oil prices and global drilling activity levels, commodity prices declined sharply during the fourth quarter of 2018 due to stronger than expected growth in U.S. oil production and concerns regarding the global economy. These developments, along with pressure from investors on North American exploration and production companies to reduce investments and generate free cash flow, led to uncertainty in 2019 capital budgets and caused certain customers to accelerate deliveries of equipment prior to year-end. As a result, NOV reported improved operations during the fourth quarter of 2018, despite oil prices that fell over 40 percent late in the year.

The uncertainty surrounding 2019 budgets, and the pull-forward of equipment deliveries into 2018, led to a sharp reduction in NOV’s first quarter of 2019 revenues; however, commodity prices increased, and the Company’s bookings improved allowing each of the Company’s three operating segments to realize a sequential improvement in the second quarter.

During the second quarter of 2019, several market indicators hit new decade-lows, consistent with a more prolonged downturn for the industry and diminished probability of a stronger near-term recovery.  The Oil Services Index (OSX), an indicator of the health and the cost of capital of the oil and gas services industry (and of the Company’s primary customer base), hit a new low not seen since 2004, reflecting a policy of capital discipline adopted by oil and gas producers during the quarter, diminished access to, and a higher cost of, capital to oilfield services firms.  In the Company’s view, falling rig count levels in the second quarter provided tangible proof to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, which will lead to reduced levels of demand for oilfield services, which will lead to reduced levels of demand for the capital equipment that the Company sells to its oilfield services customers. Management reduced its outlook accordingly, resulting in a significant impairment of goodwill, intangibles, and other assets in the second quarter (See Note 14).

The third quarter of 2019 saw further depressed industry activity in North America, with some positive signs offshore and internationally. Management continued evaluating the Company’s structure, footprint and strategies against the evolving market, resulting in inventory charges ($265 million); impairment of long-lived tangible assets ($12 million); and severance, facility closure and other costs ($37 million) in the third quarter. Slowly improving activity in international and offshore markets, and growing market share for certain of NOV’s products and services, are expected to partially offset the continuing effects of capital austerity in the North American land marketplace. Longer-term, the Company remains optimistic regarding improvements in market fundamentals as existing oil and gas fields continue to deplete and numerous major projects to replenish supply have been deferred or canceled while global demand continues to grow. Notwithstanding this optimism, the market outlook remains uncertain and NOV is committed to streamlining its operations and improving organizational efficiencies while continuing to invest in developing and acquiring new products and technologies that further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2019 and 2018, and the second quarter of 2019 include the following:

				%	%
				3Q19	3Q19
	3Q19*	3Q18*	2Q19*	3Q18	2Q19
Active Drilling Rigs:
U.S.	920	1,051	989	(12.5%)	(7.0%)
Canada	132	208	83	(36.5%)	59.0%
International	1,145	1,003	1,138	14.2%	0.6%
Worldwide	2,197	2,262	2,210	-2.9%	(0.6%)

West Texas Intermediate Crude Prices (per barrel)	$56.37	$69.76	$59.78	(19.2%)	(5.7%)

Natural Gas Prices ($/mmbtu)	$2.34	$2.90	$2.51	(19.3%)	(6.8%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2019, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased one percent (from 2,210 to 2,197), and the U.S. decreased seven percent (from 989 to 920), in the third quarter of 2019 compared to the second quarter of 2019. The average per barrel price of West Texas Intermediate Crude Oil decreased six percent (from $59.78 per barrel to $56.37 per barrel) and natural gas prices decreased seven percent (from $2.51 per mmbtu to $2.34 per mmbtu) in the third quarter of 2019 compared to the second quarter of 2019.

At October 18, 2019, there were 994 rigs actively drilling in North America, which decreased six percent from the third quarter average of 1,052 rigs. The price for West Texas Intermediate Crude Oil was $53.78 per barrel at October 18, 2019, a decrease of five percent from the third quarter of 2019 average. The price for natural gas was $2.32 per mmbtu at October 18, 2019, a decrease of one percent from the third quarter of 2019 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Wellbore Technologies	$793	$847	$2,450	$2,351
Completion & Production Solutions	728	735	1,972	2,143
Rig Technologies	649	637	1,923	1,771
Eliminations	(44)	(65)	(147)	(210)
Total revenue	$2,126	$2,154	$6,198	$6,055

Operating profit (loss):
Wellbore Technologies	$42	40	$(3,234)	$90
Completion & Production Solutions	(24)	46	(1,991)	102
Rig Technologies	(110)	58	(501)	138
Eliminations and corporate costs	(62)	(71)	(204)	(206)
Total operating profit (loss)	$(154)	$73	$(5,930)	$124

Wellbore Technologies

Three and nine months ended September 30, 2019 and 2018. Revenue from Wellbore Technologies was $793 million for the three months ended September 30, 2019, compared to $847 million for the three months ended September 30, 2018, a decrease of $54 million or six percent. For the nine months ended September 30, 2019, revenue from Wellbore Technologies was $2,450 million compared to $2,351 million for the nine months ending September 30, 2018, an increase of $99 million or four percent.

Operating profit from Wellbore Technologies was $42 million for the three months ended September 30, 2019 compared to operating profit of $40 million for the three months ended September 30, 2018, an increase of $2 million. For the nine months ended September 30, 2019, operating loss from Wellbore Technologies was $3,234 million compared to operating profit of $90 million for the nine months ending September 30, 2018, a decrease of $3,324 million primarily due to the impairment of certain assets.

Completion & Production Solutions

Three and nine months ended September 30, 2019 and 2018. Revenue from Completion & Production Solutions was $728 million for the three months ended September 30, 2019, compared to $735 million for the three months ended September 30, 2018, a decrease of seven million dollars or one percent. For the nine months ended September 30, 2019, revenue from Completion & Production Solutions was $1,972 million compared to $2,143 million for the nine months ending September 30, 2018, a decrease of $171 million or eight percent.

Operating loss from Completion & Production Solutions was $24 million for the three months ended September 30, 2019 compared to operating profit of $46 million for the three months ended September 30, 2018, a decrease of $70 million. For the nine months ended September 30, 2019, operating loss from Completion & Production Solutions was $1,991 million compared to operating profit of $102 million for the nine months ending September 30, 2018, a decrease of $2,093 million primarily due to the impairment of certain assets.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.30 billion at September 30, 2019, an increase of $418 million, or 48 percent from backlog of $880 million at September 30, 2018. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately 34 percent of backlog to become revenue during the rest of 2019 and the remainder thereafter. At September 30, 2019, approximately 66 percent of the capital equipment backlog was for offshore products and approximately 85 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and nine months ended September 30, 2019 and 2018. Revenue from Rig Technologies was $649 million for the three months ended September 30, 2019, compared to $637 million for the three months ended September 30, 2018, an increase of $12 million or two percent. For the nine months ended September 30, 2019, revenue from Rig Technologies was $1,923 million compared to $1,771 million for the nine months ending September 30, 2018, an increase of $152 million or nine percent.

Operating loss from Rig Technologies was $110 million for the three months ended September 30, 2019 compared to operating profit of $58 million for the three months ended September 30, 2018, a decrease of $168 million. For the nine months ended September 30, 2019, operating loss from Rig Technologies was $501 million compared to operating profit of $138 million for the nine months ending September 30, 2018, a decrease of $639 million, primarily due to asset impairments.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.14 billion at September 30, 2019, a decrease of $258 million, or eight percent, from backlog of $3.40 billion at September 30, 2018. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately nine percent of backlog to become revenue during the rest of 2019 and the remainder thereafter. At September 30, 2019, approximately 33 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $62 million and $204 million for the three and nine months ended September 30, 2019, respectively, compared to $71 million and $206 million for the three and nine months ended September 30, 2018. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $10 million and $36 million for the three and nine months ended September 30, 2019, respectively, compared to expenses of $20 million and $70 million for the three and nine months ended September 30, 2018, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2019 were $60 million and $(323) million, respectively, compared to $29 million and $37 million for the same periods in 2018. The Company’s ability to realize deferred tax assets is limited to items supported by reversing deferred tax liabilities as a result of recent losses. The change in the effective tax rate from 2018 to 2019 was impacted by a change in jurisdictional mix of income between the two periods and 2019 was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowance. This was partially offset by the reduction in uncertain tax positions due to a settlement.

For the three and nine months ended September 30, 2018, the Company utilized the discrete-period method to compute its interim tax provision due to significant variations in the relationship between income tax expense and pre-tax accounting income or loss. For the three and nine months ended September 30, 2019, the Company estimated and recorded tax based on a full-year effective tax rate.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2019	2018	2019	2019	2018
Operating profit (loss):
Wellbore Technologies	$42	$40	$(3,295)	$(3,234)	$90
Completion & Production Solutions	(24)	46	(1,932)	(1,991)	102
Rig Technologies	(110)	58	(422)	(501)	138
Eliminations and corporate costs	(62)	(71)	(79)	(204)	(206)
Total operating profit (loss)	$(154)	$73	$(5,728)	$(5,930)	$124

Other items:
Wellbore Technologies	$41	$—	$3,345	$3,384	$(3)
Completion & Production Solutions	79	—	1,939	2,029	3
Rig Technologies	194	—	474	670	6
Corporate	—	—	11	11	(18)
Total other items	$314	$—	$5,769	$6,094	$(12)

Depreciation & amortization:
Wellbore Technologies	$50	$95	$84	$234	$284
Completion & Production Solutions	27	53	45	124	161
Rig Technologies	21	20	22	66	63
Corporate	4	4	3	9	11
Total depreciation & amortization	$102	$172	$154	$433	$519

Adjusted EBITDA:
Wellbore Technologies	$133	$135	$134	$384	$371
Completion & Production Solutions	82	99	52	162	266
Rig Technologies	105	78	74	235	207
Eliminations and corporate costs	(58)	(67)	(65)	(184)	(213)
Total Adjusted EBITDA	$262	$245	$195	$597	$631

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$(244)	$1	$(5,389)	$(5,710)	$(43)
Noncontrolling interests	(5)	3	5	2	6
Provision (benefit) for income taxes	60	29	(373)	(323)	37
Interest expense	25	24	25	75	71
Interest income	(4)	(6)	(6)	(16)	(18)
Equity (income) loss in unconsolidated affiliate	4	2	2	6	1
Other (income) expense, net	10	20	8	36	70
Depreciation and amortization	102	172	154	433	519
Other items	314	—	5,769	6,094	(12)
Total Adjusted EBITDA	$262	$245	$195	$597	$631

Liquidity and Capital Resources

Overview

At September 30, 2019, the Company had cash and cash equivalents of $1,313 million compared to $1,427 million at December 31, 2018.  Of our current cash and cash equivalents balance, approximately $922 million was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, we may choose to borrow against our revolving credit facility or utilize its commercial paper program.

At September 30, 2019, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions are recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Our outstanding debt and lease liabilities at September 30, 2019 of $3,270 million consisted of $1,395 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, and lease liabilities of $786 million. We were in compliance with all covenants at September 30, 2019.

We had $456 million of outstanding letters of credit at September 30, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$241	$300
Net cash used in investing activities	(268)	(392)
Net cash used in financing activities	(73)	(12)

Significant sources and uses of cash during the first nine months of 2019

•

Cash flows provided by operating activities was $241 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable), primarily related to strong collections on accounts receivable.

•	We sold accounts receivable of $286 million (cost of approximately $2 million), receiving cash proceeds totaling $284 million.
•	Business acquisitions, net of cash acquired, were $180 million.
•	Capital expenditures were $166 million.
•	We paid $58 million in dividends to our shareholders.

Other

The effect of the change in exchange rates on cash flows was a decrease of $14 million and $40 million for the first nine months of 2019 and 2018, respectively.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $17 million in the first nine months of 2019, compared to approximately $30 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $78 million and translation exposures totaling $177 million as of September 30, 2019 excluding trade receivables and payables, which approximate fair value. These market-risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $6 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $18 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At September 30, 2019, long term borrowings consisted $1,395 million in 2.60% Senior Notes and $1,089 million in 3.95% Senior Notes. At September 30, 2019, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $3.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Reference is hereby made to the Exhibit Index commencing on page 31-32.

INDEX TO EXHIBITS

(a)Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(3)

10.2	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.3	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.4	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.5	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.6	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.7	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.8	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.9	Form of Executive Severance Agreement. (Exhibit 10.2) (8)

10.10	Form of Employee Nonqualified Stock Option Grant Agreement (9)

10.11	Form of Restricted Stock Agreement (9)

10.12	Form of Performance Award Agreement (9)

10.13	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (10)

10.14	Form on Restricted Stock Agreement (2019) (10)

10.15	Form of Performance Award Agreement (2019) (10)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on August 11, 2017.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017

(4)	Filed as Appendix I to our Proxy Statement filed on April 15, 2019.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2017.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

(10)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.

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

Date: October 29, 2019	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)