Form 10-K
period 2019-12-31
NATIONAL OILWELL VARCO INC
filed 2020-02-13
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Large accelerated filer ☒	Accelerated filer ☐	Emerging growth company	☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(1) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $7.6 billion. As of February 7, 2020, there were 385,946,844 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2019 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

National Oilwell Varco, Inc. (“NOV” or the “Company”), a Delaware corporation incorporated in 1995, is a leading independent provider of equipment and technology to the upstream oil and gas industry.  The Company was originally founded in 1862 in Oil City, PA. Over the course of its 156-year history, NOV and its predecessor companies have helped transform the way the industry develops oil and gas fields and improved the cost-effectiveness, efficiency, safety, and environmental impact of global oil and gas operations. Over the past few decades, the Company pioneered and refined key technologies that helped make frontier resources, such as unconventional and deepwater oil and gas, economically viable.

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

NOV serves major-diversified, national, and independent service companies; contractors; and oil and gas operators in 63 countries around the world.  The Company currently operates under three segments: Wellbore Technologies, Completion & Production Solutions, and Rig Technologies.

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

Scope and scale for distribution and marketing.  As a leading independent provider of technology and equipment to the oilfield and with operations in 63 countries, NOV has developed an efficient global distribution network and relationships with virtually every oil and gas operator, service company, and contractor in the world. NOV uses its customer relationships and distribution capabilities to accelerate the commercialization of new products and technologies. NOV routinely develops technologies for use in the global marketplace. NOV’s infrastructure allows the Company to quickly penetrate the global marketplace and can create a first-mover advantage as customers prefer to standardize operations around certain products.

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

Develop proprietary technologies and solutions that assist oil and gas operators in reducing their marginal cost of supply

NOV strives to further develop its substantial technology portfolio and has a reputation for rapidly developing innovative solutions that assist its customers’ pursuit of productivity gains. The Company is well positioned to leverage resources and introduce new breakthrough technologies, including digital products that enhance efficiencies and address industry needs, to generate strong returns. The Company’s unmatched cross-business-unit capabilities and expertise uniquely position NOV to pioneer proprietary technologies across its business lines. For example, NOV’s Wellbore Technologies and Rig Technologies segments jointly introduced closed-loop drilling technologies, which link data from the bottom of the well to the software controls of the drilling rig and use machine learning to drive greater efficiency. NOV works closely with customers to identify needs and its technical experts utilize internal research and development capabilities to develop value-added technologies.

Employ a conservative capital structure with ample liquidity to capitalize on volatility associated with the oil and gas industry

NOV maintains a conservative capital structure, with an investment grade credit rating and ample liquidity. The Company carefully manages its capital structure by continuously monitoring cash flow, capital spending, and debt capacity. Maintaining financial strength inspires confidence from customers who provide NOV with large purchase commitments that the Company delivers over multi-year timeframes and who expect NOV to support their equipment with OEM aftermarket parts and services for decades to come. A strong balance sheet provides NOV with the flexibility to execute its strategy, including advancing technological offerings, through industry volatility and commodity price cycles. The Company intends to maintain a conservative approach to managing its balance sheet to preserve operational and strategic flexibility.

Business Segment Overview

Wellbore Technologies provides the critical technologies, equipment, and services required to maximize customer efficiencies and economics associated with oil and gas wells.  The segment’s offerings are provided through the following business units:

•

Downhole is a leading independent equipment supplier in the drilling and intervention segment of the industry, with engineering teams, manufacturing facilities, supply hubs and service centers situated in regions of oil and gas activity.  With a constantly-evolving product portfolio that includes downhole drilling motors, SelectShiftTM motors, agitator systems, as well as fishing and thrutubing tools, the Downhole business unit’s offerings enable its customers to achieve significant increases in efficiency, whether in drilling, workover or intervention operations.

•

Tuboscope is a leader in tubular coating and inspection services, servicing drill pipe and other oil country tubular goods (“OCTG”) such as casing, production tubing, and line pipe.  Backed by an 80-year track record, Tuboscope offers a fully integrated inspection, coating, and repair process that enables customers to be confident that their critical OCTG will behave as they should when needed.  In addition, Tuboscope offers artificial lift rod solutions, line-pipe connection systems, pipe thread protection systems, and RFID technology for complete drillpipe lifecycle management.

•

Grant Prideco is a leading manufacturer of premium drill-stem tubulars.  With an integrated supply chain and a strong offering of premium drillpipe connections, Grant Prideco offers one stop shopping for all drill stem needs.  Grant Prideco leverages its expertise in metallurgy and connection technologies to offer an innovative product portfolio that can address customer needs ranging from the simplest vertical land well to the challenging needs of deepwater, extended-reach, high-pressure/high-temperature, and factory-drilling applications.

•

IntelliServ is the only independent commercial provider of wired drillpipe complete with an associated telemetry network that utilizes real-time broadband data transmission to enable instantaneous two-way communication between the bottomhole assembly and surface control system.  IntelliServTM wired pipe enables real time information, real time bottom-hole pressure monitoring, and significant rig time savings as surveys, downlinks, slide orientations, and other data-driven activities are performed in a matter of seconds versus minutes with conventional telemetry.

•

Directional Drilling Technologies is a leading designer and manufacturer of downhole tools and technologies used in directional drilling operations. Directional Drilling Technologies measurement-while-drilling tools enable real-time monitoring of the location of wellbore and logging-while-drilling tools provide critical information of the formation being drilled. A comprehensive portfolio of rotary-steerable-systems, including tools with closed-loop directional control, enable directional drillers to drill the desired well trajectory at high rates of penetration with limited interaction from surface. Together these capabilities enable accurate placement of the wellbore in the desired reservoir location to maximize well productivity. As an independent supplier, Directional Drilling Technologies provides broad access to those critical technologies required to drill directional wells efficiently and enables service companies, drilling contractors and E&P operators worldwide to deliver productive wells cost-effectively and reliably.

•

WellSite Services is a leading provider of solids control and waste management equipment and services, drilling and completion fluids, advanced wellhead cellar systems, managed-pressure-drilling systems, and wellsite logistics solutions.  WellSite Services manufactures, sells, and rents highly engineered solids control equipment and provides field services that improve customers’ bottom line by efficiently separating solids and reclaiming drilling fluids for re-use.  After separating drill cuttings, WellSite Services provides waste management (both onsite and at centralized locations), including transport and storage.  Additionally, Wellsite Services provides high-performance drilling fluid, water management solutions and managed pressure drilling services, combined with a network of experts that safely work at the wellsite to ensure that operators have the support they need to bring their wells in on-time and on-budget.  WellSite Services offers a diversified range of resources to help manage the full lifecycle of the wellsite from initial preparation and cellar installation to worksite abandonment and remediation, including generators, temperature-control equipment, and other wellsite accessories.

•

ReedHycalog is positioned as a premier technical business that works directly with Operators to improve their well construction efficiency and economics by providing performance-driven drill bits and borehole enlargement products. The product base is very specialized, centered on the technology that directly breaks the rock, primarily the sale and rental of high-quality, customized fixed cutter drill bits, utilizing industry-leading cutter technology. The product portfolio also includes roller cone drill bits, borehole enlargement tools that excel in the most demanding applications, and geographically focused coring tools and services.

•

M/D Totco is a leading independent provider of digital solutions to the oilfield, offering the full spectrum of sensors (both surface and downhole), data acquisition units, data aggregation, remote transmission and analytics. Supported by a global field service infrastructure, M/D Totco’s ability to deliver real-time data, edge analytics and digital solutions around critical parameters improves safety at the wellsite and increases operational efficiency for its customers, in the office. Using IntelliServ high-speed wired drill pipe telemetry services, M/D Totco harnesses NOV’s unique ability to connect downhole tools with surface equipment to enable the world’s first closed-loop drilling automation and optimization solutions, using heuristic functions and machine-learning capabilities to transform drilling performance.

Completion & Production Solutions provides the critical technologies necessary to optimize the well completion process and production phase of a well’s life cycle.  Completion & Production Solutions business units include:

•

Intervention and Stimulation Equipment (“ISE”) designs and manufactures capital equipment and related consumables for oilfield pressure pumpers, coiled tubing service companies, wireline service companies, and well testing/flowback service companies.  For hydraulic fracturing jobs, equipment manufactured and assembled by ISE has particularly strong positions in the higher-valued technologies and complex process equipment, such as hydration units, chemical additive systems, blenders, and control systems.  In addition, the business unit produces essential consumable components that support pressure pumping spreads, including centrifugal pumps, valves, seats, and flowline equipment, along with equipment for surface well-test and flowback operations for ultimate production assurance. The business unit designs and manufactures equipment used to pump, mix, transport, and store cement used in the well construction process. ISE is also a leading provider of coiled tubing units, pressure control equipment, injector heads, and coiled tubing strings along with providing nitrogen support equipment and snubbing units. The business unit designs and manufactures wireline products for electric and slickline line applications, including critical pressure control equipment like wireline lubricators. ISE also provides integrated control systems, including condition based maintenance solutions into engineered equipment and other digital offerings that extend the life of equipment through real-time analytics, prevents non-productive time, and provides the capability to monitor operations remotely.  ISE supports all of its equipment offering by providing comprehensive repair, recertification and other support services through an unmatched global network of aftermarket service and repair facilities.

•

Fiber Glass Systems is a market leader in the design, manufacture, and delivery of high-end composite piping systems, pressure vessels, tanks, and structures engineered to deliver customers with solutions to both corrosion and weight challenges across a wide array of applications.  With manufacturing facilities spanning five continents and a sales and distribution network covering 40 countries, Fiber Glass Systems serves customers in the oil and gas, chemical, industrial, marine, offshore, subsea, fuel handling, and mining industries.

•

Process and Flow Technologies (“PFT”) provides integrated processing, production, and pumping equipment to customers in the oil and gas and industrial markets.  For the production space they manufacture pumping technologies, including reciprocating, multistage, and progressive cavity pumps, as well as artificial lift support systems.  For the midstream space PFT manufactures closures, transfer pumps, and valves. In the fluid processing space PFT designs and manufactures integrated systems that provide water treatment, separation, sand management, hydrate inhibition, and gas processing for use both on and offshore. Building on its portfolio of processing equipment, PFT offers a comprehensive technology suite of floating production systems including turret mooring systems and topside process modules that are designed to minimize execution risk and maximize operability and crew safety.  PFT has the capability to partner with the operator from concept to deployment, as well as to simply operate as the equipment provider to both end customers as well as engineering, procurement and construction (“EPC”) firms.  PFT, along with alliance partners, offers complete technology, engineering, and project management capabilities to supply comprehensive topside solutions for floating production, storage, and offloading (“FPSO”) vessels projects.  In the Industrial market PFT manufactures pumping, mixing, agitation equipment, and heat exchangers for general use in industrial end-markets. This equipment is supported by a global aftermarket service organization.

•

Subsea Production Systems strives to improve subsea infrastructure through technical innovation that improves customer productivity and reduces cost.  The business unit manufactures flexible subsea pipe systems, which are designed to operate under demanding offshore conditions around the world.  Flexible pipes are highly engineered, complex structures that are helically wound and comprised of multiple unbonded layers of steel and composites, which allow them to withstand the demanding pressures and tensile loads required in deepwater production while remaining resistant to the fatigue induced by wave and tidal action.  Subsea Production Systems also provides an assortment of critical equipment necessary for subsea production, such as subsea water injection systems, tie-in connector systems, subsea storage units, and other related equipment.

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
•

Completion Tools offers a portfolio of differentiated completion tool products and solutions that address the most pressing needs of the global completions marketplace.  The Completion Tools business’ product portfolio is highlighted by proprietary technology like the BulldogTM Frac Sleeve, which utilizes a coiled tubing annular frac system to isolate and stimulate stages while being lighter and easier to handle than other sleeves on the market.  Other proprietary technologies include the BPSTM (Burst Port System) Multistage, the VapRTM dissolvable frac plug, BullmastiffTM Frac System, and i-Frac CEMTM ball-drop-activated multistage frac sleeve.  The portfolio also includes liner hanger systems, sub-surface safety valves, and a variety of bridge plugs.

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

•

Marine Construction designs, engineers, and manufactures heavy-lift cranes; a large range of knuckle-boom and lattice boom cranes, including active heave options; mooring, anchor, and deck handling machinery; a full range of models of jacking systems; and offshore wind tower and turbine installation, pipelay and construction vessel systems.  Marine Construction serves the oil and gas industry as well as wind energy and other marine-based end markets.

See Note 16 to the Consolidated Financial Statements for financial information by segment and a geographical breakout of revenues and long-lived assets. We have also included a glossary of oilfield terms at the end of Item 1. “Business” of this Annual Report.

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

Once the well has been stimulated, it is usually ready to be capped with a production wellhead and linked up to a gathering system where it can begin producing and generating cash flow for the operator.  This process is significantly more involved offshore, where pipes are often required to reach thousands of feet from the wellhead back to the surface, contending with tides, debris, and weather.  The development of flexible pipe solved many of the issues associated with linking offshore wells back to their respective FPSOs, which serve as gathering hubs, sometimes in some of the most remote areas of the world.  Completion & Production Solutions manufactures flexible subsea pipe in addition to offering turret mooring systems and topside process modules for FPSOs.

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

The Company’s foreign operations, which include significant operations in the Middle East, Africa and Latin America, Russia, the Far East, Canada and Europe are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements, and other business combinations with local nationals in these countries. See Note 16 to the Consolidated Financial Statements for information regarding geographic revenue information.

2019 Acquisitions and Other Investments

During 2019, the Company completed a total of three acquisitions and other investments for a total cash consideration of $180 million, net of cash acquired.

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

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree.  Extremely harsh winter weather can reduce oilfield operations in far northern or high-altitude locations, including parts of Colorado, Canada, Russia and China, and the annual thaw (or “breakup”) in Canada makes some unimproved roads inaccessible to heavy equipment during part of each second quarter.  Both situations temporarily reduce demand for the Company’s products and services in the effected geographic area, although revenues generally recover once conditions improve.  Fluctuations in customer’s activity levels caused by national or customary holiday seasons and annual budgetary cycles can also affect their spending levels with the Company, leading to both temporary local decreases and increases in sales.  Over the past few years, the Company has seen a more pronounced level of spending during the fourth quarter, and a decline in the first quarter, in certain of its businesses, which it believes is related to annual budgetary cycles. While the Company anticipates that the seasonal and other trends described above may continue, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

Research and New Product Development and Intellectual Property

The Company believes that it has been a leader in the development of new technology and equipment to enhance the safety and productivity of drilling and well servicing processes and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. It also invests in new technologies related to its non-oil and gas business as well as renewable energy-related technologies. Through its internal development programs and certain acquisitions, the Company has assembled an extensive array of technologies protected by a substantial number of trademarks, for both goods and services, patents, trade secrets, and other proprietary rights.

As of December 31, 2019, the Company held a substantial number of granted patents and pending patent applications worldwide, including U.S. patents and U.S. patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2020 to 2035. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Backlog measurements are made on the basis of written orders that are firm but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for Completion & Production Solutions at December 31, 2019, 2018 and 2017 was $1.3 billion, $0.9 billion and $1.1 billion, respectively. Backlog for Rig Technologies at December 31, 2019, 2018 and 2017, was $3.0 billion, $3.1 billion and $1.9 billion, respectively.

Employees

At December 31, 2019, the Company had a total of 35,479 employees, of which 1,669 were temporary employees and 500 were subject to collective bargaining agreements in the U.S. Additionally, certain employees in various foreign locations are subject to collective bargaining agreements. Based upon the geographical diversification of these employees, we do not believe any risk of loss from employee strikes or other collective actions would be material to the conduct of our operations taken as a whole.

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

•	sanctions and other restrictions placed on certain oil producing countries, such as Russia, Iran, and Venezuela;
•	level of production by non-OPEC countries including production from U.S. shale plays;
•	level of excess production capacity;
•	cost of exploring for and producing oil and gas;
•	level of drilling activity and drilling rig dayrates;
•	worldwide economic activity and associated demand for oil and gas;
•	public health crises and other catastrophic events, such as the coronavirus outbreak at the beginning of 2020;
•	availability and access to potential hydrocarbon resources;
•	national government political requirements;
•	fluctuations in political conditions in the United States and abroad;
•	currency exchange rate fluctuations and devaluations;
•	development of alternate energy sources; and,
•	environmental regulations.

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

As of December 31, 2019, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Completion & Production Solutions and Rig Technologies in the amount of $1.3 billion and $3.0 billion, respectively. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

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

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the 63 countries in which we operate.

Approximately 63% of our revenues in 2019 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

•	uncertain political, social and economic environments;
•	social unrest, acts of terrorism, war and other armed conflict;
•	public health crises and other catastrophic events, such as the coronavirus outbreak at the beginning of 2020;
•	trade and economic sanctions and other restrictions imposed by the United States, European Union or other countries;
•	restrictions under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation, as well as foreign anti-bribery and anti-corruption laws;
•	confiscatory taxation, tax duties, complex and everchanging tax regimes or other adverse tax policies;
•	exposure to expropriation of our assets and other actions by foreign governments;
•	deprivation of contract rights;
•	restrictions on the repatriation of income or capital;
•	inflation; and,
•	currency exchange rate fluctuations and devaluations.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely impact our operations and financial condition. The U.S. Congress and other governments routinely consider legislation to control and reduce emissions of greenhouse gases and other climate change related legislation, which could require significant reductions in emissions from oil and gas related operations. Additionally, recent concerns regarding the potential impact of hydraulic stimulation, or “fracking”, activities have resulted in government officials promulgating regulations to impose certain operational restrictions and disclosure requirements on oil and gas companies. Changes in the legal and regulatory environment could reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could adversely impact our operating results and financial condition.

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

The Company has approximately $2.8 billion of goodwill and $0.3 billion of other intangible assets with indefinite lives as of December 31, 2019. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgement. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

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

The Company owned or leased approximately 646 facilities worldwide as of December 31, 2019, including the following principal manufacturing, service, distribution and administrative facilities:

		Building		Property		Lease
		Size		Size	Owned /	Termination
Location	Description	(SqFt)		(Acres)	Leased	Date
Wellbore Technologies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112		196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and	410,623		35	Owned
	Downhole Tools, Administrative & Sales Offices
Houston, Texas	Sheldon Road Inspection Facility	319,365		192	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints,	303,400		42	Owned
	Warehouse & Administrative Offices
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse,	300,000		50	Owned
	Coating Manufacturing Plant & Corporate Office
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778		34	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	184,492		8	Leased	1/29/2021
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse,	153,750		42	Owned
	Administrative & Sales Offices, and Engineering Labs
Houston, Texas	Manufacturing of plastic thread products	158,250		7	Owned

Completion & Production Solutions:
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	595,965		14	Owned*	10/31/2027
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067		38	Owned
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	464,885		30	Owned*	10/20/2031
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	464,000		28	Owned
Houston, Texas	Manufacturing of Wireline and Pressure Performance Equipment, Warehouse and Administrative Offices	383,750		26	Leased	6/30/2041
Fort Worth, Texas	Coiled Tubing Manufacturing Facility,	342,999	`	24	Owned
	Warehouse, Administrative & Sales Offices
Qingdau, Shandong, China	Manufacturing of fiber-reinforced tubular products	309,150		25	Leased	10/26/2036
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	222,625		10	Owned
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	130,873		6	Leased	4/30/2021
Kintore, Aberdeenshire, Scotland, UK	Manufacturing & Servicing of Elmar, ASEP and Anson Equipment	210,000		13	Leased	9/3/2037
Dammam, Saudi Arabia	Manufacturing of fiberglass products	213,484		23	Leased	12/7/2036
Mt. Union, Pennsylvania	Manufacturing of fiberglass products	160,000		24	Owned

Rig Technologies:
Houston, Texas	Bammel Facility, Repairs, Service, Aftermarket Parts,	602,110		33	Leased	6/30/2028
	Administrative & Sales Offices
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964		36	Leased	4/30/2022
Houston, Texas	West Little York Manufacturing Facility,	483,450		34	Owned
	Repairs, Service, Administrative & Sales Offices
Orange, California	Manufacturing & Office Facility	263,652		16	Owned*	1/31/2025
New Iberia, Louisiana	Repair, Services and Spares facility	189,000		17	Leased	10/1/2025
Singapore	Manufacturing, Repairs, Service, Field	133,659		4	Leased	1/5/2024
	Service/Training, Administrative & Sales Offices
Dubai, UAE	Repair & Overhaul of Drilling Equipment,	39,433		2	Owned
	Warehouse & Sales Office

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019		14	Leased	5/31/2037
Houston, Texas	Corporate and Shared Administrative Offices	441,029		3	Leased	1/31/2041

*Building owned but land leased.

We own or lease approximately 278 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, 253 service centers that provide inspection and equipment rental and 115 engineering, sales and administration facilities.

ITEM 3.	LEGAL PROCEEDINGS

See Note 12 – Commitments and Contingencies (Part IV, Item 15 of this Form 10-K) for further discussion.

ITEM 4.	MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER ATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of February 7, 2020, there were 3,340 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends declared were $0.05 per quarter, aggregating $77 million and $76 million for the years ended December 31, 2019 and 2018, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2014 in National Oilwell Varco, Inc., the S&P Oil & Gas Equipment Select Index, the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The peer group is weighted based on the market capitalization of each company. The results shown in the graph below are not necessarily indicative of future performance.

	12/14	12/15	12/16	12/17	12/18	12/19
National Oilwell Varco, Inc.	100.00	53.33	60.75	58.79	42.17	41.46
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Oil & Gas Equipment & Services	100.00	81.25	107.19	91.45	53.53	59.17
S&P Oil & Gas Equipment Select	100.00	63.34	81.52	63.72	33.76	30.85

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs*
January 1 through January 31, 2019	—	—	—	$500,000
February 1 through February 28, 2019	648	$28.29	—	500,000
March 1 through March 31, 2019	—	—	—	500,000
April 1 through April 30, 2019	—	—	—	500,000
May 1 through May 31, 2019	—	—	—	500,000
June 1 through June 30, 2019	—	—	—	500,000
July 1 through July 31, 2019	—	—	—	500,000
August 1 through August 31, 2019	—	—	—	500,000
September 1 through September 31, 2019	—	—	—	500,000
October 1 through October 31, 2019	—	—	—	500,000
November 1 through November 30, 2019	83	22.28	—	500,000
December 1 through December 31, 2019	—	—	—	500,000
Total (1)	731	$27.61	—

*Amounts in thousands

(1)

The 731 thousand shares listed as “purchased” during 2019 were withheld from employee’s vesting restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

As announced on November 6, 2018, management is authorized, until November 6, 2021, to repurchase up to $500 million of our common stock, beginning once gross debt is less than two times EBITDA for the previous quarter annualized.  The Company achieved this metric, on an adjusted EBITDA basis, for the fourth quarter of 2019 (See Item 7 for a discussion of adjusted EBITDA and reconciliation to GAAP performance measures), but management does not expect to make purchases under the program until the target can be sustainably achieved on an unadjusted basis.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Operating Data:
Revenue	$8,479	$8,453	$7,304	$7,251	$14,757
Operating profit (loss)	$(6,279)	$211	$(277)	$(2,411)	$(390)
Income (loss) before income taxes	$(6,462)	$41	$(392)	$(2,623)	$(589)
Income (loss) from continuing operations	$(6,093)	$(22)	$(236)	$(2,416)	$(767)
Net income (loss) attributable to Company	$(6,095)	$(31)	$(237)	$(2,412)	$(769)
Operating Cash Flow	$714	$521	$832	$960	$1,332
Per share data:
Basic:
Income (loss) from continuing operations	$(15.96)	$(0.08)	$(0.63)	$(6.41)	$(1.99)
Net income (loss) attributable to Company	$(15.96)	$(0.08)	$(0.63)	$(6.41)	$(1.99)
Diluted:
Income (loss) from continuing operations	$(15.96)	$(0.08)	$(0.63)	$(6.41)	$(1.99)
Net income (loss) attributable to Company	$(15.96)	$(0.08)	$(0.63)	$(6.41)	$(1.99)
Cash dividends per share	$0.20	$0.20	$0.20	$0.61	$1.84
Other Data:
Depreciation and amortization	$533	$690	$698	$703	$747
Capital expenditures	$233	$244	$192	$284	$453
Balance Sheet Data:
Working capital	$3,866	$4,938	$4,863	$4,829	$7,552
Total assets	$13,149	$19,796	$20,206	$21,140	$26,725
Long-term debt, less current maturities	$1,989	$2,704	$2,706	$2,708	$3,928
Lease liabilities - operating(1)	$732	$-	$-	$-	$-
Lease liabilities - financing/capital(1)	$337	$229	$232	$238	$43
Total Company stockholders' equity	$7,778	$13,819	$14,094	$13,940	$16,383

(1)

The Company adopted ASC 842, Leases, effective January 1, 2019 resulting in the addition of $590 million in assets and liabilities on the Company’s consolidated balance sheet. See Note 8 – Leases (Part IV, Item 15 of this Form 10-K) for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 646 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling and well servicing equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing and high-pressure fiberglass and composite tubing, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements in order for them to conform with the 2019 presentation. The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2019 v	2019 v
	2019*	2018*	2017*	2018	2017
Active Drilling Rigs:
U.S.	944	1,031	875	(8.4%)	7.9%
Canada	135	191	207	(29.3%)	(34.8%)
International	1,106	988	947	11.9%	16.8%
Worldwide	2,185	2,210	2,029	(1.1%)	7.7%
West Texas Intermediate Crude Prices (per barrel)	$56.98	$64.94	$50.88	(12.3%)	12.0%
Natural Gas Prices ($/mmbtu)	$2.52	$3.13	$2.96	(19.5%)	(14.9%)

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2019 on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price, Natural Gas Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $56.98 in 2019, a decrease of 12% over the average price for 2018 of $64.94 per barrel. The average natural gas price in 2019 was $2.52 per mmbtu, a decrease of 20% percent compared to the 2018 average of $3.13 per mmbtu. Average rig activity worldwide decreased one percent for the full year in 2019 compared to 2018. The average crude oil price for the fourth quarter of 2019 was $56.92 per barrel, and natural gas was $2.36 per mmbtu.

At February 7, 2020, there were 1,047 rigs actively drilling in North America, compared to the fourth quarter average of 960 rigs, an increase of nine percent. The price for West Texas Intermediate Crude Oil was $50.32 per barrel at February 7, 2020, a decrease of 12% from the fourth quarter of 2019 average. The price for natural gas was $1.86 per mmbtu at February 7, 2020, a decrease of 21% from the fourth quarter of 2019 average.

EXECUTIVE SUMMARY

National Oilwell Varco, Inc. generated revenue of $8.48 billion in 2019, which was flat from the prior year as lower revenue in North America resulting from declining drilling activity in the U.S. was offset by sales growth in international and offshore markets.  Average 2019 worldwide rig count (as measured by Baker Hughes) decreased slightly when compared to 2018.

For the year ended December 31, 2019, the Company reported an operating loss of $6,279 million compared to an operating profit of $211 million in 2018, and a net loss attributable to the Company of $6,095 million, or $15.96 per share compared to a net loss of $31 million or $0.08 per share during 2018.

For the fourth quarter ended December 31, 2019, revenue was $2.28 billion, a $155 million or seven percent increase compared to the third quarter of 2019. The Company reported a net loss of $385 million, or $1.01 per fully diluted share, a decrease of $141 million, or $0.37 per fully diluted share, from the third quarter of 2019.  Compared to the fourth quarter of 2018, revenue decreased $117 million or five percent, and net income decreased $397 million.

During the fourth quarter of 2019, third quarter of 2019, and fourth quarter of 2018, pre-tax other items: goodwill, intangible and long-lived asset impairment charges, inventory charges, severance accruals, and other charges and credits (collectively “Other Items”), were $537 million, $314 million, and $21 million, respectively. Excluding the Other Items from all periods, fourth quarter 2019 Adjusted EBITDA was $288 million, compared to $262 million in the third quarter of 2019 and $279 million in the fourth quarter of 2018.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $764 million in the fourth quarter of 2019, a decrease of four percent from the third quarter of 2019 and a decrease of 14 percent from the fourth quarter of 2018. The decline in revenue resulted from lower drilling activity levels in North America that more than offset improving conditions in international and offshore markets. Cost savings initiatives and a better product mix improved margins.  Operating loss, which included $410 million in Other Items, was $317 million. Adjusted EBITDA increased eight percent sequentially and decreased eight percent from the prior year to $143 million, or 18.7 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $799 million in the fourth quarter of 2019, an increase of 10 percent from the third quarter of 2019 and an increase of one percent from the fourth quarter of 2018. The third straight quarter of double-digit top-line improvement was driven by growing demand from offshore and international markets, partially offset by a rapidly contracting demand for completion and other equipment in U.S. land markets. Operating profit, which included $13 million in Other Items, was $57 million, or 7.1 percent of sales. Adjusted EBITDA increased 17 percent sequentially and decreased 14 percent from the prior year to $96 million, or 12.0 percent of sales.

New orders booked during the quarter were $502 million, representing a book-to-bill of 101 percent when compared to the $499 million of orders shipped from backlog. Backlog for capital equipment orders for Completion & Production Solutions at December 31, 2019 was $1.3 billion.

Rig Technologies

Rig Technologies generated revenues of $759 million in the fourth quarter of 2019, an increase of 17 percent from the third quarter of 2019 and a decrease of six percent from the fourth quarter of 2018. Increases in land rig deliveries and improved progress on offshore equipment projects drove the sequential improvement in results. Operating loss, which included $114 million in Other Items, was $23 million. Adjusted EBITDA increased seven percent sequentially and 10 percent from the prior year to $112 million, or 14.8 percent of sales.

New orders booked during the quarter totaled $211 million, representing a book-to-bill of 59 percent when compared to the $360 million of orders shipped from backlog. At December 31, 2019, backlog for capital equipment orders for Rig Technologies was $3.0 billion.

Oil & Gas Equipment and Services Market and Outlook

Following approximately two and a half years of steady improvements in oil prices and global drilling activity levels, commodity prices declined sharply during the fourth quarter of 2018 due to stronger than expected growth in U.S. oil production and concerns regarding the global economy. These developments, along with pressure from investors on North American exploration and production companies to reduce investments and generate free cash flow, led to a prolonged 2019 budgeting season that resulted in a sharp decline in demand for our products and services in the first quarter and ultimately led to reductions in the budgets of North American exploration and production companies.

As a result of reduced budgets, and despite a modest recovery in commodity prices, drilling activity levels in the U.S. declined throughout the year resulting in the first double digit percentage decrease in the average annual rig count since 2016. While the North American market deteriorated, the new-found capital austerity and fiscal discipline exhibited by U.S. operators along with declining production from underinvestment in overseas markets and rapidly growing demand for LNG inspired greater levels of confidence from international oil and gas companies, who must typically make longer-term investment decisions relative to the short-cycle nature of shale development projects in the U.S.  As a result, the number of final investment decisions for international projects increased throughout 2019, driving higher levels of drilling activity and improved demand for our products and services in international and offshore markets.

In 2020, NOV anticipates that higher international and offshore activity levels and growing market share for certain of NOV’s products and services will continue to partially offset the continuing effects of capital austerity in the North American land marketplace, where a meaningful recovery is not expected before 2021. Longer-term, the Company remains optimistic regarding improvements in market fundamentals as existing oil and gas fields continue to deplete and investments in major projects to replenish supply remain constrained while global demand continues to grow. Notwithstanding this optimism, the outlook is uncertain and NOV remains committed to streamlining its operations and improving organizational efficiencies while continuing to focus on the capital investment strategies of our customers to ensure our investments in innovative products and services, including environmentally friendly technologies, are responsive to their longer-term investment outlook.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

Results of Operations

The following table summarizes the Company’s revenue and operating profit (loss) by operating segment (in millions):

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue:
Wellbore Technologies	$3,214	$3,235	$2,577	(0.6%)	25.5%
Completion & Production Solutions	2,771	2,931	2,672	(5.5%)	9.7%
Rig Technologies	2,682	2,575	2,252	4.2%	14.3%
Eliminations	(188)	(288)	(197)	(34.7%)	46.2%
Total Revenue	$8,479	$8,453	$7,304	0.3%	15.7%
Operating Profit (Loss):
Wellbore Technologies	$(3,551)	$131	$(102)	(2810.7%)	(228.4%)
Completion & Production Solutions	(1,934)	166	98	(1265.1%)	69.4%
Rig Technologies	(524)	213	(14)	(346.0%)	(1621.4%)
Eliminations and corporate costs	(270)	(299)	(259)	(9.7%)	15.4%
Total Operating Profit (Loss)	$(6,279)	$211	$(277)	(3075.8%)	(176.2%)
Operating Profit (Loss)%:
Wellbore Technologies	(110.5%)	4.0%	(4.0%)
Completion & Production Solutions	(69.8%)	5.7%	3.7%
Rig Technologies	(19.5%)	8.3%	(0.6%)
Total Operating Profit (Loss) %	(74.1%)	2.5%	(3.8%)

Years Ended December 31, 2019 and December 31, 2018

Wellbore Technologies

Revenue from Wellbore Technologies for the year ended December 31, 2019 was $3,214 million, a decrease of $21 million (-1%) compared to the year ended December 31, 2018.

Operating loss from Wellbore Technologies was $3,551 million for the year ended December 31, 2019, a decrease of $3,682 million compared to the year ended December 31, 2018. Operating loss percentage for 2019 was (110.5%) compared to an operating profit of four percent in 2018.

Other Items included in operating profit (loss) for Wellbore Technologies were $3,794 million for the year ended December 31, 2019 and $21 million for the year ended December 31, 2018.

Completion & Production Solutions

Revenue from Completion & Production Solutions for the year ended December 31, 2019 was $2,771 million, a decrease of $(160) million (-5%) compared to the year ended December 31, 2018.

Operating loss from Completion & Production Solutions was $(1,934) million for the year ended December 31, 2019 compared to operating profit of $166 million for 2018, a decrease of $2,100 million. Operating profit percentage decreased to (69.8%) from 5.7% in 2018.

Included in operating profit are Other Items related to impairment charges, inventory charges, severance accruals and other charges and credits. Other items included in operating profit (loss) for Completion & Production Solutions was $2,042 million for the year ended December 31, 2019. There were no Other Items included in operating profit for Completion & Production Solutions for the year ended December 31, 2018.

The Completion & Production Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $1.3 billion at December 31, 2019, an increase of $411 million, or 46 percent from backlog of $894 million at December 31, 2018.  Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $1.1 billion of revenue out of backlog in 2020 and approximately $157 million of revenue out of backlog in 2021 and thereafter. At December 31, 2019, approximately 65 percent of the capital equipment backlog was for offshore products and approximately 83 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Revenue from Rig Technologies for the year ended December 31, 2019 was $2,682 million, an increase of $107 million (4%) compared to the year ended December 31, 2018.

Operating loss from Rig Technologies was $(524) million for the year ended December 31, 2019, a decrease of $(737) million compared to 2018. Operating loss percentage for 2019 was (19.5%) compared to an operating profit percentage of 8.3% in 2018.

Included in operating profit are Other Items related to severance and facility closures, and asset write-downs. Other Items included in operating profit for Rig Technologies were $784 million for the year ended December 31, 2019 and $6 million for the year ended December 31, 2018.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $3.0 billion at December 31, 2019, a decrease of $123 million, or four percent, from backlog of $3.1 billion at December 31, 2018.  Numerous factors may affect the timing of revenue out of backlog.  Considering these factors, the Company reasonably expects approximately $0.6 billion of revenue out of backlog in 2020 and approximately $2.4 billion of revenue out of backlog in 2021 and thereafter.  At December 31, 2019, approximately 28% of the capital equipment backlog was for offshore products and approximately 93% of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $270 million for the year ended December 31, 2019 compared to $299 million for the year ended December 31, 2018. This change is primarily due to a decrease in intersegment sales. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net were expenses of $90 million for the year ended December 31, 2019 compared to expenses of $99 million for the year ended December 31, 2018. The decrease in expense was primarily due to lower foreign exchange losses for 2019.

Provision for income taxes

The effective tax rate for the year ended December 31, 2019 was 5.7%, compared to 153.7% for 2018. For the year ended December 31, 2019, the effective tax rate was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowances partially offset by the reduction in uncertain tax positions due to settlements. For the year ended December 31, 2018, valuation allowances established on foreign tax credits generated during the year resulted in a higher effective tax rate than the U.S. statutory rate.

Refer to our 2018 Form 10-K for discussion of 2018 versus 2017.

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

Other items consist of (in millions):

	Three Months Ended			Years Ended
	December 31,		September 30,	December 31,
	2019	2018	2019	2019	2018
Other items by category:
Goodwill	$410	$—	$—	$3,509	$—
Identified intangibles	16	—	—	2,004	—
Inventory charges	63	(6)	265	633	(6)
Long-lived assets	$10	$—	$12	$309	$—
Voluntary early retirement program	(3)	—	(2)	84	—
Severance, facility closures and other	41	27	39	92	15
Total other items	$537	$21	$314	$6,631	$9

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Years Ended
	December 31,		September 30,	December 31,
	2019	2018	2019	2019	2018
Operating profit (loss):
Wellbore Technologies	$(317)	$41	$42	$(3,551)	$131
Completion & Production Solutions	57	64	(24)	(1,934)	166
Rig Technologies	(23)	75	(110)	(524)	213
Eliminations and corporate costs	(66)	(93)	(62)	(270)	(299)
Total operating profit (loss)	$(349)	$87	$(154)	$(6,279)	$211

Other items:
Wellbore Technologies	$410	$24	$41	$3,794	$21
Completion & Production Solutions	13	(3)	79	2,042	—
Rig Technologies	114	—	194	784	6
Corporate	—	—	—	11	(18)
Total other items	$537	$21	$314	$6,631	$9

Depreciation & amortization:
Wellbore Technologies	$50	$90	$50	$284	$374
Completion & Production Solutions	26	51	27	150	212
Rig Technologies	21	27	21	87	90
Corporate	3	3	4	12	14
Total depreciation & amortization	$100	$171	$102	$533	$690

Adjusted EBITDA:
Wellbore Technologies	$143	$155	$133	$527	$526
Completion & Production Solutions	96	112	82	258	378
Rig Technologies	112	102	105	347	309
Eliminations and corporate costs	(63)	(90)	(58)	(247)	(303)
Total Adjusted EBITDA	$288	$279	$262	$885	$910

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$(385)	$12	$(244)	$(6,095)	$(31)
Noncontrolling interests	—	3	(5)	2	9
Provision (benefit) for income taxes	(46)	26	60	(369)	63
Interest expense	25	22	25	100	93
Interest income	(4)	(7)	(4)	(20)	(25)
Equity loss in unconsolidated affiliate	7	2	4	13	3
Other (income) expense, net	54	29	10	90	99
Depreciation and amortization	100	171	102	533	690
Other items	537	21	314	6,631	9
Total Adjusted EBITDA	$288	$279	$262	$885	$910

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and cash equivalents of $1,171 million, and total debt of $1,989 million. At December 31, 2018, cash and cash equivalents were $1,427 million and total debt was $2,482 million. As of December 31, 2019, approximately $795 million of the $1,171 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash were subject to U.S. taxation.  If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$714	$521	$832
Net cash used in investing activities	(315)	(457)	(245)
Net cash used in financing activities	(647)	(30)	(595)

Significant sources and uses of cash during 2019

•

Cash flows provided by operating activities was $714 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable), primarily related to strong collections on receivables and inventory turns.

•

We sold accounts receivable of $327 million (cost of approximately $3 million), receiving cash proceeds totaling $324 million for the year ended December 31, 2019. For the three months ended December 31, 2019, we sold accounts receivable of $40.3 million (cost of approximately $0.3 million), receiving cash proceeds totaling $40 million.

•	Business acquisitions, net of cash acquired, were $180 million.
•	Capital expenditures were $233 million.
•	We paid $77 million in dividends to our shareholders.

Effective October 30, 2019, the Company amended its five-year unsecured revolving credit facility, decreasing its borrowing availability to $2.0 billion and extended its maturity to October 30, 2024. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase.  Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate.  The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2019, the Company was in compliance with a debt-to-capitalization ratio of 22.4%.

On December 4, 2019, the Company repaid $1 billion of its 2.60% unsecured Senior Notes using available cash balances.

On November 4, 2019, the Company issued $500 million of 3.60% unsecured Senior Notes due 2029. The net proceeds were $493 million, after deducting $3 million in underwriting fees and a $4 million discount. Interest on each series of notes is due on June 1 and December 1 of each year, beginning on June 1, 2020. The Company may redeem some or all of the Senior Notes at any time at the applicable redemption price, plus accrued interest, if any, to the redemption date. At December 31, 2019, the Company was in compliance with the covenants under the indenture governing the Senior Notes.

The Company’s outstanding debt at December 31, 2019 was $1,989 million and consisted of $399 million in 2.60% Senior Notes, $492 million in 3.60% Senior Notes, $1,088 million in 3.95% Senior Notes, no commercial paper borrowings, and other debt of $9 million. The Company was in compliance with all covenants at December 31, 2019.

At December 31, 2019, there were no commercial paper borrowings supported by the $2.0 billion credit facility and no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this revolving credit facility.

The Company had $502 million of outstanding letters of credit at December 31, 2019 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

Other

The effect of the change in exchange rates on cash was an increase (decrease) of ($8) million, ($44) million and $37 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

A summary of the Company’s outstanding contractual obligations at December 31, 2019 is as follows (in millions):

		Payment Due by Period
		Less
	Total	than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations:
Total debt	$1,989	$-	$400	$-	$1,589
Operating leases	732	126	194	119	293
Finance Leases	337	15	30	30	262
Total Contractual Obligations	$3,058	$141	$624	$149	$2,144
Commercial Commitments:
Standby letters of credit	$502	$311	$160	$30	$1

As of December 31, 2019, the Company had $38 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgements that affect the amounts reported. We periodically evaluate our estimates and judgements that are most critical in nature which are related to revenue recognition under long-term construction contracts; allowance for doubtful accounts; inventory reserves; impairments of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); impairment of goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; service and product warranties and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgement. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $62 million for the year ended December 31, 2019 primarily due to change orders.

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

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,286 million. The Company expects to recognize approximately $1,084 million in revenue for the remaining performance obligations in 2020 and $3,202 million in 2021 and thereafter.

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

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value. The Company reviews historical usage of inventory on-hand, assumptions about future demand and market conditions, current cost and estimates about potential alternative uses, which are limited, to estimate net realizable value. The Company’s inventory consists of finished goods, spare parts, work in process, and raw materials to support ongoing manufacturing operations and the Company’s large installed base of highly specialized oilfield equipment.  The Company’s estimated carrying value of inventory depends upon demand largely driven by levels of oil and gas well drilling and remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability and governmental regulation in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors.

Based on an update of our assumptions at each point in time related to estimates of future demand, during 2019, 2018, and 2017 we recorded charges for additions to inventory reserves of $659 million, $49 million, and $114 million, respectively, consisting primarily of obsolete and surplus inventories.  At December 31, 2019 and 2018, inventory reserves totaled $843 million and $644 million, or 27.7% and 17.7% of gross inventory, respectively.

Throughout the downturn the Company has continued to invest in developing and advancing products and technologies, contributing to the obsolescence of certain older products in a dramatically-shifted and more highly competitive recovering market, but also ensuring that the portfolio of products and services offered by the Company will meet customer needs in 2020 and beyond.

We will continue to assess our inventory levels and inventory offerings for our customers, which could require the Company to record additional allowances to reduce the value of its inventory. Such changes in our estimates or assumptions could be material under weaker market conditions or outlook.

Impairment of Long-Lived Assets (Excluding Goodwill and Other Indefinite-Lived Intangible Assets)

Long-lived assets, which include property, plant and equipment and identified intangible assets, comprise a significant amount of the Company’s total assets. The Company makes judgements and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.

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

For the year ended December 31, 2019, the Company recorded $2,209 million in impairment charges related to long-lived assets. See Note 6 – Asset Impairments (Part IV, Item 15 of this Form 10-K) for further discussion.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $2.8 billion of goodwill and $0.3 billion of other intangible assets with indefinite lives as of December 31, 2019. Generally accepted accounting principles require the Company to test goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently whenever events or circumstances occur indicating that goodwill or other indefinite-lived intangible assets might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

The Company performs its goodwill and indefinite-lived intangible asset impairment test based on the Company’s discounted cash flow analysis. The discounted cash flow is based on management’s forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual Reporting Units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgement must be applied to determine whether credit changes are a short-term or long-term trend.

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

In 2017 and 2018, based on the Company’s annual impairment test performed as of October 1, the calculated fair values for all the Company’s Reporting Units were substantially in excess of the respective reporting unit’s carrying value. Additionally, the fair value for all of the Company’s intangible assets with indefinite lives were substantially in excess of the respective asset carrying values.

For the year ended December 31, 2019, the Company recorded a $3,509 million in impairment charges to goodwill and $103 million in charges to indefinite-lived intangible assets. See Note 6 – Asset Impairments (Part IV, Item 15 of this Form 10-K) for further discussion.

Income Taxes

The Company is U.S. registered and is subject to income taxes in the U.S. The Company operates through various subsidiaries in a number of countries throughout the world. Income taxes have been recorded based upon the tax laws and rates of the countries in which the Company operates and income is earned.

The Company’s annual tax provision is based on taxable income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgement and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries.

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

The Company has not provided for deferred taxes on the unremitted earnings of certain subsidiaries that are permanently reinvested. Should the Company make a distribution from the unremitted earnings of these subsidiaries, the Company may be required to record additional taxes. Unremitted earnings of these subsidiaries were $757 million at December 31, 2019. The Company makes a determination each period whether to permanently reinvest these earnings. If, as a result of these reassessments, the Company distributes these earnings in the future, additional tax liabilities would result.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2019, 2018 and 2017, the Company reported foreign currency losses of $36 million, $52 million and $3 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency fluctuations may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of our subsidiaries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $85 million and translation exposures totaling $144 million as of December 31, 2019, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $7 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $14 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At December 31, 2019, long term borrowings consisted of $1,088 million in 3.95% Senior Notes, $492 million in 3.60% Senior Notes and $399 million in 2.60% Senior Notes, no commercial paper borrowings and no borrowings against our revolving credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2019, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) ('c')
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	21,310,099	$50.49	10,521,344
Equity compensation plans not approved by security holders	—	—	—
Total	21,310,099	$50.49	10,521,344

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)	Financial Statements

The following financial statements are presented in response to Part II, Item 8:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	92

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

4.1	Description of Securities

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(3)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (4)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (11)

10.15	Form on Restricted Stock Agreement (2019) (11)

10.16	Form of Performance Award Agreement (2019) (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney. (included on signature page hereto)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2019.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2019.
(5)	Filed as Appendix I to our Proxy Statement filed on March 30, 2018.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2017.
(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
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

NATIONAL OILWELL VARCO, INC.

Dated: February 13, 2020	By:	/s/ CLAY C. WILLIAMS
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

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 13, 2020

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 13, 2020

/s/ SCOTT K. DUFF Scott K. Duff	Vice President, Corporate Controller and Chief Accounting Officer	February 13, 2020

/s/ GREG L. ARMSTRONG	Director	February 13, 2020
Greg L. Armstrong

/s/ MARCELA E. DONADIO	Director	February 13, 2020
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 13, 2020
Ben A. Guill

/s/ JAMES T. HACKETT	Director	February 13, 2020
James T. Hackett

/s/ DAVID D. HARRISON	Director	February 13, 2020
David D. Harrison

/s/ ERIC L. MATTSON	Director	February 13, 2020
Eric L. Mattson

/s/ MELODY B. MEYER	Director	February 13, 2020
Melody B. Meyer

/s/ WILLIAM R. THOMAS	Director	February 13, 2020
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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams
Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo
Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas

February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of National Oilwell Varco, Inc.

Opinion on Internal Control over Financial Reporting

We have audited National Oilwell Varco, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National Oilwell Varco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 13, 2020, expressed an unqualified opinion thereon.

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

February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of National Oilwell Varco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Oilwell Varco, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Indefinite lived intangibles

Description of the Matter

At December 31, 2019, the Company’s goodwill was $2.8 billion and tradenames with indefinite lives was $0.3 million. As discussed in Note 6 to the consolidated financial statements, goodwill and indefinite lived intangibles are tested by the Company’s management for impairment at least annually, in the fourth quarter, unless there are indications of impairment at other points throughout the year. Goodwill is tested for impairment at the reporting unit level. During 2019, the Company recorded $3,509 million of impairment charges to goodwill and $103 million of impairment charges to indefinite-lived intangible assets.

Auditing management’s impairment tests for goodwill and tradenames with indefinite lives is complex and highly judgemental and required the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting units and tradenames with indefinite lives. In particular, the fair value estimates of reporting units with fair values that do not significantly exceed their carrying values are sensitive to assumptions such as changes in projected cash flows, weighted average cost of capital, and terminal growth rates. The fair value estimates of tradenames with indefinite lives are sensitive to assumptions such as projected cash flows, discount rates and royalty rates. All of these assumptions are sensitive to and affected by expected future market or economic conditions, and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and tradenames with indefinite lives impairment review process, including controls over management’s review of the significant assumptions described above. This included evaluating controls over the Company’s budgetary and forecasting process used to develop the estimated future cash flows. We also tested controls over management’s review of the data used in their valuation models and review of the significant assumptions such as estimation of weighted average cost of capital, discount rates, and royalty rates, and terminal growth rates.

To test the estimated fair value of the Company’s reporting units and tradenames with indefinite lives, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the terminal growth rates, weighted average cost of capital, discount rates and royalty rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and tradenames with indefinite lives that would result from changes in the assumptions. In addition, for goodwill we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. For tradenames with indefinite lives, we also assessed whether the assumptions used were consistent with those used in the goodwill impairment review process.

Inventory Reserves

Description of the Matter

The Company's inventories totaled $3.0 billion, net of inventory reserves of $843 million, as of December 31, 2019. As explained in Note 2 to the consolidated financial statements, the Company assesses the value of all inventories including raw materials, work-in-process and finished goods in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated market value if those amounts are determined to be less than cost.

Auditing management's estimates for obsolete and excess inventory involved subjective auditor judgement because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the obsolete and excess inventory calculations are sensitive to future demand for the Company’s products.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's obsolete and excess inventory reserve process. This included management's assessment of the assumptions and data underlying the obsolete and excess inventory valuation.

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data management used to value obsolete and excess inventory. We compared inventories on-hand to historical usage and customer demand forecasts obtained from entity-specific and available market information. We performed sensitivity analyses over the significant assumptions to evaluate the changes in the obsolete and excess inventory estimates that would result from changes in the underlying assumptions.

Revenue recognition under long-term construction contracts

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue over time for certain long-term construction contracts using an input method described as the cost-to-cost approach to determine the extent of progress towards completion of performance obligations. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. For material fixed price contracts, estimates are subject to considerable judgement and could be impacted by such items as changes to the project schedule and the cost of labor and material.

Auditing management’s estimate of the progress towards completion of its projects involved subjectivity as the costs to complete forecasts of fixed price contracts are subject to considerable judgement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to recognize long-term contract revenue, including key controls related to monitoring projected project costs.

Our audit procedures included, among others, evaluating the appropriate application of the cost-to-cost method to ensure it accurately depicts the Company’s performance in transferring control of the performance obligation; testing the significant assumptions discussed above to develop the estimated cost to complete; and testing the completeness and accuracy of the underlying data. To assess management’s estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; attending selected project review meetings; performing observations of select projects to observe progress; and performing lookback analyses to historical actual costs to assess management’s ability to estimate.

Measurement of Long-lived Assets

Description of the Matter

As more fully described in Note 6 to the consolidated financial statements, during 2019, the Company identified a triggering event, which resulted in the Company evaluating its asset groups for recoverability and determined that certain long-lived assets, including finite-lived intangibles, plant, property and equipment, and right-of-use assets, were not recoverable. As a result, the Company recognized $2,209 million of impairment charges.

Auditing management’s impairment analysis involved subjectivity as estimates underlying the determination of the asset groups’ fair value were based on assumptions that are sensitive to and affected by expected future market or economic conditions, and industry and company-specific qualitative factors. Significant assumptions used in the Company’s fair value estimate included projected cash flows, discount rates and terminal values.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the asset groups. This included evaluating controls over the Company’s budgetary and forecasting process used to develop the estimated future cash flows. We also tested controls over management’s review of the data used in their impairment analysis and review of the significant assumptions such as estimation of discount rates and terminal values.

To test the estimated fair value of the Company’s asset groups, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and other available industry and market forecast information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rates and terminal values. We assessed the historical accuracy of management’s estimates and where appropriate, assessed whether the assumptions used were consistent with those used in the goodwill impairment analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1995, but we are unable to determine the specific year.

Houston, Texas

February 13, 2020

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,171	$1,427
Receivables, net	1,855	2,101
Inventories, net	2,197	2,986
Contract assets	643	565
Prepaid and other current assets	247	200
Total current assets	6,113	7,279
Property, plant and equipment, net	2,354	2,797
Lease right-of-use assets, operating	444	—
Lease right-of-use assets, financing	230	—
Deferred income taxes	—	11
Goodwill	2,807	6,264
Intangibles, net	852	3,020
Investment in unconsolidated affiliates	282	301
Other assets	67	124
Total assets	$13,149	$19,796
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$715	$722
Accrued liabilities	949	1,088
Contract liabilities	427	458
Current portion of lease liabilities	114	7
Accrued income taxes	42	66
Total current liabilities	2,247	2,341
Long-term debt	1,989	2,482
Lease liabilities	674	222
Deferred income taxes	140	564
Other liabilities	253	298
Total liabilities	5,303	5,907
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 385,886,682 and 383,426,654 shares issued and outstanding at December 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	8,507	8,390
Accumulated other comprehensive loss	(1,423)	(1,437)
Retained earnings	690	6,862
Total Company stockholders' equity	7,778	13,819
Noncontrolling interests	68	70
Total stockholders’ equity	7,846	13,889
Total liabilities and stockholders’ equity	$13,149	$19,796

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue
Sales	$5,862	$5,699	$4,948
Services	1,517	1,612	1,472
Rental	1,100	1,142	884
Total	8,479	8,453	7,304
Cost of revenue
Sales	5,696	4,883	4,499
Services	1,188	1,257	1,127
Rental	750	869	786
Total	7,634	7,009	6,412
Gross profit (loss)	845	1,444	892
Selling, general and administrative	1,303	1,233	1,169
Goodwill and indefinite-lived intangible asset impairment	3,612	—	—
Long-lived asset impairment	2,209	—	—
Operating profit (loss)	(6,279)	211	(277)
Interest and financial costs	(100)	(93)	(102)
Interest income	20	25	25
Equity loss in unconsolidated affiliates	(13)	(3)	(5)
Other income (expense), net	(90)	(99)	(33)
Income (loss) before income taxes	(6,462)	41	(392)
Provision (benefit) for income taxes	(369)	63	(156)
Net loss	(6,093)	(22)	(236)
Net income (loss) attributable to noncontrolling interests	2	9	1
Net loss attributable to Company	$(6,095)	$(31)	$(237)
Net loss attributable to Company per share:
Basic	$(15.96)	$(0.08)	$(0.63)
Diluted	$(15.96)	$(0.08)	$(0.63)
Cash dividends per share	$0.20	$0.20	$0.20
Weighted average shares outstanding:
Basic	382	378	377
Diluted	382	378	377

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(6,093)	$(22)	$(236)
Other comprehensive income (loss):
Currency translation adjustments	(7)	(292)	272
Derivative financial instruments, net of tax	10	(21)	46
Change in defined benefit plans, net of tax	11	(14)	24
Comprehensive income (loss)	(6,079)	(349)	106
Net income (loss) attributable to noncontrolling interests	2	9	1
Comprehensive income (loss) attributable to Company	$(6,081)	$(358)	$105

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(6,093)	$(22)	$(236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	533	690	698
Deferred income taxes	(426)	(63)	(341)
Stock-based compensation	130	110	124
Loss on extinguishment of debt	26	—	—
Equity (income) loss in unconsolidated affiliates	13	3	5
Goodwill and indefinite-lived intangible asset impairment	3,612	—	—
Long-lived asset impairment	2,209	—	—
Provision for inventory losses	659	49	114
Other, net	16	(7)	20
Change in operating assets and liabilities, net of acquisitions:
Receivables	275	(72)	72
Inventories	104	(7)	229
Contract assets	(70)	(68)	170
Prepaid and other current assets	(45)	67	130
Accounts payable	(19)	196	86
Accrued liabilities	(194)	(186)	(130)
Contract liabilities	(34)	(62)	(160)
Income taxes payable	(25)	(15)	(44)
Other assets/liabilities, net	43	(92)	95
Net cash provided by operating activities	714	521	832
Cash flows from investing activities:
Purchases of property, plant and equipment	(233)	(244)	(192)
Business acquisitions, net of cash acquired	(180)	(280)	(86)
Other, net	98	67	33
Net cash used in investing activities	(315)	(457)	(245)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	511	—	—
Payments against lines of credit and other debt	(1,000)	—	(500)
Financing leases	(32)	(8)	(6)
Cash dividends paid	(77)	(76)	(76)
Debt issuance and extinguishment costs	(36)	—	—
Other	(13)	54	(13)
Net cash used in financing activities	(647)	(30)	(595)
Effect of exchange rates on cash	(8)	(44)	37
Increase (decrease) in cash and cash equivalents	(256)	(10)	29
Cash and cash equivalents, beginning of period	1,427	1,437	1,408
Cash and cash equivalents, end of period	$1,171	$1,427	$1,437
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$85	$90	$97
Income taxes	$144	$64	$50

The accompanying notes are an integral part of these statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2016	379	$4	$8,103	$(1,452)	$7,285	$13,940	$63	$14,003
Net income (loss)	—	—	—	—	(237)	(237)	1	(236)
Other comprehensive income (loss), net	—	—	—	342	—	342	—	342
Cash dividends, $0.20 per common share	—	—	—	—	(76)	(76)	—	(76)
Noncontrolling interest	—	—	—	—	—	—	2	2
Adoption of new accounting standards	—	—	1	—	(6)	(5)	—	(5)
Stock-based compensation on tender offer	—	—	20	—	—	20	—	20
Stock-based compensation	—	—	105	—	—	105	—	105
Common stock issued	1	—	13	—	—	13	—	13
Withholding taxes	—	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2017	380	$4	$8,234	$(1,110)	$6,966	$14,094	$66	$14,160
Net income (loss)	—	—	—	—	(31)	(31)	9	(22)
Other comprehensive income (loss), net	—	—	—	(327)	—	(327)	—	(327)
Cash dividends, $0.20 per common share	—	—	—	—	(76)	(76)	—	(76)
Adoption of new accounting standards	—	—	—	—	3	3	—	3
Noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	110	—	—	110	—	110
Common stock issued	3	—	54	—	—	54	—	54
Withholding taxes	—	—	(8)	—	—	(8)	—	(8)
Balance at December 31, 2018	383	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net loss	—	—	—	—	(6,095)	(6,095)	2	(6,093)
Other comprehensive loss, net	—	—	—	14	—	14	—	14
Cash dividends, $0.20 per common share	—	—	—	—	(77)	(77)	—	(77)
Noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	130	—	—	130	—	130
Common stock issued	3	—	7	—	—	7	—	7
Withholding taxes	—	—	(20)	—	—	(20)	—	(20)
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846

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

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of National Oilwell Varco, Inc. and its consolidated subsidiaries. Certain reclassifications have been made to the prior year financial statements in order for them to conform with the 2019 presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly-owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value using the first-in, first-out or average cost methods. Inventories consist of raw materials and supplies, work-in-process and finished goods and purchased products. The Company reviews historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are limited, to estimate net realizable value. The Company evaluates inventory quarterly using the best information available at the time to inform our assumptions and estimates about future demand and resulting sales volumes, and recognizes reserves as necessary to properly state inventory.

Based on an update of our assumptions at each point in time related to estimates of future demand, we recorded charges for additions to inventory reserves of $659 million, $49 million, and $114 million for the years ended December 31, 2019, 2018, and 2017, respectively, consisting primarily of obsolete and surplus inventories.  At December 31, 2019 and 2018, inventory reserves totaled $843 million and $644 million, or 27.7% and 17.7% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $355 million, $349 million and $359 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the consolidated financial statements.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Impairments of plant, property and equipment were $252 million, $21 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Lease Right-of-Use Assets

The Company leases certain facilities and equipment to support its operations around the world.  These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent.  Renewal options are common in longer term leases; however, it is rare that the Company intends to exercise a lease option at inception due to the cyclical nature of the Company’s business.  Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company sub-leases excess facility space, generally at terms similar to the source lease. The Company reviews new agreements to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as most do not include implicit interest rates. The Company recorded impairment charges of $56 million for the year ended December 31, 2019 and no charges for the years ended December 31, 2018 and 2017.

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

The Company paid cash of $180 million, $280 million and $86 million for acquisitions for the years ended December 31, 2019, 2018 and 2017, respectively. These acquisitions did not have a material effect on the Company’s operating results, cash flows or financial position

Foreign Currency

The functional currency for most of our foreign operations is the local currency. However, certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $36 million, $52 million and $3 million for the years ending December 31, 2019, 2018 and 2017, respectively, and are included in other income (expense) in the accompanying statement of income (loss).

Revenue Recognition

The majority of the Company’s revenue streams record revenue at a point in time when a performance obligation has been satisfied by transferring control of promised goods or services to a customer. Products are sold or rented and services are provided based upon a fixed or determinable price and do not generally include right of return or other significant post-delivery obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. Payment terms and conditions vary by contract type. We have elected to apply the practical expedient that does not require an adjustment for a financing component if, at contract inception, the period between when we transfer the promised goods or service to the customer and when the customer pays for the goods or service is one year or less. Shipping and handling costs are recognized when incurred and are treated as costs to fulfill the original performance obligation instead of as a separate performance obligation.

Revenue is generated from contracts that may include multiple performance obligations. Using significant judgement, the Company considers the degree of customization, integration and interdependency of the related products and services when assessing distinct performance obligations within one contract. Stand-alone selling price (“SSP”) for each distinct performance obligation is generally determined using the price at which the products and services would be sold separately to the customer. Discounts, when provided, are allocated based on the relative SSP of the various products and services.

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

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgement. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $62 million and $65 million for the years ended December 31, 2019 and 2018, respectively, primarily due to change orders.

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

As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,286 million. The Company expects to recognize approximately $1,084 million in revenue for the remaining performance obligations in 2020 and $3,202 million in 2021 and thereafter.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2017	$135
Net provisions for warranties issued during the year	38
Amounts incurred	(67)
Currency translation adjustments	(1)
Balance at December 31, 2018	$105
Net provisions for warranties issued during the year	41
Amounts incurred	(56)
Currency translation adjustments	—
Balance at December 31, 2019	$90

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have a large number of geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral, but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $132 million and $161 million at December 31, 2019 and 2018, respectively.

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

Contingencies

The Company accrues for costs relating to litigation claims and other contingent matters, including liquidated damage liabilities, when such liabilities become probable and reasonably estimable. In circumstances where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than others, the low end of the range is accrued. Such estimates may be based on advice from third parties or on management’s judgement, as appropriate. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the Company’s previous judgements with respect to the likelihood or amount of loss. Amounts paid upon the ultimate resolution of contingent liabilities may be materially different from previous estimates and could require adjustments to the estimated reserves to be recognized in the period such new information becomes known.

Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to Company	$(6,095)	$(31)	$(237)
Denominator:
Basic—weighted average common shares outstanding	382	378	377
Dilutive effect of employee stock options and other unvested stock awards	—	—	—
Diluted outstanding shares	382	378	377
Basic loss attributable to Company per share	$(15.96)	$(0.08)	$(0.63)
Diluted loss attributable to Company per share	$(15.96)	$(0.08)	$(0.63)
Cash dividends per share	$0.20	$0.20	$0.20

Net loss attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2019, 2018 and 2017 and therefore not excluded from net loss attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 20 million, 20 million, and 12 million at December 31, 2019, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this standard but does not expect it to be material.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Management is currently assessing the impact of adopting ASU 2019-12 on the company’s financial position, results of operations and cash flows.

3. Derivative Financial Instruments

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

Forward currency contracts consist of (in millions):

	Currency Denomination
Currency	December 31, 2019		December 31, 2018
South Korean Won	KRW	17,600	KRW	—
Norwegian Krone	NOK	5,377	NOK	5,229
Russian Ruble	RUB	1,012	RUB	—
U.S. Dollar	USD	686	USD	631
Euro	EUR	188	EUR	172
South African Rand	ZAR	124	ZAR	124
Mexican Peso	MXN	115	MXN	204
Singapore Dollar	SGD	42	SGD	—
Japanese Yen	JPY	36	JPY	121
Danish Krone	DKK	21	DKK	35
British Pound Sterling	GBP	20	GBP	12
Canadian Dollar	CAD	3	CAD	—

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company maintains a cash flow hedging program. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The Company includes time value in hedge relationships.

The Company expects accumulated other comprehensive income (loss) of $7 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($12) million, $2 million and ($11) million for the years ended 2019, 2018 and 2017, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Fair Values of Derivative Instruments (In millions)
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2019	2018	Location	2019	2018
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$2	Accrued liabilities	$18	$17
Foreign exchange contracts	Other Assets	4	—	Other Liabilities	2	11
Total derivatives designated as hedging instruments under ASC Topic 815		$9	$2		$20	$28
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$8	$4	Accrued liabilities	$6	$6
Foreign exchange contracts	Other Assets	1	—	Other Liabilities	—	2
Total derivatives not designated as hedging instruments under ASC Topic 815		$9	$4		$6	$8
Total derivatives		$18	$6		$26	$36

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2019	2018
Raw materials and supplies	$577	$614
Work in process	364	501
Finished goods and purchased products	2,099	2,515
	3,040	3,630
Less: Inventory reserve	(843)	(644)
Total	$2,197	$2,986

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2019	2018
Land		$231	$227
Buildings and improvements	5-35 Years	1,309	1,271
Operating equipment	2-20 Years	2,946	3,140
Rental equipment	2-15 Years	851	597
Capital leases		—	249
		5,337	5,484
Less: Accumulated Depreciation		(2,983)	(2,687)
		$2,354	$2,797

6. Asset Impairments

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

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

The global oil and gas market downturn that began in 2014 has repeatedly exhibited signs of recovery that subsequently faded.  During the second quarter of 2019, several market indicators hit new decade-lows, consistent with a more prolonged downturn for the industry and diminished probability of a stronger near-term recovery.  The Company’s stock price reached a fourteen-year low during the quarter and its market capitalization was below its carrying value. Also, during the quarter, the Oil Services Index (OSX), an indicator of the health and the cost of capital of the oil and gas services industry (and of the Company’s primary customer base), hit a low not seen since 2004.  The OSX traded down approximately 14 percent from the first quarter to the second quarter of 2019, reflecting a policy of capital discipline adopted by oil and gas producers during the quarter, diminished access to capital, and a higher cost of capital to oilfield services firms.  Management reduced its outlook accordingly.  In the Company’s view, falling rig count levels in the second quarter provided tangible proof to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, which will lead to reduced levels of demand for oilfield services, and to reduced levels of demand for the capital equipment that the Company sells to its oilfield services customers.  Additionally, the second quarter saw the number of oilfield services firms declaring bankruptcy increase, including one of the Company’s large-cap peers and substantial customers.  In management’s judgement the facts and circumstances including those described above constituted a triggering event in the second quarter which indicated the Company’s goodwill and other long-lived assets may be impaired.  The Company performed a detailed Step 1 analysis under ASC 350, incorporating this refined outlook, which determined that the fair values were less than the respective carrying values for the following reporting units: Rig Equipment, Marine Construction, Downhole, ReedHycalog, IntelliServ, Grant Prideco, Tuboscope, Wellsite Services, Intervention & Stimulation Equipment, Floating Production Systems, XL Systems, Subsea Production Systems, Fiberglass Systems and Process & Flow Technologies (“Reporting Units”).

The Company primarily uses the discounted cash flow method to estimate the fair value of its Reporting Units when conducting the impairment test, but also considers the comparable companies and representative transaction methods to validate the test result and management’s forecast and other expectations, where possible. The valuation techniques used in the test were consistent with those used during previous testing. Fair value of the Reporting Unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgements, using discounted cash flow. The inputs used in the test were updated to reflect management’s judgement, current market conditions and forecasts.

The discounted cash flow was based on management’s forecast of operating performance for each Reporting Unit. The two main assumptions used, which bear the risk of change and could impact the test result, include the forecast cash flow from operations from each of the Company’s Reporting Units and their respective weighted average cost of capital. The starting point for each of the Reporting Unit’s cash flow from operations was the detailed mid-year plan, modified to incorporate our revised outlook, as appropriate. The Reporting Unit carrying values were adjusted based on the long-lived asset impairment assessment noted below. Cash flows beyond the plan or forecast were estimated using a terminal value calculation which incorporated historical and forecasted financial cyclical trends for each Reporting Unit and considered long-term earnings growth rates. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgement must be applied to determine whether credit changes are a short-term or long-term trend.

For the second quarter of 2019, the Company recorded $3,099 million in impairment charges to goodwill and $87 million in charges to indefinite-lived intangible assets.

During the third quarter, the Company combined two Reporting Units within the Completion & Production Solutions segment, Floating Production and Process & Flow Technologies. The restructuring better aligns operations with the current and anticipated market environments and reduces administrative burden. The Company tested the two Reporting Units for goodwill impairment prior to, and after, combining them and concluded no impairment charges were necessary.

Also, during the third quarter, the Company’s Wellbore Technologies segment reorganized two of its Reporting Units. The Company performed a goodwill impairment analysis prior and subsequent to the restructuring and concluded no impairment charges were necessary. The restructuring did not affect Wellbore Technologies’ consolidated financial position and results of operations.

The Company conducted its annual impairment test during the fourth quarter of 2019, as of October 1, 2019, using the same process described above for the second quarter test. During the fourth quarter, drilling activity further declined in North America as U.S. rig count experienced its first double digit sequential decline since 2016. This and other market condition deteriorations during the fourth quarter reduced management’s near-term market and recovery path expectations, and the forecasts used in the impairment test. Based on the assessment, the Company recorded $410 million in impairment charges to goodwill and $16 million in charges to indefinite-lived intangibles. Following the impairment charges, several Reporting Units did not have a fair value substantially in excess of their book value. Further deterioration of market conditions, in management’s judgement, beyond those incorporated into the extended forecast by management, will likely result in additional impairment charges.  The remaining goodwill balance for these Reporting Units at December 31, 2019 is as follows: Marine Construction ($57 million), Downhole ($124 million), ReedHycalog ($358 million), Grant Prideco ($125 million), M/D Totco ($63 million), PFT ($407 million), and Completion Tools ($20 million).

The Company has approximately $2.8 billion of goodwill, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2017	$2,956	$2,122	$1,149	$6,227
Goodwill acquired and adjusted during period	64	(33)	71	102
Currency translation adjustments	(9)	(48)	(8)	(65)
Balance at December 31, 2018	3,011	2,041	1,212	6,264
Goodwill acquired and adjusted during period	9	40	13	62
Impairment	(2,178)	(1,019)	(312)	(3,509)
Currency translation adjustments	1	(8)	(3)	(10)
Balance at December 31, 2019 (1)	$843	$1,054	$910	$2,807

(1)	Accumulated goodwill impairment was $5,966 million as of December 31, 2019.

Impairment of Long-Lived Assets (Excluding Goodwill and Other Indefinite-Lived Intangible Assets)

Long-lived assets, which include property, plant and equipment, right of use, and finite-lived intangible assets, comprise a significant amount of the Company’s total assets. The Company makes judgements and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and estimated useful lives.

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

During the second quarter of 2019, the results of the Company's test for impairment of goodwill and indefinite-lived intangible assets, and the other negative market indicators described above, were a triggering event that indicated that its long-lived tangible assets and finite-lived intangible assets were impaired.

Impairment testing performed in the second quarter resulted in the determination that certain long-lived assets associated with most of the Company’s asset groups were not recoverable.  The estimated fair value of these asset groups was below the carrying value and as a result, during the second quarter of 2019, the Company recorded impairment charges of $1,901 million to customer relationships, patents, trademarks, tradenames, and other finite-lived intangible assets, $230 million to property, plant and equipment, and $56 million for right-of-use assets. During the second half of 2019, the Company recorded $22 million impairment charges to property, plant and equipment ($5 million in the Wellbore Technologies segment, $7 million in the Completion & Production Solutions segment, and $10 million in the Rig Technologies segment).

Remaining identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-30 years. Amortization expense of identified intangibles is expected to be approximately $61 million, $57 million, $55 million, $48 million, and $43 million for the next five years.

The Company has approximately $852 million of identified intangible assets, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2017	$1,883	$1,160	$258	$3,301
Additions to intangible assets	41	3	55	99
Amortization	(201)	(111)	(29)	(341)
Currency translation adjustments	12	(47)	(4)	(39)
Balance at December 31, 2018	$1,735	$1,005	$280	$3,020
Impairment	(1,314)	(690)	—	(2,004)
Additions to intangible assets	6	11	—	17
Amortization	(94)	(56)	(28)	(178)
Currency translation adjustments	(7)	5	(1)	(3)
Balance at December 31, 2019	$326	$275	$251	$852

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2018:
Customer relationships	$4,078	$(2,352)	$1,726
Trademarks	891	(341)	550
Patents	661	(414)	247
Indefinite-lived trade names	383	—	383
Other	491	(377)	114
Total identified intangibles	$6,504	$(3,484)	$3,020
December 31, 2019:
Customer relationships	$598	$(305)	$293
Trademarks	190	(123)	67
Patents	121	(47)	74
Indefinite-lived trade names	280	—	280
Other	283	(145)	138
Total identified intangibles	$1,472	$(620)	$852

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2019	2018
Vendor costs	$121	$127
Compensation	270	331
Taxes (non income)	112	124
Warranty	90	105
Insurance	57	55
Fair value of derivatives	24	23
Commissions	31	34
Interest	8	7
Other	236	282
Total	$949	$1,088

8. Leases

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

Components of leases are as follows (in millions):

	December 31,
	2019	2018
Current portion of lease liabilities:
Operating	$84	$—
Financing	30	7
Total	$114	$7

	December 31,
	2019	2018
Long-term portion of lease liability:
Operating	$424	$—
Financing	250	222
Total	$674	$222

Components of lease expense were as follows (in millions):

Years Ended
December 31, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$32
Interest on lease liabilities	13
Operating lease cost	115
Short-term lease cost	68
Sub-lease income	(11)
Total	$217

Supplemental information related to the Company’s leases is as follows (in millions):

Year Ended
December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$13
Operating cash flows - operating leases	115
Financing cash flows - finance leases	32
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	53
Finance lease liabilities	$12

Weighted average remaining lease term at December 31, 2019:
Operating leases	10 years
Finance leases	16 years
Weighted average discount rate at December 31, 2019:
Operating leases	4.48%
Finance leases	4.58%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at December 31, 2019, are payable as follows (in millions):

	Operating	Finance
2020	$98	$38
2021	81	33
2022	64	25
2023	49	18
2024	40	15
Thereafter	228	210
Total lease payments	560	339
Less: Interest	(52)	(59)
Present value of lease liabilities	$508	$280

9. Debt

Debt consists of (in millions):

	December 31,
	2019	2018
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,088	1,088
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	493	—
$0.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	399	1,394
Other debt	9	—
Long-term debt	$1,989	$2,482

Principal payments of debt for years subsequent to 2019 are as follows (in millions):

2020	—
2021	—
2022	400
2023	—
2024	—
Thereafter	1,589
$1,989

Amended Revolving Credit Facility

Effective October 30, 2019, the Company amended its five-year unsecured revolving credit facility, decreasing its borrowing availability to $2 billion and extended its maturity to October 30, 2024. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase.  Interest under the new multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate.  The new credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2019, the Company was in compliance with a debt-to-capitalization ratio of 22.4%.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $2.0 billion, five-year credit facility. At December 31, 2019, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility.

Issuance of unsecured Senior Notes Due 2029

On November 4, 2019, the Company issued $500 million of 3.60% unsecured Senior Notes due 2029. The net proceeds were $493 million, after deducting $3 million in underwriting fees and a $4 million discount. Interest on each series of notes is due on June 1 and December 1 of each year, beginning on June 1, 2020. The Company may redeem some or all of the Senior Notes at any time at the applicable redemption price, plus accrued interest, if any, to the redemption date. At December 31, 2020, the Company was in compliance with the covenants under the indenture governing the Senior Notes.

Redemption of unsecured Senior Notes Due 2022

On December 4, 2019, the Company repaid $1 billion of its 2.60% unsecured Senior Notes using available cash balances. Upon redemption, the Company paid $1,023 million, which included a redemption premium of $23.1 million as well as accrued and unpaid interest of $0.2 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $26 million, which included the make whole premium of $23 million and non-cash charges of $3 million attributable to the write-off of unamortized discount and debt issuance costs.

The Company had $502 million of outstanding letters of credit at December 31, 2019, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2019 and 2018, the fair value of the Company’s unsecured Senior Notes approximated $1,947 million and $2,211 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2019 and 2018, the carrying value of the Company’s unsecured Senior Notes approximated $1,980 million and $2,482 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2019, 2018 and 2017, expenses for defined-contribution plans were $70 million, $68 million, and $64 million, respectively, and all funding is current.

Certain retired or terminated employees of predecessor or acquired companies participate in a defined benefit plan in the United States. Approximately 24 employees represented by certain collective bargaining agreements continue to accrue benefits under the plan. In addition, approximately 1,912 U.S. retirees and spouses participate in defined benefit health care plans of predecessor or acquired companies that provide postretirement medical and life insurance benefits. Except for two locations represented by certain collective bargaining agreements, active employees are ineligible to participate in any of these U.S. defined benefit plans. Active employees based in the United Kingdom are ineligible to participate in any defined benefit plans.

Net periodic benefit income (cost) for our defined benefit plans aggregated $2 million, $3 million and $(1) million for the years ended December 31, 2019, 2018 and 2017, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2019 and 2018, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2019	2018	2019	2018
Benefit obligation at beginning of year	$575	$633	$45	$62
Service cost	1	1	—	—
Interest cost	18	18	2	2
Actuarial loss (gain)	42	(24)	(15)	(8)
Benefits paid	(29)	(40)	(11)	(13)
Participants contributions	—	—	2	2
Exchange rate loss (gain)	5	(15)	—	—
Special events	—	—	30	—
Plan amendments	—	4	—	—
Settlements	(12)	(2)	—	—
Benefit obligation at end of year	$600	$575	$53	$45

Fair value of plan assets at beginning of year	$517	$588	$—	$—
Actual return	80	(21)	—	—
Benefits paid	(29)	(40)	(11)	(13)
Company contributions	5	5	9	11
Participants contributions	—	—	2	2
Exchange rate gain (loss)	6	(13)	—	—
Settlements	(11)	(2)	—	—
Fair value of plan assets at end of year	$568	$517	$—	$—
Funded status	$(32)	$(58)	$(53)	$(45)

Accumulated benefit obligation at end of year	$597	$572

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

Years Ended December 31,
	2019	2018
Discount rate:
United States plan	2.50% - 3.20%	3.90% - 4.20%
International plans	0.90% - 2.30%	1.80% - 2.90%
Salary increase:
United States plan	N/A	N/A
International plans	1.80% - 3.10%	1.80% - 3.40%

The assumption rates used for net periodic benefit costs are as follows:

Years Ended December 31,
	2019	2018	2017
Discount rate:
United States plan	3.90% - 4.20%	3.00% - 3.60%	3.10% - 4.00%
International plans	1.80% - 2.90%	1.80% - 2.40%	1.80% - 2.80%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	1.80% - 3.40%	1.80% - 3.30%	1.80% - 3.50%
Expected return on assets:
United States plan	5.70%	5.60%	5.60%
International plans	1.90% - 4.30%	1.80% - 4.00%	1.80% - 3.00%

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

The Company expects to pay future benefit amounts on its defined benefit plans of approximately $32 million for each of the next five years and aggregate payments of $317 million.

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2018:
Equity securities	$140	$—	$140	$—
Bonds	209	—	209	—
Other (insurance contracts)	168	—	113	55
Total Fair Value Measurements	$517	$—	$462	$55
December 31, 2019:
Equity securities	$157	$—	$157	$—
Bonds	227	—	227	—
Other (insurance contracts)	184	—	121	63
Total Fair Value Measurements	$568	$—	$505	$63

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgement about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The following table sets forth a summary of changes in the fair value of the Plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2017	$61
Actual return on plan assets still held at reporting date	(1)
Purchases, sales and settlements	(2)
Currency translation adjustments	(3)
Balance at December 31, 2018	$55
Actual return on plan assets still held at reporting date	10
Purchases, sales and settlements	(1)
Currency translation adjustments	(1)
Balance at December 31, 2019	$63

11. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2016	$(1,376)	$(39)	$(37)	$(1,452)
Accumulated other comprehensive income (loss) before reclassifications	272	41	25	338
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(1)	4
Balance at December 31, 2017	$(1,104)	$7	$(13)	$(1,110)
Accumulated other comprehensive income (loss) before reclassifications	(298)	(19)	(13)	(330)
Amounts reclassified from accumulated other comprehensive income (loss)	6	(2)	(1)	3
Balance at December 31, 2018	$(1,396)	$(14)	$(27)	$(1,437)
Accumulated other comprehensive income (loss) before reclassifications	(7)	(2)	12	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	(1)	11
Balance at December 31, 2019	$(1,403)	$(4)	$(16)	$(1,423)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Years Ended December 31,
	2019				2018				2017
	Currency	Derivative	Defined		Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$2	$—	2	$—	$(8)	$—	$(8)
Cost of revenue	—	14	—	14	—	(6)	—	(6)	—	12	—	12
Selling, general, and administrative	—	—	(1)	(1)	—	—	(1)	(1)	—	—	(1)	(1)
Other income (expense), net	—	—	—	-	6	—	—	6	—	—	—	—
Tax effect	—	(3)	—	(3)	—	2	—	2	—	1	-	1
	$—	$12	$(1)	$11	$6	$(2)	$(1)	$3	$—	$5	$(1)	$4

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or (loss). The Company recorded other comprehensive income (loss) of ($7) million, $(292) million and $272 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive loss of $10 million (net of $4 million tax), $21 million (net of $2 million tax) and $46 million (net of $13 million tax) for the years ended December 31, 2019, 2018 and 2017.

12. Commitments and Contingencies

Our business is governed by laws and regulations promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business, including those related to the oilfield service industry. In the United States these governmental authorities include: the U.S. Department of Labor, the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state and international environmental agencies and many others. We are unaware of any material unreserved liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable or unknown, costs or liabilities.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters arising from ordinary day-to-day business activities in which parties, including government authorities, assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: individual employment law claims, collective actions or class actions under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, environmental, product liability claims, warranty claims, personal injury claims arising from allegedly defective products, negligence or other theories of liability, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. For some contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company.

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

As of December 31, 2019, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and costs arising out of personal injury claims arising from a well blow out in McAlester, Oklahoma for which the Company supplied the mud engineer, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the final outcome of regulatory oversight is inherently uncertain, and our best judgement concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.  In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of trade secrets and confidential information, patents and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and difficulty in predicting the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could materially and adversely impact our financial performance.

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

Cash dividends aggregated $77 million and $76 million for the years ended December 31, 2019 and 2018, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $130 million, $110 million and $124 million for 2019, 2018 and 2017, respectively. The total income tax benefit recognized in the consolidated statements of income for all share-based compensation arrangements was $14 million, $16 million and $24 million for 2019, 2018 and 2017, respectively.

The Company’s stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 20.2 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2015 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At December 31, 2019, approximately 10.5 million shares were available for future grants.

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

Stock Options

Options granted under our stock-based compensation plans generally vest over a three-year period starting one year from the date of grant and expire ten years from the date of grant. The purchase price of options granted may not be less than the closing market price of National Oilwell Varco common stock on the date of grant.

We converted the outstanding stock options under this plan to options to acquire our common stock and no further options are being issued under the plans. Stock option information summarized below includes amounts for the National Oilwell Varco Long-Term Incentive Plans and stock plans of acquired companies. Options outstanding at December 31, 2019 under the stock option plans have exercise prices between $28.24 and $77.99 per share, and expire at various dates from February 17, 2020 to February 28, 2029.

The following summarizes options activity:

	Years Ended December 31,
	2019		2018		2017
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	21,009,508	$48.88	22,472,047	$48.99	17,439,060	$54.08
Granted	1,493,576	28.72	1,610,599	35.09	6,961,041	36.51
Forfeited	(944,917)	50.57	(1,318,380)	57.56	(1,482,531)	55.22
Exercised	(248,068)	29.70	(1,754,758)	44.12	(445,523)	29.83
Shares under option at end of year	21,310,099	$47.68	21,009,508	$48.88	22,472,047	$48.99
Exercisable at end of year	17,796,607	$50.49	15,223,029	$54.13	14,309,944	$55.00

The following summarizes information about stock options outstanding at December 31, 2019:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$28.24 - $55.00	6.21	15,776,394	$39.77	12,262,902	$41.58
$55.01 - $70.00	3.65	3,480,067	66.82	3,480,067	66.82
$70.01 - $77.99	1.68	2,053,638	75.96	2,053,638	75.96
Total	5.36	21,310,099	$47.68	17,796,607	$50.49

The weighted-average fair value of options granted during 2019, 2018 and 2017, was approximately $9.06, $10.01 and $9.68 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2019 and 2018 was $6 million and $54 million, respectively.

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

	Years Ended December 31,
Valuation Assumptions:	2019	2018	2017
Expected volatility	35.9%	31.8%	36.1%
Risk-free interest rate	2.5%	2.7%	2.2%
Expected dividend yield	0.7%	0.6%	0.6%
Expected term (in years)	4.5	4.3	3.0

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

The following summary presents information regarding outstanding options at December 31, 2019 and changes during 2019 with regard to options under all stock option plans:

		Weighted- Average	Weighted Average Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2018	21,009,508	$48.88	6.01	$458,576
Granted	1,493,576	$28.72
Forfeited	(944,917)	$50.57
Exercised	(248,068)	$29.70
Outstanding at December 31, 2019	21,310,099	$47.68	5.36	$—
Exercisable at December 31, 2019	17,796,607	$50.49	4.44	$—

At December 31, 2019, total unrecognized compensation cost related to nonvested stock options was $17 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2019, 2018 and 2017 was approximately $32 million, $26 million and $70 million, respectively. Cash received from option exercises for 2019, 2018 and 2017 was $7 million, $54 million and $13 million, respectively. The actual tax benefit (expense) realized for the tax deductions from option exercises totaled $(2) million, $2 million, and $(2) million for 2019, 2018 and 2017, respectively.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2019		2018
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,399,302	$28.49	1,493,689	$28.41
Granted	7,088	28.72	14,228	35.09
Forfeited	(76,133)	29.18	(83,124)	28.32
Exercised	—	—	(25,491)	42.61
Shares under SARs at end of year	1,330,257	$28.45	1,399,302	$28.49
Exercisable at end of year	1,315,701	$28.40	165,755	$28.57

The Company recognized no expense in 2019 and 2018, compared to $8 million in 2017.  There was no liability for cash-settled SARs at December 31, 2019.

Restricted Shares

The Company issues restricted stock awards and restricted stock units to officers and key employees in addition to stock options. On February 27, 2019, the Company granted 2,895,086 shares of restricted stock and restricted stock units with a fair value of $28.72 per share; and performance share awards to senior management employees with potential payouts varying from zero to 665,740 shares. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The 2017 and 2018 performance share awards are based entirely on a TSR (total shareholder return) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX (Oil Service Sector) index for the three-year performance period.  The 2019 performance share awards are divided into two independent parts that are subject to two separate performance metrics: 85% with a TSR (total shareholder return) goal and 15% with an internal National Oilwell Varco Value Added (“NVA”) (return on capital metric) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA shall be calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets.

On May 28, 2019, the Company granted 65,752 restricted stock awards with a fair value of $21.90 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

The following summary presents information regarding outstanding restricted shares:

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	5,914,860	$34.41	4,889,678	$37.04	4,563,983	$41.10
Granted	3,335,315	$28.52	2,657,115	$35.17	1,738,589	$38.74
Vested	(2,901,945)	$25.67	(1,242,682)	$34.86	(1,018,206)	$34.84
Forfeited	(73,922)	$50.57	(389,251)	$57.56	(394,688)	$55.22
Nonvested at end of year	6,274,308	$33.10	5,914,860	$34.41	4,889,678	$37.04

At December 31, 2019, there was approximately $102 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.
14.	Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada (in millions):

	Year Ended December 31, 2019
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,710	$1,122	$529	$—	$3,361
International	1,441	1,590	2,087	—	5,118
Eliminations	63	59	66	(188)	—
	$3,214	$2,771	$2,682	$(188)	$8,479

Land	$2,531	$1,808	$758	$—	$5,097
Offshore	620	904	1,858	—	3,382
Eliminations	63	59	66	(188)	—
	$3,214	$2,771	$2,682	$(188)	$8,479

	Year Ended December 31, 2018
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,817	$1,302	$663	$—	$3,782
International	1,345	1,543	1,783	—	4,671
Eliminations	73	86	129	(288)	—
	$3,235	$2,931	$2,575	$(288)	$8,453

Land	$2,683	$1,985	$854	$—	$5,522
Offshore	479	860	1,592	—	2,931
Eliminations	73	86	129	(288)	—
	$3,235	$2,931	$2,575	$(288)	$8,453

	Year Ended December 31, 2017
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,408	$1,093	$545	$—	$3,046
International	1,116	1,528	1,614	—	4,258
Eliminations	53	51	93	(197)	—
	$2,577	$2,672	$2,252	$(197)	$7,304

Land	$2,047	$1,752	$740	$—	$4,539
Offshore	477	869	1,419	—	2,765
Eliminations	53	51	93	(197)	—
	$2,577	$2,672	$2,252	$(197)	$7,304

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2019, 2018, or 2017.

Contract Assets and Liabilities

Contract assets include unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not only subject to the passage of time. There were no impairment losses recorded on contract assets for the years ending December 31, 2019, 2018 and 2017.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

Contract Assets
Balance at December 31, 2018	$565
Additions and Milestone Billings	(1,018)
Revenue Recognized	1,131
Currency translation adjustments and other	(35)
Balance at December 31, 2019	$643

Contract Liabilities
Balance at December 31, 2018	$458
Additions and Milestone Billings	809
Revenue Recognized	(782)
Currency translation adjustments and other	(58)
Balance at December 31, 2019	$427

15. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Domestic	$(4,501)	$(168)	$(470)
Foreign	(1,961)	209	78
	$(6,462)	$41	$(392)

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(7)	$(5)	$23
State	4	(3)	1
Foreign	60	134	161
Total current income tax provision	57	126	185
Deferred:
Federal	(344)	11	(332)
State	(18)	-	(2)
Foreign	(64)	(74)	(7)
Total deferred income tax provision	(426)	(63)	(341)
Total income tax provision	$(369)	$63	$(156)

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2019	2018	2017
Federal income tax at U.S. statutory rate	$(1,357)	$9	$(137)
Foreign income tax rate differential	(40)	(3)	(21)
Goodwill impairment	666	—	—
Nondeductible expenses	61	20	38
Foreign dividends, net of foreign tax credits	163	27	(132)
Tax rate change on timing differences	1	(7)	(245)
Change in uncertain tax positions	(60)	(5)	81
Prior years taxes	3	(13)	(26)
Tax impact on foreign exchange	(2)	(3)	5
Change in deferred tax valuation allowance	218	49	280
State income taxes - net of federal benefit	(16)	(3)	(1)
Tax exempt income	(6)	(5)	—
Income tax credits	—	(3)	(4)
Other	—	—	6
Total income tax provision	$(369)	$63	$(156)

The effective tax rate for the year ended December 31, 2019 was 5.7%, compared to 153.7% for 2018. For the year ended December 31, 2019, the effective tax rate was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowance partially offset by the reduction in uncertain tax positions due to settlements. For the year ended December 31, 2018, valuation allowances established on foreign tax credits generated during the year resulted in a higher effective tax rate than the U.S. statutory rate.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Allowances and operating liabilities	$395	$293
Net operating loss carryforwards	270	182
Stock Compensation	69	66
Tax credit carryforwards	702	768
Other	60	59
Valuation allowance	(1,175)	(955)
Total deferred tax assets	321	413
Deferred tax liabilities:
Tax over book depreciation	115	139
Capital leases	86	-
Intangible assets	110	688
Deferred income	65	70
Accrued tax on unremitted earnings	33	17
Other	52	52
Total deferred tax liabilities	461	966
Net deferred tax liability	$140	$553

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Unrecognized tax benefit at beginning of year	$98	$132	$78
Gross increase for current period tax positions	—	15	10
Gross increase for tax positions in prior years	10	31	64
Gross decrease for tax positions in prior years	(60)	(10)	(14)
Cash Settlements	(3)	(69)	—
Lapse of statute of limitations	(7)	(1)	(6)
Unrecognized tax benefit at end of year	$38	$98	$132

The balance of unrecognized tax benefits at December 31, 2019, 2018 and 2017 was $38 million, $98 million and $132 million, respectively. Resolutions of foreign jurisdiction audits resulted in a $60 million and $74 million decrease in uncertain tax provisions for the years ended December 31, 2019 and 2018, respectively. Accruals related to foreign jurisdiction audits of prior years resulted in uncertain tax position increases of $64 million in 2017.

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a benefit to the effective tax rate. The Company anticipates that it is reasonably possible that the amount of unrecognized tax benefits may decrease by up to $21 million in the next twelve months due to settlements and conclusions of tax examinations. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2019, 2018 and 2017, we recorded income tax expense of nil, nil and $17 million, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2019 and 2018, the Company had accrued $11 million and $12 million, respectively, of interest and penalty relating to unrecognized tax benefits.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Canada, the United Kingdom, the Netherlands, France and Denmark. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for tax years ending after 2013 and outside the U.S. for tax years ending after 2014.

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2019 were as follows (in millions):

	Federal	State	Foreign	Total
2020 - 2024 Expiration	$6	$4	$73	$83
2025 - 2039 Expiration	30	150	346	526
Unlimited Expiration	198	—	406	604
Total Net Operating Loss (NOL)	$234	$154	$825	$1,213
Tax Effected NOL	$49	$9	$212	270
Valuation Allowance (VA)	(49)	(9)	(211)	(269)
Tax Effected NOL Net of VA	$—	$—	$1	$1

The Company has $702 million of excess foreign tax credits in the United States as of December 31, 2019, of which $11 million, $141 million, $285 million, $142 million, $88 million and $35 million will expire in 2020, 2022, 2026, 2027, 2028 and 2029, respectively. As of December 31, 2018, the Company has remaining tax-deductible goodwill of $194 million, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 12 years.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $757 million at December 31, 2019. These earnings are considered to be indefinitely reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in incremental U.S. federal and state taxes at statutory rates and withholding taxes payable in various foreign countries.

16. Business Segments. and Geographic Areas

The Company’s operations are organized into three operating segments: Wellbore Technologies, Completion & Production Solutions and Rig Technologies.

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services; portable power generation; drill pipe; wired pipe; drilling optimization and automation services; tubular inspection, repair and coating services; instrumentation; measuring and monitoring; downhole and fishing tools; steerable technologies; and drill bits.

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

Rig Technologies

The Company’s Rig Technologies segment makes and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore as well as other marine-based markets, including offshore wind vessels. The segment designs, manufactures and sells land rigs, offshore drilling equipment packages, including installation and commissioning services, and drilling rig components that mechanize and automate the drilling process and rig functionality. Equipment and technologies in Rig Technologies include: substructures, derricks, and masts; cranes; jacking systems; pipe lifting, racking, rotating, and assembly systems; fluid transfer technologies, such as mud pumps; pressure control equipment, including blowout preventers; power transmission systems, including drives and generators; rig instrumentation and control systems; mooring, anchor, and deck handling machinery; major equipment components for offshore wind construction vessels; and pipelay and construction systems.  The segment also provides spare parts, repair, and rentals as well as comprehensive remote equipment monitoring, technical support, field service, and customer training through an extensive network of aftermarket service and repair facilities strategically located in major areas of drilling operations around the world.

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

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or services (in millions):

	Years Ended December 31,
	2019	2018	2017
United States	$3,112	$3,480	$2,760
Norway	512	368	295
Singapore	473	321	188
Saudi Arabia	436	444	310
United Kingdom	333	309	279
China	285	231	298
Brazil	269	415	498
Canada	247	302	286
United Arab Emirates	224	248	223
South Korea	69	169	261
Other Countries	2,519	2,166	1,906
Total	$8,479	$8,453	$7,304

The following table presents plant, property and equipment by country based on the location (in millions):

	December 31,
	2019	2018
United States	$1,257	$1,603
Brazil	194	217
United Kingdom	112	125
Denmark	111	119
South Korea	77	91
Canada	77	79
United Arab Emirates	52	60
Mexico	43	48
Singapore	28	47
Russia	16	69
Other Countries	387	339
Total	$2,354	$2,797

Business Segments:

The following table presents selected financial data by business segment (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations and corporate costs (1)	Total
December 31, 2019
Revenue	$3,214	$2,771	$2,682	$(188)	$8,479
Operating profit (loss)(2)	(3,551)	(1,934)	(524)	(270)	(6,279)
Capital expenditures	123	64	31	15	233
Depreciation and amortization	284	150	87	12	533
Goodwill	843	1,054	910	—	2,807
Total assets	4,078	3,826	3,758	1,487	13,149
December 31, 2018
Revenue	$3,235	$2,931	$2,575	$(288)	$8,453
Operating profit (loss)(2)	131	166	213	(299)	211
Capital expenditures	135	87	17	5	244
Depreciation and amortization	374	212	90	14	690
Goodwill	3,011	2,041	1,212	—	6,264
Total assets	7,929	6,233	3,906	1,728	19,796
December 31, 2017
Revenue	$2,577	$2,672	$2,252	$(197)	$7,304
Operating profit (loss)(2)	(102)	98	(14)	(259)	(277)
Capital expenditures	99	69	16	8	192
Depreciation and amortization	379	215	88	16	698
Goodwill	2,956	2,122	1,149	—	6,227
Total assets	7,848	5,782	4,625	1,951	20,206

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

(2)

Segment operating loss for 2019 includes charges for: goodwill, other intangible asset and other long lived asset impairments (Wellbore Technologies $3,565 million; Completion and Production Solutions $1,865 million; and, Rig Technologies $389 million); inventory write-downs (Wellbore Technologies $130 million; Completion and Production Solutions $148 million; and, Rig Technologies $355 million); and a voluntary early retirement program (VERP), other severance and facility closure costs (Wellbore Technologies $64 million; Completion and Production Solutions $30 million; and, Rig Technologies $37 million). Segment operating profit for 2018 includes charges for facility closure (Wellbore Technologies $28 million) and non-operational credits (elimination and corporate costs ($18) million). Segment operating profit or loss for 2017 includes charges for: inventory write-downs (Wellbore Technologies $4 million; Completion and Production Solutions ($6) million; and Rig Technologies $110 million); and severance and facility closure costs (Wellbore Technologies $18 million; Completion and Production Solutions $32 million; and Rig Technologies $20 million).

17. Quarterly Financial Data (Unaudited)

Summarized quarterly results, were as follows (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2019
Revenue	$1,940	$2,132	$2,126	$2,281
Gross profit	256	62	151	376
Net profit (loss) attributable to Company	(77)	(5,389)	(244)	(385)
Net profit (loss) attributable to Company per basic share	(0.20)	(14.11)	(0.64)	(1.01)
Net profit (loss) attributable to Company per diluted share	(0.20)	(14.11)	(0.64)	(1.01)
Cash dividends per share	0.05	0.05	0.05	0.05
Year ended December 31, 2018
Revenue	$1,795	$2,106	$2,154	$2,398
Gross profit (loss)	287	355	393	409
Net profit (loss) attributable to Company	(68)	24	1	12
Net profit (loss) attributable to Company per basic share	(0.18)	0.06	0.00	0.03
Net profit (loss) attributable to Company per diluted share	(0.18)	0.06	0.00	0.03
Cash dividends per share	0.05	0.05	0.05	0.05

SCHEDULE II

NATIONAL OILWELL VARCO, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2019, 2018 and 2017

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off's and other	Balance end of year
Allowance for doubtful accounts:
2019	$161	$21	$(50)	$132
2018	187	17	(43)	161
2017	209	6	(28)	187
Reserve for excess and obsolete inventories:
2019	$644	$659	$(460)	$843
2018	800	49	(205)	644
2017	1,017	114	(331)	800
Valuation allowance for deferred tax assets:
2019	$955	$218	$2	$1,175
2018	1,202	49	(296)	955
2017	544	280	378	1,202
Environmental accruals
2019	$66	$57	$(19)	$104
2018	38	37	(9)	66
2017	43	2	(7)	38
Warranty reserve:
2019	$105	$41	$(56)	$90
2018	135	38	(68)	105
2017	172	46	(83)	135