Form 10-Q
period 2020-03-31
NATIONAL OILWELL VARCO INC
filed 2020-04-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of April 17, 2020 the registrant had 388,223,024 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,115	$1,171
Receivables, net	1,879	1,855
Inventories, net	2,032	2,197
Contract assets, net	639	643
Prepaid and other current assets	237	247
Total current assets	5,902	6,113
Property, plant and equipment, net	2,003	2,354
Lease right-of-use assets, operating	399	444
Lease right-of-use assets, financing	211	230
Goodwill	1,515	2,807
Intangibles, net	534	852
Investment in unconsolidated affiliates	57	282
Other assets	69	67
Total assets	$10,690	$13,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$662	$715
Accrued liabilities	888	949
Contract liabilities	470	427
Current portion of lease liabilities	115	114
Accrued income taxes	28	42
Total current liabilities	2,163	2,247
Lease liabilities	646	674
Long-term debt	2,002	1,989
Deferred income taxes	69	140
Other liabilities	256	253
Total liabilities	5,136	5,303
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 388,222,777 and 385,886,682 shares issued and outstanding at March 31, 2020 and December 31, 2019	4	4
Additional paid-in capital	8,518	8,507
Accumulated other comprehensive loss	(1,655)	(1,423)
Retained earnings	(1,381)	690
Total Company stockholders' equity	5,486	7,778
Noncontrolling interests	68	68
Total stockholders’ equity	5,554	7,846
Total liabilities and stockholders’ equity	$10,690	$13,149

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$1,883	$1,940
Cost of revenue	1,659	1,684
Gross profit	224	256
Selling, general and administrative	283	304
Goodwill and indefinite-lived intangible asset impairment	1,378	—
Long-lived asset impairment	513	—
Operating loss	(1,950)	(48)
Interest and financial costs	(22)	(25)
Interest income	3	6
Equity loss in unconsolidated affiliates	(233)	—
Other income (expense), net	(3)	(18)
Loss before income taxes	(2,205)	(85)
Provision (benefit) for income taxes	(156)	(10)
Net loss	(2,049)	(75)
Net income attributable to noncontrolling interests	(2)	2
Net loss attributable to Company	$(2,047)	$(77)

Net loss attributable to Company per share:
Basic	$(5.34)	$(0.20)
Diluted	$(5.34)	$(0.20)

Cash dividends per share	$0.05	$0.05

Weighted average shares outstanding:
Basic	383	380
Diluted	383	380

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(2,049)	$(75)
Currency translation adjustments	(180)	20
Changes in derivative financial instruments, net of tax	(52)	4
Comprehensive loss	(2,281)	(51)
Comprehensive income attributable to noncontrolling interest	(2)	2
Comprehensive loss attributable to Company	$(2,279)	$(53)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,049)	$(75)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105	177
Provision for inventory losses	125	14
Deferred income taxes	(62)	(9)
Equity loss in unconsolidated affiliates	233	—
Goodwill and indefinite-lived intangible asset impairment	1,378	—
Long-lived asset impairment	513	—
Other, net	45	21
Change in operating assets and liabilities, net of acquisitions:
Receivables	(27)	326
Inventories	47	(152)
Contract assets	(5)	26
Prepaid and other current assets	9	(4)
Accounts payable	(54)	(49)
Accrued liabilities	(142)	(234)
Contract liabilities	43	(46)
Income taxes payable	(15)	(45)
Other assets/liabilities, net	(105)	12
Net cash provided by (used by) operating activities	39	$(38)

Cash flows from investing activities:
Purchases of property, plant and equipment	(68)	(43)
Business acquisitions, net of cash acquired	—	(65)
Other	15	1
Net cash used in investing activities	$(53)	$(107)

Cash flows from financing activities:
Cash dividends paid	(19)	(19)
Other	(24)	(1)
Net cash used in financing activities	(43)	(20)
Effect of exchange rates on cash	1	8
Increase (decrease) in cash and cash equivalents	(56)	(157)
Cash and cash equivalents, beginning of period	1,171	1,427
Cash and cash equivalents, end of period	$1,115	$1,270

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$3	$5
Income taxes	$14	$29

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net income (loss)	—	—	—	—	(2,047)	(2,047)	(2)	(2,049)
Other comprehensive income (loss), net	—	—	—	(232)	—	(232)	—	(232)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standard	—	—	—	—	(5)	(5)	—	(5)
Noncontrolling interest	—	—	—	—	—	—	2	2
Stock-based compensation	—	—	27	—	—	27	—	27
Common stock issued	2	—	1	—	—	1	—	1
Withholding taxes	—	—	(17)	—	—	(17)	—	(17)
Balance at March 31, 2020	388	$4	$8,518	$(1,655)	$(1,381)	$5,486	$68	$5,554

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	383	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net income (loss)	—	—	—	—	(77)	(77)	2	(75)
Other comprehensive income (loss), net	—	—	—	24	—	24	—	24
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	33	—	—	33	—	33
Common stock issued	3	—	3	—	—	3	—	3
Withholding taxes	—	—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2019	386	$4	$8,408	$(1,413)	$6,766	$13,765	$75	$13,840

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2020	2019
Raw materials and supplies	$531	$577
Work in process	377	364
Finished goods and purchased products	1,983	2,099
	2,891	3,040
Less: Inventory reserve	(859)	(843)
Total	$2,032	$2,197

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2020	2019
Compensation	$176	$270
Vendor costs	130	121
Fair value of derivatives	97	24
Warranties	86	90
Taxes (non-income)	74	112
Insurance	53	57
Commissions	33	31
Interest	25	8
Other	214	236
Total	$888	$949

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2019	$(1,403)	$(4)	$(16)	$(1,423)
Accumulated other comprehensive income (loss) before reclassifications	(180)	(56)	—	(236)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	—	4
Balance at March 31, 2020	$(1,583)	$(56)	$(16)	$(1,655)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2020				2019
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Cost of revenue	—	5	—	5	—	1	—	1
Tax effect	—	(1)	—	(1)	—	—	—	—
	$—	$4	$—	$4	$—	$1	$—	$1

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). For the three months ended March 31, 2020, a majority of these local currencies weakened against the U.S. dollar, resulting in other comprehensive loss of $180 million compared to other comprehensive income of $20 million for the three months ended March 31, 2019.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions they hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of: 1) changes in fair value of open derivatives ($-56 million during the three months ended March 31, 2020); and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period ($4 million during the three months ended March 31, 2020).

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Wellbore Technologies	$691	$807
Completion & Production Solutions	675	581
Rig Technologies	557	603
Eliminations	(40)	(51)
Total revenue	$1,883	$1,940

Operating profit (loss):
Wellbore Technologies	$(663)	19
Completion & Production Solutions	(1,013)	(35)
Rig Technologies	(202)	31
Eliminations and corporate costs	(72)	(63)
Total operating profit (loss)	$(1,950)	$(48)

Operating profit (loss)%:
Wellbore Technologies	(95.9%)	2.4%
Completion & Production Solutions	(150.1%)	(6.0%)
Rig Technologies	(36.3%)	5.1%
Total operating profit (loss)%	(103.6%)	(2.5%)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

	Three Months Ended
	March 31,
	2020	2019
Other items in operating profit:
Wellbore Technologies	$715	$(2)
Completion & Production Solutions	1,054	11
Rig Technologies	238	2
Eliminations and corporate costs	16	—
Total other items in operating profit	$2,023	$11

First quarter 2020 operating profit (loss) includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived  intangible and long-lived tangible assets ($1,891 million); inventory charges ($114 million); and, severance, facility closures and other items ($18 million). First quarter 2019 operating profit includes pre-tax charges for inventory, facility closure and other items ($11 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended March 31,
	2020					2019
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$361	$225	$77	$—	$663	$460	$269	$141	$—	$870
International	313	437	470	—	1,220	331	296	443	—	1,070
Eliminations	17	13	10	(40)	—	16	16	19	(51)	—
	$691	$675	$557	$(40)	$1,883	$807	$581	$603	$(51)	$1,940

Land	$529	$416	$151	$—	$1,096	$665	$405	$215	$—	$1,285
Offshore	145	246	396	—	787	126	160	369	—	655
Eliminations	17	13	10	(40)	—	16	16	19	(51)	—
	$691	$675	$557	$(40)	$1,883	$807	$581	$603	$(51)	$1,940

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $4 million for the three months ended March 31, 2020, primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,558 million. The Company expects to recognize approximately $937 million in revenue for the remaining performance obligations in 2020, and $2,621 million in 2021 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of net contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$643	$427
Provision	(4)	-
Billings	(84)	282
Revenue recognized	99	(233)
Currency translation adjustments and other	(15)	(6)
Balance at March 31, 2020	$639	$470

7.	Leases

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

Components of leases are as follows (in millions):

	March 31,	December 31,
	2020	2019
Current portion of lease liabilities:
Operating	$83	$84
Financing	32	30
Total	$115	$114

	March 31,	December 31,
	2020	2019
Long-term portion of lease liability:
Operating	$394	$424
Financing	252	$250
Total	$646	$674

8.Debt

Debt consists of (in millions):

	March 31,	December 31,
	2020	2019
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,089	$1,088
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	493	493
$0.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	399	399
Other debt	21	9
Total	$2,002	$1,989

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2020, the Company was in compliance with a debt-to-capitalization ratio of 29.2%.

Additionally, the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2020, the Company was in compliance.

The Company has a commercial paper program under which borrowings are classified as long-term since the program is supported by the $2.0 billion, five-year credit facility. At March 31, 2020, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility.

The Company had $524 million of outstanding letters of credit at March 31, 2020, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2020 and December 31, 2019, the fair value of the Company’s unsecured Senior Notes approximated $1,445 million and $1,947 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2020 and December 31, 2019, the carrying value of the Company’s unsecured Senior Notes approximated $1,981 million and $1,980 million, respectively.
9.	Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was 7.1% and 11.8%, respectively. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in 2020 and 2019. The change in the effective tax rate from 2019 to 2020 was impacted by a change in jurisdictional mix of income between the two periods and 2020 was negatively impacted by the impairment of nondeductible goodwill partially offset by an income tax benefit of $123 million from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. The Company anticipates filing a refund claim to carryback its 2019 United States net operating loss to its 2014 tax year which will result in a cash refund of $123 million.
10.	Stock-Based Compensation

The Company’s stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 28, 2019. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 20.2 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2018 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At March 31, 2020, 1,348,877 shares remain available for future grants under the 2018 Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting awards under the Plan.

On February 25, 2020, under the 2018 Plan, the Company granted 1,650,262 stock options with a fair value of $5.83 per option and an exercise price of $20.23 per share; 2,535,174 shares of restricted stock and restricted stock units with a fair value of $20.23 per share; and performance share awards to senior management employees with potential payouts varying from zero to 1,063,274 shares. The stock options vest over a three-year period from the grant date. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2020 performance share awards can be earned based on performance against two established goals over a three-year performance period. The performance share awards are divided into two independent parts that are subject to two separate performance metrics: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“National Oilwell Varco Value Added”) (return on capital metric) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period. The TSR portion of the performance share awards is subject to vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA shall be calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets.

Total stock-based compensation for all stock-based compensation arrangements under the Plan and the 2018 Plan was $27 million and $33 million for the three months ended March 31, 2020 and 2019, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements under the Plan was nil and $4 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Company had the following outstanding foreign currency forward contracts at March 31, 2020 (in millions):

	Currency Denomination
	March 31,		December 31,
Foreign Currency	2020		2019
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	5,232	NOK	5,377
Russian Ruble	RUB	1,274	RUB	1,012
U.S. Dollar	USD	536	USD	686
Mexican Peso	MXN	458	MXN	115
Euro	EUR	207	EUR	188
Japanese Yen	JPY	191	JPY	36
South African Rand	ZAR	124	ZAR	124
British Pound Sterling	GBP	38	GBP	20
Danish Krone	DKK	25	DKK	21
Singapore Dollar	SGD	18	SGD	42
Canadian Dollar	CAD	1	CAD	3

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

The Company expects $41 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($43) million and $4 million for the three months ended March 31, 2020 and 2019, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$7	$5	Accrued liabilities	$65	$18
Foreign exchange contracts	Other Assets	3	4	Other liabilities	21	2

Total derivatives designated as hedging instruments under ASC Topic 815		$10	$9		$86	$20

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$15	$8	Accrued liabilities	$32	$6
Foreign exchange contracts	Other Assets	2	1	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$17	$9		$32	$6

Total derivatives		$27	$18		$118	$26

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to Company	$(2,047)	$(77)
Denominator:
Basic—weighted average common shares outstanding	383	380
Dilutive effect of employee stock options and other
unvested stock awards	—	—
Diluted outstanding shares	383	380

Net loss attributable to Company per share:
Basic	$(5.34)	$(0.20)
Diluted	$(5.34)	$(0.20)

Cash dividends per share	$0.05	$0.05

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to Company allocated to these participating securities was immaterial for the three months ended March 31, 2020 and 2019 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 27 million shares and 21 million shares for each of the three months ended March 31, 2020 and 2019, respectively.

13.	Cash Dividends

On February 27, 2020, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share. The cash dividend was paid on March 27, 2020, to each stockholder of record on March 13, 2020. Cash dividends were $19 million for both the three months ended March 31, 2020 and 2019. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

14.	Asset Impairments

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

The Company tests intangible assets for impairment annually, or more frequently if events or circumstances indicate they could be impaired. Potential impairment indicators include, but are not limited to: a sustained increase in worldwide inventories of oil or gas,  sustained reductions in: worldwide oil and gas prices or drilling activity; the profitability or cash flow of oil and gas companies or drilling contractors; available financing or other capital for oil and gas companies or drilling contractors; the market capitalization of the Company or its customers; or, capital investments by drilling companies and oil and gas companies.

The unprecedented global oil and gas downturn that began in 2014 has repeatedly exhibited signs of recovery that subsequently faded. There have been three points when, in management’s judgement, based on the information available at the time, market factors, events and circumstances clearly indicated a fundamental shift to a more prolonged downturn and shallower recovery than had been expected.  As a result, management reduced its forecasts in the third quarter of 2016, the second quarter of 2019 and the first quarter of 2020. Forecasts were based on management’s judgement of the information management had at the time the forecast was made, which often included, but was not limited to: internally developed market intelligence and sales forecasts; formal and informal communications from customers and other industry participants about their economic outlook and spending plans; 3rd party industry analysts and information compilers and the reports and forecasts they publish; and, industry-specific and general global economic statistics, outlook and forecasts from Governmental  and other sources. These external sources assisted management in developing our views regarding forecasted rig counts and capital spending by our customers, among other matters.

During the first quarter of 2020 the widely publicized and discussed coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as whole economies ordered curtailed activity. Members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, met in early March to discuss additional production cuts to help stabilize prices, however, the group could not come to an agreement and production was instead increased into the already oversupplied market, decimating oil prices. The result was the Company’s stock price reaching a new low during the quarter and its market capitalization falling below its carrying value. West Texas Intermediate (WTI), a key benchmark for the US oil market, fell more than $40 per barrel from January 1, 2020 to March 31, 2020 (losing two thirds of its value in 90 days) to its lowest level in nearly two decades. As travel restrictions and government directives to shut down businesses increase, demand is expected to continue declining in the second quarter of 2020. Management reduced its forecast accordingly.

In the Company’s view, falling rig count levels in the first quarter and a depressed outlook provided evidence to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, which will further reduce levels of demand for capital equipment and oilfield services that the Company sells to its customers.  Also, due to the prolonged poor market conditions, capital availability to many of the Company’s customers became even more limited and is unlikely to improve near-term.  In management’s judgement the facts and circumstances including those described above constituted a triggering event in the first quarter which indicated the Company’s goodwill and other long-lived assets may be impaired.  The Company performed a detailed analysis under ASC 350, incorporating this refined outlook, which determined that the fair values were less than the respective carrying values for all of the Company’s business units (“Reporting Units”).

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

The discounted cash flow was based on management’s forecast of operating performance for each Reporting Unit. The two main assumptions used, which bear the risk of change and could impact the test result, include the forecast cash flow from operations from each of the Company’s Reporting Units and their respective weighted average cost of capital. The starting point for each of the Reporting Unit’s cash flow from operations was the detailed forecast, modified to incorporate our revised outlook, as appropriate. The Reporting Unit carrying values were adjusted based on the long-lived asset impairment assessment noted below. Cash flows beyond the plan or forecast were estimated using a terminal value calculation which incorporated historical and forecasted financial cyclical trends for each Reporting Unit and considered long-term earnings growth rates. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgement must be applied to determine whether credit changes are a short-term or long-term trend.

For the first quarter of 2020, the Company recorded $1,295 million in impairment charges to goodwill and $83 million in charges to indefinite-lived intangible assets.

Following the impairment charges, several Reporting Units did not have a fair value substantially in excess of their book value. Further deterioration of market conditions, in management’s judgement, beyond those incorporated into the extended forecast by management, will likely result in additional impairment charges.  The remaining goodwill balance for these Reporting Units at March 31, 2020 is as follows: Rig Equipment ($661 million), Marine Construction ($51 million), ReedHycalog ($124 million), M/D Totco ($32 million), Wellsite ($174 million), XL Systems ($64 million), Fiberglass Systems ($346 million), and Process and Flow Technologies ($63 million).

The Company has approximately $1.52  billion of goodwill, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$843	$1,054	$910	$2,807
Impairment	(517)	(580)	(198)	(1,295)
Additions	4	—	—	4
Currency translation adjustments and other	—	(1)	—	(1)
Balance at March 31, 2020(1)	$330	$473	$712	$1,515

(1)	Accumulated goodwill impairment was $7,261 million as of March 31, 2020.

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

The Company identifies its Reporting Units as individual asset groups. The carrying values of these asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of the asset is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach that requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil and gas prices, the general outlook for the global oil and gas industry, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts; collapse of spot and futures prices for oil and gas; significant deterioration of external financing for our customers; higher risk premiums or higher cost of equity; or any other significant adverse economic news could require a provision for impairment.

During the first quarter of 2020, the results of the Company's test for impairment of goodwill and indefinite-lived intangible assets, and the other negative market indicators described above, were a triggering event that indicated that its long-lived tangible assets and finite-lived intangible assets were impaired.

Impairment testing performed in the first quarter resulted in the determination that certain long-lived assets associated with most of the Company’s asset groups were not recoverable.  The estimated fair value of these asset groups was below the carrying value and as a result, during the first quarter of 2020, the Company recorded impairment charges of $209 million to customer relationships, patents, trademarks, tradenames, and other finite-lived intangible assets, $262 million to property, plant and equipment, and $42 million for right-of-use assets. Additionally, the Company recorded a $224 million impairment on its equity investment in unconsolidated affiliates.

The Company has approximately $534 million of identified intangible assets, by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$326	$275	$251	$852
Impairment	(78)	(214)	—	(292)
Additions	—	—	—	—
Amortization	(4)	(6)	(7)	(17)
Currency translation adjustments and other	(2)	(5)	(2)	(9)
Balance at March 31, 2020	$242	$50	$242	$534

At March 31, 2020, the Company’s Wellbore Technology segment recorded $71 million, Completion and Production Solutions recorded $221 million and Rig Technology reported $12 million of the total $304 million impairment related to property, plant and equipment and right-of-use assets.
15.	Commitments and Contingencies

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

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The Company maintains insurance that covers many of the claims arising from risks associated with the business activities of the Company, including claims for premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been enough to cover such risks. See Item 1A. Risk Factors.

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters arising from ordinary day-to-day business activities in which parties, including government authorities, assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: individual employment law claims, collective actions or class actions under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, environmental, product liability claims, warranty claims, personal injury claims arising from allegedly defective products, negligence or other theories of liability, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. For some contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company. As of December 31, 2019, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

As a result of the recent COVID-19 pandemic, the Company may be exposed to additional liabilities and risks. “Shelter-in-Place” orders in response to the COVID-19 pandemic have resulted in a severe slowdown in economic activity, and a sharp reduction in oil activity and a corresponding decline in demand for oil. This has and will lead to a sharp reduction in drilling activity in North America and reduction of activity internationally. The persistence of this supply/demand imbalance has caused oil prices to drop precipitously, to the lowest prices in decades.

As a result of these market conditions, demand for our products and services will decline. Our customers may attempt to cancel or delay projects, cancel contracts or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us.  Further, we have seen, and expect to see, an increasing number of energy companies filing bankruptcy. Our collection of receivables could be materially delayed and/or impaired.

The Company also may be exposed to liabilities resulting from operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force, from “shelter in place” orders around the world.  The Company’s ability to perform services could also be impaired and the Company could be exposed to liabilities resulting from interruption in its ability to perform due to limited manpower and travel restrictions.  These potential operational and service delays resulting from the COVID-19 pandemic could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify these risks, but the combination of these factors could have a material impact on our financial results.
16.	New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this update on January 1, 2020, with no material impact. The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of Trade Accounts Receivables, Contract Assets, Unbilled Accounts Receivables, and Long-Term Receivables.  The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2020, allowance for bad debts and contract assets totaled $138 million.

Recently Issued Accounting Standards

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

National Oilwell Varco, Inc. (the “Company”) is a leading independent provider of equipment and technology to the upstream oil and gas industry. The Company designs, manufactures and services a comprehensive line of drilling and well servicing equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. The Company also manufactures coiled tubing and high-pressure fiberglass and composite tubing and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2019, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition (See Note 6); allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2020, the Company generated a net loss of $2,047 million, compared to a net loss of $385 million in the fourth quarter of 2019 and a net loss of $77 million in the first quarter of 2019. Operating loss for the first quarter of 2020 was $1,950 million, compared to an operating loss of $349 million in the fourth quarter of 2019 and an operating loss of $48 million in the first quarter of 2019. First quarter 2020 Adjusted EBITDA was $178 million, compared to $288 million in the fourth quarter of 2019 and $140 million in the first quarter of 2019.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $691 million in the first quarter of 2020, a decrease of 10 percent from the fourth quarter of 2019 and a decrease of 14 percent from the first quarter of 2019. The sequential decline in revenue was primarily due to seasonality in international markets and lower drilling activity levels in North America. Operating loss was $663 million and included $715 million of other items. Adjusted EBITDA was $103 million.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $675 million in the first quarter of 2020, a decrease of 16 percent from the fourth quarter of 2019 and an increase of 16 percent from the first quarter of 2019.  Deteriorating conditions in the North American completions market, seasonality and logistical disruptions from COVID-19 related restrictions contributed to the sequential decrease in results. Operating loss was $1,013 million and included $1,054 million in other items. Adjusted EBITDA was $71 million.

New orders during the quarter totaled $335 million for the quarter, representing a book-to-bill of 81 percent when compared to the $416 million of orders shipped from backlog. Backlog for capital equipment orders for Completion & Production Solutions at March 31, 2020 was $1.19 billion.

Rig Technologies

Rig Technologies generated revenues of $557 million in the first quarter of 2020, a decrease of 27 percent from the fourth quarter of 2019 and a decrease of eight percent from the first quarter of 2019. Operating loss was $202 million and included $238 million of other items. Adjusted EBITDA was $56 million.  Revenues were impacted by lower sales of capital equipment and a decrease in aftermarket revenue, due in part to COVID-19-related disruptions.

New orders booked during the quarter totaled $146 million, representing a book-to-bill of 70 percent when compared to the $208 million of orders shipped from backlog. At March 31, 2020, backlog for capital equipment orders for Rig Technologies was $2.93 billion.

Oil & Gas Equipment and Services Market and Outlook

Following approximately two and a half years of steady improvements in oil prices and global drilling activity levels, commodity prices declined sharply during the fourth quarter of 2018 due to stronger than expected growth in U.S. oil production and concerns regarding the global economy.  As a result of reduced 2019 budgets, and despite a modest recovery in commodity prices, drilling activity levels in the U.S. declined throughout last year resulting in the first double digit percentage decrease in the average annual rig count since 2016. While the North American market deteriorated, the new-found capital austerity and fiscal discipline exhibited by U.S. operators along with declining production from underinvestment in overseas markets and rapidly growing demand for LNG inspired greater levels of confidence from international oil and gas companies.  The industry entered 2020 anticipating higher international and offshore activity levels would mostly offset the ongoing effects of capital austerity in the North American land marketplace, where a meaningful recovery was not expected before 2021.

During the first quarter of 2020, the widely publicized and discussed coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as whole economies ordered curtailed activity.  In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, met in early March to discuss additional production cuts to help stabilize prices. The group failed to reach an agreement, and production was instead increased into the already oversupplied market, decimating oil prices and rapidly filling worldwide oil storage facilities. OPEC+ eventually reached an agreement in April 2020 to reduce production, which had a muted effect on oil prices due to the belief that the cuts were significantly less than the demand destructions caused by COVID-19.  As a result, companies across the industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings.

Management expects industry activity levels and spending by customers to decrease throughout the remainder of 2020 as oil supplies continue to increase and demand destruction from COVID-19 remains.  NOV remains committed to streamlining operations and improving organizational efficiencies while continuing to focus on investing in innovative products and services, including environmentally friendly technologies, that are responsive to the longer-term needs of our customers.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2020 and 2019, and the fourth quarter of 2019 include the following:

				%	%
				1Q20	1Q20
	1Q20*	1Q19*	4Q19*	1Q19	4Q19
Active Drilling Rigs:
U.S.	784	1,046	821	-25.0%	(4.5%)
Canada	196	185	139	5.9%	41.0%
International	1,073	1,029	1,111	4.3%	(3.4%)
Worldwide	2,053	2,260	2,071	-9.2%	(0.9%)

West Texas Intermediate Crude Prices (per barrel)	$45.99	$54.83	$56.92	(16.1%)	(19.2%)

Natural Gas Prices ($/mmbtu)	$1.88	$2.87	$2.36	(34.5%)	(20.3%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2020, on a quarterly basis:

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased one percent, and the U.S. decreased five percent (from 821 to 784), in the first quarter of 2020 compared to the fourth quarter of 2019. The average per barrel price of West Texas Intermediate Crude Oil decreased 19 percent (from $56.92 per barrel to $45.99 per barrel) and natural gas prices decreased 20 percent (from $2.36 per mmbtu to $1.88 per mmbtu) in the first quarter of 2020 compared to the fourth quarter of 2019.

U.S. rig activity at April 17, 2020 was 529 rigs, decreasing 33 percent compared to the first quarter of 2020 average of 784 rigs. The price for West Texas Intermediate Crude Oil was at $18.27 per barrel at April 17, 2020, decreasing 60 percent from the first quarter of 2020 average. The price for natural gas was at $1.75 per mmbtu at April 17, 2020, decreasing seven percent from the first quarter of 2020 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Wellbore Technologies	$691	$807
Completion & Production Solutions	675	581
Rig Technologies	557	603
Eliminations	(40)	(51)
Total revenue	$1,883	$1,940

Operating profit (loss):
Wellbore Technologies	$(663)	19
Completion & Production Solutions	(1,013)	(35)
Rig Technologies	(202)	31
Eliminations and corporate costs	(72)	(63)
Total operating profit (loss)	$(1,950)	$(48)

Operating profit (loss)%:
Wellbore Technologies	(95.9%)	2.4%
Completion & Production Solutions	(150.1%)	(6.0%)
Rig Technologies	(36.3%)	5.1%
Total operating profit (loss)%	(103.6%)	(2.5%)

Wellbore Technologies

Three months ended March 31, 2020 and 2019. Revenue from Wellbore Technologies was $691 million for the three months ended March 31, 2020, compared to $807 million for the three months ended March 31, 2019, a decrease of $116 million or 14 percent.

Operating loss from Wellbore Technologies was $663 million for the three months ended March 31, 2020 compared to an operating profit of $19 million for the three months ended March 31, 2019, a decrease of $682 million primarily due to the impairment of certain assets.

Completion & Production Solutions

Three months ended March 31, 2020 and 2019. Revenue from Completion & Production Solutions was $675 million for the three months ended March 31, 2020, compared to $581 million for the three months ended March 31, 2019, an increase of $94 million or 16 percent.

Operating loss from Completion & Production Solutions was $1,013 million for the three months ended March 31, 2020 compared to $35 million for the three months ended March 31, 2019, a decrease of $978 million primarily due to the impairment of certain assets.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.19 billion at March 31, 2020, an increase of fourteen percent from backlog of $1.04 billion at March 31, 2019. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $957 million of revenue out of backlog for the remainder of 2020 and approximately $229 million of revenue out of backlog in 2021 and thereafter. At March 31, 2020, approximately 64 percent of the capital equipment backlog was for offshore products and approximately 85 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three months ended March 31, 2020 and 2019. Revenue from Rig Technologies was $557 million for the three months ended March 31, 2020, compared to $603 million for the three months ended March 31, 2019, a decrease of $46 million or eight percent.

Operating loss from Rig Technologies was $202 million for the three months ended March 31, 2020 compared to an operating profit of $31 million for the three months ended March 31, 2019, a decrease of $233 million primarily due to the impairment of certain assets.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.93 billion at March 31, 2020, a decrease of seven percent, from backlog of $3.14 billion at March 31, 2019. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately $530 million of revenue out of backlog for the remainder of 2020 and approximately $2.4 billion of revenue out of backlog in 2021 and thereafter. At March 31, 2020, approximately 28 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $72 million for the three months ended March 31, 2020, respectively, compared to $63 million for the three months ended March 31, 2019. This change is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $3 million for the three months ended March 31, 2020 compared to expenses of $18 million for the three months ended March 31, 2019. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was 7.1% and 11.8%, respectively. The Company established valuation allowances on deferred tax assets for losses and tax credits generated in 2020 and 2019. The change in the effective tax rate from 2019 to 2020 was impacted by a change in jurisdictional mix of income between the two periods and 2020 was negatively impacted by the impairment of nondeductible goodwill partially offset by an income tax benefit of $123 million from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. The Company anticipates filing a refund claim to carryback its 2019 United States net operating loss to its 2014 tax year which will result in a cash refund of $123 million.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Other items include impairment charges, inventory charges, severance accruals, and other restructuring costs.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2020	2019	2019
Operating profit (loss):
Wellbore Technologies	$(663)	$19	$(317)
Completion & Production Solutions	(1,013)	(35)	57
Rig Technologies	(202)	31	(23)
Eliminations and corporate costs	(72)	(63)	(66)
Total operating profit (loss)	$(1,950)	$(48)	$(349)

Other items:
Wellbore Technologies	$715	$(2)	$410
Completion & Production Solutions	1,054	11	13
Rig Technologies	238	2	114
Corporate	16	—	—
Total other items	$2,023	$11	$537

Depreciation & amortization:
Wellbore Technologies	$51	$100	$50
Completion & Production Solutions	30	52	26
Rig Technologies	20	23	21
Corporate	4	2	3
Total depreciation & amortization	$105	$177	$100

Adjusted EBITDA:
Wellbore Technologies	$103	$117	$143
Completion & Production Solutions	71	28	96
Rig Technologies	56	56	112
Eliminations and corporate costs	(52)	(61)	(63)
Total Adjusted EBITDA	$178	$140	$288

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$(2,047)	$(77)	$(385)
Noncontrolling interests	(2)	2	—
Provision (benefit) for income taxes	(156)	(10)	(46)
Interest expense	22	25	25
Interest income	(3)	(6)	(4)
Equity (income) loss in unconsolidated affiliate	233	—	7
Other (income) expense, net	3	18	54
Depreciation and amortization	105	177	100
Other items	2,023	11	537
Total Adjusted EBITDA	$178	$140	$288

Liquidity and Capital Resources

Overview

At March 31, 2020, the Company had cash and cash equivalents of $1,115 million and total debt of $2,002 million. At December 31, 2019, cash and cash equivalents were $1,171 million and total debt was $1,989 million. As of March 31, 2020, approximately $744 million of the $1,115 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility or utilize its commercial paper program.

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2020, the Company was in compliance with a debt-to-capitalization ratio of 29.2%.

At March 31, 2020, there were no commercial paper borrowings, and there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2020, the Company was in compliance.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions are recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows. During the quarter ended March 31, 2020 we sold accounts receivable of $45 million at a cost of approximately $0.2 million.

Our outstanding debt at March 31, 2020 was $2,002 million and consisted primarily of $399 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, $493 million in 3.60% Senior Notes, and lease liabilities of $646 million. The Company was in compliance with all covenants at March 31, 2020.

We had $524 million of outstanding letters of credit at March 31, 2020, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used by) operating activities	$39	$(38)
Net cash used in investing activities	(53)	(107)
Net cash used in financing activities	(43)	(20)

Significant sources and uses of cash during the first three months of 2020

•

Cash flows provided by operating activities was $39 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable), primarily related to strong collections on accounts receivable.

•	Capital expenditures were $68 million.
•	We paid $19 million in dividends to shareholders.

Oil and Gas Market Downturn and COVID-19 Pandemic

Since the oil and gas market downturn began in late 2014 the Company has maintained a continuous process of actively managing its strategy, structure and resources to the changing market conditions and new realities.  The Company has closed or realigned hundreds of facilities, reduced headcount, sharply lowered costs, cut capital expenditure budgets and reviewed all product lines for acceptable returns in the evolved market.  Additionally, the Company has proactively reduced the balances and extended the maturity profile of its debt.  In the fall of 2019, the Company retired $1 billion of notes due 2022 for cash, issued $500 million of notes due 2029 and extended the maturity of its undrawn credit facility to 2024.  While aggressively matching size and spend to the market, and protecting its balance sheet, the Company has continued investing in new products and technologies that enable its customers to improve their operational efficiencies.

When the COVID-19 global pandemic and OPEC+ actions further depressed oil prices and industry activity beginning in March of 2020, the Company’s prior prudent actions helped ensure adequate available liquidity resources.  Management intends to continue managing the business to the market realities to ensure the Company’s access to capital remains sufficient. – See Item 1A Risk Factors.

Other

The effect of the change in exchange rates on cash flows was an increase of $1 million and $8 million for the first three months of 2020 and 2019, respectively.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

We may pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the revolving credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

New Accounting Pronouncements

See Note 16 for recently adopted and recently issued accounting standards.

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded no foreign exchange loss in our income statement for the first three months of 2020, compared to approximately $9 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $234 million and translation exposures totaling $79 million as of March 31, 2020 excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $18 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $8 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2020, long term borrowings consisted of $399 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, $493 million in 3.60% Senior Notes. At March 31, 2020, there were no commercial paper borrowings and no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

As a result of the recent COVID-19 pandemic, the Company may be exposed to additional liabilities and risks created by this unprecedented crisis. The COVID-19 pandemic has resulted in unprecedented governmental actions ordering citizens in the United States and countries around the world to “shelter in place,” and issuing “stay at home orders,” which curtail travel and commerce. In the United States alone, over 26 million have filed for unemployment benefits during the sharp decline in economic activity resulting from governmental orders.

Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020.  Physical markets have been distressed as spot prices have been negatively impacted by the lack of available storage capacity. While OPEC+ agreed in April to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future.

The forced shutdown of economic activity, has directly affected our business and has exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and sharply reduced oil and natural gas prices. Demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.

The nature, scale, and scope of the above-described events combined with the uncertain duration and extent of governmental actions prevent us from identifying all potential risks to our business. We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

•	Disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;
•	Customers may attempt to cancel of delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased on delayed demand for our products and services;
•	Customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•	A credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;
•	A need to preserve liquidity, which could result in a reduction or suspension of our quarterly dividend or a delay or change in our capital investment plan;
•	Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•	Liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting its work force or facility closures resulting from the COVID-10 pandemic;
•	Liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;
•	Other contractual or other legal claims from our customers resulting from the COVID-19 pandemic;
•	Costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases; and,
•	Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased(2) under the plans or programs*
January 1 through January 31, 2020	—	—	—	$500,000
February 1 through February 29, 2020	817	$20.50	—	500,000
March 1 through March 31, 2020	—	—	—	500,000
Total (1)	817	$20.50	—

*Amounts in thousands

(1)

The 817 thousand shares listed as “purchased” during 2020 were withheld from employee’s vesting restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

(2)

Management was authorized, until November 6, 2021, to repurchase up to $500 million of the Company’s common stock, subject to certain financial performance metrics.  This program was canceled on April 9th, 2020.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 32.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

4.1	Description of Securities (12)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(2)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (4)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (11)

10.15	Form on Restricted Stock Agreement (2019) (11)

10.16	Form of Performance Award Agreement (2019) (11)

10.17	Form of Performance Award Agreement (2020)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2019.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017.

(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2019.

(5)	Filed as Appendix I to our Proxy Statement filed on April 15, 2019.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2017.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

(11)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.

(12)	Filed as an Exhibit to our Annual Report on Form 10-K filed on February 13, 2020.

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

Date: April 28, 2020	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)