Form 10-Q
period 2020-06-30
NATIONAL OILWELL VARCO INC
filed 2020-07-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 17, 2020 the registrant had 388,283,695 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,447	$1,171
Receivables, net	1,502	1,855
Inventories, net	1,929	2,197
Contract assets	508	643
Prepaid and other current assets	204	247
Total current assets	5,590	6,113
Property, plant and equipment, net	2,010	2,354
Lease right-of-use assets, operating	398	444
Lease right-of-use assets, financing	207	230
Goodwill	1,493	2,807
Intangibles, net	525	852
Investment in unconsolidated affiliates	66	282
Other assets	158	67
Total assets	$10,447	$13,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$556	$715
Accrued liabilities	815	949
Contract liabilities	408	427
Current portion of lease liabilities	115	114
Accrued income taxes	60	42
Total current liabilities	1,954	2,247
Lease liabilities	637	674
Long-term debt	2,029	1,989
Deferred income taxes	71	140
Other liabilities	223	253
Total liabilities	4,914	5,303
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 388,265,636 and 385,886,682 shares issued and outstanding at June 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	8,543	8,507
Accumulated other comprehensive loss	(1,613)	(1,423)
Retained earnings (deficit)	(1,474)	690
Total Company stockholders' equity	5,460	7,778
Noncontrolling interests	73	68
Total stockholders’ equity	5,533	7,846
Total liabilities and stockholders’ equity	$10,447	$13,149

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$1,496	$2,132	$3,379	$4,072
Cost of revenue	1,359	2,070	3,018	3,754
Gross profit	137	62	361	318
Selling, general and administrative	237	417	520	721
Goodwill and indefinite-lived intangible asset impairment	—	3,186	1,378	3,186
Long-lived asset impairment	—	2,187	513	2,187
Operating loss	(100)	(5,728)	(2,050)	(5,776)
Interest and financial costs	(22)	(25)	(44)	(50)
Interest income	2	6	5	12
Equity loss in unconsolidated affiliates	(6)	(2)	(239)	(2)
Other income (expense), net	(8)	(8)	(11)	(26)
Loss before income taxes	(134)	(5,757)	(2,339)	(5,842)
Provision (benefit) for income taxes	(47)	(373)	(203)	(383)
Net loss	(87)	(5,384)	(2,136)	(5,459)
Net loss attributable to noncontrolling interests	6	5	4	7
Net loss attributable to Company	$(93)	$(5,389)	$(2,140)	$(5,466)

Net loss attributable to Company per share:
Basic	$(0.24)	$(14.11)	$(5.57)	$(14.35)
Diluted	$(0.24)	$(14.11)	$(5.57)	$(14.35)

Cash dividends per share	$-	$0.05	$0.05	$0.10

Weighted average shares outstanding:
Basic	385	382	384	381
Diluted	385	382	384	381

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(87)	$(5,384)	$(2,136)	$(5,459)
Currency translation adjustments	9	18	(171)	38
Changes in derivative financial instruments, net of tax	33	3	(19)	7
Comprehensive loss	(45)	(5,363)	(2,326)	(5,414)
Comprehensive income attributable to noncontrolling interest	6	5	4	7
Comprehensive loss attributable to Company	$(51)	$(5,368)	$(2,330)	$(5,421)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,136)	$(5,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187	331
Provision for inventory losses	152	327
Deferred income taxes	(64)	(369)
Equity loss in unconsolidated affiliates	239	2
Goodwill and indefinite-lived intangible asset impairment	1,378	3,186
Long-lived asset impairment	513	2,187
Other, net	71	73
Change in operating assets and liabilities, net of acquisitions:
Receivables	356	144
Inventories	123	(193)
Contract assets	127	(20)
Prepaid and other current assets	42	(29)
Accounts payable	(160)	(33)
Accrued liabilities	(174)	(172)
Contract liabilities	(20)	(3)
Income taxes payable	18	(66)
Other assets/liabilities, net	(235)	(17)
Net cash provided by (used in) operating activities	417	$(111)

Cash flows from investing activities:
Purchases of property, plant and equipment	(124)	(97)
Business acquisitions, net of cash acquired	—	(65)
Other	13	6
Net cash used in investing activities	$(111)	$(156)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	25	—
Cash dividends paid	(19)	(38)
Other	(33)	(1)
Net cash used in financing activities	(27)	(39)
Effect of exchange rates on cash	(3)	—
Increase (decrease) in cash and cash equivalents	276	(306)
Cash and cash equivalents, beginning of period	1,171	1,427
Cash and cash equivalents, end of period	$1,447	$1,121

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$42	$41
Income taxes	$(63)	$70

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	(2,047)	(2,047)	(2)	(2,049)
Other comprehensive loss	—	—	(232)	—	(232)	—	(232)
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standard	—	—	—	(5)	(5)	—	(5)
Noncontrolling interest	—	—	—	—	—	2	2
Stock-based compensation	—	27	—	—	27	—	27
Withholding taxes	—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2020	$4	$8,516	$(1,655)	$(1,381)	$5,484	$68	$5,552
Net income (loss)	—	—	—	(93)	(93)	6	(87)
Other comprehensive income	—	—	42	—	42	—	42
Noncontrolling interest	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	27	—	—	27	—	27
Balance at June 30, 2020	$4	$8,543	$(1,613)	$(1,474)	$5,460	$73	$5,533

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net loss	—	—	—	(77)	(77)	2	(75)
Other comprehensive income	—	—	24	—	24	—	24
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	3	3
Stock-based compensation	—	33	—	—	33	—	33
Common stock issued	—	3	—	—	3	—	3
Withholding taxes	—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2019	$4	$8,408	$(1,413)	$6,766	$13,765	$75	$13,840
Net income	—	—	—	(5,389)	(5,389)	5	(5,384)
Other comprehensive income	—	—	21	—	21	—	21
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	32	—	—	32	—	32
Common stock issued	—	1	—	—	1	—	1
Balance at June 30, 2019	$4	$8,441	$(1,392)	$1,358	$8,411	$76	$8,487

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of National Oilwell Varco, Inc. (“NOV” or “the Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.

In management’s opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2020	2019
Raw materials and supplies	$478	$577
Work in process	334	364
Finished goods and purchased products	1,860	2,099
	2,672	3,040
Less: Inventory reserve	(743)	(843)
Total	$1,929	$2,197

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2020	2019
Compensation	$158	$270
Vendor costs	110	121
Taxes (non-income)	109	112
Warranties	84	90
Insurance	58	57
Fair value of derivatives	49	24
Interest	7	8
Other	240	267
Total	$815	$949

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2019	$(1,403)	$(4)	$(16)	$(1,423)
Accumulated other comprehensive income (loss) before reclassifications	(171)	(33)	—	(204)
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	—	14
Balance at June 30, 2020	$(1,574)	$(23)	$(16)	$(1,613)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2020				2019
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$2	$—	$2	$—	$1	$—	$1
Cost of revenue	—	10	—	10	—	2	—	2
Tax effect	—	(2)	—	(2)	—	(1)	—	(1)
	$—	$10	$—	$10	$—	$2	$—	$2

	Six Months Ended June 30,
	2020				2019
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$2	$—	$2	$—	$1	$—	$1
Cost of revenue	—	15	—	15	—	3	—	3
Tax effect	—	(3)	—	(3)	—	(1)	—	(1)
	$—	$14	$—	$14	$—	$3	$—	$3

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). The Company recorded income of $9 million and a loss of $171 million for the three and six months ended June 30, 2020, respectively and income of $18 million and $38 million for the three and six months ended June 30, 2019, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of $23 million and ($33) million during the three and six months ended June 30, 2020; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period ($10 million and $14 million during the three and six months ended June 30, 2020).

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Wellbore Technologies	$442	$850	$1,133	$1,657
Completion & Production Solutions	611	663	1,286	1,244
Rig Technologies	476	671	1,033	1,274
Eliminations	(33)	(52)	(73)	(103)
Total revenue	$1,496	$2,132	$3,379	$4,072

Operating profit (loss):
Wellbore Technologies	$(67)	(3,295)	$(730)	$(3,276)
Completion & Production Solutions	42	(1,932)	(971)	(1,967)
Rig Technologies	(25)	(422)	(227)	(391)
Eliminations and corporate costs	(50)	(79)	(122)	(142)
Total operating profit (loss)	$(100)	$(5,728)	$(2,050)	$(5,776)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Other Significant Items:
Wellbore Technologies	$62	$3,345	$777	$3,343
Completion & Production Solutions	12	1,939	1,066	1,950
Rig Technologies	20	474	258	476
Eliminations and corporate costs	8	11	24	11

Second quarter 2020 operating profit (loss) includes pre-tax charges for severance, inventory impairments, facility closures and other items ($102 million).  First quarter 2020 operating profit (loss) includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($1,891 million); inventory charges ($114 million); and, severance, facility closures and other items ($18 million).

Second quarter 2019 operating profit (loss) includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($5,373 million); inventory charges ($302 million); a Voluntary Early Retirement Program ($89 million); and, severance, facility closures and other items ($5 million). First quarter 2019 operating profit includes pre-tax charges for severance, facility closures and other items ($11 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended June 30,
	2020					2019
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$183	$181	$53	$—	$417	$461	$282	$127	$—	$870
International	246	419	414	—	1,079	375	364	523	—	1,262
Eliminations	13	11	9	(33)	—	14	17	21	(52)	—
	$442	$611	$476	$(33)	$1,496	$850	$663	$671	$(52)	$2,132

Land	$296	$345	$113	$—	$754	$679	$456	$171	$—	$1,306
Offshore	133	255	354	—	742	157	190	479	—	826
Eliminations	13	11	9	(33)	—	14	17	21	(52)	—
	$442	$611	$476	$(33)	$1,496	$850	$663	$671	$(52)	$2,132

	Six Months Ended June 30,
	2020					2019
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$544	$406	$130	$—	$1,080	$921	$551	$268	$—	$1,740
International	559	856	884	—	2,299	706	660	966	—	2,332
Eliminations	30	24	19	(73)	—	30	33	40	(103)	—
	$1,133	$1,286	$1,033	$(73)	$3,379	$1,657	$1,244	$1,274	$(103)	$4,072

Land	$825	$761	$264	$—	$1,850	$1,344	$861	$386	$—	$2,591
Offshore	278	501	750	—	1,529	283	350	848	—	1,481
Eliminations	30	24	19	(73)	—	30	33	40	(103)	—
	$1,133	$1,286	$1,033	$(73)	$3,379	$1,657	$1,244	$1,274	$(103)	$4,072

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $8 million for the three months ended June 30, 2020 primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,919 million. The Company expects to recognize approximately $591 million in revenue for the remaining performance obligations in 2020 and $3,328 million in 2021 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$643	$427
Provision	(4)	—
Billings	(373)	598
Revenue recognized	253	(609)
Currency translation adjustments and other	(11)	(8)
Balance at June 30, 2020	$508	$408

7.	Leases

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2020	2019
Current portion of lease liabilities:
Operating	$84	$84
Financing	31	30
Total	$115	$114

	June 30,	December 31,
	2020	2019
Long-term portion of lease liability:
Operating	$391	$424
Financing	246	$250
Total	$637	$674

8.	Debt

Debt consists of (in millions):

	June 30,	December 31,
	2020	2019
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,089	$1,088
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	493	493
$0.4 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	399	399
Other debt	48	9
Total	$2,029	$1,989

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2020, the Company was in compliance with a debt-to-capitalization ratio of 29.4% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2020, the Company was in compliance. Other debt at June 30, 2020 included $17 million on the books of consolidated joint ventures due to the minority interest partner.

The Company had $524 million of outstanding letters of credit at June 30, 2020, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2020 and December 31, 2019, the fair value of the Company’s unsecured Senior Notes approximated $1,833 million and $1,947 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At June 30, 2020 and December 31, 2019, the carrying value of the Company’s unsecured Senior Notes approximated $1,981 million and $1,980 million, respectively.
9.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2020 was 35.1% and 8.7%, respectively, compared to 6.5% and 6.6% for the same periods in 2019. The company’s 2019 and 2020 effective tax rates are negatively impacted by incremental valuation allowances primarily on net operating loss and tax attributes available in those years and the impairment of nondeductible goodwill.  Furthermore, the Company revised its estimated income tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. The Company recorded an income tax benefit of $123 million in the three months ended March 31, 2020 in anticipation of filing a refund claim to carryback its 2019 United States net operating loss to its 2014 tax year.  The Company refined its estimated income tax benefit during the three months ended June 30, 2020, resulting in a reduction to the income tax benefit from $123 million to $100 million.  The Company received a cash refund of $94 million in June 2020 and anticipates receiving an additional refund upon the filing of the final 2019 United States income tax return and final net operating loss carryback claim to 2014.  The Company will complete these computations during the three months ended September 30, 2020.  In addition, the effective tax rate in the three months and six months ended June 30, 2020 was favorably impacted by an income tax benefit of $90 million related to the Company’s decision to amend its 2016 United States income tax return in order to deduct foreign taxes paid rather than to claim foreign tax credits which would carryforward and be expected to expire unused in 2026.  The resulting net operating loss in 2016 will be carried back to the Company’s 2014 tax return and will result in a net income tax refund of $90 million.  The income tax receivable of $90 million is recorded in Other Assets on the balance sheet as the Company believes the refund will not be received within twelve months.
10.	Stock-Based Compensation

On May 20, 2020, the Company granted 99,696 restricted stock awards with a fair value of $13.00 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total expense for all stock-based compensation arrangements was $28 million and $55 million for the three and six months ended June 30, 2020, respectively and $30 million and $63 million for the three and six months ended June 30, 2019, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements was nil for the three and six months ended June 30, 2020 and $4 million and $8 million for the three and six months ended June 30, 2019, respectively.

11.	Derivative Financial Instruments

The Company uses forward currency contracts to manage the foreign currency exchange rate risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedge). The Company also executes forward currency contracts to manage the foreign currency exchange rate risk on recognized nonfunctional currency monetary accounts (non-designated hedge).

The fair value of these derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date.

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2020		2019
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	4,873	NOK	5,377
Russian Ruble	RUB	1,042	RUB	1,012
U.S. Dollar	USD	419	USD	686
Mexican Peso	MXN	407	MXN	115
Euro	EUR	207	EUR	188
Japanese Yen	JPY	191	JPY	36
South African Rand	ZAR	124	ZAR	124
British Pound Sterling	GBP	38	GBP	20
Singapore Dollar	SGD	16	SGD	42
Danish Krone	DKK	8	DKK	21
Canadian Dollar	CAD	1	CAD	3

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

The Company expects $15 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was $5 million and ($38) million for the three and six months ended June 30, 2020, respectively, and ($7) million and ($3) million for the three and six months ended June 30, 2019, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$3	$5	Accrued liabilities	$35	$18
Foreign exchange contracts	Other Assets	5	4	Other liabilities	7	2

Total derivatives designated as hedging instruments under ASC Topic 815		$8	$9		$42	$20

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$6	$8	Accrued liabilities	$14	$6
Foreign exchange contracts	Other Assets	1	1	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$7	$9		$14	$6

Total derivatives		$15	$18		$56	$26

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Company	$(93)	$(5,389)	$(2,140)	$(5,466)
Denominator:
Basic—weighted average common shares outstanding	385	382	384	381
Dilutive effect of employee stock options and other
unvested stock awards	—	—	—	—
Diluted outstanding shares	385	382	384	381

Net loss attributable to Company per share:
Basic	$(0.24)	$(14.11)	$(5.57)	$(14.35)
Diluted	$(0.24)	$(14.11)	$(5.57)	$(14.35)

Cash dividends per share	$—	$0.05	$0.05	$0.10

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to Company allocated to participating securities was immaterial for each of the three and six months ended June 30, 2020 and 2019, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 28 million shares for the three and six months ended June 30, 2020, respectively, compared to 25 million and 21 million shares for each of the three and six months ended June 30, 2019, respectively.
13.	Cash Dividends

Cash dividends were nil and $19 million for the three and six months ended June 30, 2020 compared to $19 million and $38 million for the three and six months ended June 30, 2019. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

During the first quarter of 2020 the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as whole economies ordered curtailed activity. Members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, increased production into the already oversupplied market, decimating oil prices. The result was the Company’s stock price reaching a new low during the quarter and its market capitalization falling below its carrying value. West Texas Intermediate (WTI), a key benchmark for the US oil market, fell more than $40 per barrel from January 1, 2020 to March 31, 2020 (losing two thirds of its value in 90 days) to its lowest level in nearly two decades. As travel restrictions and government directives to shut down businesses increased, demand was expected to continue declining in the second quarter of 2020. Management reduced its forecast accordingly.

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

Following the impairment charges, several Reporting Units did not have a fair value substantially in excess of their book value. Further deterioration of market conditions, in management’s judgement, beyond those incorporated into the extended forecast by management, will likely result in additional impairment charges.  The remaining goodwill balance for these Reporting Units at June 30, 2020 is as follows: Rig Equipment ($661 million), Marine Construction ($51 million), ReedHycalog ($124 million), M/D Totco ($10 million), Wellsite ($174 million), XL Systems ($64 million), Fiberglass Systems ($346 million), and Process and Flow Technologies ($63 million).

At June 30, 2020, the Company has approximately $1.49 billion of goodwill, by segment, as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$843	$1,054	$910	$2,807
Impairment	(517)	(580)	(198)	(1,295)
Additions	4	—	—	4
Currency translation adjustments and other	(22)	(1)	—	(23)
Balance at June 30, 2020	$308	$473	$712	$1,493

Accumulated goodwill impairment was $7,261 million at June 30, 2020.

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

The Company has approximately $525 million of identified intangible assets, by segment, as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$326	$275	$251	$852
Impairment	(78)	(214)	—	(292)
Additions	—	—	—	—
Amortization	(6)	(7)	(14)	(27)
Currency translation adjustments and other	(3)	(4)	(1)	(8)
Balance at June 30, 2020	$239	$50	$236	$525

15.	Commitments and Contingencies

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters arising from ordinary day-to-day business activities in which parties, including government authorities, assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: individual employment law claims, collective actions or class actions under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, environmental, product liability claims, warranty claims, personal injury claims arising from allegedly defective products, negligence or other theories of liability, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. For some contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company. As of June 30, 2020, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgement concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.  In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of trade secrets and confidential information, patents and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and difficulty in predicting the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could materially and adversely impact our financial performance.

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

The Company is exposed to customs and regulatory risk in the countries in which we do business or to which we transport goods. For example, the effects of the United Kingdom’s withdrawal from the European Union, known as Brexit, may have a negative impact on our results from operations. Uncertainty concerning the legal and regulatory risks of Brexit, include: (i) supply chain risks resulting from lack of trade agreements, potential changes in customs administrations or tariffs; (ii) revenue risk, loss of customers or increased costs; (iii) delays in delivery of materials to the Company or delay in delivery by the Company; and (iv) the need for renegotiation of agreements; and other business disruptions. In addition, trade regulations and laws may adversely impact our ability to do business in certain countries, e.g.: Iran, Syria, Russia, China and Venezuela. Such trade regulations can be complex and present compliance challenges which could result in future liabilities.

As a result of the recent COVID-19 pandemic, the Company may be exposed to additional liabilities and risks. “Shelter-in-Place” and other governmental orders and restrictions in response to the COVID-19 pandemic have resulted in a severe slowdown in economic activity, and a sharp reduction in oil activity and a corresponding decline in demand for oil. This has and will lead to a sharp reduction in drilling activity in North America and reduction of activity internationally. The persistence of this supply/demand imbalance caused oil prices to drop precipitously, to the lowest prices in decades. The COVID-19 pandemic continues to adversely impact many jurisdictions and continues to disrupt normal economic activities. As a result, the demand for energy continues to be constrained with continued adverse consequences for our customers and for the Company.

As a result of these market conditions, demand for our products and services has declined. Our customers may attempt to cancel or delay projects, cancel contracts or may invoke force majure clauses. Our customers may also seek to delay or may default on their payments to us.  Further, we have seen, and expect to see, an increasing number of energy companies filing bankruptcy. Our collection of receivables could be materially delayed and/or impaired.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this update on January 1, 2020, with no material impact. The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of Trade Accounts Receivables, Contract Assets, Unbilled Accounts Receivables, and Long-Term Receivables.  The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2020, allowance for bad debts and contract assets totaled $117 million.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” This ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  Management is currently assessing the impact of adopting ASU 2020-04 on the company’s financial position, results of operations and cash flows.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2020, the Company generated revenues of $1.50 billion, compared to $1.88 billion for the first quarter of 2020 and $2.13 billion for the second quarter of 2019. Operating loss for the second quarter of 2020 was $100 million, and net loss was $93 million. Operating loss and net loss include non-cash, pre-tax charges (“other items”, see Other Corporate Items for additional detail) of $102 million. Adjusted EBITDA (operating profit excluding depreciation, amortization, and other items) decreased $94 million sequentially to $84 million, or 5.6 percent of sales. Other items included inventory charges, impairment charges, severance accruals, and restructuring costs.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $442 million in the second quarter of 2020, a decrease of 36 percent from the first quarter of 2020 and a decrease of 48 percent from the second quarter of 2019. The sequential decline in revenue was driven primarily by the severe fall in global drilling activity, particularly in North America and Latin America. Operating loss was $67 million, or -15.2 percent of sales, and included $62 million of other items. Adjusted EBITDA decreased 59 percent sequentially to $42 million, or 9.5 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $611 million in the second quarter of 2020, a decrease of nine percent from the first quarter of 2020 and a decrease of eight percent from the second quarter of 2019. Operating profit was $42 million, or 6.9 percent of sales, and included $12 million in other items. Deteriorating conditions in the global completions market and logistical disruptions from COVID-19-related restrictions were partially offset by strong execution on existing backlog. Adjusted EBITDA decreased four percent sequentially to $68 million, or 11.1 percent of sales.

New orders booked during the quarter totaled $196 million, representing a book-to-bill of 51 percent when compared to the $388 million of orders shipped from backlog. At June 30, 2020, backlog for capital equipment orders for Completion & Production Solutions was $1.0 billion.

Rig Technologies

Rig Technologies generated revenues of $476 million in the second quarter of 2020, a decrease of 15 percent from the first quarter of 2020 and a decrease of 29 percent from the second quarter of 2019. Operating loss was $25 million, or -5.3 percent of sales, and included $20 million of other items. Adjusted EBITDA decreased 75 percent sequentially to $14 million, or 2.9 percent of sales. Declining global rig activity combined with COVID-19-related logistics issues, which were particularly acute in the aftermarket business, drove the sequential decline in revenue and profitability.

New orders booked during the quarter totaled $74 million, representing a book-to-bill of 34 percent when compared to the $219 million of orders shipped from backlog. At June 30, 2020, backlog for capital equipment orders for Rig Technologies was $2.79 billion.

Oil & Gas Equipment and Services Market and Outlook

Following approximately two and a half years of steady improvements in oil prices and global drilling activity levels, prices declined sharply during the fourth quarter of 2018 due to stronger than expected growth in U.S. production and concerns regarding the global economy.  As a result of reduced budgets, and despite a modest recovery in commodity prices, drilling activity levels in the U.S. declined throughout 2019 resulting in the first double digit percentage decrease in the average annual rig count since 2016. While the North American market deteriorated, the new-found capital austerity and fiscal discipline exhibited by U.S. operators along with declining production from underinvestment in overseas markets and rapidly growing demand for LNG inspired greater levels of confidence from international oil and gas companies.  The industry entered 2020 anticipating higher international and offshore activity levels would mostly offset the ongoing effects of capital austerity in the North American land marketplace, where a meaningful recovery was not expected before 2021.

During the first quarter of 2020, the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as whole economies ordered curtailed activity.  In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, increased production into the already oversupplied market, decimating oil prices and rapidly filling worldwide storage facilities. In April 2020, OPEC+ began to reduce production, which had a muted positive effect on oil prices due to market concerns that the cuts were significantly less than the demand destructions caused by COVID-19.  As a result, companies across the industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings. The COVID-19 virus continued to spread during the second quarter of 2020, extending depressed demand, uncertainty and spending constraint by the entire oil and gas industry even as oil prices recovered and appeared to stabilize near $40 bbl.

In response to the economic destruction caused by the COVID-19 pandemic, many governments implemented stimulus programs to aid individuals and businesses. The size, method and effectiveness of these programs varies greatly and, although generally helpful to the target economies, they have not fully restored prior levels of demand for oil and gas.

Management expects industry activity levels and spending by customers to remain depressed throughout the remainder of 2020 as demand destruction from COVID-19 continues.  NOV remains committed to streamlining operations and improving organizational efficiencies while focusing on investing in innovative products and services, including environmentally friendly technologies, that are responsive to the longer-term needs of our customers.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2020 and 2019, and the first quarter of 2020 include the following:

				%	%
				2Q20	2Q20
	2Q20*	2Q19*	1Q20*	2Q19	1Q20
Active Drilling Rigs:
U.S.	396	989	784	(60.0%)	(49.5%)
Canada	25	83	196	(69.9%)	(87.2%)
International	834	1,138	1,073	(26.7%)	(22.3%)
Worldwide	1,255	2,210	2,053	(43.2%)	(38.9%)

West Texas Intermediate Crude Prices (per barrel)	$27.81	$59.78	$45.99	(53.5%)	(39.5%)

Natural Gas Prices ($/mmbtu)	$1.67	$2.51	$1.88	(33.5%)	(11.2%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2020, on a quarterly basis:

Industry Trends Rig Counts and Oil Prices Total Number of Rigs 4,000 3,500 3,000 2,500 2,000 1,500 1,000 500 $140.00 $120.00 $100.00 $80.00 $60.00 $40.00 $20.00 $ West Texas Int. (Price per Barrel) 2Q18 3Q18 4Q18 1Q19 2Q19 3Q19 4Q19 1Q20 2Q20 Total Rings 2,110 2,262 2,260 2,260 2,210 2,197 2,071 2,053 1,255 Canada 105 208 177 185 83 132 139 196 25 US 1,037 1,051 1,072 1,046 989 920 821 784 396 International 968 1,003 1,011 1,029 1,138 1,145 1,111 1,073 834 W.TX Int. ($) $68.03 $69.76 $59.08 $54.83 $59.78 $56.37 $56.92 $45.99 $27.81

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 39 percent (from 2,053 to 1,255), and the U.S. decreased 49 percent (from 784 to 396), in the second quarter of 2020 compared to the first quarter of 2020. The average per barrel price of West Texas Intermediate Crude Oil decreased 40 percent (from $45.99 per barrel to $27.81 per barrel) and natural gas prices decreased 11 percent (from $1.88 per mmbtu to $1.67 per mmbtu) in the second quarter of 2020 compared to the first quarter of 2020.

At July 17, 2020, there were 285 rigs actively drilling in North America, which decreased 32 percent from the second quarter average of 421 rigs. The price for West Texas Intermediate Crude Oil was $40.59 per barrel at July 17, 2020, an increase of 46 percent from the second quarter of 2020 average. The price for natural gas was $1.72 per mmbtu at July 17, 2020, an increase of three percent from the second quarter of 2020 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Wellbore Technologies	$442	$850	$1,133	$1,657
Completion & Production Solutions	611	663	1,286	1,244
Rig Technologies	476	671	1,033	1,274
Eliminations	(33)	(52)	(73)	(103)
Total revenue	$1,496	$2,132	$3,379	$4,072

Operating profit (loss):
Wellbore Technologies	$(67)	(3,295)	$(730)	$(3,276)
Completion & Production Solutions	42	(1,932)	(971)	(1,967)
Rig Technologies	(25)	(422)	(227)	(391)
Eliminations and corporate costs	(50)	(79)	(122)	(142)
Total operating profit (loss)	$(100)	$(5,728)	$(2,050)	$(5,776)

Wellbore Technologies

Three and six months ended June 30, 2020 and 2019. Revenue from Wellbore Technologies was $442 million for the three months ended June 30, 2020, compared to $850 million for the three months ended June 30, 2019, a decrease of $408 million or 48 percent. For the six months ended June 30, 2020, revenue from Wellbore Technologies was $1,133 million compared to $1,657 million for the six months ending June 30, 2019, a decrease of $524 million or 32 percent.

Operating loss from Wellbore Technologies was $67 million for the three months ended June 30, 2020 compared to $3,295 million for the three months ended June 30, 2019, an increase of $3,228 million. For the six months ended June 30, 2020, operating loss from Wellbore Technologies was $730 million compared to $3,276 million for the six months ending June 30, 2019, an increase of $2,546 million primarily due to the impairment of certain assets.

Completion & Production Solutions

Three and six months ended June 30, 2020 and 2019. Revenue from Completion & Production Solutions was $611 million for the three months ended June 30, 2020, compared to $663 million for the three months ended June 30, 2019, a decrease of $52 million dollars or eight percent. For the six months ended June 30, 2020, revenue from Completion & Production Solutions was $1,286 million compared to $1,244 million for the six months ending June 30, 2019, an increase of $42 million or three percent.

Operating profit from Completion & Production Solutions was $42 million for the three months ended June 30, 2020 compared to an operating loss of $1,932 million for the three months ended June 30, 2019, an increase of $1,974 million. For the six months ended June 30, 2020, operating loss from Completion & Production Solutions was $971 million compared to $1,967 million for the six months ending June 30, 2019, an increase of $996 million primarily due to the impairment of certain assets.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.0 billion at June 30, 2020, a decrease of $215 million, or 18 percent from backlog of $1.22 million at June 30, 2019. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately 67 percent of backlog to become revenue during the rest of 2020 and the remainder thereafter. At June 30, 2020, approximately 63 percent of the capital equipment backlog was for offshore products and approximately 90 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and six months ended June 30, 2020 and 2019. Revenue from Rig Technologies was $476 million for the three months ended June 30, 2020, compared to $671 million for the three months ended June 30, 2019, a decrease of $195 million or 29 percent. For the six months ended June 30, 2020, revenue from Rig Technologies was $1,033 million compared to $1,274 million for the six months ending June 30, 2019, a decrease of $241 million or 19 percent.

Operating loss from Rig Technologies was $25 million for the three months ended June 30, 2020 compared to $422 million for the three months ended June 30, 2019, an increase of $397 million. For the six months ended June 30, 2020, operating loss from Rig Technologies was $227 million compared to $391 million for the six months ending June 30, 2019, an increase of $164 million, primarily due to asset impairments.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.79 billion at June 30, 2020, a decrease of $381 million, or 12 percent, from backlog of $3.17 billion at June 30, 2019. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately 12 percent of backlog to become revenue during the rest of 2020 and the remainder thereafter. At June 30, 2020, approximately 26 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $50 million and $122 million for the three and six months ended June 30, 2020, respectively, compared to $79 million and $142 million for the three and six months ended June 30, 2019. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $8 million and $11 million for the three and six months ended June 30, 2020, respectively, compared to expenses of $8 million and $26 million for the three and six months ended June 30, 2019, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2020 was 35.1% and 8.7%, respectively, compared to 6.5% and 6.6% for the same periods in 2019. The company’s 2019 and 2020 effective tax rates are negatively impacted by incremental valuation allowances primarily on net operating loss and tax attributes available in those years and the impairment of nondeductible goodwill.  Furthermore, the Company revised its estimated income tax benefit related to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. The Company recorded an income tax benefit of $123 million in the three months ended March 31, 2020 in anticipation of filing a refund claim to carryback its 2019 United States net operating loss to its 2014 tax year.  The Company refined its estimated income tax benefit during the three months ended June 30, 2020, resulting in a reduction to the income tax benefit from $123 million to $100 million.  The Company received a cash refund of $94 million in June 2020 and anticipates receiving an additional refund upon the filing of the final 2019 United States income tax return and final net operating loss carryback claim to 2014.  The Company will finalize these computations during the three months ended September 30, 2020.  In addition, the effective tax rate in the three months and six months ended June 30, 2020 was favorably impacted by an income tax benefit of $90 million related to the Company’s decision to amend its 2016 United States income tax return in order to deduct foreign taxes paid rather than to claim foreign tax credits which would carryforward and be expected to expire unused in 2026.  The resulting net operating loss in 2016 will be carried back to the Company’s 2014 tax return and will result in a net income tax refund of $90 million.   The income tax receivable of $90 million is recorded in Other Assets on the balance sheet as the Company believes the refund will not be received within twelve months.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2020	2019	2020	2020	2019
Operating profit (loss):
Wellbore Technologies	$(67)	$(3,295)	$(663)	$(730)	$(3,276)
Completion & Production Solutions	42	(1,932)	(1,013)	(971)	(1,967)
Rig Technologies	(25)	(422)	(202)	(227)	(391)
Eliminations and corporate costs	(50)	(79)	(72)	(122)	(142)
Total operating loss	$(100)	$(5,728)	$(1,950)	$(2,050)	$(5,776)

Other items:
Wellbore Technologies	$62	$3,345	$715	$777	$3,343
Completion & Production Solutions	12	1,939	1,054	1,066	1,950
Rig Technologies	20	474	238	258	476
Corporate	8	11	16	24	11
Total other items	$102	$5,769	$2,023	$2,125	$5,780

Depreciation & amortization:
Wellbore Technologies	$47	$84	$51	$98	$184
Completion & Production Solutions	14	45	30	44	97
Rig Technologies	19	22	20	39	45
Corporate	2	3	4	6	5
Total depreciation & amortization	$82	$154	$105	$187	$331

Adjusted EBITDA:
Wellbore Technologies	$42	$134	$103	$145	$251
Completion & Production Solutions	68	52	71	139	80
Rig Technologies	14	74	56	70	130
Eliminations and corporate costs	(40)	(65)	(52)	(92)	(126)
Total Adjusted EBITDA	$84	$195	$178	$262	$335

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(93)	$(5,389)	$(2,047)	$(2,140)	$(5,466)
Noncontrolling interests	6	5	(2)	4	7
Benefit for income taxes	(47)	(373)	(156)	(203)	(383)
Interest expense	22	25	22	44	50
Interest income	(2)	(6)	(3)	(5)	(12)
Equity loss in unconsolidated affiliate	6	2	233	239	2
Other (income) expense, net	8	8	3	11	26
Depreciation and amortization	82	154	105	187	331
Other items	102	5,769	2,023	2,125	5,780
Total Adjusted EBITDA	$84	$195	$178	$262	$335

Liquidity and Capital Resources

Overview

At June 30, 2020, the Company had cash and cash equivalents of $1,447 million and total debt of $2,029 million. At December 31, 2019, cash and cash equivalents were $1,171 million and total debt was $1,989 million. As of June 30, 2020, approximately $849 million of the $1,447 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2020, the Company was in compliance with a debt-to-capitalization ratio of 29.4% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2020, the Company was in compliance.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions are recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Our outstanding debt at June 30, 2020 was $2,029 million and consisted primarily of $399 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, $493 million in 3.60% Senior Notes, and other debt of $48 million. The Company was in compliance with all covenants at June 30, 2020. Lease liabilities totaled $752 million at June 30, 2020.

We had $524 million of outstanding letters of credit at June 30, 2020, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$417	$(111)
Net cash used in investing activities	(111)	(156)
Net cash used in financing activities	(27)	(39)

Significant sources and uses of cash during the first six months of 2020

•

Cash flows provided by operating activities was $417 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable), primarily related to strong collections on accounts receivable.

•	We did not sell any accounts receivable in the second quarter.
•	Capital expenditures were $124 million.
•	We paid $19 million in dividends to our shareholders.

Oil and Gas Market Downturn and COVID-19 Pandemic

Since the oil and gas market downturn began in late 2014, the Company has maintained a continuous process of actively managing its strategy, structure and resources to the changing market conditions and new realities.  The Company has closed or realigned hundreds of facilities, reduced headcount, sharply lowered costs and reviewed all product lines for acceptable returns in the evolved market.  Additionally, the Company has proactively reduced the balances and extended the maturity profile of its debt.  In the fall of 2019, the Company retired $1 billion of notes due 2022 for cash, issued $500 million of notes due 2029 and extended the maturity of its undrawn credit facility to 2024.  While aggressively matching size and spend to the market, and protecting its balance sheet, the Company has continued investing in new products and technologies that enable its customers to improve their operational efficiencies.

When the COVID-19 global pandemic and OPEC+ actions further depressed oil prices and industry activity beginning in March of 2020, the Company’s prior prudent actions helped ensure adequate available resources.  Management intends to continue managing the business to the market realities to ensure the Company’s access to capital remains sufficient. – See Item 1A Risk Factors.

Other

The effect of the change in exchange rates on cash flows was a decrease of $3 million and $0 for the first six months of 2020 and 2019, respectively.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $3 million in the first six months of 2020, compared to approximately $12 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $357 million and translation exposures totaling $122 million as of June 30, 2020 excluding trade receivables and payables, which approximate fair value. These market-risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $28 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $12 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2020, long term borrowings consisted of $399 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, and $493 million in 3.60% Senior Notes. At June 30, 2020, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of available funds. Occasionally a portion of borrowings under our credit facility could be denominated in currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months.

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

Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. Physical markets became distressed as spot prices were negatively impacted by a lack of available storage capacity. WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020 and briefly negative in April, before partially recovering to near $40 in June. While OPEC+ agreed in April to cut production (with subsequent plans announced to reduce the cuts over time), commodity prices remain low.

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

The nature, scale, and scope of the above-described events combined with the uncertain duration and extent of governmental actions prevent us from identifying all potential risks to our business. We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

•	Disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;
•	Customers may attempt to cancel of delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased on delayed demand for our products and services;
•	Customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•	A credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;
•	A need to preserve liquidity;
•	Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•	Liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting its work force or facility closures resulting from the COVID-19 pandemic;
•	Liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;
•	Other contractual or other legal claims from our customers resulting from the COVID-19 pandemic;
•	Costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases; and,
•	Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs*
April 1 through April 30, 2020	—	—	—	—
May 1 through May 31, 2020	—	—	—	—
June 1 through June 30, 2020	—	—	—	—
Total	—	$-	—
Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 32-33.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

4.1	Description of Securities (12)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(2)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (4)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (11)

10.15	Form on Restricted Stock Agreement (2019) (11)

10.16	Form of Performance Award Agreement (2019) (11)

10.17	Form of Performance Award Agreement (2020) (12)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on August 5, 2011.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2019.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017.

(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2019.

(5)	Filed as Appendix I to our Proxy Statement filed on April 9, 2020.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(9)	Filed as an Exhibit to our Current Report on Form 8-K on November 21, 2017.

(10)	Filed as an Exhibit to our Current Report on Form 8-K on February 26, 2016.

(11)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.

(12)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2020.

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

Date: July 28, 2020	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)