Form 10-Q
period 2020-09-30
NATIONAL OILWELL VARCO INC
filed 2020-10-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 16, 2020 the registrant had 388,264,052 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,485	$1,171
Receivables, net	1,382	1,855
Inventories, net	1,745	2,197
Contract assets	555	643
Prepaid and other current assets	209	247
Total current assets	5,376	6,113
Property, plant and equipment, net	1,994	2,354
Lease right-of-use assets, operating	376	444
Lease right-of-use assets, financing	199	230
Goodwill	1,493	2,807
Intangibles, net	516	852
Investment in unconsolidated affiliates	59	282
Other assets	155	67
Total assets	$10,168	$13,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$476	$715
Accrued liabilities	852	949
Contract liabilities	371	427
Current portion of lease liabilities	111	114
Accrued income taxes	74	42
Total current liabilities	1,884	2,247
Lease liabilities	619	674
Long-term debt	1,824	1,989
Deferred income taxes	70	140
Other liabilities	231	253
Total liabilities	4,628	5,303
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 388,268,680 and 385,886,682 shares issued and outstanding at September 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	8,567	8,507
Accumulated other comprehensive loss	(1,577)	(1,423)
Retained earnings (deficit)	(1,529)	690
Total Company stockholders' equity	5,465	7,778
Noncontrolling interests	75	68
Total stockholders’ equity	5,540	7,846
Total liabilities and stockholders’ equity	$10,168	$13,149

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$1,384	$2,126	$4,763	$6,198
Cost of revenue	1,245	1,975	4,263	5,729
Gross profit	139	151	500	469
Selling, general and administrative	213	293	733	1,014
Goodwill and indefinite-lived intangible asset impairment	—	—	1,378	3,186
Long-lived asset impairment	—	12	513	2,199
Operating loss	(74)	(154)	(2,124)	(5,930)
Interest and financial costs	(21)	(25)	(65)	(75)
Interest income	—	4	5	16
Equity loss in unconsolidated affiliates	(11)	(4)	(250)	(6)
Other income (expense), net	(8)	(10)	(19)	(36)
Loss before income taxes	(114)	(189)	(2,453)	(6,031)
Provision (benefit) for income taxes	(61)	60	(264)	(323)
Net loss	(53)	(249)	(2,189)	(5,708)
Net income (loss) attributable to noncontrolling interests	2	(5)	6	2
Net loss attributable to Company	$(55)	$(244)	$(2,195)	$(5,710)

Net loss attributable to Company per share:
Basic	$(0.14)	$(0.64)	$(5.72)	$(14.95)
Diluted	$(0.14)	$(0.64)	$(5.72)	$(14.95)

Cash dividends per share	$-	$0.05	$0.05	$0.15

Weighted average shares outstanding:
Basic	385	382	384	382
Diluted	385	382	384	382

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(53)	$(249)	$(2,189)	$(5,708)
Currency translation adjustments	20	(118)	(151)	(80)
Changes in derivative financial instruments, net of tax	16	(14)	(3)	(7)
Comprehensive loss	(17)	(381)	(2,343)	(5,795)
Comprehensive income (loss) attributable to noncontrolling interest	2	(5)	6	2
Comprehensive loss attributable to Company	$(19)	$(376)	$(2,349)	$(5,797)

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,189)	$(5,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	270	433
Provision for inventory losses	171	592
Deferred income taxes	(72)	(367)
Loss on extinguishment of debt	8	—
Equity loss in unconsolidated affiliates	250	6
Goodwill and indefinite-lived intangible asset impairment	1,378	3,186
Long-lived asset impairment	513	2,199
Other, net	93	119
Change in operating assets and liabilities, net of acquisitions:
Receivables	469	338
Inventories	288	(169)
Contract assets	86	(42)
Prepaid and other current assets	38	(49)
Accounts payable	(240)	(20)
Accrued liabilities	(127)	(182)
Contract liabilities	(56)	(7)
Income taxes payable	32	(58)
Other assets/liabilities, net	(172)	(30)
Net cash provided by operating activities	740	241

Cash flows from investing activities:
Purchases of property, plant and equipment	(173)	(166)
Business acquisitions, net of cash acquired	—	(180)
Other	13	78
Net cash used in investing activities	$(160)	$(268)

Cash flows from financing activities:
Payments against lines of credit and other debt	(217)	—
Borrowings against lines of credit and other debt	36	—
Cash dividends paid	(19)	(58)
Debt extinguishment costs	(8)	—
Other	(48)	(15)
Net cash used in financing activities	(256)	(73)
Effect of exchange rates on cash	(10)	(14)
Increase (decrease) in cash and cash equivalents	314	(114)
Cash and cash equivalents, beginning of period	1,171	1,427
Cash and cash equivalents, end of period	$1,485	$1,313

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$47	$53
Income taxes	$(38)	$81

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	(2,047)	(2,047)	(2)	(2,049)
Other comprehensive loss	—	—	(232)	—	(232)	—	(232)
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standard	—	—	—	(5)	(5)	—	(5)
Noncontrolling interest	—	—	—	—	—	2	2
Stock-based compensation	—	27	—	—	27	—	27
Withholding taxes	—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2020	$4	$8,516	$(1,655)	$(1,381)	$5,484	$68	$5,552
Net loss	—	—	—	(93)	(93)	6	(87)
Other comprehensive income	—	—	42	—	42	—	42
Noncontrolling interest	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	27	—	—	27	—	27
Balance at June 30, 2020	$4	$8,543	$(1,613)	$(1,474)	$5,460	$73	$5,533
Net loss	—	—	—	(55)	(55)	2	(53)
Other comprehensive loss	—	—	36	—	36	—	36
Noncontrolling interest	—	—	—	—	—	—	—
Stock-based compensation	—	24	—	—	24	—	24
Balance at September 30, 2020	$4	$8,567	$(1,577)	$(1,529)	$5,465	$75	$5,540

	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net loss	—	—	—	(77)	(77)	2	(75)
Other comprehensive income	—	—	24	—	24	—	24
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	3	3
Stock-based compensation	—	33	—	—	33	—	33
Common stock issued	—	3	—	—	3	—	3
Withholding taxes	—	(18)	—	—	(18)	—	(18)
Balance at March 31, 2019	$4	$8,408	$(1,413)	$6,766	$13,765	$75	$13,840
Net loss	—	—	—	(5,389)	(5,389)	5	(5,384)
Other comprehensive income	—	—	21	—	21	—	21
Cash dividends, $0.05 per common share	—	—	—	(19)	(19)	—	(19)
Noncontrolling interest	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	32	—	—	32	—	32
Common stock issued	—	1	—	—	1	—	1
Balance at June 30, 2019	$4	$8,441	$(1,392)	$1,358	$8,411	$76	$8,487
Net loss	—	—	—	(244)	(244)	$(5)	(249)
Other comprehensive loss	—	—	(132)	—	(132)	—	(132)
Cash dividends, $0.05 per common share	—	—	—	(20)	(20)	—	(20)
Noncontrolling interest	—	—	—	—	—	1	1
Stock-based compensation	—	41	—	—	41	—	41
Common stock issued	—	1	—	—	1	—	1
Balance at September 30, 2019	$4	$8,483	$(1,524)	$1,094	$8,057	$72	$8,129

See notes to unaudited consolidated financial statements.

NATIONAL OILWELL VARCO, INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In management’s opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2020	2019
Raw materials and supplies	$434	$577
Work in process	375	364
Finished goods and purchased products	1,556	2,099
	2,365	3,040
Less: Inventory reserve	(620)	(843)
Total	$1,745	$2,197

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2020	2019
Compensation	$176	$270
Vendor costs	128	121
Taxes (non-income)	123	112
Warranties	85	90
Insurance	54	57
Fair value of derivatives	31	24
Interest	23	8
Other	232	267
Total	$852	$949

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2019	$(1,403)	$(4)	$(16)	$(1,423)
Accumulated other comprehensive income (loss) before reclassifications	(151)	(19)	—	(170)
Amounts reclassified from accumulated other comprehensive income (loss)	—	16	—	16
Balance at September 30, 2020	$(1,554)	$(7)	$(16)	$(1,577)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2020				2019
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$2	$—	$2	$—	$—	$—	$—
Cost of revenue	—	1	—	1	—	4	—	4
Tax effect	—	(1)	—	(1)	—	(1)	—	(1)
	$—	$2	$—	$2	$—	$3	$—	$3

	Nine Months Ended September 30,
	2020				2019
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$4	$—	$4	$—	$1	$—	$1
Cost of revenue	—	16	—	16	—	7	—	7
Tax effect	—	(4)	—	(4)	—	(2)	—	(2)
	$—	$16	$—	$16	$—	$6	$—	$6

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). The Company recorded income of $20 million and a loss of $151 million for the three and nine months ended September 30, 2020, respectively, and a loss of $118 million and $80 million for the three and nine months ended September 30, 2019, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of outstanding derivatives of $14 million and ($19) million during the three and nine months ended September 30, 2020; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period ($2 million and $16 million during the three and nine months ended September 30, 2020).

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Wellbore Technologies	$361	$793	$1,494	$2,450
Completion & Production Solutions	601	728	1,887	1,972
Rig Technologies	449	649	1,482	1,923
Eliminations	(27)	(44)	(100)	(147)
Total revenue	$1,384	$2,126	$4,763	$6,198

Operating profit (loss):
Wellbore Technologies	$(50)	42	$(780)	$(3,234)
Completion & Production Solutions	25	(24)	(946)	(1,991)
Rig Technologies	(3)	(110)	(230)	(501)
Eliminations and corporate costs	(46)	(62)	(168)	(204)
Total operating profit (loss)	$(74)	$(154)	$(2,124)	$(5,930)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Other Significant Items:
Wellbore Technologies	$26	$41	$803	$3,384
Completion & Production Solutions	23	79	1,089	2,029
Rig Technologies	12	194	270	670
Eliminations and corporate costs	1	—	25	11

For the three months ended September 30, 2020, operating profit (loss) included pre-tax charges for severance ($23 million); facility closures ($20 million); and inventory charges and other items ($19 million). For the nine months ended September 30, 2020, operating profit (loss) included pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($1,891 million); inventory charges ($152 million); and, severance, facility closures and other items ($144 million).

For the three months ended September 30, 2019, operating profit (loss) included pre-tax inventory charges ($265 million); impairment of long-lived tangible assets ($12 million); and severance, facility closure and other items ($37 million). For the nine months ended September 30, 2019, operating profit (loss) included pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($5,385 million); inventory charges ($571 million); a Voluntary Early Retirement Program ($87 million); and severance, facility closures and other items ($51 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended September 30,
	2020					2019
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$132	$168	$54	$—	$354	$422	$295	$113	$—	$830
International	217	424	389	—	1,030	355	420	521	—	1,296
Eliminations	12	9	6	(27)	—	16	13	15	(44)	—
	$361	$601	$449	$(27)	$1,384	$793	$728	$649	$(44)	$2,126

Land	$226	$346	$103	$—	$675	$616	$479	$151	$—	$1,246
Offshore	123	246	340	—	709	161	236	483	—	880
Eliminations	12	9	6	(27)	—	16	13	15	(44)	—
	$361	$601	$449	$(27)	$1,384	$793	$728	$649	$(44)	$2,126

	Nine Months Ended September 30,
	2020					2019
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$676	$574	$184	$—	$1,434	$1,343	$846	$381	$—	$2,570
International	776	1,280	1,273	—	3,329	1,061	1,080	1,487	—	3,628
Eliminations	42	33	25	(100)	—	46	46	55	(147)	—
	$1,494	$1,887	$1,482	$(100)	$4,763	$2,450	$1,972	$1,923	$(147)	$6,198

Land	$1,051	$1,107	$367	$—	$2,525	$1,960	$1,340	$537	$—	$3,837
Offshore	401	747	1,090	—	2,238	444	586	1,331	—	2,361
Eliminations	42	33	25	(100)	—	46	46	55	(147)	—
	$1,494	$1,887	$1,482	$(100)	$4,763	$2,450	$1,972	$1,923	$(147)	$6,198

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $15 million for the three months ended September 30, 2020, primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,718 million. The Company expects to recognize approximately $288 million in revenue for the remaining performance obligations in 2020 and $3,430 million in 2021 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$643	$427
Provision	(2)	—
Billings	(692)	924
Revenue recognized	655	(946)
Currency translation adjustments and other	(49)	(34)
Balance at September 30, 2020	$555	$371

7.	Leases

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

Components of leases are as follows (in millions):

	September 30,	December 31,
	2020	2019
Current portion of lease liabilities:
Operating	$82	$84
Financing	29	30
Total	$111	$114

	September 30,	December 31,
	2020	2019
Long-term portion of lease liability:
Operating	$379	$424
Financing	240	$250
Total	$619	$674

8.	Debt

Debt consists of (in millions):

	September 30,	December 31,
	2020	2019
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,089	$1,088
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	493	493
$0.2 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	182	399
Other debt	60	9
Total	$1,824	$1,989

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2020, the Company was in compliance with a debt-to-capitalization ratio of 27.4% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2020, the Company was in compliance. Other debt at September 30, 2020, included $24 million on the books of consolidated joint ventures due to the minority interest partner.

On August 25, 2020, the Company completed a cash tender offer for $217.3 million of its 2.60% unsecured Senior Notes using available cash balances. The Company paid $226 million, which included a redemption premium of $7.6 million as well as accrued and unpaid interest of $1.3 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $8.2 million, which included the redemption premium of $7.6 million and non-cash charges of $0.6 million attributable to write-off unamortized discount and debt issuance costs.

The Company had $490 million of outstanding letters of credit at September 30, 2020, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2020, and December 31, 2019, the fair value of the Company’s unsecured Senior Notes approximated $1,648 million and $1,947 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At September 30, 2020, and December 31, 2019, the carrying value of the Company’s unsecured Senior Notes approximated $1,764 million and $1,980 million, respectively.
9.	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2020, was 53.5% and 10.8%, respectively, compared to (31.7%) and 5.4% for the same periods in 2019. The Company’s 2019 and 2020 effective tax rates are negatively impacted by incremental valuation allowances primarily on net operating loss and tax attributes available in those years and the impairment of nondeductible goodwill. Furthermore, the Company recorded income tax benefits of $106 million in the three months ended September 30, 2020, and $206 million in the nine months ended September 30, 2020, related to the carryback of its 2019 United States net operating loss pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years.  In addition, the Company recorded an income tax benefit of $90.3 million in the nine months ended September 30, 2020, to reflect the Company’s decision to amend its 2016 United States income tax return and resulting net operating loss carryback to 2014.  The Company has recorded an income tax receivable of $112 million in Current Assets related to the 2019 net operating loss carryback and an income tax receivable in Other Assets of $90.3 million related to the 2016 net operating loss carryback.
10.	Stock-Based Compensation

Total expense for all stock-based compensation arrangements was $23 million and $78 million for the three and nine months ended September 30, 2020, respectively, and $41 million and $104 million for the three and nine months ended September 30, 2019, respectively.

The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for all stock-based compensation arrangements was nil for the three and nine months ended September 30, 2020 and $5 million and $13 million for the three and nine months ended September 30, 2019, respectively.

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

The fair value of these derivative financial instruments is determined using Level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date.

Forward currency contracts consist of (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2020		2019
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	4,210	NOK	5,377
Russian Ruble	RUB	1,164	RUB	1,012
Danish Krone	DKK	885	DKK	21
Brazilian Real	BRL	768	BRL	—
Mexican Peso	MXN	444	MXN	115
U.S. Dollar	USD	411	USD	686
Japanese Yen	JPY	341	JPY	36
Euro	EUR	185	EUR	188
South African Rand	ZAR	124	ZAR	124
Singapore Dollar	SGD	36	SGD	42
British Pound Sterling	GBP	18	GBP	20
Canadian Dollar	CAD	1	CAD	3

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company instituted a cash flow hedging program. For derivative instruments that are designated and qualify as a cash flow hedge, gains or losses are recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The Company includes time value in hedge relationships.

The Company expects $13 million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net, was $11 million and ($27) million for the three and nine months ended September 30, 2020, respectively, and ($7) million and ($10) million for the three and nine months ended September 30, 2019, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2020	2019	Location	2020	2019
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$4	$5	Accrued liabilities	$19	$18
Foreign exchange contracts	Other Assets	6	4	Other liabilities	2	2

Total derivatives designated as hedging instruments under ASC Topic 815		$10	$9		$21	$20

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$8	$8	Accrued liabilities	$12	$6
Foreign exchange contracts	Other Assets	1	1	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$9	$9		$12	$6

Total derivatives		$19	$18		$33	$26

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Company	$(55)	$(244)	$(2,195)	$(5,710)
Denominator:
Basic—weighted average common shares outstanding	385	382	384	382
Dilutive effect of employee stock options and other
unvested stock awards	—	—	—	—
Diluted outstanding shares	385	382	384	382

Net loss attributable to Company per share:
Basic	$(0.14)	$(0.64)	$(5.72)	$(14.95)
Diluted	$(0.14)	$(0.64)	$(5.72)	$(14.95)

Cash dividends per share	$—	$0.05	$0.05	$0.15

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method allocates a portion of net income attributable to Company to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to Company allocated to participating securities was immaterial for each of the three and nine months ended September 30, 2020 and 2019, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 26 million shares for each of the three and nine months ended September 30, 2020, respectively, compared to 25 million and 21 million shares for the three and nine months ended September 30, 2019, respectively.
13.	Cash Dividends

Cash dividends were nil and $19 million for the three and nine months ended September 30, 2020, compared to $20 million and $58 million for the three and nine months ended September 30, 2019. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

During the first quarter of 2020 the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as whole economies ordered curtailed activity. Members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, increased production into the already oversupplied market, decimating oil prices. The result was the Company’s stock price reaching a new low during the quarter and its market capitalization falling below its carrying value. West Texas Intermediate (WTI), a key benchmark for the U.S. oil market, fell more than $40 per barrel from January 1, 2020, to March 31, 2020, (losing two thirds of its value in 90 days) to its lowest level in nearly two decades. As travel restrictions and government directives to shut down businesses increased, demand was expected to continue declining in the second quarter of 2020. Management reduced its forecast accordingly.

In the Company’s view, falling rig count levels in the first quarter and a depressed outlook provided evidence to the equity markets that oil and gas producers were committed to reduced levels of capital investment in drilling, further reducing levels of demand for capital equipment and oilfield services that the Company sells to its customers.  Also, due to these prolonged poor market conditions, capital availability to many of the Company’s customers became even more limited and was unlikely to improve near-term.  In management’s judgement the facts and circumstances including those described above constituted a triggering event in the first quarter which indicated the Company’s goodwill and other long-lived assets may be impaired.  The Company performed a detailed analysis under ASC 350, incorporating this updated outlook, which determined that the fair values were less than the respective carrying values for all of the Company’s business units (“Reporting Units”).

The Company primarily uses the discounted cash flow method to estimate the fair value of its Reporting Units when conducting the impairment test but also considers the comparable companies and representative transaction methods to validate the test result and management’s forecast and other expectations, where possible. The valuation techniques used in the test were consistent with those used during previous testing. Fair value of the Reporting Unit is determined using significant unobservable inputs, or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgements, using discounted cash flows. The inputs used in the test were updated to reflect management’s judgement, current market conditions and forecasts.

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

Following the impairment charges, several Reporting Units did not have a fair value substantially in excess of their book value. Further deterioration of market conditions, in management’s judgement, beyond those incorporated into the extended forecast by management, will likely result in additional impairment charges.  The remaining goodwill balance for these Reporting Units at September 30, 2020, is as follows: Rig Equipment ($661 million), Marine Construction ($51 million), ReedHycalog ($124 million), M/D Totco ($10 million), Wellsite Services ($174 million), XL Systems ($64 million), Fiberglass Systems ($346 million), and Process and Flow Technologies ($63 million).

At September 30, 2020, the Company has approximately $1,493 million of goodwill, by segment, as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$843	$1,054	$910	$2,807
Impairment	(517)	(580)	(198)	(1,295)
Additions	4	—	—	4
Currency translation adjustments and other	(22)	(1)	—	(23)
Balance at September 30, 2020	$308	$473	$712	$1,493

Accumulated goodwill impairment was $7,261 million at September 30, 2020.

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

The Company identified its Reporting Units as individual asset groups. The carrying values of these asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of the asset is not recoverable based on estimated future undiscounted cash flows. We estimate the fair value of these intangible and fixed assets using an income approach that requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. The forecasts are dependent upon assumptions including those regarding oil and gas prices, the general outlook for the global oil and gas industry, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. Financial and credit market volatility directly impacts our fair value measurement through our income forecast. Changes to these assumptions, including, but not limited to: sustained declines in worldwide rig counts below current analysts’ forecasts; collapse of spot and futures prices for oil and gas; significant deterioration of external financing for our customers; higher risk premiums or higher cost of capital; or any other significant adverse economic news could require a provision for impairment.

During the first quarter of 2020, the results of the Company's test for impairment of goodwill and indefinite-lived intangible assets, and the other negative market indicators described above, were a triggering event that indicated that its long-lived tangible assets and finite-lived intangible assets were impaired.

Impairment testing performed in the first quarter resulted in the determination that certain long-lived assets associated with most of the Company’s asset groups were not recoverable.  The estimated fair value of these asset groups was below the carrying value and, as a result, during the first quarter of 2020, the Company recorded impairment charges of $209 million to customer relationships, patents, trademarks, tradenames, and other finite-lived intangible assets, $262 million to property, plant and equipment, and $42 million to right-of-use assets. Additionally, the Company recorded a $224 million impairment on its equity investment in unconsolidated affiliates.

The Company has approximately $516 million of identified intangible assets, by segment, as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$326	$275	$251	$852
Impairment	(78)	(214)	—	(292)
Additions	—	—	—	—
Amortization	(9)	(8)	(21)	(38)
Currency translation adjustments and other	(3)	(5)	2	(6)
Balance at September 30, 2020	$236	$48	$232	$516

15.	Commitments and Contingencies

Our business is governed by laws and regulations promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business, including those related to the oilfield service industry. In the United States these governmental authorities include: the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state and international environmental agencies and many others. We are unaware of any material unreserved liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable or unknown, costs or liabilities.

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The Company maintains insurance that covers many of the claims arising from risks associated with the business activities of the Company, including claims for premises liability, product liability and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been enough to cover any such material risks. See Item 1A. Risk Factors.

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters arising from ordinary day-to-day business activities in which parties, including government authorities, assert claims against the Company for a broad spectrum of potential claims and theories of liability, including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, environmental, product liability claims, warranty claims, personal injury claims arising from allegedly defective products, negligence or other theories of liability, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. For some contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such contingent claims could have a material financial or reputational impact on the Company. As of September 30, 2020, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgement concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Of course, because of uncertainty and risk inherent to litigation and arbitration, the actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.  In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of trade secrets and confidential information, patents and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and difficulty in predicting the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in the loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of forecast credit losses on financing receivables and other financial assets in scope. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this update on January 1, 2020, with no material impact. The Company estimates its reserves using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of Trade Accounts Receivables, Contract Assets, Unbilled Accounts Receivables, and Long-Term Receivables.  The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of September 30, 2020, allowance for bad debts and contract assets totaled $115 million.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2019, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition; allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (including goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2020, the Company generated revenues of $1.38 billion, compared to $1.50 billion for the second quarter of 2020 and $2.13 billion for the third quarter of 2019. Operating loss for the third quarter of 2020 was $74 million, or -5.3% of sales, and net loss improved $38 million sequentially to $55 million, or -4 percent of sales. Operating loss and net loss include non-cash, pre-tax charges (“other items”, see Other Corporate Items for additional detail) of $62 million. Adjusted EBITDA (operating profit excluding depreciation, amortization, and other items) decreased $13 million sequentially to $71 million, or 5.1 percent of sales. Other items included severance, facility closures, inventory charges and other restructuring costs.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $361 million in the third quarter of 2020, a decrease of 18 percent from the second quarter of 2020 and a decrease of 54 percent from the third quarter of 2019. The sequential decline in revenue was a result of a full quarter impact of sharp reductions in North American drilling activity that occurred during the second quarter and continued declines in international drilling activity. Operating loss was $50 million, or -13.9 percent of sales, and included $26 million of other items. Adjusted EBITDA was $21 million, or 5.8 percent of sales, as cost-savings initiatives limited decremental leverage (the change in Adjusted EBITDA divided by the change in revenue) to 26 percent.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $601 million in the third quarter of 2020, a decrease of two percent from the second quarter of 2020 and a decrease of 17 percent from the third quarter of 2019. Operating profit was $25 million, or 4.2 percent of sales, and included $23 million in other items. Strong execution on international and offshore project backlog partially offset declines in shorter-cycle businesses. Adjusted EBITDA decreased seven percent sequentially to $63 million, or 10.5 percent of sales.

New orders booked during the quarter totaled $169 million, representing a book-to-bill of 43 percent when compared to the $394 million of orders shipped from backlog. At September 30, 2020, backlog for capital equipment orders for Completion & Production Solutions was $789 million.

Rig Technologies

Rig Technologies generated revenues of $449 million in the third quarter of 2020, a decrease of six percent from the second quarter of 2020 and a decrease of 31 percent from the third quarter of 2019. Lower sales of rig capital equipment and aftermarket parts and services were partially offset by higher project revenues in the segment’s Marine Construction business, which continues to benefit from a growing number of offshore wind construction opportunities. Operating loss was $3 million, or -0.7 percent of sales, and included $12 million of other items. Adjusted EBITDA increased $14 million sequentially to $28 million, or 6.2 percent of sales.

New orders booked during the quarter totaled $57 million, representing a book-to-bill of 29 percent when compared to the $199 million of orders shipped from backlog. At September 30, 2020, backlog for capital equipment orders for Rig Technologies was $2.66 billion.

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

During the first quarter of 2020, the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as whole economies ordered curtailed activity.  In response to declining demand for crude oil, members of the Organization of the Petroleum Exporting Countries and other producing countries (OPEC+), including Russia, increased production into the already oversupplied market, decimating oil prices and rapidly filling worldwide storage facilities. In April 2020, OPEC+ began to reduce production, which had a muted positive effect on oil prices due to market concerns that the cuts were significantly less than the demand destructions caused by COVID-19.  As a result, companies across the industry responded with severe capital spending budget cuts, cost cuts, personnel layoffs, facility closures and bankruptcy filings. The COVID-19 virus continued to spread during the second and third quarters of 2020, extending depressed demand, uncertainty and additional spending reductions by the entire oil and gas industry as U.S. rig count fell to its lowest level since 1940 in August despite oil prices beginning to stabilize near $40 bbl.

In response to the economic destruction caused by the COVID-19 pandemic, many governments implemented stimulus programs to aid individuals and businesses. The size, method and effectiveness of these programs varies greatly and, although generally helpful to the target economies, they have not restored prior levels of demand for oil and gas.

Management expects industry activity levels and spending by customers to remain depressed throughout the remainder of 2020 and into the beginning of 2021 as demand destruction from COVID-19 persists.  NOV remains committed to streamlining operations and improving organizational efficiencies while focusing on investing in innovative products and services, including environmentally friendly technologies, that are responsive to the longer-term needs of our customers.  We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2020 and 2019, and the first quarter of 2020 include the following:

				% increase (decrease)
				3Q20 v	3Q20 v
	3Q20*	3Q19*	2Q20*	3Q19	2Q20
Active Drilling Rigs:
U.S.	254	920	396	(72.4%)	(35.9%)
Canada	49	132	25	(62.9%)	96.0%
International	730	1,145	834	(36.2%)	(12.5%)
Worldwide	1,033	2,197	1,255	(53.0%)	(17.7%)

West Texas Intermediate Crude Prices (per barrel)	$41.05	$56.37	$27.81	(27.2%)	47.6%

Natural Gas Prices ($/mmbtu)	$1.97	$2.34	$1.67	(15.8%)	18.0%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2020, on a quarterly basis:

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

The worldwide quarterly average rig count decreased 18 percent (from 1,255 to 1,033), and the U.S. decreased 36 percent (from 396 to 254), in the third quarter of 2020 compared to the second quarter of 2020. The average per barrel price of West Texas Intermediate Crude Oil increased 48 percent (from $27.81 per barrel to $41.05 per barrel) and natural gas prices increased 18 percent (from $1.67 per mmbtu to $1.97 per mmbtu) in the third quarter of 2020 compared to the second quarter of 2020.

At October 16, 2020, there were 362 rigs actively drilling in North America, which increased 19 percent from the third quarter average of 303 rigs. The price for West Texas Intermediate Crude Oil was $40.88 per barrel at October 16, 2020, a slight decrease from the third quarter average of $41.05. The price for natural gas was $2.77 per mmbtu at October 16, 2020, an increase of 41 percent from the third quarter average of $1.97.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Wellbore Technologies	$361	$793	$1,494	$2,450
Completion & Production Solutions	601	728	1,887	1,972
Rig Technologies	449	649	1,482	1,923
Eliminations	(27)	(44)	(100)	(147)
Total revenue	$1,384	$2,126	$4,763	$6,198

Operating profit (loss):
Wellbore Technologies	$(50)	42	$(780)	$(3,234)
Completion & Production Solutions	25	(24)	(946)	(1,991)
Rig Technologies	(3)	(110)	(230)	(501)
Eliminations and corporate costs	(46)	(62)	(168)	(204)
Total operating profit (loss)	$(74)	$(154)	$(2,124)	$(5,930)

Wellbore Technologies

Three and nine months ended September 30, 2020 and 2019. Revenue from Wellbore Technologies was $361 million for the three months ended September 30, 2020, compared to $793 million for the three months ended September 30, 2019, a decrease of $432 million or 54 percent. For the nine months ended September 30, 2020, revenue from Wellbore Technologies was $1,494 million compared to $2,450 million for the nine months ended September 30, 2019, a decrease of $956 million or 39 percent.

Operating loss from Wellbore Technologies was $50 million for the three months ended September 30, 2020 compared to operating profit of $42 million for the three months ended September 30, 2019, a decrease of $92 million. For the nine months ended September 30, 2020, operating loss from Wellbore Technologies was $780 million compared to $3,234 million for the nine months ended September 30, 2019, an increase of $2,454 million primarily due a larger impairment of certain assets in 2019.

Completion & Production Solutions

Three and nine months ended September 30, 2020 and 2019. Revenue from Completion & Production Solutions was $601 million for the three months ended September 30, 2020, compared to $728 million for the three months ended September 30, 2019, a decrease of $127 million dollars or 17 percent. For the nine months ended September 30, 2020, revenue from Completion & Production Solutions was $1,887 million compared to $1,972 million for the nine months ended September 30, 2019, a decrease of $85 million or four percent.

Operating profit from Completion & Production Solutions was $25 million for the three months ended September 30, 2020 compared to an operating loss of $24 million for the three months ended September 30, 2019, an increase of $49 million. For the nine months ended September 30, 2020, operating loss from Completion & Production Solutions was $946 million compared to $1,991 million for the nine months ended September 30, 2019, an increase of $1,045 million primarily due to a larger impairment of certain assets in 2019.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $789 million at September 30, 2020, a decrease of $509 million, or 39 percent from backlog of $1.30 billion at September 30, 2019. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately 44 percent of backlog to become revenue during the rest of 2020 and the remainder thereafter. At September 30, 2020, approximately 63 percent of the capital equipment backlog was for offshore products and approximately 91 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and nine months ended September 30, 2020 and 2019. Revenue from Rig Technologies was $449 million for the three months ended September 30, 2020, compared to $649 million for the three months ended September 30, 2019, a decrease of $200 million or 31 percent. For the nine months ended September 30, 2020, revenue from Rig Technologies was $1,482 million compared to $1,923 million for the nine months ended September 30, 2019, a decrease of $441 million or 23 percent.

Operating loss from Rig Technologies was $3 million for the three months ended September 30, 2020 compared to $110 million for the three months ended September 30, 2019, an increase of $107 million. For the nine months ended September 30, 2020, operating loss from Rig Technologies was $230 million compared to $501 million for the nine months ended September 30, 2019, an increase of $271 million, primarily due to larger asset impairments in 2019.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.66 billion at September 30, 2020, a decrease of $483 million, or 15 percent, from backlog of $3.14 billion at September 30, 2019. Numerous factors may affect the timing of revenue out of backlog. Considering these factors, the Company reasonably expects approximately seven percent of backlog to become revenue during the rest of 2020 and the remainder thereafter. At September 30, 2020, approximately 23 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $46 million and $168 million for the three and nine months ended September 30, 2020, respectively, compared to $62 million and $204 million for the three and nine months ended September 30, 2019. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $8 million and $19 million for the three and nine months ended September 30, 2020, respectively, compared to expenses of $10 million and $36 million for the three and nine months ended September 30, 2019, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2020 was 53.5% and 10.8%, respectively, compared to (31.7%) and 5.4% for the same periods in 2019. The Company’s 2019 and 2020 effective tax rates are negatively impacted by incremental valuation allowances primarily on net operating loss and tax attributes available in those years and the impairment of nondeductible goodwill. Furthermore, the Company recorded income tax benefits of $106M in the three months ended September 30, 2020 and $206M in the nine months ended September 30, 2020 related to the carryback of its 2019 United States net operating loss pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years.   In addition, the Company recorded an income tax benefit of $90.3M in the nine months ended September 30, 2020 to reflect the Company’s decision to amend its 2016 United States income tax return and resulting net operating loss carryback to 2014. The Company has recorded an income tax receivable of $112 million in Current Assets related to the 2019 net operating loss carryback and an income tax receivable in Other Assets of $90.3 million related to the 2016 net operating loss carryback.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures such as Net Income. Other items include impairment charges for Goodwill, indefinite and finite-lived intangible assets, long-lived tangible assets, restructure costs for facility closures, inventory charges, severance payments and adjustments of certain reserves.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2020	2019	2020	2020	2019
Operating profit (loss):
Wellbore Technologies	$(50)	$42	$(67)	$(780)	$(3,234)
Completion & Production Solutions	25	(24)	42	(946)	(1,991)
Rig Technologies	(3)	(110)	(25)	(230)	(501)
Eliminations and corporate costs	(46)	(62)	(50)	(168)	(204)
Total operating loss	$(74)	$(154)	$(100)	$(2,124)	$(5,930)

Other items:
Wellbore Technologies	$26	$41	$62	$803	$3,384
Completion & Production Solutions	23	79	12	1,089	2,029
Rig Technologies	12	194	20	270	670
Corporate	1	—	8	25	11
Total other items	$62	$314	$102	$2,187	$6,094

Depreciation & amortization:
Wellbore Technologies	$45	$50	$47	$143	$234
Completion & Production Solutions	15	27	14	59	124
Rig Technologies	19	21	19	58	66
Corporate	4	4	2	10	9
Total depreciation & amortization	$83	$102	$82	$270	$433

Adjusted EBITDA:
Wellbore Technologies	$21	$133	$42	$166	$384
Completion & Production Solutions	63	82	68	202	162
Rig Technologies	28	105	14	98	235
Eliminations and corporate costs	(41)	(58)	(40)	(133)	(184)
Total Adjusted EBITDA	$71	$262	$84	$333	$597

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(55)	$(244)	$(93)	$(2,195)	$(5,710)
Noncontrolling interests	2	(5)	6	6	2
Benefit for income taxes	(61)	60	(47)	(264)	(323)
Interest expense	21	25	22	65	75
Interest income	—	(4)	(2)	(5)	(16)
Equity loss in unconsolidated affiliate	11	4	6	250	6
Other (income) expense, net	8	10	8	19	36
Depreciation and amortization	83	102	82	270	433
Other items	62	314	102	2,187	6,094
Total Adjusted EBITDA	$71	$262	$84	$333	$597

Liquidity and Capital Resources

Overview

At September 30, 2020, the Company had cash and cash equivalents of $1,485 million and total debt of $1,824 million. At December 31, 2019, cash and cash equivalents were $1,171 million and total debt was $1,989 million. As of September 30, 2020, approximately $911 million of the $1,485 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2020, the Company was in compliance with a debt-to-capitalization ratio of 27.4% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2020, the Company was in compliance.

On August 25, 2020, the Company completed a cash tender offer for $217.3 million of its 2.60% unsecured Senior Notes using available cash balances. The Company paid $226 million, which included a redemption premium of $7.6 million as well as accrued and unpaid interest of $1.3 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $8.2 million, which included the redemption premium of $7.6 million and non-cash charges of $0.6 million attributable to the write-off of unamortized discount and debt issuance costs.

From time to time, we participate in factoring arrangements to sell accounts receivable to third-party financial institutions. Our factoring transactions are recognized as sales, and the proceeds are included as operating cash flows in our Condensed Consolidated Statements of Cash Flows.

Our outstanding debt at September 30, 2020 was $1,824 million and consisted primarily of $182 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, $493 million in 3.60% Senior Notes, and other debt of $60 million. The Company was in compliance with all covenants at September 30, 2020. Lease liabilities totaled $619 million at September 30, 2020.

We had $490 million of outstanding letters of credit at September 30, 2020, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$740	$241
Net cash used in investing activities	(160)	(268)
Net cash used in financing activities	(256)	(73)

Significant sources and uses of cash during the first nine months of 2020

•

Cash flows provided by operating activities was $740 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable), primarily related to strong collections on accounts receivable.

•	Capital expenditures were $173 million.
•	We paid $19 million in dividends to our shareholders.

Oil and Gas Market Downturn and COVID-19 Pandemic

Since the oil and gas market downturn began in late 2014, the Company has maintained a continuous process of actively managing its strategy, structure and resources to the changing market conditions and new realities.  The Company has closed or realigned hundreds of facilities, reduced headcount, sharply lowered costs and reviewed all product lines for acceptable returns in the evolved market.  Additionally, the Company has proactively reduced the balances and extended the maturity profile of its debt.  In the fall of 2019, the Company retired $1 billion of notes due 2022 for cash, issued $500 million of notes due 2029 and extended the maturity of its undrawn credit facility to 2024.  In August 2020, the company completed a tender on $217 million of the remaining 2022 notes, further reducing its amount of debt outstanding. While aggressively matching size and spend to the market, and protecting its balance sheet, the Company has continued investing in new products and technologies that enable its customers to improve their operational efficiencies.

When the COVID-19 global pandemic and OPEC+ actions further depressed oil prices and industry activity beginning in March of 2020, the Company’s prior prudent actions helped ensure adequate available resources.  Management intends to continue managing the business to the market realities to ensure the Company’s access to capital remains sufficient. See Item 1A Risk Factors.

Other

The effect of the change in exchange rates on cash flows was a decrease of $10 million and $14 million for the first nine months of 2020 and 2019, respectively.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have operations in foreign countries and are exposed to foreign currency exchange rate fluctuations. In order to mitigate that risk, we may utilize foreign currency forward contracts to offset changes in nonfunctional currency assets and liabilities and better match the currency of our revenues and associated costs. We do not use foreign currency forward contracts for trading or speculative purposes. The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential. Due to exchange rate fluctuations we recorded foreign exchange losses in our income statement of $4 million and $17 million in the first nine months of 2020 and 2019, respectively.

The Company had other financial market risk sensitive instruments denominated in foreign currencies for transactional exposures totaling $355 million and translation exposures totaling $168 million as of September 30, 2020, excluding trade receivables and payables, which approximate fair value. These market-risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures financial market risk sensitive instruments could affect net income by $28 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $17 million.

Interest Rate Risk

At September 30, 2020, long term borrowings consisted of $182 million in 2.60% Senior Notes, $1,089 million in 3.95% Senior Notes, and $493 million in 3.60% Senior Notes. At September 30, 2020, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of available funds. Occasionally a portion of borrowings under our credit facility could be denominated in currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months.

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

Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. Physical markets became distressed as spot prices were negatively impacted by a lack of available storage capacity. The COVID-19 virus continued to spread during the second and third quarters of 2020, extending depressed demand, uncertainty and additional spending reductions by the entire oil and gas industry as U.S. rig count fell to its lowest level since 1940 in August despite oil prices beginning to stabilize near $40 bbl.

The forced shutdown of economic activity has directly affected our business and has exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and sharply reduced oil and natural gas prices. Demand for our products and services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.

The nature, scale, and scope of the above-described events combined with the uncertain duration and extent of governmental actions prevent us from identifying all potential risks to our business. We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

•	Disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;
•	Customers may attempt to cancel of delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased on delayed demand for our products and services;
•	Customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•	A credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;
•	A need to preserve liquidity;
•	Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•	Liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting its work force or facility closures resulting from the COVID-19 pandemic;
•	Liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;
•	Other contractual or other legal claims from our customers resulting from the COVID-19 pandemic;
•	Costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases; and,
•	Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs*
July 1 through July 31, 2020	—	—	—	—
August 1 through August 31, 2020	—	—	—	—
September 1 through September 30, 2020	—	—	—	—
Total	—	$-	—
Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 32-33.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of National Oilwell Varco, Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of National Oilwell Varco, Inc. (Exhibit 3.1) (2)

4.1	Description of Securities (12)

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

Date: October 27, 2020	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)