Form 10-Q
period 2021-03-31
NOV Inc.
filed 2021-04-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of April 16, 2021 the registrant had 390,643,228 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,607	$1,692
Receivables, net	1,265	1,274
Inventories, net	1,357	1,408
Contract assets, net	577	611
Prepaid and other current assets	190	224
Total current assets	4,996	5,209
Property, plant and equipment, net	1,894	1,927
Lease right-of-use assets, operating	356	371
Lease right-of-use assets, financing	187	195
Goodwill	1,495	1,493
Intangibles, net	516	527
Investment in unconsolidated affiliates	47	51
Other assets	181	156
Total assets	$9,672	$9,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$467	$489
Accrued liabilities	792	863
Contract liabilities	349	354
Current portion of lease liabilities	106	110
Current portion of long-term debt	182	—
Accrued income taxes	38	51
Total current liabilities	1,934	1,867
Lease liabilities	590	612
Long-term debt	1,669	1,834
Deferred income taxes	77	78
Other liabilities	252	259
Total liabilities	4,522	4,650
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 390,653,325 and 388,255,374 shares issued and outstanding at March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	8,598	8,591
Accumulated other comprehensive loss	(1,530)	(1,509)
Retained earnings	(1,991)	(1,876)
Total Company stockholders' equity	5,081	5,210
Noncontrolling interests	69	69
Total stockholders’ equity	5,150	5,279
Total liabilities and stockholders’ equity	$9,672	$9,929

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$1,249	$1,883
Cost of revenue	1,093	1,659
Gross profit	156	224
Selling, general and administrative	244	283
Goodwill and indefinite-lived intangible asset impairment	—	1,378
Long-lived asset impairment	—	513
Operating loss	(88)	(1,950)
Interest and financial costs	(20)	(22)
Interest income	2	3
Equity loss in unconsolidated affiliates	(4)	(233)
Other income (expense), net	(10)	(3)
Loss before income taxes	(120)	(2,205)
Provision (benefit) for income taxes	(6)	(156)
Net loss	(114)	(2,049)
Net income attributable to noncontrolling interests	1	(2)
Net loss attributable to Company	$(115)	$(2,047)

Net loss attributable to Company per share:
Basic	$(0.30)	$(5.34)
Diluted	$(0.30)	$(5.34)

Cash dividends per share	$-	$0.05

Weighted average shares outstanding:
Basic	385	383
Diluted	385	383

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(114)	$(2,049)
Currency translation adjustments	(19)	(180)
Changes in derivative financial instruments, net of tax	(2)	(52)
Comprehensive loss	(135)	(2,281)
Comprehensive income attributable to noncontrolling interest	1	(2)
Comprehensive loss attributable to Company	$(136)	$(2,279)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(114)	$(2,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79	105
Provision for inventory losses	24	125
Deferred income taxes	(1)	(62)
Equity loss in unconsolidated affiliates	4	233
Goodwill and indefinite-lived intangible asset impairment	—	1,378
Long-lived asset impairment	—	513
Other, net	25	45
Change in operating assets and liabilities, net of acquisitions:
Receivables	(5)	(27)
Inventories	28	47
Contract assets	35	(5)
Prepaid and other current assets	33	9
Accounts payable	(22)	(54)
Accrued liabilities	(62)	(142)
Contract liabilities	(5)	43
Income taxes payable	(13)	(15)
Other assets/liabilities, net	(33)	(105)
Net cash provided by (used by) operating activities	$(27)	39

Cash flows from investing activities:
Purchases of property, plant and equipment	(49)	(68)
Other	(2)	15
Net cash used in investing activities	$(51)	$(53)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	17	—
Cash dividends paid	—	(19)
Financing leases	(7)	(8)
Other	(13)	(16)
Net cash used in financing activities	(3)	(43)
Effect of exchange rates on cash	(4)	1
Decrease in cash and cash equivalents	(85)	(56)
Cash and cash equivalents, beginning of period	1,692	1,171
Cash and cash equivalents, end of period	$1,607	$1,115

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$3	$3
Income taxes	$9	$14

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net loss	—	—	—	—	(115)	(115)	1	(114)
Other comprehensive loss, net	—	—	—	(21)	—	(21)	—	(21)
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	390	$4	$8,598	$(1,530)	$(1,991)	$5,081	$69	$5,150

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	—	(2,047)	(2,047)	(2)	(2,049)
Other comprehensive loss, net	—	—	—	(232)	—	(232)	—	(232)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	—	(5)	(5)	—	(5)
Stock-based compensation	—	—	27	—	—	27	—	27
Common stock issued	2	—	1	—	—	1	—	1
Withholding taxes	—	—	(17)	—	—	(17)	—	(17)
Other	—	—	—	—	—	—	2	2
Balance at March 31, 2020	388	$4	$8,518	$(1,655)	$(1,381)	$5,486	$68	$5,554

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with GAAP in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2021	2020
Raw materials and supplies	$353	$373
Work in process	232	189
Finished goods and purchased products	1,323	1,423
	1,908	1,985
Less: Inventory reserve	(551)	(577)
Total	$1,357	$1,408

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2021	2020
Compensation	$195	$196
Taxes (non-income)	111	158
Vendor costs	110	118
Warranties	79	87
Insurance	49	48
Interest	23	7
Commissions	21	19
Fair value of derivatives	8	15
Other	196	215
Total	$792	$863

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2020	$(1,481)	$19	$(47)	$(1,509)
Accumulated other comprehensive income (loss) before reclassifications	(19)	(2)	—	(21)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance at March 31, 2021	$(1,500)	$17	$(47)	$(1,530)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2021				2020
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Cost of revenue	—	—	—	—	—	5	—	5
Tax effect	—	—	—	—	—	(1)	—	(1)
	$—	$—	$—	$—	$—	$4	$—	$4

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income (loss). For the three months ended March 31, 2021, a majority of these local currencies weakened against the U.S. dollar, resulting in other comprehensive loss of $19 million compared to other comprehensive loss of $180 million for the three months ended March 31, 2020.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions they hedge are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of: 1) changes in fair value of open derivatives (-$2 million during the three months ended March 31, 2021); and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period that is reclassified into earnings in the current period ($0 during the three months ended March 31, 2021).

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Wellbore Technologies	$413	$691
Completion & Production Solutions	439	675
Rig Technologies	431	557
Eliminations	(34)	(40)
Total revenue	$1,249	$1,883

Operating profit (loss):
Wellbore Technologies	$(14)	(663)
Completion & Production Solutions	(17)	(1,013)
Rig Technologies	(8)	(202)
Eliminations and corporate costs	(49)	(72)
Total operating profit (loss)	$(88)	$(1,950)

Operating profit (loss)%:
Wellbore Technologies	(3.4%)	(95.9%)
Completion & Production Solutions	(3.9%)	(150.1%)
Rig Technologies	(1.9%)	(36.3%)
Total operating profit (loss)%	(7.0%)	(103.6%)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

First quarter 2021 operating profit includes pre-tax charges for severance, facility closures and other items ($9 million). First quarter 2020 operating profit (loss) includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived  intangible and long-lived tangible assets ($1,891 million); inventory charges ($114 million); and, severance, facility closures and other items ($18 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended March 31,
	2021					2020
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total	Technologies	Solutions	Technologies	Eliminations	Total
North America	$188	$162	$55	$—	$405	$361	$225	$77	$—	$663
International	211	264	369	—	844	313	437	470	—	1,220
Eliminations	14	13	7	(34)	—	17	13	10	(40)	—
	$413	$439	$431	$(34)	$1,249	$691	$675	$557	$(40)	$1,883

Land	$294	$265	$91	$—	$650	$529	$416	$151	$—	$1,096
Offshore	105	161	333	—	599	145	246	396	—	787
Eliminations	14	13	7	(34)	—	17	13	10	(40)	—
	$413	$439	$431	$(34)	$1,249	$691	$675	$557	$(40)	$1,883

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $12.5 million for the three months ended March 31, 2021, primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,632 million. The Company expects to recognize approximately $707 million in revenue for the remaining performance obligations in 2021, and $2,925 million in 2022 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of net contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$611	$354
Provision	(1)	-
Billings	(226)	204
Revenue recognized	214	(205)
Currency translation adjustments and other	(21)	(4)
Balance at March 31, 2021	$577	$349

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of Receivables and Contract Assets.  The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2021, allowance for credit losses totaled $98 million.

7.	Leases

The Company leases certain facilities and equipment to support its operations around the world.  These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent.  Renewal options are common in longer term leases; however, it is rare that the Company is reasonably certain to exercise a renewal option at the inception of a least due to the cyclical nature of the Company’s business.  Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company sub-leases excess facility space, generally at terms similar to the source lease. The Company reviews agreements at inception to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as implicit interest rate in most of the Company’s leases is not readily determinable.

Components of leases are as follows (in millions):

	March 31,	December 31,
	2021	2020
Current portion of lease liabilities:
Operating	$81	$82
Financing	25	28
Total	$106	$110

	March 31,	December 31,
	2021	2020
Long-term portion of lease liability:
Operating	$361	$376
Financing	229	$236
Total	$590	$612

8.Debt

Debt consists of (in millions):

	March 31,	December 31,
	2021	2020
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,089	$1,089
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	493	493
$0.2 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	182	182
Other debt	87	70
Total debt	1,851	1,834
Less current portion	182	-
Long-term debt	$1,669	$1,834

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2021, the Company was in compliance with a debt-to-capitalization ratio of 29.0% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2021, the Company was in compliance. Other debt at March 31, 2021 included $25 million of funding provided by a minority interest partner of an NOV consolidated joint venture.

The Company had $444 million of outstanding letters of credit at March 31, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2021 and December 31, 2020, the fair value of the Company’s unsecured Senior Notes approximated $1,690 million and $1,833 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At March 31, 2021 and December 31, 2020, the carrying value of the Company’s unsecured Senior Notes approximated $1,764 million.

Subsequent Event: Redemption of unsecured Senior Notes Due 2022

On April 9, 2021, the Company repaid the entire outstanding balance ($182 million) of its 2.60% unsecured Senior Notes due December 2022 using available cash balances. Upon redemption, the Company paid $191 million, which included a redemption premium of $6.8 million as well as accrued and unpaid interest of $1.7 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.1 million in the second quarter, including a make whole premium of $6.8 million and non-cash charges of $0.3 million to write-off unamortized discount and debt issuance costs.  Following the repayment, the Company’s earliest bond maturity is in 2029.
9.	Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was 5.0% and 7.1%, respectively. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2021 and 2020.   The effective tax rate for 2021 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.  The effective tax rate for 2020 was negatively impacted by losses in certain jurisdictions with no tax benefit as well as the impairment of nondeductible goodwill, partially offset by an income tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years.

10.	Stock-Based Compensation

The Company’s stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 20, 2020. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 42.7 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2018 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At March 31, 2021, approximately 13.3 million shares remain available for future grants under the 2018 Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

On February 22, 2021, under the 2018 Plan, the Company granted 1,678,013 stock options with a fair value of $5.75 per option and an exercise price of $15.00 per share; 2,972,175 shares of restricted stock and restricted stock units with a fair value of $15.00 per share; and performance share awards (PSAs) to senior management employees with potential payouts varying from zero to 1,434,000 shares. The stock options vest over a three-year period from the grant date. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2021 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

Total stock-based compensation for all stock-based compensation arrangements under the Plan and the 2018 Plan was $20 million and $27 million for the three months ended March 31, 2021 and 2020, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the Plan for both the three months ended March 31, 2021 and 2020.

11.	Derivative Financial Instruments

The Company uses derivative instruments to manage certain foreign currency exchange rate risks associated with sourcing goods and services in a currency different than the currency of sale. Forward currency contracts are executed to manage the foreign exchange risk on forecasted revenues and expenses denominated in currencies other than the functional currency of the operating unit (cash flow hedges). In addition, the Company executes forward currency contracts to manage the foreign currency risk on recognized nonfunctional currency monetary accounts (non-designated hedges).

The Company had the following outstanding foreign currency forward contracts at March 31, 2021 (in millions):

	Currency Denomination
	March 31,		December 31,
Foreign Currency	2021		2020
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	3,131	NOK	3,817
Russian Ruble	RUB	1,159	RUB	1,118
Mexican Peso	MXN	421	MXN	402
Japanese Yen	JPY	390	JPY	340
U.S. Dollar	USD	308	USD	367
Euro	EUR	131	EUR	116
South African Rand	ZAR	124	ZAR	124
Singapore Dollar	SGD	31	SGD	31
British Pound Sterling	GBP	17	GBP	18
Danish Krone	DKK	5	DKK	875
Canadian Dollar	CAD	2	CAD	1
Brazilian Real	BRL	-	BRL	768

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

The Company expects ($19) million of the accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in other income (expense), together with the foreign exchange driven value changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($4) million and ($43) million for the three months ended March 31, 2021 and 2020, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$4	$17	Accrued liabilities	$6	$11
Foreign exchange contracts	Other Assets	—	12	Other liabilities	—	-

Total derivatives designated as hedging instruments under ASC Topic 815		$4	$29		$6	$11

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$20	$17	Accrued liabilities	$2	$4
Foreign exchange contracts	Other Assets	3	—	Other Liabilities	—	—

Total derivatives not designated as hedging instruments under ASC Topic 815		$23	$17		$2	$4

Total derivatives		$27	$46		$8	$15

12.	Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss attributable to Company	$(115)	$(2,047)
Denominator:
Basic—weighted average common shares outstanding	385	383
Dilutive effect of employee stock options and other
unvested stock awards	—	—
Diluted outstanding shares	385	383

Net loss attributable to Company per share:
Basic	$(0.30)	$(5.34)
Diluted	$(0.30)	$(5.34)

Cash dividends per share	$—	$0.05

ASC Topic 260, “Earnings Per Share” requires companies with unvested participating securities to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Net income (loss) attributable to Company allocated to these participating securities was immaterial for the three months ended March 31, 2021 and 2020 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 24 million shares and 27 million shares for each of the three months ended March 31, 2021 and 2020, respectively.

13.	Cash Dividends

Cash dividends were $0 and $19 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability.  For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of March 31, 2021, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

Risks and Uncertainties

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are not probable but are reasonably possible. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgement concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect in some instances.  The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations.  These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of uncertainty and risk inherent to litigation and arbitration, actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of trade secrets and confidential information, patents and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and difficulty in predicting the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in the loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

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

COVID-19

The COVID-19 pandemic continues to adversely impact many jurisdictions and  disrupt normal economic activities. The demand for energy continues to be constrained with adverse consequences for our customers and for the Company. As a result, the Company may be exposed to additional liabilities and risks.

Due to these market conditions, demand for our products and services has declined. Our customers may attempt to cancel or delay projects, cancel contracts or may invoke force majure clauses. Our customers may also seek to delay or may default on their payments to us.  Further, we have seen, and expect to see, an increasing number of energy companies filing bankruptcy. Our collection of receivables could be materially delayed and/or impaired.

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
15.	New Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 for the first quarter of 2021 with no material impact on the company’s financial position, results of operations and cash flows.

Recently Issued Accounting Standards

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

Rig Technologies supports land and offshore drillers. Demand for the segment’s products depends on drilling contractors’ and oil and gas companies’ capital spending plans, specifically capital expenditures on rig construction and refurbishment; and secondarily on the overall level of oilfield drilling activity, which drives demand for spare parts, service, and repair for the segment’s large installed base of equipment. The segment also designs and builds equipment for wind turbine installation companies, where demand is dependent on global investment into offshore wind energy developments.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2020, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition (See Note 6); allowance for doubtful accounts; inventory reserves; impairment of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); goodwill and other indefinite-lived intangible assets; purchase price allocation of acquisitions; warranties; and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2021, the Company generated a net loss of $115 million, compared to a net loss of $347 million in the fourth quarter of 2020 and a net loss of $2,047 million in the first quarter of 2020. Operating loss for the first quarter of 2021 was $88 million, compared to an operating loss of $301 million in the fourth quarter of 2020 and an operating loss of $1,950 million in the first quarter of 2020. First quarter 2021 Adjusted EBITDA was $0 million, compared to $17 million in the fourth quarter of 2020 and $178 million in the first quarter of 2020.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $413 million in the first quarter of 2021, an increase of 11 percent from the fourth quarter of 2020 and a decrease of 40 percent from the first quarter of 2020. The sequential increase in revenue was driven by improving drilling activity in the Western Hemisphere, partially offset by seasonality in the Eastern Hemisphere. Operating loss improved $64 million sequentially to $14 million, or 3.4 percent of sales, and included $6 million of other items. Adjusted EBITDA increased $22 million sequentially to $34 million, or 8.2 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $439 million in the first quarter of 2021, a decrease of 20 percent from the fourth quarter of 2020 and a decrease of 35 percent from the first quarter of 2020. The sharp sequential decline in revenue was primarily the result of severe weather disruptions, certain project delays, COVID-19 shutdowns in Southeast Asia, and raw material shortages for the segment’s Fiberglass business unit. Operating loss improved $14 million sequentially to $17 million, or 3.9 percent of sales, and included -$2 million in other items. Adjusted EBITDA decreased $32 million sequentially to -$4 million, or -0.9 percent of sales.

New orders booked during the quarter totaled $338 million, representing a book-to-bill of 127 percent when compared to the $267 million of orders shipped from backlog. For 2021, the segment began including Denali brand underground fiberglass tanks in its capital equipment backlog, increasing the January 1, 2021 backlog balance by $57 million. Book-to-bill for the quarter was 115 percent excluding Denali. At March 31, 2021, backlog for capital equipment orders for Completion & Production Solutions was $810 million.

Rig Technologies

Rig Technologies generated revenues of $431 million in the first quarter of 2021, a decrease of one percent from the fourth quarter of 2020 and a decrease of 23 percent from the first quarter of 2020. Revenue declined due to soft orders and lower backlog in the segment’s rig equipment business, partially offset by growing demand for offshore wind related equipment and the initial progress on the first two rigs to be built at the Company’s new manufacturing facility in Saudi Arabia. Operating loss improved $124 million to $8 million, or 1.9 percent of sales, and included $3 million of other items. Adjusted EBITDA decreased $6 million sequentially to $13 million, or 3.0 percent of sales. Profitability was negatively impacted by the decline in revenue, a less favorable product mix and costs associated with severe weather disruptions.

New orders booked during the quarter totaled $112 million, representing a book-to-bill of 59 percent when compared to the $190 million of orders shipped from backlog. At March 31, 2021, backlog for capital equipment orders for Rig Technologies was $2.59 billion.

Oil & Gas Equipment and Services Market and Outlook

During the first quarter of 2020, the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as countries took measures that curtailed economic activity to slow the spread of the outbreak. Companies across the industry responded with severe capital spending budget cuts, cost reductions, personnel layoffs, facility closures and bankruptcy filings. COVID-19 continued to spread throughout 2020, extending depressed demand, uncertainty and additional spending reductions across the oil and gas industry, causing the U.S. rig count to fall to its lowest level since 1940 in August 2020.

During the fourth quarter of 2020 and the first quarter of 2021, rising activity levels in the U.S. drove higher revenues for NOV’s short-cycle businesses in North America. These modest improvements were more than offset by a continued decline in international drilling activity and limited demand for capital equipment, a condition management anticipates will continue through at least the first half of 2021. Accelerating distribution of COVID-19 vaccines are expected to support the reopening of economies around the world and large government economic stimulus programs should hasten and amplify that recovery.  Improving economic activity should drive higher demand for oil and gas, potentially setting the stage for a synchronized global recovery in drilling activity.

Management is optimistic that recovering market fundamentals and the actions NOV has taken to position its business for the future will drive growth and improved profitability for the company. NOV remains committed to streamlining operations and improving organizational efficiencies while focusing on investing in innovative products and services, including environmentally friendly technologies, that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position, regardless of the market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2021 and 2020, and the fourth quarter of 2020 include the following:

				%	%
				1Q21	1Q21
	1Q21*	1Q20*	4Q20*	1Q20	4Q20
Active Drilling Rigs:
U.S.	393	784	311	(49.9%)	26.4%
Canada	144	196	89	(26.5%)	61.8%
International	697	1,073	664	(35.0%)	5.0%
Worldwide	1,234	2,053	1,064	(39.9%)	16.0%

West Texas Intermediate Crude Prices (per barrel)	$57.80	$45.99	$42.46	25.7%	36.1%

Natural Gas Prices ($/mmbtu)	$3.56	$1.88	$2.50	89.4%	42.4%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2021, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	1Q19	2Q19	3Q19	4Q19	1Q20	2Q20	3Q20	4Q20	1Q21
Total Rigs	2,260	2,210	2,197	2,071	2,053	1,255	1,033	1,064	1,234
Canada	185	83	132	139	196	25	49	89	144
US	1,046	989	920	821	784	396	254	311	393
International	1,029	1,138	1,145	1,111	1,073	834	730	664	697
W. TX Int. ($)	$54.83	$59.78	$56.37	$56.92	$45.99	$28.81	$41.05	$42.46	$57.80

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 16 percent, and the U.S. increased 26 percent (from 311 to 393), in the first quarter of 2021 compared to the fourth quarter of 2020. The average per barrel price of West Texas Intermediate Crude Oil increased 36 percent (from $42.46 per barrel to $57.80 per barrel) and natural gas prices increased 42 percent (from $2.50 per mmbtu to $3.56 per mmbtu) in the first quarter of 2021 compared to the fourth quarter of 2020.

U.S. rig activity at April 16, 2021 was 439 rigs, increasing 12 percent compared to the first quarter of 2021 average of 393 rigs. The price for West Texas Intermediate Crude Oil was at $63.13 per barrel at April 16, 2021, increasing nine percent from the first quarter of 2021 average. The price for natural gas was at $2.68 per mmbtu at April 16, 2021, decreasing 25 percent from the first quarter of 2021 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Wellbore Technologies	$413	$691
Completion & Production Solutions	439	675
Rig Technologies	431	557
Eliminations	(34)	(40)
Total revenue	$1,249	$1,883

Operating profit (loss):
Wellbore Technologies	$(14)	(663)
Completion & Production Solutions	(17)	(1,013)
Rig Technologies	(8)	(202)
Eliminations and corporate costs	(49)	(72)
Total operating profit (loss)	$(88)	$(1,950)

Operating profit (loss)%:
Wellbore Technologies	(3.4%)	(95.9%)
Completion & Production Solutions	(3.9%)	(150.1%)
Rig Technologies	(1.9%)	(36.3%)
Total operating profit (loss)%	(7.0%)	(103.6%)

Wellbore Technologies

Three months ended March 31, 2021 and 2020. Revenue from Wellbore Technologies was $413 million for the three months ended March 31, 2021, compared to $691 million for the three months ended March 31, 2020, a decrease of $278 million or 40 percent.

Operating loss from Wellbore Technologies was $14 million for the three months ended March 31, 2021 compared to an operating loss of $663 million for the three months ended March 31, 2020, an increase of $649 million primarily due to the impairment of certain assets in 2020.

Completion & Production Solutions

Three months ended March 31, 2021 and 2020. Revenue from Completion & Production Solutions was $439 million for the three months ended March 31, 2021, compared to $675 million for the three months ended March 31, 2020, a decrease of $236 million or 35 percent.

Operating loss from Completion & Production Solutions was $17 million for the three months ended March 31, 2021 compared to $1,013 million for the three months ended March 31, 2020, an increase of $996 million primarily due to the impairment of certain assets in 2020.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $810 million at March 31, 2021, a decrease of 32 percent from backlog of $1.2 billion at March 31, 2020. Although numerous factors affect the timing of revenue out of backlog, the Company reasonably expects approximately $657 million of revenue out of backlog for the remainder of 2021 and approximately $153 million of revenue out of backlog in 2022 and thereafter. At March 31, 2021, approximately 56 percent of the capital equipment backlog was for offshore products and approximately 77 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three months ended March 31, 2021 and 2020. Revenue from Rig Technologies was $431 million for the three months ended March 31, 2021, compared to $557 million for the three months ended March 31, 2020, a decrease of $126 million or 23 percent.

Operating loss from Rig Technologies was $8 million for the three months ended March 31, 2021 compared to $202 million for the three months ended March 31, 2020, an increase of $194 million primarily due to the impairment of certain assets in 2020.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog when the Company receives a firm written order for major drilling rig components or a signed contract for a construction project. The capital equipment backlog was $2.6 billion at March 31, 2021, a decrease of 12 percent, from backlog of $2.9 billion at March 31, 2020. Although numerous factors affect the timing of revenue out of backlog, the Company reasonably expects approximately $422 million of revenue out of backlog for the remainder of 2021 and approximately $2.2 billion of revenue out of backlog in 2022 and thereafter. At March 31, 2021, approximately 22 percent of the capital equipment backlog was for offshore products and approximately 90 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $49 million for the three months ended March 31, 2021, compared to $72 million for the three months ended March 31, 2020. The decrease is primarily due to the change in intersegment eliminations. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $10 million for the three months ended March 31, 2021 compared to expenses of $3 million for the three months ended March 31, 2020. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was 5.0% and 7.1%, respectively. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2021 and 2020.   The effective tax rate for 2021 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.  The effective tax rate for 2020 was negatively impacted by losses in certain jurisdictions with no tax benefit as well as the impairment of nondeductible goodwill, partially offset by an income tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2021	2020	2020
Operating loss:
Wellbore Technologies	$(14)	$(663)	$(78)
Completion & Production Solutions	(17)	(1,013)	(31)
Rig Technologies	(8)	(202)	(132)
Eliminations and corporate costs	(49)	(72)	(60)
Total operating loss	$(88)	$(1,950)	$(301)

Other items:
Wellbore Technologies	$6	$715	$46
Completion & Production Solutions	(2)	1,054	43
Rig Technologies	3	238	132
Corporate	2	16	15
Total other items	$9	$2,023	$236

Depreciation & amortization:
Wellbore Technologies	$42	$51	$44
Completion & Production Solutions	15	30	16
Rig Technologies	18	20	19
Corporate	4	4	3
Total depreciation & amortization	$79	$105	$82

Adjusted EBITDA:
Wellbore Technologies	$34	$103	$12
Completion & Production Solutions	(4)	71	28
Rig Technologies	13	56	19
Eliminations and corporate costs	(43)	(52)	(42)
Total Adjusted EBITDA	$—	$178	$17

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(115)	$(2,047)	$(347)
Noncontrolling interests	1	(2)	(1)
Provision (benefit) for income taxes	(6)	(156)	22
Interest expense	20	22	19
Interest income	(2)	(3)	(2)
Equity loss in unconsolidated affiliate	4	233	10
Other (income) expense, net	10	3	(2)
Depreciation and amortization	79	105	82
Other items	9	2,023	236
Total Adjusted EBITDA	$—	$178	$17

Liquidity and Capital Resources

Overview

At March 31, 2021, the Company had cash and cash equivalents of $1,607 million and total debt of $1,851 million. At December 31, 2020, cash and cash equivalents were $1,692 million and total debt was $1,834 million. As of March 31, 2021, approximately $850 million of the $1,607 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2021, the Company was in compliance with a debt-to-capitalization ratio of 29.0% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2020, the Company was in compliance.

The Company’s outstanding debt at March 31, 2021 was $1,851 million and consisted of $1,089 million in 3.95% Senior Notes, $493 million in 3.60% Senior Notes, $182 million in 2.60% Senior Notes, and other debt of $87 million. The Company was in compliance with all covenants at March 31, 2021.

On April 9, 2021, the Company repaid the entire outstanding balance ($182 million) of its 2.60% unsecured Senior Notes due December 2022 using available cash balances. Upon redemption, the Company paid $191 million, which included a redemption premium of $6.8 million as well as accrued and unpaid interest of $1.7 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.1 million, which included the make whole premium of $6.8 million and non-cash charges of $0.3 million attributable to the write-off of unamortized discount and debt issuance costs.  Following the repayment, the Company’s earliest bond maturity is in 2029.

The Company had $444 million of outstanding letters of credit at March 31, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used by) operating activities	$(27)	$39
Net cash used in investing activities	(51)	(53)
Net cash used in financing activities	(3)	(43)

Significant sources and uses of cash during the first three months of 2021

•	Cash flows used by operating activities was $27 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable).
•	Capital expenditures were $49 million.

Other

The effect of the change in exchange rates on cash flows was a decrease of $4 million and an increase of $1 million for the first three months of 2021 and 2020, respectively.

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

Forward-Looking Statements

Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. All statements herein regarding expected merger synergies are forward-looking statements. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, difficulties encountered in integrating mergers and acquisitions, and worldwide economic activity. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations generally do not affect income since their functional currency is typically the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign exchange loss in our income statement for the first three months of 2021 of $10 million, compared to nil in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $362 million and translation exposures totaling $381 million as of March 31, 2021. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $29 million and the translational exposures could affect Other Comprehensive Income by $38 million.

The counterparties to forward contracts are major financial institutions. We monitor the credit ratings and our concentration of credit risk with these financial institutions on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, which are net-settled instruments, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At March 31, 2021, borrowings consisted of $1,089 million in 3.95% Senior Notes, $493 million in 3.60% Senior Notes, and $182 million in 2.60% Senior Notes. At March 31, 2021, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs*
January 1 through January 31, 2021	—	—	—	—
February 1 through February 28, 2021	867	$15.22	—	—
March 1 through March 31, 2021	—	—	—	—
Total (1)	867	$15.22	—

*Amounts in thousands

(1)

The 867 thousand shares listed as “purchased” during 2021 were withheld from employee’s vesting restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 29.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

4.1	Description of Securities (13)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(2)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (3)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (11)

10.15	Form on Restricted Stock Agreement (2019) (11)

10.16	Form of Performance Award Agreement (2019) (11)

10.17	Form of Performance Award Agreement (2020) (12)

10.18	Form of Performance Award Agreement (2021) (14)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (14)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (14)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (14)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 21, 2020.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2019.

(4)	Filed as Appendix I to our Proxy Statement filed on April 15, 2019.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 4, 2020.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2014.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

(11)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.

(12)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2020.

(13)	Filed as an Exhibit to our Annual Report on Form 10-K filed on February 12, 2021.

(14)	Filed herewith.

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

Date: April 28, 2021	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)