Form 10-Q
period 2021-06-30
NOV Inc.
filed 2021-07-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

(713) 341-4802

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 16, 2021 the registrant had 390,704,130 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,572	$1,692
Receivables, net	1,258	1,274
Inventories, net	1,322	1,408
Contract assets	534	611
Prepaid and other current assets	222	224
Total current assets	4,908	5,209
Property, plant and equipment, net	1,871	1,927
Lease right-of-use assets, operating	369	371
Lease right-of-use assets, financing	183	195
Goodwill	1,495	1,493
Intangibles, net	508	527
Investment in unconsolidated affiliates	45	51
Other assets	222	156
Total assets	$9,601	$9,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$526	$489
Accrued liabilities	771	863
Contract liabilities	392	354
Current portion of lease liabilities	105	110
Accrued income taxes	16	51
Total current liabilities	1,810	1,867
Lease liabilities	595	612
Long-term debt	1,686	1,834
Deferred income taxes	72	78
Other liabilities	260	259
Total liabilities	4,423	4,650

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 390,629,483 and 388,255,374 shares issued and outstanding at June 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	8,618	8,591
Accumulated other comprehensive loss	(1,497)	(1,509)
Retained deficit	(2,017)	(1,876)
Total Company stockholders' equity	5,108	5,210
Noncontrolling interests	70	69
Total stockholders’ equity	5,178	5,279
Total liabilities and stockholders’ equity	$9,601	$9,929

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$1,417	$1,496	$2,666	$3,379
Cost of revenue	1,186	1,359	2,279	3,018
Gross profit	231	137	387	361
Selling, general and administrative	219	237	463	520
Goodwill and indefinite-lived intangible asset impairment	—	—	—	1,378
Long-lived asset impairment	—	—	—	513
Operating profit (loss)	12	(100)	(76)	(2,050)
Interest and financial costs	(19)	(22)	(39)	(44)
Interest income	2	2	4	5
Equity loss in unconsolidated affiliates	—	(6)	(4)	(239)
Other income (expense), net	(16)	(8)	(26)	(11)
Loss before income taxes	(21)	(134)	(141)	(2,339)
Provision (benefit) for income taxes	2	(47)	(4)	(203)
Net loss	(23)	(87)	(137)	(2,136)
Net loss attributable to noncontrolling interests	3	6	4	4
Net loss attributable to Company	$(26)	$(93)	$(141)	$(2,140)

Net loss attributable to Company per share:
Basic	$(0.07)	$(0.24)	$(0.37)	$(5.57)
Diluted	$(0.07)	$(0.24)	$(0.37)	$(5.57)

Cash dividends per share	$-	$-	$-	$0.05

Weighted average shares outstanding:
Basic	386	385	386	384
Diluted	386	385	386	384

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(23)	$(87)	$(137)	$(2,136)
Currency translation adjustments	37	9	18	(171)
Changes in derivative financial instruments, net of tax	(4)	33	(6)	(19)
Comprehensive income (loss)	10	(45)	(125)	(2,326)
Comprehensive income attributable to noncontrolling interest	3	6	4	4
Comprehensive income (loss) attributable to Company	$7	$(51)	$(129)	$(2,330)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(137)	$(2,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156	187
Provision for inventory losses	22	152
Deferred income taxes	(7)	(64)
Loss on extinguishment of debt	7	—
Equity loss in unconsolidated affiliates	4	239
Goodwill and indefinite-lived intangible asset impairment	—	1,378
Long-lived asset impairment	—	513
Other, net	44	71
Change in operating assets and liabilities, net of acquisitions:
Receivables	1	356
Inventories	64	123
Contract assets	77	127
Prepaid and other current assets	4	42
Accounts payable	37	(160)
Accrued liabilities	(88)	(174)
Contract liabilities	38	(20)
Income taxes payable	(36)	18
Other assets/liabilities, net	(36)	(235)
Net cash provided by operating activities	150	417

Cash flows from investing activities:
Purchases of property, plant and equipment	(98)	(124)
Other	9	13
Net cash used in investing activities	$(89)	$(111)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	34	25
Payments against lines of credit and other debt	(183)	—
Cash dividends paid	—	(19)
Other	(33)	(33)
Net cash used in financing activities	(182)	(27)
Effect of exchange rates on cash	1	(3)
Increase (decrease) in cash and cash equivalents	(120)	276
Cash and cash equivalents, beginning of period	1,692	1,171
Cash and cash equivalents, end of period	$1,572	$1,447

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$39	$42
Income taxes	$(85)	$(63)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net loss	—	—	—	—	(115)	(115)	1	(114)
Other comprehensive loss	—	—	—	(21)	—	(21)	—	(21)
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	-	(1)	(1)
Balance at March 31, 2021	390	$4	$8,598	$(1,530)	$(1,991)	$5,081	$69	$5,150
Net income (loss)	—	—	—	—	(26)	(26)	3	(23)
Other comprehensive income	—	—	—	33	—	33	—	33
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	1	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	391	$4	$8,618	$(1,497)	$(2,017)	$5,108	$70	$5,178

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	—	(2,047)	(2,047)	(2)	(2,049)
Other comprehensive income	—	—	—	(232)	—	(232)	—	(232)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	—	(5)	(5)	—	(5)
Stock-based compensation	—	—	27	—	—	27	—	27
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(18)	—	—	(18)	—	(18)
Other	—	—	—	—	—	—	2	2
Balance at March 31, 2020	388	$4	$8,516	$(1,655)	$(1,381)	$5,484	$68	$5,552
Net income	—	—	—	—	(93)	(93)	6	(87)
Other comprehensive income	—	—	—	42	—	42	—	42
Stock-based compensation	—	—	27	—	—	27	—	27
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	388	$4	$8,543	$(1,613)	$(1,474)	$5,460	$73	$5,533

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2.	Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2021	2020
Raw materials and supplies	$362	$373
Work in process	233	189
Finished goods and purchased products	1,236	1,423
	1,831	1,985
Less: Inventory reserve	(509)	(577)
Total	$1,322	$1,408

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2021	2020
Compensation	$193	$196
Taxes (non-income)	123	158
Vendor costs	110	118
Warranties	78	87
Insurance	52	48
Commissions	20	19
Fair value of derivatives	10	15
Interest	6	7
Other	179	215
Total	$771	$863

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2020	$(1,481)	$19	$(47)	$(1,509)
Accumulated other comprehensive income (loss) before reclassifications	18	(3)	—	15
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Balance at June 30, 2021	$(1,463)	$13	$(47)	$(1,497)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2021				2020
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$(1)	$—	$(1)	$—	$2	$—	$2
Cost of revenue	—	(3)	—	(3)	—	10	—	10
Tax effect	—	1	—	1	—	(2)	—	(2)
	$—	$(3)	$—	$(3)	$—	$10	$—	$10

	Six Months Ended June 30,
	2021				2020
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$(1)	$—	$(1)	$—	$2	$—	$2
Cost of revenue	—	(3)	—	(3)	—	15	—	15
Tax effect	—	1	—	1	—	(3)	—	(3)
	$—	$(3)	$—	$(3)	$—	$14	$—	$14

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($1) million and ($3) million during the three and six months ended June 30, 2021; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period of ($3) million and ($3) million during the three and six months ended June 30, 2021.

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Wellbore Technologies	$463	$442	$876	$1,133
Completion & Production Solutions	497	611	936	1,286
Rig Technologies	487	476	918	1,033
Eliminations	(30)	(33)	(64)	(73)
Total revenue	$1,417	$1,496	$2,666	$3,379

Operating profit (loss):
Wellbore Technologies	$6	(67)	$(8)	$(730)
Completion & Production Solutions	(6)	42	(23)	(971)
Rig Technologies	49	(25)	41	(227)
Eliminations and corporate costs	(37)	(50)	(86)	(122)
Total operating profit (loss)	$12	$(100)	$(76)	$(2,050)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Operating loss for the six months ended June 30, 2021, includes pre-tax charges of $42 million (severance, facility closure, and inventory write downs) net of related credits of $18 million. Operating loss for the six months ended June 30, 2020, includes pre-tax charges for impairment of goodwill, indefinite-lived and finite-lived intangible and long-lived tangible assets ($1,891 million); inventory charges ($132 million); and, severance, facility closures and other items ($102 million).

6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended June 30,
	2021					2020
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$215	$209	$69	$—	$493	$183	$181	$53	$—	$417
International	233	278	413	—	924	246	419	414	—	1,079
Eliminations	15	10	5	(30)	—	13	11	9	(33)	—
	$463	$497	$487	$(30)	$1,417	$442	$611	$476	$(33)	$1,496

Land	$330	$329	$113	$—	$772	$296	$345	$113	$—	$754
Offshore	118	158	369	—	645	133	255	354	—	742
Eliminations	15	10	5	(30)	—	13	11	9	(33)	—
	$463	$497	$487	$(30)	$1,417	$442	$611	$476	$(33)	$1,496

	Six Months Ended June 30,
	2021					2020
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$403	$371	$124	$—	$898	$544	$406	$130	$—	$1,080
International	444	542	782	—	1,768	559	856	884	—	2,299
Eliminations	29	23	12	(64)	—	30	24	19	(73)	—
	$876	$936	$918	$(64)	$2,666	$1,133	$1,286	$1,033	$(73)	$3,379

Land	$624	$594	$204	$—	$1,422	$825	$761	$264	$—	$1,850
Offshore	223	319	702	—	1,244	278	501	750	—	1,529
Eliminations	29	23	12	(64)	—	30	24	19	(73)	—
	$876	$936	$918	$(64)	$2,666	$1,133	$1,286	$1,033	$(73)	$3,379

Rig Technologies’ second quarter 2021 revenue included $74 million related to the cancelation of offshore rig projects.

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $9 million for the three months ended June 30, 2021 primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,867 million. The Company expects to recognize approximately $594 million in revenue for the remaining performance obligations in 2021 and $3,273 million in 2022 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$611	$354
Provision	(1)	—
Billings	(414)	492
Revenue recognized	427	(374)
Currency translation adjustments and other	(89)	(80)
Balance at June 30, 2021	$534	$392

Contract Assets and Liabilities

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of Receivables and Contract Assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2021, allowance for credit losses totaled $98 million.

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2021	2020
Current portion of lease liabilities:
Operating	$80	$82
Financing	25	28
Total	$105	$110

	June 30,	December 31,
	2021	2020
Long-term portion of lease liability:
Operating	$371	$376
Financing	224	$236
Total	$595	$612

8.	Debt

Debt consists of (in millions):

	June 30,	December 31,
	2021	2020
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,089	$1,089
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	494	493
$0.2 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	-	182
Other debt	103	70
Total	$1,686	$1,834

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2021, the Company was in compliance with a debt-to-capitalization ratio of 27.2% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2021, the Company was in compliance. Other debt at June 30, 2021 included $25 million of funding provided by a minority interest partner of an NOV consolidated joint venture.

On April 8, 2021, the Company extended the maturity date of the revolving credit facility by one additional year to October 30, 2025. The revolving credit facility has a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.655 billion from October 31, 2024, to October 30, 2025.

On April 9, 2021, the Company repaid the entire outstanding balance of $182 million of its 2.60% unsecured Senior Notes due December 1, 2022 using available cash balances. Upon redemption, the Company paid $191 million, which included a redemption premium of $6.8 million as well as accrued and unpaid interest of $1.7 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.1 million in the second quarter, including a make whole premium of $6.8 million and non-cash charges of $0.3 million to write-off unamortized discount and debt issuance costs.  Following the repayment, the Company’s earliest bond maturity is in 2029.

The Company had $470 million of outstanding letters of credit at June 30, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2021 and December 31, 2020, the fair value of the Company’s unsecured Senior Notes approximated $1,610 million and $1,833 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At June 30, 2021 and December 31, 2020, the carrying value of the Company’s unsecured Senior Notes approximated $1,583 million and $1,764 million, respectively.
9.	Income Taxes

The effective tax rate for the three and six months ended June 30, 2021 was (9.5%) and 2.8%, respectively, compared to 35.1% and 8.7% for the same periods in 2020. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2021 and 2020.   The effective tax rate for 2021 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.  The effective tax rate for 2020 was negatively impacted by losses in certain jurisdictions with no tax benefit as well as the impairment of nondeductible goodwill, partially offset by an income tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. In addition, the Company recorded an income tax benefit of $90.3 million in the three and six months ended June 30, 2020 to reflect the Company’s decision to amend its 2016 United States income tax return and resulting net operating loss carryback to 2014.  The income tax receivable of $90.3 million is recorded in Other Assets on the balance sheet as the Company believes the refund will not be received within the next twelve months.
10.	Stock-Based Compensation

On May 19, 2021, the Company granted 78,552 restricted stock awards with a fair value of $16.50 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total expense for all stock-based compensation arrangements was $20 million and $40 million for the three and six months ended June 30, 2021, respectively and $28 million and $55 million for the three and six months ended June 30, 2020, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the Plan for each of the three and six months ended June 30, 2021 and 2020.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2021		2020
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	2,496	NOK	3,817
Russian Ruble	RUB	1,114	RUB	1,118
Mexican Peso	MXN	415	MXN	402
Japanese Yen	JPY	341	JPY	340
U.S. Dollar	USD	291	USD	367
Euro	EUR	131	EUR	116
South African Rand	ZAR	124	ZAR	124
Singapore Dollar	SGD	27	SGD	31
British Pound Sterling	GBP	12	GBP	18
Danish Krone	DKK	12	DKK	875
Canadian Dollar	CAD	—	CAD	1
Brazilian Real	BRL	—	BRL	768

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

The Company expects $18 million of the accumulated other comprehensive income will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($1) million and ($5) million for the three and six months ended June 30, 2021, respectively, and $5 million and ($38) million for the three and six months ended June 30, 2020, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$18	$17	Accrued liabilities	$1	$11
Foreign exchange contracts	Other Assets	—	12	Other liabilities	—	—

Total derivatives designated as hedging instruments under ASC Topic 815		$18	$29		$1	$11

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$5	$17	Accrued liabilities	$9	$4

Total derivatives not designated as hedging instruments under ASC Topic 815		$5	$17		$9	$4

Total derivatives		$23	$46		$10	$15

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Company	$(26)	$(93)	$(141)	$(2,140)
Denominator:
Basic—weighted average common shares outstanding	386	385	386	384
Dilutive effect of employee stock options and other
unvested stock awards	—	—	—	—
Diluted outstanding shares	386	385	386	384

Net loss attributable to Company per share:
Basic	$(0.07)	$(0.24)	$(0.37)	$(5.57)
Diluted	$(0.07)	$(0.24)	$(0.37)	$(5.57)

Cash dividends per share	$—	$-	$—	$0.05

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to Company allocated to participating securities was immaterial for each of the three and six months ended June 30, 2021 and 2020, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 23 million and 21 million shares for the three and six months ended June 30, 2021, respectively, compared to 28 million shares for each of the three and six months ended June 30, 2020, respectively.

13.	Cash Dividends

Cash dividends were $0 for the three and six months ended June 30, 2021 compared to $0 and $19 million for the three and six months ended June 30, 2020. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.
14.	Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States these governmental authorities include: the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state and international environmental agencies and many others. We are unaware of any material unreserved liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes may involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability.  For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of June 30, 2021, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services  become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us.  We may, from time to time, become involved in these investigations, at substantial cost to the Company. We also are subject to trade regulations, supply chain regulations, and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or these regulations may conflict with contractual terms. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings.

The Company is exposed to customs and trade regulation risk in the countries in which we do business or to which we transport goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws may adversely impact our ability to do business in certain countries, e.g.: Iran, Syria, Russia, China and Venezuela.

Uncertainty arising from the COVID-19 pandemic continues to adversely impact many jurisdictions and disrupt normal economic activities. The demand for energy may be constrained with adverse consequences for our customers and for the Company. As a result, the Company may be exposed to additional liabilities and risks.

Due to market conditions and ongoing concerns about the energy transition, demand for our products and services may decline. Our customers may attempt to cancel or delay projects, cancel contracts or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us.

The Company also continues to see operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force, from “shelter in place” orders around the world.  The Company’s ability to perform services could also be impaired and the Company could be exposed to liabilities resulting from interruption in its ability to perform due to limited manpower and travel restrictions.  These potential operational and service delays resulting from the COVID-19 pandemic could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify these risks, but the combination of these factors could have a material impact on our financial results.
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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2021-01 and 2020-04, “Reference Rate Reform (Topic 848)” This ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  Management is currently assessing the impact of adopting ASU 2020-04 on the company’s financial position, results of operations and cash flows.

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and services equipment and technologies needed for hydraulic fracture stimulation, including downhole multistage fracturing tools, pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; well construction, including premium connections and liner hangers; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies. The segment also manufacturers industrial pumps and mixers.

Completion & Production Solutions supports service companies and oil and gas companies. Demand for the segment’s products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors, and capital spending plans by oil and gas companies and oilfield service companies.

The segment also designs and manufactures equipment for industrial markets. This includes specialized, technology-driven progressive cavity pumps and mixers for a wide breadth of industrial end markets with high failure costs. Premium pole products to support connectivity, lighting, and power for municipal and residential applications including 5G, smart-city infrastructure, roads and highways, and energy-grid modernization. Demand for these products is driven by general industrial activity and infrastructure spend.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2021, the Company generated revenues of $1.42 billion, compared to $1.25 billion for the first quarter of 2021 and $1.50 billion for the second quarter of 2020. Operating profit for the second quarter of 2021 was $12 million, compared to an operating loss of $88 million in the first quarter of 2021 and an operating loss of $100 million in the second quarter of 2020. Operating profit includes pre-tax net charges (“other items”, see Other Corporate Items for additional detail) of $15 million. Adjusted EBITDA (operating profit excluding depreciation, amortization, and other items) increased sequentially to $104 million, or 5.9 percent of sales. Other items include restructure charges (severance, facility closure, and inventory write downs) net of related credits.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $463 million in the second quarter of 2021, an increase of 12 percent from the first quarter of 2021 and an increase of five percent from the second quarter of 2020. The increase in revenues was driven by continued growth in North American activity levels and a slight improvement in international markets. Operating profit was $6 million, or 1.3 percent of sales, and included $18 million of other items. Adjusted EBITDA increased $29 million sequentially to $63 million, or 13.6 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $497 million in the second quarter of 2021, an increase of 13 percent from the first quarter of 2021 and a decrease of 19 percent from the second quarter of 2020. Improved sales volume in six of the segment’s eight business units drove the improvement in revenue despite continued COVID operational disruptions. Operating loss was $6 million, or -1.2 percent of sales, and included -$6 million in other items. Adjusted EBITDA increased $8 million sequentially to $4 million, or 0.8 percent of sales.

New orders booked during the quarter totaled $462 million, representing a book-to-bill of 167 percent when compared to the $276 million of orders shipped from backlog. At June 30, 2021, backlog for capital equipment orders for Completion & Production Solutions was $1.0 billion.

Rig Technologies

Rig Technologies generated revenues of $487 million in the second quarter of 2021, an increase of 13 percent from the first quarter of 2021 and an increase of two percent from the second quarter of 2020. Operating profit was $49 million, or 10.1 percent of sales, and included $8 million of other items. Adjusted EBITDA increased $62 million sequentially to $75 million, or 15.4 percent of sales. The second quarter included $74 million of revenue and $57 million of Adjusted EBITDA related to the cancelation of offshore rig projects.

New orders booked during the quarter totaled $232 million, representing a book-to-bill of 138 percent when compared to the $168 million of orders shipped from backlog. At June 30, 2021, backlog for capital equipment orders for Rig Technologies was $2.66 billion.

Oil & Gas Equipment and Services Market and Outlook

During 2020, the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as countries took measures that curtailed economic activity to slow the spread of the outbreak. Companies across the industry responded with severe capital spending budget cuts, curtailed production, cost reductions, personnel layoffs, facility closures and bankruptcy filings.  Beginning late in 2020 and continuing in 2021, commodity prices stabilized and began to recover resulting in improving industry activity levels in North America.

During the first half of 2021, accelerating distribution of COVID-19 vaccines resulted in the gradual reopening of certain economies around the world.  Pent-up consumer and industrial demand combined with government economic stimulus programs to hasten and amplify the recovery resulted in improving economic activity and higher demand for oil and gas, which management believes is setting the stage for a global recovery in drilling activity.

Despite near-term disruptions from ongoing COVID outbreaks, pandemic related supply chain disruptions, and inflationary forces, management is optimistic that improving market fundamentals and the actions NOV has taken to position its business for the future will drive growth and improve profitability for the company. NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including environmentally friendly technologies, that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position, regardless of the market.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2021 and 2020, and the first quarter of 2021 include the following:

				%	%
				2Q21	2Q21
	2Q21*	2Q20*	1Q21*	2Q20	1Q21
Active Drilling Rigs:
U.S.	451	396	393	13.9%	14.8%
Canada	73	25	144	192.0%	(49.3%)
International	734	834	697	(12.0%)	5.3%
Worldwide	1,258	1,255	1,234	0.2%	1.9%

West Texas Intermediate Crude Prices (per barrel)	$66.09	$27.81	$57.80	137.6%	14.3%

Natural Gas Prices ($/mmbtu)	$2.91	$1.67	$3.56	74.3%	(18.3%)

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2021, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	2Q19	3Q19	4Q19	1Q20	2Q20	3Q20	4Q20	1Q21	2Q21
Total Rigs	2,210	2,197	2,071	2,053	1,255	1,033	1,064	1,234	1,258
Canada	83	132	139	196	25	49	89	144	73
US	989	920	821	784	396	254	311	393	451
International	1,138	1,145	1,111	1,073	834	730	664	697	734
W. TX Int. ($)	$59.78	$56.37	$56.92	$45.99	$27.81	$41.05	$42.46	$57.80	$66.09

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

The worldwide quarterly average rig count increased two percent (from 1,234 to 1,258), and the U.S. increased 15 percent (from 393 to 451), in the second quarter of 2021 compared to the first quarter of 2021. The average per barrel price of West Texas Intermediate Crude Oil increased 14 percent (from $57.80 per barrel to $66.09 per barrel) and natural gas prices decreased 18 percent (from $3.56 per mmbtu to $2.91 per mmbtu) in the second quarter of 2021 compared to the first quarter of 2021.

At July 16, 2021, there were 634 rigs actively drilling in North America, which increased 21 percent from the second quarter average of 524 rigs. The price for West Texas Intermediate Crude Oil was $71.48 per barrel at July 16, 2021, an increase of eight percent from the second quarter of 2021 average. The price for natural gas was $3.62 per mmbtu at July 16, 2021, an increase of 24 percent from the second quarter of 2021 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Wellbore Technologies	$463	$442	$876	$1,133
Completion & Production Solutions	497	611	936	1,286
Rig Technologies	487	476	918	1,033
Eliminations	(30)	(33)	(64)	(73)
Total revenue	$1,417	$1,496	$2,666	$3,379

Operating profit (loss):
Wellbore Technologies	$6	(67)	$(8)	$(730)
Completion & Production Solutions	(6)	42	(23)	(971)
Rig Technologies	49	(25)	41	(227)
Eliminations and corporate costs	(37)	(50)	(86)	(122)
Total operating profit (loss)	$12	$(100)	$(76)	$(2,050)

Wellbore Technologies

Three and six months ended June 30, 2021 and 2020. Revenue from Wellbore Technologies was $463 million for the three months ended June 30, 2021, compared to $442 million for the three months ended June 30, 2020, an increase of $21 million or five percent. For the six months ended June 30, 2021, revenue from Wellbore Technologies was $876 million compared to $1,133 million for the six months ending June 30, 2020, a decrease of $257 million or 23 percent.

Operating profit from Wellbore Technologies was $6 million for the three months ended June 30, 2021 compared to a loss of $67 million for the three months ended June 30, 2020, an increase of $73 million. For the six months ended June 30, 2021, operating loss from Wellbore Technologies was $8 million compared to $730 million for the six months ending June 30, 2020, an increase of $722 million primarily due to the impairment of certain assets.

Completion & Production Solutions

Three and six months ended June 30, 2021 and 2020. Revenue from Completion & Production Solutions was $497 million for the three months ended June 30, 2021, compared to $611 million for the three months ended June 30, 2020, a decrease of $114 million dollars or 19 percent. For the six months ended June 30, 2021, revenue from Completion & Production Solutions was $936 million compared to $1,286 million for the six months ending June 30, 2020, a decrease of $350 million or 27 percent.

Operating loss from Completion & Production Solutions was $6 million for the three months ended June 30, 2021 compared to an operating profit of $42 million for the three months ended June 30, 2020, a decrease of $48 million. For the six months ended June 30, 2021, operating loss from Completion & Production Solutions was $23 million compared to $971 million for the six months ending June 30, 2020, an increase of $948 million primarily due to the impairment of certain assets.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.0 billion at June 30, 2021, an increase of $3 million from backlog of $1.0 billion at June 30, 2020. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 55 percent of backlog to become revenue during the rest of 2021 and the remainder thereafter. At June 30, 2021, approximately 65 percent of the capital equipment backlog was for offshore products and approximately 66 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and six months ended June 30, 2021 and 2020. Revenue from Rig Technologies was $487 million for the three months ended June 30, 2021, compared to $476 million for the three months ended June 30, 2020, an increase of $11 million or two percent. For the six months ended June 30, 2021, revenue from Rig Technologies was $918 million compared to $1,033 million for the six months ending June 30, 2020, a decrease of $115 million or 11 percent.

Operating profit from Rig Technologies was $49 million for the three months ended June 30, 2021 compared to an operating loss of $25 million for the three months ended June 30, 2020, an increase of $74 million. For the six months ended June 30, 2020, operating profit from Rig Technologies was $41 million compared to an operating loss of $227 million for the six months ending June 30, 2020 an increase of $268 million, primarily due to asset impairments.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.66 billion at June 30, 2021, a decrease of $132 million, or five percent, from backlog of $2.79 billion at June 30, 2020. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 14 percent of backlog to become revenue during the rest of 2021 and the remainder thereafter. At June 30, 2021, approximately 26 percent of the capital equipment backlog was for offshore products and approximately 91 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $37 million and $86 million for the three and six months ended June 30, 2021, respectively, compared to $50 million and $122 million for the three and six months ended June 30, 2020. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were expenses of $16 million and $26 million for the three and six months ended June 30, 2021, respectively, compared to expenses of $8 million and $11 million for the three and six months ended June 30, 2020, respectively. The change in expense was primarily due to the fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2021 was (9.5%) and 2.8%, respectively, compared to 35.1% and 8.7% for the same periods in 2020.   The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2021 and 2020.   The effective tax rate for 2021 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.  The effective tax rate for 2020 was negatively impacted by losses in certain jurisdictions with no tax benefit as well as the impairment of nondeductible goodwill, partially offset by an income tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. In addition, the Company recorded an income tax benefit of $90.3 million in the three and six months ended June 30, 2020 to reflect the Company’s decision to amend its 2016 United States income tax return and resulting net operating loss carryback to 2014.  The income tax receivable of $90.3 million is recorded in Other Assets on the balance sheet as the Company believes the refund will not be received within the next twelve months.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Other items in 2021 include restructure charges of $42 million (severance, facility closure, and inventory write downs) net of related credits of $18 million. Other items in 2020 include impairment charges for Goodwill, indefinite and finite-lived intangible assets, long-lived tangible assets, and restructure costs for facility closures, inventory write downs, and severance payments, net of related credits.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2021	2020	2021	2021	2020
Operating profit (loss):
Wellbore Technologies	$6	$(67)	$(14)	$(8)	$(730)
Completion & Production Solutions	(6)	42	(17)	(23)	(971)
Rig Technologies	49	(25)	(8)	41	(227)
Eliminations and corporate costs	(37)	(50)	(49)	(86)	(122)
Total operating loss	$12	$(100)	$(88)	$(76)	$(2,050)

Other items:
Wellbore Technologies	$18	$62	$6	$24	$777
Completion & Production Solutions	(6)	12	(2)	(8)	1,066
Rig Technologies	8	20	3	11	258
Corporate	(5)	8	2	(3)	24
Total other items	$15	$102	$9	$24	$2,125

Depreciation & amortization:
Wellbore Technologies	$39	$47	$42	$81	$98
Completion & Production Solutions	16	14	15	31	44
Rig Technologies	18	19	18	36	39
Corporate	4	2	4	8	6
Total depreciation & amortization	$77	$82	$79	$156	$187

Adjusted EBITDA:
Wellbore Technologies	$63	$42	$34	$97	$145
Completion & Production Solutions	4	68	(4)	—	139
Rig Technologies	75	14	13	88	70
Eliminations and corporate costs	(38)	(40)	(43)	(81)	(92)
Total Adjusted EBITDA	$104	$84	$—	$104	$262

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(26)	$(93)	$(115)	$(141)	$(2,140)
Noncontrolling interests	3	6	1	4	4
Benefit for income taxes	2	(47)	(6)	(4)	(203)
Interest expense	19	22	20	39	44
Interest income	(2)	(2)	(2)	(4)	(5)
Equity loss in unconsolidated affiliate	—	6	4	4	239
Other (income) expense, net	16	8	10	26	11
Depreciation and amortization	77	82	79	156	187
Other items	15	102	9	24	2,125
Total Adjusted EBITDA	$104	$84	$—	$104	$262

Liquidity and Capital Resources

Overview

At June 30, 2021, the Company had cash and cash equivalents of $1,572 million and total debt of $1,686 million. At December 31, 2020, cash and cash equivalents were $1,692 million and total debt was $1,834 million. As of June 30, 2021, approximately $906 million of the $1,572 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a $2.0 billion, five-year unsecured revolving credit facility, which expires on October 30, 2024. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2021, the Company was in compliance with a debt-to-capitalization ratio of 27.2% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2021, the Company was in compliance.

The Company’s outstanding debt at June 30, 2021 was $1,686 million and consisted primarily of $1,089 million in 3.95% Senior Notes, $494 million in 3.60% Senior Notes, and other debt of $103 million. The Company was in compliance with all covenants at June 30, 2021. Lease liabilities totaled $700 million at June 30, 2021.

On April 8, 2021, the Company extended the maturity date of the revolving credit facility by one additional year to October 30, 2025. The revolving credit facility has a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.655 billion from October 31, 2024, to October 30, 2025.

On April 9, 2021, the Company repaid the entire outstanding balance of $182 million of its 2.60% unsecured Senior Notes due December 1, 2022 using available cash balances. Upon redemption, the Company paid $191 million, which included a redemption premium of $6.8 million as well as accrued and unpaid interest of $1.7 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.1 million, which included the make whole premium of $6.8 million and non-cash charges of $0.3 million attributable to the write-off of unamortized discount and debt issuance costs.  Following the repayment, the Company’s earliest bond maturity is in 2029.

The Company had $470 million of outstanding letters of credit at June 30, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by operating activities	$150	$417
Net cash used in investing activities	(89)	(111)
Net cash used in financing activities	(182)	(27)

Significant sources and uses of cash during the first six months of 2021

•	Cash flows provided by operating activities was $150 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable).
•	Capital expenditures were $97 million.
•	Repaid $182 million of Senior Notes.

Other

The effect of the change in exchange rates on cash flows was an increase of $1 million and a decrease of $3 million for the first six months of 2021 and 2020, respectively.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of approximately $19 million in the first six months of 2021, compared to approximately $3 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the countries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $459 million and translation exposures totaling $344 million as of June 30, 2021. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $36 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $34 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

Interest Rate Risk

At June 30, 2021, borrowings consisted of $1,089 million in 3.95% Senior Notes and $494 million in 3.60% Senior Notes. At June 30, 2021, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2021	—	—	—	—
May 1 through May 31, 2021	—	—	—	—
June 1 through June 30, 2021	—	—	—	—
Total	—	$-	—
Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 28.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

4.1	Description of Securities (13)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(2)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (3)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (11)

10.15	Form on Restricted Stock Agreement (2019) (11)

10.16	Form of Performance Award Agreement (2019) (11)

10.17	Form of Performance Award Agreement (2020) (12)

10.18	Form of Performance Award Agreement (2021) (14)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (15)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (15)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (15)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.

(1)	Filed as an Exhibit to our Current Report on Form 8-Q filed on December 21, 2020.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 14, 2019.

(4)	Filed as Appendix I to our Proxy Statement filed on April 9, 2020.

(5)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.

(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.

(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 4, 2020.

(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 21, 2014.

(10)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.

(11)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.

(12)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2020.

(13)	Filed as an Exhibit to our Annual Report on Form 10-K filed on February 12, 2021.

(14)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2021.

(15)	Filed herewith.

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

Date: July 28, 2021	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)