Form 10-Q
period 2021-09-30
NOV Inc.
filed 2021-10-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 15, 2021 the registrant had 390,691,834 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,668	$1,692
Receivables, net	1,280	1,274
Inventories, net	1,325	1,408
Contract assets	466	611
Prepaid and other current assets	200	224
Total current assets	4,939	5,209
Property, plant and equipment, net	1,825	1,927
Lease right-of-use assets, operating	374	371
Lease right-of-use assets, financing	179	195
Goodwill	1,495	1,493
Intangibles, net	497	527
Investment in unconsolidated affiliates	50	51
Other assets	208	156
Total assets	$9,567	$9,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$519	$489
Accrued liabilities	785	863
Contract liabilities	425	354
Current portion of lease liabilities	102	110
Accrued income taxes	22	51
Total current liabilities	1,853	1,867
Lease liabilities	593	612
Long-term debt	1,704	1,834
Deferred income taxes	80	78
Other liabilities	259	259
Total liabilities	4,489	4,650

Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 390,693,745 and 388,255,374 shares issued and outstanding at September 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	8,637	8,591
Accumulated other comprehensive loss	(1,545)	(1,509)
Retained deficit	(2,086)	(1,876)
Total Company stockholders' equity	5,010	5,210
Noncontrolling interests	68	69
Total stockholders’ equity	5,078	5,279
Total liabilities and stockholders’ equity	$9,567	$9,929

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$1,341	$1,384	$4,007	$4,763
Cost of revenue	1,156	1,245	3,435	4,263
Gross profit	185	139	572	500
Selling, general and administrative	228	213	691	733
Goodwill and indefinite-lived intangible asset impairment	—	—	—	1,378
Long-lived asset impairment	—	—	—	513
Operating loss	(43)	(74)	(119)	(2,124)
Interest and financial costs	(19)	(21)	(58)	(65)
Interest income	3	—	7	5
Equity loss in unconsolidated affiliates	(2)	(11)	(6)	(250)
Other income (expense), net	1	(8)	(25)	(19)
Loss before income taxes	(60)	(114)	(201)	(2,453)
Provision (benefit) for income taxes	5	(61)	1	(264)
Net loss	(65)	(53)	(202)	(2,189)
Net income attributable to noncontrolling interests	4	2	8	6
Net loss attributable to Company	$(69)	$(55)	$(210)	$(2,195)

Net loss attributable to Company per share:
Basic	$(0.18)	$(0.14)	$(0.54)	$(5.72)
Diluted	$(0.18)	$(0.14)	$(0.54)	$(5.72)

Cash dividends per share	$-	$-	$-	$0.05

Weighted average shares outstanding:
Basic	387	385	386	384
Diluted	387	385	386	384

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(65)	$(53)	$(202)	$(2,189)
Currency translation adjustments	(42)	20	(24)	(151)
Changes in derivative financial instruments, net of tax	(6)	16	(12)	(3)
Comprehensive income (loss)	(113)	(17)	(238)	(2,343)
Comprehensive income attributable to noncontrolling interest	4	2	8	6
Comprehensive income (loss) attributable to Company	$(117)	$(19)	$(246)	$(2,349)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(202)	$(2,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	231	270
Provision for inventory losses	25	171
Deferred income taxes	2	(72)
Loss on extinguishment of debt	7	8
Equity loss in unconsolidated affiliates	6	250
Goodwill and indefinite-lived intangible asset impairment	—	1,378
Long-lived asset impairment	—	513
Other, net	71	93
Change in operating assets and liabilities, net of acquisitions:
Receivables	(21)	469
Inventories	58	288
Contract assets	145	86
Prepaid and other current assets	25	38
Accounts payable	30	(240)
Accrued liabilities	(89)	(127)
Contract liabilities	71	(56)
Income taxes payable	(30)	32
Other assets/liabilities, net	(74)	(172)
Net cash provided by operating activities	255	740

Cash flows from investing activities:
Purchases of property, plant and equipment	(137)	(173)
Other	35	13
Net cash used in investing activities	$(102)	$(160)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	51	36
Payments against lines of credit and other debt	(183)	(217)
Cash dividends paid	—	(19)
Debt extinguishment costs	(7)	(8)
Other	(33)	(48)
Net cash used in financing activities	(172)	(256)
Effect of exchange rates on cash	(5)	(10)
Increase (decrease) in cash and cash equivalents	(24)	314
Cash and cash equivalents, beginning of period	1,692	1,171
Cash and cash equivalents, end of period	$1,668	$1,485

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$42	$47
Income taxes	$(87)	$(38)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net loss	—	—	—	—	(115)	(115)	1	(114)
Other comprehensive loss	—	—	—	(21)	—	(21)	—	(21)
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	-	(1)	(1)
Balance at March 31, 2021	390	$4	$8,598	$(1,530)	$(1,991)	$5,081	$69	$5,150
Net income (loss)	—	—	—	—	(26)	(26)	3	(23)
Other comprehensive income	—	—	—	33	—	33	—	33
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	1	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	391	$4	$8,618	$(1,497)	$(2,017)	$5,108	$70	$5,178
Net income (loss)	—	—	—	—	(69)	(69)	4	(65)
Other comprehensive loss	—	—	—	(48)	—	$(48)	—	$(48)
Stock-based compensation	—	—	19	—	—	19	—	19
Other	—	—	—	—	—	—	(6)	$(6)
Balance at September 30, 2021	391	$4	$8,637	$(1,545)	$(2,086)	$5,010	$68	$5,078

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	—	(2,047)	(2,047)	(2)	(2,049)
Other comprehensive income	—	—	—	(232)	—	(232)	—	(232)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	—	(5)	(5)	—	(5)
Stock-based compensation	—	—	27	—	—	27	—	27
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(18)	—	—	(18)	—	(18)
Other	—	—	—	—	—	—	2	2
Balance at March 31, 2020	388	$4	$8,516	$(1,655)	$(1,381)	$5,484	$68	$5,552
Net income (loss)	—	—	—	—	(93)	(93)	6	(87)
Other comprehensive income	—	—	—	42	—	42	—	42
Stock-based compensation	—	—	27	—	—	27	—	27
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	388	$4	$8,543	$(1,613)	$(1,474)	$5,460	$73	$5,533
Net income (loss)	—	—	—	—	(55)	(55)	2	(53)
Other comprehensive loss	—	—	—	36	—	36	—	36
Stock-based compensation	—	—	24	—	—	24	—	24
Balance at September 30, 2020	388	$4	$8,567	$(1,577)	$(1,529)	$5,465	$75	$5,540

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 8, and the fair values of derivative financial instruments are provided in Note 11.

2.	Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2021	2020
Raw materials and supplies	$351	$373
Work in process	238	189
Finished goods and purchased products	1,207	1,423
	1,796	1,985
Less: Inventory reserve	(471)	(577)
Total	$1,325	$1,408

3.	Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2021	2020
Compensation	$211	$196
Taxes (non-income)	117	158
Vendor costs	102	118
Warranties	76	87
Insurance	47	48
Interest	21	7
Commissions	17	19
Fair value of derivatives	10	15
Other	184	215
Total	$785	$863

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2020	$(1,481)	$19	$(47)	$(1,509)
Accumulated other comprehensive income (loss) before reclassifications	(24)	(7)	—	(31)
Amounts reclassified from accumulated other comprehensive income (loss)		(5)	—	(5)
Balance at September 30, 2021	$(1,505)	$7	$(47)	$(1,545)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2021				2020
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$2	$—	$2
Cost of revenue	—	(3)	—	(3)	—	1	—	1
Tax effect	—	1	—	1	—	(1)	—	(1)
	$—	$(2)	$—	$(2)	$—	$2	$—	$2

	Nine Months Ended September 30,
	2021				2020
	Currency	Derivative	Defined		Currency	Derivative	Defined
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$(1)	$—	$(1)	$—	$4	$—	$4
Cost of revenue	—	(6)	—	(6)	—	16	—	16
Tax effect	—	2	—	2	—	(4)	—	(4)
	$—	$(5)	$—	$(5)	$—	$16	$—	$16

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($4) million and ($7) million during the three and nine months ended September 30, 2021; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period of ($2) million and ($5) million during the three and nine months ended September 30, 2021.

5.	Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Wellbore Technologies	$507	$361	$1,383	$1,494
Completion & Production Solutions	478	601	1,414	1,887
Rig Technologies	390	449	1,308	1,482
Eliminations	(34)	(27)	(98)	(100)
Total revenue	$1,341	$1,384	$4,007	$4,763

Operating profit (loss):
Wellbore Technologies	$32	(50)	$24	$(780)
Completion & Production Solutions	(26)	25	(49)	(946)
Rig Technologies	1	(3)	42	(230)
Eliminations and corporate costs	(50)	(46)	(136)	(168)
Total operating profit (loss)	$(43)	$(74)	$(119)	$(2,124)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Operating loss for the three months ended September 30, 2021, includes net pre-tax charges of $24 million ($24 million of restructure, severance and facility closure costs and an $8 million post-warranty product modification, partially offset by related credits of $8 million). Operating loss for the nine months ended September 30, 2021 includes net pre-tax charges of $48 million ($67 million of restructure, severance and facility closure costs and an $8 million post-warranty product modification, partially offset by related credits of $27 million).
6.	Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended September 30,
	2021					2020
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$227	$192	$70	$—	$489	$132	$168	$54	$—	$354
International	264	276	312	—	852	217	424	389	—	1,030
Intercompany	16	10	8	(34)	—	12	9	6	(27)	—
	$507	$478	$390	$(34)	$1,341	$361	$601	$449	$(27)	$1,384

Land	$370	$317	$85	$—	$772	$226	$346	$103	$—	$675
Offshore	121	151	297	—	569	123	246	340	—	709
Intercompany	16	10	8	(34)	—	12	9	6	(27)	—
	$507	$478	$390	$(34)	$1,341	$361	$601	$449	$(27)	$1,384

	Nine Months Ended September 30,
	2021					2020
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$630	$563	$194	$—	$1,387	$676	$574	$184	$—	$1,434
International	708	818	1,094	—	2,620	776	1,280	1,273	—	3,329
Intercompany	45	33	20	(98)	—	42	33	25	(100)	—
	$1,383	$1,414	$1,308	$(98)	$4,007	$1,494	$1,887	$1,482	$(100)	$4,763

Land	$994	$911	$289	$—	$2,194	$1,051	$1,107	$367	$—	$2,525
Offshore	344	470	999	—	1,813	401	747	1,090	—	2,238
Intercompany	45	33	20	(98)	—	42	33	25	(100)	—
	$1,383	$1,414	$1,308	$(98)	$4,007	$1,494	$1,887	$1,482	$(100)	$4,763

Rig Technologies’ second quarter 2021 revenue included $74 million related to the cancelation of offshore rig projects.

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $8 million for the three months ended September 30, 2021 primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,153 million. The Company expects to recognize approximately $293 million in revenue for the remaining performance obligations in 2021 and $3,860 million in 2022 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$611	$354
Provision	1	—
Billings	(627)	678
Revenue recognized	573	(588)
Currency translation adjustments and other	(92)	(19)
Balance at September 30, 2021	$466	$425

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of September 30, 2021, the allowance for credit losses totaled $93 million.

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

Components of leases are as follows (in millions):

	September 30,	December 31,
	2021	2020
Current portion of lease liabilities:
Operating	$79	$82
Financing	23	28
Total	$102	$110

	September 30,	December 31,
	2021	2020
Long-term portion of lease liability:
Operating	$371	$376
Financing	222	$236
Total	$593	$612

8.	Debt

Debt consists of (in millions):

	September 30,	December 31,
	2021	2020
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,089	$1,089
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	494	493
$0.2 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	-	182
Other debt	121	70
Total	$1,704	$1,834

On April 8, 2021, the Company extended the maturity date of its revolving credit facility by one additional year to October 30, 2025. The revolving credit facility has a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.655 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2021, the Company was in compliance with a debt-to-capitalization ratio of 27.7% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2021, the Company was in compliance. The line of credit repayment schedule begins in December 2022 with final payment no later than June 2032.  The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at September 30, 2021 included $26 million of funding provided by minority interest partners of  NOV consolidated joint ventures.

On April 9, 2021, the Company repaid the entire outstanding balance of $182 million of its 2.60% unsecured Senior Notes due December 1, 2022 using available cash balances. Upon redemption, the Company paid $191 million, which included a redemption premium of $6.8 million as well as accrued and unpaid interest of $1.7 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.1 million in the second quarter, including the redemption premium of $6.8 million and non-cash charges of $0.3 million to write-off unamortized discount and debt issuance costs.  Following the repayment, the Company’s earliest bond maturity is in 2029.

The Company had $441 million of outstanding letters of credit at September 30, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2021 and December 31, 2020, the fair value of the Company’s unsecured Senior Notes approximated $1,626 million and $1,833 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At September 30, 2021 and December 31, 2020, the carrying value of the Company’s unsecured Senior Notes approximated $1,583 million and $1,764 million, respectively.
9.	Income Taxes

The effective tax rate for the three and nine months ended September 30, 2021 was (8.3)% and (0.5)%, respectively, compared to 53.5% and 10.8% for the same periods in 2020. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2021 and 2020.   The effective tax rate for 2021 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.  The effective tax rate for 2020 was negatively impacted by losses in certain jurisdictions with no tax benefit as well as the impairment of nondeductible goodwill, partially offset by an income tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. In addition, the Company recorded an income tax benefit of $90.3 million in the three and nine months ended September 30, 2020 to reflect the Company’s decision to amend its 2016 United States income tax return and resulting net operating loss carryback to 2014.  The income tax receivable of $90.3 million is recorded in Other Assets on the balance sheet as the Company believes the refund will not be received within the next twelve months.
10.	Stock-Based Compensation

Total expense for all stock-based compensation arrangements was $19 million and $59 million for the three and nine months ended September 30, 2021, respectively and $24 million and $78 million for the three and nine months ended September 30, 2020, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the Plan for each of the three and nine months ended September 30, 2021 and 2020.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2021		2020
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	2,006	NOK	3,817
Russian Ruble	RUB	1,115	RUB	1,118
Mexican Peso	MXN	506	MXN	402
Japanese Yen	JPY	465	JPY	340
U.S. Dollar	USD	374	USD	367
South African Rand	ZAR	124	ZAR	124
Euro	EUR	108	EUR	116
Singapore Dollar	SGD	34	SGD	31
British Pound Sterling	GBP	24	GBP	18
Danish Krone	DKK	22	DKK	875
Canadian Dollar	CAD	—	CAD	1
Brazilian Real	BRL	—	BRL	768

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

The Company expects $11 million of the accumulated other comprehensive Loss will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($5) million and ($10) million for the three and nine months ended September 30, 2021, respectively, and $11 million and ($27) million for the three and nine months ended September 30, 2020, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$12	$17	Accrued liabilities	$1	$11
Foreign exchange contracts	Other Assets	—	12	Other liabilities	—	—

Total derivatives designated as hedging instruments under ASC Topic 815		$12	$29		$1	$11

Derivatives not designated as hedging instruments under ASC Topic 815

Foreign exchange contracts	Prepaid and other current assets	$4	$17	Accrued liabilities	$9	$4

Total derivatives not designated as hedging instruments under ASC Topic 815		$4	$17		$9	$4

Total derivatives		$16	$46		$10	$15

12.	Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Company	$(69)	$(55)	$(210)	$(2,195)
Denominator:
Basic—weighted average common shares outstanding	387	385	386	384
Dilutive effect of employee stock options and other
unvested stock awards	—	—	—	—
Diluted outstanding shares	387	385	386	384

Net loss attributable to Company per share:
Basic	$(0.18)	$(0.14)	$(0.54)	$(5.72)
Diluted	$(0.18)	$(0.14)	$(0.54)	$(5.72)

Cash dividends per share	$—	$-	$—	$0.05

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to Company allocated to participating securities was immaterial for each of the three and nine months ended September 30, 2021 and 2020, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 23 million and 21 million shares for the three and nine months ended September 30, 2021, respectively, compared to 26 million shares for each of the three and nine months ended September 30, 2020, respectively.

13.	Cash Dividends

Cash dividends were $0 for the three and nine months ended September 30, 2021 compared to $0 and $19 million for the three and nine months ended September 30, 2020, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.
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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes may involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability.  For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of September 30, 2021, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions.  From time to time, we are engaged in disputes concerning protection of the Company’s trade secrets and confidential information, patents, and other intellectual property rights.  Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and for which it may be difficult to predict the ultimate outcome.  Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in the loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us.  We may, from time to time, become involved in these investigations, at substantial cost to the Company. We also are subject to trade regulations, supply chain regulations, and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or these regulations may conflict with contractual terms. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings.

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

Uncertainty arising from the COVID-19 pandemic continues to adversely impact many jurisdictions and disrupt normal economic activities. The Company’s ability to manufacture equipment and perform services could also be impaired and the Company could be exposed to liabilities resulting from interruption or delay in its ability to perform due to limited manpower, travel restrictions, difficulty obtaining visas, adverse health consequences to employees, supply chain disruption, inflationary pressures, and materials shortages. The Company continues to see operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force, from “shelter in place” regulation in different jurisdictions around the world. We also face sometimes conflicting regulatory and legal prescriptions concerning vaccine mandates and prohibitions of vaccine mandates. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from vaccine mandates and enforcement of other COVID-19 regulations.

Disputes may arise regarding application of force majeure contract provisions and allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially, adversely impact our financial performance and results. These potential operational and service delays resulting from the COVID-19 pandemic could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

Due to market conditions and ongoing concerns about the energy transition, demand for our products and services may decline. Legal restrictions on exploration and production may impede our customer’s ability to do business in certain jurisdictions. The political environment may adversely impact demand for hydrocarbons in different jurisdictions or world-wide. The demand for energy may be constrained with adverse consequences for our customers and for the company.
15.	New Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of accounting for income taxes. The Company adopted ASU 2019-12 for the first quarter of 2021 with no material impact on the company’s financial position, results of operations and cash flows.

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

Rig Technologies

The Company’s Rig Technologies segment manufactures and supports the capital equipment and integrated systems needed to drill oil and gas wells on land and offshore as well as other marine-based markets, including offshore wind vessels. The segment designs, manufactures and sells land rigs, offshore drilling equipment packages, including installation and commissioning services, and drilling rig components that mechanize and automate the drilling process and rig functionality. Equipment and technologies the segment provides to customers include: substructures, derricks, and masts; cranes; jacking systems; pipe lifting, racking, rotating, and assembly systems; fluid transfer technologies, such as mud pumps; pressure control equipment, including blowout preventers; power transmission systems, including drives and generators; rig instrumentation and control systems; mooring, anchor, and deck handling machinery; and pipelay and construction systems. The segment also provides spare parts, repair, and rentals as well as comprehensive remote equipment monitoring, technical support, field service, and customer training through an extensive network of aftermarket service and repair facilities strategically located in major areas of drilling operations around the world.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2020, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgements that affect the amounts reported. We periodically evaluate our estimates and judgements that are most critical in nature which are related to revenue recognition under long-term construction contracts; inventory reserves; impairments of long-lived assets (excluding goodwill and other indefinite-lived intangible assets); impairment of goodwill and other indefinite-lived intangible assets and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2021 the Company generated revenues of $1.34 billion, a decrease of 5 percent compared to the second quarter of 2021 and a decrease of 3 percent compared to the third quarter of 2020. Net loss for the third quarter of 2021 was $69 million, or 5.1 percent of sales, which included $12 million in pre-tax charges related to COVID-19 operational disruptions on a project in an Southeast Asian shipyard and $24 million in Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, and Other Items) decreased sequentially to $56 million, or 4.2 percent of sales.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $507 million in the third quarter of 2021, an increase of 10 percent from the second quarter of 2021 and an increase of 40 percent from the third quarter of 2020. The increase in revenues was driven by oil and gas drilling activity levels that improved in every major region of the world, market share gains in certain markets, and higher prices. Operating profit was $32 million, or 6.3 percent of sales, and included $7 million of Other Items. Adjusted EBITDA increased $14 million sequentially to $77 million, or 15.2 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $478 million in the third quarter of 2021, a decrease of 4 percent from the second quarter of 2021 and a decrease of 20 percent from the third quarter of 2020. COVID-19 operational disruptions and supply chain issues negatively impacted the conversion of revenue from backlog during the quarter. Operating loss was $26 million, or 5.4 percent of sales, and included $6 million in Other Items. Adjusted EBITDA decreased $9 million sequentially to -$5 million, or -1.0 percent of sales. Third quarter results included $12 million in charges related to COVID-19 operational disruptions on a project in an Southeast Asian shipyard.

New orders booked during the quarter totaled $384 million, representing a book-to-bill of 144 percent when compared to the $266 million of orders shipped from backlog. At September 30, 2021, backlog for capital equipment orders for Completion & Production Solutions was $1.11 billion.

Rig Technologies

Rig Technologies generated revenues of $390 million in the third quarter of 2021, a decrease of 20 percent from the second quarter of 2021 and a decrease of 13 percent from the third quarter of 2020. The sequential decline in revenue was driven primarily by a $74 million project settlement in the second quarter that did not repeat. Operating profit was $1 million, or less than one percent of sales, and included $6 million of other items. Adjusted EBITDA decreased $50 million sequentially to $25 million, or 6.4 percent of sales.

New orders booked during the quarter totaled $300 million, representing a book-to-bill of 190 percent when compared to the $158 million of orders shipped from backlog. At September 30, 2021, backlog for capital equipment orders for Rig Technologies was $2.78 billion.

Oil & Gas Equipment and Services Market and Outlook

During 2020, the coronavirus (COVID-19) outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as countries took measures that curtailed economic activity to slow the spread of the outbreak. Companies across the industry responded with severe capital spending budget cuts, curtailed production, cost reductions, personnel layoffs, facility closures and bankruptcy filings.  Towards the end of 2020 and into 2021, commodity prices stabilized and began to recover resulting in improving industry activity levels in North America.

Throughout 2021, greater availability of COVID-19 vaccines resulted in the gradual reopening of certain economies around the world.  Pent-up consumer and industrial demand combined with government economic stimulus programs are serving to amplify the global recovery, improve economic activity, and drive higher demand for oil and gas, which management believes is setting the stage for a global recovery in drilling activity.  During the third quarter of 2021 oil and gas drilling activity levels increased in every major region of the world, reflecting this growing demand.

Despite near-term disruptions from ongoing COVID-19 outbreaks, pandemic related supply chain disruptions, and inflationary forces, management is optimistic that improving market fundamentals and the actions NOV has taken to position its business for the future will drive growth and improve profitability for the Company. NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including environmentally friendly technologies, that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position, regardless of the market.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2021 and 2020, and the second quarter of 2021 include the following:

				%	%
				3Q21	3Q21
	3Q21*	3Q20*	2Q21*	3Q20	2Q21
Active Drilling Rigs:
U.S.	497	254	451	95.7%	10.2%
Canada	151	49	73	208.2%	106.8%
International	772	730	734	5.8%	5.2%
Worldwide	1,420	1,033	1,258	37.5%	12.9%

West Texas Intermediate Crude Prices (per barrel)	$70.62	$41.05	$66.09	72.0%	6.9%

Natural Gas Prices ($/mmbtu)	$4.32	$1.97	$2.91	119.3%	48.5%

*	Averages for the quarters indicated. See sources below.

The Company is also becoming increasingly engaged with energy transition related opportunities and is currently involved in projects related to wind energy, geothermal power, rare earth metal extraction, biogas production, and carbon sequestration.  Additionally, the Company is investing in developing technologies and solutions that will support other energy transition related industry verticals.  Management expects to see continued growth in these areas as low carbon power becomes a larger portion of the global energy supply.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2021, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	3Q19	4Q19	1Q20	2Q20	3Q20	4Q20	1Q21	2Q21	3Q21
Total Rigs	2,197	2,071	2,053	1,255	1,033	1,064	1,234	1,258	1,420
Canada	132	139	196	25	49	89	144	73	151
US	920	821	784	396	254	311	393	451	497
International	1,145	1,111	1,073	834	730	664	697	734	772
W. TX Int. ($)	$56.37	$56.92	$45.99	$27.81	$41.05	$42.46	$57.80	$66.09	$70.62

Industry Trends Rig Counts and Oil Prices Total Number of Rigs 4,000 3,500 3,000 2,500 2,000 1,500 1,000 500 $140.00 $120.00 $100.00 $80.00 $60.00 $40.00 $20.00 $ West Texas Int. (Price per Barrel) 2Q18 3Q18 4Q18 1Q19 2Q19 3Q19 4Q19 1Q20 2Q20 Total Rings 2,110 2,262 2,260 2,260 2,210 2,197 2,071 2,053 1,255 Canada 105 208 177 185 83 132 139 196 25 US 1,037 1,051 1,072 1,046 989 920 821 784 396 International 968 1,003 1,011 1,029 1,138 1,145 1,111 1,073 834 W.TX Int. ($) $68.03 $69.76 $59.08 $54.83 $59.78 $56.37 $56.92 $4

.99 $2

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 13 percent (from 1,258 to 1,420), and the U.S. increased 10 percent (from 451 to 497), in the third quarter of 2021 compared to the second quarter of 2021. The average per barrel price of West Texas Intermediate Crude Oil increased seven percent (from $66.09 per barrel to $70.62 per barrel) and natural gas prices increased 48 percent (from $2.91 per mmbtu to $4.32 per mmbtu) in the third quarter of 2021 compared to the second quarter of 2021.

At October 15, 2021, there were 711 rigs actively drilling in North America, which increased 10 percent from the third quarter average of 648 rigs. The price for West Texas Intermediate Crude Oil was $83.53 per barrel at October 15, 2021, an increase of 18 percent from the third quarter of 2021 average. The price for natural gas was $5.64 per mmbtu at October 15, 2021, an increase of 31 percent from the third quarter of 2021 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Wellbore Technologies	$507	$361	$1,383	$1,494
Completion & Production Solutions	478	601	1,414	1,887
Rig Technologies	390	449	1,308	1,482
Eliminations	(34)	(27)	(98)	(100)
Total revenue	$1,341	$1,384	$4,007	$4,763

Operating profit (loss):
Wellbore Technologies	$32	(50)	$24	$(780)
Completion & Production Solutions	(26)	25	(49)	(946)
Rig Technologies	1	(3)	42	(230)
Eliminations and corporate costs	(50)	(46)	(136)	(168)
Total operating profit (loss)	$(43)	$(74)	$(119)	$(2,124)

Wellbore Technologies

Three and nine months ended September 30, 2021 and 2020. Revenue from Wellbore Technologies was $507 million for the three months ended September 30, 2021, compared to $361 million for the three months ended September 30, 2020, an increase of $146 million or 40 percent. For the nine months ended September 30, 2021, revenue from Wellbore Technologies was $1,383 million compared to $1,494 million for the nine months ending September 30, 2020, a decrease of $111 million or 8 percent.

Operating profit from Wellbore Technologies was $32 million for the three months ended September 30, 2021 compared to a loss of $50 million for the three months ended September 30, 2020, an increase of $82 million. For the nine months ended September 30, 2021, operating profit from Wellbore Technologies was $24 million compared to a loss of $780 million for the nine months ending September 30, 2020, an increase of $804 million primarily due to the impairment of certain assets in 2020 that did not repeat in 2021.

Completion & Production Solutions

Three and nine months ended September 30, 2021 and 2020. Revenue from Completion & Production Solutions was $478 million for the three months ended September 30, 2021, compared to $601 million for the three months ended September 30, 2020, a decrease of $123 million dollars or 20 percent. For the nine months ended September 30, 2021, revenue from Completion & Production Solutions was $1,414 million compared to $1,887 million for the nine months ending September 30, 2020, a decrease of $473 million or 25 percent.

Operating loss from Completion & Production Solutions was $26 million for the three months ended September 30, 2021 compared to an operating profit of $25 million for the three months ended September 30, 2020, a decrease of $51 million. For the nine months ended September 30, 2021, operating loss from Completion & Production Solutions was $49 million compared to $946 million for the nine months ending September 30, 2020. Operating loss decreased $897 million primarily due to the impairment of certain assets in 2020 that did not repeat in 2021.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1.1 billion at September 30, 2021, an increase of $318 million from backlog of $789 million at September 30, 2020. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 32 percent of backlog to become revenue during the rest of 2021 and the remainder thereafter. At September 30, 2021, approximately 65 percent of the capital equipment backlog was for offshore products and approximately 77 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and nine months ended September 30, 2021 and 2020. Revenue from Rig Technologies was $390 million for the three months ended September 30, 2021, compared to $449 million for the three months ended September 30, 2020, a decrease of $59 million or 13 percent. For the nine months ended September 30, 2021, revenue from Rig Technologies was $1,308 million compared to $1,482 million for the nine months ending September 30, 2020, a decrease of $174 million or 12 percent.

Operating profit from Rig Technologies was $1 million for the three months ended September 30, 2021 compared to an operating loss of $3 million for the three months ended September 30, 2020, an increase of $4 million. For the nine months ending September 30, 2021, operating profit from Rig Technologies was $42 million compared to an operating loss of $230 million for the nine months ending September 30, 2020 an increase of $272 million, primarily due to asset impairments in 2020 that did not repeat in 2021.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2.78 billion at September 30, 2021, an increase of $124 million from backlog of $2.66 billion at September 30, 2020. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 6 percent of backlog to become revenue during the rest of 2021 and the remainder thereafter. At September 30, 2021, approximately 30 percent of the capital equipment backlog was for offshore products and approximately 92 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $50 million and $136 million for the three and nine months ended September 30, 2021, respectively, compared to $46 million and $168 million for the three and nine months ended September 30, 2020, respectively. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net were income of $1 million and expense of $25 million for the three and nine months ended September 30, 2021, respectively, compared to expenses of $8 million and $19 million for the three and nine months ended September 30, 2020, respectively. The change in expense was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2021 was (8.3)% and (0.5)%, respectively, compared to 53.5% and 10.8% for the same periods in 2020.  The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2021 and 2020. The effective tax rate for 2021 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.  The effective tax rate for 2020 was negatively impacted by losses in certain jurisdictions with no tax benefit as well as the impairment of nondeductible goodwill, partially offset by an income tax benefit from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) that was enacted on March 27, 2020 allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years. In addition, the Company recorded an income tax benefit of $90 million in the nine months ended September 30, 2020 to reflect the Company’s decision to amend its 2016 United States income tax return and resulting net operating loss carryback to 2014.  The income tax receivable of $90 million is recorded in Other Assets on the balance sheet as the Company believes the refund will not be received within the next twelve months.

Non-GAAP Financial Measures and Reconciliations

The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. The Company uses Adjusted EBITDA internally to evaluate and manage the business. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income. Net Other items of $48 million in 2021 include $67 million of restructure, severance and facility closure, costs and an $8 million post-warranty product modification partially offset by related credits of $27 million. Other items in 2020 include impairment charges for Goodwill, indefinite and finite-lived intangible assets, long-lived tangible assets, and restructure costs for facility closures, inventory write downs, and severance payments, net of related credits.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2021	2020	2021	2021	2020
Operating profit (loss):
Wellbore Technologies	$32	$(50)	$6	$24	$(780)
Completion & Production Solutions	(26)	25	(6)	(49)	(946)
Rig Technologies	1	(3)	49	42	(230)
Eliminations and corporate costs	(50)	(46)	(37)	(136)	(168)
Total operating loss	$(43)	$(74)	$12	$(119)	$(2,124)

Other items, net:
Wellbore Technologies	$7	$26	$18	$31	$803
Completion & Production Solutions	6	23	(6)	(2)	1,089
Rig Technologies	6	12	8	17	270
Corporate	5	1	(5)	2	25
Total other items	$24	$62	$15	$48	$2,187

Depreciation & amortization:
Wellbore Technologies	$38	$45	$39	$119	$143
Completion & Production Solutions	15	15	16	46	59
Rig Technologies	18	19	18	54	58
Corporate	4	4	4	12	10
Total depreciation & amortization	$75	$83	$77	$231	$270

Adjusted EBITDA:
Wellbore Technologies	$77	$21	$63	$174	$166
Completion & Production Solutions	(5)	63	4	(5)	202
Rig Technologies	25	28	75	113	98
Eliminations and corporate costs	(41)	(41)	(38)	(122)	(133)
Total Adjusted EBITDA	$56	$71	$104	$160	$333

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(69)	$(55)	$(26)	$(210)	$(2,195)
Noncontrolling interests	4	2	3	8	6
Benefit for income taxes	5	(61)	2	1	(264)
Interest expense	19	21	19	58	65
Interest income	(3)	—	(2)	(7)	(5)
Equity loss in unconsolidated affiliate	2	11	—	6	250
Other (income) expense, net	(1)	8	16	25	19
Depreciation and amortization	75	83	77	231	270
Other items, net	24	62	15	48	2,187
Total Adjusted EBITDA	$56	$71	$104	$160	$333

Liquidity and Capital Resources

Overview

At September 30, 2021, the Company had cash and cash equivalents of $1,668 million and total debt of $1,704 million. At December 31, 2020, cash and cash equivalents were $1,692 million and total debt was $1,834 million. As of September 30, 2021, approximately $867 million of the $1,668 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

On April 8, 2021, the Company extended the maturity date of the revolving credit facility by one additional year to October 30, 2025. The revolving credit facility has a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.665 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2021, the Company was in compliance with a debt-to-capitalization ratio of 27.7% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2021, the Company was in compliance.

The Company’s outstanding debt at September 30, 2021 consisted primarily of $1,089 million in 3.95% Senior Notes, $494 million in 3.60% Senior Notes, and other debt of $121 million. The Company was in compliance with all covenants at September 30, 2021. Lease liabilities totaled $695 million at September 30, 2021.

On April 9, 2021, the Company repaid the entire outstanding balance of $182 million of its 2.60% unsecured Senior Notes due December 1, 2022 using available cash balances. Upon redemption, the Company paid $191 million, which included a redemption premium of $6.8 million as well as accrued and unpaid interest of $1.7 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.1 million, which included the redemption premium of $6.8 million and non-cash charges of $0.3 million to write-off of unamortized discount and debt issuance costs.  Following the repayment, the Company’s earliest bond maturity is in 2029.

The Company had $441 million of outstanding letters of credit at September 30, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$255	$740
Net cash used in investing activities	(102)	(160)
Net cash used in financing activities	(172)	(256)

Significant sources and uses of cash during the first nine months of 2021

•	Cash flows provided by operating activities was $255 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable).
•	Capital expenditures were $137 million.
•	The Company repaid $182 million of Senior Notes.

Other

The effect of the change in exchange rates on cash flows was a decrease of $5 million and $10 million for the first nine months of 2021 and 2020, respectively.

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

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $19 million in the first nine months of 2021, compared to $4 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $486 million and translation exposures totaling $364 million as of September 30, 2021. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $38 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $37 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At September 30, 2021, borrowings consisted of $1,089 million in 3.95% Senior Notes and $494 million in 3.60% Senior Notes. At September 30, 2021, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40% Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2021	—	—	—	—
August 1 through August 31, 2021	—	—	—	—
September 1 through September 30, 2021	—	—	—	—
Total	—	$-	—
Item 4.	Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6.	Exhibits

Reference is hereby made to the Exhibit Index commencing on page 28.

INDEX TO EXHIBITS

(a)	Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

4.1	Description of Securities (13)

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

Date: October 27, 2021	By:	/s/ Scott K. Duff
Scott K. Duff
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)