Form 10-K
period 2021-12-31
NOV Inc.
filed 2022-02-11
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

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

(713) 346-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NOV	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(1) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $4.7 billion. As of February 4, 2022, there were 392,665,321 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2022 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1.	BUSINESS

General

NOV Inc. (“NOV” or the “Company”) is a leading independent equipment and technology provider to the global energy industry. Originally founded in 1862, NOV and its predecessor companies have spent 160 years helping transform oil and gas field development and improving its cost-effectiveness, efficiency, safety, and environmental impact. Over the past few decades, the Company has pioneered and refined key technologies to improve the economic viability of frontier resources, including unconventional and deepwater oil and gas. More recently, by applying its deep expertise and technology, the company has helped advance the transition toward sustainable energy.

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

Business Strategy and Competitive Strengths

NOV’s primary business objective is to generate above-average, long-term capital returns and further enhance its position as a leading independent global energy technology and equipment provider by delivering technologies, equipment, and services that help lower the marginal cost and environmental footprint associated with energy development and production from oil, gas, and renewable sources. NOV’s strategy is to capitalize on economies of scale that arise from its position as a leading provider of equipment and technology to the global energy industry; proprietary technology it continues to develop; and core capabilities and competencies it can apply toward advancing the energy transition.  NOV also believes its manufacturing business model is less asset and capital intensive than most other participants in the energy industry.

Leverage NOV’s advantages of size, scope, scale, and market position

NOV’s position as a leading independent global energy technology and equipment provider affords several competitive advantages, including:

Economies of scale in procurement and manufacturing. NOV’s global leadership and footprint, spanning almost every major oil and gas market, provides the Company with economies of scale, enabling development of a unique global supply chain, which allows materials procurement from lower-cost sources. The Company’s global manufacturing footprint and diverse production flexibility also enables NOV to rapidly adapt to demand changes, efficiently leverage manufacturing capacity in high-demand areas, and manufacture goods in lower-cost jurisdictions. NOV’s geographic diversity also reduces potential revenue volatility from shifts in activity location, regional differences in energy prices, and adverse weather events.

Scope and scale for distribution and marketing. With operations in 61 countries, NOV has developed an efficient worldwide distribution network and relationships with virtually every oil and gas producer, service company, and contractor. NOV uses its customer relationships and distribution capabilities to accelerate the commercialization of new products and technologies. NOV also routinely develops technologies for the global marketplace where the Company’s infrastructure allows for quick market penetration and creation of a first-mover advantage with standardized operations around certain products.

Reputation, experience, and benefits of fleet standardization. NOV believes its reputation and experience make its products a lower-risk purchase for customers. The Company benefits from customer efforts to standardize training, maintenance, and spare parts, resulting in reduced downtime and inventory-stocking requirements, lower training costs, and better safety. Customers may prefer standardized equipment from NOV, a well-capitalized market leader with which they can enter into long-term service agreements that offer big-data analytics and condition monitoring to maximize uptime and reduce the total cost of equipment ownership.

Large installed base of equipment. As a leading original equipment manufacturer (“OEM”) for oil and gas operations, NOV believes it is well positioned to provide aftermarket support for its large base of installed equipment. Most service companies prefer, and many of their customers demand, OEM aftermarket support. Customers frequently encounter higher risk and cost when they purchase and use potentially incompatible products from different vendors, particularly where products must interact through complex interfaces, which are common sources of failures and unplanned costs. Additionally, certain past events have increased the industry’s risk profile with government regulatory bodies, which have shown a strong preference for OEM service contractor critical equipment maintenance.

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

Develop proprietary technologies and solutions that assist oil and gas operators in reducing their marginal cost of supply

NOV strives to further develop its substantial technology portfolio and is known for developing innovative customer productivity solutions. The Company is well positioned to introduce breakthrough technologies that enhance efficiencies and address industry needs, to generate strong returns. The Company believes its cross-business-unit expertise uniquely positions NOV to pioneer proprietary technologies across its business lines. For example, NOV’s Wellbore Technologies and Rig Technologies segments jointly introduced closed-loop drilling technologies, which link real-time data from the well bottom to drilling rig controls and use machine learning to drive greater efficiency. NOV works closely with customers to identify needs, and its technical experts use internal capabilities to develop value-added technologies.

Capitalize on and drive end-market fragmentation

Technology and product availability to all industry participants is a key tenet of NOV’s business model. To the extent NOV can provide equipment and technology products that are equal to or better than those developed by service providers, it will prevent any one organization from having a proprietary advantage and therefore drive fragmentation. This fragmentation expands NOV’s customer base and avoids customer concentration in most of its businesses. NOV has resisted the recent trend toward vertical integration, leaving the Company in an attractive and unique position as the largest global independent technology and equipment provider to the oilfield service sector. Governments in certain international markets are pursuing initiatives that drive local content and greater local employment. The Company expects that these actions will likely prompt more local startup enterprises, further expanding demand for NOV’s equipment.

Leverage core capabilities and competencies to assist customers in efforts to reduce environmental footprint and advance energy transition initiatives

NOV’s engineering expertise, complex global supply chain management, low-cost manufacturing, and large-scale energy infrastructure development support provide unique capabilities to assist customers with energy transition advancement. The Company has pioneered numerous innovations that help reduce emissions, including its recently introduced Ideal eFrac™ equipment, which significantly reduces emissions and lowers costs associated with hydraulic stimulation, and its PowerBlade™ Kinetic Energy Recovery System, which recaptures energy from cranes, winches, and draw-works. NOV is also a leading geothermal equipment and technology provider, offering a broad array of tools and equipment specifically designed for the ultra-harsh conditions associated with geothermal development. Additionally, with expertise in offshore heavy-lift equipment and naval architectural design, the Company is the leading equipment and technology provider for purpose-built vessels used to build, install, and maintain offshore wind towers and turbines. The Company sees promise in development and commercialization of novel products and technologies to improve the efficiencies and economics of land and offshore-based wind, geothermal power generation, and carbon capture and sequestration (See “Energy Transition” below).

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

Energy Transition

As a leading independent global energy technology and equipment provider, NOV can be a key participant in the world’s transition to a low-carbon future. While oil and gas will remain critical to many parts of the global economy, the transition to clean, carbon-neutral energy sources represents an enormous economic opportunity for organizations that can improve the economic competitiveness of renewable energy. The International Energy Agency estimates that approximately $71 trillion, or $3.4 trillion per year, must be spent by 2040 for global CO2 emissions to decline 50 percent as outlined in the Paris Agreement. NOV is working to develop proprietary solutions to improve project execution, drive higher capital returns, and lower levelized costs of energy (“LCOE,” which is a measure of the average net present cost of electricity generation over a source’s lifetime) associated with renewable energy.

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

Floating Offshore Wind

The Company believes that the nascent floating offshore wind market presents one of the great renewable resource opportunities of the next decade. NOV is actively developing new products and technologies to support this industry alongside its legacy portfolio, which includes cranes, winches, mooring systems, cable-lay systems, ballasting systems, and chain connectors and tensioners. NOV has developed a patent-pending Tri-Floater semi-submersible floating foundation that requires less steel than competing offerings. NOV is also designing several proprietary lifting and handling tools for streamlined turbine component installation. Today, the floating offshore wind market sits in the pre-commercial development phase, with industry players focused on proofs of concept and mitigating execution risk. NOV is working to become a value-added partner capable of meaningfully reducing project execution risk by leveraging the Company’s broad and growing portfolio of relevant technology, extensive track record of successfully managing complex marine projects, relationships with global shipyards, and robust global supply chain accustomed to stringent quality and traceability.

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

In 2019, NOV acquired a minority interest in Keystone Tower Systems (“KTS”), which has developed a patented tapered spiral-welding process that enables automated wind tower section production. The proprietary process significantly decreases tower section production times and reduces costs. Additionally, the process enables in-field manufacturing operations, which can reduce costs and eliminate many logistical limitations of transporting the larger-diameter sections necessary for tall tower developments. KTS’s first commercial line is currently undergoing testing and commissioning before commercial production commences within NOV’s facility in Pampa, TX.

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

Carbon Capture and Sequestration

NOV is positioned to play a meaningful role in the growing carbon capture and sequestration industry. Technology from NOV’s Wellstream Processing business enables CO2-from-hydrocarbon separation, dehydration, and liquification, all vital parts of the carbon capture chain. In addition, the APL business’s turret and mooring systems facilitate the development of offshore carbon re-injection sites.

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

NOV’s PowerBlade™ Kinetic Energy Recovery System is a regenerative braking technology that utilizes both flywheel energy and lithium-ion battery energy storage to significantly reduce fuel consumption and emissions associated with drilling and hoisting. The PowerBlade™ system captures and regenerates electrical energy that would have previously dissipated as heat when a drawworks, crane, or winch slows and stops. The PowerBladeTM system then returns this energy when needed.

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

Business Segment Overview

NOV executes its business strategy under the following three segments:

Wellbore Technologies provides the critical technologies, equipment, and services required to maximize customer oil and gas drilling efficiencies and economics. The segment contains the following business units:

•

Downhole is a leading independent drilling and intervention equipment supplier with engineering teams, manufacturing facilities, supply hubs, and service centers situated in oil and gas activity regions with a constantly evolving product portfolio that includes downhole drilling motors, SelectShiftTM motors, agitator systems, and fishing and thru-tubing tools. Downhole’s offerings enable significant efficiency increases in drilling, workover, and intervention.

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

•

M/D Totco is a leading independent provider of data and digital solutions to the energy industry. Supported by a global field service infrastructure and a sensor network designed for harsh environments, M/D Totco’s ability to acquire, aggregate and deliver real-time data, to enable edge and cloud analytics improves safety, remote monitoring, and operational efficiency for its drilling and completions customers. Using IntelliServ wired drill pipe telemetry services, M/D Totco harnesses NOV’s unique ability to connect electronic tools downhole with surface automation equipment to transform drilling performance using highspeed downhole data.

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

•

Fiber Glass Systems (“FGS”) leads the market in the design, manufacture, and delivery of high-end composite piping systems, pressure vessels, tanks, and structures engineered to solve both corrosion and weight challenges. With manufacturing facilities spanning five continents and a sales and distribution network covering 40 countries, FGS serves a wide array of applications. In addition to oil and gas products, including composite downhole tubing and casing, high-pressure line pipe, spoolable pipe, and tanks, FGS supplies the marine and offshore industry with piping systems, scrubbers, and structural components such as handrails and grating. FGS also supplies packaged, UL-certified fiberglass pipe and tank solutions to the fuel handling market, as well as supporting chemical, industrial, hydrogen, and mining applications with corrosion and abrasion-resistant piping systems, tanks, and structural components.

•

Process and Flow Technologies (“PFT”) provides integrated processing, production, and pumping equipment to energy producers. For the production space, PFT manufactures reciprocating, multistage, and progressive cavity pumps, as well as artificial lift support systems. For the midstream space, PFT manufactures closures and transfer pumps. For fluid processing, PFT designs and manufactures integrated systems that provide water treatment, separation, sand management, hydrate inhibition, and gas processing for use both on and offshore. Building on its processing equipment portfolio, PFT offers comprehensive floating production systems, including turret mooring and topside process modules that minimize execution risk and maximize operability and crew safety. PFT can partner with operators from concept to deployment or operate as the equipment provider to both end customers and engineering, procurement, and construction (“EPC”) firms. PFT, along with alliance partners, offers complete technology, engineering, carbon reduction, and project management to supply comprehensive topside solutions for floating production, storage, and offloading (“FPSO”) vessel projects. Using our extensive processing expertise, PFT is now moving into the Carbon Capture market with both carbon capture technology and complementary processing technologies such as CO2 dehydration.

•

Subsea Production Systems (“SPS”) provides technical innovation to reduce cost and improve subsea infrastructure and customer productivity. The business unit manufactures flexible subsea pipe systems designed to operate worldwide in demanding offshore conditions. Flexible pipes are highly engineered, complex, helically wound structures composed of multiple unbonded steel and composite layers, allowing them to withstand the demanding pressures and tensile loads of deepwater production while remaining resistant to wave- and tidal-induced fatigue. SPS also provides an assortment of critical subsea production equipment, such as water injection and tie-in connector systems, subsea storage units, and other related products.  SPS also supports offshore wind developments and the electrification of offshore infrastructure by providing accessories for dynamic power cables.

•

XL Systems (“XLS”) provides integral and weld-on connectors for oil and gas applications, including conductor strings, surface casing, and liners, with diameters ranging from 16 to 72 inches. XLS is the sole provider of a proprietary line of wedge thread connections on large-bore pipe. In addition, XLS supplies connector products with threads machined on high strength forging material and then welded to the pipe.

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

•

Fluid Motion Systems is a leading provider of specialized, technology-driven progressive cavity pumps and mixers for moving high-viscosity liquids for a variety of attractive end markets with high failure cost. Products include progressive cavity pumps for sludge movement, fluid metering, and sanitation sold under the Moyno and Mono brands; and industrial and static mixers, homogenizers, mixing systems, impellers, and agitators sold under the Chemineer, Kenics, Greerco, and Prochem brands. Marketed under globally recognized brands known for quality and reliability and backed by more than 75 years of advanced fluid-handling experience, Industrial Pumps and Mixers serves a wide breadth of end markets, including biogas, food and beverage, water/wastewater, chemical, mineral processing, pulp & paper, pharmaceutical, and general industrial processes.

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

The Company’s foreign operations, which include significant operations in the Middle East, Africa, Latin America, Russia, the Far East, Canada and Europe are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements, and other business combinations with local nationals in these countries. See Note 16 to the Consolidated Financial Statements for information regarding geographic revenue information.

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

As of December 31, 2021, the Company held a substantial number of granted patents and pending patent applications worldwide, including U.S. patents and U.S. patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2022 to 2042. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Wellbore Technologies designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services, drilling fluids, premium drillpipe, wired pipe, drilling optimization services, tubular inspection and coating services, instrumentation, downhole tools, and drill bits.  Primary facilities are located in Houston, Conroe, Navasota, and Cedar Park, Texas; Veracruz, Mexico; Nisku, Canada; and Dubai, UAE.

Completion & Production Solutions designs, manufactures, and integrates technologies for well completions, oil and gas production, and industrial markets. This includes equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; cementing products for pumping, mixing, transport, and storage; onshore production, including fluid processing, composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and offshore production, including integrated production systems and subsea production technologies. Primary facilities are located in Houston, and Fort Worth, Texas; Tulsa, Oklahoma; Senai, Malaysia; Qingdau, Shandong, China; Kalundborg, Denmark; Superporto du Acu, Brazil; Manchester, England; Dammam, Saudi Arabia; Aberdeenshire, Scotland, UK; and Mt. Union, Pennsylvania.

Rig Technologies provides drilling rig components, complete land drilling rigs, and offshore drilling equipment packages. Primary manufacturing and service facilities are located in Houston, Texas; Dubai, UAE; New Iberia, Louisiana; Stavanger and Kristiansand, Norway; Mexicali, Mexico; Pune, India; and Singapore.

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

Backlog measurements are based on written orders that are firm but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for Completion & Production Solutions at December 31, 2021, 2020 and 2019 was $1.3 billion, $0.7 billion and $1.3 billion, respectively. Backlog for Rig Technologies at December 31, 2021, 2020 and 2019, was $2.8 billion, $2.7 billion and $3.0 billion, respectively.

Human Capital

NOV’s 27,043 global, diverse employees use their skill and expertise to provide the products and services that help our customers operate safely, efficiently, sustainably, and competitively. NOV’s team designs and manufactures a broad array of equipment and technology, from some of the heaviest, largest, and most complex mobile machines on earth (on and offshore drilling rigs, wind turbine installation ships, and FPSOs) to very small precision sensors and measuring devices.

NOV’s employee base includes:

•

Inventors, designers, scientists, and engineers (including mechanical, electrical, chemical, hydraulic, materials, computer, software, data analytics, and other disciplines) who design and improve the equipment, electronics, software, services and process that bring value to NOV’s customers.

•	Technical sales, marketing and training professionals who educate customers, the industry, and our own organization about NOVs’ many products, services, and unique capabilities.
•

Supply chain, logistics, warehousing, and quality testing professionals who ensure our factories, workshops, repair centers and field technicians have the right materials and tools to do their jobs efficiently.

•

Production and service planners and schedulers, project managers, and process design and Quality Health Safety and Environmental professionals who plan, manage, and monitor the activities of our workforce to ensure high-quality, efficient, safe, and environmentally compliant operations.

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

Thirty-five percent of NOV employees work in the United States, 24% in Europe, 14% in Latin America, 11% in the Asia Pacific region, 10% in the Middle East and Africa, 4% in Canada and 2% in China.  The Company’s 552 physical locations include various size manufacturing plants, research facilities, machine shops, office buildings, warehouses, and distribution centers where between 20 to 1,100 people work and repair shops, rental tool bases, sales offices and other small locations where between 5 to 200 people work.  Many NOV employees travel to work at customer locations, including onshore and offshore drilling sites, shipyards, and other industrial locations where equipment needs installation, commissioning, service, or repair, or where customers need training or technical support.

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

Health and wellbeing

The Company offers locally competitive health benefits, paid holidays and time off, and retirement benefits to our employees.  In the US this includes health, vision and dental insurance, life insurance, disability insurance, a 401(k)-retirement savings plan, an employee assistance program, and a wellness program. The Company suspended its 401(k)-retirement savings plan during the pandemic but began reinstating the plan during the fourth quarter of 2021.

During the COVID-19 pandemic NOV implemented programs tailored to each location that may include, among other things, working from home, virtual meetings, social distancing, masking, contact tracing and quarantining, facility and machine sanitizing, staggered work shifts, and staggered workdays.

Diversity and inclusion

NOV is committed to maintaining a diverse workforce, individual inclusion, and equal opportunities.  The Company believes an employee base with different education, training, and life experiences (gender, age, religion, race, ethnicity, cultural background, sexual orientation, language, education, abilities, perspectives, etc.) can lead to more innovative and creative business solutions, more informed decision-making, greater employee engagement, and better retention and recruitment of top talent.

In support of this commitment, NOV has communicated a Diversity and Inclusion Statement from the CEO to our employees and has implemented training programs covering the Company’s Code of Conduct and Business Ethics, Unconscious Bias, and Harassment in the Workplace.

Across NOV’s global workforce, women make up 15% of all employees, 22% of salaried employees, 20% of the C-Suite and hold 20% of the Company’s Board of Directors seats.

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

Available Information

The Company’s principal executive offices are located at 7909 Parkwood Circle Drive, Houston, Texas 77036. Its telephone number is (713) 346-7500. Further information about the Company’s products and services can be found on its website at:  www.nov.com.  The Company’s common stock is traded on the New York Stock Exchange under the symbol “NOV”. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments are available free of charge on the Investor Relations portion of the Company’s website, www.nov.com/investor, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The Company’s Code of Ethics is also posted on its website. The information posted on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

•	sanctions and other restrictions placed on certain oil producing countries, such as Russia, Iran, and Venezuela;
•	level of production by non-OPEC countries including production from U.S. shale plays;
•	level of excess production capacity;
•	cost of exploring for and producing oil and gas;
•	level of drilling activity and drilling rig dayrates;
•	worldwide economic activity and associated demand for oil and gas;
•	public health crises and other catastrophic events, such as the COVID-19 pandemic;
•	availability and access to potential hydrocarbon resources;
•	governmental political requirements, regulation and energy policies;
•	fluctuations in political conditions in the United States and abroad;
•	currency exchange rate fluctuations and devaluations;
•	development of alternate energy sources; and
•	environmental regulations.

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

As of December 31, 2021, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Completion & Production Solutions and Rig Technologies in the amount of $1.3 billion and $2.8 billion, respectively. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

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
•

the imposition of tariffs or duties between countries, which could materially affect our global supply chain. For example, section 232 tariffs on steel may increase our costs, reduce margins or otherwise adversely affect the Company; and

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

The oilfield products and services industry is highly competitive. We compete with national, regional and foreign competitors in each of our current major product lines. Certain of these competitors may have greater financial, technical, manufacturing and marketing resources than us, and may be in a better competitive position. The following can each affect our revenue and earnings:

•	price changes;
•	improvements in the availability and delivery of products and services by our competitors;
•	the introduction of new products and technologies by our competitors; and
•	the expiration of intellectual property rights protecting our products and technologies.

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

Approximately 68% of our revenues in 2021 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

•	uncertain political, social and economic environments;
•	social unrest, acts of terrorism, war and other armed conflict;
•	public health crises and other catastrophic events, such as the COVID-19 pandemic;
•	trade and economic sanctions, export controls, and other restrictions imposed by the United States, European Union or other countries;
•	restrictions under the United States Foreign Corrupt Practices Act (“FCPA”) or similar legislation, as well as foreign anti-bribery and anti-corruption laws;
•	confiscatory taxation, tax duties, complex and everchanging tax regimes or other adverse tax policies;
•	exposure to expropriation of our assets and other actions by foreign governments;
•	deprivation of contract rights;
•	restrictions on the repatriation of income or capital;
•	inflation; and
•	currency exchange rate fluctuations and devaluations.

The COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

As a result of the COVID-19 pandemic, the Company may be exposed to additional liabilities and risks. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry over the last two years.

In 2020, oil demand significantly deteriorated because of the virus outbreak and corresponding governmental regulations implemented around the world to mitigate the spread of the virus. Physical markets became distressed as spot prices were negatively impacted by a lack of available storage capacity. The COVID-19 virus continued to spread during 2020, extending depressed demand, uncertainty and additional spending reductions by the entire oil and gas industry. During 2021, as COVID-19 curtailment efforts lessened in severity in certain geographies and the global economy began to re-open, oil demand rebounded to approximately pre-pandemic levels. Driven by improved demand and reduced global supply, oil and gas prices have recovered to levels that incentivize re-investment.

The forced shutdown of economic activity directly affected our business and has exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2020, including those relating to our customers’ capital spending and sharply reduced oil and natural gas prices. Demand for our products and services declined as our customers continued to revise their capital budgets downwards and swiftly adjusted their operations in response to lower commodity prices. Energy prices rebounded during 2021, but numerous COVID-19 related problems have persisted, especially as first the Delta and then the Omicron variants occurred in late 2021 and early 2022. The consequences of continued COVID-19 disruption included:

•	Inability to access raw materials and components;
•	Suppliers putting the Company on allocations;
•	Higher prices for raw materials and components;
•	Delays and higher costs for shipping and transportation;
•	Other supply chain disruptions;
•	Labor shortages and absences;
•	Wage and other labor cost inflation;
•	Government regulation; and
•	Travel restrictions.
•	increased labor costs.

A worsening of the virus or its variants could result in further mitigation efforts and a reduction in demand for oil and gas and our services and products.

Given the nature, scale, and scope of the above-described events we are not able to identify all potential risks to our business, however, we believe that the well-known impacts described above, and other potential impacts include, but are not limited to, the following:

•	Disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products and inflationary pressure;
•	Customers may attempt to cancel or delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased on delayed demand for our products and services;
•	Customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•	A credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;
•	A need to preserve liquidity;
•	Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees as market conditions improve;
•	Liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting its work force or facility closures resulting from the COVID-19 pandemic;
•	Cyber security issues, as digital technologies may become more vulnerable and experience a higher rate of cyber-attacks in the current environment of remote connectivity;
•	Liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;
•	Other contractual or other legal claims from our customers resulting from the COVID-19 pandemic;
•	Costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	Additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases;
•	A structural shift in the global economy and its demand for oil and gas as a result of changes in the way people work, travel, and interact, or in connection with a global recession or depression; and
•	Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties.

Cybersecurity risks and threats could adversely affect our business.

We rely heavily on information systems to conduct our business. Any failure, interruption, or breach in security of our information systems, or information systems owned by others that we use and rely on, could result in failures or disruptions in our customer relationship management, general ledger systems and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that any breach or interruption will be sufficiently limited. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of our intellectual property or other proprietary information, including customer data, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial position or results of operations.

We may suffer business disruption from direct or indirect cyber-attacks. These take many forms, including ransomware directed at us, our vendors or our customers. For example, our operations were affected by the well-publicized shutdown of the Kronos Company’s cloud-based employee work time keeping system, to which certain of our operations subscribe for recording hours worked.  Our Human Resources and Operations management were able to quickly implement alternate procedures until the Kronos system was restored. We suffered no material loss due to the outage, and our employee data was not compromised. As with virtually all other large companies, we receive numerous phishing efforts, and other attempted cyber-attacks such as efforts to hack our systems or use distributed denial-of-service attacks. These cyber-security risks have not resulted in any material adverse interruption in our business to date but pose an ongoing threat of material interruption to our business activities.

Our ability to hire and retain qualified personnel at competitive cost could materially affect our operations and growth potential.

Many of the products we sell, and related services that we provide, are complex and technologically advanced, which enable them to perform in challenging conditions. Our ability to succeed is, in part, dependent on our success in attracting and retaining qualified personnel to provide service and to design, manufacture, use, install and commission our products. A significant increase in wages paid by competitors, both within and outside the energy industry, for such highly skilled personnel could result in insufficient availability of skilled labor or increase our labor costs, or both. If the supply of skilled labor is constrained or our costs increase, our margins could decrease, and our growth potential could be impaired.

Severe or unseasonable weather conditions may adversely affect our operations.

Our business may be materially and adversely affected by severe weather conditions in areas where we operate. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions.  Repercussions of severe or unseasonable weather conditions may entail the evacuation of personnel and stoppage of services; inability to deliver material to jobsites in accordance with contract schedules; decreases in demand for oil and natural gas during unseasonably warm winters; and loss of productivity. In addition, if particularly severe weather affects platforms or structures, this may result in a suspension of activities. Any of these events could adversely affect our financial condition, results of operations and cash flows.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

The Company has approximately $1.5 billion of goodwill and $0.5 billion of other intangible assets with indefinite lives as of December 31, 2021. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgement. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

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

We cannot assure that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to effectively manage any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the Company, any of which could cause our business to suffer.

The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. For example, legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Four states (New York, Maryland, Washington, and Vermont) have banned the use of high-volume hydraulic fracturing. Oregon has adopted a five-year moratorium and Colorado has enacted legislation providing local governments with regulatory authority over hydraulic fracturing operations. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations. The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Legal and Regulatory Related

Our failure to comply with existing or future U.S. and foreign laws and regulations could have a material adverse effect on our business and our results of operations.

Our ability to comply with various complex U.S. and foreign laws and regulations, such as the FCPA, the U.K. Bribery Act and other foreign anti-bribery and anti-corruption laws, various trade control regulations, and human rights and anti-slavery legislation is dependent on the success of our ongoing compliance program, including our ability to continue to effectively supervise and train our employees to deter prohibited practices. These various laws and regulations can change frequently and significantly.  We may become involved in a governmental investigation even if the Company has complied with these laws. If we fail to comply with applicable laws and regulation, we could be subject to investigations, sanctions, and civil and criminal prosecution as well as fines and penalties, which could have a material adverse effect on our reputation and our business, financial condition, results of operations and cash flows. In addition, government disruptions could negatively impact our ability to conduct our business. Supply chain restrictions such as the U.K. Modern Slavery Act and other similar legislation could also materially affect our supply chain, cost of production, and ability to manufacture our products.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely impact our operations and financial condition. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases. The President of the United States has issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that the administration identified as conflicting with its climate policies. These include Executive Orders requiring a review of current U.S. federal lands leasing and permitting practices, as well as a temporary halt of new leasing of U.S. federal lands and offshore waters available for oil and gas exploration. The Executive Orders halting the leasing of U.S. federal lands were challenged in court and remain subject to litigation. As a result of the review of leasing and permitting practices, the U.S. Department of the Interior has recommended increasing the royalty rate payable to the U.S. government by operators, as well as bonding requirements and emissions requirements for operators. Some form of these recommendations may become applicable to operations on U.S. federal leases, which could have a negative effect on exploration and production of oil and natural gas given the increased costs associated with any such changes. In February 2021, the United States formally re-joined the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gases emission reduction goals, every five years. Though we are closely following developments in this area and changes in the regulatory landscape in the United States, we cannot predict how or when those challenges may ultimately impact our business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

The Company could be subject to changes in its tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. An increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

Many operators internally coat the drill stem to improve its hydraulic efficiency and protect it from the corrosive fluids sometimes encountered during drilling; have hard-facing alloys applied to drillpipe joints, collars, and other components to protect tool joints and casing against wear; and inspect and assess the integrity of the drillpipe from time to time.  Wellbore Technologies manufactures and sells drillpipe and provides coating, “hardfacing,” and drillpipe inspection and repair.  As hole depth increases, additional joints of drillpipe are continuously added to the drill stem. When the bit becomes dull or the equipment at the bottom of the drill stem – including the drilling motors – otherwise requires servicing, the entire drill stem is pulled out of the hole and disassembled by disconnecting the joints of drillpipe. These are set aside or “racked,” the old bit is replaced or service is performed, and the drill stem is reassembled and lowered back into the hole (a process called “tripping”). During drilling and tripping operations, joints of drillpipe must be screwed together and tightened (“made up”), and loosened and unscrewed (“spun out”), a process that can create a considerable amount of stress on the pipe connections while also being quite time consuming.  Rig Technologies provides drilling equipment to manipulate and maneuver the drillpipe in an efficient and safe manner, and Wellbore Technologies manufactures premium connections that are designed to reduce failure downhole and improve the rate of connection on the rig floor. When the hole has reached a specified depth, all the drillpipe is pulled out of the hole, and larger-diameter pipe known as casing is lowered into the hole and permanently cemented in place to protect against collapse and contamination of the hole. The casing is typically inspected before it is lowered into the hole, another service provided by Wellbore Technologies.  Hole openers from Wellbore Technologies, which mount above the drill bits in the drill stem, open the tolerance of the hole to allow for easier and faster casing installation. Completion & Production Solutions manufactures cement mixing and pumping equipment that is used to cement the casing in place. The rig’s hoisting system raises and lowers the drill stem while drilling or tripping, and lowers casing into the wellbore. A conventional hoisting system is a block-and-tackle mechanism that works within the drilling rig’s derrick. The mechanism is lifted by a series of pulleys that are attached to the drawworks at the base of the derrick. Rig Technologies sells and installs drawworks and pipe hoisting-systems.

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

The Company owned or leased approximately 552 facilities worldwide as of December 31, 2021, including the following principal manufacturing, service, distribution and administrative facilities:

		Building		Property		Lease
		Size		Size	Owned /	Termination
Location	Description	(SqFt)		(Acres)	Leased	Date
Wellbore Technologies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112		196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	275,383		28	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365		197	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400		42	Owned
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Office	351,377		41	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778		34	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	184,492		8	Leased	1/29/2031
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750		42	Owned
Houston, Texas	Manufacturing of plastic thread products	158,250		7	Owned

Completion & Production Solutions:
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	595,965		14	Owned*	10/31/2027
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067		38	Owned
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	464,885		30	Owned*	10/19/2031
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	365,872		28	Owned
Houston, Texas	Manufacturing of Wireline and Pressure Performance Equipment, Warehouse and Administrative Offices	383,750		26	Leased	6/30/2041
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	342,999	`	24	Owned
Qingdau, Shandong, China	Manufacturing of fiber-reinforced tubular products	277,331		25	Leased	10/26/2036
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	222,625		10	Owned
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	130,873		7	Leased	4/30/2026
Kintore, Aberdeenshire, Scotland, UK	Manufacturing & Servicing of Elmar, ASEP and Anson Equipment	198,651		13	Leased	9/3/2037
Dammam, Saudi Arabia	Manufacturing of fiberglass products	213,484		23	Leased	12/7/2036
Mt. Union, Pennsylvania	Manufacturing of fiberglass products	160,000		24	Owned

Rig Technologies:
Houston, Texas	Bammel Facility, Repairs, Service, Aftermarket Parts, Administrative & Sales Offices	608,718		33	Leased	6/30/2028
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964		36	Leased	4/30/2022
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	484,794		51	Owned
New Iberia, Louisiana	Repair, Services and Spares facility	189,000		17	Leased	10/1/2025
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	133,659		4	Leased	1/5/2024
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	39,433		2	Owned

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	337,019		14	Leased	11/30/2037
Houston, Texas	Corporate and Shared Administrative Offices	441,029		3	Leased	1/31/2041

*Building owned but land leased.

We own or lease approximately 306 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, 109 service centers that provide inspection and equipment rental and 137 engineering, sales and administration facilities.

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

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of February 4, 2022, there were 2,280 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends were declared for $0.05 per share in the fourth quarter of 2021, aggregating to $20 million for the year ended December 31, 2021. In 2020, cash dividends declared were $0.05 per share in the first quarter of 2020, aggregating to $19 million for the year ended December 31, 2020. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. The total shareholder return assumes $100 invested on December 31, 2016 in NOV Inc., the S&P Oil & Gas Equipment Select Index, the S&P 500 Index and the S&P Oil & Gas Equipment & Services Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

	12/16	12/17	12/18	12/19	12/20	12/21
NOV Inc.	100.00	96.77	69.41	68.24	37.62	37.28
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Oil & Gas Equipment & Services	100.00	85.32	49.94	55.20	35.20	44.91
S&P Oil & Gas Equipment Select Industry	100.00	78.17	41.42	37.84	21.42	24.04

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2021	2,202	14.12	—	—
November 1 through November 30, 2021	—	—	—	—
December 1 through December 31, 2021	694	12.19	—	—
Total (1)	2,896	$13.66	—

(1)

The shares listed as “purchased” during the fourth quarter of 2021 were withheld from employee’s vested restricted stock grants, as required for income taxes, and retired. There shares were not part of a publicly announced program to purchase common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 552 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling, well servicing and offshore construction equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing and high-pressure fiberglass and composite tubing and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. More recently, by applying its deep knowledge in technology, the Company has helped advance the transition toward sustainable energy. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements to conform with the 2021 presentation. The Company discloses Adjusted EBITDA (defined as Operating Profit excluding Depreciation, Amortization, and, when applicable, Other Items (as defined below under “Executive Summary”)) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind, solar and geothermal energy products. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2021 v	2021 v
	2021*	2020*	2019*	2020	2019
Active Drilling Rigs:
U.S.	475	436	944	8.9%	(49.7%)
Canada	132	90	135	46.7%	(2.2%)
International	755	825	1,106	(8.5%)	(31.7%)
Worldwide	1,362	1,351	2,185	0.8%	(37.7%)
West Texas Intermediate Crude Prices (per barrel)	$67.99	$39.33	$56.98	72.9%	19.3%
Natural Gas Prices ($/mmbtu)	$3.88	$2.01	$2.52	93.0%	54.0%

*	Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2021 on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	4Q19	1Q20	2Q20	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21
Total Rigs	2,071	2,053	1,255	1,033	1,064	1,234	1,258	1,420	1,538
Canada	139	196	25	49	89	144	73	151	161
US	821	784	396	254	311	393	451	497	559
International	1,111	1,073	834	730	664	697	734	772	818
W. TX Int. ($)	$56.92	$45.99	$27.81	$41.05	$42.46	$57.80	$66.09	$70.62	$77.45

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price, Natural Gas Price: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $67.99 in 2021, an increase of 73% over the average price for 2020 of $39.33 per barrel. The average natural gas price in 2021 was $3.88 per mmbtu, an increase of 93% percent compared to the 2020 average of $2.01 per mmbtu. Average rig activity worldwide increased 1 percent for the full year in 2021 compared to 2020. The average crude oil price for the fourth quarter of 2021 was $77.45 per barrel, and natural gas was $4.74 per mmbtu.

At February 4, 2022, there were 831 rigs actively drilling in North America, compared to the fourth quarter average of 720 rigs, an increase of 15 percent. The price for West Texas Intermediate Crude Oil was $92.31 per barrel at February 4, 2022, an increase of 19 percent from the fourth quarter of 2021 average. The price for natural gas was $4.57 per mmbtu at February 4, 2022, a decrease of four percent from the fourth quarter of 2021 average.

The Company is also becoming increasingly engaged with energy transition related opportunities and is currently involved in projects related to wind energy, solar, geothermal power, rare earth metal extraction, biogas production, and carbon sequestration. Additionally, the Company is investing in developing technologies and solutions that will support other energy transition related industry verticals. Management expects to see continued growth in these areas as low carbon power becomes a larger portion of the global energy supply.

EXECUTIVE SUMMARY

NOV Inc. generated revenue of $5.52 billion in 2021, which was lower from the prior year as the Company entered the year with lower order backlog resulting from sharply lower oil and gas prices and industry activity during 2020. While industry activity began a slow recovery during 2021, the average 2021 worldwide rig count (as measured by Baker Hughes) did not increase significantly when compared to 2020.

For the year ended December 31, 2021, the Company reported an operating loss of $134 million compared to an operating loss of $2,425 million in 2020, and a net loss attributable to the Company of $250 million, or $0.65 per share compared to a net loss of $2,542 million or $6.62 per share during 2020.

For the fourth quarter ended December 31, 2021, revenue was $1.52 billion, a $176 million or 13 percent increase compared to the third quarter of 2021. The Company reported a net loss of $40 million, or $0.10 per fully diluted share, an improvement of $29 million, or $0.08 per fully diluted share, from the third quarter of 2021.  Compared to the fourth quarter of 2020, revenue increased $190 million or 14 percent, and net loss improved $307 million.

During the fourth quarter of 2021, third quarter of 2021, and fourth quarter of 2020, pre-tax other items: goodwill, intangible and long-lived asset impairment charges, inventory charges, severance accruals, and other charges and credits (collectively “Other Items”), were $9 million, $24 million, and $236 million, respectively. Excluding the Other Items from all periods, fourth quarter 2021 Adjusted EBITDA was $69 million, compared to $56 million in the third quarter of 2021 and $17 million in the fourth quarter of 2020.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $576 million in the fourth quarter of 2021, an increase of 14 percent from the third quarter of 2021 and an increase of 54 percent from the fourth quarter of 2020. The increase in revenues resulted from increased drilling activity levels in North America partially offset by declines in international and offshore markets. Operating profit, which included $(1) million in Other Items, was $50 million. Adjusted EBITDA increased $11 million sequentially and $76 million from the prior year to $88 million, or 15.3 percent of sales.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $549 million in the fourth quarter of 2021, an increase of 15 percent from the third quarter of 2021 and an increase of 1 percent from the fourth quarter of 2020. Continued COVID-19 related operational challenges negatively impacted margin flow-through during the quarter. Operating loss, which included $2 million in Other Items, was $16 million. Adjusted EBITDA increased $7 million sequentially and decreased $26 million from the prior year to $2 million, or 0.4 percent of sales.

New orders booked improved 29 percent sequentially to $495 million, representing a book-to-bill of 159 percent when compared to the $311 million of orders shipped from backlog. Backlog for capital equipment orders for Completion & Production Solutions at December 31, 2021 was $1,287 million, an increase of $592 million, or 85 percent from backlog of $695 million at December 31, 2020.

Rig Technologies

Rig Technologies generated revenues of $431 million in the fourth quarter of 2021, an increase of 11 percent from the third quarter of 2021 and a decrease of 1 percent from the fourth quarter of 2020. Increasing offshore drilling activity levels resulting in lower capital equipment backlog contributed to the increase in revenues in the fourth quarter of 2021 when compared to the third quarter of 2021. Operating profit, which included $3 million in Other Items, was $1 million. Adjusted EBITDA decreased $4 million sequentially and increased $2 million from the prior year to $21 million, or 4.9 percent of sales.

New orders booked during the quarter totaled $191 million, representing a book-to-bill of 102 percent when compared to the $188 million of orders shipped from backlog. At December 31, 2021, backlog for capital equipment orders for Rig Technologies was $2,767 million, an increase of $98 million, or 4 percent, from backlog of $2,669 million at December 31, 2020.

Oil & Gas Equipment and Services Market and Outlook

During 2020, the COVID-19 outbreak rapidly spread across the world, driving sharp demand destruction for crude oil as countries took measures that curtailed economic activity to slow the spread of the outbreak. Companies across the industry responded with severe capital spending budget cuts, curtailed production, cost reductions, personnel layoffs, facility closures and bankruptcy filings. Towards the end of 2020 and into 2021, commodity prices stabilized and began to recover resulting in improving industry activity levels in North America.

Throughout 2021, greater availability of COVID-19 vaccines resulted in the gradual reopening of certain economies around the world. Pent-up consumer and industrial demand combined with government economic stimulus programs are serving to amplify the global recovery, improve economic activity, and drive higher demand for oil and gas, which management believes is setting the stage for a global recovery in drilling activity. During 2021, oil and gas drilling activity levels increased in every major region of the world, reflecting this growing demand. However, supply chain disruptions and inflationary challenges are significant and have continued into 2022.

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

Results of Operations

The following table summarizes the Company’s revenue and operating profit (loss) by operating segment (in millions):

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue:
Wellbore Technologies	$1,959	$1,867	$3,214	4.9%	(41.9)%
Completion & Production Solutions	1,963	2,433	2,771	(19.3)%	(12.2)%
Rig Technologies	1,739	1,919	2,682	(9.4)%	(28.4)%
Eliminations	(137)	(129)	(188)	(6.2)%	31.4%
Total Revenue	$5,524	$6,090	$8,479	(9.3)%	(28.2)%
Operating Profit (Loss):
Wellbore Technologies	$74	$(858)	$(3,551)	108.6%	75.8%
Completion & Production Solutions	(65)	(977)	(1,934)	93.3%	49.5%
Rig Technologies	43	(362)	(524)	111.9%	30.9%
Eliminations and corporate costs	(186)	(228)	(270)	18.4%	15.6%
Total Operating Profit (Loss)	$(134)	$(2,425)	$(6,279)	94.5%	61.4%
Operating Profit (Loss)%:
Wellbore Technologies	3.8%	(46.0)%	(110.5)%
Completion & Production Solutions	(3.3)%	(40.2)%	(69.8)%
Rig Technologies	2.5%	(18.9)%	(19.5)%
Total Operating Profit (Loss) %	(2.4)%	(39.8)%	(74.1)%

Years Ended December 31, 2021 and December 31, 2020

Wellbore Technologies

Revenue from Wellbore Technologies for the year ended December 31, 2021 was $1,959 million, an increase of $92 million (5%) compared to the year ended December 31, 2020.

Operating profit from Wellbore Technologies was $74 million for the year ended December 31, 2021, an increase of $932 million compared to the year ended December 31, 2020. Operating profit percentage for 2021 was 3.8 percent compared to an operating loss percentage of -46 percent in 2020.

Other Items included in operating loss for Wellbore Technologies were $30 million for the year ended December 31, 2021 and $849 million for the year ended December 31, 2020.

Completion & Production Solutions

Revenue from Completion & Production Solutions for the year ended December 31, 2021 was $1,963 million, a decrease of $470 million (-19%) compared to the year ended December 31, 2020.

Operating loss from Completion & Production Solutions was $65 million for the year ended December 31, 2021 compared to an operating loss of $977 million for 2020, an improvement of $912 million. Operating loss percentage for 2021 was -3.3 percent compared to -40.2 percent in 2020.

Included in operating loss are Other Items related to impairment charges, inventory charges, severance accruals and other charges and credits. Other items included in operating loss for Completion & Production Solutions was zero for the year ended December 31, 2021 and $1,132 million for the year ended December 31, 2020.

The Completion & Production Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $1,287 million at December 31, 2021, an increase of $592 million, or 85 percent from backlog of $695 million at December 31, 2020.  Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately $1,125 million of revenue out of backlog in 2022 and approximately $162 million of revenue out of backlog in 2023 and thereafter. At December 31, 2021, approximately 68 percent of the capital equipment backlog was for offshore products and approximately 79 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Revenue from Rig Technologies for the year ended December 31, 2021 was $1,739 million, a decrease of $180 million (-9%) compared to the year ended December 31, 2020.

Operating profit from Rig Technologies was $43 million for the year ended December 31, 2021, an improvement of $405 million compared to 2020. Operating profit percentage for 2021 was 2.5 percent compared to -18.9 percent in 2020.

Included in operating profit are Other Items related to severance and facility closures, and asset write-downs. Other Items included in operating profit for Rig Technologies were $20 million for the year ended December 31, 2021 and $402 million for the year ended December 31, 2020.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,767 million at December 31, 2021, an increase of $98 million, or 4 percent, from backlog of $2,669 million at December 31, 2020.  Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately $692 million of revenue out of backlog in 2022 and the remaining in 2023 and thereafter. At December 31, 2021, approximately 31 percent of the capital equipment backlog was for offshore products and approximately 92 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $186 million for the year ended December 31, 2021 compared to $228 million for the year ended December 31, 2020. This change is primarily due to a decrease in intersegment sales. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other income (expense), net

Other income (expense), net was expense of $23 million for the year ended December 31, 2021 compared to expense of $17 million for the year ended December 31, 2020. The increase in expense was primarily due to higher foreign exchange losses for 2021.

Provision for income taxes

The effective tax rate for the year ended December 31, 2021 was -6.5 percent, compared to 8.7 percent for 2020. For the year ended December 31, 2021 the effective tax rate was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns. For the year ended December 31, 2020 the effective tax rate was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowance for current year losses and other tax attributes, partially offset by the release of valuation allowance as a result of (a) the carryback of $591 million of U.S. net operating losses from 2019 to 2014 as a result of the CARES Act and (b) the filing of an amended US tax return to deduct foreign tax credits and carryback the resulting $287 million U.S. net operating loss from 2016 to 2014.

Results of Operations in 2020 Compared to 2019

Information related to the comparison of our operating results between the years 2020 and 2019 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

Non-GAAP Financial Measures and Reconciliations

This Form 10-K contains certain non-GAAP financial measures that management believes are useful tools for internal use and the investment community in evaluating NOV’s overall financial performance. These non-GAAP financial measures are broadly used to value and compare companies in the oilfield services and equipment industry. Not all companies define these measures in the same way. In addition, these non-GAAP financial measures are not a substitute for financial measures prepared in accordance with GAAP and should therefore be considered only as supplemental to such GAAP financial measures.

The Company defines Adjusted EBITDA as Operating Profit excluding Depreciation, Amortization and, when applicable, Other Items.  Management believes this is important information to provide because it is used by management to evaluate the Company’s operational performance and trends between periods and manage the business.  Management also believes this information may be useful to investors and analysts to gain a better understanding of the Company’s results of ongoing operations.  Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income.

Other items consist of charges and credits related to (in millions):

	Three Months Ended			Years Ended
	December 31,		September 30,	December 31,
	2021	2020	2021	2021	2020
Other items by category:
Goodwill	$—	$—	$—	$—	$1,295
Identified intangibles	—	—	—	—	292
Inventory	(1)	174	(4)	(13)	326
Long-lived assets	—	—	—	—	304
Severance, facility closures and other	10	62	28	70	206
Total other items	$9	$236	$24	$57	$2,423

The following tables set forth the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measures (in millions):

	Three Months Ended			Years Ended
	December 31,		September 30,	December 31,
	2021	2020	2021	2021	2020
Operating profit (loss):
Wellbore Technologies	$50	$(78)	$32	$74	$(858)
Completion & Production Solutions	(16)	(31)	(26)	(65)	(977)
Rig Technologies	1	(132)	1	43	(362)
Eliminations and corporate costs	(50)	(60)	(50)	(186)	(228)
Total operating profit (loss)	$(15)	$(301)	$(43)	$(134)	$(2,425)

Other Items:
Wellbore Technologies	$(1)	$46	$7	$30	$849
Completion & Production Solutions	2	43	6	—	1,132
Rig Technologies	3	132	6	20	402
Corporate	5	15	5	7	40
Total Other Items	$9	$236	$24	$57	$2,423

Depreciation & amortization:
Wellbore Technologies	$39	$44	$38	$158	$187
Completion & Production Solutions	16	16	15	62	75
Rig Technologies	17	19	18	71	77
Corporate	3	3	4	15	13
Total depreciation & amortization	$75	$82	$75	$306	$352

Adjusted EBITDA:
Wellbore Technologies	$88	$12	$77	$262	$178
Completion & Production Solutions	2	28	(5)	(3)	230
Rig Technologies	21	19	25	134	117
Eliminations and corporate costs	(42)	(42)	(41)	(164)	(175)
Total Adjusted EBITDA	$69	$17	$56	$229	$350

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(40)	$(347)	$(69)	$(250)	$(2,542)
Noncontrolling interests	(3)	(1)	4	5	5
Provision (benefit) for income taxes	14	22	5	15	(242)
Interest expense	19	19	19	77	84
Interest income	(2)	(2)	(3)	(9)	(7)
Equity (income) loss in unconsolidated affiliate	(1)	10	2	5	260
Other (income) expense, net	(2)	(2)	(1)	23	17
Depreciation and amortization	75	82	75	306	352
Other Items	9	236	24	57	2,423
Total Adjusted EBITDA	$69	$17	$56	$229	$350

Liquidity and Capital Resources

At December 31, 2021, the Company had cash and cash equivalents of $1,591 million, and total debt of $1,713 million. At December 31, 2020, cash and cash equivalents were $1,692 million and total debt was $1,834 million. As of December 31, 2021, approximately $893 million of the $1,591 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash, if repatriated to the U.S., could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

On April 8, 2021, the Company extended the maturity date of the revolving credit facility by one additional year to October 30, 2025. The revolving credit facility has a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2021, the Company was in compliance with a debt-to-capitalization ratio of 28% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2021, the Company was in compliance. As of December 31, 2021, the Company had $102 million in borrowings related to this line of credit. The first payment in December 2022 will be approximately $5 million.

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

The Company’s outstanding debt at December 31, 2021 was $1,713 million and consisted of $494 million in 3.60% Senior Notes, $1,090 million in 3.95% Senior Notes, no commercial paper borrowings, and other debt of $129 million. The Company was in compliance with all covenants at December 31, 2021. Lease liabilities totaled $675 million at December 31, 2021.

The Company had $444 million of outstanding letters of credit at December 31, 2021 that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods presented (in millions):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$291	$926	$714
Net cash used in investing activities	(196)	(144)	(315)
Net cash used in financing activities	(189)	(259)	(647)

Significant sources and uses of cash during 2021

•	Cash flows provided by operating activities was $291 million. This included changes in the primary components of our working capital (inventories, contract assets, and accounts payable).
•	Capital expenditures were $201 million.
•	Business acquisitions, net of cash acquired, were $52 million.
•	Payments of $20 million in dividends to our shareholders.

Other

The effect of the change in exchange rates on cash was a decrease of $7 million, $2 million, and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations for the foreseeable future.

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

As of December 31, 2021, the Company had $60 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 15 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgements that affect the amounts reported. We periodically evaluate our estimates and judgements that are most critical in nature which are related to revenue recognition under long-term construction contracts and impairment of goodwill and other indefinite-lived intangible assets. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

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

These long-term construction contracts generally include integrating a complex set of tasks and components into a single project or capability, so are accounted for as one performance obligation.

It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $38 million for the year ended December 31, 2021 primarily due to change orders.

Goodwill

The Company has approximately $1.5 billion of goodwill as of December 31, 2021. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

The Company performs its goodwill test based on the Company’s discounted cash flow analysis. The discounted cash flow is based on management’s forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each of the Company’s individual reporting units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgement must be applied to determine whether credit changes are a short-term or long-term trend. The valuation techniques used in the annual test were consistent with those used during previous testing. The inputs used in the annual test were updated for current market conditions and forecasts.

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

During 2021, 2020, and 2019 we recorded charges for additions to inventory reserves of $73 million, $367 million, and $659 million, respectively, consisting primarily of obsolete and surplus inventories. At December 31, 2021 and 2020, inventory reserves totaled $444 and $577 million, or 25.0% and 29.0% of gross inventory, respectively.

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

Recently Issued and Recently Adopted Accounting Standards

See Note 2 – Summary of Significant Accounting Policies (Part IV, Item 15 of this Form 10-K) for further discussion.

Forward–Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “plan,” “will,” “expect,” “anticipate,” “estimate,” “should,” “forecast,” and similar words, although some forward-looking statements are expressed differently. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors” which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements, and additional disclosures we make in our press releases and Forms 10-Q, and 8-K. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2021, 2020 and 2019, the Company reported foreign currency losses of $16 million, $2 million and $36 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency fluctuations may create losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency of our subsidiaries using the local currency as their functional currency.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $382 million and translation exposures totaling $363 million as of December 31, 2021. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net loss by $30 million and the translational exposures could affect Other Comprehensive Income by $36 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At December 31, 2021, borrowings consisted of $1,090 million in 3.95% Senior Notes, $494 million in 3.60% Senior Notes, and other debt of $129 million. There were no commercial paper borrowings, and no outstanding letters of credit issued under the credit facility resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2021, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) ('c')
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	21,276,961	$46.27	13,487,907
Equity compensation plans not approved by security holders	—	—	—
Total	21,276,961	$46.27	13,487,907

(1)	Shares could be issued through equity instruments other than stock options, warrants or rights.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)	Financial Statements

The following financial statements are presented in response to Part II, Item 8:

Page
Consolidated Balance Sheets	61
Consolidated Statements of Loss	62
Consolidated Statements of Comprehensive Loss	63
Consolidated Statements of Cash Flows	64
Consolidated Statements of Stockholders’ Equity	65
Notes to Consolidated Financial Statements	66

The report of NOV Inc.’s independent registered public accounting firm (PCAOB ID: 42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included before the above-referenced reports. Their consent appears in Exhibit 23.1 of this Form 10-K.

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	96

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3)	Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

4.1	Description of Securities (2)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1)(3)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (4)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (5)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (6)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (6)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (7)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (7)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (8)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (9)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (10)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (11)

10.12	Form of Restricted Stock Agreement (11)

10.13	Form of Performance Award Agreement (11)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (12)

10.15	Form on Restricted Stock Agreement (2019) (12)

10.16	Form of Performance Award Agreement (2019) (12)

10.17 10.18	Form of Performance Award Agreement (2020) (13) Form of Performance Award Agreement (2021) (14)

21.1	Subsidiaries of the Registrant (15)

23.1	Consent of Ernst & Young LLP. (15)

24.1	Power of Attorney. (included on signature page hereto) (15)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (15)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (15)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (15)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement for management or others.
(1)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 22, 2020.
(2)	Filed as an Exhibit to our Annual Report on Form 10-K filed on February 12, 2021.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2019.
(5)	Filed as Appendix I to our Proxy Statement filed on April 9, 2020.
(6)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(7)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(8)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(9)	Filed as an Exhibit to our Current Report on Form 8-K filed on December 4, 2020.
(10)	Filed as an Exhibit to our Current Report on Form S-K filed on November 21, 2014.
(11)	Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(12)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.
(13)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2020.

(14)	Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2021.
(15)	Filed with this Form 10-K.
(16)	Furnished with this Form 10-K.

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

NOV INC.

Dated: February 11, 2022	By:	/s/ CLAY C. WILLIAMS
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

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 11, 2022

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 11, 2022

/s/ CHRISTY H. NOVAK Christy H. Novak	Vice President, Corporate Controller and Chief Accounting Officer	February 11, 2022

/s/ GREG L. ARMSTRONG	Director	February 11, 2022
Greg L. Armstrong

/s/ MARCELA E. DONADIO	Director	February 11, 2022
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 11, 2022
Ben A. Guill

/s/ JAMES T. HACKETT	Director	February 11, 2022
James T. Hackett

/s/ DAVID D. HARRISON	Director	February 11, 2022
David D. Harrison

/s/ ERIC L. MATTSON	Director	February 11, 2022
Eric L. Mattson

/s/ MELODY B. MEYER	Director	February 11, 2022
Melody B. Meyer

/s/ WILLIAM R. THOMAS	Director	February 11, 2022
William R. Thomas

/s/ ROBERT S. WELBORN	Director	February 11, 2022
Robert S. Welborn

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams
Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo
Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas

February 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on Internal Control over Financial Reporting

We have audited NOV Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOV Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 11, 2022, expressed an unqualified opinion thereon.

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

February 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOV Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of loss, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill

Description of the Matter

As discussed in Note 6 to the consolidated financial statements, at December 31, 2021, the Company had goodwill of $725 million in reporting units that did not have a fair value substantially in excess of their carrying value.  Goodwill is tested by the Company’s management for impairment at least annually, in the fourth quarter, unless there are indications of impairment at other points throughout the year. Goodwill is tested for impairment at the reporting unit.

Auditing management’s impairment test for goodwill is complex and involved subjective auditor judgment and the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates of reporting units with fair values that do not significantly exceed their carrying values are sensitive to assumptions such as projected cash flows and weighted average cost of capital. These assumptions are sensitive to and affected by expected future market or economic conditions, and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process, including management’s review controls over the significant assumptions described above as well as the underlying data used in the Company’s valuation models.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions described above and testing the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and other available industry forecast information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing certain significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Revenue recognition under long-term construction contracts

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue over time for certain long-term construction contracts using an input method described as the cost-to-cost approach to determine the extent of progress towards completion of performance obligations. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. For material fixed price contracts, estimates are subject to considerable judgment and could be impacted by such items as changes to the project schedule and the cost of labor and material.

Auditing management’s estimate of the progress towards completion of its projects involved subjectivity as the costs to complete forecasts of fixed price contracts are subject to considerable judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to recognize long-term contract revenue, including key controls related to monitoring projected project costs.

To test the revenue recognized under long-term construction contracts, we performed audit procedures that included, among others, evaluating the appropriate application of the cost-to-cost method to ensure it accurately depicts the Company’s performance in transferring control of the performance obligation; testing the significant assumptions discussed above to develop the estimated cost to complete; and testing the completeness and accuracy of the underlying data. To assess management’s estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; attending selected project review meetings; performing observations of select projects to observe progress; and performing lookback analyses to historical actual costs to assess management’s ability to estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1995, but we are unable to determine the specific year.

Houston, Texas

February 11, 2022

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,591	$1,692
Receivables, net	1,321	1,274
Inventories, net	1,331	1,408
Contract assets	461	611
Prepaid and other current assets	198	224
Total current assets	4,902	5,209
Property, plant and equipment, net	1,823	1,927
Lease right-of-use assets, operating	361	371
Lease right-of-use assets, financing	176	195
Goodwill	1,527	1,493
Intangibles, net	503	527
Investment in unconsolidated affiliates	50	51
Other assets	208	156
Total assets	$9,550	$9,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$612	$489
Accrued liabilities	778	863
Contract liabilities	392	354
Current portion of lease liabilities	99	110
Current portion of long-term debt	5	-
Accrued income taxes	24	51
Total current liabilities	1,910	1,867
Long-term debt	1,708	1,834
Lease liabilities	576	612
Deferred income taxes	66	78
Other liabilities	226	259
Total liabilities	4,486	4,650
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 392,673,077 and 388,255,374 shares issued and outstanding at December 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	8,685	8,591
Accumulated other comprehensive loss	(1,546)	(1,509)
Retained earnings	(2,146)	(1,876)
Total Company stockholders' equity	4,997	5,210
Noncontrolling interests	67	69
Total stockholders’ equity	5,064	5,279
Total liabilities and stockholders’ equity	$9,550	$9,929

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF LOSS

(In millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue
Sales	$3,769	$4,409	$5,862
Services	1,114	1,091	1,517
Rental	641	590	1,100
Total	5,524	6,090	8,479
Cost of revenue
Sales	3,369	4,313	5,696
Services	951	929	1,188
Rental	430	414	750
Total	4,750	5,656	7,634
Gross profit	774	434	845
Selling, general and administrative	908	968	1,303
Goodwill and indefinite-lived intangible asset impairment	—	1,378	3,612
Long-lived asset impairment	—	513	2,209
Operating loss	(134)	(2,425)	(6,279)
Interest and financial costs	(77)	(84)	(100)
Interest income	9	7	20
Equity loss in unconsolidated affiliates	(5)	(260)	(13)
Other income (expense), net	(23)	(17)	(90)
Loss before income taxes	(230)	(2,779)	(6,462)
Provision (benefit) for income taxes	15	(242)	(369)
Net loss	(245)	(2,537)	(6,093)
Net income attributable to noncontrolling interests	5	5	2
Net loss attributable to Company	$(250)	$(2,542)	$(6,095)
Net loss attributable to Company per share:
Basic	$(0.65)	$(6.62)	$(15.96)
Diluted	$(0.65)	$(6.62)	$(15.96)
Cash dividends per share	$0.05	$0.05	$0.20
Weighted average shares outstanding:
Basic	386	384	382
Diluted	386	384	382

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(245)	$(2,537)	$(6,093)
Other comprehensive income (loss):
Currency translation adjustments	(34)	(78)	(7)
Derivative financial instruments, net of tax	(12)	23	10
Change in defined benefit plans, net of tax	9	(31)	11
Comprehensive loss	(282)	(2,623)	(6,079)
Net income attributable to noncontrolling interests	5	5	2
Comprehensive loss attributable to Company	$(287)	$(2,628)	$(6,081)

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(245)	$(2,537)	$(6,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	306	352	533
Deferred income taxes	11	(65)	(426)
Stock-based compensation	78	105	130
Loss on extinguishment of debt	7	8	26
Equity loss in unconsolidated affiliates	5	260	13
Goodwill and indefinite-lived intangible asset impairment	—	1,378	3,612
Long-lived asset impairment	—	513	2,209
Provision for inventory losses	73	367	659
Other, net	16	16	16
Change in operating assets and liabilities, net of acquisitions:
Receivables	(52)	574	275
Inventories	17	429	104
Contract assets	150	30	(70)
Prepaid and other current assets	28	22	(45)
Accounts payable	118	(226)	(19)
Accrued liabilities	(97)	(110)	(194)
Contract liabilities	27	(74)	(34)
Income taxes payable	(28)	9	(25)
Other assets/liabilities, net	(123)	(125)	43
Net cash provided by operating activities	291	926	714
Cash flows from investing activities:
Purchases of property, plant and equipment	(201)	(226)	(233)
Business acquisitions, net of cash acquired	(52)	(14)	(180)
Other, net	57	96	98
Net cash used in investing activities	(196)	(144)	(315)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	60	36	511
Payments against lines of credit and other debt	(183)	(217)	(1,000)
Financing leases	(26)	(31)	(32)
Cash dividends paid	(20)	(19)	(77)
Debt issuance and extinguishment costs	(7)	(8)	(36)
Other	(13)	(20)	(13)
Net cash used in financing activities	(189)	(259)	(647)
Effect of exchange rates on cash	(7)	(2)	(8)
Increase (decrease) in cash and cash equivalents	(101)	521	(256)
Cash and cash equivalents, beginning of period	1,692	1,171	1,427
Cash and cash equivalents, end of period	$1,591	$1,692	$1,171
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$76	$83	$85
Income taxes	$(78)	$(9)	$144

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	383	$4	$8,390	$(1,437)	$6,862	$13,819	$70	$13,889
Net loss	—	—	—	—	(6,095)	(6,095)	2	(6,093)
Other comprehensive income	—	—	—	14	—	14	—	14
Cash dividends, $0.20 per common share	—	—	—	—	(77)	(77)	—	(77)
Stock-based compensation	3	—	137	—	—	137	—	137
Withholding taxes	—	—	(20)	—	—	(20)	—	(20)
Other	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	—	(2,542)	(2,542)	5	(2,537)
Other comprehensive loss	—	—	—	(86)	—	(86)	—	(86)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	—	(5)	(5)	—	(5)
Stock-based compensation	2	—	104	—	—	104	—	104
Withholding taxes	—	—	(20)	—	—	(20)	—	(20)
Other	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net loss	—	—	—	—	(250)	(250)	5	(245)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	3	—	78	—	—	78	—	78
Stock issued in acquisition	2	—	29	—	—	29	—	29
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064

The accompanying notes are an integral part of these statements.

NOV INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Nature of Business

We design, construct, manufacture and sell comprehensive systems, components, and products used in oil and gas drilling and production and certain industrial and renewable energy sectors. We also provide technology and oilfield services and supplies, distribute products and provide supply chain integration services to the upstream oil and gas industry. Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of oil and gas companies, drilling contractors and oilfield service companies, which in turn are affected by current and anticipated prices of oil and gas. Oil and gas prices have been, and are likely to continue to be, volatile.

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of NOV Inc. and its consolidated subsidiaries. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2021 presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

Derivative Financial Instruments

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges discussed below, all derivative financial instruments that the Company holds are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between two and 24 months but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value using the first-in, first-out or average cost methods. Inventories consist of raw materials and supplies, work-in-process and finished goods and purchased products. The Company reviews historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are limited, to estimate net realizable value. The Company evaluates inventory using the best information available at the time to inform our assumptions and estimates about future demand and resulting sales volumes, and records reserves as necessary.

We recorded charges for additions to inventory reserves of $73 million, $367 million, and $659 million for the years ended December 31, 2021, 2020, and 2019, respectively, consisting primarily of obsolete and surplus inventories. At December 31, 2021 and 2020, inventory reserves totaled $444 million and $577 million, or 25.0% and 29.0% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $264 million, $302 million, and $355 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the consolidated financial statements.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Impairments of plant, property and equipment were $262 million and $252 million for the years ended December 31, 2020 and 2019, respectively.

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

The Company paid cash of $52 million, $14 million, and $180 million for acquisitions for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company paid $29 million in stock (consisting of 2 million shares) for acquisitions in 2021. These acquisitions did not have a material effect on the Company’s operating results, cash flows or financial position.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. However, certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $16 million, $2 million, and $36 million for the years ending December 31, 2021, 2020 and 2019, respectively, and are included in other income (expense) in the accompanying statement of loss.

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

These long-term construction contracts generally include integrating a complex set of tasks and components into a single project or capability so they are accounted for as one performance obligation.

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgement. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $38 million and $41 million for the years ended December 31, 2021 and 2020, respectively, primarily due to change orders.

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

As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,224 million. The Company expects to recognize approximately $1,316 million in revenue for the remaining performance obligations in 2022 and $2,908 million in 2023 and thereafter.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2019	$90
Net provisions for warranties issued during the year	22
Amounts incurred	(26)
Currency translation adjustments	1
Balance at December 31, 2020	$87
Net provisions for warranties issued during the year	15
Amounts incurred	(24)
Currency translation adjustments	(5)
Balance at December 31, 2021	$73

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have many geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis considering current market conditions and trends. This process consists of a review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. Accounts receivable are net of allowances for doubtful accounts of approximately $88 million and $100 million at December 31, 2021 and 2020, respectively.

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

Net Loss Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to Company	$(250)	$(2,542)	$(6,095)
Denominator:
Basic—weighted average common shares outstanding	386	384	382
Dilutive effect of employee stock options and other unvested stock awards	—	—	—
Diluted outstanding shares	386	384	382
Basic loss attributable to Company per share	$(0.65)	$(6.62)	$(15.96)
Diluted loss attributable to Company per share	$(0.65)	$(6.62)	$(15.96)
Cash dividends per share	$0.05	$0.05	$0.20

Net loss attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2021, 2020 and 2019 and therefore not excluded from net loss attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 21 million, 26 million, and 20 million at December 31, 2021, 2020 and 2019, respectively.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2021-01 and ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.  Management is currently assessing the impact of adopting ASU 2020-04 on the Company’s financial position, results of operations and cash flows.

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

At December 31, 2021, the Company has determined the fair value of its derivative financial instruments representing assets of $18 million and liabilities of $8 million (currency related derivatives) using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2021, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $10 million.

Forward currency contracts consist of (in millions):

	Currency Denomination
Currency	December 31, 2021		December 31, 2020
South Korean Won	KRW	17,600	KRW	17,600
Norwegian Krone	NOK	2,430	NOK	3,817
Russian Ruble	RUB	1,128	RUB	1,118
Mexican Peso	MXN	637	MXN	402
Japanese Yen	JPY	476	JPY	340
U.S. Dollar	USD	415	USD	367
South African Rand	ZAR	124	ZAR	124
Euro	EUR	106	EUR	116
Singapore Dollar	SGD	36	SGD	31
British Pound Sterling	GBP	14	GBP	18
Danish Krone	DKK	7	DKK	875
Brazilian Real	BRL	—	BRL	768
Canadian Dollar	CAD	—	CAD	1

Cash Flow Hedging Strategy

To protect against the volatility of forecasted foreign currency cash flows resulting from forecasted revenues and expenses, the Company maintains a cash flow hedging program. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are cash flows associated with forecasted revenues). The Company includes time value in hedge relationships.

The Company expects accumulated other comprehensive loss of $8 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($9) million, ($3) million and ($12) million for the years ended 2021, 2020 and 2019, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Fair Values of Derivative Instruments (In millions)
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$11	$17	Accrued liabilities	$2	$11
Foreign exchange contracts	Other Assets	—	12	Other Liabilities	—	-
Total derivatives designated as hedging instruments under ASC Topic 815		$11	$29		$2	$11
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$7	$17	Accrued liabilities	$6	$4
Total derivatives not designated as hedging instruments under ASC Topic 815		$7	$17		$6	$4
Total derivatives		$18	$46		$8	$15

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2021	2020
Raw materials and supplies	$350	$373
Work in process	218	189
Finished goods and purchased products	1,207	1,423
	1,775	1,985
Less: Inventory reserve	(444)	(577)
Total	$1,331	$1,408

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2021	2020
Land		$174	$175
Buildings and improvements	5-35 Years	1,309	1,343
Operating equipment	2-20 Years	2,678	2,660
Rental equipment	2-15 Years	794	799
		4,955	4,977
Less: Accumulated Depreciation		(3,132)	(3,050)
		$1,823	$1,927

6. Goodwill and Intangible Assets

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $1.5 billion of goodwill and $503 million of identified intangible assets at December 31, 2021.

Goodwill is identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	843	1,054	910	2,807
Goodwill acquired during period	4	—	—	4
Impairment	(517)	(580)	(198)	(1,295)
Currency translation adjustments and other	(22)	(1)	—	(23)
Balance at December 31, 2020	$308	$473	$712	$1,493
Goodwill acquired during period	34	—	—	34
Balance at December 31, 2021 (1)	$342	$473	$712	$1,527

(1)	Accumulated goodwill impairment was $7,261 million as of December 31, 2021.

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-40 years. Amortization expense of identified intangibles is expected to be approximately $40 million, $33 million, $28 million, $25 million, and $23 million for the next five years.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2019	$326	$275	$251	$852
Additions to intangible assets	20	—	—	20
Impairment	(78)	(214)	—	(292)
Amortization	(12)	(9)	(28)	(49)
Currency translation adjustments	(3)	(5)	4	(4)
Balance at December 31, 2020	$253	$47	$227	$527
Additions to intangible assets	22	—	—	22
Amortization	(10)	(5)	(28)	(43)
Currency translation adjustments	(1)	—	(2)	(3)
Balance at December 31, 2021	$264	$42	$197	$503

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2020:
Customer relationships	$475	$(300)	$175
Trademarks	175	(116)	59
Patents	115	(53)	62
Indefinite-lived trade names	196	—	196
Other	94	(59)	35
Total identified intangibles	$1,055	$(528)	$527
December 31, 2021:
Customer relationships	$471	$(323)	$148
Trademarks	174	(122)	52
Patents	145	(59)	86
Indefinite-lived trade names	196	—	196
Other	82	(61)	21
Total identified intangibles	$1,068	$(565)	$503

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

During the fourth quarter of 2021, the Company performed its annual impairment test, as described in ASC Topic 350, as of October 1, 2021. Based on the Company’s annual impairment test, the calculated fair values for all of the Company’s reporting units with remaining goodwill were substantially in excess of the respective reporting unit’s carrying value with the exception of Rig Equipment and XL Systems. The remaining goodwill for Rig Equipment and XL Systems is $661 million and $64 million, respectively. If market conditions were to fall or their cost of capital to increase, Rig Equipment and XL Systems would likely incur impairment charges, up to the full value of their goodwill. During the first quarter of 2020 and second quarter of 2019, negative market indicators constituted a triggering event and the results of the Company’s test for impairment resulted in the Company recording $1,295 million and $3,509 million in impairment charges to goodwill in 2020 and 2019, respectively. Additionally, $83 million and $103 million in charges to indefinite-lived intangible assets were recorded in 2020 and 2019 for these triggering events identified.

The goodwill and indefinite-lived intangible impairment was a triggering event that indicated that the Company’s long-lived tangible assets and finite-lived intangible assets were also impaired. Impairment testing determined that certain long-lived assets associated with most of the Company’s asset groups were not recoverable. The estimated fair value of these asset groups was below the carrying value and as a result, during the first quarter of 2020, the Company recorded impairment charges of $209 million to customer relationships, patents, trademarks, tradenames, and other finite- lived intangible assets, $262 million to property, plant and equipment, and $42 million for right-of-use assets. Additionally, the Company recorded a $224 million impairment on its equity investment in unconsolidated affiliates.

No impairment of goodwill or indefinite-lived intangible assets was recorded in 2021.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2021	2020
Vendor costs	$124	$118
Compensation	209	196
Taxes (non-income)	119	158
Warranty	73	87
Insurance	45	48
Fair value of derivatives	8	15
Commissions	17	19
Interest	6	7
Other	177	215
Total	$778	$863

8. Leases

The Company leases certain facilities and equipment to support its operations around the world.  These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent.  Renewal options are common in longer term leases; however, it is rare that the Company intends to exercise a lease option at inception due to the cyclical nature of the Company’s business.  Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company sub-leases excess facility space, generally at terms similar to the source lease. The Company reviews new agreements to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as most do not include implicit interest rates. The Company recorded right-of-use asset impairment charges of $0, $42 million, and $56 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Components of leases are as follows (in millions):

	December 31,
	2021	2020
Current portion of lease liabilities:
Operating	$76	$82
Financing	23	28
Total	$99	$110

	December 31,
	2021	2020
Long-term portion of lease liability:
Operating	$357	$376
Financing	219	236
Total	$576	$612

Components of lease expense were as follows (in millions):

	Years Ended
	December 31, 2021	December 31, 2020
Lease cost
Finance lease cost
Amortization of right-of-use assets	$26	$31
Interest on lease liabilities	10	11
Operating lease cost	83	96
Short-term lease cost	74	64
Sub-lease income	(9)	(10)
Total	$184	$192

Supplemental information related to the Company’s leases is as follows (in millions):

	Years Ended
	December 31, 2021	December 31, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$10	$11
Operating cash flows - operating leases	83	96
Financing cash flows - finance leases	26	31
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	37	47
Finance lease liabilities	$9	$16

Weighted average remaining lease term at December 31, 2021:
Operating leases	11 years	11 years
Finance leases	18 years	18 years
Weighted average discount rate at December 31, 2021:
Operating leases	4.74%	4.93%
Finance leases	3.86%	3.92%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at December 31, 2021, are payable as follows (in millions):

	Operating	Finance
2022	$91	$32
2023	76	25
2024	65	21
2025	54	19
2026	43	17
Thereafter	219	214
Total lease payments	548	328
Less: Interest	(115)	(86)
Present value of lease liabilities	$433	$242

9. Debt

Debt consists of (in millions):

	December 31,
	2021	2020
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,090	1,089
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	494	493
$0.2 billion in Senior Notes, interest at 2.60% payable semiannually, principal due on December 1, 2022	—	182
Other debt	129	70
Total Debt	1,713	1,834
Less current portion	5	—
Long-term debt	$1,708	$1,834

Principal payments of debt for years subsequent to 2021 are as follows (in millions):

2022	5
2023	26
2024	10
2025	21
2026	11
Thereafter	1,640
$1,713

On April 8, 2021, the Company extended the maturity date of its revolving credit facility one additional year to October 30, 2025. The facility has a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.125% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2021, the Company was in compliance with a debt-to-capitalization ratio of 27.8% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company’s joint venture with Aramco has a $150 million bank line of credit for the construction of a facility in Saudi Arabia.  Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2021, the Company was in compliance. The line of credit repayment schedule begins in December 2022 with final payment no later than December 2032. As of December 31, 2021, the Company had $102 million in borrowings related to this line of credit. The first payment in December 2022 will be approximately $5 million. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at December 31, 2021 included $27 million of funding provided by minority interest partners of NOV consolidated joint ventures.

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

The Company had $444 million of outstanding letters of credit at December 31, 2021, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2021 and 2020, the fair value of the Company’s unsecured Senior Notes approximated $1,610 million and $1,833 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those or similar instruments. At December 31, 2021 and 2020, the carrying value of the Company’s unsecured Senior Notes approximated $1,584 million and $1,764 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all of our employees. Defined-contribution benefit plans cover most of the U.S. and Canadian employees, and benefits are based on years of service, a percentage of current earnings and matching of employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2021, 2020 and 2019, expenses for defined-contribution plans were $34 million, $51 million, and $70 million, respectively, and all funding is current.

In 2021, NOV announced and filed for the defined benefit plan in the United States to be settled. As part of that process, the benefit accrual for the 20 employees represented by a collective bargaining agreement was ended as of November 30, 2021. The plan settlement is expected to be completed in late 2022 or early 2023. In addition, approximately 1,100 U.S. retirees and spouses participate in plans that provide post-retirement healthcare and/or life insurance benefits. Active employees are not eligible for these post-retirement benefits, except for one location represented by a collective bargaining agreement.

Net periodic benefit income (cost) for our defined benefit plans aggregated $3 million, $3 million, and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2021 and 2020, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2021	2020	2021	2020
Benefit obligation at beginning of year	$641	$600	$43	$53
Service cost	1	1	—	—
Interest cost	11	14	1	—
Actuarial loss (gain)	(5)	54	4	5
Benefits paid	(29)	(29)	(14)	(17)
Participants contributions	—	—	—	2
Exchange rate loss (gain)	(12)	17	—	—
Special events	—	—	—	—
Plan amendments	—	—	—	—
Settlements	(13)	(16)	—	—
Benefit obligation at end of year	$594	$641	$34	$43

Fair value of plan assets at beginning of year	$584	$568	$—	$—
Actual return	32	43	—	—
Benefits paid	(29)	(29)	(15)	(17)
Company contributions	4	5	15	15
Participants contributions	—	—	—	2
Exchange rate gain (loss)	(7)	13	—	—
Settlements	(13)	(16)	—	—
Fair value of plan assets at end of year	$571	$584	$—	$—
Funded status	$(23)	$(57)	$(34)	$(43)

Accumulated benefit obligation at end of year	$592	$637

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

Years Ended December 31,
	2021	2020
Discount rate:
United States plan	1.80% - 2.20%	1.20% - 2.40%
International plans	1.00% - 1.90%	0.70% - 1.80%
Salary increase:
United States plan	N/A	N/A
International plans	2.50% - 3.40%	1.75% - 2.90%

The assumption rates used for net periodic benefit costs are as follows:

Years Ended December 31,
	2021	2020	2019
Discount rate:
United States plan	1.20% - 2.40%	2.50% - 3.20%	3.90% - 4.20%
International plans	0.70% - 1.80%	0.00% - 2.30%	1.80% - 2.90%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	1.75% - 2.90%	1.80% - 3.10%	1.80% - 3.40%
Expected return on assets:
United States plan	3.90%	4.80%	5.70%
International plans	0.80% - 3.40%	0.00% - 4.50%	1.90% - 4.30%

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

The Company expects to pay future benefit amounts on its defined benefit plans of approximately $42 million for each of the next five years and aggregate payments of $343 million.

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2020:
Equity securities	$108	$—	$108	$—
Bonds	253	—	253	—
Other (insurance contracts)	221	—	155	66
Total Fair Value Measurements	$582	$—	$516	$66
December 31, 2021:
Equity securities	$8	$—	$8	$—
Bonds	372	—	372	—
Other (insurance contracts)	191	—	132	59
Total Fair Value Measurements	$571	$—	$512	$59

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgement about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2019	$63
Actual return on plan assets still held at reporting date	-
Purchases, sales and settlements	(3)
Currency translation adjustments	6
Balance at December 31, 2020	$66
Actual return on plan assets still held at reporting date	(2)
Purchases, sales and settlements	(1)
Currency translation adjustments	(4)
Balance at December 31, 2021	$59

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2018	$(1,396)	$(14)	$(27)	$(1,437)
Accumulated other comprehensive income (loss) before reclassifications	(7)	(2)	12	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	(1)	11
Balance at December 31, 2019	$(1,403)	$(4)	$(16)	$(1,423)
Accumulated other comprehensive income (loss) before reclassifications	(78)	4	(30)	(104)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	(1)	18
Balance at December 31, 2020	$(1,481)	$19	$(47)	$(1,509)
Accumulated other comprehensive income (loss) before reclassifications	(34)	(5)	10	(29)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(1)	(8)
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Years Ended December 31,
	2021			2020			2019
	Derivative	Defined		Derivative	Defined		Derivative	Defined
	Financial	Benefit		Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$(1)	$—	$(1)	$17	$—	17	$1	$—	$1
Cost of revenue	(8)	—	(8)	6	—	6	14	—	14
Selling, general, and administrative	—	(1)	(1)	—	(1)	(1)	—	(1)	(1)
Tax effect	2	—	2	(4)	—	(4)	(3)	—	(3)
	$(7)	$(1)	$(8)	$19	$(1)	$18	$12	$(1)	$11

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or (loss). The Company recorded other comprehensive income (loss) of ($34) million, ($78) million and ($7) million for the years ended December 31, 2021, 2020 and 2019, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income (loss) of ($12) million (net of $2 million tax), $23 million (net of $5 million tax) and $10 million (net of $4 million tax) for the years ended December 31, 2021, 2020 and 2019.

12. Commitments and Contingencies

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability.  For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply.  In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of December 31, 2021, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

Further, in some instances, direct or indirect consumers of our products and services, entities providing financing for purchases of our products and services or members of the supply chain for our products and services become subject to new government or regulatory restrictions or involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such regulations, investigations, or other proceedings may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us.  We may, from time to time, become involved in these investigations, at substantial cost to the Company. We also are subject to trade regulations, supply chain regulations, and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or these regulations may conflict with contractual terms. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings.

The Company is exposed to customs and trade regulation risk in the countries in which we do business or to which we transport goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws may adversely impact our ability to do business in certain countries, e.g.: Iran, Syria, Russia, China and Venezuela. Most recently, Russian actions concerning a potential incursion into, or war with, Ukraine have led to threats of increased sanctions by the United States and European Union. The likelihood, and precise scope, of such sanctions remains undetermined. The imposition of sanctions and the potentially broader impact of a war between Russia and Ukraine could have a material adverse effect on our financial performance.

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

Cash dividends aggregated $20 million and $19 million for the years ended December 31, 2021 and 2020, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $78 million, $105 million and $130 million for 2021, 2020 and 2019, respectively. The total income tax benefit recognized before consideration of valuation allowance in the consolidated statements of income for all share-based compensation arrangements was $2 million, $3 million and $14 million for 2021, 2020 and 2019, respectively.

The Company’s stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 42.7 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2018 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At December 31, 2021, approximately 13.5 million shares were available for future grants.

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

Stock option information summarized below includes amounts for the 2018 Plan and the Plan and stock plans of acquired companies. Options outstanding at December 31, 2021 under the stock option plans have exercise prices between $15.00 and $77.99 per share, and expire at various dates from February 22, 2022 to February 23, 2031.

The following summarizes options activity:

	Years Ended December 31,
	2021		2020		2019
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	21,005,502	$45.70	21,310,099	$47.68	21,009,508	$48.88
Granted	1,669,511	15.00	1,650,262	20.23	1,493,576	28.72
Forfeited	(1,398,052)	63.65	(1,954,859)	45.75	(944,917)	50.57
Exercised	—	—	—	—	(248,068)	29.70
Shares under option at end of year	21,276,961	$42.09	21,005,502	$45.70	21,310,099	$47.68
Exercisable at end of year	18,039,330	$46.27	17,893,434	$49.25	17,796,607	$50.49

The following summarizes information about stock options outstanding at December 31, 2021:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$15.00 - $55.00	5.26	17,108,202	$35.39	13,870,571	$39.26
$55.01 - $70.00	1.72	3,135,924	66.85	3,135,924	66.85
$70.01 - $77.99	0.17	1,032,835	77.92	1,032,835	77.92
Total	4.49	21,276,961	$42.09	18,039,330	$46.27

The weighted-average fair value of options granted during 2021, 2020 and 2019, was approximately $5.75, $5.83 and $9.06 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2021 and 2020 was $0 in both years.

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

	Years Ended December 31,
Valuation Assumptions:	2021	2020	2019
Expected volatility	43.4%	35.0%	35.9%
Risk-free interest rate	0.6%	1.2%	2.5%
Expected dividend yield	0.0%	1.0%	0.7%
Expected term (in years)	5.1	4.8	4.5

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

The following summary presents information regarding outstanding options at December 31, 2021 and changes during 2021 with regard to options under all stock option plans:

		Weighted- Average	Weighted Average Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2020	21,005,502	$45.70	4.89	$—
Granted	1,669,511	$15.00
Forfeited	(1,398,052)	$63.65
Exercised	—	$—
Outstanding at December 31, 2021	21,276,961	$42.09	4.49	$—
Exercisable at December 31, 2021	18,039,330	$46.27	3.79	$—

At December 31, 2021, total unrecognized compensation cost related to nonvested stock options was $11 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2021, 2020 and 2019 was approximately $12 million, $18 million and $32 million, respectively. Cash received from option exercises for 2021 and 2020 was zero. Cash received from option exercises in 2019 was $7 million. The actual tax benefit (expense) realized for the tax deductions from option exercises was zero in 2021 and 2020. The actual tax benefit (expense) realized for the tax deductions from option exercises in 2019 was $(2) million.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2021		2020
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,234,565	$28.40	1,330,257	$28.45
Granted	—	—	7,912	20.23
Forfeited	(40,631)	28.32	(103,604)	28.38
Exercised	—	—	—	—
Shares under SARs at end of year	1,193,934	$28.40	1,234,565	$28.40
Exercisable at end of year	1,186,296	$28.44	1,219,555	$28.44

The Company recognized no expense in 2021, 2020, or 2019. There was no liability for cash-settled SARs at December 31, 2021.

Restricted Shares

The Company issues restricted stock awards and restricted stock units to officers and key employees in addition to stock options. On February 22, 2021, the Company granted 2,977,290 shares of restricted stock and restricted stock units with a fair value of $15.00 per share; and performance share awards to senior management employees with potential payouts varying from zero to 1,434,000 shares. The restricted stock and restricted stock units vest in three equal annual installments commencing on the first anniversary of the date of grant. The performance share awards can be earned based on performance against established goals over a three-year performance period. The 2019, 2020 and 2021 performance share awards are divided into two independent parts that are subject to two separate performance metrics: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA  (“National Oilwell Varco Value Added”) (return on capital metric) goal. Performance against the TSR goal is determined by comparing the performance of the Company’s TSR with the TSR performance of the members of the OSX index for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA shall be calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets.

On May 19, 2021, the Company granted 78,552 restricted stock awards with a fair value of $16.50 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

The following summary presents information regarding outstanding restricted shares:

	Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	6,073,963	$31.85	6,274,308	$33.10	5,914,860	$34.41
Granted	3,772,842	$15.03	3,166,402	$19.98	3,335,315	$28.52
Vested	(2,672,507)	$15.38	(3,229,624)	$20.09	(2,901,945)	$25.67
Forfeited	(237,724)	$63.65	(137,123)	$45.75	(73,922)	$50.57
Nonvested at end of year	6,936,574	$21.32	6,073,963	$31.85	6,274,308	$33.10

At December 31, 2021, there was approximately $70 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.
14.	Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada (in millions):

	Year Ended December 31, 2021
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$904	$789	$275	$—	$1,968
International	991	1,131	1,434	—	3,556
Eliminations	64	43	30	(137)	—
	$1,959	$1,963	$1,739	$(137)	$5,524

Land	$1,423	$1,250	$390	$—	$3,063
Offshore	472	670	1,319	—	2,461
Eliminations	64	43	30	(137)	—
	$1,959	$1,963	$1,739	$(137)	$5,524

	Year Ended December 31, 2020
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$824	$751	$227	$—	$1,802
International	988	1,639	1,661	—	4,288
Eliminations	55	43	31	(129)	—
	$1,867	$2,433	$1,919	$(129)	$6,090

Land	$1,308	$1,426	$473	$—	$3,207
Offshore	504	964	1,415	—	2,883
Eliminations	55	43	31	(129)	—
	$1,867	$2,433	$1,919	$(129)	$6,090

	Year Ended December 31, 2019
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,710	$1,122	$529	$—	$3,361
International	1,441	1,590	2,087	—	5,118
Eliminations	63	59	66	(188)	—
	$3,214	$2,771	$2,682	$(188)	$8,479

Land	$2,531	$1,808	$758	$—	$5,097
Offshore	620	904	1,858	—	3,382
Eliminations	63	59	66	(188)	—
	$3,214	$2,771	$2,682	$(188)	$8,479

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2021, 2020, or 2019.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the years ending December 31, 2021, 2020 and 2019.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$611	$354
Provision, net	1	—
Billings	(866)	933
Revenue recognized	806	(818)
Currency translation adjustments and other	(91)	(77)
Balance at December 31, 2021	$461	$392

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of December 31, 2021, and December 31, 2020, the allowance for credit losses totaled $89 million and $102 million, respectively.

15. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Domestic	$(257)	$(2,169)	$(4,501)
Foreign	27	(610)	(1,961)
	$(230)	$(2,779)	$(6,462)

The components of the provision for income taxes consisted of (in millions):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$4	$(279)	$(7)
State	(1)	(4)	4
Foreign	23	106	60
Total current income tax provision	26	(177)	57
Deferred:
Federal	(1)	7	(344)
State	—	—	(18)
Foreign	(10)	(72)	(64)
Total deferred income tax provision	(11)	(65)	(426)
Total income tax provision	$15	$(242)	$(369)

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Federal income tax at U.S. statutory rate	$(48)	$(584)	$(1,357)
Foreign income tax rate differential	(9)	(30)	(40)
Goodwill impairment	—	271	666
Reduction of FTC carryforwards	—	184	—
Tax Benefit from CARES Act	—	(83)	—
Change in deferred tax valuation allowance	31	(83)	218
Nondeductible expenses	17	44	61
Foreign dividends, net of foreign tax credits	54	28	163
Change in uncertain tax positions	13	20	(60)
State income taxes - net of federal benefit	(1)	(4)	(16)
Income tax credits	(11)	—	—
Other	(31)	(5)	(4)
Total income tax provision	$15	$(242)	$(369)

The effective tax rate for the year ended December 31, 2021 was (6.5%), compared to 8.7% for 2020. For the year-ended 2021, the effective tax rate was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns. For the year ended December 31, 2020 the effective tax rate was negatively impacted by the impairment of nondeductible goodwill and the establishment of additional valuation allowances for current year losses and other tax attributes, partially offset by the release of valuation allowance as a result of (a) the carryback of $591 million of U.S. net operating losses from 2019 to 2014 as a result of the CARES Act and (b) the filing of an amended U.S. tax return to deduct foreign tax credits and carryback the resulting $287 million U.S. net operating loss from 2016 to 2014.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Allowances and operating liabilities	$297	$318
Net operating loss carryforwards	446	387
Stock Compensation	56	61
Tax credit carryforwards	398	411
Other	135	122
Valuation allowance	(1,127)	(1,093)
Total deferred tax assets	205	206
Deferred tax liabilities:
Tax over book depreciation	56	60
Capital leases	76	80
Intangible assets	52	49
Deferred income	51	47
Accrued tax on unremitted earnings	33	33
Other	3	15
Total deferred tax liabilities	271	284
Net deferred tax liability	$66	$78

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Unrecognized tax benefit at beginning of year	$57	$38	$98
Gross increase for tax positions in prior years	8	25	10
Gross decrease for tax positions in prior years	(1)	(2)	(60)
Cash Settlements	(1)	(1)	(3)
Lapse of statute of limitations	(3)	(3)	(7)
Unrecognized tax benefit at end of year	$60	$57	$38

The balance of unrecognized tax benefits at December 31, 2021, 2020 and 2019 was $60 million, $57 million and $38 million, respectively. Accruals related to prior year domestic and foreign jurisdiction issues resulted in uncertain tax position increases of $8 million in 2021. Resolutions of domestic and foreign jurisdiction audits resulted in a $1 million and $4 million decrease in uncertain tax provisions for the years ended December 31, 2021 and 2020, respectively.

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a benefit to the effective tax rate. The Company does not anticipate any material change within the next twelve months due to settlements and conclusions of tax examinations. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2021, 2020 and 2019, we recorded income tax expense of $8 million, $2 million and nil, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2021 and 2020, the Company had accrued $20 million and $11 million, respectively, of interest and penalty relating to unrecognized tax benefits.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Saudi Arabia, Brazil, Canada, the United Kingdom, the Netherlands and Denmark. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for tax years ending after 2013 and outside the U.S. for tax years ending after 2016.

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2021 were as follows (in millions):

	Federal	State	Foreign	Total
2021 - 2025 Expiration	$19	$4	$244	$267
2026 - 2040 Expiration	31	383	381	795
Unlimited Expiration	505	—	646	1,151
Total Net Operating Loss (NOL)	$555	$387	$1,271	$2,213
Tax Effected NOL	$117	$25	$304	$446

The Company has $387 million of excess foreign tax credits in the United States as of December 31, 2021, of which $128 million, $144 million, $96 million, $12 million, and $7 million will expire in 2022, 2027, 2028, 2030, and 2031 respectively. As of December 31, 2021, the Company has remaining tax-deductible goodwill of $93 million, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 10 years.

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and services equipment and technologies needed for hydraulic fracture stimulation, including downhole multistage fracturing tools, pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; well construction, including premium connections and liner hangers; onshore production, including composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies. The segment also manufactures industrial pumps and mixers.

Completion & Production Solutions supports service companies and oil and gas companies. Demand for the segment’s products depends on the level of oilfield completions and workover activity by oilfield service companies and drilling contractors, and capital spending plans by oil and gas companies and oilfield service companies.

The segment also designs and manufactures equipment for industrial markets. This includes specialized, technology-driven progressive cavity pumps and mixers for a wide breadth of industrial end markets with high failure costs, premium pole products to support connectivity, lighting, and power for municipal and residential applications including 5G, smart-city infrastructure, roads and highways, and energy-grid modernization. Demand for these products is driven by general industrial activity and infrastructure spend.

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

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or services (in millions):

	Years Ended December 31,
	2021	2020	2019
United States	$1,760	$1,634	$3,112
Norway	365	464	512
Saudi Arabia	316	343	436
Brazil	316	224	269
China	222	288	285
Canada	207	168	247
United Kingdom	204	222	333
Singapore	143	242	473
United Arab Emirates	130	221	224
South Korea	32	33	69
Other Countries	1,829	2,251	2,519
Total	$5,524	$6,090	$8,479

The following table presents plant, property and equipment by country based on the location (in millions):

	December 31,
	2021	2020
United States	$898	$1,011
Saudi Arabia	231	176
Brazil	87	92
United Kingdom	84	86
Denmark	72	76
Canada	59	73
United Arab Emirates	65	68
South Korea	60	51
Mexico	28	30
Singapore	14	15
Russia	10	13
Other Countries	215	236
Total	$1,823	$1,927

Business Segments:

The following table presents selected financial data by business segment (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations and corporate (1)	Total
December 31, 2021
Revenue	$1,959	$1,963	$1,739	$(137)	$5,524
Operating profit (loss)(2)	74	(65)	43	(186)	(134)
Capital expenditures	77	46	74	4	201
Depreciation and amortization	158	62	71	15	306
Goodwill	342	473	712	—	1,527
Total assets	2,670	2,465	2,621	1,794	9,550
December 31, 2020
Revenue	$1,867	$2,433	$1,919	$(129)	$6,090
Operating profit (loss)(2)	(858)	(977)	(362)	(228)	(2,425)
Capital expenditures	87	48	80	11	226
Depreciation and amortization	187	75	77	13	352
Goodwill	308	473	712	-	1,493
Total assets	2,665	2,472	2,923	1,869	9,929
December 31, 2019
Revenue	$3,214	$2,771	$2,682	$(188)	$8,479
Operating profit (loss)(2)	(3,551)	(1,934)	(524)	(270)	(6,279)
Capital expenditures	123	64	31	15	233
Depreciation and amortization	284	150	87	12	533
Goodwill	843	1,054	910	—	2,807
Total assets	4,078	3,826	3,758	1,487	13,149

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
(2)

Segment operating loss for 2021 includes charges, net of related credits, for: inventory write-downs (Wellbore Technologies $(2) million; Completion & Production Solutions $(12) million; and, Rig Technologies $1 million); and severance and other restructuring costs (Wellbore Technologies $32 million; Completion & Production Solutions $12 million; and, Rig Technologies $19 million). Segment operating loss for 2020 includes charges, net of related credits, for: goodwill, other intangible asset and other long lived asset impairments (Wellbore Technologies $665 million; Completion & Production Solutions $1,010 million; and, Rig Technologies $198 million); inventory write-downs (Wellbore Technologies $50 million; Completion & Production Solutions $101 million; and, Rig Technologies $175 million); and severance and other restructuring costs (Wellbore Technologies $134 million; Completion & Production Solutions $21 million; and, Rig Technologies $29 million).

SCHEDULE II

NOV INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2021, 2020 and 2019

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off's and other	Balance end of year
Allowance for doubtful accounts:
2021	$100	$5	$(17)	$88
2020	132	7	(39)	100
2019	161	21	(50)	132
Reserve for excess and obsolete inventories:
2021	$577	$73	$(206)	$444
2020	843	367	(633)	577
2019	644	659	(460)	843
Valuation allowance for deferred tax assets:
2021	$1,093	$31	$3	$1,127
2020	1,175	(83)	1	1,093
2019	955	218	2	1,175
Environmental accruals
2021	$90	$12	$(24)	$78
2020	104	13	(27)	90
2019	66	57	(19)	104
Warranty reserve:
2021	$87	$15	$(29)	$73
2020	90	22	(25)	87
2019	105	41	(56)	90