Form 10-Q
period 2022-03-31
NOV Inc.
filed 2022-04-29
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of April 15, 2022 the registrant had 392,797,495 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,406	$1,591
Receivables, net	1,465	1,321
Inventories, net	1,440	1,331
Contract assets	433	461
Prepaid and other current assets	205	198
Total current assets	4,949	4,902
Property, plant and equipment, net	1,806	1,823
Lease right-of-use assets, operating	348	361
Lease right-of-use assets, financing	174	176
Goodwill	1,525	1,527
Intangibles, net	495	503
Investment in unconsolidated affiliates	62	50
Other assets	194	208
Total assets	$9,553	$9,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$643	$612
Accrued liabilities	807	778
Contract liabilities	403	392
Current portion of lease liabilities	93	99
Current portion of long-term debt	5	5
Accrued income taxes	28	24
Total current liabilities	1,979	1,910
Lease liabilities	568	576
Long-term debt	1,709	1,708
Deferred income taxes	66	66
Other liabilities	221	226
Total liabilities	4,543	4,486
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 392,820,252 and 392,673,077 shares issued and outstanding at March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	8,690	8,685
Accumulated other comprehensive loss	(1,532)	(1,546)
Retained deficit	(2,216)	(2,146)
Total Company stockholders' equity	4,946	4,997
Noncontrolling interests	64	67
Total stockholders’ equity	5,010	5,064
Total liabilities and stockholders’ equity	$9,553	$9,550

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$1,548	$1,249
Cost of revenue	1,334	1,093
Gross profit	214	156
Selling, general and administrative	235	244
Operating loss	(21)	(88)
Interest and financial costs	(19)	(20)
Interest income	1	2
Equity income (loss) in unconsolidated affiliates	6	(4)
Other income (expense), net	(2)	(10)
Loss before income taxes	(35)	(120)
Provision (benefit) for income taxes	14	(6)
Net loss	(49)	(114)
Net income attributable to noncontrolling interests	1	1
Net loss attributable to Company	$(50)	$(115)
Net loss attributable to Company per share:
Basic	$(0.13)	$(0.30)
Diluted	$(0.13)	$(0.30)
Cash dividends per share	$0.05	$-
Weighted average shares outstanding:
Basic	387	385
Diluted	387	385

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(49)	$(114)
Currency translation adjustments	22	(19)
Changes in derivative financial instruments, net of tax	(8)	(2)
Comprehensive income (loss)	(35)	(135)
Comprehensive income attributable to noncontrolling interest	1	1
Comprehensive income (loss) attributable to Company	$(36)	$(136)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(49)	$(114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74	79
Provision for inventory losses	24	24
Deferred income taxes	(3)	(1)
Equity (income) loss in unconsolidated affiliates	(6)	4
Other, net	54	25
Change in operating assets and liabilities, net of acquisitions:
Receivables	(156)	(5)
Inventories	(133)	28
Contract assets	27	35
Prepaid and other current assets	(11)	33
Accounts payable	31	(22)
Accrued liabilities	17	(62)
Contract liabilities	12	(5)
Income taxes payable	4	(13)
Other assets/liabilities, net	12	(33)
Net cash used in operating activities	$(103)	$(27)

Cash flows from investing activities:
Purchases of property, plant and equipment	(46)	(49)
Other	(3)	(2)
Net cash used in investing activities	$(49)	$(51)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	1	17
Cash dividends paid	(20)	—
Financing leases	(6)	(7)
Other	(11)	(13)
Net cash used in financing activities	(36)	(3)
Effect of exchange rates on cash	3	(4)
Decrease in cash and cash equivalents	(185)	(85)
Cash and cash equivalents, beginning of period	1,591	1,692
Cash and cash equivalents, end of period	$1,406	$1,607

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$4	$3
Income taxes	$11	$9

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net loss	—	—	—	—	(50)	(50)	1	(49)
Other comprehensive income , net	—	—	—	14	—	14	—	14
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2022	393	$4	$8,690	$(1,532)	$(2,216)	$4,946	$64	$5,010

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net loss	—	—	—	—	(115)	(115)	1	(114)
Other comprehensive loss, net	—	—	—	(21)	—	(21)	—	(21)
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	-	(1)	(1)
Balance at March 31, 2021	390	$4	$8,598	$(1,530)	$(1,991)	$5,081	$69	$5,150

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2.
Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2022	2021
Raw materials and supplies	$411	$350
Work in process	239	218
Finished goods and purchased products	1,250	1,207
	1,900	1,775
Less: Inventory reserve	(460)	(444)
Total	$1,440	$1,331

3.
Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2022	2021
Compensation	$218	$209
Taxes (non-income)	86	119
Vendor costs	160	124
Warranties	73	73
Insurance	44	45
Interest	21	6
Commissions	17	17
Fair value of derivatives	15	8
Other	173	177
Total	$807	$778

4.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)
Accumulated other comprehensive income (loss) before reclassifications	22	(2)	—	20
Amounts reclassified from accumulated other comprehensive income (loss)		(6)	—	(6)
Balance at March 31, 2022	$(1,493)	$(1)	$(38)	$(1,532)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2022			2021
	Derivative	Defined		Derivative	Defined
	Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenue	(7)	—	(7)	—	—	—
Tax effect	1	—	1	—	—	—
	$(6)	$—	$(6)	$—	$—	$—

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($2) million during the three months ended March 31, 2022; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period of ($6) million during the three months ended March 31, 2022.

5.
Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Wellbore Technologies	$608	$413
Completion & Production Solutions	530	439
Rig Technologies	441	431
Eliminations	(31)	(34)
Total revenue	$1,548	$1,249

Operating profit (loss):
Wellbore Technologies	$39	(14)
Completion & Production Solutions	(22)	(17)
Rig Technologies	11	(8)
Eliminations and corporate costs	(49)	(49)
Total operating profit (loss)	$(21)	$(88)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

First quarter 2022 operating profit includes pre-tax charges for severance, facility closures, and other items of ($45) million. Other items in the first quarter of 2022 included impairment and other charges associated with the Company's operations in Russia, Belarus, and Ukraine of approximately $41 million recorded within cost of revenue. First quarter 2021 operating profit includes pre-tax charges for severance, facility closures and other items of ($9) million.

6.
Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended March 31,
	2022					2021
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$306	$213	$88	$—	$607	$188	$162	$55	$—	$405
International	290	308	343	—	941	211	264	369	—	844
Eliminations	12	9	10	(31)	—	14	13	7	(34)	—
	$608	$530	$441	$(31)	$1,548	$413	$439	$431	$(34)	$1,249

Land	$434	$322	$123	$—	$879	$294	$265	$91	$—	$650
Offshore	162	199	308	—	669	105	161	333	—	599
Eliminations	12	9	10	(31)	—	14	13	7	(34)	—
	$608	$530	$441	$(31)	$1,548	$413	$439	$431	$(34)	$1,249

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $6 million for the three months ended March 31, 2022 primarily due to change orders.

Remaining performance obligations represents the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,193 million. The Company expects to recognize approximately $1,043 million in revenue for the remaining performance obligations in 2022 and $3,150 million in 2023 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$461	$392
Provision	(1)	—
Billings	(253)	326
Revenue recognized	252	(251)
Currency translation adjustments and other	(26)	(64)
Balance at March 31, 2022	$433	$403

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2022, the allowance for credit losses totaled $98 million.

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

Components of leases are as follows (in millions):

	March 31,	December 31,
	2022	2021
Current portion of lease liabilities:
Operating	$70	$76
Financing	23	23
Total	$93	$99

	March 31,	December 31,
	2022	2021
Long-term portion of lease liabilities:
Operating	$350	$357
Financing	218	$219
Total	$568	$576

8.
Debt

Debt consists of (in millions):

	March 31,	December 31,
	2022	2021
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,090	$1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	494	494
Other debt	130	129
Total Debt	1,714	1,713
Less current portion	5	5
Long-term debt	$1,709	$1,708

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2022, the Company was in compliance with a debt-to-capitalization ratio of 28.1% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2022, the Company was in compliance. The line of credit repayment schedule begins in December 2022 with final payment no later than June 2032. As of March 31, 2022, the Company had $103 million in borrowings related to this line of credit. The first payment in December 2022 will be approximately $5 million. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at March 31, 2022 included $27 million of funding provided by minority interest partners of NOV consolidated joint ventures.

The Company had $437 million of outstanding letters of credit at March 31, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2022 and December 31, 2021, the fair value of the Company’s unsecured Senior Notes approximated $1,466 million and $1,610 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At March 31, 2022 and December 31, 2021, the carrying value of the Company’s unsecured Senior Notes approximated $1,584 million.

9.
Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was (39.3)% and 5.0%, respectively. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2022 and 2021. The effective tax rate for 2022 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of previously unrealized losses and tax credits.

10.
Stock-Based Compensation

The Company’s stock-based compensation plan, known as the National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 20, 2020. The 2018 Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the 2018 Plan is 42.7 million. The 2018 Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2018 Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2018 Plan on a 2.5-for-1 basis. At March 31, 2022, approximately 4.1 million shares remained available for future grants under the 2018 Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

On February 15, 2022, under the 2018 Plan, the Company granted 1,492,020 stock options with a fair value of $6.28 per option and an exercise price of $16.73 per share; 2,877,894 restricted stock units with a fair value of $16.73 per share; and performance share awards (PSAs) to senior management employees with potential payouts varying from zero to 1,188,884 shares. The stock options vest over a three-year period from the grant date. The restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2022 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

Total expense for all stock-based compensation arrangements was $16 million and $20 million for the three months ended March 31, 2022 and 2021, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the 2018 Plan for both the three months ended March 31, 2022 and 2021.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	March 31,		December 31,
Foreign Currency	2022		2021
South Korean Won	KRW	44,105	KRW	17,600
Norwegian Krone	NOK	2,238	NOK	2,430
Japanese Yen	JPY	476	JPY	476
U.S. Dollar	USD	448	USD	415
Mexican Peso	MXN	329	MXN	637
South African Rand	ZAR	124	ZAR	124
Euro	EUR	120	EUR	106
British Pound Sterling	GBP	18	GBP	14
Danish Krone	DKK	9	DKK	7
Singapore Dollar	SGD	40	SGD	36
Russian Ruble	RUB	—	RUB	1,128

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

The Company expects $3 million of the accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($3) million and ($4) million for the three months ended March 31, 2022 and 2021, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$6	$11	Accrued liabilities	$6	$2
Total derivatives designated as hedging instruments under ASC Topic 815		$6	$11		$6	$2
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$3	$7	Accrued liabilities	$9	$6
Total derivatives not designated as hedging instruments under ASC Topic 815		$3	$7		$9	$6
Total derivatives		$9	$18		$15	$8

12.
Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to Company	$(50)	$(115)
Denominator:
Basic—weighted average common shares outstanding	387	385
Dilutive effect of employee stock options and other unvested stock awards	—	—
Diluted outstanding shares	387	385

Net loss attributable to Company per share:
Basic	$(0.13)	$(0.30)
Diluted	$(0.13)	$(0.30)

Cash dividends per share	$0.05	$—

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net loss attributable to Company allocated to these participating securities was immaterial for the three months ended March 31, 2022 and 2021 and therefore not excluded from net income attributable to Company per share calculation.

The Company had stock options outstanding that were anti-dilutive totaling 22 million and 24 million shares for each of the three months ended March 31, 2022 and 2021, respectively.

13.
Cash Dividends

Cash dividends were $20 million and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

14.
Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States these governmental authorities include: the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state and international environmental agencies and many others. We are unaware of any material liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability. For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of March 31, 2022, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws may adversely impact our ability to do business in certain countries, e.g.: Iran, Syria, Russia, China and Venezuela. In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities in Russia. We are actively examining our alternatives, including the potential to further curtail our activities, sell some or all of our businesses, or wind down our remaining operations in Russia and Belarus. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia and Belarus.

As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $41 million for the quarter ending March 31, 2022. The Company has approximately $30 million in remaining assets and $67 million in currency translation losses related to Russia and Belarus recorded in accumulated other comprehensive loss as of March 31, 2022. The continued impact of existing sanctions or imposition of increasingly severe sanctions and the potentially broader impact of the conflict between Russia and Ukraine could result in additional impairments, write downs or charges which could have a material adverse effect on our business.

Uncertainty arising from the COVID-19 pandemic continues to adversely impact many jurisdictions and disrupt normal economic activities. For example, recent lockdowns in China have disrupted supply chains for the Company’s products. The Company’s ability to manufacture equipment and perform services could also be impaired and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to limited manpower, travel restrictions, difficulty obtaining visas, adverse health consequences to employees, supply chain disruption, inflationary pressures, and materials shortages. The Company continues to see operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force, from “shelter in place” regulation in different jurisdictions around the world. We also face sometimes conflicting regulatory and legal prescriptions concerning vaccine mandates and prohibitions of vaccine mandates. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from vaccine mandates and enforcement of other COVID-19 regulations.

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

Due to market conditions and ongoing concerns about the energy transition, demand for our products and services may decline. Legal restrictions on exploration and production may impede our customer’s ability to do business in certain jurisdictions. The political environment may adversely impact demand for hydrocarbons in different jurisdictions or worldwide. The demand for energy may be constrained with adverse consequences for our customers and for the company.

15.
New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2021-01 and 2020-04, “Reference Rate Reform (Topic 848).” This ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Management is currently assessing the impact of adopting ASU 2020-04 on the company’s financial position, results of operations and cash flows.

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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 63 countries, operating under three segments: Wellbore Technologies, Completion & Production Solutions, and Rig Technologies.

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to prior period financial information in order to conform with current period presentation. The Company discloses Adjusted EBITDA (defined as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services; portable power generation; managed-pressure drilling; drill pipe; wired pipe; drilling optimization and automation services; tubular inspection, repair and coating services; instrumentation; measuring and monitoring; downhole and fishing tools; steerable technologies; and drill bits.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2021, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgements that affect the amounts reported. We periodically evaluate our estimates and judgements that are most critical in nature which are related to revenue recognition under long-term construction contracts; inventory reserves; impairment of goodwill and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2022 the Company generated revenues of $1.55 billion, an increase of 2 percent compared to the fourth quarter of 2021 and an increase of 24 percent compared to the first quarter of 2021. Net loss for the first quarter of 2022 was $50 million, or 3.2 percent of sales, which included $45 million in Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased sequentially to $103 million, or 6.7 percent of sales.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $608 million in the first quarter of 2022, an increase of 6 percent from the fourth quarter of 2021 and an increase of 47 percent from the first quarter of 2021. Operating profit was $39 million, or 6.4 percent of sales, and included $23 million of Other Items. Adjusted EBITDA increased $13 million sequentially and $67 million from the prior year to $101 million, or 16.6 percent of sales. Growing global drilling activity, a better sales mix, and improved pricing, partially offset by ongoing supply chain related challenges, drove the improvement in results.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $530 million in the first quarter of 2022, a decrease of 3 percent from the fourth quarter of 2021 and an increase of 21 percent from the first quarter of 2021. Operating loss was $22 million, or 4.2 percent of sales, and included $16 million in Other Items. Adjusted EBITDA increased $8 million sequentially and increased $14 million from the prior year to $10 million, or 1.9 percent of sales. Despite the improvement in Adjusted EBITDA margins, the segment remains challenged by continuing supply chain issues and operational disruptions in shipyards.

New orders booked during the quarter totaled $339 million, representing a book-to-bill of 110 percent when compared to the $308 million of orders shipped from backlog. As of March 31, 2022, backlog for capital equipment orders for Completion & Production Solutions was $1,364 million, an increase of 6% from the fourth quarter of 2021 and an increase of 68 percent from the first quarter of 2021.

Rig Technologies

Rig Technologies generated revenues of $441 million in the first quarter of 2022, an increase of 2 percent from both the fourth quarter of 2021 and the first quarter of 2021. Operating profit was $11 million, or 2.5 percent of sales, and included $6 million of Other Items. Adjusted EBITDA increased $15 million sequentially and $23 million from the prior year to $36 million, or 8.2 percent of sales. A more favorable sales mix, cost savings initiatives, and improved pricing drove the improvement in profitability.

New orders booked during the quarter totaled $236 million, representing a book-to-bill of 124 percent when compared to the $190 million of orders shipped from backlog. The segment also recorded a positive $80 million adjustment to backlog, primarily related to contractual inflationary price index adjustments. As of March 31, 2022, backlog for capital equipment orders for Rig Technologies was $2,893 million.

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

Despite ongoing disruptions from raw material shortages, COVID-19 lockdowns, inflationary forces, and other supply chain disruptions, management is optimistic that improving market fundamentals and the actions NOV has taken to position its business for the future will drive growth and improve profitability for the Company. NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including technologies to reduce environmental impact of petroleum operations, and technologies to accelerate the energy transition that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position in all market conditions.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2022 and 2021, and the fourth quarter of 2021 include the following:

				%	%
				1Q22	1Q22
	1Q22*	1Q21*	4Q21*	1Q21	4Q21
Active Drilling Rigs:
U.S.	633	393	559	61.1%	13.2%
Canada	198	144	161	37.5%	23.0%
International	823	697	818	18.1%	0.6%
Worldwide	1,654	1,234	1,538	34.0%	7.5%

West Texas Intermediate Crude Prices (per barrel)	$94.54	$57.80	$77.45	63.6%	22.1%

Natural Gas Prices ($/mmbtu)	$4.62	$3.56	$4.74	29.8%	(2.5%)

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2022, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	1Q20	2Q20	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22
Total Rigs	2,053	1,255	1,033	1,064	1,234	1,258	1,420	1,538	1,654
Canada	196	25	49	89	144	73	151	161	198
US	784	396	254	311	393	451	497	559	633
International	1,073	834	730	664	697	734	772	818	823
W. TX Int. ($)	$45.99	$27.81	$41.05	$42.46	$57.80	$66.09	$70.62	$77.45	$94.54

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

The worldwide quarterly average rig count increased 8 percent (from 1,538 to 1,654), and the U.S. increased 13 percent (from 559 to 633), in the first quarter of 2022 compared to the fourth quarter of 2021. The average per barrel price of West Texas Intermediate Crude Oil increased 22 percent (from $77.45 per barrel to $94.54 per barrel) and natural gas prices decreased 3 percent (from $4.74 per mmbtu to $4.62 per mmbtu) in the first quarter of 2022 compared to the fourth quarter of 2021.

At April 14, 2022, there were 796 rigs actively drilling in North America, which decreased 4 percent from the first quarter average of 831 rigs. The price for West Texas Intermediate Crude Oil was $106.95 per barrel at April 14, 2022, an increase of 13 percent from the first quarter of 2022 average. The price for natural gas was $7.30 per mmbtu at April 14, 2022, an increase of 58 percent from the first quarter of 2022 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Wellbore Technologies	$608	$413
Completion & Production Solutions	530	439
Rig Technologies	441	431
Eliminations	(31)	(34)
Total revenue	$1,548	$1,249

Operating profit (loss):
Wellbore Technologies	$39	(14)
Completion & Production Solutions	(22)	(17)
Rig Technologies	11	(8)
Eliminations and corporate costs	(49)	(49)
Total operating profit (loss)	$(21)	$(88)

Wellbore Technologies

Three months ended March 31, 2022 and 2021. Revenue from Wellbore Technologies was $608 million for the three months ended March 31, 2022, compared to $413 million for the three months ended March 31, 2021, an increase of $195 million or 47 percent.

Operating profit from Wellbore Technologies was $39 million for the three months ended March 31, 2022 compared to an operating loss of $14 million for the three months ended March 31, 2021, an increase of $53 million.

Completion & Production Solutions

Three months ended March 31, 2022 and 2021. Revenue from Completion & Production Solutions was $530 million for the three months ended March 31, 2022, compared to $439 million for the three months ended March 31, 2021, an increase of $91 million or 21 percent.

Operating loss from Completion & Production Solutions was $22 million for the three months ended March 31, 2022 compared to an operating loss of $17 million for the three months ended March 31, 2021, an increase of $5 million.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1,364 million at March 31, 2022, an increase of $554 million from backlog of $810 million at March 31, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 76 percent of backlog to become revenue during the rest of 2022 and the remainder thereafter. At March 31, 2022, approximately 66 percent of the capital equipment backlog was for offshore products and approximately 74 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three months ended March 31, 2022 and 2021. Revenue from Rig Technologies was $441 million for the three months ended March 31, 2022, compared to $431 million for the three months ended March 31, 2021, an increase of $10 million or 2 percent.

Operating profit from Rig Technologies was $11 million for the three months ended March 31, 2022 compared to an operating loss of $8 million for the three months ended March 31, 2021, an increase of $19 million.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,893 million at March 31, 2022, an increase of $302 million from backlog of $2,591 million at March 31, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 21 percent of backlog to become revenue during the rest of 2022 and the remainder thereafter. At March 31, 2022, approximately 30 percent of the capital equipment backlog was for offshore products and approximately 96 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $49 million for the three months ended March 31, 2022, consistent with $49 million for the three months ended March 31, 2021. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net was expense of $2 million for the three months ended March 31, 2022, compared to expense of $10 million for the three months ended March 31, 2021, respectively. The change in expense was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was (39.3) and 5.0%, respectively. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2022 and 2021. The effective tax rate for 2022 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of previously unrealized losses and tax credits.

Non-GAAP Financial Measures and Reconciliations

This Form 10-Q contains certain non-GAAP financial measures that management believes are useful tools for internal use and the investment community in evaluating NOV’s overall financial performance. These non-GAAP financial measures are broadly used to value and compare companies in the oilfield services and equipment industry. Not all companies define these measures in the same way. In addition, these non-GAAP financial measures are not a substitute for financial measures prepared in accordance with GAAP and should therefore be considered only as supplemental to such GAAP financial measures.

The Company defines Adjusted EBITDA as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items. Management believes this is important information to provide because it is used by management to evaluate the Company’s operational performance and trends between periods and manage the business. Management also believes this information may be useful to investors and analysts to gain a better understanding of the Company’s results of ongoing operations. Adjusted EBITDA is not intended to replace GAAP financial measures, such as Net Income.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2022	2021	2021
Operating profit (loss):
Wellbore Technologies	$39	$(14)	$50
Completion & Production Solutions	(22)	(17)	(16)
Rig Technologies	11	(8)	1
Eliminations and corporate costs	(49)	(49)	(50)
Total operating profit (loss)	$(21)	$(88)	$(15)

Other items, net:
Wellbore Technologies	$23	$4	$2
Completion & Production Solutions	16	(2)	2
Rig Technologies	6	3	3
Corporate	—	2	1
Total other items	$45	$7	$8

(Gain)/Loss on Sales of Fixed Assets:
Wellbore Technologies	$2	$2	$(3)
Completion & Production Solutions	—	—	—
Rig Technologies	1	—	—
Eliminations and corporate costs	2	—	4
Total (gain)/loss on sales of fixed assets	$5	$2	$1

Depreciation & amortization:
Wellbore Technologies	$37	$42	$39
Completion & Production Solutions	16	15	16
Rig Technologies	18	18	17
Corporate	3	4	3
Total depreciation & amortization	$74	$79	$75

Adjusted EBITDA:
Wellbore Technologies	$101	$34	$88
Completion & Production Solutions	10	(4)	2
Rig Technologies	36	13	21
Eliminations and corporate costs	(44)	(43)	(42)
Total Adjusted EBITDA	$103	$—	$69

Reconciliation of Adjusted EBITDA:
GAAP net loss attributable to Company	$(50)	$(115)	$(40)
Noncontrolling interests	1	1	(3)
Provision (benefit) for income taxes	14	(6)	14
Interest expense	19	20	19
Interest income	(1)	(2)	(2)
Equity (income) loss in unconsolidated affiliate	(6)	4	(1)
Other (income) expense, net	2	10	(2)
(Gain)/Loss on Sales of Fixed Assets	5	2	1
Depreciation and amortization	74	79	75
Other items, net	45	7	8
Total Adjusted EBITDA	$103	$—	$69

Liquidity and Capital Resources

Overview

At March 31, 2022, the Company had cash and cash equivalents of $1,406 million and total debt of $1,714 million. At December 31, 2021, cash and cash equivalents were $1,591 million and total debt was $1,713 million. As of March 31, 2022, approximately $857 million of the $1,406 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2022, the Company was in compliance with a debt-to-capitalization ratio of 28.1% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

The Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2022, the Company was in compliance. As of March 31, 2022, the Company had $103 million in borrowings related to this line of credit. The first payment in December 2022 will be approximately $5 million.

The Company’s outstanding debt at March 31, 2022 consisted primarily of $1,090 million in 3.95% Senior Notes, $494 million in 3.60% Senior Notes, and other debt of $130 million. The Company was in compliance with all covenants at March 31, 2022. Lease liabilities totaled $661 million at March 31, 2022.

The Company had $437 million of outstanding letters of credit at March 31, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(103)	$(27)
Net cash used in investing activities	(49)	(51)
Net cash used in financing activities	(36)	(3)

Significant sources and uses of cash during the first three months of 2022

•
Cash flows used in operating activities was $103 million. This included changes in the primary components of our working capital (receivables, inventories and accounts payable).
•
Capital expenditures were $46 million.
•
We paid $20 million in dividends to shareholders.

Other

The effect of the change in exchange rates on cash flows was an increase of $3 million and a decrease of $4 million for the first three months of 2022 and 2021, respectively.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “plan,” “will,” “expect,” “anticipate,” “estimate,” “should,” “forecast,” and similar words, although some forward-looking statements are expressed differently. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity, including matters related to recent Russian sanctions. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year-end December 31, 2021, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q, which addresses additional factors that could cause our actual results to differ from those set forth in the forward-looking statements, and additional disclosures we make in our press releases and Forms 10-Q, and 8-K. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $1 million in the first three months of 2022, compared to $10 million in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $368 million and translation exposures totaling $389 million as of March 31, 2022. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $29 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $39 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At March 31, 2022, borrowings consisted of $1,090 million in 3.95% Senior Notes and $494 million in 3.60% Senior Notes. At March 31, 2022, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

We are in the process of a broad migration of many legacy-based financial systems and middleware products to a cloud-based platform, including systems supporting inventory, financial management and transactions, and customer experiences. During the quarter ended March 31, 2022, this transition in information technology systems required us to modify our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risk described below, in addition to other information contained or incorporated by reference herein. Realization of the following risk could have a material adverse effect on our business, financial condition, cash flows and results of operations. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our operations outside the United States require us to comply with both United States and international regulations violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. In particular, our operations in Russia have subjected us to additional risks related to current political conflicts.

The shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by the trade, customs, and other laws and regulations in the countries in which we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments also impose economic sanctions against certain countries, persons, and entities that can restrict or prohibit transactions involving such countries, persons, and entities. This in turn can restrict, limit or prevent our conduct of business in certain jurisdictions. For our operations outside the United States, we are required to comply with United States laws and other international regulations. Because we have legal entities, facilities and citizens from many jurisdictions, our operations and people may be subject to laws and regulations issued by different sovereigns. Sometimes these laws conflict and impose inconsistent obligations on citizens from the different jurisdictions in which we operate giving rise to complicated compliance issues. In 2014, the United States, the European Union and other governmental bodies imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restricted the provision of certain United States and European Union goods, services, and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. At the time, these sanctions resulted in our winding down and ending work on certain projects in Russia and prevented us from pursuing certain other projects in Russia. In 2017 and 2018, the U.S. Government imposed additional sanctions against Russia, Russia’s oil and gas industry, and certain Russian companies.

In February of 2022, as a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. Among other things, these sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. They also impose restrictions on doing business with certain state-owned Russian customers, certain financial institutions and certain individuals and restrict or prohibit new investments and business activities in Russia. The situation is complicated by actual and potential governmental and legal actions taken by the Russian Federation in response to the sanctions, which could expose our employees to adverse legal consequences in Russia, including potential criminal penalties. Other sanctions have been enacted related to Belarus and Belarussian interests. In response to these sanctions, we ceased new investments in Russia and have curtailed our activities in Russia. We are actively examining our alternatives, including the potential to further curtail our activities, sell some or all of our businesses, or wind down our remaining operations in Russia and Belarus. Further, supply chain challenges have adversely impacted and may continue to adversely impact our business in Russia and Belarus. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia and Belarus. As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $41 million for the quarter ending March 31, 2022. The Company has approximately $30 million in remaining assets and $67 million in currency translation losses related to Russia and Belarus recorded in accumulated other comprehensive loss as of March 31, 2022. The continued impact of existing sanctions or the imposition of increasingly severe sanctions and the potentially broader impact of the conflict between Russia and Ukraine could result in additional impairments, write downs or charges which could have a material adverse effect on our business.

In addition to customs laws, trade regulations and sanctions, our operations in countries outside the United States are subject to anti-corruption laws. For example, we comply with the United States Foreign Corrupt Practices Act (FCPA), which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2022	—	—	—	—
February 1 through February 28, 2022	714,469	$17.09	—	—
March 1 through March 31, 2022	—	—	—	—
Total(1)	714,469	$17.09	—

(1) The 714,469 shares listed as “purchased” were withheld from employee’s vesting of restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

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

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (3)

10.3	National Oilwell Varco, Inc. 2018 Long-Term Incentive Plan, as amended and restated. (4)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (5)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (5)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (6)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (6)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (7)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (8)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (9)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (10)

10.12	Form of Restricted Stock Agreement (10)

10.13	Form of Performance Award Agreement (10)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (11)

10.15	Form on Restricted Stock Agreement (2019) (11)

10.16	Form of Performance Award Agreement (2019) (11)

10.17	Form of Performance Award Agreement (2020) (12)

10.18	Form of Performance Award Agreement (2021) (14)

10.19	Form of Employee Nonqualified Stock Option Grant Agreement (2022) (15)

10.19	Form of Restricted Stock Unit Agreement (2022) (15)

10.19	Form of Performance Award Agreement (2022) (15)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (16)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (16)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (16)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(15)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 22, 2022.
(16)
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

Date: April 29, 2022	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)