Form 10-Q
period 2022-06-30
NOV Inc.
filed 2022-07-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of July 15, 2022 the registrant had 392,801,775 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,218	$1,591
Receivables, net	1,582	1,321
Inventories, net	1,591	1,331
Contract assets	476	461
Prepaid and other current assets	226	198
Total current assets	5,093	4,902
Property, plant and equipment, net	1,761	1,823
Lease right-of-use assets, operating	351	361
Lease right-of-use assets, financing	170	176
Goodwill	1,498	1,527
Intangibles, net	516	503
Investment in unconsolidated affiliates	72	50
Other assets	239	208
Total assets	$9,700	$9,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$754	$612
Accrued liabilities	831	778
Contract liabilities	455	392
Current portion of lease liabilities	92	99
Current portion of long-term debt	10	5
Accrued income taxes	29	24
Total current liabilities	2,171	1,910
Lease liabilities	563	576
Long-term debt	1,714	1,708
Deferred income taxes	48	66
Other liabilities	232	226
Total liabilities	4,728	4,486
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 392,801,775 and 392,673,077 shares issued and outstanding at June 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	8,700	8,685
Accumulated other comprehensive loss	(1,629)	(1,546)
Retained deficit	(2,166)	(2,146)
Total Company stockholders' equity	4,909	4,997
Noncontrolling interests	63	67
Total stockholders’ equity	4,972	5,064
Total liabilities and stockholders’ equity	$9,700	$9,550

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$1,727	$1,417	$3,275	$2,666
Cost of revenue	1,418	1,186	2,752	2,279
Gross profit	309	231	523	387
Selling, general and administrative	241	219	476	463
Operating profit (loss)	68	12	47	(76)
Interest and financial costs	(19)	(19)	(38)	(39)
Interest income	5	2	6	4
Equity income (loss) in unconsolidated affiliates	14	—	20	(4)
Other income (expense), net	—	(16)	(2)	(26)
Net income (loss) before income taxes	68	(21)	33	(141)
Provision (benefit) for income taxes	(2)	2	12	(4)
Net income (loss)	70	(23)	21	(137)
Net income attributable to noncontrolling interests	1	3	2	4
Net income (loss) attributable to Company	$69	$(26)	$19	$(141)
Net income (loss) attributable to Company per share:
Basic	$0.18	$(0.07)	$0.05	$(0.37)
Diluted	$0.18	$(0.07)	$0.05	$(0.37)
Cash dividends per share	$0.05	$-	$0.10	$-
Weighted average shares outstanding:
Basic	390	386	389	386
Diluted	393	386	392	386

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$70	$(23)	$21	$(137)
Currency translation adjustments	(84)	37	(62)	18
Changes in derivative financial instruments, net of tax	(13)	(4)	(21)	(6)
Comprehensive income (loss)	(27)	10	(62)	(125)
Comprehensive income attributable to noncontrolling interest	1	3	2	4
Comprehensive income (loss) attributable to Company	$(28)	$7	$(64)	$(129)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$21	$(137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149	156
Provision for inventory losses	5	22
Deferred income taxes	(13)	(7)
Loss on extinguishment of debt	—	7
Equity (income) loss in unconsolidated affiliates	(20)	4
Other, net	94	44
Change in operating assets and liabilities, net of acquisitions:
Receivables	(279)	1
Inventories	(264)	64
Contract assets	(17)	77
Prepaid and other current assets	(31)	4
Accounts payable	142	37
Accrued liabilities	11	(88)
Contract liabilities	64	38
Income taxes payable	5	(36)
Other assets/liabilities, net	(94)	(36)
Net cash provided by (used in) operating activities	$(227)	150

Cash flows from investing activities:
Purchases of property, plant and equipment	(89)	(98)
Other	—	9
Net cash used in investing activities	$(89)	$(89)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	10	34
Payments against lines of credit and other debt	—	(183)
Cash dividends paid	(39)	—
Financing leases	(12)	(13)
Other	(11)	(20)
Net cash used in financing activities	(52)	(182)
Effect of exchange rates on cash	(5)	1
Decrease in cash and cash equivalents	(373)	(120)
Cash and cash equivalents, beginning of period	1,591	1,692
Cash and cash equivalents, end of period	$1,218	$1,572

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$38	$39
Income taxes	$79	$(85)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net income (loss)	—	—	—	—	(50)	(50)	1	(49)
Other comprehensive income, net	—	—	—	14	—	14	—	14
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2022	393	$4	$8,690	$(1,532)	$(2,216)	$4,946	$64	$5,010
Net income	—	—	—	—	69	69	1	70
Other comprehensive loss, net	—	—	—	(97)	—	(97)	—	(97)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	—	16	—	—	16	—	16
Other	—	—	(6)	—	—	(6)	(2)	(8)
Balance at June 30, 2022	393	$4	$8,700	$(1,629)	$(2,166)	$4,909	$63	$4,972

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net income (loss)	—	—	—	—	(115)	(115)	1	(114)
Other comprehensive loss, net	—	—	—	(21)	—	(21)	—	(21)
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	-	(1)	(1)
Balance at March 31, 2021	390	$4	$8,598	$(1,530)	$(1,991)	$5,081	$69	$5,150
Net income (loss)	—	—	—	—	(26)	(26)	3	(23)
Other comprehensive income, net	—	—	—	33	—	33	—	33
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	1	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	391	$4	$8,618	$(1,497)	$(2,017)	$5,108	$70	$5,178

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2.
Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2022	2021
Raw materials and supplies	$453	$350
Work in process	276	218
Finished goods and purchased products	1,298	1,207
	2,027	1,775
Less: Inventory reserve	(436)	(444)
Total	$1,591	$1,331

3.
Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2022	2021
Compensation	$222	$209
Taxes (non-income)	106	119
Vendor costs	174	124
Warranties	69	73
Insurance	43	45
Interest	6	6
Commissions	17	17
Fair value of derivatives	28	8
Other	166	177
Total	$831	$778

4.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Defined
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)
Accumulated other comprehensive income (loss) before reclassifications	(62)	(15)	—	(77)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Balance at June 30, 2022	$(1,577)	$(14)	$(38)	$(1,629)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended June 30,
	2022			2021
	Derivative	Defined		Derivative	Defined
	Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$1	$—	$1	$(1)	$—	$(1)
Cost of revenue	(1)	—	(1)	(3)	—	(3)
Tax effect	—	—	—	1	—	1
	$—	$—	$—	$(3)	$—	$(3)

	Six Months Ended June 30,
	2022			2021
	Derivative	Defined		Derivative	Defined
	Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$1	$—	$1	$(1)	$—	$(1)
Cost of revenue	(8)	—	(8)	(3)	—	(3)
Tax effect	1	—	1	1	—	1
	$(6)	$—	$(6)	$(3)	$—	$(3)

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($13) million and ($15) million during the three and six months ended June 30, 2022; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period were zero during the three months ended June 30, 2022, and $6 million during the six months ended June 30, 2022.

5.
Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Wellbore Technologies	$666	$463	$1,274	$876
Completion & Production Solutions	639	497	1,169	936
Rig Technologies	462	487	903	918
Eliminations	(40)	(30)	(71)	(64)
Total revenue	$1,727	$1,417	$3,275	$2,666

Operating profit (loss):
Wellbore Technologies	$81	6	$120	$(8)
Completion & Production Solutions	20	(6)	(2)	(23)
Rig Technologies	31	49	42	41
Eliminations and corporate costs	(64)	(37)	(113)	(86)
Total operating profit (loss)	$68	$12	$47	$(76)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Cost of revenue and operating profit for the three months ended June 30, 2022 includes pre-tax charges for other items (impairment, restructure, severance, facility closure costs, and inventory charges) of $14 million, net of related credits of $16 million. Cost of revenue and operating profit for the six months ended June 30, 2022 includes pre-tax charges for other items of $59 million, net of related credits of $17 million. Other items associated with the Company's operations in Russia, Belarus, and Ukraine of approximately $8 million and $49 million were recorded within cost of revenue for the three and six months ended June 30, 2022, respectively. Cost of revenue and operating profit for the three months ending June 30, 2021, includes other items of $20 million, net of related credits of $9 million. Cost of revenue and operating loss for the six months ending June 30, 2021, includes pre-tax charges for other items of $24 million, net of related credits of $12 million.

6.
Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended June 30,
	2022					2021
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$346	$236	$120	$—	$702	$215	$209	$69	$—	$493
International	305	391	329	—	1,025	233	278	413	—	924
Eliminations	15	12	13	(40)	—	15	10	5	(30)	—
	$666	$639	$462	$(40)	$1,727	$463	$497	$487	$(30)	$1,417

Land	$518	$387	$115	$—	$1,020	$330	$329	$113	$—	$772
Offshore	133	240	334	—	707	118	158	369	—	645
Eliminations	15	12	13	(40)	—	15	10	5	(30)	—
	$666	$639	$462	$(40)	$1,727	$463	$497	$487	$(30)	$1,417

	Six Months Ended June 30,
	2022					2021
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$652	$449	$208	$—	$1,309	$403	$371	$124	$—	$898
International	595	699	672	—	1,966	444	542	782	—	1,768
Intercompany	27	21	23	(71)	—	29	23	12	(64)	—
	$1,274	$1,169	$903	$(71)	$3,275	$876	$936	$918	$(64)	$2,666

Land	$952	$709	$238	$—	$1,899	$624	$594	$204	$—	$1,422
Offshore	295	439	642	—	1,376	223	319	702	—	1,244
Intercompany	27	21	23	(71)	—	29	23	12	(64)	—
	$1,274	$1,169	$903	$(71)	$3,275	$876	$936	$918	$(64)	$2,666

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $3 million for the three months ended June 30, 2022 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,247 million. The Company expects to recognize approximately $678 million in revenue for the remaining performance obligations in 2022 and $3,569 million in 2023 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$461	$392
Provision	(1)	—
Billings	(512)	600
Revenue recognized	521	(515)
Currency translation adjustments and other	7	(22)
Balance at June 30, 2022	$476	$455

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2022, the allowance for credit losses totaled $93 million.

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2022	2021
Current portion of lease liabilities:
Operating	$71	$76
Financing	21	23
Total	$92	$99

	June 30,	December 31,
	2022	2021
Long-term portion of lease liabilities:
Operating	$348	$357
Financing	215	$219
Total	$563	$576

8.
Debt

Debt consists of (in millions):

	June 30,	December 31,
	2022	2021
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,090	$1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	494	494
Other debt	140	129
Total Debt	1,724	1,713
Less current portion	10	5
Long-term debt	$1,714	$1,708

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2022, the Company was in compliance with a debt-to-capitalization ratio of 28.3% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the consolidated joint venture of the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2022, the joint venture was in compliance. The line of credit repayment schedule begins in December 2022 with final payment no later than June 2032. As of June 30, 2022, the Company has a carrying value of $111 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at June 30, 2022 included $29 million of funding provided by minority interest partners of NOV consolidated joint ventures.

The Company had $502 million of outstanding letters of credit at June 30, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2022 and December 31, 2021, the fair value of the Company’s unsecured Senior Notes approximated $1,262 million and $1,610 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At both June 30, 2022 and December 31, 2021, the carrying value of the Company’s unsecured Senior Notes approximated $1,584 million.

9.
Income Taxes

The effective tax rate for the three and six months ended June 30, 2022 was (2.9)% and 36.4%, respectively, compared to (9.5)% and 2.8% for the same periods in 2021. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2022 and 2021. The effective tax rate for 2022 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable impacts related to changes in certain exchange rates, utilization of previously unrealized losses, and tax credits.

10.
Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At June 30, 2022, approximately 17.1 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

On May 24, 2022 the Company granted 76,257 restricted stock awards with a fair value of $19.12 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total expense for all stock-based compensation arrangements was $17 million and $33 million for the three and six months ended June 30, 2022, respectively and $20 million and $40 million for the three and six months ended June 30, 2021, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the NOV Plan for each of the three and six months ended June 30, 2022 and 2021.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2022		2021
South Korean Won	KRW	35,610	KRW	17,600
Norwegian Krone	NOK	3,149	NOK	2,430
U.S. Dollar	USD	548	USD	415
Japanese Yen	JPY	492	JPY	476
Mexican Peso	MXN	327	MXN	637
South African Rand	ZAR	115	ZAR	124
Canadian Dollar	CAD	100	CAD	—
Euro	EUR	71	EUR	106
Singapore Dollar	SGD	34	SGD	36
British Pound Sterling	GBP	13	GBP	14
Danish Krone	DKK	5	DKK	7
Russian Ruble	RUB	—	RUB	1,128

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

The Company expects $14 million of the accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($11) million and ($14) million for the three and six months ended June 30, 2022, respectively, and ($1) million and ($5) million for the three and six months ended June 30, 2021, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$1	$11	Accrued liabilities	$17	$2
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$7	Accrued liabilities	$11	$6
Total derivatives		$6	$18		$28	$8

12.
Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Company	$69	$(26)	$19	$(141)
Denominator:
Basic—weighted average common shares outstanding	390	386	389	386
Dilutive effect of employee stock options and other unvested stock awards	3	—	3	—
Diluted outstanding shares	393	386	392	386

Net income (loss) attributable to Company per share:
Basic	$0.18	$(0.07)	$0.05	$(0.37)
Diluted	$0.18	$(0.07)	$0.05	$(0.37)

Cash dividends per share	$0.05	$—	$0.10	$-

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net loss attributable to Company allocated to these participating securities was immaterial for each of the three and six months ended June 30, 2022 and 2021, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 20 million and 21 million shares for the three and six months ended June 30, 2022, respectively, compared to 23 million and 21 million shares for the three and six months ended June 30, 2021, respectively.

13.
Cash Dividends

Cash dividends were $19 million and $39 million for the three and six months ended June 30, 2022 compared to no dividends paid for both the three and six months ended June 30, 2021. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability. For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of June 30, 2022, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

Risks and Uncertainties

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgement concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations and enforcement actions, the Company’s actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company. Recently, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long term receivable.

In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions. From time to time, we are engaged in disputes concerning protection of the Company’s trade secrets and confidential information, patents, and other intellectual property rights. Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and for which it may be difficult to predict the ultimate outcome. At any given time, the Company may be a plaintiff or defendant in disputes involving disputed intellectual property rights. The Company is currently pursuing claims involving technology related to drill bits. Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in a material loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

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

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws may adversely impact our ability to do business in certain countries, e.g.: Iran, Syria, Russia, China and Venezuela. In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities in Russia. We are actively examining our alternatives, including the potential to further curtail our activities, sell some or all of our businesses, or wind down our remaining operations in Russia. We have sold our business in Belarus subsequent to June 30, 2022. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia and Belarus.

As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $8 million and $49 million for the three and six months ended June 30, 2022. The Company has approximately $10 million in remaining assets and $74 million in currency translation losses related to Russia and Belarus recorded in accumulated other comprehensive loss as of June 30, 2022. The currency translation losses related to Belarus of approximately $20 million will be taken to results of operations in the third quarter 2022 upon recording the sale of the business. The continued impact of existing sanctions or imposition of increasingly severe sanctions and the potentially broader impact of the conflict between Russia and Ukraine could result in additional impairments, write downs or charges which could have a material adverse effect on our business.

Uncertainty arising from the COVID-19 pandemic continues to adversely impact many jurisdictions and disrupt normal economic activities. For example, lockdowns in China have disrupted supply chains for the Company’s vendors and products. The Company’s ability to manufacture equipment and perform services could also be impaired and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to limited manpower, travel restrictions, difficulty obtaining visas, adverse health consequences to employees, supply chain disruption, inflationary pressures, and materials shortages. The Company continues to see operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force from “shelter in place” regulation in different jurisdictions around the world. We also face sometimes conflicting regulatory and legal prescriptions concerning vaccine mandates and prohibitions of vaccine mandates. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from vaccine mandates and enforcement of other COVID-19 regulations.

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

Completion & Production Solutions

The Company’s Completion & Production Solutions segment integrates technologies for well completions and oil and gas production. The segment designs, manufactures, and services equipment and technologies needed for hydraulic fracture stimulation, including downhole multistage fracturing tools, pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; well construction, including premium connections and liner hangers; onshore production, including composite pipe, tanks, and structures, surface transfer and progressive cavity pumps, and artificial lift systems; and, offshore production, including floating production systems and subsea production technologies.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2022, the Company generated revenues of $1.73 billion, an increase of 12 percent compared to the first quarter of 2022 and an increase of 22 percent compared to the second quarter of 2021. Net income for the second quarter of 2022 was $69 million, or 4.0 percent of sales, which included $14 million in Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased sequentially to $150 million, or 8.7 percent of sales.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $666 million in the second quarter of 2022, an increase of 10 percent from the first quarter of 2022 and an increase of 44 percent from the second quarter of 2021. Operating profit was $81 million, or 12.2 percent of sales, and included $7 million of Other Items. Adjusted EBITDA increased $21 million sequentially and $59 million from the prior year to $122 million, or 18.3 percent of sales. Improved results were driven by continued growth in the Western Hemisphere and the Middle East, market share gains, higher prices, and improved management of ongoing supply chain disruptions.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $639 million in the second quarter of 2022, an increase of 21 percent from the first quarter of 2022 and an increase of 29 percent from the second quarter of 2021. Operating profit was $20 million, or 3.1 percent of sales, and included $1 million in Other Items. Adjusted EBITDA increased $22 million sequentially and increased $28 million from the prior year to $32 million, or 5.0 percent of sales. Growing demand for oil and gas equipment and improving execution against ongoing supply chain challenges and operational disruptions in shipyards drove improved results for the segment.

New orders booked during the quarter totaled $530 million, representing a book-to-bill of 132 percent when compared to the $401 million of orders shipped from backlog. As of June 30, 2022, backlog for capital equipment orders for Completion & Production Solutions was $1,442 million, an increase of 6 percent from the first quarter of 2022 and an increase of 44 percent from the second quarter of 2021.

Rig Technologies

Rig Technologies generated revenues of $462 million in the second quarter of 2022, an increase of 5 percent from the first quarter of 2022, and a decrease of 5 percent from the second quarter of 2021. Operating profit was $31 million, or 6.7 percent of sales, and included $(8) million of Other Items. Adjusted EBITDA increased $5 million sequentially and decreased $34 million from the prior year to $41 million, or 8.9 percent of sales. Growing demand for the segment’s aftermarket products and services as a result of increased global drilling activity levels, and the rising number of offshore wind power installation vessel projects drove the sequential improvement in results.

New orders booked during the quarter totaled $140 million, representing a book-to-bill of 80 percent when compared to the $174 million of orders shipped from backlog. As of June 30, 2022, backlog for capital equipment orders for Rig Technologies was $2,839 million.

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

During 2021, greater availability of COVID-19 vaccines resulted in the gradual reopening of economies around the world. Pent-up consumer and industrial demand combined with government economic stimulus programs amplified the global recovery, improving economic activity, and driving higher demand for oil and gas. Throughout 2021 and the first six months of 2022, oil and gas drilling activity levels increased in every major region of the world, reflecting this growing demand.

Despite tightening government fiscal policies, concerns regarding a global recession, ongoing global supply chain disruptions and rising inflationary costs, management believes the industry is in the early stages of an extended recovery. Diminished global oil and gas inventories and productive capacity resulting from underinvestment in the industry over the last seven years, along with rising energy security risks, and higher commodity prices should continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2022 and 2021, and the first quarter of 2022 include the following:

				%	%
				2Q22	2Q22
	2Q22*	2Q21*	1Q22*	2Q21	1Q22
Active Drilling Rigs:
U.S.	715	451	633	58.5%	13.0%
Canada	114	73	198	56.2%	(42.4%)
International	815	734	823	11.0%	(1.0%)
Worldwide	1,644	1,258	1,654	30.7%	(0.6%)

West Texas Intermediate Crude Prices (per barrel)	$108.72	$66.09	$94.54	64.5%	15.0%

Natural Gas Prices ($/mmbtu)	$7.44	$2.91	$4.62	155.7%	61.0%

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2022, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	2Q20	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22
Total Rigs	1,255	1,033	1,064	1,234	1,258	1,420	1,538	1,654	1,644
Canada	25	49	89	144	73	151	161	198	114
US	396	254	311	393	451	497	559	633	715
International	834	730	664	697	734	772	818	823	815
W. TX Int. ($)	$27.81	$41.05	$42.46	$57.80	$66.09	$70.62	$77.45	$94.54	$108.72

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

The worldwide quarterly average rig count decreased 1 percent (from 1,654 to 1,644), and the U.S. increased 13 percent (from 633 to 715), in the second quarter of 2022 compared to the first quarter of 2022. The average per barrel price of West Texas Intermediate Crude Oil increased 15 percent (from $94.54 per barrel to $108.72 per barrel) and natural gas prices increased 61 percent (from $4.62 per mmbtu to $7.44 per mmbtu) in the second quarter of 2022 compared to the first quarter of 2022.

At July 15, 2022, there were 947 rigs actively drilling in North America, which increased 14 percent from the second quarter average of 829 rigs. The price for West Texas Intermediate Crude Oil was $97.59 per barrel at July 15, 2022, a decrease of 10 percent from the second quarter of 2022 average. The price for natural gas was $6.93 per mmbtu at July 15, 2022, a decrease of 7 percent from the second quarter of 2022 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Wellbore Technologies	$666	$463	$1,274	$876
Completion & Production Solutions	639	497	1,169	936
Rig Technologies	462	487	903	918
Eliminations	(40)	(30)	(71)	(64)
Total revenue	$1,727	$1,417	$3,275	$2,666

Operating profit (loss):
Wellbore Technologies	$81	6	$120	$(8)
Completion & Production Solutions	20	(6)	(2)	(23)
Rig Technologies	31	49	42	41
Eliminations and corporate costs	(64)	(37)	(113)	(86)
Total operating profit (loss)	$68	$12	$47	$(76)

Wellbore Technologies

Three months and six months ended June 30, 2022 and 2021. Revenue from Wellbore Technologies was $666 million for the three months ended June 30, 2022, compared to $463 million for the three months ended June 30, 2021, an increase of $203 million or 44 percent. For the six months ended June 30, 2022, revenue from Wellbore Technologies was $1,274 million compared to $876 million for the six months ending June 30, 2021, an increase of $398 million or 45 percent.

Operating profit from Wellbore Technologies was $81 million for the three months ended June 30, 2022 compared to an operating profit of $6 million for the three months ended June 30, 2021, an increase of $75 million. For the six months ended June 30, 2022, operating profit from Wellbore Technologies was $120 million compared to operating loss of $8 million for the six months ending June 30, 2021, an increase of $128 million.

Completion & Production Solutions

Three and six months ended June 30, 2022 and 2021. Revenue from Completion & Production Solutions was $639 million for the three months ended June 30, 2022, compared to $497 million for the three months ended June 30, 2021, an increase of $142 million or 29 percent. For the six months ended June 30, 2022, revenue from Completion & Production Solutions was $1,169 million compared to $936 million for the six months ending June 30, 2021, an increase of $233 million or 25 percent.

Operating profit from Completion & Production Solutions was $20 million for the three months ended June 30, 2022 compared to an operating loss of $6 million for the three months ended June 30, 2021, an increase of $26 million. For the six months ended June 30, 2022, operating loss from Completion & Production Solutions was $2 million compared to $23 million for the six months ending June 30, 2021, a decrease of $21 million.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1,442 million at June 30, 2022, an increase of $439 million from backlog of $1,003 million at June 30, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 55 percent of backlog to become revenue during the rest of 2022 and the remainder thereafter. At June 30, 2022, approximately 61 percent of the capital equipment backlog was for offshore products and approximately 73 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and six months ended June 30, 2022 and 2021. Revenue from Rig Technologies was $462 million for the three months ended June 30, 2022, compared to $487 million for the three months ended June 30, 2021, a decrease of $25 million or 5 percent. For the six months ended June 30, 2022, revenue from Rig Technologies was $903 million compared to $918 million for the six months ending June 30, 2021, a decrease of $15 million or 2 percent.

Operating profit from Rig Technologies was $31 million for the three months ended June 30, 2022 compared to $49 million for the three months ended June 30, 2021, a decrease of $18 million. For the six months ended June 30, 2022, operating profit from Rig Technologies was $42 million compared to $41 million for the six months ending June 30, 2021, an increase of $1 million.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,839 million at June 30, 2022, an increase of $184 million from backlog of $2,655 million at June 30, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 14 percent of backlog to become revenue during the rest of 2022 and the remainder thereafter. At June 30, 2022, approximately 30 percent of the capital equipment backlog was for offshore products and approximately 96 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $64 million and $113 million for the three and six months ended June 30, 2022, compared to $37 million and $86 million for the three and six months ended June 30, 2021. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net was zero and ($2) million for the three and six months ended June 30, 2022, compared to expenses of $16 million and $26 million for the three and six months ended June 30, 2021, respectively. The change in expense was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2022 was (2.9)% and 36.4%, respectively, compared to (9.5)% and 2.8% for the same periods in 2021. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2022 and 2021. The effective tax rate for 2022 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable impacts related to changes in certain exchange rates, utilization of previously unrealized losses, and tax credits.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2022	2021	2022	2022	2021
Operating profit (loss):
Wellbore Technologies	$81	$6	$39	$120	$(8)
Completion & Production Solutions	20	(6)	(22)	(2)	(23)
Rig Technologies	31	49	11	42	41
Eliminations and corporate costs	(64)	(37)	(49)	(113)	(86)
Total operating profit (loss)	$68	$12	$(21)	$47	$(76)

Other items, net:
Wellbore Technologies	$7	$18	$23	$30	$22
Completion & Production Solutions	1	(6)	16	17	(8)
Rig Technologies	(8)	8	6	(2)	10
Corporate	14	—	—	14	—
Total other items	$14	$20	$45	$59	$24

(Gain)/Loss on Sales of Fixed Assets:
Wellbore Technologies	$(3)	$—	$2	$(1)	$2
Completion & Production Solutions	(4)	—	—	(4)	—
Rig Technologies	—	—	1	1	1
Eliminations and corporate costs	—	(5)	2	2	(3)
Total (gain)/loss on sales of fixed assets	$(7)	$(5)	$5	$(2)	$—

Depreciation & amortization:
Wellbore Technologies	$37	$39	$37	$74	$81
Completion & Production Solutions	15	16	16	31	31
Rig Technologies	18	18	18	36	36
Corporate	5	4	3	8	8
Total depreciation & amortization	$75	$77	$74	$149	$156

Adjusted EBITDA:
Wellbore Technologies	$122	$63	$101	$223	$97
Completion & Production Solutions	32	4	10	42	—
Rig Technologies	41	75	36	77	88
Eliminations and corporate costs	(45)	(38)	(44)	(89)	(81)
Total Adjusted EBITDA	$150	$104	$103	$253	$104

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$69	$(26)	$(50)	$19	$(141)
Noncontrolling interests	1	3	1	2	4
Provision (benefit) for income taxes	(2)	2	14	12	(4)
Interest expense	19	19	19	38	39
Interest income	(5)	(2)	(1)	(6)	(4)
Equity (income) loss in unconsolidated affiliate	(14)	—	(6)	(20)	4
Other (income) expense, net	—	16	2	2	26
(Gain)/Loss on Sales of Fixed Assets	(7)	(5)	5	(2)	—
Depreciation and amortization	75	77	74	149	156
Other items, net	14	20	45	59	24
Total Adjusted EBITDA	$150	$104	$103	$253	$104

Liquidity and Capital Resources

Overview

At June 30, 2022, the Company had cash and cash equivalents of $1,218 million and total debt of $1,724 million. At December 31, 2021, cash and cash equivalents were $1,591 million and total debt was $1,713 million. As of June 30, 2022, approximately $783 million of the $1,218 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2022, the Company was in compliance with a debt-to-capitalization ratio of 28.3% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2022, the joint venture was in compliance. As of June 30, 2022, the Company had $111 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at June 30, 2022 consisted primarily of $1,090 million in 3.95% Senior Notes, $494 million in 3.60% Senior Notes, and other debt of $140 million. The Company was in compliance with all covenants at June 30, 2022. Long-term lease liabilities totaled $563 million at June 30, 2022.

The Company had $502 million of outstanding letters of credit at June 30, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(227)	$150
Net cash used in investing activities	(89)	(89)
Net cash used in financing activities	(52)	(182)

Significant sources and uses of cash during the first six months of 2022

•
Cash flows used in operating activities were $227 million, primarily driven by changes in the primary components of our working capital (receivables, inventories and accounts payable).
•
Capital expenditures were $89 million.
•
We paid $39 million in dividends to shareholders.

Other

The effect of the change in exchange rates on cash flows was a decrease of $5 million and an increase of $1 million for the first six months of 2022 and 2021, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of $5 million in the first six months of 2022, compared to a $19 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $408 million and translation exposures totaling $386 million as of June 30, 2022. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $32 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $39 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At June 30, 2022, borrowings consisted of $1,090 million in 3.95% Senior Notes and $494 million in 3.60% Senior Notes. At June 30, 2022, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risk described below, in addition to other information contained or incorporated by reference herein. Realization of the following risk could have a material adverse effect on our business, financial condition, cash flows and results of operations. The risk factor below updates our risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

The Company could be subject to changes in its tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. Recently, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long term receivable. There can be no assurance as to the outcome of the examinations. Furthermore, an increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2022	1,249	$20.14	—	—
May 1 through May 31, 2022	—	—	—	—
June 1 through June 30, 2022	80	$17.76	—	—
Total(1)	1,329	$20.00	—

(1) The 1,329 shares listed as “purchased” were withheld from employee’s vesting of restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 28.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

10.1	Form of Non-Employee Director Restricted Stock Unit Agreement (2022) (2)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (2)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (2)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: July 28, 2022	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)