Form 10-Q
period 2022-09-30
NOV Inc.
filed 2022-10-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 14, 2022 the registrant had 392,804,959 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$998	$1,591
Receivables, net	1,623	1,321
Inventories, net	1,755	1,331
Contract assets	591	461
Prepaid and other current assets	212	198
Total current assets	5,179	4,902
Property, plant and equipment, net	1,757	1,823
Lease right-of-use assets, operating	345	361
Lease right-of-use assets, financing	170	176
Goodwill	1,505	1,527
Intangibles, net	501	503
Investment in unconsolidated affiliates	82	50
Other assets	222	208
Total assets	$9,761	$9,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$774	$612
Accrued liabilities	904	778
Contract liabilities	431	392
Current portion of lease liabilities	85	99
Current portion of long-term debt	10	5
Accrued income taxes	43	24
Total current liabilities	2,247	1,910
Lease liabilities	546	576
Long-term debt	1,720	1,708
Deferred income taxes	51	66
Other liabilities	267	226
Total liabilities	4,831	4,486
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 392,805,244 and 392,673,077 shares issued and outstanding at September 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	8,718	8,685
Accumulated other comprehensive loss	(1,700)	(1,546)
Retained deficit	(2,154)	(2,146)
Total Company stockholders' equity	4,868	4,997
Noncontrolling interests	62	67
Total stockholders’ equity	4,930	5,064
Total liabilities and stockholders’ equity	$9,761	$9,550

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$1,889	$1,341	$5,164	$4,007
Cost of revenue	1,521	1,156	4,273	3,435
Gross profit	368	185	891	572
Selling, general and administrative	313	228	789	691
Operating profit (loss)	55	(43)	102	(119)
Interest and financial costs	(19)	(19)	(57)	(58)
Interest income	6	3	12	7
Equity income (loss) in unconsolidated affiliates	12	(2)	32	(6)
Other income (expense), net	10	1	8	(25)
Net income (loss) before income taxes	64	(60)	97	(201)
Provision for income taxes	29	5	41	1
Net income (loss)	35	(65)	56	(202)
Net income attributable to noncontrolling interests	3	4	5	8
Net income (loss) attributable to Company	$32	$(69)	$51	$(210)
Net income (loss) attributable to Company per share:
Basic	$0.08	$(0.18)	$0.13	$(0.54)
Diluted	$0.08	$(0.18)	$0.13	$(0.54)
Cash dividends per share	$0.05	$-	$0.15	$-
Weighted average shares outstanding:
Basic	391	387	389	386
Diluted	393	387	393	386

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$35	$(65)	$56	$(202)
Currency translation adjustments	(26)	(42)	(88)	(24)
Changes in derivative financial instruments, net of tax	(13)	(6)	(34)	(12)
Changes in defined benefit plans, net of tax	(32)	—	(32)	—
Comprehensive loss	(36)	(113)	(98)	(238)
Comprehensive income attributable to noncontrolling interest	3	4	5	8
Comprehensive loss attributable to Company	$(39)	$(117)	$(103)	$(246)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$56	$(202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	225	231
Provision for inventory losses	(9)	25
Deferred income taxes	(13)	2
Loss on extinguishment of debt	—	7
Equity (income) loss in unconsolidated affiliates	(32)	6
Stock-based compensation	50	59
Impairment and loss on assets held for sale	125	—
Other, net	43	12
Change in operating assets and liabilities, net of acquisitions:
Receivables	(319)	(21)
Inventories	(430)	58
Contract assets	(127)	145
Prepaid and other current assets	(19)	25
Accounts payable	156	30
Accrued liabilities	18	(89)
Contract liabilities	39	71
Income taxes payable	19	(30)
Other assets/liabilities, net	(115)	(74)
Net cash provided by (used in) operating activities	$(333)	255

Cash flows from investing activities:
Purchases of property, plant and equipment	(148)	(137)
Other	(25)	35
Net cash used in investing activities	$(173)	$(102)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	16	51
Payments against lines of credit and other debt	—	(183)
Cash dividends paid	(59)	—
Financing leases	(18)	(20)
Other	(11)	(20)
Net cash used in financing activities	(72)	(172)
Effect of exchange rates on cash	(15)	(5)
Decrease in cash and cash equivalents	(593)	(24)
Cash and cash equivalents, beginning of period	1,591	1,692
Cash and cash equivalents, end of period	$998	$1,668

Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$39	$42
Income taxes	$91	$(87)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net income (loss)	—	—	—	—	(50)	(50)	1	(49)
Other comprehensive income, net	—	—	—	14	—	14	—	14
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2022	393	$4	$8,690	$(1,532)	$(2,216)	$4,946	$64	$5,010
Net income	—	—	—	—	69	69	1	70
Other comprehensive loss, net	—	—	—	(97)	—	(97)	—	(97)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	—	16	—	—	16	—	16
Other	—	—	(6)	—	—	(6)	(2)	(8)
Balance at June 30, 2022	393	$4	$8,700	$(1,629)	$(2,166)	$4,909	$63	$4,972
Net income	—	—	—	—	32	32	3	35
Other comprehensive loss, net	—	—	—	(71)	—	(71)	—	(71)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Other	—	—	1	—	—	1	$(4)	$(3)
Balance at September 30, 2022	393	$4	$8,718	$(1,700)	$(2,154)	$4,868	$62	$4,930

	Shares Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net income (loss)	—	—	—	—	(115)	(115)	1	(114)
Other comprehensive loss, net	—	—	—	(21)	—	(21)	—	(21)
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	-	(1)	(1)
Balance at March 31, 2021	390	$4	$8,598	$(1,530)	$(1,991)	$5,081	$69	$5,150
Net income (loss)	—	—	—	—	(26)	(26)	3	(23)
Other comprehensive income, net	—	—	—	33	—	33	—	33
Stock-based compensation	—	—	20	—	—	20	—	20
Common stock issued	1	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2021	391	$4	$8,618	$(1,497)	$(2,017)	$5,108	$70	$5,178
Net income (loss)	—	—	—	—	(69)	(69)	4	(65)
Other comprehensive loss	—	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	—	19	—	—	19	—	19
Other	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2021	391	$4	$8,637	$(1,545)	$(2,086)	$5,010	$68	$5,078

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 9, and the fair values of derivative financial instruments are provided in Note 12.

2.
Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2022	2021
Raw materials and supplies	$468	$350
Work in process	296	218
Finished goods and purchased products	1,388	1,207
	2,152	1,775
Less: Inventory reserve	(397)	(444)
Total	$1,755	$1,331

3.
Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2022	2021
Compensation	$249	$209
Taxes (non-income)	102	119
Vendor costs	151	124
Warranties	67	73
Insurance	44	45
Interest	22	6
Commissions	19	17
Fair value of derivatives	53	8
Other	197	177
Total	$904	$778

4.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)
Accumulated other comprehensive income (loss) before reclassifications	(88)	(34)	(31)	(153)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1)	(1)
Balance at September 30, 2022	$(1,603)	$(27)	$(70)	$(1,700)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended September 30,
	2022			2021
	Derivative	Defined		Derivative	Defined
	Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$1	$—	$1	$—	$—	$—
Cost of revenue	6	—	6	(3)	—	(3)
Selling, general, and administrative	—	(1)	(1)	—	—	—
Tax effect	(1)	—	(1)	1	—	1
	$6	$(1)	$5	$(2)	$—	$(2)

	Nine Months Ended September 30,
	2022			2021
	Derivative	Defined		Derivative	Defined
	Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$2	$—	$2	$(1)	$—	$(1)
Cost of revenue	(2)	—	(2)	(6)	—	(6)
Selling, general, and administrative	—	(1)	(1)	—	—	—
Tax effect	—	—	—	2	—	2
	$—	$(1)	$(1)	$(5)	$—	$(5)

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($19) million and ($34) million during the three and nine months ended September 30, 2022; and, 2) the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period were ($6) million during the three months ended September 30, 2022, and zero during the nine months ended September 30, 2022.

The Company offered a new benefit plan to employees during the third quarter of 2022, resulting in the recognition of prior service cost in accumulated other comprehensive loss during the three and nine months ended September 30, 2022.

5.
Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Wellbore Technologies	$741	$507	$2,015	$1,383
Completion & Production Solutions	681	478	1,850	1,414
Rig Technologies	511	390	1,414	1,308
Eliminations	(44)	(34)	(115)	(98)
Total revenue	$1,889	$1,341	$5,164	$4,007

Operating profit (loss):
Wellbore Technologies	$74	$32	$194	$24
Completion & Production Solutions	21	(26)	19	(49)
Rig Technologies	22	1	64	42
Eliminations and corporate costs	(62)	(50)	(175)	(136)
Total operating profit (loss)	$55	$(43)	$102	$(119)

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

6.
Impairment and Other Items

Beginning February 2022, as a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. Among other things, these sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. They also impose restrictions on doing business with specially designated nationals, including certain state-owned Russian customers, certain financial institutions and certain individuals and restrict or prohibit new investments and business activities in Russia. As previously disclosed, in response to these sanctions, the Company ceased new investments and curtailed our activities in Russia. Further, during the third quarter of 2022, the Company sold its business in Belarus and committed to a plan to sell its businesses in Russia. The sale is subject to government approval under Russian law.

As a result of these actions, we recorded $76 million and $125 million in impairment and other charges for the three and nine months ended September 30, 2022, respectively, of which $51 million relates to accumulated foreign currency translation adjustment losses for Russia and Belarus. The impairment and other charges are reported in “Cost of revenue” ($25 million and $74 million for the three and nine months ended September 30, 2022, respectively) and “Selling, general and administrative” ($51 million for both the three and nine months ended September 30, 2022) in our Consolidated Statements of Income (Loss). Charges were $31 million and $61 million for the three and nine months ended September 30, 2022, respectively, for Wellbore Technologies, $22 million and $39 million, respectively, for Completion & Production Solutions, and $23 million and $25 million, respectively, for Rig Technologies. As of September 30, 2022, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and Other Current Assets” and “Accrued Liabilities”, respectively, in our Consolidated Balance Sheet. We expect to complete the sale of our Russian entities within the next 12 months, subject to regulatory approval.

Total other items included in operating profit for the three months ended September 30, 2022, were $63 million (pre-tax costs of $76 million for the impairment and other charges discussed above partially offset by credits of ($13) million related to gains on sales of previously reserved inventory). Total other items included in operating profit for the nine months ended September 30, 2022, was $122 million (pre-tax charges of $125 million for the impairment and other charges discussed above, $23 million of severance, facility closure costs and restructure, partially offset by credits of ($26) million related to gains on sales of previously reserved inventory).

Cost of revenue and operating loss for the three months ending September 30, 2021, includes other items of $24 million ($24 million of restructure, severance and facility closure costs and an $8 million post-warranty product modification, partially offset by credits of $8 million related to gains on sales of previously reserved inventory and gains on the sales of fixed assets). Cost of revenue and operating loss for the nine months ending September 30, 2021, includes pre-tax charges for other items of $48 million ($67 million of restructure, severance and facility closure costs and an $8 million post-warranty product modification, partially offset by credits of $27 million related to gains on sales of previously reserved inventory and gains on the sale of fixed assets).

7.
Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended September 30,
	2022					2021
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$385	$284	$101	$—	$770	$227	$192	$70	$—	$489
International	338	381	400	—	1,119	264	276	312	—	852
Eliminations	18	16	10	(44)	—	16	10	8	(34)	—
	$741	$681	$511	$(44)	$1,889	$507	$478	$390	$(34)	$1,341

Land	$551	$413	$139	$—	$1,103	$370	$317	$85	$—	$772
Offshore	172	252	362	—	786	121	151	297	—	569
Eliminations	18	16	10	(44)	—	16	10	8	(34)	—
	$741	$681	$511	$(44)	$1,889	$507	$478	$390	$(34)	$1,341

	Nine Months Ended September 30,
	2022					2021
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$1,037	$733	$309	$—	$2,079	$630	$563	$194	$—	$1,387
International	933	1,080	1,072	—	3,085	708	818	1,094	—	2,620
Intercompany	45	37	33	(115)	—	45	33	20	(98)	—
	$2,015	$1,850	$1,414	$(115)	$5,164	$1,383	$1,414	$1,308	$(98)	$4,007

Land	$1,503	$1,122	$377	$—	$3,002	$994	$911	$289	$—	$2,194
Offshore	467	691	1,004	—	2,162	344	470	999	—	1,813
Intercompany	45	37	33	(115)	—	45	33	20	(98)	—
	$2,015	$1,850	$1,414	$(115)	$5,164	$1,383	$1,414	$1,308	$(98)	$4,007

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $6 million for the three months ended September 30, 2022 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,151 million. The Company expects to recognize approximately $372 million in revenue for the remaining performance obligations in 2022 and $3,779 million in 2023 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$461	$392
Provision	(1)	—
Billings	(701)	780
Revenue recognized	819	(738)
Currency translation adjustments and other	13	(3)
Balance at September 30, 2022	$591	$431

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of September 30, 2022, the allowance for credit losses totaled $70 million.

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

Components of leases are as follows (in millions):

	September 30,	December 31,
	2022	2021
Current portion of lease liabilities:
Operating	$65	$76
Financing	20	23
Total	$85	$99

	September 30,	December 31,
	2022	2021
Long-term portion of lease liabilities:
Operating	$332	$357
Financing	214	$219
Total	$546	$576

9.
Debt

Debt consists of (in millions):

	September 30,	December 31,
	2022	2021
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,090	$1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	495	494
Other debt	145	129
Total Debt	1,730	1,713
Less current portion	10	5
Long-term debt	$1,720	$1,708

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2022, the Company was in compliance with a debt-to-capitalization ratio of 28.5% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, the consolidated joint venture of the Company has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2022, the joint venture was in compliance. The line of credit repayment schedule begins in December 2022 with final payment no later than June 2032. As of September 30, 2022, the Company has a carrying value of $115 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at September 30, 2022 included $30 million of funding provided by minority interest partners of NOV consolidated joint ventures.

The Company had $485 million of outstanding letters of credit at September 30, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2022 and December 31, 2021, the fair value of the Company’s unsecured Senior Notes approximated $1,158 million and $1,610 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At September 30, 2022 and December 31, 2021, the carrying value of the Company’s unsecured Senior Notes approximated $1,585 million and $1,584 million, respectively.

10.
Income Taxes

The effective tax rate for the three and nine months ended September 30, 2022 was 45.3% and 42.3%, respectively, compared to (8.3%) and (0.5%) for the same periods in 2021. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2022 and 2021. The effective tax rate for 2022 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to changes in certain exchange rates, utilization of previously unrealized losses, and tax credits.

11.
Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At September 30, 2022, approximately 17.2 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

Total expense for all stock-based compensation arrangements was $17 million and $50 million for the three and nine months ended September 30, 2022, respectively and $19 million and $59 million for the three and nine months ended September 30, 2021, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the NOV Plan for each of the three and nine months ended September 30, 2022 and 2021.

12.
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

The fair values of these derivative financial instruments are determined using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date.

Forward currency contracts consist of (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2022		2021
South Korean Won	KRW	44,179	KRW	17,600
Norwegian Krone	NOK	2,767	NOK	2,430
U.S. Dollar	USD	540	USD	415
Japanese Yen	JPY	492	JPY	476
Mexican Peso	MXN	409	MXN	637
Brazilian Real	BRL	291	BRL	—
Euro	EUR	134	EUR	106
South African Rand	ZAR	115	ZAR	124
Canadian Dollar	CAD	102	CAD	—
Singapore Dollar	SGD	40	SGD	36
British Pound Sterling	GBP	14	GBP	14
Danish Krone	DKK	6	DKK	7
Russian Ruble	RUB	—	RUB	1,128

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

The Company expects $24 million of the accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($8) million and ($22) million for the three and nine months ended September 30, 2022, respectively, and ($5) million and ($10) million for the three and nine months ended September 30, 2021, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$3	$11	Accrued liabilities	$28	$2
Foreign exchange contracts	Other Assets	—	—	Other liabilities	5	—
Total derivatives designated as hedging instruments under ASC Topic 815		$3	$11		$33	$2
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$16	$7	Accrued liabilities	$25	$6
Total derivatives		$19	$18		$58	$8

13.
Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Company	$32	$(69)	$51	$(210)
Denominator:
Basic—weighted average common shares outstanding	391	387	389	386
Dilutive effect of employee stock options and other unvested stock awards	2	—	4	—
Diluted outstanding shares	393	387	393	386

Net income (loss) attributable to Company per share:
Basic	$0.08	$(0.18)	$0.13	$(0.54)
Diluted	$0.08	$(0.18)	$0.13	$(0.54)

Cash dividends per share	$0.05	$—	$0.15	$—

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to the Company allocated to these participating securities was immaterial for each of the three and nine months ended September 30, 2022 and 2021, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 22 million and 20 million shares for the three and nine months ended September 30, 2022, respectively, compared to 23 million and 21 million shares for the three and nine months ended September 30, 2021, respectively.

14.
Cash Dividends

Cash dividends were $20 million and $59 million for the three and nine months ended September 30, 2022 compared to no dividends paid for both the three and nine months ended September 30, 2021. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

15.
Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States these governmental authorities include: the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state environmental agencies and many others. We are unaware of any material liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

The Company is involved in various claims, regulatory agency audits and pending or threatened legal actions involving a variety of matters. The Company maintains insurance that covers many of the claims arising from risks associated with the business activities of the Company, including claims for premises liability, product liability, personal injury and other such claims. The Company carries substantial insurance to cover such risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been enough to cover any such material risks.

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims, including employment law claims, collective actions or class action claims under employment laws, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include negligence, strict liability, product liability, and other theories of liability. For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of September 30, 2022, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

Risks and Uncertainties

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations and enforcement actions, the Company’s actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company. Recently, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable.

In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions. From time to time, we are engaged in disputes concerning protection of the Company’s trade secrets and confidential information, patents, and other intellectual property rights. Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and for which it may be difficult to predict the ultimate outcome. At any given time, the Company may be a plaintiff or defendant in disputes involving disputed intellectual property rights. The Company is currently pursuing, and intends to pursue future claims involving revenue recognized for technology related to drill bits. The amount of the Company's claims for outstanding receivables exceed $25 million dollars, and are likely to increase over time until we achieve resolution of such claims. Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in a material loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

Further, in some instances, direct or indirect consumers of our products and services or members of the supply chain for our products and services become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. We may, from time to time, become involved in these investigations, at substantial cost to the Company. We also are subject to trade regulations, supply chain regulations, and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or these regulations may conflict with contractual terms. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings.

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela. In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus committed to a plan to sell our business in Russia. The sale is subject to government approval under Russian law. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain government approval.

Uncertainty arising from the COVID-19 pandemic continues to adversely impact many jurisdictions and disrupt normal economic activities. For example, lockdowns in China have disrupted supply chains for the Company’s vendors and products. The Company’s ability to manufacture equipment and perform services could also be impaired and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to limited manpower, travel restrictions, difficulty obtaining visas, adverse health consequences to employees, supply chain disruption, inflationary pressures, and materials shortages. The Company continues to see operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force regulations. We also face sometimes conflicting regulatory and legal regulations, for example, vaccine mandates and prohibitions of vaccine mandates. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from vaccine mandates and enforcement of other COVID-19 regulations.

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

16.
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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 62 countries, operating under three segments: Wellbore Technologies, Completion & Production Solutions, and Rig Technologies.

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

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2022, the Company generated revenues of $1.89 billion, an increase of 9 percent compared to the second quarter of 2022 and an increase of 41 percent compared to the third quarter of 2021. Net income for the third quarter of 2022 was $32 million, or 1.7% percent of sales, which included $63 million in Other Items (pre-tax costs of $76 million for Russia Impairment and other charges offset by credits of ($13) million for inventory). See Footnote 6 Impairment and Other Items for additional information. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased sequentially to $195 million, or 10.3% percent of sales.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $741 million in the third quarter of 2022, an increase of 11 percent from the second quarter of 2022 and an increase of 46 percent from the third quarter of 2021. Operating profit was $74 million, or 10.0 percent of sales, and included $31 million of Other Items. Adjusted EBITDA increased $23 million sequentially and $68 million from the prior year to $145 million, or 19.6 percent of sales. Accelerating growth in international markets along with continued improvements in demand from North America led to the seventh straight quarter of improved results for the segment.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $681 million in the third quarter of 2022, an increase of 7 percent from the second quarter of 2022 and an increase of 42 percent from the third quarter of 2021. Operating profit was $21 million, or 3.1 percent of sales, and included $19 million in Other Items. Adjusted EBITDA increased $24 million sequentially and increased $61 million from the prior year to $56 million, or 8.2 percent of sales. Continued improvements in execution and healthy demand drove improved results for the segment.

New orders booked during the quarter totaled $493 million, representing a book-to-bill of 116 percent when compared to the $425 million of orders shipped from backlog. As of September 30, 2022, backlog for capital equipment orders for Completion & Production Solutions was $1,478 million, an increase of 2 percent from the second quarter of 2022 and an increase of 34 percent from the third quarter of 2021.

Rig Technologies

Rig Technologies generated revenues of $511 million in the third quarter of 2022, an increase of 11 percent from the second quarter of 2022, and an increase of 31 percent from the third quarter of 2021. Operating profit was $22 million, or 4.3 percent of sales, and included $13 million of Other Items. Adjusted EBITDA increased $11 million sequentially and increased $27 million from the prior year to $52 million, or 10.2 percent of sales. Accelerating revenue conversion from renewable energy projects and demand for the segment’s aftermarket parts and services drove the improvement in results.

New orders booked during the quarter totaled $119 million, representing a book-to-bill of 59 percent when compared to the $202 million of orders shipped from backlog. As of September 30, 2022, backlog for capital equipment orders for Rig Technologies was $2,781 million.

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

During 2021, greater availability of COVID-19 vaccines resulted in the gradual reopening of economies around the world. Pent-up consumer and industrial demand combined with government economic stimulus programs amplified the global recovery, improving economic activity, and driving higher demand for oil and gas. Throughout 2021 and the first nine months of 2022, oil and gas drilling activity levels increased in every major region of the world, reflecting this growing demand.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2022 and 2021, and the second quarter of 2022 include the following:

				%	%
				3Q22	3Q22
	3Q22*	3Q21*	2Q22*	3Q21	2Q22
Active Drilling Rigs:
U.S.	761	497	715	53.1%	6.4%
Canada	199	151	114	31.8%	74.6%
International	857	772	815	11.0%	5.2%
Worldwide	1,817	1,420	1,644	28.0%	10.5%

West Texas Intermediate Crude Prices (per barrel)	$93.18	$70.62	$108.72	31.9%	(14.3%)

Natural Gas Prices ($/mmbtu)	$7.96	$4.32	$7.44	84.3%	7.0%

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2022, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	3Q20	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22	3Q22
Total Rigs	1,033	1,064	1,234	1,258	1,420	1,538	1,654	1,644	1,817
Canada	49	89	144	73	151	161	198	114	199
US	254	311	393	451	497	559	633	715	761
International	730	664	697	734	772	818	823	815	857
W. TX Int. ($)	$41.05	$42.46	$57.80	$66.09	$70.62	$77.45	$94.54	$108.72	$93.18

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

The worldwide quarterly average rig count increased 11 percent (from 1,644 to 1,817), and the U.S. increased 6 percent (from 715 to 761), in the third quarter of 2022 compared to the second quarter of 2022. The average per barrel price of West Texas Intermediate Crude Oil decreased 14 percent (from $108.72 per barrel to $93.18 per barrel) and natural gas prices increased 7 percent (from $7.44 per mmbtu to $7.96 per mmbtu) in the third quarter of 2022 compared to the second quarter of 2022.

At October 14, 2022, there were 985 rigs actively drilling in North America, which increased 3 percent from the third quarter average of 960 rigs. The price for West Texas Intermediate Crude Oil was $85.61 per barrel at October 14, 2022, a decrease of 8 percent from the third quarter of 2022 average. The price for natural gas was $6.45 per mmbtu at October 14, 2022, a decrease of 19 percent from the third quarter of 2022 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Wellbore Technologies	$741	$507	$2,015	$1,383
Completion & Production Solutions	681	478	1,850	1,414
Rig Technologies	511	390	1,414	1,308
Eliminations	(44)	(34)	(115)	(98)
Total revenue	$1,889	$1,341	$5,164	$4,007

Operating profit (loss):
Wellbore Technologies	$74	$32	$194	$24
Completion & Production Solutions	21	(26)	19	(49)
Rig Technologies	22	1	64	42
Eliminations and corporate costs	(62)	(50)	(175)	(136)
Total operating profit (loss)	$55	$(43)	$102	$(119)

Wellbore Technologies

Three and nine months ended September 30, 2022 and 2021. Revenue from Wellbore Technologies was $741 million for the three months ended September 30, 2022, compared to $507 million for the three months ended September 30, 2021, an increase of $234 million or 46 percent. For the nine months ended September 30, 2022, revenue from Wellbore Technologies was $2,015 million compared to $1,383 million for the nine months ending September 30, 2021, an increase of $632 million or 46 percent.

Operating profit from Wellbore Technologies was $74 million for the three months ended September 30, 2022 compared to an operating profit of $32 million for the three months ended September 30, 2021, an increase of $42 million. For the nine months ended September 30, 2022, operating profit from Wellbore Technologies was $194 million compared to operating profit of $24 million for the nine months ending September 30, 2021, an increase of $170 million.

Completion & Production Solutions

Three and nine months ended September 30, 2022 and 2021. Revenue from Completion & Production Solutions was $681 million for the three months ended September 30, 2022, compared to $478 million for the three months ended September 30, 2021, an increase of $203 million or 42 percent. For the nine months ended September 30, 2022, revenue from Completion & Production Solutions was $1,850 million compared to $1,414 million for the nine months ending September 30, 2021, an increase of $436 million or 31 percent.

Operating profit from Completion & Production Solutions was $21 million for the three months ended September 30, 2022 compared to an operating loss of $26 million for the three months ended September 30, 2021, an increase of $47 million. For the nine months ended September 30, 2022, operating profit from Completion & Production Solutions was $19 million compared to operating loss of $49 million for the nine months ending September 30, 2021, an increase of $68 million.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1,478 million at September 30, 2022, an increase of $371 million from backlog of $1,107 million at September 30, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 28 percent of backlog to become revenue during the rest of 2022 and the remainder thereafter. At September 30, 2022, approximately 54 percent of the capital equipment backlog was for offshore products and approximately 66 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and nine months ended September 30, 2022 and 2021. Revenue from Rig Technologies was $511 million for the three months ended September 30, 2022, compared to $390 million for the three months ended September 30, 2021, an increase of $121 million or 31 percent. For the nine months ended September 30, 2022, revenue from Rig Technologies was $1,414 million compared to $1,308 million for the nine months ending September 30, 2021, an increase of $106 million or 8 percent.

Operating profit from Rig Technologies was $22 million for the three months ended September 30, 2022 compared to $1 million for the three months ended September 30, 2021, an increase of $21 million. For the nine months ended September 30, 2022, operating profit from Rig Technologies was $64 million compared to $42 million for the nine months ending September 30, 2021, an increase of $22 million.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,781 million at September 30, 2022, a decrease of $3 million from backlog of $2,784 million at September 30, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 9 percent of backlog to become revenue during the rest of 2022 and the remainder thereafter. At September 30, 2022, approximately 26 percent of the capital equipment backlog was for offshore products and approximately 96 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $62 million and $175 million for the three and nine months ended September 30, 2022, compared to $50 million and $136 million for the three and nine months ended September 30, 2021. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other income (expense), net

Other income (expense), net was $10 million and $8 million for the three and nine months ended September 30, 2022, compared to income of $1 million and expense of $25 million for the three and nine months ended September 30, 2021, respectively. The change in income was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2022 was 45.3% and 42.3%, respectively, compared to (8.3%) and (0.5%) for the same periods in 2021. The Company has established valuation allowances on deferred tax assets for losses and tax credits generated in 2022 and 2021. The effective tax rate for 2022 was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to changes in certain exchange rates, utilization of previously unrealized losses, and tax credits.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2022	2021	2022	2022	2021
Operating profit (loss):
Wellbore Technologies	$74	$32	$81	$194	$24
Completion & Production Solutions	21	(26)	20	19	(49)
Rig Technologies	22	1	31	64	42
Eliminations and corporate costs	(62)	(50)	(64)	(175)	(136)
Total operating profit (loss)	$55	$(43)	$68	$102	$(119)

Other items, net:
Wellbore Technologies	$31	$7	$7	$61	$29
Completion & Production Solutions	19	7	1	36	(1)
Rig Technologies	13	8	(8)	11	18
Corporate	—	2	14	14	2
Total other items	$63	$24	$14	$122	$48

(Gain)/Loss on Sales of Fixed Assets:
Wellbore Technologies	$1	$—	$(3)	$—	$2
Completion & Production Solutions	—	(1)	(4)	(4)	(1)
Rig Technologies	(1)	(2)	—	—	(1)
Eliminations and corporate costs	1	3	—	3	—
Total (gain)/loss on sales of fixed assets	$1	$—	$(7)	$(1)	$—

Depreciation & amortization:
Wellbore Technologies	$39	$38	$37	$113	$119
Completion & Production Solutions	16	15	15	47	46
Rig Technologies	18	18	18	54	54
Corporate	3	4	5	11	12
Total depreciation & amortization	$76	$75	$75	$225	$231

Adjusted EBITDA:
Wellbore Technologies	$145	$77	$122	$368	$174
Completion & Production Solutions	56	(5)	32	98	(5)
Rig Technologies	52	25	41	129	113
Eliminations and corporate costs	(58)	(41)	(45)	(147)	(122)
Total Adjusted EBITDA	$195	$56	$150	$448	$160

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$32	$(69)	$69	$51	$(210)
Noncontrolling interests	3	4	1	5	8
Provision (benefit) for income taxes	29	5	(2)	41	1
Interest expense	19	19	19	57	58
Interest income	(6)	(3)	(5)	(12)	(7)
Equity (income) loss in unconsolidated affiliate	(12)	2	(14)	(32)	6
Other (income) expense, net	(10)	(1)	—	(8)	25
(Gain)/Loss on Sales of Fixed Assets	1	—	(7)	(1)	—
Depreciation and amortization	76	75	75	225	231
Other items, net	63	24	14	122	48
Total Adjusted EBITDA	$195	$56	$150	$448	$160

Liquidity and Capital Resources

Overview

At September 30, 2022, the Company had cash and cash equivalents of $998 million and total debt of $1,730 million. At December 31, 2021, cash and cash equivalents were $1,591 million and total debt was $1,713 million. As of September 30, 2022, approximately $758 million of the $998 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2022, the Company was in compliance with a debt-to-capitalization ratio of 28.5% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company also has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2022, the joint venture was in compliance. As of September 30, 2022, the Company had $115 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at September 30, 2022 consisted primarily of $1,090 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $145 million. The Company was in compliance with all covenants at September 30, 2022. Long-term lease liabilities totaled $546 million at September 30, 2022.

The Company had $485 million of outstanding letters of credit at September 30, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(333)	$255
Net cash used in investing activities	(173)	(102)
Net cash used in financing activities	(72)	(172)

Significant uses of cash during the first nine months of 2022

•
Cash flows used in operating activities were $333 million, primarily driven by changes in the primary components of our working capital (receivables, inventories and accounts payable).
•
Capital expenditures were $148 million.
•
We paid $59 million in dividends to shareholders.

Other

The effect of the change in exchange rates on cash flows was a decrease of $15 million and $5 million for the first nine months of 2022 and 2021, respectively.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “plan,” “will,” “expect,” “anticipate,” “estimate,” “should,” “forecast,” and similar words, although some forward-looking statements are expressed differently. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity, including matters related to recent Russian sanctions. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year-end December 31, 2021, as updated in Part II, Item 1A of our Quarterly Reports on Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements, and additional disclosures we make in our press releases and Forms 10-Q, and 8-K. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of $14 million in the first nine months of 2022, compared to a $19 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $382 million and translation exposures totaling $298 million as of September 30, 2022. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $30 million and the translational exposures financial market risk sensitive instruments could affect the future fair value by $30 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At September 30, 2022, borrowings consisted of $1,090 million in 3.95% Senior Notes and $495 million in 3.60% Senior Notes. At September 30, 2022, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2022 and the fiscal quarter ended June 30, 2022.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2022	—	—	—	—
August 1 through August 31, 2022	—	—	—	—
September 1 through September 30, 2022	8,794	$17.59	—	—

Total(1)	8,794	$17.59	—

(1) The 8,794 shares listed as “purchased” were withheld from employee’s vesting of restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 28.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

10.1	NOV Inc. Retirement Policy for Equity Awards (Exhibit 10.1) (2)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 21, 2020.
(2)
Filed as an Exhibit to our Current Report on Form 8-K filed on July 12, 2022.
(3)
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

Date: October 28, 2022	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)