Form 10-K
period 2022-12-31
NOV Inc.
filed 2023-02-14
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12317

NOV INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0475815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10353 Richmond Avenue

Houston, Texas 77042-4103

(Address of principal executive offices)

(346) 223-3000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $6.6 billion. As of February 3, 2023, there were 392,831,492 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2023 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

NOV Inc. (“NOV” or the “Company”) is a leading independent equipment and technology provider to the global energy industry. Originally founded in 1862, NOV and its predecessor companies have spent 161 years helping transform oil and gas field development and improving its cost-effectiveness, efficiency, safety, and environmental impact. Over the past few decades, the Company has pioneered and refined key technologies to improve the economic viability of frontier resources, including unconventional and deepwater oil and gas. More recently, by applying its deep expertise and technology, the company has helped advance the transition toward sustainable energy.

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

Scope and scale for distribution and marketing. With operations in 62 countries, NOV has developed an efficient worldwide distribution network and relationships with virtually every oil and gas producer, service company, and contractor. NOV uses its customer relationships and distribution capabilities to accelerate the commercialization of new products and technologies. NOV also routinely develops technologies for the global marketplace where the Company’s infrastructure allows for quick market penetration and creation of a first-mover advantage with standardized operations around certain products.

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

In 2019, NOV acquired a minority interest in Keystone Tower Systems (“KTS”), which has developed a patented tapered spiral-welding process that enables automated wind tower section production. If perfected, this proprietary process could significantly decrease tower section production times and reduce costs. Additionally, in time the process could enable in-field manufacturing operations, which could reduce costs and eliminate many logistical limitations of transporting the larger-diameter sections necessary for tall tower developments. KTS’s first commercial line is currently undergoing testing and commissioning before commercial production commences within NOV’s facility in Pampa, TX.

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

Lowering the Carbon and Environmental Footprint of the Oil & Gas Industry

NOV is committed to providing products and services that economically reduce carbon intensity and deliver superior performance. The Company has pioneered numerous solutions for improving the industry’s safety and environmental footprint, including NOV’s closed-loop solids control systems, dual-containment flowline technologies, solar pumping systems, and hydrocarbon leak detection systems, among others. NOV remains committed to reducing emissions and improving industry sustainability.

NOV’s PowerBlade™ Kinetic Energy Recovery System is a regenerative braking technology that utilizes both flywheel energy and lithium-ion battery energy storage to significantly reduce fuel consumption and emissions associated with drilling and hoisting. The PowerBlade™ system captures and regenerates electrical energy that would have previously dissipated as heat when a drawworks, crane, or winch slows and stops. The PowerBlade™ system then returns this energy when needed.

NOV's Maestro™ smart configurable power management system helps operators reduce fuel consumption while maintaining safe drilling operations. The Maestro system effectively calculates and determines the optimized and safe level of required power generation real-time. The Maestro system functions in real-time with the ongoing rig operations and optimizes power consumption on the rig to reduce emissions.

NOV’s Ecoboost system enables peak power shaving in hydraulic power systems and results in less active pumps needed which results in reduced fuel consumption and emissions savings of up to 80%. The short term power peaks are covered with flow from accumulators connected to the ringline piping by a smart valve. An added benefit of Ecoboost is improved equipment performances as the hydraulic response is quicker from the accumulators than from ramping up the pumps.

NOV’s iNOVaTHERM™ waste management system incorporates thermal desorption technology that efficiently minimizes and treats drilling waste at the source for safe on-site disposal, significantly reducing carbon-emitting activities, such as barge vessel trips, crane lifts, and trucking transport. NOV’s advanced waste management systems with real-time monitoring play an integral role in reducing the risks associated with waste in transit and decreasing the industries' overall emissions operations.

NOV’s Ideal eFrac™ pressure pumping equipment delivers advanced well stimulation technology to dramatically reduce emissions and decrease ownership cost. The patent-pending Ideal eFrac™ system enhances wellsite safety by reducing complexity and removing personnel from hazardous environments. In addition to lower operating emissions and greater power density, the Ideal eFrac™ system is less disruptive to neighboring communities due to its reduced noise and smaller footprint, requiring 40 percent fewer truckloads for delivery.

NOV’s eDrive™ system for wireline skids and hybrid wireline trucks provides a more sustainable solution for interventions by making customers’ operations less impactful on the environment and strengthening regulatory compliance.

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
•
IntelliServ's commercial telemetry network enables real-time broadband data transmission for instantaneous two-way communication between the bottomhole assembly and surface control system utilizing wired drill-pipe. IntelliServTM telemetry enables real-time information, real-time bottom-hole pressure monitoring, and significant rig-time savings as surveys, downlinks, slide orientations, and other data-driven activities are performed in seconds.
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

Completion & Production Solutions provides critical technologies to optimize the well completion process and production phase of a well’s lifecycle. Completion & Production Solutions business units include:

•
Intervention and Stimulation Equipment (“ISE”) designs and manufactures capital equipment, related consumables, and digital products for oilfield pressure pumpers, coiled tubing, wireline, and well testing/flowback service companies. For hydraulic stimulation jobs, ISE produces both conventional and multiple next-generation-technology configurations of high-pressure fracturing pumping units, along with complex process equipment such as hydration units, chemical additive systems, blenders, and control systems. The business unit produces essential consumables to support pressure pumping spreads, including centrifugal pumps, valves, seats, and flowline equipment. Along with providing surface well-testing and flowback equipment for ultimate production assurance, the unit designs and manufactures cement pumping, mixing, transport, and storage equipment for well construction. ISE is also a leading provider of coiled tubing units and strings, pressure control and nitrogen support equipment, injector heads, and snubbing units. The business unit designs and manufactures wireline products for electric and slickline applications, including critical pressure control equipment like wireline lubricators. Through NOV's MaxTM platform for digital solutions, ISE can leverage its integrated control systems and data acquisition services, at site and remotely, to provide comprehensive equipment status and quality operational process insights for the entire completions job, to optimize job efficiency and extend the equipment life. ISE supports all its equipment with comprehensive repair, recertification, and other services through an unmatched global aftermarket facilities network.
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
•
Process and Flow Technologies (“PFT”) provides integrated processing, production, and pumping equipment to energy producers. For the production space, PFT manufactures reciprocating, multistage, and progressive cavity pumps, as well as artificial lift systems. For the midstream space, PFT manufactures closures and transfer pumps. For fluid processing, PFT designs and manufactures integrated systems that provide water treatment, separation, sand management, hydrate inhibition and gas processing for use both on and offshore. Building on its processing equipment portfolio, PFT offers turret mooring systems, top side process modules, integrated engineering, and project management to supply comprehensive topside solutions for the offshore production industry, including floating production, storage, and offloading (“FPSO”) and floating liquified natural gas (“FLNG”) vessels. Using our extensive processing expertise, PFT is now moving into the Carbon Capture market with both carbon capture technology and complementary processing technologies such as CO2 dehydration.

Certain products and systems are integrated with monitoring and optimization services, leveraging NOV’s MaxTM digital ecosystem. These services include real-time condition monitoring, remote control, data analytics, condition-based maintenance, and process optimization, which improve performance and enable more proactive aftermarket support.

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

The Company’s foreign operations, which include significant operations in the Middle East, Africa, Latin America, the Far East, Canada and Europe are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned oil and gas companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements, and other business combinations with local nationals in these countries. See Note 16 to the Consolidated Financial Statements for information regarding geographic revenue information.

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

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree. Extremely harsh winter weather can reduce oilfield operations in far northern or high-altitude locations, including parts of Colorado, Canada, Russia and China, and the annual thaw (or “breakup”) in Canada makes some unimproved roads inaccessible to heavy equipment during part of each second quarter. Both situations temporarily reduce demand for the Company’s products and services in the affected geographic area, although revenues generally recover once conditions improve. Fluctuations in customer’s activity levels caused by national or customary holiday seasons and annual budgetary cycles can also affect their spending levels with the Company, leading to both temporary local decreases and increases in sales. Over the past few years, the Company has seen a more pronounced level of spending during the fourth quarter, and a decline in the first quarter, in certain of its businesses, which it believes is related to annual budgetary cycles. While the Company anticipates that the seasonal and other trends described above may continue, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

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

As of December 31, 2022, the Company held a substantial number of granted patents and pending patent applications worldwide, including U.S. patents and U.S. patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2023 to 2042. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Rig Technologies provides drilling rig components, complete land drilling rigs, and offshore drilling equipment packages. Primary manufacturing and service facilities are located in Houston, Texas; Dubai, UAE; Al Jubail, Saudi Arabia; New Iberia, Louisiana; Stavanger and Kristiansand, Norway; Mexicali, Mexico; Pune, India; and Singapore.

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

Backlog measurements are based on written orders that are firm but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for Completion & Production Solutions at December 31, 2022, 2021 and 2020 was $1.6 billion, $1.3 billion and $0.7 billion, respectively. Backlog for Rig Technologies at December 31, 2022, 2021 and 2020, was $2.8 billion, $2.8 billion and $2.7 billion, respectively.

Human Capital

NOV’s 32,307 global, diverse employees use their skill and expertise to provide the products and services that help our customers operate safely, efficiently, sustainably, and competitively. NOV’s team designs and manufactures a broad array of equipment and technology, from some of the heaviest, largest, and most complex mobile machines on earth (on and offshore drilling rigs, wind turbine installation ships, and FPSOs) to very small precision sensors and measuring devices.

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

Thirty-six percent of NOV employees work in the United States, 21% in Europe, 15% in Latin America, 12% in the Asia Pacific region, 10% in the Middle East and Africa, 4% in Canada and 2% in China. The Company’s 554 physical locations include various size manufacturing plants, research facilities, machine shops, office buildings, warehouses, and distribution centers where between 20 to 1,100 people work and repair shops, rental tool bases, sales offices and other small locations where between 5 to 200 people work. Many NOV employees travel to work at customer locations, including onshore and offshore drilling sites, shipyards, and other industrial locations where equipment needs installation, commissioning, service, or repair, or where customers need training or technical support.

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

Health and wellbeing

The Company offers locally competitive health benefits, paid holidays and time off, and retirement benefits to our employees. In the US this includes health, vision and dental insurance, life insurance, disability insurance, a 401(k)-retirement savings plan, an employee assistance program, and a wellness program. The Company suspended its employer contributions to the 401(k)-retirement savings plan during the pandemic but began reinstating the contributions during the fourth quarter of 2021.

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

Across NOV’s global workforce, women make up 15% of all employees, 22% of salaried employees, 10% of the C-Suite and hold 20% of the Company’s Board of Directors seats.

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

Available Information

The Company’s principal executive offices are located at 10353 Richmond Avenue, Houston, Texas 77042. Its telephone number is (346) 223-3000. Further information about the Company’s products and services can be found on its website at: www.nov.com. The Company’s common stock is traded on the New York Stock Exchange under the symbol “NOV”. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments are available free of charge on the Investor Relations portion of the Company’s website, www.nov.com/investor, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Code of Ethics is also posted on its website. The information posted on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

As of December 31, 2022, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Completion & Production Solutions and Rig Technologies in the amount of $1.6 billion and $2.8 billion, respectively. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

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
•
our inability to manage unexpected delays due to weather, shipyard access, labor shortages, public health crises such as the COVID-19 pandemic or other factors beyond our control;
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

The Company’s existing contracts for rig and production equipment generally carry significant down payment and progress billing terms to facilitate the ultimate completion of these projects and the majority do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers may result in cancellation of contracts or the delay or abandonment of projects. Any such developments could have a material adverse effect on our operating results and financial condition.

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

We are a leader in the development of new technology and equipment to enhance the safety and productivity of drilling and well servicing processes. If we are unable to maintain our technology leadership position, it could adversely affect our competitive advantage for certain products and services. Our revenues and operating results have been dependent, in part, upon the successful introduction of new or improved products. Through our internal development programs and acquisitions, we have assembled an array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights, which expire after a prescribed duration, some at varying times over the coming years. The expiration of these rights could have a material adverse effect on our operating results. Furthermore, while the Company stresses the importance of its research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that the Company will realize future revenue from new products.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, could increase our costs. Additionally, developing non-infringing technologies could increase our costs. If a license were unavailable, we might be unable to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

In addition, certain foreign jurisdictions and government-owned oil and gas companies located in some of the countries in which we operate have adopted policies or regulations which may give local nationals in these countries competitive advantages. Actions taken by our competitors and changes in local policies, preferences or regulations could impact our ability to compete in certain markets and adversely affect our financial results.

A significant portion of our revenue is derived from our non-United States operations, which exposes us to risks inherent in doing business in each of the many countries in which we operate.

Approximately 64% of our revenues in 2022 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

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

Supply chain disruption and price escalation could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

Our business relies on a broad range of raw materials and commodities for the products we manufacture. Shortages, transportation and supply disruptions can adversely impact supply of our manufacturing raw materials, as well as delivery of finished goods and transportation of our personnel for services. To varying degrees, these problems persist and may continue to persist as a consequence of evolving geopolitical trends. Among the factors that can adversely affect our business and consolidated results of operations are the following:

•
Inability to access raw materials and components;
•
Suppliers putting the Company on allocations;
•
Higher prices for raw materials and components;
•
Delays and higher costs for shipping and transportation;
•
Labor shortages and absences;
•
Wage and other labor cost inflation;
•
Government regulation; and
•
Travel restrictions;
•
Increased labor costs;
•
Liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;
•
Other contractual or other legal claims from our customers resulting from supply chain, transportation or other business disruption.

The COVID-19 pandemic and related economic repercussions have had and are expected to continue to have a significant impact on our business.

Negative impacts arising from the COVID-19 pandemic continue to adversely affect a number of jurisdictions and disrupt pre-pandemic economic activities. For example, lockdowns in China have disrupted supply chains for the Company’s vendors and products. The

Company’s ability to manufacture equipment and perform services could also be impaired and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to limited manpower, travel restrictions, difficulty obtaining visas, adverse health consequences to employees, supply chain disruption, inflationary pressures, and materials shortages. The Company continues to see operational disruption due to work force and supply chain impacts and closure or limitations imposed on our facilities as well as work force regulations. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from vaccine mandates and enforcement of other COVID-19 regulations.

Disputes may arise regarding application of force majeure and other contract provisions and allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially, adversely impact our financial performance and results. These potential operational and service delays resulting from the COVID-19 pandemic and long tail supply chain disruption could result in contractual or other legal claims from our customers or with our vendors. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

We sometimes provide engineered process packages and other engineered products for multi-year, fixed price contracts that may require us to assume risks associated with cost over-runs, operating cost inflation, labor availability, supplier and contractor pricing and performance, and potential claims for liquidated damages.

We sometimes provide engineered skid packages of processing equipment or complex equipment in the form of multi-year contracts, without price escalation clauses. Some of these contracts are required by our customers, primarily national oil companies (NOCs). These projects include acting as suppliers of skid packages or engineered products, as well as installation and commissioning services and may require us to assume additional risks associated with cost over-runs from our vendors or due to material or labor cost escalation. In addition, NOCs often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

Providing skid packages and engineered products as well as services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We rely on third-party subcontractors, consortium partners and equipment providers to assist us with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project.

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

Our business may be materially and adversely affected by severe weather conditions in areas where we operate. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Repercussions of severe or unseasonable weather conditions may entail the evacuation of personnel and stoppage of services; inability to deliver material to jobsites in accordance with contract schedules; decreases in demand for oil and natural gas during unseasonably warm winters; and loss of productivity. In addition, particularly severe weather could result in weather related evacuation of personnel and curtailment of services, including:

•
Damage to platforms or structures and offshore drilling rigs;
•
Suspension of activities and operations;
•
Damage to our facilities and project work sites;
•
Disruption in delivery of materials to jobsites in accordance with contract schedules;
•
Decreases in demand for oil and natural gas during unseasonably warm winters; and
•
Loss of productivity.

Any of these events could adversely affect our financial condition, results of operations and cash flows.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

The Company has approximately $1.5 billion of goodwill and $0.2 billion of other intangible assets with indefinite lives as of December 31, 2022. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgement. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

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

Our businesses have in the past and may in the future expose us to risks from harmful substances that escape into the environment or product failing to perform or causing personal injury, or exposing individuals to chemicals, harmful substances, or environmental conditions, any of which could result in:

•
personal injury or loss of life;
•
severe damage to or destruction of property; or
•
environmental damage and suspension of operations.

Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in our facing substantial environmental, regulatory, personal injury, class action, mass tort and other litigation and liabilities. These could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities could also be imposed on the basis of one or more of the following theories:

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

Future laws, regulations, treaties, international obligations, reporting obligations related to greenhouse gases (GHG), climate change, and activism related to environmental, social and governance (ESG) could adversely impact our business, may increase compliance obligations and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Focus and attention by advocacy groups and regulatory agencies on climate change and greenhouse gas (GHG) emissions in the United States and European Union have accelerated. Investors, customers, governance pundits and government officials have increased focus on sustainability, stakeholder governance and the energy transition. As a result, there has been increased promotion of alternative energy and increased negative attitudes or perceptions of fossil fuels. New laws and regulations to reduce GHG, including the imposition of fees or taxes, could adversely impact our operations and financial condition. Oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that limit GHG emissions. The President of the United States has issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that the administration identified as conflicting with its climate policies. These include Executive Orders requiring a review of current U.S. federal lands leasing and permitting practices, as well as a temporary halt of new leasing of U.S. federal lands and offshore waters available for oil and gas exploration. The Executive Orders halting the leasing of U.S. federal lands were challenged in court and remain subject to litigation. As a result of the review of leasing and permitting practices, the U.S. Department of the Interior has recommended increasing the royalty rate payable to the U.S. government by operators, as well as bonding requirements and emissions requirements for operators. Some form of these recommendations may become applicable to operations on U.S. federal leases, which could have a negative effect on exploration and production of oil and natural gas given the increased costs associated with any such changes. In February 2021, the United States formally re-joined the Paris Agreement. The Paris Agreement requires countries to review and

“represent a progression” in their intended nationally determined contributions, which set greenhouse gases emission reduction goals, every five years. Though we are closely following developments in this area and changes in the regulatory landscape in the United States and other jurisdictions, we cannot predict with precision or quantify how or when those challenges may ultimately impact our business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

In addition to regulatory risks, increased advocacy related to ESG issues generally, and on climate change and greenhouse gas emissions in particular, may have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Our investors, customers, and other stakeholders have increased their focus on sustainability and the energy transition. Negative perceptions of the oil and natural gas industry and promotion of alternative energy sources can negatively impact demand for our products and the price of our stock. Additionally, we may suffer reputational harm if we do not adequately identify or manage ESG-related risks or if there are negative perceptions of our response to ESG issues. We may also incur increased costs as a result of our efforts to address ESG issues important to our stakeholders, including providing expanded reporting on ESG issues, which may impact our financial condition or results of operations. The combination of laws, regulations, treaties, negative reputational impact, and societal perceptions of our industry may adversely impact demand for oil and natural gas and demand for our products. Consequently, the price of our stock could be negatively impacted as we navigate the energy transition.

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

We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. An increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. In particular, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long term receivable.

The Company is assessing various provisions contained in the Inflation Reduction Act of 2022 (the “IRA”) including increased production and manufacturing credits as well as the new Corporate Alternative Minimum Tax. The Company does not anticipate that these provisions will materially impact its results from operations or its effective tax rate.

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

In February of 2022, as a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. Among other things, these sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. They also impose restrictions on doing business with certain state-owned Russian customers, certain financial institutions and certain individuals and restrict or prohibit new investments and business activities in Russia. The situation is complicated by actual and potential governmental and legal actions taken by the Russian Federation in response to the sanctions, which could expose our employees to adverse legal consequences in Russia, including potential criminal penalties. Other sanctions have been enacted related to Belarus and Belarussian interests. In response to these sanctions, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus and committed to a plan to sell our business in Russia. The sale is subject to government approval under Russian law. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain government approval. As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $127 million for the year ended December 31, 2022.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owned or leased approximately 554 facilities worldwide as of December 31, 2022, including the following principal manufacturing, service, distribution and administrative facilities:

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Wellbore Technologies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	275,383	28	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	197	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	303,400	42	Owned
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Office	351,377	41	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	34	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	184,492	8	Leased	1/29/2031
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	42	Owned
Houston, Texas	Manufacturing of plastic thread products	158,250	7	Owned

Completion & Production Solutions:
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	284,701	14	Owned*	10/31/2027
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067	38	Owned
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	464,885	30	Owned*	10/19/2031
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	365,872	27	Owned
Houston, Texas	Manufacturing of Wireline and Pressure Performance Equipment, Warehouse and Administrative Offices	383,750	26	Leased	6/30/2041
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	345,000	24	Owned
Qingdau, Shandong, China	Manufacturing of fiber-reinforced tubular products	277,331	25	Leased	10/26/2036
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	222,625	10	Owned
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	130,873	7	Leased	4/30/2026
Kintore, Aberdeenshire, Scotland, UK	Manufacturing & Servicing of Elmar, ASEP and Anson Equipment	198,651	13	Leased	9/3/2037
Dammam, Saudi Arabia	Manufacturing of fiberglass products	213,484	23	Leased	12/7/2036
Mt. Union, Pennsylvania	Manufacturing of fiberglass products	135,000	24	Owned

Rig Technologies:
Houston, Texas	Bammel Facility, Repairs, Service, Aftermarket Parts, Administrative & Sales Offices	608,718	33	Leased	7/31/2028
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964	36	Leased	4/30/2027
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	484,794	51	Owned
New Iberia, Louisiana	Repair, Services and Spares facility	170,000	17	Leased	9/30/2027
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	133,659	4	Leased	1/5/2024
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	39,433	2	Leased	7/14/2036
Al Jubail, Saudi Arabia	Manufacturer and Service of Drilling Rigs and Equipment	668,293	113	Leased	11/17/2050

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	441,029	3	Leased	1/31/2041

*Building owned but land leased.

We own or lease approximately 321 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, 101 service centers that provide inspection and equipment rental and 132 engineering, sales and administration facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of February 3, 2023, there were 1,864 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends declared were $0.05 per share in each quarter of 2022 and $0.05 per share in the fourth quarter of 2021, aggregating $78 million and $20 million for the years ended December 31, 2022 and 2021, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. The total shareholder return assumes $100 invested on December 31, 2017 in NOV Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

	12/17	12/18	12/19	12/20	12/21	12/22
NOV Inc.	100.00	71.73	70.52	38.88	38.52	59.99
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Oil & Gas Equipment & Services Index	100.00	58.53	64.70	41.26	52.64	86.75
PHLX Oil Service Index	100.00	54.78	54.48	31.56	38.10	61.53
S&P Oil & Gas Equipment Index	100.00	52.98	48.40	27.40	30.75	49.98

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2022	2,196	$18.51	—	—
November 1 through November 30, 2022	—	—	—	—
December 1 through December 31, 2022	217	22.55	—	—

Total (1)	2,413	18.88	—

(1)
The shares listed as “purchased” during the fourth quarter of 2022 were withheld from employee’s vested restricted stock grants, as required for income taxes, and retired. The shares were not part of a publicly announced program to purchase common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 554 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling, well servicing and offshore construction equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing and high-pressure fiberglass and composite tubing and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. More recently, by applying its deep knowledge in technology, the Company has helped advance the transition toward sustainable energy. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements to conform with the 2022 presentation. The Company discloses Adjusted EBITDA (defined as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items (as defined below under “Executive Summary”)) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind, solar and geothermal energy products. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2022 v	2022 v
	2022*	2021*	2020*	2021	2020
Active Drilling Rigs:
U.S.	721	475	436	51.8%	65.4%
Canada	175	132	90	32.6%	94.4%
International	851	755	825	12.7%	3.2%
Worldwide	1,747	1,362	1,351	28.3%	29.3%
West Texas Intermediate Crude Prices (per barrel)	$94.81	$67.99	$39.33	39.4%	141.1%
Natural Gas Prices ($/mmbtu)	$6.38	$3.88	$2.01	64.4%	217.4%

* Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2022 on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	4Q20	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22
Total Rigs	1,064	1,234	1,258	1,420	1,538	1,654	1,644	1,817	1,872
Canada	89	144	73	151	161	198	114	199	190
US	311	393	451	497	559	633	715	761	775
International	664	697	734	772	818	823	815	857	907
W. TX Int. ($)	$42.46	$57.80	$66.09	$70.62	$77.45	$94.54	$108.72	$93.18	$82.79

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price, Natural Gas Price: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $94.81 in 2022, an increase of 39% over the average price for 2021 of $67.99 per barrel. The average natural gas price in 2022 was $6.38 per mmbtu, an increase of 64% percent compared to the 2021 average of $3.88 per mmbtu. Average rig activity worldwide increased 28% percent for the full year in 2022 compared to 2021. The average crude oil price for the fourth quarter of 2022 was $82.79 per barrel, and natural gas was $5.51 per mmbtu.

At February 3, 2023, there were 1,008 rigs actively drilling in North America, compared to the fourth quarter average of 965 rigs, an increase of 4 percent. The price for West Texas Intermediate Crude Oil was $73.39 per barrel at February 3, 2023, a decrease of 11 percent from the fourth quarter of 2022 average. The price for natural gas was $2.41 per mmbtu at February 3, 2023, a decrease of 56 percent from the fourth quarter of 2022 average.

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

EXECUTIVE SUMMARY

NOV Inc. generated revenue of $7.24 billion in 2022, which was higher than the prior year due to higher industry activity as a result of higher oil and gas prices. The average 2022 worldwide rig count (as measured by Baker Hughes) increased significantly when compared to 2021.

For the year ended December 31, 2022, the Company reported an operating profit of $264 million compared to an operating loss of $134 million in 2021, and net income attributable to the Company of $155 million, or $0.39 per fully diluted share compared to a net loss of $250 million or $0.65 per share during 2021.

For the fourth quarter ended December 31, 2022, revenue was $2.07 billion, a $184 million or 10 percent increase compared to the third quarter of 2022. The Company reported net income of $104 million, or $0.26 per fully diluted share, an improvement of $72 million, or $0.18 per fully diluted share, from the third quarter of 2022. Compared to the fourth quarter of 2021, revenue increased $556 million or 37 percent, and net income improved $144 million.

During the fourth quarter of 2022, third quarter of 2022, and fourth quarter of 2021, pre-tax other items: goodwill, intangible and long-lived asset impairment charges, inventory charges, severance accruals, and other charges and credits (collectively “Other Items”), were $(8) million, $63 million, and $8 million, respectively. Excluding the Other Items from all periods, fourth quarter 2022 Adjusted EBITDA was $231 million, compared to $195 million in the third quarter of 2022 and $69 million in the fourth quarter of 2021.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $762 million in the fourth quarter of 2022, an increase of three percent from the third quarter of 2022 and an increase of 32 percent from the fourth quarter of 2021. Operating profit was $110 million, or 14.4 percent of sales, and included $1 million in credits in Other Items. Adjusted EBITDA increased $1 million sequentially and $58 million from the prior year to $146 million, or 19.2 percent of sales. Accelerating demand in international markets was partially offset by lingering supply chain disruptions, which delayed product deliveries.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $738 million in the fourth quarter of 2022, an increase of eight percent from the third quarter of 2022 and an increase of 34 percent from the fourth quarter of 2021. Operating profit was $50 million, or 6.8 percent of sales. Adjusted EBITDA increased $10 million sequentially and $64 million from the prior year to $66 million, or 8.9 percent of sales. Growing demand for completion equipment and greater progress on the segment’s growing backlog of offshore projects drove improved results.

New orders booked improved 13 percent sequentially to $557 million, representing a book-to-bill of 118 percent when compared to the $472 million of orders shipped from backlog. As of December 31, 2022, backlog for capital equipment orders for Completion & Production Solutions was $1.60 billion, an increase of 8 percent from the third quarter of 2022 and an increase of 24 percent from the fourth quarter of 2021.

Rig Technologies

Rig Technologies generated revenues of $620 million in the fourth quarter of 2022, an increase of 21 percent from the third quarter of 2022 and an increase of 44 percent from the fourth quarter of 2021. Operating profit was $80 million, or 12.9 percent of sales, and included a credit of $11 million from Other Items. Adjusted EBITDA increased $36 million sequentially and $67 million from the prior year to $88 million, or 14.2 percent of sales. Strong demand for aftermarket parts and services combined with improving global supply chains, and an increase in capital equipment deliveries drove the improved results.

New capital equipment orders booked during the quarter totaled $254 million, representing a book-to-bill of 99 percent when compared to the $257 million of orders shipped from backlog. At December 31, 2022, backlog for capital equipment orders for Rig Technologies was $2.79 billion, an increase of $26 million, or 1 percent, from backlog of $2.77 billion at December 31, 2021.

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

During 2021, greater availability of COVID-19 vaccines resulted in the gradual reopening of economies around the world. Pent-up consumer and industrial demand combined with government economic stimulus programs amplified the global recovery, improving economic activity, and driving higher demand for oil and gas. Oil and gas drilling activity levels began to increase in every major region of the world during 2021, reflecting this growing demand. In early 2022, the war in Ukraine roiled energy markets, driving commodity prices to their highest levels in nearly a decade, and forcing many countries to reconsider their sources of energy supplies and the importance of energy security.

Despite a recent pullback in commodity prices, tightening government fiscal policies, concerns regarding a global recession, ongoing global supply chain disruptions and rising inflationary costs, management believes the industry is in the early stages of an extended recovery. Diminished global oil and gas inventories and productive capacity resulting from underinvestment in the industry over the last seven years, along with rising energy security risks, and higher commodity prices should continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including technologies to reduce environmental impact of oil and gas operations, and technologies to accelerate the energy transition that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position in all market conditions.

Results of Operations

The following table summarizes the Company’s revenue and operating profit (loss) by operating segment (in millions):

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue:
Wellbore Technologies	$2,777	$1,959	$1,867	41.8%	4.9%
Completion & Production Solutions	2,588	1,963	2,433	31.8%	(19.3)%
Rig Technologies	2,034	1,739	1,919	17.0%	(9.4)%
Eliminations	(162)	(137)	(129)	(18.2)%	(6.2)%
Total Revenue	$7,237	$5,524	$6,090	31.0%	(9.3)%
Operating Profit (Loss):
Wellbore Technologies	$304	$74	$(858)	310.8%	108.6%
Completion & Production Solutions	69	(65)	(977)	206.2%	93.3%
Rig Technologies	144	43	(362)	234.9%	111.9%
Eliminations and corporate costs	(253)	(186)	(228)	(36.0)%	18.4%
Total Operating Profit (Loss)	$264	$(134)	$(2,425)	297.0%	94.5%
Operating Profit (Loss)%:
Wellbore Technologies	10.9%	3.8%	(46.0)%
Completion & Production Solutions	2.7%	(3.3)%	(40.2)%
Rig Technologies	7.1%	2.5%	(18.9)%
Total Operating Profit (Loss) %	3.6%	(2.4)%	(39.8)%

Years Ended December 31, 2022 and December 31, 2021

Wellbore Technologies

Revenue from Wellbore Technologies for the year ended December 31, 2022 was $2,777 million, an increase of $818 million, or 42%, compared to the year ended December 31, 2021.

Operating profit from Wellbore Technologies was $304 million for the year ended December 31, 2022, an increase of $230 million compared to the year ended December 31, 2021. Operating profit percentage for 2022 was 10.9 percent compared to an operating profit percentage of 3.8 percent in 2021.

Included in operating profit are Other Items related to Russia impairment and other charges. Other Items included in operating profit for Wellbore Technologies were $60 million for the year ended December 31, 2022 and $31 million for the year ended December 31, 2021.

Completion & Production Solutions

Revenue from Completion & Production Solutions for the year ended December 31, 2022 was $2,588 million, an increase of $625 million, or 32%, compared to the year ended December 31, 2021.

Operating profit from Completion & Production Solutions was $69 million for the year ended December 31, 2022 compared to an operating loss of $65 million for 2021, an improvement of $134 million. Operating profit percentage for 2022 was 2.7 percent compared to operating loss percentage of 3.3 percent in 2021.

Included in operating profit are Other Items related to Russia impairment and other charges, gains on sales of previously reserved inventory, severance costs and other charges and credits. Other items included in operating profit (loss) for Completion & Production Solutions was $36 million for the year ended December 31, 2022 and $1 million for the year ended December 31, 2021.

The Completion & Production Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $1,602 million at December 31, 2022, an increase of $315 million, or 24 percent from backlog of $1,287 million at December 31, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately $1,299 million of revenue out of backlog in 2023 and approximately $303 million of revenue out of backlog in 2024 and thereafter. At December 31, 2022, approximately 56 percent of the capital equipment backlog was for offshore products and approximately 69 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Revenue from Rig Technologies for the year ended December 31, 2022 was $2,034 million, an increase of $295 million, or 17%, compared to the year ended December 31, 2021.

Operating profit from Rig Technologies was $144 million for the year ended December 31, 2022, an improvement of $101 million compared to 2021. Operating profit percentage for 2022 was 7.1 percent compared to 2.5 percent in 2021.

Included in operating profit are Other Items related to Russia impairment and other charges, gains on sales of previously reserved inventory, severance costs and facility closure costs. Other Items included in operating profit for Rig Technologies was $22 million for the year ended December 31, 2021.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,793 million at December 31, 2022, an increase of $26 million, or 1 percent, from backlog of $2,767 million at December 31, 2021. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately $799 million of revenue out of backlog in 2023 and the remaining in 2024 and thereafter. At December 31, 2022, approximately 28 percent of the capital equipment backlog was for offshore products and approximately 95 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $253 million for the year ended December 31, 2022 compared to $186 million for the year ended December 31, 2021. This change is primarily due to an increase in intersegment sales. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other expense, net

Other expense, net was $35 million for the year ended December 31, 2022 compared to $23 million for the year ended December 31, 2021. The increase in expense was primarily due to higher foreign exchange losses for 2022.

Provision for income taxes

The effective tax rate for the year ended December 31, 2022 was 34.9 percent, compared to (6.5) percent for 2021. For the year-ended 2022, the effective tax rate was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to foreign currency translation gains and the utilization of losses and tax credits for prior year tax returns.

For the year ended December 31, 2021 the effective tax rate was negatively impacted by losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.

Results of Operations in 2021 Compared to 2020

Information related to the comparison of our operating results between the years 2021 and 2020 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

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

Other items consist of charges and credits related to (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2022	2021	2022	2022	2021
Other items by category:
Russia Impairment and other charges	$2	$—	$76	$127	$—
Inventory	(10)	(1)	(13)	(35)	(13)
Severance, facility closures and other	—	9	—	22	72
Total other items	$(8)	$8	$63	$114	$59

The following tables set forth the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measures (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2022	2021	2022	2022	2021
Operating profit (loss):
Wellbore Technologies	$110	$50	$74	$304	$74
Completion & Production Solutions	50	(16)	21	69	(65)
Rig Technologies	80	1	22	144	43
Eliminations and corporate costs	(78)	(50)	(62)	(253)	(186)
Total operating profit (loss)	$162	$(15)	$55	$264	$(134)

Other Items, net:
Wellbore Technologies	$(1)	$2	$31	$60	$31
Completion & Production Solutions	—	2	19	36	1
Rig Technologies	(11)	3	13	—	22
Corporate	4	1	—	18	5
Total Other Items	$(8)	$8	$63	$114	$59

(Gain)/Loss on Sales of Fixed Assets
Wellbore Technologies	$—	$(3)	$1	$—	$(1)
Completion & Production Solutions	1	—	—	(3)	(1)
Rig Technologies	—	—	(1)	—	(2)
Corporate	—	4	1	3	2
Total (Gain)/Loss on Sales of Fixed Assets	$1	$1	$1	$—	$(2)

Depreciation & amortization:
Wellbore Technologies	$37	$39	$39	$150	$158
Completion & Production Solutions	15	16	16	62	62
Rig Technologies	19	17	18	73	71
Corporate	5	3	3	16	15
Total depreciation & amortization	$76	$75	$76	$301	$306

Adjusted EBITDA:
Wellbore Technologies	$146	$88	$145	$514	$262
Completion & Production Solutions	66	2	56	164	(3)
Rig Technologies	88	21	52	217	134
Eliminations and corporate costs	(69)	(42)	(58)	(216)	(164)
Total Adjusted EBITDA	$231	$69	$195	$679	$229

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$104	$(40)	$32	$155	$(250)
Noncontrolling interests	(5)	(3)	3	—	5
Provision for income taxes	42	14	29	83	15
Interest expense	21	19	19	78	77
Interest income	(7)	(2)	(6)	(19)	(9)
Equity (income) loss in unconsolidated affiliate	(36)	(1)	(12)	(68)	5
Other (income) expense, net	43	(2)	(10)	35	23
Depreciation and amortization	76	75	76	301	306
(Gain)/Loss on Sales of Fixed Assets	1	1	1	—	(2)
Other Items	(8)	8	63	114	59
Total Adjusted EBITDA	$231	$69	$195	$679	$229

Liquidity and Capital Resources

At December 31, 2022, the Company had cash and cash equivalents of $1,069 million, and total debt of $1,730 million. At December 31, 2021, cash and cash equivalents were $1,591 million and total debt was $1,713 million. As of December 31, 2022, approximately $756 million of the $1,069 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2022, the Company was in compliance with a debt-to-capitalization ratio of 27.7% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2022, the joint venture was in compliance. Upon completion of the facility construction in the fourth quarter of 2022, the Company will not have future borrowings on the line of credit, with repayments beginning December 2022 and final payment no later than June 2032. As of December 31, 2022, the Company has a carrying value of $114 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at December 31, 2022 consisted primarily of $1,090 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $145 million. The Company was in compliance with all covenants at December 31, 2022. Long-term lease liabilities totaled $549 million at December 31, 2022.

The Company had $504 million of outstanding letters of credit at December 31, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(179)	$291	$926
Net cash used in investing activities	(238)	(196)	(144)
Net cash used in financing activities	(96)	(189)	(259)

Significant uses of cash during 2022

•
Cash flows used in operating activities were $179 million. This included changes in the primary components of our working capital (inventories, contract assets, and accounts payable).
•
Capital expenditures were $214 million.
•
Business acquisitions, net of cash acquired, were $49 million.
•
Payments of $78 million in dividends to our shareholders.

Other

The effect of the change in exchange rates on cash was a decrease of $9 million, $7 million, and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, the Company had $62 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 15 to the Consolidated Financial Statements.

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

It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $37 million for the year ended December 31, 2022 primarily due to change orders.

Goodwill

The Company has approximately $1.5 billion of goodwill as of December 31, 2022. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

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

During 2022, 2021, and 2020 we recorded inventory provision charges (credits) to inventory reserves of $(18) million, $73 million, and $367 million, respectively, consisting primarily of obsolete and surplus inventories. At December 31, 2022 and 2021, inventory reserves totaled $378 and $444 million, or 17.3% and 25.0% of gross inventory, respectively.

The Company has continued to invest in developing and advancing products and technologies, contributing to the obsolescence of certain older products in a dramatically-shifted and more highly competitive recovering market, but also ensuring that the portfolio of products and services offered by the Company will meet customer needs in 2022 and beyond.

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

The Company’s annual tax provision is based on taxable income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgement and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries. In 2022, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable.

The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax charges and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in ASC Topic 740 “Income Taxes” (“ASC Topic 740”). However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2022, 2021 and 2020, the Company reported foreign currency losses of $25 million, $16 million and $2 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $340 million and translation exposures totaling $325 million as of December 31, 2022. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $27 million and the translational exposures could affect Other Comprehensive Income by $33 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At December 31, 2022, borrowings consisted of $1,090 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $145 million. There were no outstanding letters of credit issued under the credit facility resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $120 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either LIBOR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2022, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) ('c')
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	21,080,388	$42.46	17,326,010
Equity compensation plans not approved by security holders	—	—	—
Total	21,080,388	$42.46	17,326,010

(1)
Shares could be issued through equity instruments other than stock options, warrants or rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)
Financial Statements

The following financial statements are presented in response to Part II, Item 8:

Page
Consolidated Balance Sheets	52
Consolidated Statements of Income (Loss)	53
Consolidated Statements of Comprehensive Income (Loss)	54
Consolidated Statements of Cash Flows	55
Consolidated Statements of Stockholders’ Equity	56
Notes to Consolidated Financial Statements	57

The report of NOV Inc.’s independent registered public accounting firm (PCAOB ID: 42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included before the above-referenced reports. Their consent appears in Exhibit 23.1 of this Form 10-K.

(2)
Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	84

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(1)
Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.2) (1)

4.1	Description of Securities (2)

4.2	Indenture, dated November 15, 2012, between National Oilwell Varco, Inc. and U.S. Bank National Association. (Exhibit 4.1) (3)

4.3	Third Supplemental Indenture, dated November 20, 2012, between National Oilwell Varco, Inc. and U.S. Bank National Association. (Exhibit 4.6) (3)

4.4	Fourth Supplemental Indenture, dated November 14, 2019, between National Oilwell Varco, Inc. and Wells Fargo Bank, National Association, as successor trustee. (Exhibit 4.2) (4)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1) (5)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (6)

10.3	NOV Inc. Long-Term Incentive Plan, as amended and restated. (7)*

10.4	Form of Employee Stock Option Agreement. (Exhibit 10.1) (8)

10.5	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (8)

10.6	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (9)

10.7	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (9)

10.8	Form of Performance Award Agreement (Exhibit 10.1) (10)

10.9	Form of Executive Employment Agreement. (Exhibit 10.1) (11)

10.10	Form of Executive Severance Agreement. (Exhibit 10.2) (12)

10.11	Form of Employee Nonqualified Stock Option Grant Agreement (13)

10.12	Form of Restricted Stock Agreement (13)

10.13	Form of Performance Award Agreement (13)

10.14	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (14)

10.15	Form on Restricted Stock Agreement (2019) (14)

10.16	Form of Performance Award Agreement (2019) (14)

10.17	Form of Performance Award Agreement (2020) (15)

10.18	Form of Performance Award Agreement (2021) (16)

10.19	Form of Employee Nonqualified Stock Option Grant Agreement (2022) (17)

Form of Restricted Stock Unit Agreement (2022) (17)

Form of Performance Award Agreement (2022) (17)

10.20	NOV Inc. Retirement Policy for Equity Awards (Exhibit 10.1) (18)

10.21	Form of Non-Employee Director Restricted Stock Unit Agreement (2022) (19)

21.1	Subsidiaries of the Registrant (20)

23.1	Consent of Ernst & Young LLP. (20)

24.1	Power of Attorney. (included on signature page hereto) (20)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (20)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (20)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (20)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 22, 2020.
(2)
Filed as an Exhibit to our Annual Report on Form 10-K filed on February 12, 2021.
(3)
Filed as an Exhibit to our Current Report on Form 8-K filed on November 20, 2012.
(4)
Filed as an Exhibit to our Current Report on Form 8-K filed on November 19, 2019.
(5)
Filed as an Exhibit to our Current Report on Form 8-K filed on June 28, 2017.
(6)
Filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2019.
(7)
Filed as Appendix I to our Proxy Statement filed on April 8, 2022.
(8)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(9)
Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(10)
Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.

(11)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 4, 2020.
(12)
Filed as an Exhibit to our Current Report on Form S-K filed on November 21, 2014.
(13)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(14)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.
(15)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2020.
(16)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2021.
(17)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 22, 2022.
(18)
Filed as an Exhibit to our Current Report on Form 8-K filed on July 12, 2022.
(19)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on July 28, 2022.
(20)
Filed with this Form 10-K.
(21)
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

NOV INC.

Dated: February 14, 2023	By:	/s/ CLAY C. WILLIAMS
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

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 14, 2023

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 14, 2023

/s/ CHRISTY H. NOVAK Christy H. Novak	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2023

/s/ GREG L. ARMSTRONG	Director	February 14, 2023
Greg L. Armstrong

/s/ MARCELA E. DONADIO	Director	February 14, 2023
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 14, 2023
Ben A. Guill

/s/ JAMES T. HACKETT	Director	February 14, 2023
James T. Hackett

/s/ DAVID D. HARRISON	Director	February 14, 2023
David D. Harrison

/s/ ERIC L. MATTSON	Director	February 14, 2023
Eric L. Mattson

/s/ MELODY B. MEYER	Director	February 14, 2023
Melody B. Meyer

/s/ WILLIAM R. THOMAS	Director	February 14, 2023
William R. Thomas

/s/ ROBERT S. WELBORN	Director	February 14, 2023
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams
Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo
Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas

February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NOV Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOV Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 14, 2023, expressed an unqualified opinion thereon.

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

February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOV Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimate of the progress towards completion of its projects, including key controls related to monitoring projected project costs.

To test the Company’s estimate of the progress towards completion of its projects, we performed audit procedures that included, among others, testing the significant assumptions discussed above to develop the estimated cost to complete and testing the completeness and accuracy of the underlying data. To assess management’s estimated costs, we performed audit procedures that included, among others, agreeing the estimates to supporting documentation; conducting interviews with project personnel; attending selected project review meetings; performing observations of select projects to observe progress; and performing lookback analyses to historical actual costs to assess management’s ability to estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1995, but we are unable to determine the specific year.

Houston, Texas

February 14, 2023

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,069	$1,591
Receivables, net	1,739	1,321
Inventories, net	1,813	1,331
Contract assets	685	461
Prepaid and other current assets	187	198
Total current assets	5,493	4,902
Property, plant and equipment, net	1,781	1,823
Lease right-of-use assets, operating	346	361
Lease right-of-use assets, financing	171	176
Goodwill	1,505	1,527
Intangibles, net	490	503
Investment in unconsolidated affiliates	117	50
Other assets	232	208
Total assets	$10,135	$9,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$906	$612
Accrued liabilities	959	778
Contract liabilities	444	392
Current portion of lease liabilities	87	99
Current portion of long-term debt	13	5
Accrued income taxes	28	24
Total current liabilities	2,437	1,910
Long-term debt	1,717	1,708
Lease liabilities	549	576
Deferred income taxes	68	66
Other liabilities	230	226
Total liabilities	5,001	4,486
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 392,832,752 and 392,673,077 shares issued and outstanding at December 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	8,754	8,685
Accumulated other comprehensive loss	(1,593)	(1,546)
Retained earnings	(2,069)	(2,146)
Total Company stockholders' equity	5,096	4,997
Noncontrolling interests	38	67
Total stockholders’ equity	5,134	5,064
Total liabilities and stockholders’ equity	$10,135	$9,550

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Sales	$4,873	$3,769	$4,409
Services	1,482	1,114	1,091
Rental	882	641	590
Total	7,237	5,524	6,090
Cost of revenue
Sales	4,146	3,369	4,313
Services	1,186	951	929
Rental	571	430	414
Total	5,903	4,750	5,656
Gross profit	1,334	774	434
Selling, general and administrative	1,070	908	968
Goodwill and indefinite-lived intangible asset impairment	—	—	1,378
Long-lived asset impairment	—	—	513
Operating profit (loss)	264	(134)	(2,425)
Interest and financial costs	(78)	(77)	(84)
Interest income	19	9	7
Equity income (loss) in unconsolidated affiliates	68	(5)	(260)
Other income (expense), net	(35)	(23)	(17)
Income (Loss) before income taxes	238	(230)	(2,779)
Provision (benefit) for income taxes	83	15	(242)
Net income (loss)	155	(245)	(2,537)
Net income (loss) attributable to noncontrolling interests	—	5	5
Net income (loss) attributable to Company	$155	$(250)	$(2,542)
Net income (loss) attributable to Company per share:
Basic	$0.40	$(0.65)	$(6.62)
Diluted	$0.39	$(0.65)	$(6.62)
Cash dividends per share	$0.20	$0.05	$0.05
Weighted average shares outstanding:
Basic	390	386	384
Diluted	394	386	384

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$155	$(245)	$(2,537)
Other comprehensive income (loss):
Currency translation adjustments	(30)	(34)	(78)
Derivative financial instruments, net of tax	(11)	(12)	23
Change in defined benefit plans, net of tax	(6)	9	(31)
Comprehensive income (loss)	108	(282)	(2,623)
Net income (loss) attributable to noncontrolling interests	-	5	5
Comprehensive income (loss) attributable to Company	$108	$(287)	$(2,628)

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$155	$(245)	$(2,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	301	306	352
Russia/Belarus Impairment and loss on assets held for sale	127	—	—
Deferred income taxes	(2)	11	(65)
Stock-based compensation	67	78	105
Loss on extinguishment of debt	—	7	8
Equity (income) loss in unconsolidated affiliates	(68)	5	260
Goodwill and indefinite-lived intangible asset impairment	—	—	1,378
Long-lived asset impairment	—	—	513
Provision for inventory losses	(18)	73	367
Other, net	18	16	16
Change in operating assets and liabilities, net of acquisitions:
Receivables	(440)	(52)	574
Inventories	(480)	17	429
Contract assets	(220)	150	30
Prepaid and other current assets	6	28	22
Accounts payable	289	118	(226)
Accrued liabilities	101	(97)	(110)
Contract liabilities	52	27	(74)
Income taxes payable	5	(28)	9
Other assets/liabilities, net	(72)	(123)	(125)
Net cash provided by (used in) operating activities	(179)	291	926
Cash flows from investing activities:
Purchases of property, plant and equipment	(214)	(201)	(226)
Business acquisitions, net of cash acquired	(49)	(52)	(14)
Other, net	25	57	96
Net cash used in investing activities	(238)	(196)	(144)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	20	60	36
Payments against lines of credit and other debt	(4)	(183)	(217)
Financing leases	(24)	(26)	(31)
Cash dividends paid	(78)	(20)	(19)
Debt issuance and extinguishment costs	—	(7)	(8)
Other	(10)	(13)	(20)
Net cash used in financing activities	(96)	(189)	(259)
Effect of exchange rates on cash	(9)	(7)	(2)
Increase (decrease) in cash and cash equivalents	(522)	(101)	521
Cash and cash equivalents, beginning of period	1,591	1,692	1,171
Cash and cash equivalents, end of period	$1,069	$1,591	$1,692
Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$75	$76	$83
Income taxes	$117	$(78)	$(9)

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2019	386	$4	$8,507	$(1,423)	$690	$7,778	$68	$7,846
Net loss	—	—	—	—	(2,542)	(2,542)	5	(2,537)
Other comprehensive loss	—	—	—	(86)	—	(86)	—	(86)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Adoption of new accounting standards	—	—	—	—	(5)	(5)	—	(5)
Stock-based compensation	2	—	104	—	—	104	—	104
Withholding taxes	—	—	(20)	—	—	(20)	—	(20)
Other	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net loss	—	—	—	—	(250)	(250)	5	(245)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	3	—	78	—	—	78	—	78
Stock issued in acquisition	2	—	29	—	—	29	—	29
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net Income	—	—	—	—	155	155	—	155
Other comprehensive loss	—	—	—	(47)	—	(47)	—	(47)
Cash dividends, $0.20 per common share	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	67	—	—	67	—	67
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Purchase of equity in non-controlling interest	—	—	12	—	—	12	(29)	(17)
Other	—	—	2	—	—	2	—	2
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134

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

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of NOV Inc. and its consolidated subsidiaries. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2022 presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

Derivative Financial Instruments

The Company records all derivative financial instruments at their fair value in its Consolidated Balance Sheet. Except for certain non-designated hedges discussed in Note 3 below, all derivative financial instruments that the Company holds are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Such arrangements typically have terms between two and 24 months but may have longer terms depending on the underlying cash flows being hedged, typically related to the projects in our backlog.

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

We recorded charges (credits) to inventory reserves of $(18) million, $73 million, and $367 million for the years ended December 31, 2022, 2021, and 2020, respectively, consisting primarily of obsolete and surplus inventories. At December 31, 2022 and 2021, inventory reserves totaled $378 million and $444 million, or 17.3% and 25.0% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $250 million, $264 million, and $302 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the consolidated financial statements.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The carrying value of assets used in operations that are not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, we consider market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Impairments of plant, property and equipment were $262 million for the year ended December 31, 2020.

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

The Company paid cash of $49 million, $52 million, and $14 million for acquisitions for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company paid $29 million in stock (consisting of 2 million shares) for acquisitions in 2021. These acquisitions did not have a material effect on the Company’s operating results, cash flows or financial position.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. However, certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $25 million, $16 million, and $2 million for the years ending December 31, 2022, 2021 and 2020, respectively, and are included in other income (expense) in the accompanying statement of income (loss).

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

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgement. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $37 million and $38 million for the years ended December 31, 2022 and 2021, respectively, primarily due to change orders.

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

As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,161 million. The Company expects to recognize approximately $1,286 million in revenue for the remaining performance obligations in 2023 and $2,875 million in 2024 and thereafter.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2020	$87
Net provisions for warranties issued during the year	15
Amounts incurred	(24)
Currency translation adjustments	(5)
Balance at December 31, 2021	$73
Net provisions for warranties issued during the year	11
Amounts incurred	(17)
Currency translation adjustments and other	3
Balance at December 31, 2022	$70

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have many geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for credit losses are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis considering current market conditions and trends. This process consists of a review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. As of December 31, 2022, and December 31, 2021, the allowance for credit losses totaled $71 million and $88 million, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to, estimated losses on accounts receivable, estimated costs and related margins of projects accounted for over time, estimated realizable value on excess and obsolete inventory, contingencies, estimated liabilities for litigation and environmental exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of Reporting Units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment and estimates related to deferred tax assets and liabilities, including valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to Company	$155	$(250)	$(2,542)
Denominator:
Basic—weighted average common shares outstanding	390	386	384
Dilutive effect of employee stock options and other unvested stock awards	4	—	—
Diluted outstanding shares	394	386	384
Basic income (loss) attributable to Company per share	$0.40	$(0.65)	$(6.62)
Diluted income (loss) attributable to Company per share	$0.39	$(0.65)	$(6.62)
Cash dividends per share	$0.20	$0.05	$0.05

Net income (loss) attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2022, 2021 and 2020 and therefore not excluded from net income (loss) attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 20 million, 21 million, and 26 million at December 31, 2022, 2021 and 2020, respectively.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” ASU 2021-01 was issued in January 2021 to further clarify the scope of the standard, which applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2022-06 was issued in December 2022, which deferred the sunset date for applying the reference rate reform relief in Topic 848. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Management is currently assessing the impact of adopting ASU 2020-04 on the Company’s financial position, results of operations and cash flows.

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

At December 31, 2022, the Company has determined the fair value of its derivative financial instruments representing assets of $8 million and liabilities of $14 million (currency related derivatives) using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2022, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $6 million.

Forward currency contracts consist of (in millions):

	Currency Denomination
Currency	December 31, 2022		December 31, 2021
South Korean Won	KRW	65,980	KRW	17,600
Norwegian Krone	NOK	2,741	NOK	2,430
U.S. Dollar	USD	655	USD	415
Japanese Yen	JPY	460	JPY	476
Brazilian Real	BRL	291	BRL	—
Mexican Peso	MXN	160	MXN	637
South African Rand	ZAR	149	ZAR	124
Euro	EUR	125	EUR	106
Singapore Dollar	SGD	27	SGD	36
British Pound Sterling	GBP	16	GBP	14
Danish Krone	DKK	13	DKK	7
Canadian Dollar	CAD	2	CAD	—
Russian Ruble	RUB	—	RUB	1,128

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

The Company does not expect a material amount to be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was $(18) million, $(9) million and $(3) million for the years ended 2022, 2021 and 2020, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Fair Values of Derivative Instruments (In millions)
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2022	2021	Location	2022	2021
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$3	$11	Accrued liabilities	$3	$2
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	1	—
Total derivatives designated as hedging instruments under ASC Topic 815		$3	$11		$4	$2
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$5	$7	Accrued liabilities	$10	$6
Total derivatives		$8	$18		$14	$8

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2022	2021
Raw materials and supplies	$479	$350
Work in process	308	218
Finished goods and purchased products	1,404	1,207
	2,191	1,775
Less: Inventory reserve	(378)	(444)
Total	$1,813	$1,331

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2022	2021
Land		$176	$174
Buildings and improvements	5-35 Years	1,251	1,309
Operating equipment	2-20 Years	2,683	2,678
Rental equipment	2-15 Years	798	794
		4,908	4,955
Less: Accumulated Depreciation		(3,127)	(3,132)
		$1,781	$1,823

6. Goodwill and Intangible Assets

Goodwill and Other Indefinite-Lived Intangible Assets

The Company has approximately $1.5 billion of goodwill and $490 million of identified intangible assets at December 31, 2022.

Goodwill is identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total

Balance at December 31, 2020	308	473	712	1,493
Goodwill acquired during period	34	—	—	34
Balance at December 31, 2021	$342	$473	$712	$1,527
Goodwill acquired during period	3	7	—	10
Adjustment during the measurement period of assets acquired	(32)	—	—	(32)
Balance at December 31, 2022 (1)	$313	$480	$712	$1,505

(1)
Accumulated goodwill impairment was $7,261 million as of December 31, 2022.

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-40 years. Amortization expense of identified intangibles is expected to be approximately $44 million, $39 million, $36 million, $34 million, and $30 million for the next five years.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2020	$253	$47	$227	$527
Additions to intangible assets	22	—	—	22
Amortization	(10)	(5)	(28)	(43)
Currency translation adjustments	(1)	—	(2)	(3)
Balance at December 31, 2021	$264	$42	$197	$503
Additions to intangible assets	3	—	—	3
Adjustment during the measurement period of assets acquired	32	—	—	32
Amortization	(17)	(5)	(29)	(51)
Currency translation adjustments	—	—	3	3
Balance at December 31, 2022	$282	$37	$171	$490

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2021:
Customer relationships	$471	$(323)	$148
Trademarks	174	(122)	52
Patents	145	(59)	86
Indefinite-lived trade names	196	—	196
Other	82	(61)	21
Total identified intangibles	$1,068	$(565)	$503
December 31, 2022:
Customer relationships	$499	$(351)	$148
Trademarks	173	(127)	46
Patents	128	(66)	62
Indefinite-lived trade names	196	—	196
Other	104	(66)	38
Total identified intangibles	$1,100	$(610)	$490

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

The discounted cash flow is based on management’s forecast of operating performance for the reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flow from operations from each reporting unit and its weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan or updated forecast. Cash flows beyond the updated forecasted operating plans are estimated using a terminal value calculation, which incorporates historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

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

During the fourth quarter of 2022, the Company performed its annual impairment test, as described in ASC Topic 350, as of October 1, 2022. Based on the Company’s annual impairment test, the calculated fair values for all of the Company’s reporting units with remaining goodwill were in excess of the respective reporting unit’s carrying value. During the first quarter of 2020, negative market indicators constituted a triggering event and the results of the Company’s test for impairment resulted in the Company recording $1,295 million in impairment charges to goodwill. Additionally, $83 million in charges to indefinite-lived intangible assets were recorded in 2020 for this triggering event.

The goodwill and indefinite-lived intangible impairment during 2020 was a triggering event that indicated that the Company’s long-lived tangible assets and finite-lived intangible assets were also impaired. Impairment testing determined that certain long-lived assets associated with most of the Company’s asset groups were not recoverable. The estimated fair value of these asset groups was below the carrying value and as a result, during the first quarter of 2020, the Company recorded impairment charges of $209 million to customer relationships, patents, trademarks, tradenames, and other finite- lived intangible assets, $262 million to property, plant and equipment, and $42 million for right-of-use assets. Additionally, the Company recorded a $224 million impairment on its equity investment in unconsolidated affiliates.

No impairment of goodwill or indefinite-lived intangible assets was recorded in 2022 or 2021.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2022	2021
Compensation	$329	$209
Vendor costs	168	124
Taxes (non-income)	107	119
Warranty	70	73
Insurance	42	45
Commissions	18	17
Fair value of derivatives	13	8
Interest	7	6
Other	205	177
Total	$959	$778

8. Leases

The Company leases certain facilities and equipment to support its operations around the world. These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent. Renewal options are common in longer term leases; however, it is rare that the Company intends to exercise a lease option at inception due to the cyclical nature of the

Company’s business. Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company sub-leases excess facility space, generally at terms similar to the source lease. The Company reviews new agreements to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as most do not include implicit interest rates. The Company recorded right-of-use asset impairment charges of $42 million for the year ended December 31, 2020.

Components of leases are as follows (in millions):

	December 31,
	2022	2021
Current portion of lease liabilities:
Operating	$67	$76
Financing	20	23
Total	$87	$99

	December 31,
	2022	2021
Long-term portion of lease liability:
Operating	$334	$357
Financing	215	219
Total	$549	$576

Components of lease expense were as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021
Lease cost
Finance lease cost
Amortization of right-of-use assets	$24	$26
Interest on lease liabilities	9	10
Operating lease cost	73	83
Short-term lease cost	90	74
Sub-lease income	(8)	(9)
Total	$188	$184

Supplemental information related to the Company’s leases is as follows (in millions):

	Years Ended
	December 31, 2022	December 31, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$9	$10
Operating cash flows - operating leases	73	83
Financing cash flows - finance leases	24	26
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$57	$37
Finance lease liabilities	19	9

Weighted average remaining lease term at December 31, 2022:
Operating leases	10 years	11 years
Finance leases	17 years	18 years
Weighted average discount rate at December 31, 2022:
Operating leases	4.74%	4.74%
Finance leases	3.95%	3.86%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at December 31, 2022, are payable as follows (in millions):

	Operating	Finance
2023	$85	$30
2024	72	27
2025	60	24
2026	49	20
2027	39	17
Thereafter	197	200
Total lease payments	502	318
Less: Interest	(101)	(83)
Present value of lease liabilities	$401	$235

9. Debt

Debt consists of (in millions):

	December 31,
	2022	2021
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,090	1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	495	494
Other debt	145	129
Total Debt	1,730	1,713
Less current portion	13	5
Long-term debt	$1,717	$1,708

Principal payments of debt for years subsequent to 2022 are as follows (in millions):

2023	13
2024	10
2025	21
2026	29
2027	12
Thereafter	1,661
$1,746

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon LIBOR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2022, the Company was in compliance with a debt-to-capitalization ratio of 27.7% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon LIBOR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2022, the joint venture was in compliance. Upon completion of the facility construction in the fourth quarter of 2022, the Company will not have future borrowings on the line of credit, with repayments beginning December 2022 and final payment no later than June 2032. As of December 31, 2022, the Company has a carrying value of $114 million in borrowings related to this line of credit. The carrying value of debt under the Company's consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at December 31, 2022 included $31 million of funding provided by minority interest partners of NOV consolidated joint ventures, of which $3 million is due in the next twelve months.

The Company had $504 million of outstanding letters of credit at December 31, 2022, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2022 and 2021, the fair value of the Company's unsecured Senior Notes approximated $1,215 million and $1,610 million, respectively. The fair value of the Company's debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At December 31, 2022 and 2021, the carrying value of the Company's unsecured Senior Notes approximated $1,585 million and $1,584 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all our employees. Defined-contribution retirement plans cover most of the U.S. and Canadian employees, and benefits are generally based on employee deferrals and matching on those employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2022, 2021 and 2020, expenses for defined-contribution retirement plans were $67 million, $34 million, and $51 million, respectively, and all funding is current.

In 2021, NOV announced and filed for the defined benefit plan in the United States to be settled. As part of that process, the benefit accrual for the 20 employees represented by a collective bargaining agreement was ended as of November 30, 2021. The plan settlement, which would result in the full settlement of the Company’s obligations, is expected to be completed in early 2023. Plan participants will receive their full accrued benefits from plan assets through annuity contracts with a qualifying third-party annuity provider. Upon settlement, we expect to recognize pre-tax pension settlement charges that will include (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in accumulated other comprehensive loss ($8 million as of December 31, 2022) and (2) any cash contributions to settle the Plan’s obligations ($5 million net projected benefit obligation as of December 31, 2022). The actual amount of the settlement charges and any potential cash contribution will depend on various factors, including interest rates and plan asset returns.

In the third quarter of 2022, the Company offered a new benefit plan providing retiree medical coverage in the United States, and approximately 8,600 employees are eligible for this coverage. In addition, approximately 1,000 U.S. retirees and/or spouses participate in plans that provide post-retirement healthcare and/or life insurance benefits.

Net periodic benefit income (cost) for our Defined Benefit pension plans aggregated $1 million, $3 million, and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2022 and 2021, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2022	2021	2022	2021
Benefit obligation at beginning of year	$594	$641	$34	$43
Service cost	1	1	1	—
Interest cost	9	11	1	1
Actuarial loss (gain)	(135)	(5)	(5)	4
Benefits paid	(62)	(29)	(8)	(14)
Exchange rate loss (gain)	(25)	(12)	—	—
Plan amendments	—	—	27	—
Settlements	—	(13)	—	—
Benefit obligation at end of year	$382	$594	$50	$34

Fair value of plan assets at beginning of year	$571	$584	$—	$—
Actual return	(105)	32	—	—
Benefits paid	(62)	(29)	(8)	(15)
Company contributions	3	4	8	15
Exchange rate gain (loss)	(26)	(7)	—	—
Settlements	—	(13)	—	—
Fair value of plan assets at end of year	$381	$571	$—	$—
Funded status	$(1)	$(23)	$(50)	$(34)

Accumulated benefit obligation at end of year	$381	$592

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

Year Ended December 31,
	2022	2021
Discount rate:
United States plan	4.74% - 5.20%	1.80% - 2.20%
International plans	3.30% - 4.80%	1.00% - 1.90%
Salary increase:
United States plan	N/A	N/A
International plans	2.50% - 3.75%	2.50% - 3.40%

The assumption rates used for net periodic benefit costs are as follows:

Year Ended December 31,
	2022	2021	2020
Discount rate:
United States plan	1.80% - 2.20%	1.20% - 2.40%	2.50% - 3.20%
International plans	1.00% - 1.90%	0.70% - 1.80%	0.00% - 2.30%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50% - 3.40%	1.75% - 2.90%	1.80% - 3.10%
Expected return on assets:
United States plan	1.84%	3.90%	4.80%
International plans	1.00% - 4.00%	0.80% - 3.40%	0.00% - 4.50%

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

The Company expects to pay future benefit amounts on its pension plans of approximately $11 million for each of the next five years and aggregate payments of $114 million.

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2021:
Equity securities	$8	$—	$8	$—
Bonds	372	—	372	—
Other (insurance contracts)	191	—	132	59
Total Fair Value Measurements	$571	$—	$512	$59
December 31, 2022:
Equity securities	$4	$—	$4	$—
Bonds	79	—	79	—
Other (insurance contracts)	298	—	260	38
Total Fair Value Measurements	$381	$—	$343	$38

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgement about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The following table sets forth a summary of changes in the fair value of the plan’s Level 3 assets (in millions):

Level 3 Plan Assets
Balance at December 31, 2020	$66
Actual return on plan assets still held at reporting date	(2)
Purchases, sales and settlements	(1)
Currency translation adjustments	(4)
Balance at December 31, 2021	$59
Actual return on plan assets still held at reporting date	(16)
Purchases, sales and settlements	(1)
Currency translation adjustments	(4)
Balance at December 31, 2022	$38

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2019	$(1,403)	$(4)	$(16)	$(1,423)
Accumulated other comprehensive income (loss) before reclassifications	(78)	4	(30)	(104)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	(1)	18
Balance at December 31, 2020	$(1,481)	$19	$(47)	$(1,509)
Accumulated other comprehensive income (loss) before reclassifications	(34)	(5)	10	(29)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(1)	(8)
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)
Accumulated other comprehensive income (loss) before reclassifications	(30)	(17)	(4)	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	(2)	4
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2022			2021			2020
	Derivative	Employee		Derivative	Employee		Derivative	Employee
	Financial	Benefit		Financial	Benefit		Financial	Benefit
	Instruments	Plans	Total	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$3	$—	$3	$(1)	$—	(1)	$17	$—	$17
Cost of revenue	6	—	6	(8)	—	(8)	6	—	6
Selling, general, and administrative	—	(2)	(2)	—	(1)	(1)	—	(1)	(1)
Tax effect	(3)	—	(3)	2	—	2	(4)	—	(4)
	$6	$(2)	$4	$(7)	$(1)	$(8)	$19	$(1)	$18

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or (loss). The Company recorded other comprehensive loss of $30 million, $34 million and $78 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income (loss) of $(11) million (net of $(3) million tax), $(12) million (net of $2 million tax) and $23 million (net of $5 million tax) for the years ended December 31, 2022, 2021 and 2020.

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

The Company is also a party to claims, threatened and actual litigation, private arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, strict liability, product liability, and other theories of liability. For some of these contingent claims, the Company’s insurance coverage is inapplicable or an exclusion to coverage may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of December 31, 2022, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include all costs expected for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations and enforcement actions, the Company’s actual liabilities incurred may exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company. In 2022, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable.

In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions. From time to time, we are engaged in disputes concerning protection of the Company’s trade secrets and confidential information, patents, and other intellectual property rights. Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and for which it may be difficult to predict the ultimate outcome. At any given time, the Company may be a plaintiff or defendant in disputes involving disputed intellectual property rights. The Company is currently pursuing, and intends to pursue future claims involving revenue recognized for technology related to drill bits. The Company is suing for breach of agreements pursuant to which certain drill bit manufacturers have licensed the Company’s intellectual property. The amount of the Company's claims for outstanding receivables exceeds $30 million dollars, and is likely to increase over time until we achieve resolution of such claims. Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in a material loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

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

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela. In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus and committed to a plan to sell our business in Russia. The sale is subject to government approval under Russian law. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain government approval.

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

Due to market conditions and ongoing concerns about the energy transition, demand for our products and services may decline. Legal restrictions on exploration and production may impede our customer’s ability to do business in certain jurisdictions. The political environment may adversely impact demand for hydrocarbons in different jurisdictions or world wide. The demand for energy may be constrained with adverse consequences for our customers and for the company.

13. Common Stock

NOV has authorized 1 billion shares of $0.01 par value common stock. The Company also has authorized 10 million shares of $0.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $78 million and $20 million for the years ended December 31, 2022 and 2021, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $67 million, $78 million and $105 million for 2022, 2021 and 2020, respectively. The total income tax benefit recognized before consideration of valuation allowance in the consolidated statements of income for all share-based compensation arrangements was $3 million, $2 million and $3 million for 2022, 2021 and 2020, respectively.

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At December 31, 2022, approximately 17.3 million shares remained available for future grants under the NOV Plan.

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

Stock option information summarized below includes amounts for the NOV Plan and the Plan and stock plans of acquired companies. Options outstanding at December 31, 2022 under the stock option plans have exercise prices between $15.00 and $72.66 per share, and expire at various dates from February 16, 2023 to February 16, 2032.

The following summarizes options activity:

	Year Ended December 31,
	2022		2021		2020
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	21,276,961	$42.09	21,005,502	$45.70	21,310,099	$47.68
Granted	1,492,020	16.73	1,669,511	15.00	1,650,262	20.23
Forfeited	(1,574,642)	65.44	(1,398,052)	63.65	(1,954,859)	45.75
Exercised	(113,951)	17.77	—	—	—	—
Shares under option at end of year	21,080,388	$38.68	21,276,961	$42.09	21,005,502	$45.70
Exercisable at end of year	17,988,842	$42.46	18,039,330	$46.27	17,893,434	$49.25

The following summarizes information about stock options outstanding at December 31, 2022:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$15.00 - $30.00	6.42	7,741,072	$21.81	4,649,526	$25.19
$30.01 - $50.00	3.81	6,525,740	36.26	6,525,740	36.26
$50.01 - $72.66	1.47	6,813,576	60.18	6,813,576	60.18
Total	4.01	21,080,388	$38.68	17,988,842	$42.46

The weighted-average fair value of options granted during 2022, 2021 and 2020, was approximately $6.28, $5.75 and $5.83 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during 2022 and 2021 was $1 million and zero, respectively.

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

	Year Ended December 31,
Valuation Assumptions:	2022	2021	2020
Expected volatility	43.6%	43.4%	35.0%
Risk-free interest rate	1.9%	0.6%	1.2%
Expected dividend yield	1.2%	0.0%	1.0%
Expected term (in years)	5.4	5.1	4.8

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

The following summary presents information regarding outstanding options at December 31, 2022 and changes during 2022 with regard to options under all stock option plans:

		Weighted- Average	Weighted Average Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2021	21,276,961	$42.09	4.49	$—
Granted	1,492,020	$16.73
Forfeited	(1,574,642)	$65.44
Exercised	(113,951)	$17.77
Outstanding at December 31, 2022	21,080,388	$38.68	4.01	$—
Exercisable at December 31, 2022	17,988,842	$42.46	3.28	$—

At December 31, 2022, total unrecognized compensation cost related to nonvested stock options was $10 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2022, 2021 and 2020 was approximately $10 million, $12 million and $18 million, respectively. Cash received from option exercises for 2022 was $2 million. Cash received from option exercises in 2021 and 2020 was zero. The actual tax benefit (expense) realized for the tax deductions from option exercises was zero for in 2022, 2021, and 2020.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2022		2021
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,193,934	$28.40	1,234,565	$28.40
Granted	—	—	—	—
Forfeited	(88,828)	28.61	(40,631)	28.32
Exercised	—	—	—	—
Shares under SARs at end of year	1,105,106	$28.39	1,193,934	$28.40
Exercisable at end of year	1,105,106	$28.39	1,186,296	$28.44

The Company recognized no expense in 2022, 2021, or 2020. There was no liability for cash-settled SARs at December 31, 2022.

Restricted Shares

The Company issues restricted stock awards and restricted stock units to officers and key employees in addition to stock options. On February 15, 2022, under the NOV Plan, the Company granted 1,492,020 stock options with a fair value of $6.28 per option and an exercise price of $16.73 per share; 2,877,894 restricted stock units with a fair value of $16.73 per share; and performance share awards (PSAs) to senior management employees with potential payouts varying from zero to 1,188,884 shares. The stock options vest over a three-year period from the grant date. The restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2022 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

On May 24, 2022 the Company granted 76,257 restricted stock units with a fair value of $19.12 per share. The restricted stock units were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

The following summary presents information regarding outstanding restricted shares:

	Year Ended December 31,
	2022		2021		2020
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	6,936,574	$21.32	6,073,963	$31.85	6,274,308	$33.10
Granted	3,509,425	$17.67	3,772,842	$15.03	3,166,402	$19.98
Vested	(2,863,385)	$17.11	(2,672,507)	$15.38	(3,229,624)	$20.09
Forfeited	(394,431)	$26.00	(237,724)	$63.65	(137,123)	$45.75
Nonvested at end of year	7,188,183	$18.30	6,936,574	$21.32	6,073,963	$31.85

At December 31, 2022, there was approximately $66 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada (in millions):

	Year Ended December 31, 2022
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,407	$1,024	$448	$—	$2,879
International	1,306	1,511	1,541	—	4,358
Eliminations	64	53	45	(162)	—
	$2,777	$2,588	$2,034	$(162)	$7,237

Land	$2,066	$1,538	$543	$—	$4,147
Offshore	647	997	1,446	—	3,090
Eliminations	64	53	45	(162)	—
	$2,777	$2,588	$2,034	$(162)	$7,237

	Year Ended December 31, 2021
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$904	$789	$275	$—	$1,968
International	991	1,131	1,434	—	3,556
Eliminations	64	43	30	(137)	—
	$1,959	$1,963	$1,739	$(137)	$5,524

Land	$1,423	$1,250	$390	$—	$3,063
Offshore	472	670	1,319	—	2,461
Eliminations	64	43	30	(137)	—
	$1,959	$1,963	$1,739	$(137)	$5,524

	Year Ended December 31, 2020
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$824	$751	$227	$—	$1,802
International	988	1,639	1,661	—	4,288
Eliminations	55	43	31	(129)	—
	$1,867	$2,433	$1,919	$(129)	$6,090

Land	$1,308	$1,426	$473	$—	$3,207
Offshore	504	964	1,415	—	2,883
Eliminations	55	43	31	(129)	—
	$1,867	$2,433	$1,919	$(129)	$6,090

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2022, 2021, or 2020.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the years ending December 31, 2022, 2021 and 2020.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$461	$392
Provision, net	(1)	—
Billings	(1,062)	1,123
Revenue recognized	1,265	(1,071)
Currency translation adjustments and other	22	—
Balance at December 31, 2022	$685	$444

15. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$113	$(257)	$(2,169)
Foreign	125	27	(610)
	$238	$(230)	$(2,779)

The components of the provision for income taxes consisted of (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(1)	$4	$(279)
State	-	(1)	(4)
Foreign	86	23	106
Total current income tax provision	85	26	(177)
Deferred:
Federal	3	(1)	7
State	—	—	—
Foreign	(5)	(10)	(72)
Total deferred income tax provision	(2)	(11)	(65)
Total income tax provision	$83	$15	$(242)

The difference between the effective tax rate reflected in the provision for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Federal income tax at U.S. statutory rate	$50	$(48)	$(584)
Foreign income tax rate differential	1	(9)	(30)
Goodwill impairment	—	—	271
Reduction of FTC carryforwards	—	—	184
Tax Benefit from CARES Act	—	—	(83)
Change in deferred tax valuation allowance	24	31	(83)
Nondeductible expenses	18	17	44
Foreign dividends, net of foreign tax credits	27	54	28
Change in uncertain tax positions	4	13	20
State income taxes - net of federal benefit	—	(1)	(4)
Income tax credits	(5)	(11)	—
Other	(36)	(31)	(5)
Total income tax provision	$83	$15	$(242)

The effective tax rate for the year ended December 31, 2022 was 34.9%, compared to (6.5%) for 2021. For the year-ended 2022, the effective tax rate was negatively impacted by current year losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to foreign currency translation gains and the utilization of losses and tax credits for prior year tax returns. For the year ended December 31, 2021 the effective tax rate was negatively impacted by losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to utilization of losses and tax credits for prior year tax returns.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Allowances and operating liabilities	$276	$297
Net operating loss carryforwards	324	446
Stock Compensation	51	56
Tax credit carryforwards	292	398
Other	119	135
Valuation allowance	(920)	(1,127)
Total deferred tax assets	142	205
Deferred tax liabilities:
Tax over book depreciation	49	56
Capital leases	73	76
Intangible assets	34	52
Deferred income	16	51
Accrued tax on unremitted earnings	32	33
Other	6	3
Total deferred tax liabilities	210	271
Net deferred tax liability	$68	$66

The valuation allowance decreased by $207 million during 2022. This decrease is comprised of $128 million due to the expiration of foreign tax credit carryforwards in the US, $62 million for the removal of deferred tax assets for operations in Russia and Belarus, $25 million to remove other forfeited NOLs resulting from legal entity mergers and dissolutions, $13 million related to FX and $3 million related to changes in Other Comprehensive Income, partially offset by an increase of $24 million related to current year changes in the carrying value of deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Unrecognized tax benefit at beginning of year	$60	$57	$38
Gross increase for tax positions in prior years	9	8	25
Gross decrease for tax positions in prior years	(1)	(1)	(2)
Cash Settlements	(1)	(1)	(1)
Lapse of statute of limitations	(5)	(3)	(3)
Unrecognized tax benefit at end of year	$62	$60	$57

The balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020 was $62 million, $60 million and $57 million, respectively. Accruals related to prior year domestic and foreign jurisdiction issues resulted in uncertain tax position increases of $9 million in 2022. Resolutions of domestic and foreign jurisdiction audits resulted in a $1 million decrease in uncertain tax provisions for both the years ended December 31, 2022 and 2021.

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a benefit to the effective tax rate. The Company does not anticipate any material change within the next twelve months due to settlements and conclusions of tax examinations. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2022, 2021 and 2020, we recorded income tax expense of $8 million, $8 million and $2 million, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2022 and 2021, the Company had accrued $23 million and $20 million, respectively, of interest and penalty relating to unrecognized tax benefits.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Saudi Arabia, Brazil, China, the United Kingdom, the Netherlands, Denmark, and Mexico. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for tax years ending after 2013 and outside the U.S. for tax years ending after 2017.

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2022 were as follows (in millions):

	Federal	State	Foreign	Total
2023 - 2027 Expiration	$15	$4	$63	$82
2028 - 2042 Expiration	16	425	314	755
Unlimited Expiration	320	—	498	818
Total Net Operating Loss (NOL)	$351	$429	$875	$1,655
Tax Effected NOL	$74	$28	$222	$324

The Company has $273 million of excess foreign tax credits in the United States as of December 31, 2022, of which $144 million, $96 million, $12 million, $11 million, and $10 million will expire in 2027, 2028, 2030, 2031, and 2032 respectively. As of December 31, 2022, the Company has remaining tax-deductible goodwill of $83 million, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 9 years.
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

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or services (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$2,603	$1,760	$1,634
Brazil	495	316	224
Saudi Arabia	488	316	343
Norway	351	365	464
China	296	222	288
Canada	277	207	168
United Kingdom	199	204	222
United Arab Emirates	157	130	221
Singapore	131	143	242
South Korea	88	32	33
Other Countries	2,152	1,829	2,251
Total	$7,237	$5,524	$6,090

The following table presents plant, property and equipment by country based on the location (in millions):

	December 31,
	2022	2021
United States	$883	$898
Saudi Arabia	240	231
Brazil	94	87
United Kingdom	72	84
Denmark	68	72
South Korea	66	60
United Arab Emirates	64	65
Canada	50	59
Mexico	27	28
Singapore	13	14
Russia	-	10
Other Countries	204	215
Total	$1,781	$1,823

Business Segments:

The following table presents selected financial data by business segment (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations and corporate (1)	Total
December 31, 2022
Revenue	$2,777	$2,588	$2,034	$(162)	$7,237
Operating profit (loss)(2)	304	69	144	(253)	264
Capital expenditures	109	59	34	12	214
Depreciation and amortization	150	62	73	16	301
Goodwill	313	480	712	—	1,505
Total assets	2,992	2,748	3,074	1,321	10,135
December 31, 2021
Revenue	$1,959	$1,963	$1,739	$(137)	$5,524
Operating profit (loss)(2)	74	(65)	43	(186)	(134)
Capital expenditures	77	46	74	4	201
Depreciation and amortization	158	62	71	15	306
Goodwill	342	473	712	-	1,527
Total assets	2,670	2,465	2,621	1,794	9,550
December 31, 2020
Revenue	$1,867	$2,433	$1,919	$(129)	$6,090
Operating profit (loss)(2)	(858)	(977)	(362)	(228)	(2,425)
Capital expenditures	87	48	80	11	226
Depreciation and amortization	187	75	77	13	352
Goodwill	308	473	712	—	1,493
Total assets	2,665	2,472	2,923	1,869	9,929

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
(2)
Segment operating profit for 2022 includes charges, net of related credits, for: Russia impairment and other charges (Wellbore Technologies $60 million; Completion & Production Solutions $39 million; and, Rig Technologies $24 million); credits related to gains on sales of previously reserved inventory (Wellbore Technologies zero; Completion & Production Solutions $(8) million; and, Rig Technologies $(27) million); and severance and other restructuring costs (Wellbore Technologies zero; Completion & Production Solutions $5 million; and, Rig Technologies $3 million). Segment operating loss for 2021 includes charges, net of related credits, for: inventory write-downs net of gains on sales of previously reserved inventory (Wellbore Technologies $(2) million; Completion & Production Solutions $(12) million; and, Rig Technologies $1 million); and severance and other restructuring costs (Wellbore Technologies $32 million; Completion & Production Solutions $12 million; and, Rig Technologies $19 million).

17. Impairment and Other Charges

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

As a result of these actions, we recorded $127 million in impairment and other charges for the year ended December 31, 2022, of which $51 million relates to accumulated foreign currency translation adjustment losses for Russia and Belarus. The impairment and other charges are reported in “Cost of revenue” ($76 million for the year ended December 31, 2022) and “Selling, general and administrative” ($51 million for the year ended December 31, 2022) in our Consolidated Statements of Income (Loss). As of December 31, 2022, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and Other Current Assets” and “Accrued Liabilities”, respectively, in our Consolidated Balance Sheet. We expect to complete the sale of our Russian entities within the next 12 months, subject to regulatory approval.

SCHEDULE II

NOV INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2022, 2021 and 2020

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off's and other	Balance end of year
Allowance for credit losses:
2022	$88	$5	$(22)	$71
2021	100	5	(17)	88
2020	132	7	(39)	100
Reserve for excess and obsolete inventories:
2022	$444	$(18)	$(48)	$378
2021	577	73	(206)	444
2020	843	367	(633)	577
Valuation allowance for deferred tax assets:
2022	$1,127	$24	$(231)	$920
2021	1,093	31	3	1,127
2020	1,175	(83)	1	1,093