Form 10-Q
period 2023-03-31
NOV Inc.
filed 2023-04-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of April 14, 2023 the registrant had 393,724,975 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$774	$1,069
Receivables, net	1,776	1,739
Inventories, net	2,036	1,813
Contract assets	637	685
Prepaid and other current assets	199	187
Total current assets	5,422	5,493
Property, plant and equipment, net	1,814	1,781
Lease right-of-use assets, operating	361	346
Lease right-of-use assets, financing	171	171
Goodwill	1,549	1,505
Intangibles, net	477	490
Investment in unconsolidated affiliates	144	117
Other assets	239	232
Total assets	$10,177	$10,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$961	$906
Accrued liabilities	775	959
Contract liabilities	449	444
Current portion of lease liabilities	89	87
Current portion of long-term debt	13	13
Accrued income taxes	21	28
Total current liabilities	2,308	2,437
Long-term debt	1,719	1,717
Lease liabilities	556	549
Deferred income taxes	68	68
Other liabilities	218	230
Total liabilities	4,869	5,001
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 393,727,525 and 392,832,752 shares issued and outstanding at March 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	8,756	8,754
Accumulated other comprehensive loss	(1,554)	(1,593)
Retained deficit	(1,963)	(2,069)
Total Company stockholders' equity	5,243	5,096
Noncontrolling interests	65	38
Total stockholders’ equity	5,308	5,134
Total liabilities and stockholders’ equity	$10,177	$10,135

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$1,962	$1,548
Cost of revenue	1,551	1,334
Gross profit	411	214
Selling, general and administrative	285	235
Operating profit (loss)	126	(21)
Interest and financial costs	(21)	(19)
Interest income	8	1
Equity income in unconsolidated affiliates	48	6
Other expense, net	(16)	(2)
Net income (loss) before income taxes	145	(35)
Provision for income taxes	20	14
Net income (loss)	125	(49)
Net income (loss) attributable to noncontrolling interests	(1)	1
Net income (loss) attributable to Company	$126	$(50)
Net income (loss) attributable to Company per share:
Basic	$0.32	$(0.13)
Diluted	$0.32	$(0.13)
Cash dividends per share	$0.05	$0.05
Weighted average shares outstanding:
Basic	392	387
Diluted	396	387

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$125	$(49)
Currency translation adjustments	39	22
Changes in derivative financial instruments, net of tax	(10)	(8)
Changes in defined benefit plans, net of tax	10	—
Comprehensive income (loss)	164	(35)
Comprehensive income (loss) attributable to noncontrolling interest	(1)	1
Comprehensive income (loss) loss attributable to Company	$165	$(36)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$125	$(49)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	77	74
Provision for inventory losses	4	24
Deferred income taxes	(2)	(3)
Equity income in unconsolidated affiliates	(48)	(6)
Other, net	13	54
Change in operating assets and liabilities, net of acquisitions:
Receivables	(39)	(156)
Inventories	(221)	(133)
Contract assets	48	27
Prepaid and other current assets	(10)	(11)
Accounts payable	53	31
Accrued liabilities	(201)	17
Contract liabilities	(1)	12
Income taxes payable	(7)	4
Other assets/liabilities, net	7	12
Net cash used in operating activities	$(202)	$(103)

Cash flows from investing activities:
Purchases of property, plant and equipment	(57)	(46)
Other	5	(3)
Net cash used in investing activities	$(52)	$(49)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	1	1
Cash dividends paid	(20)	(20)
Financing leases	(6)	(6)
Other	(16)	(11)
Net cash used in financing activities	(41)	(36)
Effect of exchange rates on cash	—	3
Decrease in cash and cash equivalents	(295)	(185)
Cash and cash equivalents, beginning of period	1,069	1,591
Cash and cash equivalents, end of period	$774	$1,406

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$4	$4
Income taxes	$20	$11

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2022	393	4	8,754	(1,593)	(2,069)	5,096	38	$5,134
Net income (loss)	—	—	—	—	126	126	(1)	125
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	3	—	—	3	28	31
Stock-based compensation	—	—	15	—	—	15	—	15
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(17)	—	—	(17)	—	(17)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2023	394	$4	$8,756	$(1,554)	$(1,963)	$5,243	$65	$5,308

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2021	393	4	8,685	(1,546)	(2,146)	4,997	67	$5,064
Net income (loss)	—	—	—	—	(50)	(50)	1	(49)
Other comprehensive loss, net	—	—	—	14	—	14	—	14
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2022	393	$4	$8,690	$(1,532)	$(2,216)	$4,946	$64	$5,010

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1.
Basis of Presentation

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP in the United States for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

2.
Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2023	2022
Raw materials and supplies	$513	$479
Work in process	323	308
Finished goods and purchased products	1,581	1,404
	2,417	2,191
Less: Inventory reserve	(381)	(378)
Total	$2,036	$1,813

3.
Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2023	2022
Compensation	$188	$329
Vendor costs	138	168
Taxes (non-income)	75	107
Warranties	71	70
Insurance	40	42
Interest	24	7
Fair value of derivatives	23	13
Commissions	17	18
Other	199	205
Total	$775	$959

4.
Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)
Accumulated other comprehensive income (loss) before reclassifications	37	(12)	9	34
Amounts reclassified from accumulated other comprehensive income	2	2	1	5
Balance at March 31, 2023	$(1,506)	$(14)	$(34)	$(1,554)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Three Months Ended March 31,
	2023				2022
	Derivative	Currency	Employee		Derivative	Employee
	Financial	Translation	Benefit		Financial	Benefit
	Instruments	Adjustments	Plans	Total	Instruments	Plans	Total
Revenue	$1	$—	$—	$1	$—	$—	$—
Cost of revenue	1	—	—	1	(7)	—	(7)
Other expense	—	2	—	2	—	—	—
Selling, general and administrative	—	—	1	1	—	—	—
Tax effect	—	—	—	—	1	—	1
	$2	$2	$1	$5	$(6)	$—	$(6)

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of $(12) million during the three months ended March 31, 2023; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period were $2 million during the three months ended March 31, 2023.

5.
Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Wellbore Technologies	$745	$608
Completion & Production Solutions	718	530
Rig Technologies	550	441
Eliminations	(51)	(31)
Total revenue	$1,962	$1,548

Operating profit (loss):
Wellbore Technologies	$96	$39
Completion & Production Solutions	44	(22)
Rig Technologies	53	11
Eliminations and corporate costs	(67)	(49)
Total operating profit (loss)	$126	$(21)

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

As a result of these actions, we recorded $41 million in impairment and other charges within costs of revenue in the first quarter of 2022. As of March 31, 2023, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and Other Current Assets” and “Accrued Liabilities”, respectively, in our Consolidated Balance Sheet. We expect to complete the sale of our Russian entities within the next 12 months, subject to regulatory approval.

Total other items included in operating profit for the three months ended March 31, 2023, were a pre-tax credit of $4 million primarily related to gains on sales of previously reserved inventory. Total other items included in operating profit for the three months ended March 31, 2022, were pre-tax charges for severance, facility closures, and other items of $(45) million. Other items in the first quarter of 2022 included impairment and other charges associated with the Company's operations in Russia, Belarus, and Ukraine discussed above.

7.
Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended March 31,
	2023					2022
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$383	$327	$104	$—	$814	$306	$213	$88	$—	$607
International	343	372	433	—	1,148	290	308	343	—	941
Eliminations	19	19	13	(51)	—	12	9	10	(31)	—
	$745	$718	$550	$(51)	$1,962	$608	$530	$441	$(31)	$1,548

Land	$553	$438	$191	$—	$1,182	$434	$322	$123	$—	$879
Offshore	173	261	346	—	780	162	199	308	—	669
Eliminations	19	19	13	(51)	—	12	9	10	(31)	—
	$745	$718	$550	$(51)	$1,962	$608	$530	$441	$(31)	$1,548

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $13 million for the three months ended March 31, 2023 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,224 million. The Company expects to recognize approximately $1,083 million in revenue for the remaining performance obligations in 2023 and $3,141 million in 2024 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$685	$444
Provision	—	—
Billings	(378)	273
Revenue recognized	317	(273)
Currency translation adjustments and other	13	5
Balance at March 31, 2023	$637	$449

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2023, the allowance for credit losses totaled $71 million.

Balance at December 31, 2022	$71
Provision for expected credit losses	9
Recoveries collected	(6)
Other	(3)
Balance at March 31, 2023	$71

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

Components of leases are as follows (in millions):

	March 31,	December 31,
	2023	2022
Current portion of lease liabilities:
Operating	$68	$67
Financing	21	20
Total	$89	$87

	March 31,	December 31,
	2023	2022
Long-term portion of lease liabilities:
Operating	$341	$334
Financing	215	$215
Total	$556	$549

9.
Debt

Debt consists of (in millions):

	March 31,	December 31,
	2023	2022
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,090	$1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	495	495
Other debt	147	145
Total Debt	1,732	1,730
Less current portion	13	13
Long-term debt	$1,719	$1,717

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024 to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2023, the Company was in compliance with a debt-to-capitalization ratio of 27.0% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of March 31, 2023, the Company has a carrying value of $114 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at March 31, 2023 included $32 million of funding provided by minority interest partners of NOV consolidated joint ventures, of which $3 million is due in the next twelve months.

The Company had $464 million of outstanding letters of credit at March 31, 2023, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2023 and December 31, 2022, the fair value of the Company’s unsecured Senior Notes approximated $1,272 million and $1,215 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At March 31, 2023 and December 31, 2022, the carrying value of the Company’s unsecured Senior Notes approximated $1,585 million.

10.
Income Taxes

The effective tax rate for the three months ended March 31, 2023 was 13.8%, compared to (39.3)% for the same period in 2022. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

11.
Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At March 31, 2023, approximately 12.8 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

On February 23, 2023, under the NOV Plan, the Company granted 1,014,002 stock options with a fair value of $9.75 per option and an exercise price of $21.76 per share; 2,228,226 restricted stock units with a fair value of $21.76 per share; and performance share awards (PSAs) to senior management employees with potential payouts varying from zero to 960,478 shares. The stock options vest over a three-year period from the grant date. The restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2023 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

Total expense for all stock-based compensation arrangements was $15 million and $16 million for the three months ended March 31, 2023 and 2022, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements under the NOV Plan for each of the three months ended March 31, 2023 and 2022.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	March 31,		December 31,
Foreign Currency	2023		2022
South Korean Won	KRW	21,765	KRW	65,980
Norwegian Krone	NOK	2,486	NOK	2,741
U.S. Dollar	USD	649	USD	655
Japanese Yen	JPY	460	JPY	460
Brazilian Real	BRL	291	BRL	291
Euro	EUR	107	EUR	125
South African Rand	ZAR	30	ZAR	149
Singapore Dollar	SGD	27	SGD	27
British Pound Sterling	GBP	17	GBP	16
Danish Krone	DKK	15	DKK	13
Canadian Dollar	CAD	2	CAD	2
Mexican Peso	MXN	—	MXN	160

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

The amount of gain (loss) recognized in other income (expense), net was $(5) million for the three months ended March 31, 2023, and $(3) million for the three months ended March 31, 2022, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2023	2022	Location	2023	2022

Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$2	$3	Accrued liabilities	$14	$3
Foreign exchange contracts	Other Assets	—	—	Other liabilities	3	1
Total derivatives designated as hedging instruments under ASC Topic 815		$2	$3		$17	$4
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$3	$5	Accrued liabilities	$9	$10
Total derivatives		$5	$8		$26	$14

13.
Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss) attributable to Company	$126	$(50)
Denominator:
Basic—weighted average common shares outstanding	392	387
Dilutive effect of employee stock options and other unvested stock awards	4	—
Diluted outstanding shares	396	387

Net income (loss) attributable to Company per share:
Basic	$0.32	$(0.13)
Diluted	$0.32	$(0.13)

Cash dividends per share	$0.05	$0.05

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income (loss) attributable to the Company allocated to these participating securities was immaterial for each of the three months ended March 31, 2023 and 2022, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 16 million and 22 million shares for the three months ended March 31, 2023 and 2022, respectively.

14.
Cash Dividends

Cash dividends were $20 million for both the three months ended March 31, 2023 and March 31, 2022. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

15.
Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States these governmental authorities include: the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state environmental agencies and many others. We are unaware of any material liabilities in connection with our compliance with such laws. New laws, investigations, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. The Company maintains insurance that covers claims such as third-party personal injuries or property damage arising from risks associated with the business activities of the Company, such as premises liability, product liability, personal injury, marine risk, property damage, and other such insurable losses. The Company carries substantial insurance to cover insurable risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover any such material risks.

The Company is also a party to claims, threatened and actual litigation, arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, breach of contract, strict liability, product liability, and other theories of liability. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, exclusions to coverage may apply or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of March 31, 2023, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations, enforcement actions, and similar matters, the Company’s actual liabilities incurred may materially exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company. In 2022, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable.

In many instances, the Company’s products and services embody or incorporate trade secrets or patented inventions. From time to time, we are engaged in disputes concerning protection of the Company’s trade secrets and confidential information, patents, and other intellectual property rights. Such disputes frequently involve complex, factual, technical and/or legal issues which result in high costs to adjudicate our rights and for which it may be difficult to predict the ultimate outcome. At any given time, the Company may be a plaintiff or defendant in disputes involving disputed intellectual property rights. The Company is currently pursuing, and intends to pursue future claims involving revenue recognized for technology related to drill bits. The Company is suing for breach of certain license in agreements pursuant to which certain drill bit manufacturers have licensed the Company’s intellectual property. The amount of the Company's claims for outstanding receivables approximates $40 million dollars, and is likely to increase over time until we achieve resolution of such claims. Because of the importance of the Company’s intellectual property to the Company’s performance, an adverse result in such disputes could result in a material loss of revenue from royalties or a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

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

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, fines, penalties, increased costs, the need for renegotiation of agreements, and other business disruptions. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela. In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus and committed to a plan to sell our business in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain the required government approvals.

Lingering supply chain disruptions arising from the COVID-19 pandemic continue to adversely impact normal economic and manufacturing related activities. The Company’s ability to manufacture equipment and perform services could be impaired from such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to materials shortages, inflationary pressures, and limited manpower. While the overall situation related to COVID-19 has improved, the Company continues to see operational delays resulting from the limited availability of materials and work force, the lack of predictability around vendor delivery dates and other operational disruptions. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from other pandemic related labor impacts and COVID-19 regulations. The combined impact of supply chain and labor market disruptions along with the inflationary impacts of pandemic monetary and regulatory policies could have material adverse impacts on our financial results.

Disputes may arise regarding application of force majeure contract provisions and allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially, adversely impact our financial performance and results. These potential operational and service delays could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

Due to market conditions and ongoing concerns about the energy transition, demand for our products and services may decline. Legal restrictions on exploration and production may impede our customer’s ability to do business in certain jurisdictions. The political environment may adversely impact demand for hydrocarbons in different jurisdictions or globally. The demand for energy may be constrained with adverse consequences for our customers and for the company.

16.
New Accounting Pronouncements

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” Topic 848, as amended, applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. During the first quarter of 2023, the Company adopted the optional relief guidance provided under Topic 848 after modifying certain debt and derivative instruments to update the reference rate from LIBOR to SOFR. The adoption of this optional relief did not have a material impact on the consolidated financial statements. The Company is currently assessing the impact of other optional elections allowed under Topic 848 and their impact on the company’s financial position, results of operations and cash flows.

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

The segment designs, manufactures, and integrates technologies for well completions, oil and gas production, and industrial markets. This includes equipment and technologies needed for hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; cementing products for pumping, mixing, transport, and storage; onshore production, including fluid processing, composite pipe, surface transfer and progressive cavity pumps, and artificial lift systems; and offshore production, including integrated production systems and subsea production technologies.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2022, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts; inventory reserves; impairment of goodwill and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2023, the Company generated revenues of $1.96 billion, a decrease of 5 percent compared to the fourth quarter of 2022 and an increase of 27 percent compared to the first quarter of 2022. Net income for the first quarter of 2023 was $126 million, or 6.4 percent of sales, which included $4 million of credits in Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) decreased sequentially to $195 million, or 9.9 percent of sales.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $745 million in the first quarter of 2023, a decrease of 2 percent from the fourth quarter of 2022 and an increase of 23 percent from the first quarter of 2022. Operating profit was $96 million, or 12.9 percent of sales. Adjusted EBITDA decreased $13 million sequentially and increased $32 million from the prior year to $133 million, or 17.9 percent of sales. Results were negatively impacted during the quarter by continued supply chain challenges that disrupted the Segment’s drill pipe operations.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $718 million in the first quarter of 2023, a decrease of 3 percent from the fourth quarter of 2022 and an increase of 35 percent from the first quarter of 2022. Operating profit was $44 million, or 6.1 percent of sales, and included a credit of $1 million in Other Items. Adjusted EBITDA decreased $12 million sequentially and increased $44 million from the prior year to $54 million, or 7.5 percent of sales. Results reflect typical seasonal declines in certain product lines and markets, partially offset by an improving rate of execution on projects, which contributed to a 37% increase in revenue out of backlog compared to the first quarter of 2022.

New orders booked during the quarter totaled $407 million, representing a book-to-bill of 96 percent when compared to the $422 million of orders shipped from backlog. As of March 31, 2023, backlog for capital equipment orders for Completion & Production Solutions was $1,601 million, a decrease of $1 million from the fourth quarter of 2022 and an increase of $237 million from the first quarter of 2022.

Rig Technologies

Rig Technologies generated revenues of $550 million in the first quarter of 2023, a decrease of 11 percent from the fourth quarter of 2022, and an increase of 25 percent from the first quarter of 2022. Operating profit was $53 million, or 9.6 percent of sales, and included a credit of $3 million of Other Items. Adjusted EBITDA decreased $19 million sequentially and increased $33 million from the prior year to $69 million, or 12.5 percent of sales. Steadily improving demand for drilling equipment and aftermarket parts and services only partially offset the effect of strong capital equipment shipments in the fourth quarter that did not repeat and seasonal declines in the Segment’s aftermarket operations.

New orders booked during the quarter totaled $251 million, representing a book-to-bill of 140 percent when compared to the $179 million of orders shipped from backlog. As of March 31, 2023, backlog for capital equipment orders for Rig Technologies was $2,876 million, an increase of $83 million from the fourth quarter of 2022 and a decrease of $17 million from the first quarter of 2022.

Oil & Gas Equipment and Services Market and Outlook

Despite the recent volatility in commodity prices, management believes the industry is in the early stages of an extended recovery that began in 2021 with the gradual reopening of global economies following the COVID-19 pandemic. Improving economic activity, driven by pent-up consumer and industrial demand combined with government economic stimulus drove higher consumption of commodities, pulled significant volumes of oil and gas out of global inventories, and exposed diminished productive capacity resulting from years of underinvestment in the oil and gas industry.

Tightening of government fiscal policies, concerns regarding a global recession, ongoing global supply chain disruptions, and rising inflationary costs may drive volatility and could pressure commodity prices near-term; however, management believes diminished global oil and gas production capacity, along with rising energy security risks will continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the first quarter of 2023 and 2022, and the fourth quarter of 2022 include the following:

				%	%
				1Q23	1Q23
	1Q23*	1Q22*	4Q22*	1Q22	4Q22
Active Drilling Rigs:
U.S.	761	633	775	20.2%	(1.8)%
Canada	223	198	190	12.6%	17.4%
International	915	823	907	11.2%	0.9%
Worldwide	1,899	1,654	1,872	14.8%	1.4%

West Texas Intermediate Crude Prices (per barrel)	$76.08	$94.54	$82.79	(19.5)%	(8.1)%

Natural Gas Prices ($/mmbtu)	$2.65	$4.62	$5.51	(42.6)%	(51.9)%

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2023, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	1Q21	2Q21	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23
Total Rigs	1,234	1,258	1,420	1,538	1,654	1,644	1,817	1,872	1,899
Canada	144	73	151	161	198	114	199	190	223
US	393	451	497	559	633	715	761	775	761
International	697	734	772	818	823	815	857	907	915
W. TX Int. ($)	$57.80	$66.09	$70.62	$77.45	$94.54	$108.72	$93.18	$82.79	$76.08

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

The worldwide quarterly average rig count increased 1 percent (from 1,872 to 1,899), and the U.S. decreased 2 percent (from 775 to 761), in the first quarter of 2023 compared to the fourth quarter of 2022. The average per barrel price of West Texas Intermediate Crude Oil decreased 8 percent (from $82.79 per barrel to $76.08 per barrel) and natural gas prices decreased 52 percent (from $5.51 per mmbtu to $2.65 per mmbtu) in the first quarter of 2023 compared to the fourth quarter of 2022.

At April 14, 2023, there were 859 rigs actively drilling in North America, which decreased 13 percent from the first quarter average of 984 rigs. The price for West Texas Intermediate Crude Oil was $82.52 per barrel at April 14, 2023, an increase of 8 percent from the first quarter of 2023 average. The price for natural gas was $2.11 per mmbtu at April 14, 2023, a decrease of 20 percent from the first quarter of 2023 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Wellbore Technologies	$745	$608
Completion & Production Solutions	718	530
Rig Technologies	550	441
Eliminations	(51)	(31)
Total revenue	$1,962	$1,548

Operating profit (loss):
Wellbore Technologies	$96	$39
Completion & Production Solutions	44	(22)
Rig Technologies	53	11
Eliminations and corporate costs	(67)	(49)
Total operating profit (loss)	$126	$(21)

Wellbore Technologies

Three months ended March 31, 2023 and 2022. Revenue from Wellbore Technologies was $745 million for the three months ended March 31, 2023, compared to $608 million for the three months ended March 31, 2022, an increase of $137 million or 23 percent.

Operating profit from Wellbore Technologies was $96 million for the three months ended March 31, 2023 compared to an operating profit of $39 million for the three months ended March 31, 2022, an increase of $57 million.

Completion & Production Solutions

Three months ended March 31, 2023 and 2022. Revenue from Completion & Production Solutions was $718 million for the three months ended March 31, 2023, compared to $530 million for the three months ended March 31, 2022, an increase of $188 million or 35 percent.

Operating profit from Completion & Production Solutions was $44 million for the three months ended March 31, 2023 compared to an operating loss of $22 million for the three months ended March 31, 2022, an increase of $66 million.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1,601 million at March 31, 2023, an increase of $237 million from backlog of $1,364 million at March 31, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 72 percent of backlog to become revenue during the rest of 2023 and the remainder thereafter. At March 31, 2023, approximately 56 percent of the capital equipment backlog was for offshore products and approximately 71 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three months ended March 31, 2023 and 2022. Revenue from Rig Technologies was $550 million for the three months ended March 31, 2023, compared to $441 million for the three months ended March 31, 2022, an increase of $109 million or 25 percent.

Operating profit from Rig Technologies was $53 million for the three months ended March 31, 2023 compared to $11 million for the three months ended March 31, 2022, an increase of $42 million.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,876 million at March 31, 2023, a decrease of $17 million from backlog of $2,893 million at March 31, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 24 percent of backlog to become revenue during the rest of 2023 and the remainder thereafter. At March 31, 2023, approximately 31 percent of the capital equipment backlog was for offshore products and approximately 96 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $67 million for the three months ended March 31, 2023, compared to $49 million for the three months ended March 31, 2022. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other expense, net

Other expense, net was $16 million for the three months ended March 31, 2023, compared to $2 million for the three months ended March 31, 2022, respectively. The change in income was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2023 was 13.8%, compared to (39.3)% for the same period in 2022. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2023	2022	2022
Operating profit (loss):
Wellbore Technologies	$96	$39	$110
Completion & Production Solutions	44	(22)	50
Rig Technologies	53	11	80
Eliminations and corporate costs	(67)	(49)	(78)
Total operating profit (loss)	$126	$(21)	$162

Other items, net:
Wellbore Technologies	$—	$23	$(1)
Completion & Production Solutions	(1)	16	—
Rig Technologies	(3)	6	(11)
Corporate	—	—	4
Total other items	$(4)	$45	$(8)

(Gain)/Loss on Sales of Fixed Assets:
Wellbore Technologies	$—	$2	$—
Completion & Production Solutions	(5)	—	1
Rig Technologies	—	1	—
Corporate	1	2	—
Total (gain)/loss on sales of fixed assets	$(4)	$5	$1

Depreciation & amortization:
Wellbore Technologies	$37	$37	$37
Completion & Production Solutions	16	16	15
Rig Technologies	19	18	19
Corporate	5	3	5
Total depreciation & amortization	$77	$74	$76

Adjusted EBITDA:
Wellbore Technologies	$133	$101	$146
Completion & Production Solutions	54	10	66
Rig Technologies	69	36	88
Eliminations and corporate costs	(61)	(44)	(69)
Total Adjusted EBITDA	$195	$103	$231

Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$126	$(50)	$104
Noncontrolling interests	(1)	1	(5)
Provision for income taxes	20	14	42
Interest expense	21	19	21
Interest income	(8)	(1)	(7)
Equity income in unconsolidated affiliates	(48)	(6)	(36)
Other expense, net	16	2	43
(Gain)/Loss on Sales of Fixed Assets	(4)	5	1
Depreciation and amortization	77	74	76
Other items, net	(4)	45	(8)
Total Adjusted EBITDA	$195	$103	$231

Liquidity and Capital Resources

Overview

At March 31, 2023, the Company had cash and cash equivalents of $774 million and total debt of $1,732 million. At December 31, 2022, cash and cash equivalents were $1,069 million and total debt was $1,730 million. As of March 31, 2023, approximately $611 million of the $774 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon SOFR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2023, the Company was in compliance with a debt-to-capitalization ratio of 27.0% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, the Company will not have future borrowings on the line of credit, with repayments beginning December 2022 and final payment no later than June 2032. As of March 31, 2023, the Company had $114 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at March 31, 2023 consisted primarily of $1,090 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $147 million. The Company was in compliance with all covenants at March 31, 2023. Long-term lease liabilities totaled $556 million at March 31, 2023.

The Company had $464 million of outstanding letters of credit at March 31, 2023, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash used in continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(202)	$(103)
Net cash used in investing activities	(52)	(49)
Net cash used in financing activities	(41)	(36)

Significant uses of cash during the first three months of 2023

•
Cash flows used in operating activities were $202 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $57 million.
•
We paid $20 million in dividends to shareholders.

Other

The effect of the change in exchange rates on cash flows was immaterial for the first three months of 2023, and an increase of $3 million for the first three months of 2022.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “plan,” “will,” “expect,” “anticipate,” “estimate,” “should,” “forecast,” and similar words, although some forward-looking statements are expressed differently. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity, including matters related to recent Russian sanctions. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year-end December 31, 2022, as updated in Part II, Item 1A of our Quarterly Reports on Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements, and additional disclosures we make in our press releases and Forms 10-Q, and 8-K. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $9 million in the first three months of 2023, compared to a $1 million foreign exchange loss in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $370 million and translation exposures totaling $372 million as of March 31, 2023. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $29 million and the translational exposures could affect Other Comprehensive Income by $37 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At March 31, 2023, borrowings consisted of $1,090 million in 3.95% Senior Notes and $495 million in 3.60% Senior Notes. At March 31, 2023, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, NIBOR or CDOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2023	—	—	—	—
February 1 through February 28, 2023	792,895	$22.10	—	—
March 1 through March 31, 2023	—	—	—	—

Total(1)	792,895	$22.10	—

(1) The 792,895 shares listed as “purchased” were withheld from employee’s vesting of restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 28.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (3)

10.1	Form of Performance Award Agreement (Exhibit 10.1) (4)

10.2	Amendment No. 2 to 5-Year Credit Agreement, dated as of March 10, 2023 (Exhibit 10.2) (4)

10.3	Single Premium Guaranteed Annuity Contract Purchase Agreement with Principal Life Insurance Company (Exhibit 10.1) (2)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (4)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (4)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (4)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 21, 2020.
(2)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2023.
(3)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 28, 2023.
(4)
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

Date: April 27, 2023	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)