Form 10-Q
period 2023-06-30
NOV Inc.
filed 2023-07-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of July 14, 2023 the registrant had 393,776,806 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$592	$1,069
Receivables, net	1,891	1,739
Inventories, net	2,199	1,813
Contract assets	704	685
Prepaid and other current assets	224	187
Total current assets	5,610	5,493
Property, plant and equipment, net	1,839	1,781
Lease right-of-use assets, operating	376	346
Lease right-of-use assets, financing	172	171
Goodwill	1,549	1,505
Intangibles, net	470	490
Investment in unconsolidated affiliates	184	117
Other assets	246	232
Total assets	$10,446	$10,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,007	$906
Accrued liabilities	769	959
Contract liabilities	494	444
Current portion of lease liabilities	91	87
Current portion of long-term debt	13	13
Accrued income taxes	11	28
Total current liabilities	2,385	2,437
Long-term debt	1,715	1,717
Lease liabilities	568	549
Deferred income taxes	69	68
Other liabilities	212	230
Total liabilities	4,949	5,001
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 393,776,806 and 392,832,752 shares issued and outstanding at June 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	8,773	8,754
Accumulated other comprehensive loss	(1,515)	(1,593)
Retained deficit	(1,828)	(2,069)
Total Company stockholders' equity	5,434	5,096
Noncontrolling interests	63	38
Total stockholders’ equity	5,497	5,134
Total liabilities and stockholders’ equity	$10,446	$10,135

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$2,093	$1,727	$4,055	$3,275
Cost of revenue	1,636	1,418	3,187	2,752
Gross profit	457	309	868	523
Selling, general and administrative	276	241	561	476
Operating profit	181	68	307	47
Interest and financial costs	(21)	(19)	(42)	(38)
Interest income	8	5	16	6
Equity income in unconsolidated affiliates	37	14	85	20
Other expense, net	(29)	—	(45)	(2)
Net income before income taxes	176	68	321	33
Provision (benefit) for income taxes	19	(2)	39	12
Net income	157	70	282	21
Net income attributable to noncontrolling interests	2	1	1	2
Net income attributable to Company	$155	$69	$281	$19
Net income attributable to Company per share:
Basic	$0.39	$0.18	$0.72	$0.05
Diluted	$0.39	$0.18	$0.71	$0.05
Cash dividends per share	$0.05	$0.05	$0.10	$0.10
Weighted average shares outstanding:
Basic	393	390	392	389
Diluted	395	393	396	392

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$157	$70	$282	$21
Currency translation adjustments	43	(84)	82	(62)
Changes in derivative financial instruments, net of tax	(1)	(13)	(11)	(21)
Changes in defined benefit plans, net of tax	(3)	—	7	—
Comprehensive income (loss)	196	(27)	360	(62)
Comprehensive income attributable to noncontrolling interest	2	1	1	2
Comprehensive income (loss) attributable to Company	$194	$(28)	$359	$(64)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$282	$21
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	148	149
Provision for inventory losses	14	5
Deferred income taxes	(3)	(13)
Equity income in unconsolidated affiliates	(85)	(20)
Stock-based compensation	32	33
Other, net	(18)	61
Change in operating assets and liabilities, net of acquisitions:
Receivables	(161)	(279)
Inventories	(393)	(264)
Contract assets	(19)	(17)
Prepaid and other current assets	(36)	(31)
Accounts payable	99	142
Accrued liabilities	(207)	11
Contract liabilities	44	64
Income taxes payable	(17)	5
Other assets/liabilities, net	46	(94)
Net cash used in operating activities	$(274)	$(227)

Cash flows from investing activities:
Purchases of property, plant and equipment	(133)	(89)
Other	5	—
Net cash used in investing activities	$(128)	$(89)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	2	10
Payments against lines of credit and other debt	(5)	—
Cash dividends paid	(40)	(39)
Financing leases	(11)	(12)
Other	(19)	(11)
Net cash used in financing activities	(73)	(52)
Effect of exchange rates on cash	(2)	(5)
Decrease in cash and cash equivalents	(477)	(373)
Cash and cash equivalents, beginning of period	1,069	1,591
Cash and cash equivalents, end of period	$592	$1,218

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$41	$38
Income taxes	$52	$79

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net income	—	—	—	—	126	126	(1)	125
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	3	—	—	3	28	31
Stock-based compensation	—	—	15	—	—	15	—	15
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(17)	—	—	(17)	—	(17)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2023	394	$4	$8,756	$(1,554)	$(1,963)	$5,243	$65	$5,308
Net income	—	—	—	—	155	155	2	157
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Other	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2023	394	$4	$8,773	$(1,515)	$(1,828)	$5,434	$63	$5,497

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net loss	—	—	—	—	(50)	(50)	1	(49)
Other comprehensive income, net	—	—	—	14	—	14	—	14
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2022	393	$4	$8,690	$(1,532)	$(2,216)	$4,946	$64	$5,010
Net income	—	—	—	—	69	69	1	70
Other comprehensive loss, net	—	—	—	(97)	—	(97)	—	(97)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	—	16	—	—	16	—	16
Other	—	—	(6)	—	—	(6)	(2)	(8)
Balance at June 30, 2022	393	$4	$8,700	$(1,629)	$(2,166)	$4,909	$63	$4,972

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

2.
Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2023	2022
Raw materials and supplies	$521	$479
Work in process	363	308
Finished goods and purchased products	1,697	1,404
	2,581	2,191
Less: Inventory reserve	(382)	(378)
Total	$2,199	$1,813

3.
Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2023	2022
Compensation	$223	$329
Vendor costs	103	168
Taxes (non-income)	94	107
Warranties	70	70
Insurance	45	42
Interest	8	7
Fair value of derivatives	17	13
Commissions	18	18
Other	191	205
Total	$769	$959

4.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)
Accumulated other comprehensive income (loss) before reclassifications	80	(18)	6	68
Amounts reclassified from accumulated other comprehensive loss	2	7	1	10
Balance at June 30, 2023	$(1,463)	$(15)	$(37)	$(1,515)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended June 30,
	2023				2022
	Currency	Derivative	Employee		Derivative	Employee
	Translation	Financial	Benefit		Financial	Benefit
	Adjustments	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$—	$4	$—	$4	$1	$—	$1
Cost of revenue	—	1	—	1	(1)	—	(1)
	$—	$5	$—	$5	$—	$—	$—

	Six Months Ended June 30,
	2023				2022
	Currency	Derivative	Employee		Derivative	Employee
	Translation	Financial	Benefit		Financial	Benefit
	Adjustments	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$—	$5	$—	$5	$1	$—	$1
Cost of revenue	—	2	—	2	(8)	—	(8)
Other expense	2	—	—	2	—	—	—
Selling, general and administrative	—	—	1	1	—	—	—
Tax effect	—	—	—	—	1	—	1
	$2	$7	$1	$10	$(6)	$—	$(6)

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($6) million and ($18) million during the three and six months ended June 30, 2023; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period were $5 million and $7 million during the three and six months ended June 30, 2023.

5.
Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Wellbore Technologies	$804	$666	$1,549	$1,274
Completion & Production Solutions	753	639	1,471	1,169
Rig Technologies	606	462	1,156	903
Eliminations	(70)	(40)	(121)	(71)
Total revenue	$2,093	$1,727	$4,055	$3,275

Operating profit (loss):
Wellbore Technologies	$128	$81	$224	$120
Completion & Production Solutions	53	20	97	(2)
Rig Technologies	64	31	117	42
Eliminations and corporate costs	(64)	(64)	(131)	(113)
Total operating profit (loss)	$181	$68	$307	$47

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

6.
Impairment and Other Items

Beginning February 2022, as a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted sanctions against Russia and Russian interests. Among other things, these sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. They also impose restrictions on doing business with specially designated nationals, including certain state-owned Russian customers, certain financial institutions and certain individuals and restrict or prohibit new investments and business activities in Russia. As previously disclosed, in response to these sanctions, the Company ceased new investments and curtailed our activities in Russia. Further, during the third quarter of 2022, the Company sold its business in Belarus and committed to a plan to sell its businesses in Russia. The sale is subject to government approval under Russian law and other jurisdictions.

As a result of these actions, we recorded $41 million in impairment and other charges within costs of revenue for the six months ended June 30, 2022. As of June 30, 2023, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and Other Current Assets” and “Accrued Liabilities”, respectively, in our Consolidated Balance Sheet. We expect to complete the sale of our Russian entities within the next 12 months, subject to regulatory approval.

Total other items included in operating profit for the three and six months ended June 30, 2023, were pre-tax credits of $7 million and $11 million, respectively, primarily related to gains on sales of previously reserved inventory. Total other items included in operating profit for the three and six months ended June 30, 2022, were pre-tax charges for severance, facility closures, and other items of $14 million, net of related credits of $16 million, and $59 million, net of related credits of $17 million, respectively. Other items for the six months ended June 30, 2022 included impairment and other charges associated with the Company's operations in Russia, Belarus, and Ukraine discussed above.

7.
Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended June 30,
	2023					2022
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$408	$327	$110	$—	$845	$346	$236	$120	$—	$702
International	363	402	483	—	1,248	305	391	329	—	1,025
Eliminations	33	24	13	(70)	—	15	12	13	(40)	—
	$804	$753	$606	$(70)	$2,093	$666	$639	$462	$(40)	$1,727

Land	$577	$459	$136	$—	$1,172	$518	$387	$115	$—	$1,020
Offshore	194	270	457	—	921	133	240	334	—	707
Eliminations	33	24	13	(70)	—	15	12	13	(40)	—
	$804	$753	$606	$(70)	$2,093	$666	$639	$462	$(40)	$1,727

	Six Months Ended June 30,
	2023					2022
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$791	$654	$214	$—	$1,659	$652	$449	$208	$—	$1,309
International	706	774	916	—	2,396	595	699	672	—	1,966
Eliminations	52	43	26	(121)	—	27	21	23	(71)	—
	$1,549	$1,471	$1,156	$(121)	$4,055	$1,274	$1,169	$903	$(71)	$3,275

Land	$1,130	$897	$327	$—	$2,354	$952	$709	$238	$—	$1,899
Offshore	367	531	803	—	1,701	295	439	642	—	1,376
Eliminations	52	43	26	(121)	—	27	21	23	(71)	—
	$1,549	$1,471	$1,156	$(121)	$4,055	$1,274	$1,169	$903	$(71)	$3,275

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $5 million for the three months ended June 30, 2023 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,210 million. The Company expects to recognize approximately $761 million in revenue for the remaining performance obligations in 2023 and $3,449 million in 2024 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$685	$444
Provision	—	—
Billings	(668)	548
Revenue recognized	655	(514)
Currency translation adjustments and other	32	16
Balance at June 30, 2023	$704	$494

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company's intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $21 million and $41 million for the three and six months ended June 30, 2023, respectively, and $20 million and $40 million for the three and six months ended June 30, 2022, respectively. As previously disclosed, the Company is currently pursuing litigation against certain non-paying licensees. See Note 15 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2023, the allowance for credit losses totaled $76 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2022	$71
Provision for expected credit losses	16
Recoveries collected	(7)
Other	(4)
Balance at June 30, 2023	$76

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2023	2022
Current portion of lease liabilities:
Operating	$69	$67
Financing	22	20
Total	$91	$87

	June 30,	December 31,
	2023	2022
Long-term portion of lease liabilities:
Operating	$351	$334
Financing	217	$215
Total	$568	$549

9.
Debt

Debt consists of (in millions):

	June 30,	December 31,
	2023	2022
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,090	$1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	495	495
Other debt	143	145
Total Debt	1,728	1,730
Less current portion	13	13
Long-term debt	$1,715	$1,717

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024 to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2023, the Company was in compliance with a debt-to-capitalization ratio of 26.4% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of June 30, 2023, the Company has $109 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at June 30, 2023 included $33 million of funding provided by minority interest partners of NOV consolidated joint ventures, of which $3 million is due in the next twelve months.

The Company had $481 million of outstanding letters of credit at June 30, 2023, primarily in Norway and Netherlands, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2023 and December 31, 2022, the fair value of the Company’s unsecured Senior Notes approximated $1,256 million and $1,215 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At June 30, 2023 and December 31, 2022, the carrying value of the Company’s unsecured Senior Notes approximated $1,585 million.

10.
Income Taxes

The effective tax rate for the three and six months ended June 30, 2023 was 10.8% and 12.1%, respectively, compared to (2.9)% and 36.4% for the same periods in 2022. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

In 2022, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit, but the Company was required to pay the assessment to pursue a settlement within Denmark's legal system. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable. Additionally, the IRS is examining the Company’s tax returns for 2017 and 2018 and has proposed an adjustment to certain restructuring steps which occurred in 2017. The Company and its advisors believe these restructuring steps were properly completed in accordance with U.S. tax laws and regulations and will appeal the proposed adjustment. However, if the Company is unsuccessful in the appeals process, the IRS proposed adjustment would be substantially offset by the utilization of foreign tax credit carryforwards which are fully reserved by a valuation allowance and $48 million additional income tax expense would be owed.

11.
Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At June 30, 2023, approximately 12.8 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

On May 17, 2023, the Company granted 84,000 restricted stock units with a fair value of $15.00 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total expense for all stock-based compensation arrangements was $17 million and $32 million for the three and six months ended June 30, 2023, respectively and $17 million and $33 million for the three and six months ended June 30, 2022, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements under the NOV Plan for each of the three and six months ended June 30, 2023 and 2022.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Foreign Currency	2023		2022
South Korean Won	KRW	13,458	KRW	65,980
Norwegian Krone	NOK	2,202	NOK	2,741
U.S. Dollar	USD	670	USD	655
Japanese Yen	JPY	455	JPY	460
Brazilian Real	BRL	291	BRL	291
Mexican Peso	MXN	224	MXN	160
Euro	EUR	123	EUR	125
South African Rand	ZAR	30	ZAR	149
Singapore Dollar	SGD	26	SGD	27
British Pound Sterling	GBP	13	GBP	16
Danish Krone	DKK	10	DKK	13
Canadian Dollar	CAD	3	CAD	2

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

The amount of gain (loss) recognized in other income (expense), net was ($5) million and ($10) million for the three and six months ended June 30, 2023, respectively, and ($11) million and ($14) million for the three and six months ended June 30, 2022, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2023	2022	Location	2023	2022

Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$1	$3	Accrued liabilities	$11	$3
Foreign exchange contracts	Other Assets	—	—	Other liabilities	4	1
Total derivatives designated as hedging instruments under ASC Topic 815		$1	$3		$15	$4
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$2	$5	Accrued liabilities	$6	$10
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	3	—
Total derivatives not designated as hedging instruments under ASC Topic 815		$2	$5		$9	$10
Total derivatives		$3	$8		$24	$14

13.
Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Company	$155	$69	$281	$19
Denominator:
Basic—weighted average common shares outstanding	393	390	392	389
Dilutive effect of employee stock options and other unvested stock awards	2	3	4	3
Diluted outstanding shares	395	393	396	392

Net income attributable to Company per share:
Basic	$0.39	$0.18	$0.72	$0.05
Diluted	$0.39	$0.18	$0.71	$0.05

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and six months ended June 30, 2023 and 2022, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 23 million and 22 million shares for the three and six months ended June 30, 2023, respectively, compared to 20 million and 21 million shares for the three and six months ended June 30, 2022, respectively.

14.
Cash Dividends

Cash dividends were $20 million and $40 million for the three and six months ended June 30, 2023 compared to $19 million and $39 million for the three and six months ended June 30, 2022. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company is also a party to claims, threatened and actual litigation, arbitration, internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities, which assert claims against the Company for a broad spectrum of potential claims including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, breach of contract, strict liability, product liability, and other theories of liability. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of June 30, 2023, the Company recorded reserves in an amount believed to be sufficient, given the range of potential outcomes, for contingent liabilities representing all contingencies believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that dramatically improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers. To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in the license agreement. The license agreements each provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, some of the licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they have not elected to manufacture products covered by the unexpired patents. The Company contends this is a breach of the license agreements at issue. The parties’ filings to date can be found in two cases currently pending in the United States District Court for the Southern District of Texas: Grant Prideco, Inc., et al. v. Schlumberger Tech. Corp., et al., No. 4:23-cv-00730, and Halliburton Energy Serv, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789. The Company continues to accrue accounts receivable for the unpaid royalties and accrued an incremental $10 million during the second quarter, bringing the total amount accrued to $52 million. This amount is likely to increase over time until resolution of ongoing litigation. While the Company strongly believes that the royalties for which it has sued are due and owing pursuant to the terms of the licensing agreement, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation.

The protection of intellectual property is important to the Company’s performance, and as such, an adverse result in the above dispute or any future dispute related to any of our intellectual property could result in materially adverse financial consequences such as a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

In addition to intellectual property matters, from time to time consumers of our products and services or members of the supply chain become involved in governmental investigations, internal investigations, political or other enforcement matters. In such circumstances, such investigations may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. We may, from time to time, become involved in these investigations, at substantial cost to the Company. We also are subject to trade regulations, supply chain regulations, and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or these regulations may conflict with contractual terms. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings.

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

In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. The Russian government continues to enact new laws impacting the exit of western companies from Russia, including some instances of expropriation of western businesses. We may incur additional costs as a result of conditions in Russia if we are unable to complete the transaction to sell our Russian business on the terms of the agreements.

The geopolitical response to the COVID-19 pandemic continues to have lingering supply chain impacts and to affect how business is being done in countries around the world. The Company’s ability to manufacture equipment and perform services could be impaired from such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to materials shortages, inflationary pressures, and limited manpower. The overall situation related to COVID-19 has improved, but the Company continues to see operational delays resulting from impacts on availability of materials and work force, the lack of predictability of vendor delivery dates and other operational disruptions. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts or COVID-19 regulations. The combined impact of supply chain and labor market disruptions along with the inflationary impacts of pandemic monetary and regulatory policies could have material adverse impacts on our financial results.

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

Wellbore Technologies

The Company’s Wellbore Technologies segment designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services, managed pressure drilling, drilling fluids, premium drillpipe, wired pipe, drilling optimization services, tubular inspection and coating services, instrumentation, downhole tools, and drill bits.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2023, the Company generated revenues of $2.09 billion, an increase of 7 percent compared to the first quarter of 2023 and an increase of 21 percent compared to the second quarter of 2022. Net income for the second quarter of 2023 was $155 million, or 7.4 percent of sales, which included $7 million of credits in Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased sequentially to $245 million, or 11.7 percent of sales.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $804 million in the second quarter of 2023, an increase of 8 percent from the first quarter of 2023 and an increase of 21 percent from the second quarter of 2022. Operating profit was $128 million, or 15.9 percent of sales, and included a credit of $1 million in Other Items. Adjusted EBITDA increased $31 million sequentially and increased $42 million from the prior year to $164 million, or 20.4 percent of sales. Significantly improved manufacturing throughput from the segment’s drill pipe operations, market share gains and improving demand from international and offshore markets offset activity declines in North America to drive improved results.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $753 million in the second quarter of 2023, an increase of 5 percent from the first quarter of 2023 and an increase of 18 percent from the second quarter of 2022. Operating profit was $53 million, or 7.0 percent of sales. Adjusted EBITDA increased $15 million sequentially and increased $37 million from the prior year to $69 million, or 9.2 percent of sales. Results reflect improving execution on a higher margin mix of international and offshore projects, partially offset by softening demand for completion equipment and aftermarket services in North America.

New orders booked during the quarter increased 11% and totaled $450 million, representing a book-to-bill of 94 percent when compared to the $477 million of orders shipped from backlog. As of June 30, 2023, backlog for capital equipment orders for Completion & Production Solutions was $1,586 million, a decrease of $15 million from the first quarter of 2023 and an increase of $144 million from the second quarter of 2022.

Rig Technologies

Rig Technologies generated revenues of $606 million in the second quarter of 2023, an increase of 10 percent from the first quarter of 2023, and an increase of 31 percent from the second quarter of 2022. Operating profit was $64 million, or 10.6 percent of sales, and included a credit of $7 million of Other Items. Adjusted EBITDA increased $2 million sequentially and increased $30 million from the prior year to $71 million, or 11.7 percent of sales. Steadily improving demand drove the segment’s sequential revenue growth. Incremental margins were limited by a lower margin sales mix and sequentially higher costs related to a wind tower startup operation.

New capital equipment orders booked during the quarter totaled $222 million, representing a book-to-bill of 108 percent when compared to the $205 million of orders shipped from backlog. As of June 30, 2023, backlog for capital equipment orders for Rig Technologies was $2,893 million, an increase of $17 million from the first quarter of 2023 and an increase of $54 million from the second quarter of 2022.

Oil & Gas Equipment and Services Market and Outlook

Despite the recent volatility in commodity prices, management believes the industry is in the early stages of an extended recovery that began in 2021 with the gradual reopening of global economies following the COVID-19 pandemic. Improving economic activity, driven by pent-up consumer and industrial demand combined with government economic stimulus, drove higher consumption of commodities, pulled significant volumes of oil and gas out of global inventories, and exposed diminished productive capacity resulting from years of underinvestment in the oil and gas industry.

Tightening of government fiscal policies, concerns regarding a global recession, ongoing global supply chain disruptions, and rising inflationary costs may drive volatility and could pressure commodity prices near-term; however, management believes diminished global oil and gas production capacity, along with rising energy security risks, will continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including technologies to reduce environmental impact of oil and gas operations and technologies to accelerate the energy transition that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position in all market conditions.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the second quarter of 2023 and 2022, and the first quarter of 2023 include the following:

				%	%
				2Q23	2Q23
	2Q23*	2Q22*	1Q23*	2Q22	1Q23
Active Drilling Rigs:
U.S.	722	715	761	1.0%	(5.1)%
Canada	115	114	223	0.9%	(48.4)%
International	960	815	915	17.8%	4.9%
Worldwide	1,797	1,644	1,899	9.3%	(5.4)%

West Texas Intermediate Crude Prices (per barrel)	$73.76	$108.72	$76.08	(32.2)%	(3.0)%

Natural Gas Prices ($/mmbtu)	$2.16	$7.44	$2.65	(71.0)%	(18.5)%

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2023, on a quarterly basis:

.Industry Tr..ends Rig Counts and Oil Prices Total Number of Rigs 4,000 3,500 3,000 2,500 2,000 1,500 1,000 500 $140.00 $120.00 $100.00 $80.00 $60.00 $40.00 $20.00 $ West Texas Int. (Price per Barrel) 2Q18 3Q18 4Q18 1Q19 2Q19 3Q19 4Q19 1Q20 2Q20 Total Rings 2,110 2,262 2,260 2,260 2,210 2,197 2,071 2,053 1,255 Canada 105 208 177 185 83 132 139 196 25 US 1,037 1,051 1,072 1,046 989 920 821 784 396 International 968 1,003 1,011 1,029 1,138 1,145 1,111 1,073 834 W.TX Int. ($) $68.03 $69.76 $59.08 $54.83 $59.78 $56.37 $56.92

.99

Industry Trends

Rig Counts and Oil Prices

	2Q21	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23
Total Rigs	1,258	1,420	1,538	1,654	1,644	1,817	1,872	1,899	1,797
Canada	73	151	161	198	114	199	190	223	115
US	451	497	559	633	715	761	775	761	722
International	734	772	818	823	815	857	907	915	960
W. TX Int. ($)	$66.09	$70.62	$77.45	$94.54	$108.72	$93.18	$82.79	$76.08	$73.76

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 5 percent (from 1,899 to 1,797), and the U.S. decreased 5 percent (from 761 to 722), in the second quarter of 2023 compared to the first quarter of 2023. The average per barrel price of West Texas Intermediate Crude Oil decreased 3 percent (from $76.08 per barrel to $73.76 per barrel) and natural gas prices decreased 18 percent (from $2.65 per mmbtu to $2.16 per mmbtu) in the second quarter of 2023 compared to the first quarter of 2023.

At July 14, 2023, there were 862 rigs actively drilling in North America, which increased 3 percent from the second quarter average of 837 rigs. The price for West Texas Intermediate Crude Oil was $75.42 per barrel at July 14, 2023, an increase of 2 percent from the second quarter of 2023 average. The price for natural gas was $2.53 per mmbtu at July 14, 2023, an increase of 17 percent from the second quarter of 2023 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Wellbore Technologies	$804	$666	$1,549	$1,274
Completion & Production Solutions	753	639	1,471	1,169
Rig Technologies	606	462	1,156	903
Eliminations	(70)	(40)	(121)	(71)
Total revenue	$2,093	$1,727	$4,055	$3,275

Operating profit (loss):
Wellbore Technologies	$128	$81	$224	$120
Completion & Production Solutions	53	20	97	(2)
Rig Technologies	64	31	117	42
Eliminations and corporate costs	(64)	(64)	(131)	(113)
Total operating profit (loss)	$181	$68	$307	$47

Wellbore Technologies

Three and six months ended June 30, 2023 and 2022. Revenue from Wellbore Technologies was $804 million for the three months ended June 30, 2023, compared to $666 million for the three months ended June 30, 2022, an increase of $138 million or 21 percent. For the six months ended June 30, 2023, revenue from Wellbore Technologies was $1,549 million compared to $1,274 million for the six months ending June 30, 2022, an increase of $275 million or 22 percent.

Operating profit from Wellbore Technologies was $128 million for the three months ended June 30, 2023 compared to an operating profit of $81 million for the three months ended June 30, 2022, an increase of $47 million. For the six months ended June 30, 2023, operating profit from Wellbore Technologies was $224 million compared to operating profit of $120 million for the six months ending June 30, 2022, an increase of $104 million.

Completion & Production Solutions

Three and six months ended June 30, 2023 and 2022. Revenue from Completion & Production Solutions was $753 million for the three months ended June 30, 2023, compared to $639 million for the three months ended June 30, 2022, an increase of $114 million or 18 percent. For the six months ending June 30, 2023, revenue from Completion & Production Solutions was $1,471 million compared to $1,169 million for the six months ending June 30, 2022, an increase of $302 million or 26 percent.

Operating profit from Completion & Production Solutions was $53 million for the three months ended June 30, 2023 compared to an operating profit of $20 million for the three months ended June 30, 2022, an increase of $33 million. For the six months ended June 30, 2023, operating profit from Completion & Production Solutions was $97 million compared to operating loss of $2 million for the six months ending June 30, 2022, an increase of $99 million.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1,586 million at June 30, 2023, an increase of $144 million from backlog of $1,442 million at June 30, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 55 percent of backlog to become revenue during the rest of 2023 and the remainder thereafter. At June 30, 2023, approximately 58 percent of the capital equipment backlog was for offshore products and approximately 75 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Three and six months ended June 30, 2023 and 2022. Revenue from Rig Technologies was $606 million for the three months ended June 30, 2023, compared to $462 million for the three months ended June 30, 2022, an increase of $144 million or 31 percent. For the six months ended June 30, 2023, revenue from Rig Technologies was $1,156 million compared to $903 million for the six months ending June 30, 2022, an increase of $253 million or 28 percent.

Operating profit from Rig Technologies was $64 million for the three months ended June 30, 2023 compared to $31 million for the three months ended June 30, 2022, an increase of $33 million. For the six months ended June 30, 2023, operating profit from Rig Technologies was $117 million compared to $42 million for the six months ending June 30, 2022, an increase of $75 million.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,893 million at June 30, 2023, an increase of $54 million from backlog of $2,839 million at June 30, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 18 percent of backlog to become revenue during the rest of 2023 and the remainder thereafter. At June 30, 2023, approximately 30 percent of the capital equipment backlog was for offshore products and approximately 95 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $64 million and $131 million for the three and six months ended June 30, 2023, compared to $64 million and $113 million for the three and six months ended June 30, 2022. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other expense, net

Other expense, net was $29 million and $45 million for the three and six months ended June 30, 2023, compared to expenses of zero and $2 million for the three and six months ended June 30, 2022, respectively. The change in income was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2023 was 10.8% and 12.1%, respectively, compared to (2.9)% and 36.4% for the same period in 2022. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2023	2022	2023	2023	2022
Operating profit (loss):
Wellbore Technologies	$128	$81	$96	$224	$120
Completion & Production Solutions	53	20	44	97	(2)
Rig Technologies	64	31	53	117	42
Eliminations and corporate costs	(64)	(64)	(67)	(131)	(113)
Total operating profit (loss)	$181	$68	$126	$307	$47

Other items, net:
Wellbore Technologies	$(1)	$7	$—	$(1)	$30
Completion & Production Solutions	—	1	(1)	(1)	17
Rig Technologies	(7)	(8)	(3)	(10)	(2)
Corporate	1	14	—	1	14
Total other items	$(7)	$14	$(4)	$(11)	$59

(Gain)/Loss on Sales of Fixed Assets:
Wellbore Technologies	$—	$(3)	$—	$—	$(1)
Completion & Production Solutions	—	(4)	(5)	(5)	(4)
Rig Technologies	—	—	—	—	1
Corporate	—	—	1	1	2
Total (gain)/loss on sales of fixed assets	$—	$(7)	$(4)	$(4)	$(2)

Depreciation & amortization:
Wellbore Technologies	$37	$37	$37	$74	$74
Completion & Production Solutions	16	15	16	32	31
Rig Technologies	14	18	19	33	36
Corporate	4	5	5	9	8
Total depreciation & amortization	$71	$75	$77	$148	$149

Adjusted EBITDA:
Wellbore Technologies	$164	$122	$133	$297	$223
Completion & Production Solutions	69	32	54	123	42
Rig Technologies	71	41	69	140	77
Eliminations and corporate costs	(59)	(45)	(61)	(120)	(89)
Total Adjusted EBITDA	$245	$150	$195	$440	$253

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$155	$69	$126	$281	$19
Noncontrolling interests	2	1	(1)	1	2
Provision for income taxes	19	(2)	20	39	12
Interest expense	21	19	21	42	38
Interest income	(8)	(5)	(8)	(16)	(6)
Equity income in unconsolidated affiliates	(37)	(14)	(48)	(85)	(20)
Other expense, net	29	—	16	45	2
(Gain)/Loss on Sales of Fixed Assets	—	(7)	(4)	(4)	(2)
Depreciation and amortization	71	75	77	148	149
Other items, net	(7)	14	(4)	(11)	59
Total Adjusted EBITDA	$245	$150	$195	$440	$253

Liquidity and Capital Resources

Overview

At June 30, 2023, the Company had cash and cash equivalents of $592 million and total debt of $1,728 million. At December 31, 2022, cash and cash equivalents were $1,069 million and total debt was $1,730 million. As of June 30, 2023, approximately $522 million of the $592 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon SOFR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2023, the Company was in compliance with a debt-to-capitalization ratio of 26.4% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of June 30, 2023, the Company had $109 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at June 30, 2023 consisted primarily of $1,090 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $143 million. The Company was in compliance with all covenants at June 30, 2023. Long-term lease liabilities totaled $568 million at June 30, 2023.

The Company had $481 million of outstanding letters of credit at June 30, 2023, primarily in Norway and the Netherlands, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash used in continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(274)	$(227)
Net cash used in investing activities	(128)	(89)
Net cash used in financing activities	(73)	(52)

Significant uses of cash during the first six months of 2023

•
Cash flows used in operating activities were $274 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $133 million.
•
We paid $40 million in dividends to shareholders.

Other

The effect of the change in exchange rates on cash flows was a decrease of $2 million for the first six months of 2023, and a decrease of $5 million for the first six months of 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $35 million in the first six months of 2023, compared to a $5 million foreign exchange gain in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $389 million and translation exposures totaling $319 million as of June 30, 2023. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $31 million and the translational exposures could affect Other Comprehensive Income by $32 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At June 30, 2023, borrowings consisted of $1,090 million in 3.95% Senior Notes and $495 million in 3.60% Senior Notes. At June 30, 2023, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, NIBOR or CDOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2023	3,637	$18.80	—	—
May 1 through May 31, 2023	—	—	—	—
June 1 through June 30, 2023	63	$15.85	—	—
Total(1)	3,700	$18.75	—

(1) The 3,700 shares listed as “purchased” were withheld from employees' vesting of restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 29.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (2)

10.1	Form of Indemnification Agreement (Exhibit 10.1) (1)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as an Exhibit to our Current Report on Form 8-K filed on May 18, 2023
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

Date: July 27, 2023	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)