Form 10-Q
period 2023-09-30
NOV Inc.
filed 2023-10-27
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of October 13, 2023 the registrant had 393,926,996 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$513	$1,069
Receivables, net	1,982	1,739
Inventories, net	2,277	1,813
Contract assets	675	685
Prepaid and other current assets	211	187
Total current assets	5,658	5,493
Property, plant and equipment, net	1,843	1,781
Lease right-of-use assets, operating	372	346
Lease right-of-use assets, financing	173	171
Goodwill	1,556	1,505
Intangibles, net	459	490
Investment in unconsolidated affiliates	198	117
Other assets	239	232
Total assets	$10,498	$10,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$925	$906
Accrued liabilities	818	959
Contract liabilities	488	444
Current portion of lease liabilities	93	87
Current portion of long-term debt	13	13
Accrued income taxes	32	28
Total current liabilities	2,369	2,437
Long-term debt	1,716	1,717
Lease liabilities	559	549
Deferred income taxes	69	68
Other liabilities	218	230
Total liabilities	4,931	5,001
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 393,926,996 and 392,832,752 shares issued and outstanding at September 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	8,793	8,754
Accumulated other comprehensive loss	(1,542)	(1,593)
Retained deficit	(1,734)	(2,069)
Total Company stockholders' equity	5,521	5,096
Noncontrolling interests	46	38
Total stockholders’ equity	5,567	5,134
Total liabilities and stockholders’ equity	$10,498	$10,135

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$2,185	$1,889	$6,240	$5,164
Cost of revenue	1,717	1,521	4,904	4,273
Gross profit	468	368	1,336	891
Selling, general and administrative	285	313	846	789
Operating profit	183	55	490	102
Interest and financial costs	(23)	(19)	(65)	(57)
Interest income	5	6	21	12
Equity income in unconsolidated affiliates	16	12	101	32
Other income (expense), net	(25)	10	(70)	8
Net income before income taxes	156	64	477	97
Provision for income taxes	48	29	87	41
Net income	108	35	390	56
Net income (loss) attributable to noncontrolling interests	(6)	3	(5)	5
Net income attributable to Company	$114	$32	$395	$51
Net income attributable to Company per share:
Basic	$0.29	$0.08	$1.01	$0.13
Diluted	$0.29	$0.08	$1.00	$0.13
Cash dividends per share	$0.05	$0.05	$0.15	$0.15
Weighted average shares outstanding:
Basic	393	391	393	389
Diluted	396	393	396	393

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$108	$35	$390	$56
Currency translation adjustments	(31)	(26)	51	(88)
Changes in derivative financial instruments, net of tax	3	(13)	(8)	(34)
Changes in defined benefit plans, net of tax	1	(32)	8	(32)
Comprehensive income (loss)	81	(36)	441	(98)
Comprehensive income (loss) attributable to noncontrolling interest	(6)	3	(5)	5
Comprehensive income (loss) attributable to Company	$87	$(39)	$446	$(103)

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$390	$56
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	225	225
Provision for inventory losses	21	(9)
Deferred income taxes	(2)	(13)
Equity income in unconsolidated affiliates	(101)	(32)
Stock-based compensation	49	50
Impairment and loss on assets held for sale	4	125
Other, net	(36)	43
Change in operating assets and liabilities, net of acquisitions:
Receivables	(258)	(319)
Inventories	(479)	(430)
Contract assets	11	(127)
Prepaid and other current assets	(22)	(19)
Accounts payable	17	156
Accrued liabilities	(170)	18
Contract liabilities	38	39
Income taxes payable	4	19
Other assets/liabilities, net	75	(115)
Net cash used in operating activities	$(234)	$(333)

Cash flows from investing activities:
Purchases of property, plant and equipment	(207)	(148)
Other	(4)	(25)
Net cash used in investing activities	$(211)	$(173)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	22	16
Payments against lines of credit and other debt	(25)	—
Cash dividends paid	(60)	(59)
Financing leases	(17)	(18)
Other	(26)	(11)
Net cash used in financing activities	(106)	(72)
Effect of exchange rates on cash	(5)	(15)
Decrease in cash and cash equivalents	(556)	(593)
Cash and cash equivalents, beginning of period	1,069	1,591
Cash and cash equivalents, end of period	$513	$998

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$45	$39
Income taxes	$83	$91

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net income	—	—	—	—	126	126	(1)	125
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	3	—	—	3	28	31
Stock-based compensation	—	—	15	—	—	15	—	15
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(17)	—	—	(17)	—	(17)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2023	394	$4	$8,756	$(1,554)	$(1,963)	$5,243	$65	$5,308
Net income	—	—	—	—	155	155	2	157
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Other	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2023	394	$4	$8,773	$(1,515)	$(1,828)	$5,434	$63	$5,497
Net income	—	—	—	—	114	114	(6)	108
Other comprehensive income, net	—	—	—	(29)	—	(29)	—	(29)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	1	—	—	1	(13)	(12)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(1)	—	—	(1)	—	(1)
Other	—	—	3	2	—	5	2	7
Balance at September 30, 2023	394	4	8,793	(1,542)	(1,734)	5,521	46	5,567

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net loss	—	—	—	—	(50)	(50)	1	(49)
Other comprehensive income, net	—	—	—	14	—	14	—	14
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Other	—	—	—	—	—	—	(4)	(4)
Balance at March 31, 2022	393	$4	$8,690	$(1,532)	$(2,216)	$4,946	$64	$5,010
Net income	—	—	—	—	69	69	1	70
Other comprehensive loss, net	—	—	—	(97)	—	(97)	—	(97)
Cash dividends, $0.05 per common share	—	—	—	—	(19)	(19)	—	(19)
Stock-based compensation	—	—	16	—	—	16	—	16
Other	—	—	(6)	—	—	(6)	(2)	(8)
Balance at June 30, 2022	393	$4	$8,700	$(1,629)	$(2,166)	$4,909	$63	$4,972
Net income	—	—	—	—	32	32	3	35
Other comprehensive loss, net	—	—	—	(71)	—	(71)	—	(71)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Other	—	—	1	—	—	1	(4)	(3)
Balance at September 30, 2022	393	4	8,718	(1,700)	(2,154)	4,868	62	4,930

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

2.
Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2023	2022
Raw materials and supplies	$522	$479
Work in process	332	308
Finished goods and purchased products	1,801	1,404
	2,655	2,191
Less: Inventory reserve	(378)	(378)
Total	$2,277	$1,813

3.
Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2023	2022
Compensation	$232	$329
Vendor costs	111	168
Taxes (non-income)	98	107
Warranties	69	70
Insurance	39	42
Interest	25	7
Fair value of derivatives	26	13
Commissions	18	18
Other	200	205
Total	$818	$959

4.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)
Accumulated other comprehensive income (loss) before reclassifications	49	(22)	7	34
Amounts reclassified from accumulated other comprehensive loss	2	14	1	17
Balance at September 30, 2023	$(1,494)	$(12)	$(36)	$(1,542)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended September 30,
	2023				2022
	Currency	Derivative	Employee		Derivative	Employee
	Translation	Financial	Benefit		Financial	Benefit
	Adjustments	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$1	$—	$1
Cost of revenue	—	6	—	6	6	—	6
Selling, general and administrative	—	—	—	—	—	(1)	(1)
Tax effect	—	—	—	—	(1)	—	(1)
	$—	$7	$—	$7	$6	$(1)	$5

	Nine Months Ended September 30,
	2023				2022
	Currency	Derivative	Employee		Derivative	Employee
	Translation	Financial	Benefit		Financial	Benefit
	Adjustments	Instruments	Plans	Total	Instruments	Plans	Total
Revenue	$—	$6	$—	$6	$2	$—	$2
Cost of revenue	—	8	—	8	(2)	—	(2)
Other expense	2	—	—	2	—	—	—
Selling, general and administrative	—	—	1	1	—	(1)	(1)
	$2	$14	$1	$17	$—	$(1)	$(1)

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($4) million and ($22) million during the three and nine months ended September 30, 2023; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period were $7 million and $14 million during the three and nine months ended September 30, 2023.

5.
Segments

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Wellbore Technologies	$799	$741	$2,348	$2,015
Completion & Production Solutions	760	681	2,231	1,850
Rig Technologies	686	511	1,842	1,414
Eliminations	(60)	(44)	(181)	(115)
Total revenue	$2,185	$1,889	$6,240	$5,164

Operating profit:
Wellbore Technologies	$123	$74	$347	$194
Completion & Production Solutions	47	21	144	19
Rig Technologies	86	22	203	64
Eliminations and corporate costs	(73)	(62)	(204)	(175)
Total operating profit	$183	$55	$490	$102

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

As a result of these actions, $76 million and $125 million in impairment and other charges were recorded for the three and nine months ended September 30, 2022, respectively, of which $51 million relates to accumulated foreign currency translation adjustment losses for Russia and Belarus. The impairment and other charges are reported in “Cost of revenue” ($25 million and $74 million for the three and nine months ended September 30, 2022, respectively) and “Selling, general and administrative” ($51 million for both the three and nine months ended September 30, 2022) in our Consolidated Statements of Income (Loss). Charges were $31 million and $61 million for the three and nine months ended September 30, 2022, respectively, for Wellbore Technologies, $22 million and $39 million, respectively, for Completion & Production Solutions, and $23 million and $25 million, respectively, for Rig Technologies. As of September 30, 2023, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and Other Current Assets” and “Accrued Liabilities”, respectively, in our Consolidated Balance Sheet. We expect to complete the sale of our Russian entities within the next 12 months, subject to regulatory approval.

Total other items included in operating profit for the three months ended September 30, 2023 totaled $7 million, consisting of pre-tax charges for a voluntary early retirement program and other items of $13 million partially offset by credits related to gains on sale of previously reserved inventory of $6 million. Total other items included in operating profit for the nine months ended September 30, 2023 were ($4) million, consisting of pre-tax credits related to gains on sale of previously reserved inventory of $17 million partially offset by charges for a voluntary early retirement program and other items of $13 million. Total other items included in operating profit for the three months ended September 30, 2022, were $63 million (pre-tax costs of $76 million for the impairment and other charges discussed above partially offset by credits of ($13) million related to gains on sales of previously reserved inventory). Total other items included in operating profit for the nine months ended September 30, 2022, was $122 million (pre-tax charges of $125 million for the impairment and other charges discussed above, $23 million of severance, facility closure costs and restructure, partially offset by credits of ($26) million related to gains on sales of previously reserved inventory).

7.
Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended September 30,
	2023					2022
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$375	$296	$126	$—	$797	$385	$284	$101	$—	$770
International	401	437	550	—	1,388	338	381	400	—	1,119
Eliminations	23	27	10	(60)	—	18	16	10	(44)	—
	$799	$760	$686	$(60)	$2,185	$741	$681	$511	$(44)	$1,889

Land	$576	$432	$166	$—	$1,174	$551	$413	$139	$—	$1,103
Offshore	200	301	510	—	1,011	172	252	362	—	786
Eliminations	23	27	10	(60)	—	18	16	10	(44)	—
	$799	$760	$686	$(60)	$2,185	$741	$681	$511	$(44)	$1,889

	Nine Months Ended September 30,
	2023					2022
		Completion					Completion
	Wellbore	& Production	Rig			Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Elims.	Total	Technologies	Solutions	Technologies	Elims.	Total
North America	$1,166	$950	$340	$—	$2,456	$1,037	$733	$309	$—	$2,079
International	1,107	1,211	1,466	—	3,784	933	1,080	1,072	—	3,085
Eliminations	75	70	36	(181)	—	45	37	33	(115)	—
	$2,348	$2,231	$1,842	$(181)	$6,240	$2,015	$1,850	$1,414	$(115)	$5,164

Land	$1,706	$1,329	$493	$—	$3,528	$1,503	$1,122	$377	$—	$3,002
Offshore	567	832	1,313	—	2,712	467	691	1,004	—	2,162
Eliminations	75	70	36	(181)	—	45	37	33	(115)	—
	$2,348	$2,231	$1,842	$(181)	$6,240	$2,015	$1,850	$1,414	$(115)	$5,164

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $2 million for the three months ended September 30, 2023 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,311 million. The Company expects to recognize approximately $378 million in revenue for the remaining performance obligations in 2023 and $3,933 million in 2024 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$685	$444
Billings	(1,014)	918
Revenue recognized	986	(875)
Currency translation adjustments and other	18	1
Balance at September 30, 2023	$675	$488

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company's intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $21 million and $62 million for the three and nine months ended September 30, 2023, respectively, and $20 million and $60 million for the three and nine months ended September 30, 2022, respectively. As previously disclosed, the Company is currently pursuing litigation against certain non-paying licensees. See Note 15 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of September 30, 2023, the allowance for credit losses totaled $77 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2022	$71
Provision for expected credit losses	21
Recoveries collected	(11)
Other	(4)
Balance at September 30, 2023	$77

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

Components of leases are as follows (in millions):

	September 30,	December 31,
	2023	2022
Current portion of lease liabilities:
Operating	$70	$67
Financing	23	20
Total	$93	$87

	September 30,	December 31,
	2023	2022
Long-term portion of lease liabilities:
Operating	$342	$334
Financing	217	$215
Total	$559	$549

9.
Debt

Debt consists of (in millions):

	September 30,	December 31,
	2023	2022
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,090	$1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	495	495
Other debt	144	145
Total Debt	1,729	1,730
Less current portion	13	13
Long-term debt	$1,716	$1,717

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024 to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2023, the Company was in compliance with a debt-to-capitalization ratio of 26.1% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of September 30, 2023, the Company has $109 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at September 30, 2023 included $33 million of funding provided by minority interest partners of NOV consolidated joint ventures, of which $3 million is due in the next twelve months.

The Company had $492 million of outstanding letters of credit at September 30, 2023, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2023 and December 31, 2022, the fair value of the Company’s unsecured Senior Notes approximated $1,209 million and $1,215 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At September 30, 2023 and December 31, 2022, the carrying value of the Company’s unsecured Senior Notes approximated $1,585 million.

10.
Income Taxes

The effective tax rate for the three and nine months ended September 30, 2023 was 30.8% and 18.2%, respectively, compared to 45.3% and 42.3% for the same periods in 2022. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

The Company anticipates it will no longer be in a pre-tax three year cumulative loss position at December 31, 2023. The Company’s year-end assessment of the carrying value of its deferred tax assets will therefore consider projections of future taxable income, which could result in the determination that a significant portion of deferred tax assets are more-likely-than-not to be realized in the future. In the event such a determination is made, valuation allowances against deferred tax assets would be reduced, resulting in a decrease to income tax expense in the fourth quarter of 2023.

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

11.
Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At September 30, 2023, approximately 12.8 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its other stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Plan”), however the Company is no longer granting new awards under the Plan.

Total expense for all stock-based compensation arrangements was $17 million and $49 million for the three and nine months ended September 30, 2023, respectively and $17 million and $50 million for the three and nine months ended September 30, 2022, respectively.

There was no income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements under the NOV Plan for each of the three and nine months ended September 30, 2023 and 2022.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	September 30,		December 31,
Foreign Currency	2023		2022
Colombian Peso	COP	58,566	COP	—
South Korean Won	KRW	6,782	KRW	65,980
Norwegian Krone	NOK	2,612	NOK	2,741
U.S. Dollar	USD	713	USD	655
Japanese Yen	JPY	455	JPY	460
Brazilian Real	BRL	291	BRL	291
Mexican Peso	MXN	175	MXN	160
Euro	EUR	125	EUR	125
Singapore Dollar	SGD	26	SGD	27
South African Rand	ZAR	25	ZAR	149
British Pound Sterling	GBP	15	GBP	16
Danish Krone	DKK	10	DKK	13

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

The Company expects $12 million of the accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other income (expense), net was ($7) million and ($17) million for the three and nine months ended September 30, 2023, respectively, and ($8) million and ($22) million for the three and nine months ended September 30, 2022, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2023	2022	Location	2023	2022

Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$1	$3	Accrued liabilities	$10	$3
Foreign exchange contracts	Other Assets	—	—	Other liabilities	1	1
Total derivatives designated as hedging instruments under ASC Topic 815		$1	$3		$11	$4
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$2	$5	Accrued liabilities	$16	$10
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	—	—
Total derivatives not designated as hedging instruments under ASC Topic 815		$2	$5		$16	$10
Total derivatives		$3	$8		$27	$14

13.
Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Company	$114	$32	$395	$51
Denominator:
Basic—weighted average common shares outstanding	393	391	393	389
Dilutive effect of employee stock options and other unvested stock awards	3	2	3	4
Diluted outstanding shares	396	393	396	393

Net income attributable to Company per share:
Basic	$0.29	$0.08	$1.01	$0.13
Diluted	$0.29	$0.08	$1.00	$0.13

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and nine months ended September 30, 2023 and 2022, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 19 million shares for both the three and nine months ended September 30, 2023, compared to 22 million and 20 million shares for the three and nine months ended September 30, 2022, respectively.

14.
Cash Dividends

Cash dividends were $20 million and $60 million for the three and nine months ended September 30, 2023 compared to $20 million and $59 million for the three and nine months ended September 30, 2022. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company is also a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities who may assert a broad spectrum of potential claims against the Company including: employment law claims, collective actions or class action claims under employment laws, intellectual property claims, (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include: negligence, breach of contract, strict liability, product liability, and other theories of liability. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of September 30, 2023, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process as well as the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations, enforcement actions, and similar matters, the Company’s actual liabilities incurred may materially exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.

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

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers. To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each license agreement. The license agreements each provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they have not elected to manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped payment. The Company believes that failure to pay the royalties is a breach of the license agreements at issue. The Company is in litigation with most of the Licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the licenses. The parties’ legal filings to date can be found in two cases currently pending in the United States District Court for the Southern District of Texas: Grant Prideco, Inc., et al. v. Schlumberger Tech. Corp., et al., No. 4:23-cv-00730, and Halliburton Energy Serv, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789. The Company continues to accrue accounts receivable for the unpaid royalties and accrued an incremental $21 million during the third quarter, bringing the total amount accrued to $82 million. This amount is likely to increase over time until resolution of the ongoing litigation. While the Company strongly believes that the royalties for which it has sued are due and owing pursuant to the terms of the licensing agreement, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation.

The protection of intellectual property is important to the Company’s performance, and as such, an adverse result in the above dispute or any future dispute related to any of our intellectual property could result in materially adverse financial consequences such as a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

From time-to-time consumers of our products and services or members of our supply chain become involved in litigation, governmental investigations, internal investigations, political or other enforcement matters, or other dispute proceedings. In such circumstances, such proceedings may adversely impact the ability of consumers of our products, entities providing financial support to such consumers or entities in the supply chain to timely perform their business plans or to timely perform under agreements with us. We may, from time to time, become involved in these proceedings, at substantial cost to the Company.

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations present challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, fines, penalties, increased costs, the need for renegotiation of agreements, and other business disruptions. Trade regulations, supply chain regulations, and other regulatory compliance in which the laws and regulations of different jurisdictions conflict or these regulations may conflict with contractual terms with various counter-parties. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful which could lead to negative impacts on revenue or earnings. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela.

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

The geopolitical response to the COVID-19 pandemic continues to have lingering supply chain impacts. The Company’s ability to manufacture equipment and perform services could be impaired from such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to materials shortages, inflationary pressures, and limited manpower. The Company continues to see operational delays resulting from impacts on availability of materials and work force, the lack of predictability of vendor delivery dates and other operational disruptions. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions along with the inflationary impacts of pandemic monetary and regulatory policies could have material adverse impacts on our financial results.

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

17. Subsequent Event

In an effort to drive further operational and financial efficiencies, the Company announced plans to consolidate its operational structure into two segments, Energy Equipment and Energy Products and Services. NOV’s new operational structure will be effective January 1, 2024. The Company plans to begin reporting the new segment information beginning in the first quarter of 2024.

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

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2023, the Company generated revenues of $2.19 billion, an increase of 4 percent compared to the second quarter of 2023 and an increase of 16 percent compared to the third quarter of 2022. Net income for the third quarter of 2023 was $114 million, or 5.2 percent of sales, which included $7 million of Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased sequentially to $267 million, or 12.2 percent of sales.

In an effort to drive further operational and financial efficiencies, the Company announced a consolidation of its operational structure into two segments, Energy Equipment and Energy Products and Services. NOV’s new operational structure will be effective January 1, 2024, and, when fully implemented, is expected to contribute to the Company’s ongoing cost reduction initiatives. As a result of the reorganization, the Company expects to recognize certain charges in the fourth quarter of 2023 and first half of 2024. The actual amount of the charges will depend on various factors and may impact any forward-looking statements. The Company plans to begin reporting the new segment information beginning in the first quarter of 2024.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $799 million in the third quarter of 2023, a decrease of one percent from the second quarter of 2023 and an increase of 8 percent from the third quarter of 2022. Operating profit was $123 million, or 15.4 percent of sales, and included $3 million in Other Items. Adjusted EBITDA increased $2 million sequentially and increased $21 million from the prior year to $166 million, or 20.8 percent of sales. The revenue decline was driven by lower North American drilling activity and lower drill pipe shipments during the quarter, which were mostly offset by improvements in the international and offshore markets.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $760 million in the third quarter of 2023, an increase of one percent from the second quarter of 2023 and an increase of 12 percent from the third quarter of 2022. Operating profit was $47 million, or 6.2 percent of sales, and included $2 million in Other Items. Adjusted EBITDA decreased $2 million sequentially and increased $11 million from the prior year to $67 million, or 8.8 percent of sales. Results reflect lower deliveries of equipment in North America, more than offset by improving progress on offshore projects.

New orders booked during the quarter increased 18% and totaled $530 million, representing a book-to-bill of 114 percent when compared to the $466 million of orders shipped from backlog. As of September 30, 2023, backlog for capital equipment orders for Completion & Production Solutions was $1,626 million, an increase of $40 million from the second quarter of 2023 and an increase of $148 million from the third quarter of 2022.

Rig Technologies

Rig Technologies generated revenues of $686 million in the third quarter of 2023, an increase of 13 percent from the second quarter of 2023, and an increase of 34 percent from the third quarter of 2022. Operating profit was $86 million, or 12.5 percent of sales, and included a credit of $3 million of Other Items. Adjusted EBITDA increased $29 million sequentially and increased $48 million from the prior year to $100 million, or 14.6 percent of sales. Results were driven primarily by improved execution and spare part shipments from the Company’s aftermarket operations.

New capital equipment orders booked during the quarter totaled $178 million, representing a book-to-bill of 72 percent when compared to the $248 million of orders shipped from backlog. The segment also recorded a positive $145 million adjustment to backlog, primarily related to contractual inflationary price index adjustments. As of September 30, 2023, backlog for capital equipment orders for Rig Technologies was $2,968 million, an increase of $75 million from the second quarter of 2023 and an increase of $187 million from the third quarter of 2022.

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

Tightening of government fiscal policies, concerns regarding a global recession, and rising inflationary costs may drive volatility and could pressure commodity prices near-term; however, management believes diminished global oil and gas production capacity, along with rising energy security risks, will continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including technologies to reduce the environmental impact of oil and gas operations and technologies to accelerate the energy transition that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position in all market conditions.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by other oilfield service companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the third quarter of 2023 and 2022, and the second quarter of 2023 include the following:

				%	%
				3Q23	3Q23
	3Q23*	3Q22*	2Q23*	3Q22	2Q23
Active Drilling Rigs:
U.S.	651	761	722	(14.5%)	(9.8)%
Canada	188	199	115	(5.5%)	63.5%
International	951	857	960	11.0%	(0.9%)
Worldwide	1,790	1,817	1,797	(1.5%)	(0.4)%

West Texas Intermediate Crude Prices (per barrel)	$82.30	$93.18	$73.76	(11.7)%	11.6%

Natural Gas Prices ($/mmbtu)	$2.59	$7.96	$2.16	(67.5)%	19.9%

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2023, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

	3Q21	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23
Total Rigs	1,420	1,538	1,654	1,644	1,817	1,872	1,899	1,797	1,790
Canada	151	161	198	114	199	190	223	115	188
US	497	559	633	715	761	775	761	722	651
International	772	818	823	815	857	907	915	960	951
W. TX Int. ($)	$70.62	$77.45	$94.54	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30

.Industry Tr..ends Rig Counts and Oil Prices Total Number of Rigs 4,000 3,500 3,000 2,500 2,000 1,500 1,000 500 $140.00 $120.00 $100.00 $80.00 $60.00 $40.00 $20.00 $ West Texas Int. (Price per Barrel) 2Q18 3Q18 4Q18 1Q19 2Q19 3Q19 4Q19 1Q20 2Q20 Total Rings 2,110 2,262 2,260 2,260 2,210 2,197 2,071 2,053 1,255 Canada 105 208 177 185 83 132 139 196 25 US 1,037 1,051 1,072 1,046 989 920 821 784 396 International 968 1,003 1,011 1,029 1,138 1,145 1,111 1,073 834 W.TX Int. ($) $68.03 $69.76 $59.08 $54.83 $59.78 $56.37 $56.92.99

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count remained relatively consistent (from 1,797 to 1,790), and the U.S. decreased 10 percent (from 722 to 651), in the third quarter of 2023 compared to the second quarter of 2023. The average per barrel price of West Texas Intermediate Crude Oil increased 12 percent (from $73.76 per barrel to $82.30 per barrel) and natural gas prices increased 20 percent (from $2.16 per mmbtu to $2.59 per mmbtu) in the third quarter of 2023 compared to the second quarter of 2023.

At October 13, 2023, there were 815 rigs actively drilling in North America, which decreased 3 percent from the third quarter average of 839 rigs. The price for West Texas Intermediate Crude Oil was $87.69 per barrel at October 13, 2023, an increase of 7 percent from the third quarter of 2023 average. The price for natural gas was $3.24 per mmbtu at October 13, 2023, an increase of 25 percent from the third quarter of 2023 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Wellbore Technologies	$799	$741	$2,348	$2,015
Completion & Production Solutions	760	681	2,231	1,850
Rig Technologies	686	511	1,842	1,414
Eliminations	(60)	(44)	(181)	(115)
Total revenue	$2,185	$1,889	$6,240	$5,164

Operating profit:
Wellbore Technologies	$123	$74	$347	$194
Completion & Production Solutions	47	21	144	19
Rig Technologies	86	22	203	64
Eliminations and corporate costs	(73)	(62)	(204)	(175)
Total operating profit	$183	$55	$490	$102

Wellbore Technologies

three and nine months ended September 30, 2023 and 2022. Revenue from Wellbore Technologies was $799 million for the three months ended September 30, 2023, compared to $741 million for the three months ended September 30, 2022, an increase of $58 million or 8 percent. For the nine months ended September 30, 2023, revenue from Wellbore Technologies was $2,348 million compared to $2,015 million for the nine months ending September 30, 2022, an increase of $333 million or 17 percent.

Operating profit from Wellbore Technologies was $123 million for the three months ended September 30, 2023 compared to an operating profit of $74 million for the three months ended September 30, 2022, an increase of $49 million. For the nine months ended September 30, 2023, operating profit from Wellbore Technologies was $347 million compared to operating profit of $194 million for the nine months ending September 30, 2022, an increase of $153 million.

Completion & Production Solutions

three and nine months ended September 30, 2023 and 2022. Revenue from Completion & Production Solutions was $760 million for the three months ended September 30, 2023, compared to $681 million for the three months ended September 30, 2022, an increase of $79 million or 12 percent. For the nine months ending September 30, 2023, revenue from Completion & Production Solutions was $2,231 million compared to $1,850 million for the nine months ending September 30, 2022, an increase of $381 million or 21 percent.

Operating profit from Completion & Production Solutions was $47 million for the three months ended September 30, 2023 compared to an operating profit of $21 million for the three months ended September 30, 2022, an increase of $26 million. For the nine months ended September 30, 2023, operating profit from Completion & Production Solutions was $144 million compared to operating profit of $19 million for the nine months ending September 30, 2022, an increase of $125 million.

The Completion & Productions Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $1,626 million at September 30, 2023, an increase of $148 million from backlog of $1,478 million at September 30, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 29 percent of backlog to become revenue during the rest of 2023 and the remainder thereafter. At September 30, 2023, approximately 61 percent of the capital equipment backlog was for offshore products and approximately 76 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

three and nine months ended September 30, 2023 and 2022. Revenue from Rig Technologies was $686 million for the three months ended September 30, 2023, compared to $511 million for the three months ended September 30, 2022, an increase of $175 million or 34 percent. For the nine months ended September 30, 2023, revenue from Rig Technologies was $1,842 million compared to $1,414 million for the nine months ending September 30, 2022, an increase of $428 million or 30 percent.

Operating profit from Rig Technologies was $86 million for the three months ended September 30, 2023 compared to $22 million for the three months ended September 30, 2022, an increase of $64 million. For the nine months ended September 30, 2023, operating profit from Rig Technologies was $203 million compared to $64 million for the nine months ending September 30, 2022, an increase of $139 million.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,968 million at September 30, 2023, an increase of $187 million from backlog of $2,781 million at September 30, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 9 percent of backlog to become revenue during the rest of 2023 and the remainder thereafter. At September 30, 2023, approximately 28 percent of the capital equipment backlog was for offshore products and approximately 95 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $73 million and $204 million for the three and nine months ended September 30, 2023, compared to $62 million and $175 million for the three and nine months ended September 30, 2022. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other expense, net

Other expense, net was $25 million and $70 million for the three and nine months ended September 30, 2023, compared to expenses of $10 million and $8 million for the three and nine months ended September 30, 2022, respectively. The change in income was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2023 was 30.8% and 18.2%, respectively, compared to 45.3% and 42.3% for the same period in 2022. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

The Company anticipates it will no longer be in a pre-tax three year cumulative loss position at December 31, 2023. The Company’s year-end assessment of the carrying value of its deferred tax assets will therefore consider projections of future taxable income, which could result in the determination that a significant portion of deferred tax assets are more-likely-than-not to be realized in the future. In the event such a determination is made, valuation allowances against deferred tax assets would be reduced, resulting in a decrease to income tax expense in the fourth quarter of 2023.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2023	2022	2023	2023	2022
Operating profit:
Wellbore Technologies	$123	$74	$128	$347	$194
Completion & Production Solutions	47	21	53	144	19
Rig Technologies	86	22	64	203	64
Eliminations and corporate costs	(73)	(62)	(64)	(204)	(175)
Total operating profit	$183	$55	$181	$490	$102

Other items, net:
Wellbore Technologies	$3	$31	$(1)	$2	$61
Completion & Production Solutions	2	19	—	1	36
Rig Technologies	(3)	13	(7)	(13)	11
Corporate	5	—	1	6	14
Total other items	$7	$63	$(7)	$(4)	$122

(Gain)/Loss on Sales of Fixed Assets:
Wellbore Technologies	$—	$1	$—	$—	$—
Completion & Production Solutions	1	—	—	(4)	(4)
Rig Technologies	—	(1)	—	—	—
Corporate	(1)	1	—	—	3
Total (gain)/loss on sales of fixed assets	$—	$1	$-	$(4)	$(1)

Depreciation & amortization:
Wellbore Technologies	$40	$39	$37	$114	$113
Completion & Production Solutions	17	16	16	49	47
Rig Technologies	17	18	14	50	54
Corporate	3	3	4	12	11
Total depreciation & amortization	$77	$76	$71	$225	$225

Adjusted EBITDA:
Wellbore Technologies	$166	$145	$164	$463	$368
Completion & Production Solutions	67	56	69	190	98
Rig Technologies	100	52	71	240	129
Eliminations and corporate costs	(66)	(58)	(59)	(186)	(147)
Total Adjusted EBITDA	$267	$195	$245	$707	$448

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$114	$32	$155	$395	$51
Noncontrolling interests	(6)	3	2	(5)	5
Provision for income taxes	48	29	19	87	41
Interest expense	23	19	21	65	57
Interest income	(5)	(6)	(8)	(21)	(12)
Equity income in unconsolidated affiliates	(16)	(12)	(37)	(101)	(32)
Other (income) expense, net	25	(10)	29	70	(8)
(Gain)/Loss on Sales of Fixed Assets	—	1	—	(4)	(1)
Depreciation and amortization	77	76	71	225	225
Other items, net	7	63	(7)	(4)	122
Total Adjusted EBITDA	$267	$195	$245	$707	$448

Liquidity and Capital Resources

Overview

At September 30, 2023, the Company had cash and cash equivalents of $513 million and total debt of $1,729 million. At December 31, 2022, cash and cash equivalents were $1,069 million and total debt was $1,730 million. As of September 30, 2023, approximately $462 million of the $513 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon SOFR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of September 30, 2023, the Company was in compliance with a debt-to-capitalization ratio of 26.1% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of September 30, 2023, the Company had $109 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at September 30, 2023 consisted primarily of $1,090 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $144 million. The Company was in compliance with all covenants at September 30, 2023. Long-term lease liabilities totaled $559 million at September 30, 2023.

The Company had $492 million of outstanding letters of credit at September 30, 2023, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash used in continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(234)	$(333)
Net cash used in investing activities	(211)	(173)
Net cash used in financing activities	(106)	(72)

Significant uses of cash during the first nine months of 2023

•
Cash flows used in operating activities were $234 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $207 million.
•
We paid $60 million in dividends to shareholders.

Other

The effect of the change in exchange rates on cash flows was a decrease of $5 million for the first nine months of 2023, and a decrease of $15 million for the first nine months of 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $58 million in the first nine months of 2023, compared to a $14 million foreign exchange gain in the same period of the prior year. The gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $389 million and translation exposures totaling $345 million as of September 30, 2023. The Company estimates that a hypothetical 10 percent movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $31 million and the translational exposures could affect Other Comprehensive Income by $34 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At September 30, 2023, borrowings consisted of $1,090 million in 3.95% Senior Notes and $495 million in 3.60% Senior Notes. At September 30, 2023, there were no outstanding letters of credit issued under the credit facility, resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, NIBOR or CDOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 33.

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

Date: October 27, 2023	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)