Form 10-K
period 2023-12-31
NOV Inc.
filed 2024-02-14
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $6.3 billion. As of February 3, 2024, there were 394,003,549 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2024 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

NOV Inc. (“NOV” or the “Company”) is a leading independent equipment and technology provider to the global energy industry. Originally founded in 1862, NOV and its predecessor companies have spent 162 years helping transform oil and gas field development and improving its cost-effectiveness, efficiency, safety, and environmental impact. Over the past few decades, the Company has pioneered and refined key technologies to improve the economic viability of frontier resources, including unconventional and deepwater oil and gas. More recently, by applying its deep expertise and technology, the company has helped advance the transition toward sustainable energy.

NOV’s extensive proprietary technology portfolio supports the industry’s full-field drilling, completion, and production needs. With unmatched cross-segment capabilities, scope, and scale, NOV continues to develop and introduce technologies that further enhance the economics and efficiencies of energy production, with a focus on automation, predictive analytics, and condition-based maintenance.

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 61 countries. Prior to January 1, 2024, NOV, operated under three segments: Wellbore Technologies, Completion & Production Solutions, and Rig Technologies. Effective January 1, 2024, NOV consolidated its reporting structure into two segments: Energy Equipment and Energy Products and Services.

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

In 2019, NOV acquired a minority interest in Keystone Tower Systems (“KTS”), which has developed a patented tapered spiral-welding process that enables automated wind tower section production. If perfected, this proprietary process could significantly decrease tower section production times and reduce costs. Additionally, in time the process could enable in-field manufacturing operations, which could reduce costs and eliminate many logistical limitations of transporting the larger-diameter sections necessary for tall tower developments. KTS’s first commercial line is continuing testing and commissioning before commercial production commences within NOV’s facility in Pampa, TX. In 2023, NOV took a controlling interest in KTS and began reporting KTS' financial results on a consolidated basis.

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

Geothermal

Today, many of NOV’s oil and gas products are used for drilling geothermal wells which produce steam that turns surface-mounted turbines to generate electricity. NOV’s top drives, blowout preventers, drill pipe, drill pipe inspection and coating, liner hangers, completion tools, drill bits, and full land rig packages have been a critical part of global geothermal development. Further, with geothermal power generation’s recently renewed traction, NOV has developed new proprietary products that address many unique geothermal production challenges worldwide.

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

NOV’s PowerBlade™ Kinetic Energy Recovery System is a regenerative braking technology that utilizes both flywheel energy and lithium-ion battery energy storage to significantly reduce fuel consumption and emissions associated with drilling and hoisting. The PowerBlade system captures and regenerates electrical energy that would have previously dissipated as heat when a drawworks, crane, or winch slows and stops. The PowerBlade system then returns this energy when needed.

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

NOV’s EcoBooster™ system enables peak power shaving in hydraulic power systems and results in less active pumps needed which results in reduced fuel consumption and emissions savings of up to 80%. The short term power peaks are covered with flow from accumulators connected to the ringline piping by a smart valve. An added benefit of the EcoBooster™ system is improved equipment performances as the hydraulic response is quicker from the accumulators than from ramping up the pumps.

NOV’s iNOVaTHERM™ waste management system incorporates thermal desorption technology that efficiently minimizes and treats drilling waste at the source for safe on-site disposal, significantly reducing costly carbon-emitting activities, such as barge vessel trips, crane lifts, and trucking transport. NOV’s advanced waste management systems with real-time monitoring play an integral role in reducing the risks associated with waste in transit and decreasing the industries' overall emissions operations.

NOV’s Ideal eFrac™ pressure pumping equipment delivers advanced well stimulation technology to dramatically reduce emissions and decrease ownership cost. The patent-pending Ideal eFrac system enhances wellsite safety by reducing complexity and removing personnel from hazardous environments. In addition to lower operating emissions and greater power density, the Ideal eFrac system is less disruptive to neighboring communities due to its reduced noise and smaller footprint, requiring 40 percent fewer truckloads for delivery.

NOV’s eDrive™ system for wireline skids and hybrid wireline trucks provides a more sustainable solution for interventions by making customers’ operations less impactful on the environment and strengthening regulatory compliance.

Business Segment Overview

In an effort to drive further operational and financial efficiencies, the Company announced plans to consolidate its operational structure into two segments, Energy Equipment and Energy Products and Services. NOV’s new operational structure became effective January 1, 2024. The Company plans to begin reporting the new segment information beginning in the first quarter of 2024.

Prior to January 1, 2024, NOV executed its business strategy under the following three segments:

Wellbore Technologies provides the critical technologies, equipment, and services required to maximize customer oil and gas drilling efficiencies and economics. The segment contains the following business units:

•
Downhole is a leading independent drilling and intervention equipment supplier with engineering teams, manufacturing facilities, supply hubs, and service centers situated in oil and gas activity regions with a constantly evolving product portfolio that includes downhole drilling motors, agitator systems, and fishing and thru-tubing tools. Downhole’s offerings enable significant efficiency increases in drilling, workover, and intervention.
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
•
Fiber Glass Systems (“FGS”) leads the market in the design, manufacture, and delivery of high-end composite piping systems, pressure vessels, tanks, and structures engineered to solve both corrosion and weight challenges. With manufacturing facilities spanning five continents and a sales and distribution network covering 40 countries, FGS serves a wide array of applications. In addition to oil and gas products, including composite downhole tubing and casing, high-pressure line pipe, spoolable pipe, and tanks, FGS supplies the marine and offshore industry with piping systems, scrubbers, and structural components such as handrails and grating. FGS also supplies packaged, UL-certified fiberglass pipe and tank solutions to the fuel handling market, ducting that meets FM 4910 specs for clean rooms, FM 4922 requirements for Fume and Smoke Exhaust Ducts, as well as supporting chemical, industrial, hydrogen, and mining applications with corrosion and abrasion-resistant piping systems, tanks, and structural components.

•
Process and Flow Technologies (“PFT”) provides integrated processing, production, and pumping equipment to energy producers. For the production space, PFT manufactures reciprocating, multistage, and progressive cavity pumps, as well as artificial lift systems. For the midstream space, PFT manufactures closures and transfer pumps. For fluid processing, PFT designs and manufactures integrated systems that provide water treatment, separation, sand management, hydrate inhibition and gas processing for use both on and offshore. Building on its processing equipment portfolio, PFT provides technology with a focus on products in the interface between seabed and floating units, stern discharge systems, bow loading systems, top side process modules, integrated engineering, and project management. These products and services come together to supply comprehensive solutions for the offshore production industry, including floating production, storage, and offloading (“FPSO”) and floating liquified natural gas (“FLNG”) vessels. Leveraging processing expertise, PFT is now moving into carbon capture, including carbon capture technology, complementary processing like CO2 dehydration, and mooring systems to load and offload carbon from floating units.

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
•
XL Systems (“XLS”) provides integral and weld-on connectors for oil and gas applications, including conductor strings, surface casing, and liners, with diameters ranging from 16 to 72 inches. XLS is the sole provider of a proprietary line of wedge thread connections on large-bore pipe. In addition, XLS supplies connector products with threads machined on high strength forging material and then welded to the pipe. The high fatigue loading on our flush OD/ID connectors make them the top choice for conductor supported platforms (CSP's).
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

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree. The Company typically realizes a more pronounced level of spending during the fourth quarter, and a decline in the first quarter, in certain of its businesses, which it believes is related to annual budgetary cycles and winter weather. On average, first quarter revenues through the past five years have declined 9.1% sequentially from the fourth quarter. Extremely harsh winter weather can reduce oilfield operations in far northern or high-altitude locations, including parts of Colorado, Canada and China, and the annual thaw (or “breakup”) in Canada makes some unimproved roads inaccessible to heavy equipment during part of each second quarter. Both situations temporarily reduce demand for the Company’s products and services in the affected geographic area, although revenues generally recover once conditions improve. Fluctuations in customer’s activity levels caused by national or customary holiday seasons and annual budgetary cycles can also affect their spending levels with the Company, leading to both temporary local decreases and increases in sales. While the Company anticipates that the seasonal and other trends described above may continue, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

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

As of December 31, 2023, the Company held a substantial number of granted patents and pending patent applications worldwide, including U.S. patents and U.S. patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2024 to 2042. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Wellbore Technologies designs, manufactures, rents, and sells a variety of equipment and technologies used to perform drilling operations, and offers services that optimize their performance, including: solids control and waste management equipment and services, drilling fluids, premium drillpipe, wired pipe, drilling optimization services, tubular inspection and coating services, instrumentation, downhole tools, and drill bits. Primary facilities are located in Houston, Conroe, Navasota, and Cedar Park, Texas; Veracruz, Mexico; Nisku, Canada; Dubai, UAE; China; and Saudi Arabia.

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

Rig Technologies provides drilling rig components, complete land drilling rigs, offshore drilling equipment packages, cranes and renewable energy equipment and technology. Primary manufacturing and service facilities are located in Houston, Texas; Dubai, UAE; Al Jubail, Saudi Arabia; New Iberia, Louisiana; Stavanger and Kristiansand, Norway; Mexicali, Mexico; Pune, India; Singapore; and Korea.

Raw Materials

The Company believes that materials and components used in its operations are generally available from multiple sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel, and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. The Company has experienced rising, declining, and stable prices for milled steel and standard grades and has generally seen stainless alloy product prices continue to rise. The Company has generally been successful in its effort to mitigate the financial impact of higher raw materials costs on its operations by applying surcharges to, and adjusting prices on, the products it sells. Higher prices and lower availability of steel and other raw materials the Company uses in its business may adversely impact future periods.

Backlog

The Company monitors its backlog of orders to guide its planning. Backlog includes orders which typically require more than three months to manufacture and deliver.

Backlog measurements are based on written orders that are firm but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog for Completion & Production Solutions at December 31, 2023, 2022 and 2021 was $1.8 billion, $1.6 billion and $1.3 billion, respectively. Backlog for Rig Technologies at December 31, 2023, 2022 and 2021, was $2.9 billion, $2.8 billion and $2.8 billion, respectively.

Human Capital

NOV’s 33,676 global, diverse employees use their skill and expertise to provide the products and services that help our customers operate safely, efficiently, sustainably, and competitively. NOV’s team designs and manufactures a broad array of equipment and technology, from some of the heaviest, largest, and most complex mobile machines on earth (on and offshore drilling rigs, wind turbine installation ships, and FPSOs) to very small precision sensors and measuring devices.

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

Thirty-six percent of NOV employees work in the United States, 21% in Europe, 14% in Latin America, 12% in the Asia Pacific region, 11% in the Middle East and Africa, 4% in Canada and 2% in China. The Company’s 548 physical locations include various size manufacturing plants, research facilities, machine shops, office buildings, warehouses, and distribution centers where between 20 to 1,100 people work and repair shops, rental tool bases, sales offices and other small locations where between 5 to 200 people work. Many NOV employees travel to work at customer locations, including onshore and offshore drilling sites, shipyards, and other industrial locations where equipment needs installation, commissioning, service, or repair, or where customers need training or technical support.

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
•
Safety Audits – program coordinating safety walk-throughs, observations, and improvements at NOV facilities.
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

Across NOV’s global workforce, women make up 15% of all employees, 23% of salaried employees, 22% of the C-Suite and hold 22% of the Company’s Board of Directors seats.

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

The oil and gas industry historically has experienced significant volatility. Demand for our products and services depends primarily upon the number of oil rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions, capital expenditures of other oilfield service companies and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period, particularly in the United States and Canada. The demand and pricing for our products and services will continue to be influenced by numerous factors over which we have no control, including the:

•
current and anticipated future prices for oil and natural gas and volatility in supply and demand and pricing for oil and natural gas;
•
the impact on markets from the Organization of Petroleum Exporting Countries (“OPEC”) and other countries, such as Russia, based on voluntary production limits;
•
interruptions in supply chains caused by war, geo-political conflict, trade sanctions or other restrictions placed on oil producing countries, such as Russia, Iran, and Venezuela or otherwise placed on trade and commerce;
•
level of production by non-OPEC countries including production from U.S. shale plays;
•
level of excess production capacity;
•
cost of exploring for and producing oil and gas;
•
level of drilling activity and drilling rig dayrates;
•
catastrophic events, such as public health crises, e.g., the COVID-19 pandemic or other geopolitical events, such as war or terrorist activities,
•
availability and access to potential hydrocarbon resources;
•
governmental political requirements, regulation and energy policies;
•
evolving environmental and climate change policies and regulations and fluctuations in political conditions in the United States and abroad which adversely impact exploration or development of oil or gas;
•
currency exchange rate fluctuations and devaluations; and
•
development of alternate energy sources.

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

As of December 31, 2023, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Completion & Production Solutions and Rig Technologies in the amount of $1.8 billion and $2.9 billion, respectively. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

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
•
the imposition of tariffs or duties between countries, which could materially affect our global supply chain. For example, section 232 tariffs on steel may increase our costs, reduce margins or otherwise adversely affect the Company; and
•
trade or travel restrictions, including export sanctions, trade controls or other supply chain interruption, which could affect our ability to manufacture, sell, or receive payment for our equipment and/or services.

The Company’s existing contracts for rig and production equipment generally carry significant down payment and progress billing terms to facilitate the ultimate completion of these projects and the majority do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers have in the past and may in the future result in cancellation of contracts or the delay or abandonment of projects. Any such developments could have a material adverse effect on our operating results and financial condition.

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

We are a leader in the development of new technology and equipment to enhance the safety and productivity of drilling and well servicing processes. If we are unable to maintain our technology leadership position, it could adversely affect our competitive advantage for certain products and services. Our revenues and operating results have been dependent, in part, upon the successful introduction of new or improved products. Through our internal development programs and acquisitions, we have assembled an array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights, which expire after a prescribed duration, some at varying times over the coming years. The expiration of these rights could have a material adverse effect on our operating results. Furthermore, while the Company stresses the importance of its research and development programs, the technical challenges and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that the Company will realize future revenue from new products. We may also have disputes with competitors concerning our technology or payment for licenses of our technology. For example, we have on-going litigation concerning payments due under some of our technology licenses. See Note 12 to the Consolidated Financial Statements for further discussion.

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

Approximately 66% of our revenues in 2023 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

•
uncertain political, social and economic environments;
•
social unrest, acts of terrorism, war and other armed conflict, such as the conflicts in Ukraine, Israel and the broader Middle East;
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

We sometimes provide engineered skid packages of processing equipment or complex equipment in the form of multi-year contracts, without price escalation clauses. Some of these contracts are required by our customers, including national oil companies (NOCs). These projects include acting as suppliers of skid packages or engineered products, as well as installation and commissioning services and may require us to assume additional risks associated with cost over-runs from our vendors or due to material or labor cost escalation. In addition, NOCs often possess substantial leverage in the event of dispute or disagreement regarding performance under an agreement and they often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

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

The Company has approximately $1.6 billion of goodwill and $0.2 billion of other intangible assets with indefinite lives as of December 31, 2023. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment on an annual basis or whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in capital investment by other oilfield service companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgement. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

See additional discussion on “Goodwill and Other Indefinite – Lived Intangible Assets” in Critical Accounting Estimates of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have expanded and grown our businesses through acquisitions and continue to pursue a growth strategy but we cannot assure that attractive acquisitions will be available to us at reasonable prices or that such acquisitions will result in the outcomes we anticipate.

We cannot assure that acquisitions will result in the financial, operational or other benefits that we anticipate and we cannot assure that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to effectively manage any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the Company, any of which could cause our business to suffer.

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

We could be adversely affected if we fail to comply with any of the numerous international, federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters applicable to our businesses.

Our businesses are subject to numerous international, federal, state and local laws, regulations and policies governing environmental protection, zoning and other matters. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. If existing regulatory requirements change, we may be required to make significant unanticipated capital and operating expenditures. We cannot assure you that our operations will continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action which could adversely impact our operations and financial condition.

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

Focus and attention by advocacy groups and regulatory agencies on climate change and greenhouse gas (GHG) emissions in the United States and European Union have accelerated. Investors, customers, governance pundits and government officials have increased focus on sustainability, stakeholder governance and the energy transition. As a result, there has been increased promotion of alternative energy and increased negative attitudes or perceptions of fossil fuels. New laws and regulations to reduce GHG, including the imposition of fees or taxes, could adversely impact our operations and financial condition. Oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that limit GHG emissions. The President of the United States has issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise, or rescind prior agency actions that the administration identified as conflicting with its climate policies. These include Executive Orders requiring a review of current U.S. federal lands leasing and permitting practices, as well as a temporary halt of new leasing of U.S. federal lands and offshore waters available for oil and gas exploration. In February 2021, the United States formally re-joined the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gases emission reduction goals, every five years. Though we are closely following developments in this area and changes in the regulatory landscape in the United States and other jurisdictions, we cannot predict with precision or quantify how or when those challenges may ultimately impact our business. Laws and regulations in some jurisdictions, for example in the EU Corporate Sustainability Reporting Directive ("CSRD") and the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, impose obligations in future years to report GHG emissions. Calculation of some GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations. Accordingly, the EU CSRD and California regulations and other similar regulations give rise to litigation risk concerning the required disclosures. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. An increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. In particular, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable. Additionally, the IRS is examining the Company’s tax returns for 2017 and 2018 and has proposed an adjustment to certain restructuring steps which occurred in 2017. The Company and its advisors believe these restructuring steps were properly completed in accordance with U.S. tax laws and regulations and has appealed the proposed adjustment. However, if the Company is unsuccessful in the appeals process, the IRS proposed adjustment would be substantially offset by the utilization of foreign tax credit carryforwards which subsequently expired unused or are fully reserved by a valuation allowance and $48 million additional income tax expense would be owed.

The Company is monitoring developments related to the OECD’s Global Anti-Base Erosion Model Rules (“Pillar Two”), which will become effective during 2024 in numerous jurisdictions. The Company does not anticipate the provisions of Pillar Two will have a material impact on the Company’s effective tax rate in the future.

Our operations outside the United States require us to comply with both United States and international regulations violations of which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. In particular, our operations in Russia have subjected us to additional risks related to current political conflicts.

The shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities are governed by the trade, customs, and other laws and regulations in the countries in which we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments also impose economic sanctions against certain countries, persons, and entities that can restrict or prohibit transactions involving such countries, persons, and entities. This in turn can restrict, limit or prevent our conduct of business in certain jurisdictions. For our operations outside the United States, we are required to comply with applicable United States laws and other applicable international regulations. Because we have legal entities, facilities and citizens from many jurisdictions, our operations and people may be subject to laws and regulations issued by different sovereigns. Sometimes these laws conflict and impose inconsistent obligations on citizens from the different jurisdictions in which we operate giving rise to complicated compliance issues. In 2014, the United States, the European Union and other governmental bodies imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restricted the provision of certain United States and European Union goods, services, and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. At the time, these sanctions resulted in our winding down and ending work on certain projects in Russia and prevented us from pursuing certain other projects in Russia. In 2017 and 2018, the U.S. Government imposed additional sanctions against Russia, Russia’s oil and gas industry, and certain Russian companies.

In February of 2022, as a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. Among other things, these sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. They also impose restrictions on doing business with certain state-owned Russian customers, certain financial institutions and certain individuals and restrict or prohibit new investments and business activities in Russia. The situation is complicated by actual and potential governmental and legal actions taken by the Russian Federation in response to the sanctions, which could expose our employees to adverse legal consequences in Russia, including potential criminal penalties. Other sanctions have been enacted related to Belarus and Belarusian interests. In response to these sanctions, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain government approval. As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $4.2 million and $126.8 million for the years ended December 31, 2023 and 2022, respectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As part of the Company’s enterprise risk management, we maintain a cyber risk program with established policies and procedures to detect, prevent, mitigate, and remediate cybersecurity incidents and related risks. The program is led by our Chief Information Security Officer ("CISO"), who has 30 years of experience in information security and is a Certified Information Systems Security Professional. Our CISO reports directly to our Chief Information Officer of Corporate IT, who has over 25 years of experience in all areas of information technology. Our cybersecurity team is comprised of experienced, educated, and certified professionals with decades of experience in cybersecurity leadership roles.

Our cyber risk management program is based on recognized industry practices and standards in cybersecurity and information technology. These standards include the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization for Standardization (“ISO”) 27001. Security controls are managed using an information security management system (“ISMS”), providing a systematic approach consisting of people, processes, and technology. NOV's ISMS aims to minimize risk and ensure business continuity by proactively limiting the impact of security incidents.

Our cybersecurity incident response plan includes an escalation process to senior management, who evaluates various factors related to the cybersecurity incident to assess the impact on the Company and any required disclosures. If a cybersecurity incident was determined to be material by senior management, our Board of Directors would be promptly notified and the incident reported based on applicable legal requirements. Our processes also address cybersecurity risks associated with third-party service providers, including those in our supply chain or who have access to our data or systems. We evaluate third-party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider's cybersecurity posture or a recommendation of specific mitigation controls. We conduct continuous vulnerability assessments and continuous penetration testing. Additionally, we undergo internal and external assessments of our processes to identify opportunities for improvement and reduce exposure to cybersecurity incidents.

The Company’s Board of Directors provides oversight of the Company’s cybersecurity program through periodic updates, typically on a quarterly basis. Additionally, on an annual basis, cybersecurity risks are discussed as part of enterprise risk management.

We have not experienced any cybersecurity incidents that have had a material adverse effect on our business, financial condition, results of operations, or cash flows. Although we have not experienced any cybersecurity incidents that are individually, or in aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. We recognize the potential impact of cybersecurity risks on our business strategy, results of operations, and financial condition and take proactive measures to mitigate these risks. See Item 1A. “Risk Factors.”

ITEM 2. PROPERTIES

The Company owned or leased approximately 548 facilities worldwide as of December 31, 2023, including the following principal manufacturing, service, distribution and administrative facilities:

		Building	Property		Lease
		Size	Size	Owned /	Termination
Location	Description	(SqFt)	(Acres)	Leased	Date
Wellbore Technologies:
Navasota, Texas	Manufacturing Facility & Administrative Offices	562,112	196	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	275,383	28	Owned
Houston, Texas	Sheldon Road Inspection Facility	319,365	197	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	339,636	42	Owned
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Office	351,377	41	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	215,778	34	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	184,492	8	Leased	1/29/2031
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	153,750	42	Owned
Houston, Texas	Manufacturing of plastic thread products	158,250	7	Owned

Completion & Production Solutions:
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	284,701	14	Owned*	10/31/2027
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	485,067	38	Owned
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	464,885	31	Owned*	10/19/2031
Manchester, England	Manufacturing, Assembly & Testing of PC Pumps and Expendable Parts, Administrative & Sales Offices	365,872	27	Owned
Houston, Texas	Manufacturing of Wireline and Pressure Performance Equipment, Warehouse and Administrative Offices	383,750	26	Leased	6/30/2041
Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	345,000	24	Owned
Qingdau, Shandong, China	Manufacturing of fiber-reinforced tubular products	277,331	25	Leased	10/26/2036
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	222,625	10	Owned
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	130,873	7	Leased	4/30/2026
Kintore, Aberdeenshire, Scotland, UK	Manufacturing & Servicing of Elmar, ASEP and Anson Equipment	198,651	13	Leased	9/3/2037
Dammam, Saudi Arabia	Manufacturing of fiberglass products	213,484	23	Leased	12/7/2036
Mt. Union, Pennsylvania	Manufacturing of fiberglass products	135,000	24	Owned

Rig Technologies:
Houston, Texas	Bammel Facility, Repairs, Service, Aftermarket Parts, Administrative & Sales Offices	608,718	33	Leased	7/31/2028
Houston, Texas	Manufacturing Plant of Drilling Equipment	511,964	36	Leased	4/30/2027
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	484,794	51	Owned
New Iberia, Louisiana	Repair, Services and Spares facility	170,000	17	Leased	9/30/2027
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	133,659	4	Leased	1/5/2029
Dubai, UAE	Repair & Overhaul of Drilling Equipment, Warehouse & Sales Office	39,433	2	Leased	7/14/2036
Al Jubail, Saudi Arabia	Manufacturer and Service of Drilling Rigs and Equipment	668,293	113	Leased	11/17/2050

Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	441,029	3	Leased	1/31/2041

*Building owned but land leased.

We own or lease approximately 302 repair and manufacturing facilities that refurbish and manufacture new equipment and parts, 110 service centers that provide inspection and equipment rental and 136 engineering, sales and administration facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of February 2, 2024, there were 1,738 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends declared were $0.05 per share in each quarter of 2023 and 2022, aggregating $79 million and $78 million for the years ended December 31, 2023 and 2022, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. The total shareholder return assumes $100 invested on December 31, 2018 in NOV Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

	12/18	12/19	12/20	12/21	12/22	12/23
NOV Inc.	100.00	98.32	54.20	53.71	83.63	82.09
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Oil & Gas Equipment & Services Index	100.00	110.54	70.50	89.93	148.21	150.90
PHLX Oil Service Index	100.00	99.45	57.60	69.55	112.31	114.47
S&P Oil & Gas Equipment Index	100.00	91.36	51.72	58.05	94.34	101.02

This information shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2023	290	$20.49	—	—
November 1 through November 30, 2023	12,392	20.34	—	—
December 1 through December 31, 2023	217	19.03	—	—
Total (1)	12,899	$20.32	—

(1)
The shares listed as “purchased” during the fourth quarter of 2023 were withheld from employee’s vested restricted stock grants, as required for income taxes, and retired. The shares were not part of a publicly announced program to purchase common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 548 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling, well servicing and offshore construction equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing and high-pressure fiberglass and composite tubing and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. More recently, by applying its deep knowledge in technology, the Company has helped advance the transition toward sustainable energy. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

In an effort to drive further operational and financial efficiencies, the Company consolidated NOV’s operational structure into two segments, Energy Equipment and Energy Products and Services, effective January 1, 2024. The Company plans to begin reporting the new segment information beginning in the first quarter of 2024. Prior to January 1, 2024, the Company conducted its operations through three business segments: Wellbore Technologies, Completion & Production Solutions and Rig Technologies. See Item 1. “Business”, for a discussion of each of these business segments.

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements to conform with the 2023 presentation. The Company discloses Adjusted EBITDA (defined as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items (as defined below under “Executive Summary”)) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind, solar and geothermal energy products. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2023 v	2023 v
	2023*	2022*	2021*	2022	2021
Active Drilling Rigs:
U.S.	689	721	475	(4.4%)	45.1%
Canada	177	175	132	1.1%	34.1%
International	948	851	755	11.4%	25.6%
Worldwide	1,814	1,747	1,362	3.8%	33.2%
West Texas Intermediate Crude Prices (per barrel)	$77.64	$94.81	$67.99	(18.1%)	14.2%
Natural Gas Prices ($/mmbtu)	$2.54	$6.38	$3.88	(60.2%)	(34.5%)

* Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2023 on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	4Q21	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23
Total Rigs	1,538	1,654	1,644	1,817	1,872	1,899	1,797	1,790	1,769
Canada	161	198	114	199	190	223	115	188	182
US	559	633	715	761	775	761	722	651	622
International	818	823	815	857	907	915	960	951	965
W. TX Int. ($)	$77.45	$94.54	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30	$78.41

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price, Natural Gas Price: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $77.64 in 2023, a decrease of 18% over the average price for 2022 of $94.81 per barrel. The average natural gas price in 2023 was $2.54 per mmbtu, a decrease of 60% compared to the 2022 average of $6.38 per mmbtu. Average rig activity worldwide increased 4% for the full year in 2023 compared to 2022. The average crude oil price for the fourth quarter of 2023 was $78.41 per barrel, and natural gas was $2.74 per mmbtu.

At February 2, 2024, there were 851 rigs actively drilling in North America, comprised of U.S. and Canada, compared to the fourth quarter average of 804 rigs, an increase of 6 percent. The price for West Texas Intermediate Crude Oil was $72.28 per barrel at February 2, 2024, a decrease of 8 percent from the fourth quarter of 2023 average. The price for natural gas was $2.08 per mmbtu at February 2, 2024, a decrease of 24 percent from the fourth quarter of 2023 average.

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

EXECUTIVE SUMMARY

NOV generated revenue of $8.58 billion in 2023, which was higher than the prior year due to higher industry activity. The average 2023 worldwide rig count (as measured by Baker Hughes) increased when compared to 2022.

For the year ended December 31, 2023, the Company reported an operating profit of $651 million compared to an operating profit of $264 million in 2022, and net income attributable to the Company of $993 million, which included the release of valuation allowances on deferred tax assets of $485 million, or $2.50 per fully diluted share compared to a net income of $155 million or $0.39 per fully diluted share during 2022.

For the fourth quarter ended December 31, 2023, revenue was $2.34 billion, a $158 million or seven percent increase compared to the third quarter of 2023. The Company reported net income of $598 million, which included the release of valuation allowances, or $1.51 per fully diluted share, an improvement of $484 million, or $1.22 per fully diluted share, from the third quarter of 2023. Compared to the fourth quarter of 2022, revenue increased $270 million or 13 percent, and net income improved $494 million.

During the fourth quarter of 2023, third quarter of 2023, and fourth quarter of 2022, pre-tax other items: inventory charges, severance accruals, and other charges and credits (collectively “Other Items”), were $55 million, $7 million, and $(8) million, respectively. Excluding the Other Items from all periods, fourth quarter 2023 Adjusted EBITDA was $294 million, compared to $267 million in the third quarter of 2023 and $231 million in the fourth quarter of 2022.

Segment Performance

Wellbore Technologies

Wellbore Technologies generated revenues of $824 million in the fourth quarter of 2023, an increase of three percent from the third quarter of 2023 and an increase of eight percent from the fourth quarter of 2022. Operating profit was $76 million, or 9.2 percent of sales, and included $42 million in Other Items. Adjusted EBITDA decreased $6 million sequentially and increased $14 million from the prior year to $160 million, or 19.4 percent of sales. Growing demand from international markets more than offset declining activity in North America. Profitability was affected by a less favorable sales mix, an increase in employee benefit expense, the devaluation of the Argentine peso, and other costs.

Completion & Production Solutions

Completion & Production Solutions generated revenues of $803 million in the fourth quarter of 2023, an increase of six percent from the third quarter of 2023 and an increase of nine percent from the fourth quarter of 2022. Operating profit was $44 million, or 5.5 percent of sales, and included $25 million in Other Items. Adjusted EBITDA increased $19 million sequentially and increased $20 million from the prior year to $86 million, or 10.7 percent of sales. Improved revenue and profitability were primarily the result of strong year-end capital equipment sales and continued margin improvement in the segment’s project backlog.

New orders booked during the quarter increased 28 percent sequentially and totaled $676 million, representing a book-to-bill of 132 percent when compared to the $513 million of orders shipped from backlog. As of December 31, 2023, backlog for capital equipment orders for Completion & Production Solutions was $1.82 billion, an increase of $196 million from the third quarter of 2023 and an increase of $220 million from the fourth quarter of 2022.

Rig Technologies

Rig Technologies generated revenues of $766 million in the fourth quarter of 2023, an increase of 12 percent from the third quarter of 2023 and an increase of 24 percent from the fourth quarter of 2022. Operating profit was $111 million, or 14.5 percent of sales, and included a credit of $18 million from Other Items. Adjusted EBITDA increased $9 million sequentially and increased $21 million from the prior year to $109 million, or 14.2 percent of sales. Results reflect seasonal increases in aftermarket activities supplemented by continued improvements in deliveries of spare parts and strong year-end capital equipment sales.

New capital equipment orders booked during the quarter totaled $214 million, representing a book-to-bill of 68 percent when compared to the $314 million of orders shipped from backlog. At December 31, 2023, backlog for capital equipment orders for Rig Technologies was $2.87 billion, a decrease of $100 million from the third quarter of 2023 and an increase of $75 million from the fourth quarter of 2022.

Oil & Gas Equipment and Services Market and Outlook

Despite the recent volatility in commodity prices, management believes the industry is in the early stages of an extended recovery that began in 2021 with the gradual reopening of global economies following the COVID-19 pandemic. Improving economic activity, driven by pent-up consumer and industrial demand and government economic stimulus, drove higher consumption of commodities, pulled significant volumes of oil and gas out of global inventories, and exposed diminished productive capacity resulting from years of underinvestment in the oil and gas industry.

Geopolitical risks and concerns regarding a slowing global economy, among other macro environment uncertainties, may drive volatility and could pressure commodity prices near-term; however, management believes diminished global oil and gas production capacity and rising energy security risks will continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

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

Results of Operations

The following table summarizes the Company’s revenue and operating profit (loss) by operating segment (in millions):

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenue:
Wellbore Technologies	$3,172	$2,777	$1,959	14.2%	41.8%
Completion & Production Solutions	3,034	2,588	1,963	17.2%	31.8%
Rig Technologies	2,608	2,034	1,739	28.2%	17.0%
Eliminations	(231)	(162)	(137)	(42.6%)	(18.2%)
Total Revenue	$8,583	$7,237	$5,524	18.6%	31.0%
Operating Profit (Loss):
Wellbore Technologies	$423	$304	$74	39.1%	310.8%
Completion & Production Solutions	188	69	(65)	172.5%	206.2%
Rig Technologies	314	144	43	118.1%	234.9%
Eliminations and corporate costs	(274)	(253)	(186)	(8.3%)	(36.0%)
Total Operating Profit (Loss)	$651	$264	$(134)	146.6%	297.0%
Operating Profit (Loss)%:
Wellbore Technologies	13.3%	10.9%	3.8%
Completion & Production Solutions	6.2%	2.7%	(3.3%)
Rig Technologies	12.0%	7.1%	2.5%
Total Operating Profit (Loss) %	7.6%	3.6%	(2.4%)

Years Ended December 31, 2023 and December 31, 2022

Wellbore Technologies

Revenue from Wellbore Technologies for the year ended December 31, 2023 was $3,172 million, an increase of $395 million, or 14%, compared to the year ended December 31, 2022.

Operating profit from Wellbore Technologies was $423 million for the year ended December 31, 2023, an increase of $119 million compared to the year ended December 31, 2022. Operating profit percentage for 2023 was 13.3 percent compared to an operating profit percentage of 10.9 percent in 2022. Growing demand from international and offshore markets, improved manufacturing throughput, and market share gains more than offset the effect of declining activity in North America to drive improved results.

Included in operating profit are Other Items related to a non-cash discount charge on royalty receivables, voluntary early retirement program, and other charges and credits. Other Items included in operating profit for Wellbore Technologies were $44 million for the year ended December 31, 2023 and $60 million for the year ended December 31, 2022.

Completion & Production Solutions

Revenue from Completion & Production Solutions for the year ended December 31, 2023 was $3,034 million, an increase of $446 million, or 17%, compared to the year ended December 31, 2022.

Operating profit from Completion & Production Solutions was $188 million for the year ended December 31, 2023 compared to an operating profit of $69 million for 2022, an improvement of $119 million. Operating profit percentage for 2023 was 6.2 percent compared to operating profit percentage of 2.7 percent in 2022. Results reflect growing demand and a higher rate of progress on higher margin international and offshore projects, partially offset by softening demand for completion equipment and aftermarket services in North America.

Included in operating profit are Other Items related to the Company's voluntary early retirement program (VERP), and other charges and credits. Other items included in operating profit for Completion & Production Solutions was $26 million for the year ended December 31, 2023 and $36 million for the year ended December 31, 2022.

The Completion & Production Solutions segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a signed contract related to a construction project. The capital equipment backlog was $1,822 million at December 31, 2023, an increase of $220 million, or 14 percent from backlog of $1,602 million at December 31, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately $1,393 million of revenue out of backlog in 2024 and approximately $429 million of revenue out of backlog in 2025 and thereafter. At December 31, 2023, approximately 66 percent of the capital equipment backlog was for offshore products and approximately 78 percent of the capital equipment backlog was destined for international markets.

Rig Technologies

Revenue from Rig Technologies for the year ended December 31, 2023 was $2,608 million, an increase of $574 million, or 28%, compared to the year ended December 31, 2022.

Operating profit from Rig Technologies was $314 million for the year ended December 31, 2023, an improvement of $170 million compared to 2022. Operating profit percentage for 2023 was 12.0 percent compared to 7.1 percent in 2022. Improved demand for drilling equipment and aftermarket parts and services from international and offshore markets along with a greater rate of progress on offshore wind related backlog led to year over year growth in revenue and profitability.

Included in operating profit are gains on sales of previously reserved inventory, release of an earnout accrual, charges related to a VERP, and other charges. Other items included in operating profit for Rig Technologies was a credit of $31 million for the year ended December 31, 2023 and none recorded for the year ended December 31, 2022.

The Rig Technologies segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major drilling rig components or a signed contract related to a construction project. The capital equipment backlog was $2,868 million at December 31, 2023, an increase of $75 million, or 3 percent, from backlog of $2,793 million at December 31, 2022. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately $810 million of revenue out of backlog in 2024 and the remaining in 2025 and thereafter. At December 31, 2023, approximately 27 percent of the capital equipment backlog was for offshore products and approximately 95 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $274 million for the year ended December 31, 2023 compared to $253 million for the year ended December 31, 2022. This change is primarily due to an increase in intersegment sales. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the three reporting segments that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment.

Other expense, net

Other expense, net was $98 million for the year ended December 31, 2023 compared to $35 million for the year ended December 31, 2022. The increase in expense was primarily due to higher foreign exchange losses for 2023.

Provision for income taxes

The effective tax rate for the year ended December 31, 2023 was (60.9) percent, compared to 34.9 percent for 2022. For the year-ended 2023, the effective tax rate was favorably impacted by the release of $485 million in valuation allowances in numerous jurisdictions. During the fourth quarter of 2023, the Company determined it was more likely than not the Company would be able to realize the benefit of a substantial portion of the deferred tax assets in the United States and the majority of its other international jurisdictions. In reaching this determination, the Company considered the growing trend of profitability over the last three years, particularly in the United States, as well as expectations regarding the generation of future taxable income and the sources of future taxable income. As a result of this analysis, the Company recognized a discrete tax benefit related to the release of valuation allowances of $299 million in the United States and $186 million outside the United States. The Company continues to maintain a valuation allowance of $346 million primarily related to foreign tax credit carryforwards in the United States and deferred tax assets in certain other jurisdictions. The effective tax rate was also favorably impacted by adjustments related to utilization of losses and tax credits for current and prior year tax returns, partially offset by current year losses in certain jurisdictions with no tax benefit.

For the year ended December 31, 2022, the effective tax rate was negatively impacted by losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to the foreign currency translation gains and the utilization of losses and tax credits for prior year tax returns.

Results of Operations in 2022 Compared to 2021

Information related to the comparison of our operating results between the years 2022 and 2021 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

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

Other items consist of charges and credits related to (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2023	2022	2023	2023	2022
Other items by category:
Russia Impairment and other charges	$1	$2	$3	$4	$127
Inventory	(3)	(10)	(6)	(20)	(35)
Voluntary early retirement program	42	—	10	52	—
Royalty discount	25	—	—	25	—
Earnout	(25)	—	—	(25)
Severance, facility closures and other	15	—	—	15	22
Total other items	$55	$(8)	$7	$51	$114

The following tables set forth the reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measures (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2023	2022	2023	2023	2022
Operating profit:
Wellbore Technologies	$76	$110	$123	$423	$304
Completion & Production Solutions	44	50	47	188	69
Rig Technologies	111	80	86	314	144
Eliminations and corporate costs	(70)	(78)	(73)	(274)	(253)
Total operating profit	$161	$162	$183	$651	$264

Other Items, net:
Wellbore Technologies	$42	$(1)	$3	$44	$60
Completion & Production Solutions	25	—	2	26	36
Rig Technologies	(18)	(11)	(3)	(31)	—
Corporate	6	4	5	12	18
Total other items	$55	$(8)	$7	$51	$114

(Gain)/Loss on Sales of Fixed Assets
Wellbore Technologies	$1	$—	$—	$1	$—
Completion & Production Solutions	—	1	1	(4)	(3)
Rig Technologies	—	—	—	—	—
Corporate	—	—	(1)	—	3
Total (gain)/loss on Sales of Fixed Assets	$1	$1	$—	$(3)	$—

Depreciation & amortization:
Wellbore Technologies	$41	$37	$40	$155	$150
Completion & Production Solutions	17	15	17	66	62
Rig Technologies	16	19	17	66	73
Corporate	3	5	3	15	16
Total depreciation & amortization	$77	$76	$77	$302	$301

Adjusted EBITDA:
Wellbore Technologies	$160	$146	$166	$623	$514
Completion & Production Solutions	86	66	67	276	164
Rig Technologies	109	88	100	349	217
Eliminations and corporate costs	(61)	(69)	(66)	(247)	(216)
Total Adjusted EBITDA	$294	$231	$267	$1,001	$679

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$598	$104	$114	$993	$155
Noncontrolling interests	(3)	(5)	(6)	(8)	—
Provision (benefit) for income taxes	(460)	42	48	(373)	83
Interest expense	23	21	23	88	78
Interest income	(7)	(7)	(5)	(28)	(19)
Equity income in unconsolidated affiliate	(18)	(36)	(16)	(119)	(68)
Other expense, net	28	43	25	98	35
(Gain)/Loss on Sales of Fixed Assets	1	1	—	(3)	—
Depreciation and amortization	77	76	77	302	301
Other Items, net:	55	(8)	7	51	114
Total Adjusted EBITDA	$294	$231	$267	$1,001	$679

Liquidity and Capital Resources

At December 31, 2023, the Company had cash and cash equivalents of $816 million, and total debt of $1,725 million. At December 31, 2022, cash and cash equivalents were $1,069 million and total debt was $1,730 million. As of December 31, 2023, approximately $728 million of the $816 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash, if repatriated to the U.S., could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2023, the Company was in compliance with a debt-to-capitalization ratio of 23.9% and had no outstanding letters of credit issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of December 31, 2023, the Company has a carrying value of $104 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at December 31, 2023 consisted primarily of $1,091 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $139 million. The Company was in compliance with all covenants at December 31, 2023. Long-term lease liabilities totaled $558 million at December 31, 2023.

The Company had $495 million of outstanding letters of credit at December 31, 2023, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$143	$(179)	$291
Net cash used in investing activities	(293)	(238)	(196)
Net cash used in financing activities	(103)	(96)	(189)

Significant uses of cash during 2023

•
Cash flows provided by operating activities were $143 million. This included changes in the primary components of our working capital (inventories, contract assets, and accounts payable).
•
Capital expenditures were $283 million.
•
Business acquisitions, net of cash acquired, were $22 million.
•
Payments of $79 million in dividends to our shareholders.

Other

The effect of the change in exchange rates on cash was zero for the year ended December 31, 2023, and a decrease of $9 million, and $7 million for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2023, the Company had $67 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 15 to the Consolidated Financial Statements.

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

It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $39 million for the year ended December 31, 2023 primarily due to change orders.

Goodwill

The Company has approximately $1.6 billion of goodwill as of December 31, 2023. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to) a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant sustained increase in worldwide inventories of oil or gas.

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

During 2023, 2022, and 2021 we recorded inventory provision charges (credits) to inventory reserves of $28 million, $(18) million, and $73 million, respectively, consisting primarily of obsolete and surplus inventories. At December 31, 2023 and 2022, inventory reserves totaled $354 and $378 million, or 14.1% and 17.3% of gross inventory, respectively.

The Company has continued to invest in developing and advancing products and technologies, contributing to the obsolescence of certain older products in a dramatically-shifted and more highly competitive recovering market, but also ensuring that the portfolio of products and services offered by the Company will meet customer needs in 2024 and beyond.

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

The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in ASC Topic 740 “Income Taxes” (“ASC Topic 740”). However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event. The IRS is examining the Company’s tax returns for 2017 and 2018 and has proposed an adjustment to certain restructuring steps which occurred in 2017. The Company and its advisors believe these restructuring steps were properly completed in accordance with U.S. tax laws and regulations and has appealed the proposed adjustment. However, if the Company is unsuccessful in the appeals process, the IRS proposed adjustment would be substantially offset by the utilization of foreign tax credit carryforwards which subsequently expired unused or are fully reserved by a valuation allowance and $48 million additional income tax expense would be owed.

As of December 31, 2023, the Company has recorded valuation allowances of $346 million that the Company intends to maintain until it is more likely than not the deferred tax assets will be realized. During the fourth quarter of 2023, the Company determined it was more likely than not the Company would be able to realize the benefit of a substantial portion of the deferred tax assets in the United States and the majority of its other international jurisdictions. In reaching this determination, the Company considered the growing trend of profitability over the last three years, particularly in the United States, as well as expectations regarding the generation of future taxable income and the sources of future taxable income. As a result of this analysis, the Company recognized a discrete tax benefit related to the release of valuation allowances of $299 million in the United States and $186 million outside the United States. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more likely than not to be realized in the future. Although the Company considered future taxable income in its assessment, the Company concluded that, as of December 31, 2023, a valuation allowance was still required for certain United States foreign tax credit carryforwards and deferred tax assets in certain other jurisdictions due to several factors, including specific jurisdictions in which the Company does not project to generate sufficient future taxable income to realize all or a portion of its deferred tax assets specific to that jurisdiction; the specific nature and timing of future taxable income required to realize certain tax credit carryforwards, most notably U.S. foreign tax credits; and the timing of expiration of certain tax credit carryforwards. Income tax expense recorded in the future will be reduced to the extent of any additional decreases in the Company’s valuation allowances. The realization of remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income including but not limited to any future restructuring activities may require that the Company record an additional valuation allowance against deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on future earnings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2023, 2022 and 2021, the Company reported foreign currency losses of $84 million, $25 million and $16 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $468 million and translation exposures totaling $367 million as of December 31, 2023. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $37 million and the translational exposures could affect Other Comprehensive Income by $37 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At December 31, 2023, borrowings consisted of $1,091 million in 3.95% Senior Notes, $495 million in 3.60% Senior Notes, and other debt of $139 million. There were no outstanding letters of credit issued under the credit facility resulting in $2.0 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $120 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, NIBOR or CDOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2023, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) ('c')
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	19,975,103	$38.85	12,893,863
Equity compensation plans not approved by security holders	—	—	—
Total	19,975,103	$38.85	12,893,863

(1)
Shares could be issued through equity instruments other than stock options, warrants or rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)
Financial Statements

The following financial statements are presented in response to Part II, Item 8:

Page
Consolidated Balance Sheets	57
Consolidated Statements of Income (Loss)	58
Consolidated Statements of Comprehensive Income (Loss)	59
Consolidated Statements of Cash Flows	60
Consolidated Statements of Stockholders’ Equity	61
Notes to Consolidated Financial Statements	62

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

(3) Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (2)

4.1	Description of Securities (3)

4.2	Indenture, dated November 15, 2012, between National Oilwell Varco, Inc. and U.S. Bank National Association. (Exhibit 4.1) (4)

4.3	Third Supplemental Indenture, dated November 20, 2012, between National Oilwell Varco, Inc. and U.S. Bank National Association. (Exhibit 4.6) (4)

4.4	Fourth Supplemental Indenture, dated November 14, 2019, between National Oilwell Varco, Inc. and Wells Fargo Bank, National Association, as successor trustee. (Exhibit 4.2) (5)

10.1

Credit Agreement, dated as of June 27, 2017, among National Oilwell Varco, Inc., the financial institutions signatory thereto, including Wells Fargo Bank, N.A., in its capacity, among others, as Administrative Agent, Co-Lead Arranger and Joint Book Runner (Exhibit 3.1) (6)

10.2	Amendment No. 1 to Credit Agreement, dated as of October 30, 2019 (7)

10.3	Amendment No. 2 to Credit Agreement, dated as of March 10, 2023 (Exhibit 10.2) (8)

10.4	NOV Inc. Long-Term Incentive Plan, as amended and restated. (9)*

10.5	Form of Employee Stock Option Agreement. (Exhibit 10.1) (10)*

10.6	Form of Non-Employee Director Stock Option Agreement. (Exhibit 10.2) (10)*

10.7	Form of Performance-Based Restricted Stock. (18 Month) Agreement (Exhibit 10.1) (11)*

10.8	Form of Performance-Based Restricted Stock. (36 Month) Agreement (Exhibit 10.2) (11)*

10.9	Form of Performance Award Agreement (Exhibit 10.1) (12)*

10.10	Form of Executive Employment Agreement. (Exhibit 10.1) (13)*

10.11	Form of Executive Severance Agreement. (Exhibit 10.2) (14)*

10.12	Form of Employee Nonqualified Stock Option Grant Agreement (15)*

10.13	Form of Restricted Stock Agreement (15)*

10.14	Form of Performance Award Agreement (15)*

10.15	Form of Employee Nonqualified Stock Option Grant Agreement (2019) (16)*

10.16	Form on Restricted Stock Agreement (2019) (16)*

10.17	Form of Performance Award Agreement (2019) (16)*

10.18	Form of Performance Award Agreement (2020) (17)*

10.19	Form of Performance Award Agreement (2021) (18)*

10.20	Form of Employee Nonqualified Stock Option Grant Agreement (2022) (19)*

10.21	Form of Restricted Stock Unit Agreement (2022) (19)*

10.22	Form of Performance Award Agreement (2022) (19)*

10.23	Form of Performance Award Agreement (2023) (Exhibit 10.1) (8)*

10.24	NOV Inc. Retirement Policy for Equity Awards (Exhibit 10.1) (20)*

10.25	Form of Non-Employee Director Restricted Stock Unit Agreement (2022) (21)*

10.26	Form of Indemnification Agreement (Exhibit 10.1) (1)

10.27	Single Premium Guaranteed Annuity Contract Purchase Agreement, dated February 14, 2023. (22)

21.1	Subsidiaries of the Registrant (23)

23.1	Consent of Ernst & Young LLP. (23)

24.1	Power of Attorney. (included on signature page hereto) (23)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (23)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (23)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (23)

97	Compensation Recovery Policy. (23)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as an Exhibit to our Current Report on Form 8-K filed on May 18, 2023.
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
(8)
Filed as Exhibit to our Quarterly Report on Form 10-Q filed on April 27, 2023.
(9)
Filed as Appendix I to our Proxy Statement filed on April 8, 2022.
(10)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 23, 2006.
(11)
Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2007.
(12)
Filed as an Exhibit to our Current Report on Form 8-K filed on March 27, 2013.
(13)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 4, 2023.
(14)
Filed as an Exhibit to our Current Report on Form S-K filed on November 21, 2014.
(15)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 26, 2016.
(16)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2019.
(17)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2020.
(18)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 28, 2021.
(19)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 22, 2022.
(20)
Filed as an Exhibit to our Current Report on Form 8-K filed on July 12, 2022.
(21)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on July 28, 2022.
(22)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2023.
(23)
Filed with this Form 10-K.
(24)
Furnished with this Form 10-K..

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

NOV INC.

Dated: February 14, 2024	By:	/s/ CLAY C. WILLIAMS
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

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 14, 2024

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 14, 2024

/s/ CHRISTY H. NOVAK Christy H. Novak	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2024

/s/ GREG L. ARMSTRONG	Director	February 14, 2024
Greg L. Armstrong

/s/ MARCELA E. DONADIO	Director	February 14, 2024
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 14, 2024
Ben A. Guill

/s/ DAVID D. HARRISON	Director	February 14, 2024
David D. Harrison

/s/ ERIC L. MATTSON	Director	February 14, 2024
Eric L. Mattson

/s/ PATRICIA B. MELCHER	Director	February 14, 2024
Patricia B. Melcher

/s/ WILLIAM R. THOMAS	Director	February 14, 2024
William R. Thomas

/s/ ROBERT S. WELBORN	Director	February 14, 2024
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams
Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo
Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas

February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NOV Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOV Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 14, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOV Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024, expressed an unqualified opinion thereon.

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

Auditing management’s estimate of the progress towards completion of its projects involved subjectivity as the costs to complete forecasts for fixed price contracts are subject to considerable judgment.

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

Measurement of the valuation allowance against deferred tax assets
Description of the Matter

As discussed in Notes 2 and 15 to the consolidated financial statements, a valuation allowance is recognized if the Company determines it is necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. As of December 31, 2023, the Company had a valuation allowance of $346 million recorded against gross deferred tax assets of $983 million. During the year, the Company emerged from a three-year cumulative loss position and released $485 million of previously recorded valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized.

Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimate of projected future taxable income and expected utilization of net operating loss and tax credit carryforwards are based on significant assumptions that may be affected by future market conditions and the Company’s performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s scheduling of the future reversal of existing taxable temporary differences and projections of future taxable income.

To test the Company’s assessment of the valuation allowance, we performed audit procedures that included, among others, (i) obtaining an understanding of the Company’s overall tax structure, including any changes in the Company’s tax structure that occurred during the year as well as any changes in tax law that could impact the realizability of the Company’s deferred tax assets; (ii) utilizing tax resources with appropriate knowledge of jurisdictional laws and regulations; (iii) testing the Company’s scheduling of the reversal of existing temporary taxable differences, (iv) assessing the reasonableness of management’s projections of future taxable income by jurisdiction, and (v) testing the completeness and accuracy of the underlying data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1995, but we are unable to determine the specific year.

Houston, Texas

February 14, 2024

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$816	$1,069
Receivables, net	1,905	1,739
Inventories, net	2,151	1,813
Contract assets	739	685
Prepaid and other current assets	229	187
Total current assets	5,840	5,493
Property, plant and equipment, net	1,865	1,781
Lease right-of-use assets, operating	372	346
Lease right-of-use assets, financing	172	171
Deferred income taxes	488	—
Goodwill	1,562	1,505
Intangibles, net	450	490
Investment in unconsolidated affiliates	211	117
Other assets	334	232
Total assets	$11,294	$10,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$904	$906
Accrued liabilities	870	959
Contract liabilities	532	444
Current portion of lease liabilities	94	87
Current portion of long-term debt	13	13
Accrued income taxes	22	28
Total current liabilities	2,435	2,437
Long-term debt	1,712	1,717
Lease liabilities	558	549
Deferred income taxes	70	68
Other liabilities	277	230
Total liabilities	5,052	5,001
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 393,945,659 and 392,832,752 shares issued and outstanding at December 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	8,812	8,754
Accumulated other comprehensive loss	(1,493)	(1,593)
Retained deficit	(1,155)	(2,069)
Total Company stockholders' equity	6,168	5,096
Noncontrolling interests	74	38
Total stockholders’ equity	6,242	5,134
Total liabilities and stockholders’ equity	$11,294	$10,135

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue
Sales	$5,775	$4,873	$3,769
Services	1,789	1,482	1,114
Rental	1,019	882	641
Total	8,583	7,237	5,524
Cost of revenue
Sales	4,798	4,146	3,369
Services	1,367	1,186	951
Rental	585	571	430
Total	6,750	5,903	4,750
Gross profit	1,833	1,334	774
Selling, general and administrative	1,182	1,070	908
Operating profit (loss)	651	264	(134)
Interest and financial costs	(88)	(78)	(77)
Interest income	28	19	9
Equity income (loss) in unconsolidated affiliates	119	68	(5)
Other expense, net	(98)	(35)	(23)
Income (loss) before income taxes	612	238	(230)
Provision (benefit) for income taxes	(373)	83	15
Net income (loss)	985	155	(245)
Net income (loss) attributable to noncontrolling interests	(8)	—	5
Net income (loss) attributable to Company	$993	$155	$(250)
Net income (loss) attributable to Company per share:
Basic	$2.53	$0.40	$(0.65)
Diluted	$2.50	$0.39	$(0.65)
Cash dividends per share	$0.20	$0.20	$0.05
Weighted average shares outstanding:
Basic	393	390	386
Diluted	397	394	386

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$985	$155	$(245)
Other comprehensive income (loss):
Currency translation adjustments	113	(30)	(34)
Derivative financial instruments, net of tax	(1)	(11)	(12)
Change in defined benefit plans, net of tax	(12)	(6)	9
Comprehensive income (loss)	1,085	108	(282)
Net income (loss) attributable to noncontrolling interests	(8)	—	5
Comprehensive income (loss) attributable to Company	$1,093	$108	$(287)

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$985	$155	$(245)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	302	301	306
Russia/Belarus Impairment and loss on assets held for sale	4	127	—
Deferred income taxes	(489)	(2)	11
Stock-based compensation	66	67	78
Loss on extinguishment of debt	—	—	7
Equity (income) loss in unconsolidated affiliates	(119)	(68)	5
Provision for inventory losses	28	(18)	73
Other, net	(50)	18	16
Change in operating assets and liabilities, net of acquisitions:
Receivables	(269)	(440)	(52)
Inventories	(361)	(480)	17
Contract assets	(55)	(220)	150
Prepaid and other current assets	(40)	6	28
Accounts payable	(4)	289	118
Accrued liabilities	(116)	101	(97)
Contract liabilities	82	52	27
Income taxes payable	(6)	5	(28)
Other assets/liabilities, net	185	(72)	(123)
Net cash provided by (used in) operating activities	143	(179)	291
Cash flows from investing activities:
Purchases of property, plant and equipment	(283)	(214)	(201)
Business acquisitions, net of cash acquired	(22)	(49)	(52)
Other, net	12	25	57
Net cash used in investing activities	(293)	(238)	(196)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	2	20	60
Payments against lines of credit and other debt	(10)	(4)	(183)
Financing leases	(23)	(24)	(26)
Cash dividends paid	(79)	(78)	(20)
Debt issuance and extinguishment costs	—	—	(7)
Other	7	(10)	(13)
Net cash used in financing activities	(103)	(96)	(189)
Effect of exchange rates on cash	—	(9)	(7)
Increase (decrease) in cash and cash equivalents	(253)	(522)	(101)
Cash and cash equivalents, beginning of period	1,069	1,591	1,692
Cash and cash equivalents, end of period	$816	$1,069	$1,591
Supplemental disclosures of cash flow information:
Cash payments (refunds) during the period for:
Interest	$85	$75	$76
Income taxes	$114	$117	$(78)

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2020	388	$4	$8,591	$(1,509)	$(1,876)	$5,210	$69	$5,279
Net Loss	—	—	—	—	(250)	(250)	5	(245)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	3	—	78	—	—	78	—	78
Stock issued in acquisition	2	—	29	—	—	29	—	29
Withholding taxes	—	—	(13)	—	—	(13)	—	(13)
Other	—	—	—	—	—	—	(7)	(7)
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net Income	—	—	—	—	155	155	—	155
Other comprehensive loss	—	—	—	(47)	—	(47)	—	(47)
Cash dividends, $0.20 per common share	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	67	—	—	67	—	67
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Purchase of equity in non-controlling interest	—	—	12	—	—	12	(29)	(17)
Other	—	—	2	—	—	2	—	2
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net Income	—	—	—	—	993	993	(8)	985
Other comprehensive income, net	—	—	—	100	—	100	—	100
Cash dividends, $0.20 per common share	—	—	—	—	(79)	(79)	—	(79)
Transactions with non-controlling interests	—	—	7	—	—	7	45	52
Stock-based compensation	—	—	66	—	—	66	—	66
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(18)	—	—	(18)	—	(18)
Other	—	—	3	—	—	3	(1)	2
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242

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

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of NOV Inc. and its consolidated subsidiaries. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2023 presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

We recorded charges (credits) to inventory reserves of $28 million, $(18) million, and $73 million for the years ended December 31, 2023, 2022, and 2021, respectively, consisting primarily of obsolete and surplus inventories. At December 31, 2023 and 2022, inventory reserves totaled $354 million and $378 million, or 14.1% and 17.3% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $260 million, $250 million, and $264 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the consolidated financial statements.

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

The Company paid cash of $22 million, $49 million, and $52 million for acquisitions for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company paid $29 million in stock (consisting of 2 million shares) for acquisitions in 2021. These acquisitions did not have a material effect on the Company’s operating results, cash flows or financial position.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. However, certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $84 million, $25 million, and $16 million for the years ending December 31, 2023, 2022 and 2021, respectively, and are included in other expenses, net, in the accompanying statement of income (loss).

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

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgement. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $39 million and $37 million for the years ended December 31, 2023 and 2022, respectively, primarily due to change orders.

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

As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,492 million. The Company expects to recognize approximately $1,491 million in revenue for the remaining performance obligations in 2024 and $3,001 million in 2025 and thereafter.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2021	$73
Net provisions for warranties issued during the year	11
Amounts incurred	(17)
Currency translation adjustments	3
Balance at December 31, 2022	$70
Net provisions for warranties issued during the year	16
Amounts incurred	(16)
Currency translation adjustments and other	2
Balance at December 31, 2023	$72

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have many geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for credit losses are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis considering current market conditions and trends. This process consists of a review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. As of December 31, 2023, and December 31, 2022, the allowance for credit losses totaled $72 million and $71 million, respectively.

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

Net Income (Loss) Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Company	$993	$155	$(250)
Denominator:
Basic—weighted average common shares outstanding	393	390	386
Dilutive effect of employee stock options and other unvested stock awards	4	4	—
Diluted outstanding shares	397	394	386
Basic income (loss) attributable to Company per share	$2.53	$0.40	$(0.65)
Diluted income (loss) attributable to Company per share	$2.50	$0.39	$(0.65)
Cash dividends per share	$0.20	$0.20	$0.05

Net income (loss) attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2023, 2022 and 2021 and therefore not excluded from net income (loss) attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 18 million, 20 million, and 21 million at December 31, 2023, 2022 and 2021, respectively.

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

At December 31, 2023, the Company has determined the fair value of its derivative financial instruments representing assets of $19 million and liabilities of $21 million (currency related derivatives) using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2023, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $2 million.

Forward currency contracts consist of (in millions):

	Currency Denomination
Currency	December 31, 2023		December 31, 2022
Colombian Peso	COP	57,487	COP	—
Norwegian Krone	NOK	2,179	NOK	2,741
Japanese Yen	JPY	1,118	JPY	460
U.S. Dollar	USD	677	USD	655
Brazilian Real	BRL	291	BRL	291
Mexican Peso	MXN	157	MXN	160
Euro	EUR	102	EUR	125
South African Rand	ZAR	25	ZAR	149
Singapore Dollar	SGD	23	SGD	27
British Pound Sterling	GBP	5	GBP	16
Danish Krone	DKK	2	DKK	13
Canadian Dollar	CAD	1	CAD	2
South Korean Won	KRW	—	KRW	65,980

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

The Company expects accumulated other comprehensive loss of $3 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of loss recognized in other expenses, net was $10 million, $18 million and $9 million for the years ended 2023, 2022 and 2021, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Fair Values of Derivative Instruments (In millions)
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2023	2022	Location	2023	2022
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$8	$3	Accrued liabilities	$2	$3
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	1	1
Total derivatives designated as hedging instruments under ASC Topic 815		$8	$3		$3	$4
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$11	$5	Accrued liabilities	$17	$10
Foreign exchange contracts	Other Assets	—	—	Other Liabilities	1	—
Total derivatives not designated as hedging instruments under ASC Topic 815		$11	$5		$18	$10
Total derivatives		$19	$8		$21	$14

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2023	2022
Raw materials and supplies	$479	$479
Work in process	230	308
Finished goods and purchased products	1,796	1,404
	2,505	2,191
Less: Inventory reserve	(354)	(378)
Total	$2,151	$1,813

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2023	2022
Land		$180	$176
Buildings and improvements	5-35 Years	1,285	1,251
Operating equipment	2-20 Years	2,803	2,683
Rental equipment	2-15 Years	923	798
		5,191	4,908
Less: Accumulated Depreciation		(3,326)	(3,127)
		$1,865	$1,781

6. Goodwill and Intangible Assets

The Company has approximately $1.6 billion of goodwill and $450 million of identified intangible assets at December 31, 2023.

Goodwill is identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total

Balance at December 31, 2021	342	473	712	1,527
Goodwill acquired during period	3	7	—	10
Adjustment during the measurement period of assets acquired	(32)	—	—	(32)
Balance at December 31, 2022	$313	$480	$712	$1,505
Goodwill acquired during period	—	—	40	40
Adjustment during the measurement period of assets acquired	14	3	—	17
Balance at December 31, 2023 (1)	$327	$483	$752	$1,562

(1)
Accumulated goodwill impairment was $7,261 million as of December 31, 2023.

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-40 years. Amortization expense of identified intangibles is expected to be approximately $39 million, $36 million, $34 million, $31 million, and $25 million for the next five years.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Total
Balance at December 31, 2021	$264	$42	$197	$503
Additions to intangible assets	3	—	—	3
Adjustment during the measurement period of assets acquired	32	—	—	32
Amortization	(17)	(5)	(29)	(51)
Currency translation adjustments	—	—	3	3
Balance at December 31, 2022	$282	$37	$171	$490
Additions to intangible assets	2	—	—	2
Amortization	(17)	(5)	(21)	(43)
Currency translation adjustments	—	—	1	1
Balance at December 31, 2023	$267	$32	$151	$450

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2022:
Customer relationships	$499	$(351)	$148
Trademarks	173	(127)	46
Patents	128	(66)	62
Indefinite-lived trade names	196	—	196
Other	104	(66)	38
Total identified intangibles	$1,100	$(610)	$490
December 31, 2023:
Customer relationships	$494	$(369)	$125
Trademarks	174	(133)	41
Patents	129	(75)	54
Indefinite-lived trade names	196	—	196
Other	105	(71)	34
Total identified intangibles	$1,098	$(648)	$450

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

During the fourth quarter of 2023, the Company performed its annual impairment test, as described in ASC Topic 350, as of October 1, 2023. Based on the Company’s annual impairment test, the calculated fair values for all of the Company’s reporting units with remaining goodwill were in excess of the respective reporting unit’s carrying value.

No impairment of goodwill or indefinite-lived intangible assets was recorded in 2023 or 2022.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2023	2022
Compensation	$294	$329
Vendor costs	133	168
Taxes (non-income)	112	107
Warranty	72	70
Insurance	44	42
Commissions	17	18
Fair value of derivatives	19	13
Interest	8	7
Other	171	205
Total	$870	$959

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

Components of leases are as follows (in millions):

	December 31,
	2023	2022
Current portion of lease liabilities:
Operating	$70	$67
Financing	24	20
Total	$94	$87

	December 31,
	2023	2022
Long-term portion of lease liability:
Operating	$343	$334
Financing	215	215
Total	$558	$549

Components of lease expense were as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$23	$24
Interest on lease liabilities	10	9
Operating lease cost	85	73
Short-term lease cost	77	90
Sub-lease income	(8)	(8)
Total	$187	$188

Supplemental information related to the Company’s leases is as follows (in millions):

	Years Ended
	December 31, 2023	December 31, 2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$10	$9
Operating cash flows - operating leases	85	73
Financing cash flows - finance leases	23	24
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$68	$57
Finance lease liabilities	27	19

Weighted average remaining lease term at December 31, 2023:
Operating leases	10 years	10 years
Finance leases	16 years	17 years
Weighted average discount rate at December 31, 2023:
Operating leases	5.17%	4.74%
Finance leases	4.15%	3.95%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at December 31, 2023, are payable as follows (in millions):

	Operating	Finance
2024	$97	$34
2025	82	31
2026	69	27
2027	56	21
2028	47	17
Thereafter	237	185
Total lease payments	588	315
Less: Interest	(175)	(76)
Present value of lease liabilities	$413	$239

9. Debt

Debt consists of (in millions):

	December 31,
	2023	2022
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	1,091	1,090
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	495	495
Other debt	139	145
Total Debt	1,725	1,730
Less current portion	13	13
Long-term debt	$1,712	$1,717

Principal payments of debt for years subsequent to 2023 are as follows (in millions):

2024	13
2025	21
2026	32
2027	12
2028	12
Thereafter	1,650
$1,740

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.7 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon SOFR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of December 31, 2023, the Company was in compliance with a debt-to-capitalization ratio of 23.9% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $2.0 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2023, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of December 31, 2023, the Company has a carrying value of $104 million in borrowings related to this line of credit. The carrying value of debt under the Company's consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion. Other debt at December 31, 2023 included $33 million of funding provided by minority interest partners of NOV consolidated joint ventures, of which $3 million is due in the next twelve months.

The Company had $495 million of outstanding letters of credit at December 31, 2023, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2023 and 2022, the fair value of the Company's unsecured Senior Notes approximated $1,316 million and $1,215 million, respectively. The fair value of the Company's debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At December 31, 2023 and 2022, the carrying value of the Company's unsecured Senior Notes approximated $1,586 million and $1,585 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all our employees. Defined-contribution retirement plans cover most of the U.S. and Canadian employees, and benefits are generally based on employee deferrals and matching on those employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2023, 2022 and 2021, expenses for defined-contribution retirement plans were $84 million, $67 million, and $34 million, respectively, and all funding is current.

In 2021, NOV announced and filed for the defined benefit plan in the United States to be settled. During the year ended December 31, 2023, the Company completed the termination of the plan, resulting in excess plan assets being returned to the Company and an immaterial recognition of non-cash, pre-tax charges from accumulated other comprehensive loss to selling, general and administrative expenses in our consolidated statement of income.

In the third quarter of 2022, the Company offered a new benefit plan providing retiree medical coverage in the United States, and as of December 31, 2023, approximately 9,000 employees are eligible for this coverage. In addition, approximately 1,200 U.S. retirees and/or spouses participate in plans that provide post-retirement healthcare and/or life insurance benefits.

Net periodic benefit income (cost) for our Defined Benefit pension plans aggregated $(2) million, $1 million, and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2023 and 2022, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2023	2022	2023	2022
Benefit obligation at beginning of year	$382	$594	$50	$34
Service cost	—	1	2	1
Interest cost	10	9	2	1
Actuarial loss (gain)	6	(135)	(3)	(5)
Benefits paid	(16)	(62)	(6)	(8)
Exchange rate loss (gain)	8	(25)	—	—
Plan amendments	—	—	—	27
Settlements	(184)	—	—	—
Special Termination Benefits	—	—	3	—
Benefit obligation at end of year	$206	$382	$48	$50

Fair value of plan assets at beginning of year	$381	$571	$—	$—
Actual return	2	(105)	—	—
Benefits paid	(16)	(62)	(6)	(8)
Company contributions	(11)	3	6	8
Exchange rate gain (loss)	8	(26)	—	—
Settlements	(184)	—	—	—
Fair value of plan assets at end of year	$180	$381	$—	$—
Funded status	$(26)	$(1)	$(48)	$(50)

Accumulated benefit obligation at end of year	$205	$381

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

Defined Benefit Pension Plans

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

Year Ended December 31,
	2023	2022
Discount rate:
United States plan	5.50% - 5.60%	4.74% - 5.20%
International plans	3.20% - 4.50%	3.30% - 4.80%

Salary increase:
United States plan	N/A	N/A
International plans	2.50% - 3.75%	2.50% - 3.75%

The assumption rates used for net periodic benefit costs are as follows:

Year Ended December 31,
	2023	2022	2021
Discount rate:
United States plan	4.74% - 5.20%	1.80% - 2.20%	1.20% - 2.40%
International plans	3.30% - 4.80%	1.00% - 1.90%	0.70% - 1.80%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50% - 3.75%	2.50% - 3.40%	1.75% - 2.90%
Expected return on assets:
United States plan	4.74%	1.84%	3.90%
International plans	3.20% - 4.90%	1.00% - 4.00%	0.80% - 3.40%

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

The Company expects to pay future benefit amounts on its pension plans of approximately $12 million for each of the next five years and aggregate payments of $128 million.

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2022:
Equity securities	$4	$—	$4	$—
Bonds	79	—	79	—
Other (insurance contracts)	298	—	236	62
Total Fair Value Measurements	$381	$—	$319	$62
December 31, 2023:
Equity securities	$—	$—	$—	$—
Bonds	84	—	84	—
Other (insurance contracts)	96	—	31	65
Total Fair Value Measurements	$180	$—	$115	$65

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgement about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The return on assets for Level 3 plan assets are immaterial for all periods presented.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2020	$(1,481)	$19	$(47)	$(1,509)
Accumulated other comprehensive income (loss) before reclassifications	(34)	(5)	10	(29)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	(1)	(8)
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)
Accumulated other comprehensive income (loss) before reclassifications	(30)	(17)	(4)	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	(2)	4
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)
Accumulated other comprehensive income (loss) before reclassifications	101	(21)	(13)	67
Amounts reclassified from accumulated other comprehensive income (loss)	12	20	1	33
Balance at December 31, 2023	$(1,432)	$(5)	$(56)	$(1,493)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2023				2022				2021
	Currency	Derivative	Employee		Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$11	$—	$11	$—	$3	$—	$3	$—	$(1)	$—	$(1)
Cost of revenue	—	9	—	9	—	6	—	6	—	(8)	—	(8)
Other expense	12	—	—	12	—	—	—	—	—	—	—	—
Selling, general, and administrative	—	—	1	1	—	—	(2)	(2)	—	—	(1)	(1)
Tax effect	—	—	—	—	—	(3)	—	(3)	—	2	—	2
	$12	$20	$1	$33	$—	$6	$(2)	$4	$—	$(7)	$(1)	$(8)

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or (loss). The Company recorded other comprehensive income (loss) of $113 million, $(30) million and $(34) million for the years ended December 31, 2023, 2022 and 2021, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income (loss) of $(1) million (net of $3 million tax), $(11) million (net of $(3) million tax) and $(12) million (net of $2 million tax) for the years ended December 31, 2023, 2022 and 2021.

12. Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States these governmental authorities include the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Asset Controls, state environmental agencies and many others. We are unaware of any material liabilities in connection with our compliance with such laws. New laws, investigations, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

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

The Company is also a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which arise both from legacy businesses that the Company has acquired over many years and from the Company’s current ordinary day-to-day business activities. These regulatory matters and disputes involve private parties and/or government authorities who may assert a broad spectrum of potential claims against the Company, including employment law claims, collective actions or class action claims under employment laws, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which include negligence, breach of contract, strict liability, product liability, and other theories of liability. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of December 31, 2023, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company has assessed the potential for additional losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process, as well as the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of the uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations, enforcement actions, and similar matters, the Company’s actual liabilities incurred may materially exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.

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

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers. To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each license agreement. The license agreements each provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they have not elected to manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped payment. The Company believes that failure to pay the royalties is a breach of the license agreements at issue. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the licenses. The parties’ legal filings to date can be found in two cases currently pending in the United States District Court for the Southern District of Texas: Grant Prideco, Inc., et al. v. Schlumberger Tech. Corp., et al., No. 4:23-cv-00730; and Halliburton Energy Serv, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789. While the Company strongly believes that the royalties for which it has sued are due and owing pursuant to the terms of the licensing agreements, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. See Note 14 to the Consolidated Financial Statements for discussion of the financial impact of royalties.

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

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations presents challenges which could result in future liabilities (for example, when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, fines, penalties, increased costs, the need for renegotiation of agreements, and other business disruptions. Trade regulations, supply chain regulations, and other regulatory compliance in different jurisdictions may conflict with one another or with contractual terms with our various counterparties. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful and this could lead to negative impacts on revenue or earnings. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela.

In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries as a result of active armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities there. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. The Russian government continues to enact new laws impacting the exit of western companies from Russia, including some instances of expropriation of western businesses. We may incur additional costs as a result of conditions in Russia if we are unable to complete the transaction to sell our Russian business on the terms of the agreements.

Geopolitical events continue to pose supply chain risks even though the impacts of COVID-19 have largely dissipated . The Company’s ability to manufacture equipment and perform services could be impaired from such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to materials shortages, inflationary pressures, and limited manpower. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions along with the inflationary impacts of pandemic monetary and regulatory policies could have material adverse impacts on our financial results.

Disputes may arise regarding application of force majeure and other contract provisions concerning allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially adversely impact our financial performance and results. These potential operational and service delays could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

13. Common Stock

NOV has authorized 1 billion shares of $0.01 par value common stock. The Company also has authorized 10 million shares of $0.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $79 million and $78 million for the years ended December 31, 2023 and 2022, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $66 million, $67 million and $78 million for 2023, 2022 and 2021, respectively. The total income tax benefit recognized before consideration of valuation allowance in the consolidated statements of income for all share-based compensation arrangements was $7 million, $3 million and $2 million for 2023, 2022 and 2021, respectively.

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At December 31, 2023, approximately 12.9 million shares remained available for future grants under the NOV Plan.

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

Stock option information summarized below includes amounts for the NOV Plan and the Plan and stock plans of acquired companies. Options outstanding at December 31, 2023 under the stock option plans have exercise prices between $15.00 and $69.00 per share, and expire at various dates from February 26, 2024 to February 24, 2033.

The following summarizes options activity:

	Year Ended December 31,
	2023		2022		2021
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	21,080,388	$38.68	21,276,961	$42.09	21,005,502	$45.70
Granted	1,014,002	21.76	1,492,020	16.73	1,669,511	15.00
Forfeited	(1,908,768)	57.61	(1,574,642)	65.44	(1,398,052)	63.65
Exercised	(210,519)	16.68	(113,951)	17.77	—	—
Shares under option at end of year	19,975,103	$36.25	21,080,388	$38.68	21,276,961	$42.09
Exercisable at end of year	17,437,459	$38.85	17,988,842	$42.46	18,039,330	$46.27

The following summarizes information about stock options outstanding at December 31, 2023:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$15.00 - $30.00	5.83	8,405,053	$21.82	5,867,409	$23.32
$30.01 - $50.00	2.82	6,307,350	36.25	6,307,350	36.25
$50.01 - $69.00	0.81	5,262,700	59.29	5,262,700	59.29
Total	3.56	19,975,103	$36.25	17,437,459	$38.85

The weighted-average fair value of options granted during 2023, 2022 and 2021, was approximately $9.75, $6.28, and $5.75 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised was $1 million during 2023 and 2022.

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

	Year Ended December 31,
Valuation Assumptions:	2023	2022	2021
Expected volatility	45.7%	43.6%	43.4%
Risk-free interest rate	4.1%	1.9%	0.6%
Expected dividend yield	0.9%	1.2%	0.0%
Expected term (in years)	5.8	5.4	5.1

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

The following summary presents information regarding outstanding options at December 31, 2023 and changes during 2023 with regard to options under all stock option plans:

		Weighted- Average	Weighted Average Remaining Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2022	21,080,388	$38.68	4.01	$—
Granted	1,014,002	$21.76
Forfeited	(1,908,768)	$57.61
Exercised	(210,519)	$16.68
Outstanding at December 31, 2023	19,975,103	$36.25	3.56	$—
Exercisable at December 31, 2023	17,437,459	$38.85	2.90	$—

At December 31, 2023, total unrecognized compensation cost related to nonvested stock options was $11 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2023, 2022 and 2021 was approximately $9 million, $10 million and $12 million, respectively. Cash received from option exercises for 2023 was $4 million. Cash received from option exercises was $2 million and zero in 2022 and 2021, respectively. The actual tax benefit (expense) realized for the tax deductions from share based compensation was zero in 2023, 2022, and 2021.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2023		2022
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,105,106	$28.39	1,193,934	$28.40
Granted	—	—	—	—
Forfeited	(48,301)	28.83	(88,828)	28.61
Exercised	—	—	—	—
Shares under SARs at end of year	1,056,805	$28.37	1,105,106	$28.39
Exercisable at end of year	1,056,805	$28.37	1,105,106	$28.39

The Company recognized no expense in 2023, 2022, or 2021. There was no liability for cash-settled SARs at December 31, 2023.

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

On May 17, 2023 the Company granted 84,000 restricted stock units with a fair value of $15.00 per share. The restricted stock units were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

The following summary presents information regarding outstanding restricted shares:

	Year Ended December 31,
	2023		2022		2021
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	7,188,183	$18.30	6,936,574	$21.32	6,073,963	$31.85
Granted	2,792,465	$22.70	3,509,425	$17.67	3,772,842	$15.03
Vested	(3,045,126)	$21.77	(2,863,385)	$17.11	(2,672,507)	$15.38
Forfeited	(320,044)	$23.89	(394,431)	$26.00	(237,724)	$63.65
Nonvested at end of year	6,615,478	$19.86	7,188,183	$18.30	6,936,574	$21.32

At December 31, 2023, there was approximately $68 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In the tables below, North America includes only the U.S. and Canada (in millions):

	Year Ended December 31, 2023
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,530	$1,238	$488	$—	$3,256
International	1,547	1,704	2,076	—	5,327
Eliminations	95	92	44	(231)	—
	$3,172	$3,034	$2,608	$(231)	$8,583

Land	$2,295	$1,784	$706	$—	$4,785
Offshore	782	1,158	1,858	—	3,798
Eliminations	95	92	44	(231)	—
	$3,172	$3,034	$2,608	$(231)	$8,583

	Year Ended December 31, 2022
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$1,407	$1,024	$448	$—	$2,879
International	1,306	1,511	1,541	—	4,358
Eliminations	64	53	45	(162)	—
	$2,777	$2,588	$2,034	$(162)	$7,237

Land	$2,066	$1,538	$543	$—	$4,147
Offshore	647	997	1,446	—	3,090
Eliminations	64	53	45	(162)	—
	$2,777	$2,588	$2,034	$(162)	$7,237

	Year Ended December 31, 2021
		Completion
	Wellbore	& Production	Rig
	Technologies	Solutions	Technologies	Eliminations	Total
North America	$904	$789	$275	$—	$1,968
International	991	1,131	1,434	—	3,556
Eliminations	64	43	30	(137)	—
	$1,959	$1,963	$1,739	$(137)	$5,524

Land	$1,423	$1,250	$390	$—	$3,063
Offshore	472	670	1,319	—	2,461
Eliminations	64	43	30	(137)	—
	$1,959	$1,963	$1,739	$(137)	$5,524

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2023, 2022, or 2021.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the years ending December 31, 2023, 2022 and 2021.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$685	$444
Provision, net	(1)	—
Billings	(1,396)	1,386
Revenue recognized	1,403	(1,315)
Currency translation adjustments and other	48	17
Balance at December 31, 2023	$739	$532

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company's intellectual property, including for technology related to drill bits. The Company accrued revenue for drill bit licenses of approximately $78 million and $80 million for years ended December 31, 2023 and 2022, respectively. As previously disclosed above, the Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, during the fourth quarter of 2023, the Company reclassified the royalty receivables from short-term to long-term, recognizing a non-cash discount charge of approximately $25 million to reflect the delayed timing of future cash collection. As of December 31, 2023, the receivables of $72 million, net of related allowances for credit losses of $9 million and $22 million for the remaining timing related discount, are included in Other Assets on the Consolidated Balance Sheets. These GAAP adjustments do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables in accordance with the policy described in Note 2. Also see Note 12 to the Consolidated Financial Statements for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. See Note 2 to the Consolidated Financial Statements for discussion of credit risk. As of December 31, 2023, the allowance for credit losses totaled $72 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2022	$71
Provision for expected credit losses	28
Recoveries collected	(15)
Other	(12)
Balance at December 31, 2023	$72

15. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$249	$113	$(257)
Foreign	363	125	27
	$612	$238	$(230)

The components of the provision (benefit) for income taxes consisted of (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(4)	$(1)	$4
State	2	—	(1)
Foreign	118	86	23
Total current income tax provision	116	85	26
Deferred:
Federal	(252)	3	(1)
State	(47)	—	—
Foreign	(190)	(5)	(10)
Total deferred income tax provision	(489)	(2)	(11)
Total income tax provision (benefit)	$(373)	$83	$15

The difference between the effective tax rate reflected in the provision (benefit) for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Federal income tax at U.S. statutory rate	$129	$50	$(48)
Foreign income tax rate differential	3	1	(9)
Change in deferred tax valuation allowance	(564)	24	31
Nondeductible expenses	18	18	17
Foreign inclusions, net of foreign tax credits	5	(4)	38
Change in uncertain tax positions	12	4	13
Withholding taxes	30	31	16
Income tax credits	(8)	(5)	(11)
Other	2	(36)	(32)
Total income tax provision (benefit)	$(373)	$83	$15

The effective tax rate for the year ended December 31, 2023 was (60.9%), compared to 34.9% for 2022. For the year-ended 2023, the effective tax rate was favorably impacted by the release of $485 million in valuation allowances in numerous jurisdictions. During the fourth quarter of 2023, the Company determined it was more likely than not the Company would be able to realize the benefit of a substantial portion of the deferred tax assets in the United States and the majority of its other international jurisdictions. In reaching this determination, the Company considered the growing trend of profitability over the last three years, particularly in the United States, as well as expectations regarding the generation of future taxable income and the sources of future taxable income. As a result of this analysis, the Company recognized a discrete tax benefit related to the release of valuation allowances of $299 million in the United States and $186 million outside the United States. As of December 31, 2023, the Company continues to maintain a valuation allowance of $346 million primarily related to foreign tax credit carryforwards in the United States and deferred tax assets in certain other jurisdictions due to several factors, including specific jurisdictions in which the Company does not project to generate sufficient future taxable income to realize all or a portion of its deferred tax assets specific to that jurisdiction; the specific nature and timing of future taxable income required to realize certain tax credit carryforwards, most notably U.S. foreign tax credits; and the timing of expiration of certain tax credit carryforwards. The effective tax rate was also favorably impacted by adjustments related to utilization of losses and tax credits for current and prior year tax returns, partially offset by current year losses in certain jurisdictions with no tax benefit.

For the year ended December 31, 2022 the effective tax rate was negatively impacted by losses in certain jurisdictions with no tax benefit, partially offset by favorable adjustments related to the foreign currency translation gains and the utilization of losses and tax credits for prior year tax returns.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Allowances and operating liabilities	$264	$276
Net operating loss carryforwards	249	324
Stock Compensation	48	51
Tax credit carryforwards	301	292
Other	121	119
Valuation allowance	(346)	(920)
Total deferred tax assets	637	142
Deferred tax liabilities:
Tax over book depreciation	43	49
Capital leases	67	73
Intangible assets	39	34
Deferred income	24	16
Accrued tax on unremitted earnings	38	32
Other	8	6
Total deferred tax liabilities	219	210
Net deferred tax asset (liability)	$418	$(68)

The valuation allowance decreased by $574 million during 2023. This decrease is comprised of $485 million due to the Company’s evaluation of the realizability of deferred tax assets based on future projections of taxable income, $68 million related to utilized NOLs and other timing differences in the United States, $8 million related to utilized NOLs in foreign jurisdictions, $7 million related to foreign currency exchange rate changes, and $6 million related to current year changes in the carrying value of deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Unrecognized tax benefit at beginning of year	$62	$60	$57
Gross increase for tax position in current year	18	—	—
Gross increase for tax positions in prior years	1	9	8
Gross decrease for tax positions in prior years	(3)	(1)	(1)
Cash Settlements	(4)	(1)	(1)
Lapse of statute of limitations	(7)	(5)	(3)
Unrecognized tax benefit at end of year	$67	$62	$60

The balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021 was $67 million, $62 million and $60 million, respectively. Accruals related to prior year domestic and foreign jurisdiction issues resulted in uncertain tax position increases of $19 million in 2023. Resolutions of domestic and foreign jurisdiction audits resulted in a $4 million and $1 million decrease in uncertain tax provisions for the years ended December 31, 2023 and 2022, respectively.

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a reduction to income tax expense in the period realized. The Company does not anticipate any material change within the next twelve months due to settlements and conclusions of tax examinations. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2023, 2022 and 2021, we recorded income tax expense of $5 million, $8 million and $8 million, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2023 and 2022, the Company had accrued $20 million and $23 million, respectively, of interest and penalty relating to unrecognized tax benefits.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Saudi Arabia, Brazil, China, the United Kingdom, the Netherlands, Denmark, and Mexico. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are generally open in the U.S. for tax years ending after 2013 and outside the U.S. for tax years ending after 2018.

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2023 were as follows (in millions):

	Federal	State	Foreign	Total
2024 - 2028 Expiration	$—	$9	$51	$60
2029 - 2043 Expiration	13	344	212	569
Unlimited Expiration	41	—	546	587
Total Net Operating Loss (NOL)	$54	$353	$809	$1,216
Tax Effected NOL	$11	$24	$214	$249

The Company has $277 million of excess foreign tax credits in the United States as of December 31, 2023, of which $145 million, $92 million, $12 million, $11 million, and $10 million and $7 million will expire in 2027, 2028, 2030, 2031, 2032 and 2033 respectively. As of December 31, 2023, the Company has remaining tax-deductible goodwill of $70 million, resulting from acquisitions. The amortization of this goodwill is deductible over various periods ranging up to 8 years.
16. Business Segments and Geographic Areas

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

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or services (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$2,933	$2,603	$1,760
Saudi Arabia	729	488	316
Brazil	605	495	316
Norway	473	351	365
Canada	324	277	207
United Kingdom	277	199	204
China	248	296	222
Argentina	247	211	151
United Arab Emirates	224	157	130
Australia	211	229	88
Denmark	160	78	—
Other Countries	2,152	1,853	1,765
Total	$8,583	$7,237	$5,524

The following table presents net property, plant and equipment by country based on the location (in millions):

	December 31,
	2023	2022
United States	$906	$883
Saudi Arabia	258	240
Brazil	101	94
United Kingdom	80	72
United Arab Emirates	73	64
Denmark	72	68
South Korea	66	66
Norway	60	56
Canada	51	50
Mexico	31	27
Indonesia	20	18
Other Countries	147	143
Total	$1,865	$1,781

Business Segments:

The following table presents selected financial data by business segment (in millions):

	Wellbore Technologies	Completion & Production Solutions	Rig Technologies	Eliminations and corporate (1)	Total
December 31, 2023
Revenue	$3,172	$3,034	$2,608	$(231)	$8,583
Operating profit (2)	423	188	314	(274)	651
Capital expenditures	174	63	29	17	283
Depreciation and amortization	155	66	66	15	302
Goodwill	327	483	752	—	1,562
Total assets	3,419	2,973	3,675	1,227	11,294
December 31, 2022
Revenue	$2,777	$2,588	$2,034	$(162)	$7,237
Operating profit (2)	304	69	144	(253)	264
Capital expenditures	109	59	34	12	214
Depreciation and amortization	150	62	73	16	301
Goodwill	313	480	712	—	1,505
Total assets	2,992	2,748	3,074	1,321	10,135
December 31, 2021
Revenue	$1,959	$1,963	$1,739	$(137)	$5,524
Operating profit	74	(65)	43	(186)	(134)
Capital expenditures	77	46	74	4	201
Depreciation and amortization	158	62	71	15	306
Goodwill	342	473	712	—	1,527
Total assets	2,670	2,465	2,621	1,794	9,550

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
(2)
Segment operating profit for 2023 includes charges, net of related credits, for: voluntary early retirement program (VERP) (Wellbore Technologies $19 million; Completion & Production Solutions $18 million; and, Rig Technologies $11 million); non-cash discount charge on royalty receivables (Wellbore Technologies $25 million); credits related to gains on sales of previously reserved inventory (Completion & Production Solutions $(2) million; and, Rig Technologies $(18) million); credit related to release of an earnout accrual (Rig Technologies $25 million); and severance and other restructuring costs (Completion & Production Solutions $10 million; and, Rig Technologies $1 million). Segment operating profit for 2022 includes charges, net of related credits, for: Russia impairment and other charges (Wellbore Technologies $60 million; Completion & Production Solutions $39 million; and, Rig Technologies $24 million); credits related to gains on sales of previously reserved inventory (Completion & Production Solutions $(8) million; and, Rig Technologies $(27) million); and severance and other restructuring costs (Completion & Production Solutions $5 million; and, Rig Technologies $3 million).

17. Impairment and Other Items

We recorded $51 million in other items for the year ended December 31, 2023, of which $52 million related to charges related to the VERP, $25 million related to a non-cash discount charge on royalty receivables, offset by credits related to the release of an earnout accrual of $25 million, and credits related to gains on sales of previously reserved inventory of $20 million. The other items are reported in "Cost of revenue" ($10 million for the year ended December 31, 2023) and "Selling, general and administrative" ($41 million for the year ended December 31, 2023) in our Consolidated Statement of Income (Loss).

As previously disclosed, in response to sanctions against Russia and Russian interests, the Company ceased new investments and curtailed our activities in Russia. Further, during the third quarter of 2022, the Company sold its business in Belarus and committed to a plan to sell its businesses in Russia. The sale is subject to government approval under Russian law. We expect to complete the sale of our Russian entities within the next 12 months, subject to regulatory approval. For the years ended December 31, 2023 and 2022, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and Other Current Assets” and “Accrued Liabilities”, respectively, in our Consolidated Balance Sheet.

We recorded $114 million in other items for the year ended December 31, 2022, of which $127 million relates to impairments for Russia and Belarus. The other items are reported in "Cost of revenue" ($63 million for the year ended December 31, 2022) and "Selling, general and administrative" ($51 million for the year ended December 31, 2022) in our Consolidated Statement of Income (Loss).

18. Subsequent Event

In an effort to drive further operational and financial efficiencies, the Company announced plans to consolidate its operational structure into two segments, Energy Equipment and Energy Products and Services. NOV’s new operational structure became effective January 1, 2024. The Company plans to begin reporting the new segment information beginning in the first quarter of 2024.

Subsequent to year end, NOV completed the acquisition of Extract, a leading provider of artificial lift technologies and services. Extract’s reputation for market-leading customer service and focus on maximizing run-time of electric submersible pumps has established the company as a key partner for operators looking to maximize the economic returns of their assets.

SCHEDULE II

NOV INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2023, 2022 and 2021

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge off's and other	Balance end of year
Reserve for excess and obsolete inventories:
2023	$378	$28	$(52)	$354
2022	444	(18)	(48)	378
2021	577	73	(206)	444
Valuation allowance for deferred tax assets:
2023	$920	$(564)	$(10)	$346
2022	1,127	24	(231)	920
2021	1,093	31	3	1,127