Form 10-Q
period 2024-03-31
NOV Inc.
filed 2024-04-26
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of April 12, 2024 the registrant had 395,535,931 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$468	$816
Receivables, net	1,867	1,905
Inventories, net	2,278	2,151
Contract assets	814	739
Prepaid and other current assets	261	229
Total current assets	5,688	5,840
Property, plant and equipment, net	1,878	1,865
Lease right-of-use assets, operating	381	372
Lease right-of-use assets, financing	176	172
Deferred income taxes	484	488
Goodwill	1,602	1,562
Intangibles, net	508	450
Investment in unconsolidated affiliates	247	211
Other assets	341	334
Total assets	$11,305	$11,294
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$823	$904
Accrued liabilities	767	870
Contract liabilities	533	532
Current portion of lease liabilities	99	94
Current portion of long-term debt	44	13
Accrued income taxes	6	22
Total current liabilities	2,272	2,435
Long-term debt	1,764	1,712
Lease liabilities	564	558
Deferred income taxes	92	70
Other liabilities	292	277
Total liabilities	4,984	5,052
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 395,503,573 and 393,945,659 shares issued and outstanding at March 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	8,818	8,812
Accumulated other comprehensive loss	(1,520)	(1,493)
Retained deficit	(1,056)	(1,155)
Total Company stockholders' equity	6,246	6,168
Noncontrolling interests	75	74
Total stockholders’ equity	6,321	6,242
Total liabilities and stockholders’ equity	$11,305	$11,294

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$2,155	$1,962
Cost of revenue	1,697	1,551
Gross profit	458	411
Selling, general and administrative	296	285
Operating profit	162	126
Interest and financial costs	(24)	(21)
Interest income	8	8
Equity income in unconsolidated affiliates	29	48
Other expense, net	(10)	(16)
Net income before income taxes	165	145
Provision for income taxes	44	20
Net income	121	125
Net income (loss) attributable to noncontrolling interests	2	(1)
Net income attributable to Company	$119	$126
Net income attributable to Company per share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.32
Cash dividends per share	$0.05	$0.05
Weighted average shares outstanding:
Basic	394	392
Diluted	397	396

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Net income	$121	$125
Currency translation adjustments	(26)	39
Changes in derivative financial instruments, net of tax	-	(10)
Changes in defined benefit plans, net of tax	(1)	10
Comprehensive income	94	164
Comprehensive income (loss) attributable to noncontrolling interest	2	(1)
Comprehensive income attributable to Company	$92	$165

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$121	$125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	83	77
Provision for inventory losses	—	4
Deferred income taxes	25	(2)
Equity income in unconsolidated affiliates	(29)	(48)
Stock-based compensation	19	15
Other, net	14	(2)
Change in operating assets and liabilities, net of acquisitions:
Receivables	69	(39)
Inventories	(20)	(221)
Contract assets	(75)	48
Prepaid and other current assets	(32)	(10)
Accounts payable	(105)	53
Accrued liabilities	(144)	(201)
Contract liabilities	—	(1)
Income taxes payable	(16)	(7)
Other assets/liabilities, net	12	7
Net cash used in operating activities	$(78)	$(202)

Cash flows from investing activities:
Purchases of property, plant and equipment	(69)	(57)
Business acquisitions, net of cash acquired	(243)	—
Other	1	5
Net cash used in investing activities	$(311)	$(52)

Cash flows from financing activities:
Borrowings against lines of credit and other debt	83	1
Cash dividends paid	(20)	(20)
Financing leases	(6)	(6)
Other	(14)	(16)
Net cash provided by (used in) financing activities	43	(41)
Effect of exchange rates on cash	(2)	—
Decrease in cash and cash equivalents	(348)	(295)
Cash and cash equivalents, beginning of period	816	1,069
Cash and cash equivalents, end of period	$468	$774

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$6	$4
Income taxes	$28	$20

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net income	—	—	—	—	119	119	2	121
Other comprehensive loss	—	—	—	(27)	—	(27)	—	(27)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	1	—	—	1	(1)	—
Stock-based compensation	—	—	19	—	—	19	—	19
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2024	396	$4	$8,818	$(1,520)	$(1,056)	$6,246	$75	$6,321

	Shares Issued and Outstanding	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net income	—	—	—	—	126	126	(1)	125
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	3	—	—	3	28	31
Stock-based compensation	—	—	15	—	—	15	—	15
Common stock issued	2	—	—	—	—	-	—	—
Withholding taxes	(1)	—	(17)	—	—	(17)	—	(17)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2023	394	$4	$8,756	$(1,554)	$(1,963)	$5,243	$65	$5,308

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2023 Annual Report on Form 10-K. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The fair values of cash and cash equivalents, receivables and payables were approximately the same as their presented carrying values because of the short maturities of these instruments. The fair value of long-term debt is provided in Note 9, and the fair values of derivative financial instruments are provided in Note 12.

2. Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2024	2023
Raw materials and supplies	$469	$479
Work in process	269	230
Finished goods and purchased products	1,865	1,796
	2,603	2,505
Less: Inventory reserve	(325)	(354)
Total	$2,278	$2,151

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2024	2023
Compensation	$173	$294
Vendor costs	167	133
Taxes (non-income)	69	112
Warranties	76	72
Insurance	52	44
Commissions	17	17
Fair value of derivatives	18	19
Interest	26	8
Other	169	171
Total	$767	$870

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2023	$(1,432)	$(5)	$(56)	$(1,493)
Accumulated other comprehensive loss before reclassifications	(26)	(2)	(1)	(29)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Balance at March 31, 2024	$(1,458)	$(5)	$(57)	$(1,520)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2024				2023
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$1	$—	$1
Cost of revenue	—	1	—	1	—	1	—	1
Other expense	—	—	—	—	2	—	—	2
Selling, general and administrative	—	—	—	—	—	—	1	1
Tax effect	—	—	—	—	—	—	—	—
	$—	$2	$—	$2	$2	$2	$1	$5

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of ($2) million during the three months ended March 31, 2024; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period were $2 million the three months ended March 31, 2024.

5. Segments

Effective January 1, 2024, NOV consolidated its reporting structure into two segments: Energy Products and Services, and Energy Equipment. Segment disclosures pertaining to prior periods have been restated to reflect the change in reportable segments.

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Energy Products and Services	$1,017	$941
Energy Equipment	1,178	1,052
Eliminations	(40)	(31)
Total revenue	$2,155	$1,962

Operating profit:
Energy Products and Services	$121	$112
Energy Equipment	95	71
Eliminations and corporate costs	(54)	(57)
Total operating profit	$162	$126

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Total other items included in operating profit for the three months ended March 31, 2024 and March 31, 2023, were a pre-tax credit of $3 million and $4 million, respectively, primarily related to gains on sale of previously reserved inventory.

6. Business Combinations

During the first quarter of 2024, our Energy Products and Services segment made two strategic acquisitions to enhance and expand our existing portfolio for a total consideration of $243 million, net of cash acquired. One of the two acquisitions involved White Deer Energy, a middle market private equity fund focused on energy investments. As the transaction involved a related party at the time it was entered into (e.g., directors Ben A. Guill and Eric L. Mattson both had an investment interest in certain White Deer Energy funds), the acquisition was approved by the disinterested members of the Company’s Board of Directors.

At March 31, 2024, we provisionally recorded $112 million of goodwill and amortizable intangible assets; $63 million of PP&E, including financing and operating lease right of use assets; $85 million of net working capital; and $17 million of finance and operating lease liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for these acquisitions.

7. Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended March 31,
	2024				2023
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Elims.	Total	and Services	Equipment	Elims.	Total
North America	$537	$296	$—	$833	$502	$312	$—	$814
International	456	866	—	1,322	421	727	—	1,148
Eliminations	24	16	(40)	—	18	13	(31)	—
	$1,017	$1,178	$(40)	$2,155	$941	$1,052	$(31)	$1,962

Land	$772	$427	$—	$1,199	$697	$485	$—	$1,182
Offshore	221	735	—	956	226	554	—	780
Eliminations	24	16	(40)	—	18	13	(31)	—
	$1,017	$1,178	$(40)	$2,155	$941	$1,052	$(31)	$1,962

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $6 million for the three months ended March 31, 2024 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,267 million. The Company expects to recognize approximately $1,079 million in revenue for the remaining performance obligations in 2024 and $3,188 million in 2025 and thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$739	$532
Billings	(275)	314
Revenue recognized	366	(301)
Currency translation adjustments and other	(16)	(12)
Balance at March 31, 2024	$814	$533

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company's intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $16 million for the three months ended March 31, 2024, and $20 million for the three months ended March 31, 2023. The Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, revenue and the related receivables are recorded at a discount to reflect the delayed timing of future cash collections. As of March 31, 2024, the receivables of $84 million, net of allowances of $13 million for credit losses and $20 million for the remaining timing related discount, are included in Other assets on the Consolidated Balance Sheets. These allowances do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables. See Note 15 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2024, the allowance for credit losses totaled $75 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2023	$72
Provision for expected credit losses	15
Recoveries collected	(5)
Other	(7)
Balance at March 31, 2024	$75

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

Components of leases are as follows (in millions):

	March 31,	December 31,
	2024	2023
Current portion of lease liabilities:
Operating	$72	$70
Financing	27	24
Total	$99	$94

	March 31,	December 31,
	2024	2023
Long-term portion of lease liabilities:
Operating	$347	$343
Financing	217	215
Total	$564	$558

9. Debt

Debt consists of (in millions):

	March 31,	December 31,
	2024	2023
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,091	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	496	495
Other debt	221	139
Total Debt	1,808	1,725
Less current portion	44	13
Long-term debt	$1,764	$1,712

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.8 billion from October 31, 2024 to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2024, the Company was in compliance with a debt-to-capitalization ratio of 24.5% and had $50 million of outstanding borrowings under the facility, resulting in $1.95 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of March 31, 2024, the Company has $104 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $10 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at March 31, 2024 included $34 million of funding provided by minority interest partners of NOV consolidated joint ventures, of which $3 million is due in the next twelve months.

The Company had $472 million of outstanding letters of credit at March 31, 2024, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2024 and December 31, 2023, the fair value of the Company’s unsecured Senior Notes approximated $1,380 million and $1,316 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At March 31, 2024 and December 31, 2023, the carrying value of the Company’s unsecured Senior Notes approximated $1,587 million and $1,586 million, respectively.

10. Income Taxes

The effective tax rate for the three months ended March 31, 2024 was 26.7%, compared to 13.8% for the same period in 2023. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and a shortfall related to previously recognized stock compensation deductibility, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by losses in certain jurisdictions with no tax benefit.

11. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At March 31, 2024, approximately 7.6 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”), however the Company is no longer granting new awards under the Former Plan.

On February 6, 2024, under the NOV Plan, the Company granted 1,110,478 stock options with a fair value of $7.90 per option and an exercise price of $17.52 per share; 2,571,356 restricted stock units with a fair value of $17.52 per share; and performance share awards (PSAs) to senior management employees with potential payouts varying from zero to 1,061,644 shares. The stock options vest over a three-year period from the grant date. The restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2024 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

Total expense for all stock-based compensation arrangements was $19 million for the three months ended March 31, 2024, and $15 million for the three months ended March 31, 2023.

There was an income tax benefit of $4 million recognized in the Consolidated Statements of Income for stock-based compensation arrangements under the NOV Plan for the three months ended March 31, 2024. There was no income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements under the NOV Plan for the three months ended March 31, 2023.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	March 31,		December 31,
Currency	2024		2023
Colombian Peso	COP	46,764	COP	57,487
South Korean Won	KRW	26,739	KRW	—
Norwegian Krone	NOK	2,668	NOK	2,179
Japanese Yen	JPY	1,118	JPY	1,118
U.S. Dollar	USD	853	USD	677
Brazilian Real	BRL	291	BRL	291
Mexican Peso	MXN	168	MXN	157
Euro	EUR	134	EUR	102
Singapore Dollar	SGD	27	SGD	23
South African Rand	ZAR	25	ZAR	25
British Pound Sterling	GBP	7	GBP	5
Danish Krone	DKK	4	DKK	2
Canadian Dollar	CAD	2	CAD	1

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

The Company expects accumulated other comprehensive income of $3 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of loss recognized in other expense, net was $3 million for the three months ended March 31, 2024 and $5 million for the three months ended March 31, 2023.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2024	2023	Location	2024	2023

Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$—	$8	Accrued liabilities	$4	$2
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$8		$4	$3
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$3	$11	Accrued liabilities	$14	$17
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives not designated as hedging instruments under ASC Topic 815		$3	$11		$14	$18
Total derivatives		$3	$19		$18	$21

13. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income attributable to Company	$119	$126
Denominator:
Basic—weighted average common shares outstanding	394	392
Dilutive effect of employee stock options and other unvested stock awards	3	4
Diluted outstanding shares	397	396

Net income attributable to Company per share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.32

Cash dividends per share	$0.05	$0.05

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three months ended March 31, 2024 and 2023, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 17 million shares for the three months ended March 31, 2024, compared to 16 million shares for the three months ended March 31, 2023.

14. Cash Dividends

Cash dividends were $20 million for both the three months ended March 31, 2024 and March 31, 2023. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company is also a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which may arise from the Company’s business activities. These regulatory matters and disputes may involve private parties and/or government authorities who may assert a broad variety of potential claims against the Company, such as employment law claims, collective actions or class action claims, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which may include negligence, breach of contract, strict liability, product liability, and other theories of liability. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of March 31, 2024, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

The Company periodically assesses the potential for losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies. The litigation process and the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, will not materially affect our financial position, cash flow or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of the uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations, enforcement actions, and similar matters, the Company’s actual liabilities incurred may materially exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.

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

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers. To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each license agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The license agreements each provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they have not elected to manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped payment. The Company has sued asserting that failure to pay the royalties is a breach of the license agreements at issue. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the licenses. The parties’ legal filings to date can be found in two cases currently pending in the United States District Court for the Southern District of Texas: Grant Prideco, Inc., et al. v. Schlumberger Tech. Corp., et al., No. 4:23-cv-00730; and Halliburton Energy Serv, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789. While the Company strongly believes that the royalties for which it has sued are due and owing pursuant to the terms of the licensing agreements, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. See Note 7 to the Consolidated Financial Statements for discussion of the financial impact of royalties.

The protection of intellectual property is important to the Company’s performance, and as such, an adverse result in disputes related to our intellectual property could result in materially adverse financial consequences such as a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

From time-to-time purchasers of our products and services or members of our supply chain or sales chain become involved in litigation, governmental investigations, internal investigations, political or other enforcement matters, or other dispute proceedings. In such circumstances, such proceedings may adversely impact the ability of purchasers of our products, entities providing financial support to such consumers or entities in the supply chain or sales chain to timely perform their business plans or to timely perform under agreements with us. We may, from time to time, become involved in these proceedings, at substantial cost to the Company.

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which or to which we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations presents challenges which could result in future liabilities (for example, alleged violation of those laws or when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, fines, penalties, increased costs, the need for renegotiation of agreements, and other business disruptions. Trade regulations, supply chain regulations, and other regulatory compliance in different jurisdictions may conflict with one another or with contractual terms with our various counterparties. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful and this could lead to negative impacts on revenue or earnings. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela.

In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries regarding the armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities there. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. The Russian government continues to enact new laws impacting the exit of western companies from Russia, including some instances of expropriation of western businesses. We may incur additional costs as a result of conditions in Russia if we are unable to complete the transaction to sell our Russian business on the terms of the agreements.

Geopolitical events continue to pose supply chain risks. The Company’s ability to manufacture equipment and perform services could be impaired from such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to factors such as materials shortages, inflationary pressures, and limited manpower. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions along with the inflationary impacts of pandemic monetary and regulatory policies could have material adverse impacts on our financial results.

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

16. Subsequent Event

On April 9, 2024, NOV completed the divestiture of its Pole Products business. Pole Products is a leading manufacturer of premium spun-cast concrete, tapered steel, and innovative fiberglass poles for diverse applications.

On April 25, 2024, the Company announced that its Board of Directors authorized and approved a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. The timing and total amount of any stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.

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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 61 countries. Effective January 1, 2024, NOV consolidated its reporting structure into two segments: Energy Products and Services, and Energy Equipment. Segment disclosures pertaining to prior periods have been restated to reflect the change in reportable segments.

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

Energy Products and Services

The Company’s Energy Products and Services segment provides a variety of technologies used primarily to perform drilling and well completion operations and offers services that optimize their performance.

Energy Products and Services designs, manufactures, rents, and sells equipment and products for drilling, intervention, completion, and production activities, including: drill bits, downhole tools, premium drill pipe, drilling fluids, managed pressure drilling, integral and weld-on connectors for conductor strings and surface casing, completion tools, and artificial lift systems.

The segment delivers services, software, and digital solutions to improve drilling and completion operational performance. Services include tubular inspection and coating services, solids control and waste management equipment and services, and managed pressure drilling solutions. Software and digital services and solutions offer drilling and completion optimization and remote monitoring capabilities via downhole and surface instrumentation, wired drill pipe services, software controls and applications, and data management and analytics services at the edge and in the cloud.

The segment also designs, manufactures, and delivers high-end composite pipe, tanks, and structures engineered to solve both corrosion and weight challenges in a wide variety of applications, including oil and gas, chemical, industrial, wastewater, fuel handling, marine and offshore, and rare earth mineral extraction .

Energy Products and Services serves oil and gas companies drilling contractors, oilfield service companies, oilfield equipment rental companies and developers of geothermal energy. Demand for the segment’s products and services primarily depends on the level of oilfield drilling activity by oil and gas companies, drilling contractors, and oilfield service companies. Demand for the segment’s composite solutions serving applications outside of oil and gas are driven by industrial activity, infrastructure spend, and population growth.

Energy Equipment

The Company’s Energy Equipment segment manufactures and supports the capital equipment and integrated systems needed for oil and gas exploration and production, both onshore and offshore, as well as for other marine-based and industrial markets.

The segment designs, manufactures, and integrates technologies for drilling and producing oil and gas wells. This includes equipment and technologies needed for drilling, including land rigs, offshore drilling equipment packages, drilling rig components, and software control systems that mechanize and automate the drilling process and rig functionality; hydraulic fracture stimulation, including pressure pumping trucks, blenders, sanders, hydration units, injection units, flowline, and manifolds; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; cementing products for pumping, mixing, transport, and storage; onshore production, including fluid processing, and surface transfer as well as progressive cavity pumps; offshore production, including integrated production systems and subsea production technologies; and aftermarket support of these technologies, providing spare parts, service, and repair.

Energy Equipment primarily serves contract drillers, oilfield service companies, and oil and gas companies. Demand for the segment’s products primarily depends on capital spending plans by drilling contractors, service companies, and oil and gas companies; and secondarily on the overall level of oilfield drilling, completions, and workover activity which drives demand for equipment, spare parts, service, and repair for the segment’s large installed base of equipment.

The segment also serves marine and offshore markets, where it designs and builds equipment for wind turbine installation and cable lay vessels, and offers heavy lift cranes and jacking systems; industrial markets, where the segment provides pumps and mixers for a wide breadth of industrial end markets; and other energy transition markets, where it is applying its gas processing expertise to provide solutions that aid in hydrogen production and carbon sequestration.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2023, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts, impairment of goodwill and other indefinite-lived intangible assets, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2024, the Company generated revenues of $2.16 billion, an increase of 10 percent compared to the first quarter of 2023. Net income was $119 million, or 5.5 percent of sales, a decrease of $7 million compared to the first quarter of 2023 primarily due to higher tax rate and lower income from unconsolidated entities. Operating profit was $162 million, or 7.5 percent of sales. The company recorded a net pre-tax credit of $3 million within Other Items. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased 24 percent year-over-year to $241 million, or 11.2 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $1,017 million in the first quarter of 2024, an increase of eight percent from the first quarter of 2023. Operating profit was $121 million, or 11.9 percent of sales. Adjusted EBITDA increased $20 million from the prior year to $174 million, or 17.1 percent of sales. Growing demand from international and offshore markets in addition to market share gains in North America helped drive improved revenue and profitability.

Energy Equipment

Energy Equipment generated revenues of $1,178 million in the first quarter of 2024, an increase of 12 percent from the first quarter of 2023. Operating profit was $95 million, or 8.1 percent of sales, and included a credit of $4 million in Other Items. Adjusted EBITDA increased $25 million from the prior year to $119 million, or 10.1 percent of sales. Improved revenue and profitability were primarily the result of strong execution on the segment's capital equipment backlog and improved demand for aftermarket products and services.

New orders booked during the quarter totaled $390 million, representing a book-to-bill of 77 percent when compared to the $507 million of orders shipped from backlog. Outlook for capital equipment remains positive with a sizeable order the segment expected to book in the first quarter slipping into the early part of the second quarter while final adjustments are made to product specifications. As of March 31, 2024, backlog for capital equipment orders for Energy Equipment was $3,955 million, an increase of $115 million from the first quarter of 2023.

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

Geopolitical risks, among other macro environment uncertainties, may drive volatility and could pressure commodity prices near-term; however, management believes diminished global oil and gas production capacity and rising energy security risks will continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind, solar and geothermal energy products. Key industry indicators for the first quarter of 2024 and 2023, and the fourth quarter of 2023 include the following:

				% increase (decrease)
				1Q24 v	1Q24 v
	1Q24*	1Q23*	4Q23*	1Q23	4Q23
Active Drilling Rigs:
U.S.	623	761	622	(18.1%)	0.2%
Canada	209	223	182	(6.3%)	14.8%
International	965	915	965	5.5%	—%
Worldwide	1,797	1,899	1,769	(5.4%)	1.6%

West Texas Intermediate Crude Prices (per barrel)	$77.56	$76.08	$78.41	1.9%	(1.1%)

Natural Gas Prices ($/mmbtu)	$2.13	$2.65	$2.74	(19.6%)	(22.3%)

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2024, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	1Q22	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24
Total Rigs	1,654	1,644	1,817	1,872	1,899	1,797	1,790	1,769	1,797
Canada	198	114	199	190	223	115	188	182	209
US	633	715	761	775	761	722	651	622	623
International	823	815	857	907	915	960	951	965	965
W. TX Int. ($)	$94.54	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30	$78.41	$77.56

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 2 percent (from 1,769 to 1,797) in the first quarter of 2024 compared to the fourth quarter of 2023, mainly attributable to Canada. The average per barrel price of West Texas Intermediate Crude Oil decreased 1 percent (from $78.41 per barrel to $77.56 per barrel) and natural gas prices decreased 22 percent (from $2.74 per mmbtu to $2.13 per mmbtu) in the first quarter of 2024 compared to the fourth quarter of 2023.

At April 12, 2024, there were 758 rigs actively drilling in North America, comprised of U.S. and Canada, which decreased 9 percent from the first quarter average of 832 rigs. The price for West Texas Intermediate Crude Oil was $85.66 per barrel at April 12, 2024, an increase of 10 percent from the first quarter of 2024 average. The price for natural gas was $1.77 per mmbtu at April 12, 2024, a decrease of 17 percent from the first quarter of 2024 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Energy Products and Services	$1,017	$941
Energy Equipment	1,178	1,052
Eliminations	(40)	(31)
Total revenue	$2,155	$1,962

Operating profit:
Energy Products and Services	$121	$112
Energy Equipment	95	71
Eliminations and corporate costs	(54)	(57)
Total operating profit	$162	$126

Energy Products and Services

three months ended March 31, 2024 and 2023. Revenue from Energy Products and Services was $1,017 million for the three months ended March 31, 2024, compared to $941 million for the three months ended March 31, 2023, an increase of $76 million or 8 percent. Operating profit from Energy Products and Services was $121 million for the three months ended March 31, 2024 compared to an operating profit of $112 million for the three months ended March 31, 2023, an increase of $9 million. Growing demand from international and offshore markets, market share gains in North America and an acquisition during the quarter helped drive improved revenue and profitability.

Energy Equipment

three months ended March 31, 2024 and 2023. Revenue from Energy Equipment was $1,178 million for the three months ended March 31, 2024, compared to $1,052 million for the three months ended March 31, 2023, an increase of $126 million or 12 percent. Operating profit from Energy Equipment was $95 million for the three months ended March 31, 2024 compared to an operating profit of $71 million for the three months ended March 31, 2023, an increase of $24 million. Improved revenue and profitability were primarily the result of strong execution on the segment's capital equipment backlog and improved demand for aftermarket products and services.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $3,955 million at March 31, 2024, an increase of $115 million from backlog of $3,840 million at March 31, 2023. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 36 percent of backlog to become revenue during the rest of 2024 and the remainder thereafter. At March 31, 2024, approximately 43 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $54 million for the three months ended March 31, 2024, compared to $57 million for the three months ended March 31, 2023. Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Other expense, net

Other expense, net was $10 million for the three months ended March 31, 2024, compared to $16 million for the three months ended March 31, 2023. The change in expense was primarily due to fluctuations in foreign currencies.

Provision for income taxes

The effective tax rate for the three months ended March 31, 2024 was 26.7%, compared to 13.8% for the same period in 2023. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and a shortfall related to previously recognized stock compensation deductibility, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by losses in certain jurisdictions with no tax benefit.

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

The Company defines Adjusted EBITDA as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items. Adjusted EBITDA % is a ratio showing Adjusted EBITDA as a percentage of sales. Management believes this is important information to provide because it is used by management to evaluate the Company’s operational performance and trends between periods and manage the business. Management also believes this information may be useful to investors and analysts to gain a better understanding of the Company’s results of ongoing operations. Adjusted EBITDA and Adjusted EBITDA % are not intended to replace GAAP financial measures, such as Net Income and Operating Profit %.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2024	2023	2023
Operating profit:
Energy Products and Services	$121	$112	$94
Energy Equipment	95	71	121
Eliminations and corporate costs	(54)	(57)	(54)
Total operating profit	$162	$126	$161

Operating profit %:
Energy Products and Services	11.9%	11.9%	8.8%
Energy Equipment	8.1%	6.7%	9.3%
Eliminations and corporate costs	-	-	-
Total operating profit %	7.5%	6.4%	6.9%

Other items, net:
Energy Products and Services	$—	$—	$50
Energy Equipment	(4)	(4)	(1)
Corporate	1	—	6
Total other items	$(3)	$(4)	$55

(Gain)/loss on sales of fixed assets:
Energy Products and Services	$(1)	$(3)	$1
Energy Equipment	—	(2)	—
Corporate	—	1	—
Total (gain)/loss on sales of fixed assets	$(1)	$(4)	$1

Depreciation & amortization:
Energy Products and Services	$54	$45	$48
Energy Equipment	28	29	27
Corporate	1	3	2
Total depreciation & amortization	$83	$77	$77

Adjusted EBITDA:
Energy Products and Services	$174	$154	$193
Energy Equipment	119	94	147
Eliminations and corporate costs	(52)	(53)	(46)
Total Adjusted EBITDA	$241	$195	$294

Adjusted EBITDA %:
Energy Products and Services	17.1%	16.4%	18.0%
Energy Equipment	10.1%	8.9%	11.3%
Corporate	-	-	-
Total Adjusted EBITDA %	11.2%	9.9%	12.5%

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$119	$126	$598
Noncontrolling interests	2	(1)	(3)
Provision (benefit) for income taxes	44	20	(460)
Interest expense	24	21	23
Interest income	(8)	(8)	(7)
Equity income in unconsolidated affiliates	(29)	(48)	(18)
Other expense, net	10	16	28
(Gain)/loss on Sales of fixed assets	(1)	(4)	1
Depreciation and amortization	83	77	77
Other items, net	(3)	(4)	55
Total Adjusted EBITDA	$241	$195	$294

Liquidity and Capital Resources

Overview

At March 31, 2024, the Company had cash and cash equivalents of $468 million and total debt of $1,808 million. At December 31, 2023, cash and cash equivalents were $816 million and total debt was $1,725 million. As of March 31, 2024, approximately $453 million of the $468 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.8 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon SOFR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of March 31, 2024, the Company was in compliance with a debt-to-capitalization ratio of 24.5% and had $50 million of outstanding borrowings under the facility, resulting in $1.95 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of March 31, 2024, the Company had $104 million in borrowings related to this line of credit. The Company has $10 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at March 31, 2024 consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $221 million. The Company was in compliance with all covenants at March 31, 2024. Long-term lease liabilities totaled $564 million at March 31, 2024.

The Company had $472 million of outstanding letters of credit at March 31, 2024, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash used in continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(78)	$(202)
Net cash used in investing activities	(311)	(52)
Net cash provided by (used in) financing activities	43	(41)

Significant uses of cash during the first three months of 2024

•
Cash flows used in operating activities were $78 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $69 million.
•
Business acquisitions, net of cash, were $243 million.
•
Payments of $20 million in dividends to our shareholders.

Other

The effect of the change in exchange rates on cash flows was a decrease of $2 million for the first three months of 2024, and immaterial for the first three months of 2023.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

Through a return of capital framework, we expect to return at least 50 percent of excess free cash flow (defined as cash flow from operations, less capital expenditures and other investments, including acquisitions) through a combination of steady, quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up to shareholders on an annual basis. Associated with the plan, our Board of Directors authorized a share repurchase program for up to $1.0 billion of the currently outstanding shares of our common stock over a period of 36 months, and we have announced that we expect to increase our quarterly cash dividend on its common stock from $0.05 per share to $0.075 per share, a 50 percent increase. The first quarterly dividend of $0.075 per share is anticipated to be paid out during the quarter ended June 30, 2024. Subject to the approval of our Board of Directors, the Company also intends to declare a supplemental dividend during the second quarter ended June 30, 2025. The amount of such supplemental dividend is expected to be a minimum of 50% of the our Excess Free Cash Flow less capital returned to shareholders via base dividends and share repurchases during 2024. The declaration and payment of any future dividend is subject to the sole discretion of the our Board of Directors and will depend on our earnings, financial condition, capital requirements, level of indebtedness, applicable statutory and contractual restrictions and other considerations that the Board of Directors deems relevant.

Under the share repurchase program, we may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. The timing and total amount of any stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the information in this document contains, or has incorporated by reference, forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “may,” “believe,” “plan,” “will,” “expect,” “anticipate,” “estimate,” “should,” “forecast,” and similar words, although some forward-looking statements are expressed differently. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in the forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products and worldwide economic activity, including matters related to recent Russian sanctions. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our Annual Report on Form 10-K for the year-end December 31, 2023, as updated in Part II, Item 1A of our Quarterly Reports on Form 10-Q, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements, and additional disclosures we make in our press releases and Forms 10-Q, and 8-K. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $6 million in the first three months of 2024, compared to a $9 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $475 million and translation exposures totaling $309 million as of March 31, 2024. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $37 million and the translational exposures could affect Other Comprehensive Income by $31 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At March 31, 2024, borrowings consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $221 million. At March 31, 2024, there were no outstanding letters of credit issued under the credit facility, resulting in $1.95 billion of funds available under this credit facility. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, NIBOR or CDOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2024	—	—	—	—
February 1 through February 29, 2024	836,773	$17.43	—	—
March 1 through March 31, 2024	—	—	—	—
Total(1)	836,773	$17.43	—

(1) The 836,773 shares listed as “purchased” were withheld from employees' vesting of restricted stock grants, as required for income taxes, and retired. These shares were not part of a publicly announced program to purchase common stock.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 31.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (2)

10.1	Amendment to 5-Year Credit Agreement, dated as of March 18, 2024 (Exhibit 10.1) (3)

10.2	Form of Restricted Stock Agreement (3)

10.3	Form of Performance Award Agreement (3)

10.4	Form of Employee Nonqualified Stock Option Grant Agreement (3)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: April 26, 2024	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)