Form 10-Q
period 2024-06-30
NOV Inc.
filed 2024-07-29
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of July 12, 2024 the registrant had 393,706,882 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$827	$816
Receivables, net	1,854	1,905
Inventories, net	2,157	2,151
Contract assets	772	739
Prepaid and other current assets	234	229
Total current assets	5,844	5,840
Property, plant and equipment, net	1,882	1,865
Lease right-of-use assets, operating	376	372
Lease right-of-use assets, financing	175	172
Deferred income taxes	396	488
Goodwill	1,618	1,562
Intangibles, net	498	450
Investment in unconsolidated affiliates	168	211
Other assets	340	334
Total assets	$11,297	$11,294
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$809	$904
Accrued liabilities	782	870
Contract liabilities	508	532
Current portion of lease liabilities	99	94
Current portion of long-term debt	24	13
Accrued income taxes	20	22
Total current liabilities	2,242	2,435
Long-term debt	1,724	1,712
Lease liabilities	553	558
Deferred income taxes	59	70
Other liabilities	287	277
Total liabilities	4,865	5,052
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 393,706,882 and 393,945,659 shares issued and outstanding at June 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	8,784	8,812
Accumulated other comprehensive loss	(1,549)	(1,493)
Retained deficit	(860)	(1,155)
Total Company stockholders' equity	6,379	6,168
Noncontrolling interests	53	74
Total stockholders’ equity	6,432	6,242
Total liabilities and stockholders’ equity	$11,297	$11,294

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$2,216	$2,093	$4,371	$4,055
Cost of revenue	1,626	1,636	3,323	3,187
Gross profit	590	457	1,048	868
Selling, general and administrative	277	276	573	561
Operating profit	313	181	475	307
Interest and financial costs	(22)	(21)	(46)	(42)
Interest income	8	8	16	16
Equity income in unconsolidated affiliates	8	37	37	85
Other expense, net	(14)	(29)	(24)	(45)
Net income before income taxes	293	176	458	321
Provision for income taxes	70	19	114	39
Net income	223	157	344	282
Net income (loss) attributable to noncontrolling interests	(3)	2	(1)	1
Net income attributable to Company	$226	$155	$345	$281
Net income attributable to Company per share:
Basic	$0.57	$0.39	$0.88	$0.72
Diluted	$0.57	$0.39	$0.87	$0.71
Cash dividends per share	$0.075	$0.05	$0.125	$0.10
Weighted average shares outstanding:
Basic	395	393	394	392
Diluted	397	395	398	396

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$223	$157	$344	$282
Currency translation adjustments	(31)	43	(57)	82
Changes in derivative financial instruments, net of tax	2	(1)	2	(11)
Changes in defined benefit plans, net of tax	—	(3)	(1)	7
Comprehensive income	194	196	288	360
Comprehensive income (loss) attributable to noncontrolling interest	(3)	2	(1)	1
Comprehensive income attributable to Company	$197	$194	$289	$359

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$344	$282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	169	148
Provision for inventory losses	11	14
Deferred income taxes	76	(3)
Equity income in unconsolidated affiliates	(37)	(85)
Dividend from unconsolidated affiliate	84	—
Stock-based compensation	36	32
Gain on business divestiture	(131)	—
Other, net	24	(18)
Change in operating assets and liabilities, net of acquisitions
Receivables	62	(161)
Inventories	62	(393)
Contract assets	(33)	(19)
Prepaid and other current assets	(5)	(36)
Accounts payable	(113)	99
Accrued liabilities	(112)	(207)
Contract liabilities	(26)	44
Income taxes payable	(3)	(17)
Other assets/liabilities, net	(54)	46
Net cash provided by (used in) operating activities	$354	$(274)
Cash flows from investing activities:
Purchases of property, plant and equipment	(151)	(133)
Business acquisitions, net of cash acquired	(252)	—
Business divestitures, net of cash disposed	176	—
Other	1	5
Net cash used in investing activities	$(226)	$(128)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	419	2
Payments against lines of credit and other debt	(422)	(5)
Cash dividends paid	(50)	(40)
Share repurchases	(37)	—
Financing leases	(13)	(11)
Other	(10)	(19)
Net cash used in financing activities	(113)	(73)
Effect of exchange rates on cash	(4)	(2)
Increase (decrease) in cash and cash equivalents	11	(477)
Cash and cash equivalents, beginning of period	816	1,069
Cash and cash equivalents, end of period	$827	$592

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$45	$41
Income taxes	$77	$52

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net income	—	—	—	—	119	119	2	121
Other comprehensive loss	—	—	—	(27)	—	(27)	—	(27)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	1	—	—	1	(1)	—
Stock-based compensation	—	—	19	—	—	19	—	19
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2024	396	$4	$8,818	$(1,520)	$(1,056)	$6,246	$75	$6,321
Net income	—	—	—	—	226	226	(3)	223
Other comprehensive loss	—	—	—	(29)	—	(29)	—	(29)
Cash dividends, $0.075 per common share	—	—	—	—	(30)	(30)	—	(30)
Transactions with non-controlling interests	—	—	(17)	—	—	(17)	(19)	(36)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(2)	—	(37)	—	—	(37)	—	(37)
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2024	394	$4	$8,784	$(1,549)	$(860)	$6,379	$53	$6,432

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net income	—	—	—	—	126	126	(1)	125
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	3	—	—	3	28	31
Stock-based compensation	—	—	15	—	—	15	—	15
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(17)	—	—	(17)	—	(17)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2023	394	$4	$8,756	$(1,554)	$(1,963)	$5,243	$65	$5,308
Net income	—	—	—	—	155	155	2	157
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Other	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2023	394	$4	$8,773	$(1,515)	$(1,828)	$5,434	$63	$5,497

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2024	2023
Raw materials and supplies	$440	$479
Work in process	235	230
Finished goods and purchased products	1,779	1,796
	2,454	2,505
Less: Inventory reserve	(297)	(354)
Total	$2,157	$2,151

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2024	2023
Compensation	$205	$294
Vendor costs	144	133
Taxes (non-income)	93	112
Warranties	74	72
Insurance	62	44
Commissions	16	17
Fair value of derivatives	10	19
Interest	9	8
Other	169	171
Total	$782	$870

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2023	$(1,432)	$(5)	$(56)	$(1,493)
Accumulated other comprehensive loss before reclassifications	(57)	—	(1)	(58)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Balance at June 30, 2024	$(1,489)	$(3)	$(57)	$(1,549)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended June 30,
	2024				2023
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$4	$—	$4
Cost of revenue	—	—	—	—	—	1	—	1
Other expense	—	—	—	—	—	—	—	—
Selling, general and administrative	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$5	$—	$5

	Six Months Ended June 30,
	2024				2023
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$5	$—	$5
Cost of revenue	—	1	—	1	—	2	—	2
Other expense	—	—	—	—	2	—	—	2
Selling, general and administrative	—	—	—	—	—	—	1	1
	$—	$2	$—	$2	$2	$7	$1	$10

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of $2 million and zero during the three and six months ended June 30, 2024; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period, which were zero and $2 million the three and six months ended June 30, 2024.

5. Segments

Effective January 1, 2024, NOV consolidated its reporting structure into two segments: Energy Products and Services, and Energy Equipment. Segment disclosures pertaining to prior periods have been restated to reflect the change in reportable segments.

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Energy Products and Services	$1,050	$1,029	$2,067	$1,970
Energy Equipment	1,204	1,117	2,382	2,169
Eliminations	(38)	(53)	(78)	(84)
Total revenue	$2,216	$2,093	$4,371	$4,055

Operating profit:
Energy Products and Services	$128	$156	$249	$268
Energy Equipment	232	81	327	152
Eliminations and corporate costs	(47)	(56)	(101)	(113)
Total operating profit	$313	$181	$475	$307

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Total other items included in operating profit were a credit of $118 million and $121 million for the three and six months ended June 30, 2024, primarily related to gains from divestiture of its Pole Products business, and a credit of $7 million and $11 million for the three and six months ended June 30, 2023, primarily related to gains on the sale of previously reserved inventory.

6. Acquisitions and Divestitures

During the first half of 2024, our Energy Products and Services segment made two strategic acquisitions to enhance and expand our existing portfolio for a total consideration of $245 million, net of cash acquired. One of the two acquisitions was a company owned by White Deer Energy, a middle market private equity fund focused on energy investments. As the transaction involved a related party at the time it was entered into (e.g., directors Ben A. Guill and Eric L. Mattson both had an investment interest in certain White Deer Energy funds), the acquisition was approved by the disinterested members of the Company’s Board of Directors.

As of June 30, 2024, we provisionally recorded $126 million of goodwill and amortizable intangible assets; $63 million of PP&E, including financing and operating lease right of use assets; $89 million of net working capital; $16 million of finance and operating lease liabilities, and $17 million in other liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for these acquisitions.

On April 9, 2024, NOV completed the divestiture of its Pole Products business. Pole Products is a leading manufacturer of premium spun-cast concrete and tapered steel poles for diverse applications. We recorded a gain of $131 million, which is included as a reduction of Cost of Revenue on the Consolidated Statements of Income.

During the second quarter, the Company purchased the remaining noncontrolling interest in Keystone Tower Systems (KTS) for total consideration of $30 million.

7. Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended June 30,
	2024				2023
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Elims.	Total	and Services	Equipment	Elims.	Total
North America	$534	$301	$—	$835	$519	$326	$—	$845
International	493	888	—	1,381	471	777	—	1,248
Eliminations	23	15	(38)	—	39	14	(53)	—
	$1,050	$1,204	$(38)	$2,216	$1,029	$1,117	$(53)	$2,093

Land	$777	$460	$—	$1,237	$729	$443	$—	$1,172
Offshore	250	729	—	979	261	660	—	921
Eliminations	23	15	(38)	—	39	14	(53)	—
	$1,050	$1,204	$(38)	$2,216	$1,029	$1,117	$(53)	$2,093

	Six Months Ended June 30,
	2024				2023
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Elims.	Total	and Services	Equipment	Elims.	Total
North America	$1,071	$597	$—	$1,668	$1,021	$638	$—	$1,659
International	949	1,754	—	2,703	892	1,504	—	2,396
Eliminations	47	31	(78)	—	57	27	(84)	—
	$2,067	$2,382	$(78)	$4,371	$1,970	$2,169	$(84)	$4,055

Land	$1,549	$887	$—	$2,436	$1,426	$928	$—	$2,354
Offshore	471	1,464	—	1,935	487	1,214	—	1,701
Eliminations	47	31	(78)	—	57	27	(84)	—
	$2,067	$2,382	$(78)	$4,371	$1,970	$2,169	$(84)	$4,055

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $8 million for the three months ended June 30, 2024 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,691 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders and supplier accelerations or delays, the Company expects to recognize approximately $778 million in revenue for the remaining performance obligations in 2024, $1,316 million in 2025, $801 million in 2026, and $1,796 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$739	$532
Billings	(639)	582
Revenue recognized	710	(592)
Currency translation adjustments and other	(38)	(14)
Balance at June 30, 2024	$772	$508

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company's intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $17 million and $33 million for the three and six months ended June 30, 2024, and $21 million and $41 million for the three and six months ended June 30, 2023. The Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, revenue and the related receivables are recorded at a discount to reflect the delayed timing of future cash collections. As of June 30, 2024, the receivables of $96 million, net of allowances of $17 million for credit losses and $18 million for the remaining timing related discount, are included in Other assets on the Consolidated Balance Sheets. These allowances do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables. See Note 15 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2024, the allowance for credit losses totaled $73 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2023	$72
Provision for expected credit losses	24
Recoveries collected	(8)
Other	(15)
Balance at June 30, 2024	$73

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2024	2023
Current portion of lease liabilities:
Operating	$72	$70
Financing	27	24
Total	$99	$94

	June 30,	December 31,
	2024	2023
Long-term portion of lease liabilities:
Operating	$339	$343
Financing	214	215
Total	$553	$558

9. Debt

Debt consists of (in millions):

	June 30,	December 31,
	2024	2023
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,091	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	496	495
Other debt	161	139
Total Debt	1,748	1,725
Less current portion	24	13
Long-term debt	$1,724	$1,712

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.8 billion from October 31, 2024 to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2024, the Company was in compliance with a debt-to-capitalization ratio of 23.6% and had no outstanding borrowings or letters of credits issued under the facility, resulting in $2.0 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of June 30, 2024, the Company has $99 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at June 30, 2024 included $61 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $14 million is due in the next twelve months.

The Company had $457 million of outstanding letters of credit at June 30, 2024, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2024 and December 31, 2023, the fair value of the Company’s unsecured Senior Notes approximated $1,288 million and $1,316 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At June 30, 2024 and December 31, 2023, the carrying value of the Company’s unsecured Senior Notes approximated $1,587 million and $1,586 million, respectively.

10. Income Taxes

The effective tax rate for the three and six months ended June 30, 2024 was 23.9% and 24.9%, respectively, compared to 10.8% and 12.1% for the same period in 2023. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and adjustments to the carrying value of deferred tax assets, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

11. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At June 30, 2024, approximately 7.7 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”), however the Company is no longer granting new awards under the Former Plan.

On May 15, 2024, the Company granted 85,950 restricted stock units with a fair value of $18.85 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

On May 13, 2024, the Company granted 2,667 restricted stock units with a fair value of $18.76 per share. On May 30, 2024, the Company granted 13,639 restricted stock units with a fair value of $18.33 per share. The awards were granted to employees and vest in three equal annual installments commencing on the first anniversary of grant date.

Total expense for all stock-based compensation arrangements was $17 million and $36 million for the three and six months ended June 30, 2024, respectively, and $17 million and $32 million for the three and six months ended June 30, 2023, respectively.

The total income tax expense/(benefit) recognized in the Consolidated Statements of Income for stock-based compensation arrangements was ($1) million and $3 million for the three and six months ended June 30, 2024, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements under the NOV Plan for the three and six months ended June 30, 2023.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Currency	2024		2023
Colombian Peso	COP	57,988	COP	57,487
South Korean Won	KRW	25,933	KRW	—
Norwegian Krone	NOK	2,348	NOK	2,179
Japanese Yen	JPY	1,118	JPY	1,118
U.S. Dollar	USD	930	USD	677
Brazilian Real	BRL	291	BRL	291
Mexican Peso	MXN	208	MXN	157
Euro	EUR	128	EUR	102
South African Rand	ZAR	25	ZAR	25
Singapore Dollar	SGD	22	SGD	23
Danish Krone	DKK	9	DKK	2
British Pound Sterling	GBP	4	GBP	5
Canadian Dollar	CAD	1	CAD	1

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

The Company expects accumulated other comprehensive income of $2 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other expense, net was $13 million and $10 million for the three and six months ended June 30, 2024, respectively, and ($5) million and ($10) million for the three and six months ended June 30, 2023, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2024	2023	Location	2024	2023

Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$—	$8	Accrued liabilities	$2	$2
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives designated as hedging instruments under ASC Topic 815		$—	$8		$2	$3
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$10	$11	Accrued liabilities	$8	$17
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives not designated as hedging instruments under ASC Topic 815		$10	$11		$8	$18
Total derivatives		$10	$19		$10	$21

13. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Company	$226	$155	$345	$281
Denominator:
Basic—weighted average common shares outstanding	395	393	394	392
Dilutive effect of employee stock options and other unvested stock awards	2	2	4	4
Diluted outstanding shares	397	395	398	396

Net income attributable to Company per share:
Basic	$0.57	$0.39	$0.88	$0.72
Diluted	$0.57	$0.39	$0.87	$0.71

Cash dividends per share	$0.075	$0.05	$0.125	$0.10

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and six months ended June 30, 2024 and 2024, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 16 million shares for each of the three and six months ended June 30, 2024, respectively, compared to 23 million and 22 million shares for the three and six months ended June 30, 2023, respectively.

14. Cash Dividends

Cash dividends were $30 million and $50 million for the three and six months ended June 30, 2024, compared to $20 million and $40 million for the three and six months ended June 30, 2023. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

15. Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States these governmental authorities include the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Assets Control, state environmental agencies and many others. We are unaware of any material liabilities in connection with our compliance with such laws. New laws, investigations, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. The Company maintains insurance that covers claims such as third-party personal injuries or property damage arising from risks associated with the business activities of the Company, such as premises liability, product liability, personal injury, marine risk, property damage, and other such insurable losses. The Company carries substantial insurance to cover insurable risks above a self-insured retention. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover any material risks.

The Company is also a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which may arise from the Company’s business activities. These regulatory matters and disputes may involve private parties and/or government authorities who may assert a broad variety of potential claims against the Company, such as employment law claims, collective actions or class action claims, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the Company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which may include negligence, breach of contract, strict liability, product liability, and others. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of June 30, 2024, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims.

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

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers. To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each license agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The license agreements provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they claim to not manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped making payments. The Company has sued asserting that failure to pay the royalties is a breach of the license agreements at issue. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the licenses. The licensees have responded with a number of alleged defenses and requests for declaratory judgment all focused on avoiding the payments called for under the licenses. The parties’ legal filings to date can be found in two cases currently pending in the United States District Court for the Southern District of Texas: Grant Prideco, Inc., et al. v. Schlumberger Tech. Corp., et al., No. 4:23-cv-00730; and Halliburton Energy Serv, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789. While the Company strongly believes that the royalties for which it has sued are due and owing pursuant to the terms of the licensing agreements, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. See Note 7 to the Consolidated Financial Statements for discussion of the financial impact of royalties.

The protection of intellectual property is important to the Company’s performance, and as such, an adverse result in disputes related to our intellectual property could result in materially adverse financial consequences such as a decline in sales of products protected by patents, which could materially and adversely impact our financial performance.

From time to time purchasers of our products and services or members of our supply chain or sales chain become involved in litigation, governmental investigations, internal investigations, political or other enforcement matters, or other dispute proceedings. In such circumstances, such proceedings may adversely impact the ability of purchasers of our products, entities providing financial support to such consumers or entities in the supply chain or sales chain to timely perform their business plans or to timely perform under agreements with us. We may, from time to time, become involved in these proceedings at substantial cost to the Company.

The Company is exposed to customs and trade regulation risk in the countries in which we do business and countries from which, or to which, we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations presents challenges which could result in future liabilities (for example, alleged violation of those laws or when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, fines, penalties, increased costs, the need for renegotiation of agreements, and other business disruptions. Trade regulations, supply chain regulations, and other regulatory compliance in different jurisdictions may conflict with one another or with contractual terms with our various counterparties. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful, and this could lead to negative impacts on revenue or earnings. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela.

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

Geopolitical events continue to pose supply chain and other business risks. The Company’s ability to manufacture equipment and perform services could be impaired by such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to factors such as materials shortages, inflationary pressures, limited manpower or otherwise. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions along with the inflationary impacts of pandemic monetary and regulatory policies could have material adverse impacts on our financial results.

Disputes may arise from a variety of causes, including weather impacts, cyber, geopolitical, regulatory or other business risks, triggering application of force majeure and other contract provisions concerning allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially adversely impact our financial performance and results. These potential operational and service delays could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

16. Share Repurchase Program

On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months. Under the share repurchase program, the Company may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. The timing and total amount of any stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations.

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended June 30, 2024, the Company repurchased 2.0 million shares of common stock under the program for an average price of $18.50 per share for an aggregate amount of $37 million.

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

Energy Equipment

The Company’s Energy Equipment segment manufactures and supports the capital equipment and integrated systems needed for oil and gas exploration and production, both onshore and offshore, as well as for other marine-based, industrial and renewable energy markets.

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

The segment also serves marine and offshore markets, where it designs and builds equipment for wind turbine installation and cable lay vessels, and offers heavy lift cranes and jacking systems; industrial markets, where the segment provides pumps and mixers for a wide breadth of industrial end markets; and other energy transition markets, where it is applying its gas processing expertise to provide solutions that aid in wind power development, hydrogen production and carbon sequestration.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2024, the Company generated revenues of $2.22 billion, an increase of 6 percent compared to the second quarter of 2023. Net income was $226 million, or 10.2 percent of sales, an increase of $71 million compared to the second quarter of 2023. Operating profit increased $132 million from the prior year to $313 million, or 14.1 percent of sales. The company recorded a net credit of $118 million within Other Items, primarily related to gains from the divestiture of its Pole Products business. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased 15 percent year-over-year to $281 million, or 12.7 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $1,050 million in the second quarter of 2024, an increase of 2 percent from the second quarter of 2023. Operating profit decreased $28 million from the prior year to $128 million, or 12.2 percent of sales, and included $1 million in Other Items. Adjusted EBITDA decreased $14 million from the prior year to $184 million, or 17.5 percent of sales. Revenue improved from strong demand in international and offshore markets, which more than offset declining North American activity. A less favorable sales mix led to the lower level of profitability compared to the prior year.

Energy Equipment

Energy Equipment generated revenues of $1,204 million in the second quarter of 2024, an increase of 8 percent from the second quarter of 2023. Operating profit increased $151 million from the prior year to $232 million, or 19.3 percent of sales, and included a $119 million net credit of Other Items. Adjusted EBITDA increased $43 million from the prior year to $142 million, or 11.8 percent of sales. Higher revenue and profitability, excluding the gain from the divestiture of its Pole Products business, were the result of improved demand for aftermarket products and services, strong execution on the segment's improving capital equipment backlog, and cost savings initiatives.

New orders booked during the quarter totaled $977 million, an increase of $466 million when compared to the $511 million of new orders booked during the second quarter of 2023. Orders shipped from backlog in the second quarter of 2024 was $553 million, representing a book-to-bill of 177 percent, compared to the $505 million orders shipped and a book-to-bill of 101 percent in the second quarter of 2023. As of June 30, 2024, backlog for capital equipment orders for Energy Equipment was $4,331 million, an increase of $472 million from the second quarter of 2023.

Oil & Gas Equipment and Services Market and Outlook

Despite the recent declines in U.S. drilling activity resulting from lower natural gas prices and consolidation among North American oil and gas producers, management believes the industry remains in the early stages of an extended recovery. Macro environment and geopolitical uncertainties drive volatility and pressure commodity prices near-term; however, management believes diminished global oil and gas production capacity and rising energy security risks will continue to spur increased oilfield activity and demand for the Company’s equipment and technology.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy products. Key industry indicators for the second quarter of 2024 and 2023, and the first quarter of 2024 include the following:

				% increase (decrease)
				2Q24 v	2Q24 v
	2Q24*	2Q23*	1Q24*	2Q23	1Q24
Active Drilling Rigs:
U.S.	602	722	623	(16.6%)	(3.4%)
Canada	137	115	209	19.1%	(34.4%)
International	956	960	965	(0.4%)	(0.9%)
Worldwide	1,695	1,797	1,797	(5.7%)	(5.7%)

West Texas Intermediate Crude Prices (per barrel)	$81.71	$73.76	$77.56	10.8%	5.4%

Natural Gas Prices ($/mmbtu)	$2.08	$2.16	$2.13	(3.7%)	(2.3%)

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2024, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	2Q22	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24
Total Rigs	1,644	1,817	1,872	1,899	1,797	1,790	1,769	1,797	1,695
Canada	114	199	190	223	115	188	182	209	137
US	715	761	775	761	722	651	622	623	602
International	815	857	907	915	960	951	965	965	956
W. TX Int. ($)	$108.72	$93.18	$82.79	$76.08	$73.76	$82.30	$78.41	$77.56	$81.71

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 6 percent (from 1,797 to 1,695) in the second quarter of 2024 compared to the first quarter of 2024, mainly attributable to Canada. The average per barrel price of West Texas Intermediate Crude Oil increased 5 percent (from $77.56 per barrel to $81.71 per barrel) and natural gas prices decreased 2 percent (from $2.13 per mmbtu to $2.08 per mmbtu) in the second quarter of 2024 compared to the first quarter of 2024.

At July 12, 2024, there were 773 rigs actively drilling in North America, comprised of U.S. and Canada, which increased 5 percent from the second quarter average of 739 rigs. The price for West Texas Intermediate Crude Oil was $82.21 per barrel at July 12, 2024, an increase of 1 percent from the second quarter of 2024 average. The price for natural gas was $2.33 per mmbtu at July 12, 2024, an increase of 12 percent from the second quarter of 2024 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Energy Products and Services	$1,050	$1,029	$2,067	$1,970
Energy Equipment	1,204	1,117	2,382	2,169
Eliminations	(38)	(53)	(78)	(84)
Total revenue	$2,216	$2,093	$4,371	$4,055

Operating profit:
Energy Products and Services	$128	$156	$249	$268
Energy Equipment	232	81	327	152
Eliminations and corporate costs	(47)	(56)	(101)	(113)
Total operating profit	$313	$181	$475	$307

Energy Products and Services

three and six months ended June 30, 2024 and 2023. Revenue from Energy Products and Services was $1,050 million for the three months ended June 30, 2024, compared to $1,029 million for the three months ended June 30, 2023, an increase of $21 million or 2 percent. For the six months ended June 30, 2024, revenue from Energy Products and Services was $2,067 million compared to $1,970 million for the six months ended June 30, 2023, an increase of $97 million or 5 percent. Revenue improved primarily due to strong demand in international markets, which helped drive international revenue growth of 5 percent in the second quarter of 2024 and 6 percent year-to-date when compared to the prior year. Despite a decrease in drilling activity, North America revenue grew 3 percent in the second quarter of 2024 and 5 percent year-to-date due to market share gains as well as contributions from our new artificial lift business that was acquired in the first quarter of 2024.

Operating profit from Energy Products and Services was $128 million for the three months ended June 30, 2024, compared to an operating profit of $156 million for the three months ended June 30, 2023, a decrease of $28 million. For the six months ended June 30, 2024, operating profit from Energy Products and Services was $249 million compared to operating profit of $268 million for the six months ending June 30, 2023, a decrease of $19 million. The decrease in profitability was due to a less favorable sales mix, including a 23 percent decline in sales of drill pipe in the second quarter of 2024 and an 8 percent decline year-to-date when compared to the prior year.

Energy Equipment

three and six months ended June 30, 2024 and 2023. Revenue from Energy Equipment was $1,204 million for the three months ended June 30, 2024, compared to $1,117 million for the three months ended June 30, 2023, an increase of $87 million or 8 percent. For the six months ending June 30, 2024, revenue from Energy Equipment was $2,382 million compared to $2,169 million for the six months ending June 30, 2023, an increase of $213 million or 10 percent. The increase in revenue is attributable to an increase in sales in both the international land and offshore markets. Revenue improved from international sales by 14 percent in the second quarter of 2024 and 17 percent year-to-date when compared to the prior year and offshore sales increased by 10 percent in the second quarter of 2024 and by 21 percent year-to-date when compared to the prior year. The increase in sales to these markets is a result of strong demand for aftermarket products and services and execution on the segment’s improving capital equipment backlog. The increases in the international land and offshore markets more than offset a decline in sales into the North American land market and the effect of divesting the segment’s Pole Products business during the second quarter of 2024. Our North American sales decreased 8 percent in the second quarter of 2024 and 6 percent year-to-date when compared to the prior year primarily related to declines in North America activity in our completions products. The divestiture of the segment’s Pole Products business during the quarter reduced revenues by 2 percent and 1 percent for the three months and six months ended June 30, 2024.

Operating profit from Energy Equipment was $232 million for the three months ended June 30, 2024, compared to an operating profit of $81 million for the three months ended June 30, 2023, an increase of $151 million. For the six months ended June 30, 2024, operating profit from Energy Equipment was $327 million compared to operating profit of $152 million for the six months ending June 30, 2023, an increase of $175 million. Higher profitability for the three and six months ended June 30, 2024 was the result of a $131 million gain from the divestiture of the segment's Pole Products business and higher margin sales primarily driven by improved demand for aftermarket products and services. Strong execution on the segment's improving capital equipment backlog also contributed to the increase in profitability.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4,331 million at June 30, 2024, an increase of $472 million from backlog of $3,859 million at June 30, 2023. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 25 percent of backlog to become revenue during the rest of 2024 and the remainder thereafter. At June 30, 2024, approximately 45 percent of the capital equipment backlog was for offshore products and approximately 92 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $47 million and $101 million for the three and six months ended June 30, 2024, compared to $56 million and $113 million for the three and six months ended June 30, 2023.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations declined 19 percent when compared to the second quarter of 2023 due to lower intrasegment activity but remained relatively flat for year-to-date intrasegment activity when compared to 2023.

Corporate costs declined 5 percent from the second quarter of 2023 and 12 percent year-to-date due to our cost savings initiatives and workforce reductions.

Interest and financial costs and Interest Income

Interest and financial costs were $22 million and $46 million for the three and six months ended June 30, 2024, compared to $21 million and $42 million for the three and six months ended June 30, 2023. The increase in interest and financial costs were primarily due to debt borrowings on the revolving credit facility in the first quarter of 2024.

Interest income remained flat year-over-year at $8 million and $16 million for the three and six months ended June 30, 2024, and June 30, 2023.

Equity income in unconsolidated affiliates

Equity income in unconsolidated affiliates was $8 million and $37 million for the three and six months ended June 30, 2024, compared to $37 million and $85 million for the three and six months ended June 30, 2023. A decline in sales of almost 30 percent from the second quarter of 2023 and 17 percent year-to-date, with a relatively flat cost structure, led to lower profitability year-over-year for our largest investment in unconsolidated affiliates.

Other expense, net

Other expense, net was $14 million and $24 million for the three and six months ended June 30, 2024, compared to $29 million and $45 million for the three and six months ended June 30, 2023, respectively. The change in expense was primarily due to larger foreign currency fluctuations in the prior year, particularly with the currency devaluation in Argentina.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2024 was 23.9% and 24.9%, compared to 10.8% and 12.1% for the same period in 2023. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and adjustments to the carrying value of deferred tax assets, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

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

Additionally, Excess Free Cash Flow does not represent the Company's residual cash flow available for discretionary expenditures, as the calculation of these measures does not account for certain debt service requirements or other non-discretionary expenditures.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2024	2023	2024	2024	2023
Operating profit:
Energy Products and Services	$128	$156	$121	$249	$268
Energy Equipment	232	81	95	327	152
Eliminations and corporate costs	(47)	(56)	(54)	(101)	(113)
Total operating profit	$313	$181	$162	$475	$307

Operating profit %:
Energy Products and Services	12.2%	15.2%	11.9%	12.0%	13.6%
Energy Equipment	19.3%	7.3%	8.1%	13.7%	7.0%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	14.1%	8.6%	7.5%	10.9%	7.6%

Other items, net:
Energy Products and Services	$1	$(1)	$—	$1	$(1)
Energy Equipment	(119)	(7)	(4)	(123)	(11)
Corporate	—	1	1	1	1
Total other items	$(118)	$(7)	$(3)	$(121)	$(11)

(Gain)/loss on sales of fixed assets:
Energy Products and Services	$—	$—	$(1)	$(1)	$(3)
Energy Equipment	—	(1)	—	—	(3)
Corporate	—	1	—	—	2
Total (gain)/loss on sales of fixed assets	$—	$—	$(1)	$(1)	$(4)

Depreciation & amortization:
Energy Products and Services	$55	$43	$54	$109	$88
Energy Equipment	29	26	28	57	55
Corporate	2	2	1	3	5
Total depreciation & amortization	$86	$71	$83	$169	$148

Adjusted EBITDA:
Energy Products and Services	$184	$198	$174	$358	$352
Energy Equipment	142	99	119	261	193
Eliminations and corporate costs	(45)	(52)	(52)	(97)	(105)
Total Adjusted EBITDA	$281	$245	$241	$522	$440

Adjusted EBITDA %:
Energy Products and Services	17.5%	19.2%	17.1%	17.3%	17.9%
Energy Equipment	11.8%	8.9%	10.1%	11.0%	8.9%
Corporate	—	—	—	—	—
Total Adjusted EBITDA %	12.7%	11.7%	11.2%	11.9%	10.9%

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$226	$155	$119	$345	$281
Noncontrolling interests	(3)	2	2	(1)	1
Provision for income taxes	70	19	44	114	39
Interest expense	22	21	24	46	42
Interest income	(8)	(8)	(8)	(16)	(16)
Equity income in unconsolidated affiliates	(8)	(37)	(29)	(37)	(85)
Other expense, net	14	29	10	24	45
(Gain)/loss on sales of fixed assets	—	—	(1)	(1)	(4)
Depreciation and amortization	86	71	83	169	148
Other items, net	(118)	(7)	(3)	(121)	(11)
Total Adjusted EBITDA	$281	$245	$241	$522	$440

Liquidity and Capital Resources

Overview

At June 30, 2024, the Company had cash and cash equivalents of $827 million and total debt of $1,748 million. At December 31, 2023, cash and cash equivalents were $816 million and total debt was $1,725 million. As of June 30, 2024, approximately $533 million of the $827 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $2.0 billion through October 30, 2024, and a borrowing capacity of $1.8 billion from October 31, 2024, to October 30, 2025. The Company has the right to increase the commitments under this agreement to an aggregate amount of up to $3.0 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon SOFR, NIBOR or CDOR plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant regarding maximum debt-to-capitalization ratio of 60%. As of June 30, 2024, the Company was in compliance with a debt-to-capitalization ratio of 23.6% and had no borrowings or letters of credits issued under the facility, resulting in $2.0 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of June 30, 2024, the Company had $99 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at June 30, 2024 consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $161 million. The Company was in compliance with all covenants at June 30, 2024. Long-term lease liabilities totaled $553 million at June 30, 2024.

The Company had $457 million of outstanding letters of credit at June 30, 2024, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in) operating activities	$354	$(274)
Net cash used in investing activities	(226)	(128)
Net cash used in financing activities	(113)	(73)

Significant uses of cash during the first six months of 2024

•
Cash flows provided by operating activities were $354 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $151 million.
•
Business acquisitions, net of cash, were $252 million.
•
Payments of $50 million in dividends to our shareholders.
•
Share repurchases were $37 million.

Other

The effect of the change in exchange rates on cash flows was a decrease of $4 million for the first six months of 2024, and a decrease of $2 million for the first six months of 2023.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

NOV repurchased 2.0 million shares of common stock at an average price of $18.50 per share and also increased its base dividend by 50 percent during the second quarter. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions), through a combination of steady, quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $17 million in the first six months of 2024, compared to a $35 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $439 million and translation exposures totaling $333 million as of June 30, 2024. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $35 million and the translational exposures could affect Other Comprehensive Income by $33 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At June 30, 2024, borrowings consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $161 million. At June 30, 2024, there were no outstanding letters of credit issued under the Company's revolving credit facility, resulting in $2.0 billion of available funds. Additionally, the Company’s joint venture has a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, NIBOR or CDOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, NIBOR or CDOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2024	—	$—	—	$1,000,000,000
May 1 through May 31, 2024	1,518,900	18.73	1,518,900	971,558,405
June 1 through June 30, 2024	457,777	17.76	457,777	963,429,557
Total	1,976,677	$18.50	1,976,677

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

Date: July 29, 2024	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)