Form 10-Q
period 2024-09-30
NOV Inc.
filed 2024-10-25
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of October 11, 2024 the registrant had 389,084,160 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$985	$816
Receivables, net	1,896	1,905
Inventories, net	2,123	2,151
Contract assets	684	739
Prepaid and other current assets	230	229
Total current assets	5,918	5,840
Property, plant and equipment, net	1,908	1,865
Lease right-of-use assets, operating	375	372
Lease right-of-use assets, financing	175	172
Deferred income taxes	407	488
Goodwill	1,612	1,562
Intangibles, net	493	450
Investment in unconsolidated affiliates	170	211
Other assets	364	334
Total assets	$11,422	$11,294
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$835	$904
Accrued liabilities	819	870
Contract liabilities	495	532
Current portion of lease liabilities	101	94
Current portion of long-term debt	28	13
Accrued income taxes	22	22
Total current liabilities	2,300	2,435
Long-term debt	1,721	1,712
Lease liabilities	551	558
Deferred income taxes	44	70
Other liabilities	290	277
Total liabilities	4,906	5,052
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 389,084,160 and 393,945,659 shares issued and outstanding at September 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	8,721	8,812
Accumulated other comprehensive loss	(1,502)	(1,493)
Retained deficit	(759)	(1,155)
Total Company stockholders' equity	6,464	6,168
Noncontrolling interests	52	74
Total stockholders’ equity	6,516	6,242
Total liabilities and stockholders’ equity	$11,422	$11,294

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$2,191	$2,185	$6,562	$6,240
Cost of revenue	1,722	1,717	5,045	4,904
Gross profit	469	468	1,517	1,336
Selling, general and administrative	275	285	848	846
Operating profit	194	183	669	490
Interest and financial costs	(21)	(23)	(67)	(65)
Interest income	11	5	27	21
Equity income in unconsolidated affiliates	—	16	37	101
Other expense, net	(10)	(25)	(34)	(70)
Net income before income taxes	174	156	632	477
Provision for income taxes	44	48	158	87
Net income	130	108	474	390
Net loss attributable to noncontrolling interests	—	(6)	(1)	(5)
Net income attributable to Company	$130	$114	$475	$395
Net income attributable to Company per share:
Basic	$0.33	$0.29	$1.21	$1.01
Diluted	$0.33	$0.29	$1.20	$1.00
Cash dividends per share	$0.075	$0.05	$0.20	$0.15
Weighted average shares outstanding:
Basic	392	393	394	393
Diluted	395	396	397	396

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$130	$108	$474	$390
Currency translation adjustments	49	(31)	(8)	51
Changes in derivative financial instruments, net of tax	2	3	4	(8)
Changes in defined benefit plans, net of tax	(4)	1	(5)	8
Comprehensive income	177	81	465	441
Comprehensive loss attributable to noncontrolling interest	—	(6)	(1)	(5)
Comprehensive income attributable to Company	$177	$87	$466	$446

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$474	$390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	255	225
Provision for inventory losses	26	21
Deferred income taxes	53	(2)
Equity income in unconsolidated affiliates	(37)	(101)
Dividend from unconsolidated affiliate	84	—
Stock-based compensation	53	49
Gain on business divestiture	(131)	—
Impairment and loss on assets held for sale	—	4
Other, net	25	(36)
Change in operating assets and liabilities, net of acquisitions:
Receivables	12	(258)
Inventories	81	(479)
Contract assets	55	11
Prepaid and other current assets	(2)	(22)
Accounts payable	(87)	17
Accrued liabilities	(72)	(170)
Contract liabilities	(38)	38
Income taxes payable	(1)	4
Other assets/liabilities, net	(37)	75
Net cash provided by (used in) operating activities	$713	$(234)
Cash flows from investing activities:
Purchases of property, plant and equipment	(233)	(207)
Business acquisitions, net of cash acquired	(252)	(14)
Business divestitures, net of cash disposed	176	—
Other	1	10
Net cash used in investing activities	$(308)	$(211)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	419	62
Payments against lines of credit and other debt	(422)	(65)
Cash dividends paid	(79)	(60)
Share repurchases	(117)	—
Financing leases	(19)	(17)
Other	(17)	(26)
Net cash used in financing activities	(235)	(106)
Effect of exchange rates on cash	(1)	(5)
Increase (decrease) in cash and cash equivalents	169	(556)
Cash and cash equivalents, beginning of period	816	1,069
Cash and cash equivalents, end of period	$985	$513

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$48	$45
Income taxes	$124	$83

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net income	—	—	—	—	119	119	2	121
Other comprehensive loss	—	—	—	(27)	—	(27)	—	(27)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	1	—	—	1	(1)	—
Stock-based compensation	—	—	19	—	—	19	—	19
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2024	396	$4	$8,818	$(1,520)	$(1,056)	$6,246	$75	$6,321
Net income	—	—	—	—	226	226	(3)	223
Other comprehensive loss	—	—	—	(29)	—	(29)	—	(29)
Cash dividends, $0.075 per common share	—	—	—	—	(30)	(30)	—	(30)
Transactions with non-controlling interests	—	—	(17)	—	—	(17)	(19)	(36)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(2)	—	(37)	—	—	(37)	—	(37)
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2024	394	$4	$8,784	$(1,549)	$(860)	$6,379	$53	$6,432
Net income	—	—	—	—	130	130	—	130
Other comprehensive income, net	—	—	—	47	—	47	—	47
Cash dividends, $0.075 per common share	—	—	—	—	(29)	(29)	—	(29)
Transactions with non-controlling interests	—	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(5)	—	(80)	—	—	(80)	—	(80)
Balance at September 30, 2024	389	$4	$8,721	$(1,502)	$(759)	$6,464	$52	$6,516

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net income	—	—	—	—	126	126	(1)	125
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	3	—	—	3	28	31
Stock-based compensation	—	—	15	—	—	15	—	15
Common stock issued	2	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(17)	—	—	(17)	—	(17)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2023	394	$4	$8,756	$(1,554)	$(1,963)	$5,243	$65	$5,308
Net income	—	—	—	—	155	155	2	157
Other comprehensive income, net	—	—	—	39	—	39	—	39
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Stock-based compensation	—	—	17	—	—	17	—	17
Other	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2023	394	$4	$8,773	$(1,515)	$(1,828)	$5,434	$63	$5,497
Net income	—	—	—	—	114	114	(6)	108
Other comprehensive loss, net	—	—	—	(29)	—	(29)	—	(29)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interest	—	—	1	—	—	1	(13)	(12)
Stock-based compensation	—	—	17	—	—	17	—	17
Withholding taxes	—	—	(1)	—	—	(1)	—	(1)
Other	—	—	3	2	—	5	2	7
Balance at September 30, 2023	394	$4	$8,793	$(1,542)	$(1,734)	$5,521	$46	$5,567

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	September 30,	December 31,
	2024	2023
Raw materials and supplies	$430	$479
Work in process	234	230
Finished goods and purchased products	1,763	1,796
	2,427	2,505
Less: Inventory reserve	(304)	(354)
Total	$2,123	$2,151

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30,	December 31,
	2024	2023
Compensation	$229	$294
Vendor costs	153	133
Taxes (non-income)	110	112
Warranties	69	72
Insurance	52	44
Interest	26	8
Commissions	15	17
Fair value of derivatives	5	19
Other	160	171
Total	$819	$870

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2023	$(1,432)	$(5)	$(56)	$(1,493)
Accumulated other comprehensive loss before reclassifications	(9)	1	(4)	(12)
Amounts reclassified from accumulated other comprehensive loss	1	3	(1)	3
Balance at September 30, 2024	$(1,440)	$(1)	$(61)	$(1,502)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended September 30,
	2024				2023
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$6	$—	$6
Cost of revenue	—	1	—	1	—	1	—	1
Other expense	—	—	—	—	—	—	—	—
Selling, general and administrative	1	—	(1)	—	—	—	—	—
	$1	$1	$(1)	$1	$—	$7	$—	$7

	Nine Months Ended September 30,
	2024				2023
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$1	$—	$1	$—	$8	$—	$8
Cost of revenue	—	2	—	2	—	6	—	6
Other expense	—	—	—	—	2	—	—	2
Selling, general and administrative	1	—	(1)	—	—	—	1	1
	$1	$3	$(1)	$3	$2	$14	$1	$17

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the combination of: 1) changes in fair value of open derivatives of $1 million during each of the three and nine months ended September 30, 2024; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period, which were $1 million and $3 million the three and nine months ended September 30, 2024.

5. Segments

Effective January 1, 2024, NOV consolidated its reporting structure into two segments: Energy Products and Services, and Energy Equipment. Segment disclosures pertaining to prior periods have been restated to reflect the change in reportable segments.

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Energy Products and Services	$1,003	$1,034	$3,070	$3,004
Energy Equipment	1,219	1,195	3,601	3,364
Eliminations	(31)	(44)	(109)	(128)
Total revenue	$2,191	$2,185	$6,562	$6,240

Operating profit:
Energy Products and Services	$114	$145	$363	$413
Energy Equipment	129	98	456	250
Eliminations and corporate costs	(49)	(60)	(150)	(173)
Total operating profit	$194	$183	$669	$490

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment.

Total other items included in operating profit were an expense of $5 million for the three months ended September 30, 2024, primarily related to severance pay, and a credit of $116 million for the nine months ended September 30, 2024, primarily related to gains from divestiture of the Company's Pole Products business in the Energy Equipment segment. For the three months ended September 30, 2023, total other items included in operating profit were an expense of $7 million, primarily related to a voluntary early retirement program, and a credit of $4 million for the nine months ended September 30, 2023, primarily related to gains on the sale of previously reserved inventory.

6. Acquisitions and Divestitures

During the nine months ended September 30, 2024, our Energy Products and Services segment made two strategic acquisitions to enhance and expand our existing portfolio for a total consideration of $245 million, net of cash acquired. One of the two acquisitions was a company owned by White Deer Energy, a middle market private equity fund focused on energy investments. As the transaction involved a related party at the time it was entered into (e.g., directors Ben A. Guill and Eric L. Mattson both had an investment interest in certain White Deer Energy funds), the acquisition was approved by the disinterested members of the Company’s Board of Directors.

As of September 30, 2024, we provisionally recorded $126 million of goodwill and amortizable intangible assets; $63 million of PP&E, including financing and operating lease right of use assets; $89 million of net working capital; $16 million of finance and operating lease liabilities, and $17 million in other liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for these acquisitions.

On April 9, 2024, NOV completed the divestiture of its Pole Products business. Pole Products is a leading manufacturer of premium spun-cast concrete and tapered steel poles for diverse applications. We recorded a gain of $131 million, which is included as a reduction of Cost of Revenue on the Consolidated Statements of Income.

During the second quarter, the Company purchased the remaining noncontrolling interest in Keystone Tower Systems for total consideration of $30 million.

7. Revenue

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major geographic and market segment destination. In the table, North America includes the U.S. and Canada (in millions):

	Three Months Ended September 30,
	2024				2023
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Elims.	Total	and Services	Equipment	Elims.	Total
North America	$502	$319	$—	$821	$495	$302	$—	$797
International	483	887	—	1,370	511	877	—	1,388
Eliminations	18	13	(31)	—	28	16	(44)	—
	$1,003	$1,219	$(31)	$2,191	$1,034	$1,195	$(44)	$2,185

Land	$761	$436	$—	$1,197	$739	$435	$—	$1,174
Offshore	224	770	—	994	267	744	—	1,011
Eliminations	18	13	(31)	—	28	16	(44)	—
	$1,003	$1,219	$(31)	$2,191	$1,034	$1,195	$(44)	$2,185

	Nine Months Ended September 30,
	2024				2023
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Elims.	Total	and Services	Equipment	Elims.	Total
North America	$1,573	$916	$—	$2,489	$1,516	$940	$—	$2,456
International	1,432	2,641	—	4,073	1,403	2,381	—	3,784
Eliminations	65	44	(109)	—	85	43	(128)	—
	$3,070	$3,601	$(109)	$6,562	$3,004	$3,364	$(128)	$6,240

Land	$2,310	$1,323	$—	$3,633	$2,165	$1,363	$—	$3,528
Offshore	695	2,234	—	2,929	754	1,958	—	2,712
Eliminations	65	44	(109)	—	85	43	(128)	—
	$3,070	$3,601	$(109)	$6,562	$3,004	$3,364	$(128)	$6,240

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was immaterial for the three months ended September 30, 2024 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,836 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders and supplier accelerations or delays, the Company expects to recognize approximately $431 million in revenue for the remaining performance obligations in the remainder of 2024, $1,538 million in 2025, $1,082 million in 2026, and $1,785 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$739	$532
Billings	(1,148)	890
Revenue recognized	1,137	(906)
Currency translation adjustments and other	(44)	(21)
Balance at September 30, 2024	$684	$495

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company's intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $17 million and $50 million for the three and nine months ended September 30, 2024, and $21 million and $62 million for the three and nine months ended September 30, 2023. The Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, revenue and the related receivables are recorded at a discount to reflect the delayed timing of future cash collections. As of September 30, 2024, the receivables of $109 million, net of allowances of $21 million for credit losses and $16 million for the remaining timing related discount, are included in Other assets on the Consolidated Balance Sheets. These allowances do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables. See Note 15 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of September 30, 2024, the allowance for credit losses totaled $69 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2023	$72
Provision for expected credit losses	34
Recoveries collected	(11)
Reclass for long-term receivables	(12)
Writeoffs	(13)
Other	(1)
Balance at September 30, 2024	$69

8. Leases

The Company leases certain facilities and equipment to support its operations around the world. These leases generally require the Company to pay maintenance, insurance, taxes and other operating costs in addition to rent. Renewal options are common in longer-term leases; however, it is rare that the Company initially intends that a lease option will be exercised due to the cyclical nature of the Company’s business. Residual value guarantees are not typically part of the Company’s leases. Occasionally, the Company subleases excess facility space, generally at terms similar to the source lease. The Company reviews agreements at inception to determine if they include a lease and, when they do, uses its incremental borrowing rate to determine the present value of the future lease payments as most do not include implicit interest rates.

Components of leases are as follows (in millions):

	September 30,	December 31,
	2024	2023
Current portion of lease liabilities:
Operating	$73	$70
Financing	28	24
Total	$101	$94

	September 30,	December 31,
	2024	2023
Long-term portion of lease liabilities:
Operating	$340	$343
Financing	211	215
Total	$551	$558

9. Debt

Debt consists of (in millions):

	September 30,	December 31,
	2024	2023
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,091	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	496	495
Other debt	162	139
Total Debt	1,749	1,725
Less current portion	28	13
Long-term debt	$1,721	$1,712

On September 12, 2024, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility. This new credit facility replaced the Company's previous $2.0 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of September 30, 2024, the Company was in compliance with a debt-to-capitalization ratio of 23.4% and had no outstanding borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of September 30, 2024, the Company has $99 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at September 30, 2024 included $61 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $17 million is due in the next twelve months.

The Company had $472 million of outstanding letters of credit at September 30, 2024, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2024 and December 31, 2023, the fair value of the Company’s unsecured Senior Notes approximated $1,350 million and $1,316 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At September 30, 2024 and December 31, 2023, the carrying value of the Company’s unsecured Senior Notes approximated $1,587 million and $1,586 million, respectively.

10. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2024 was 25.3% and 25.0%, respectively, compared to 30.8% and 18.2% for the same periods in 2023. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and adjustments to the carrying value of deferred tax assets, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

11. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At September 30, 2024, approximately 7.8 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”), however the Company is no longer granting new awards under the Former Plan.

Total expense for all stock-based compensation arrangements was $17 million and $53 million for the three and nine months ended September 30, 2024, respectively, and $17 million and $49 million for the three and nine months ended September 30, 2023, respectively.

The total income tax expense/(benefit) recognized in the Consolidated Statements of Income for stock-based compensation arrangements was ($2) million and $1 million for the three and nine months ended September 30, 2024, respectively. There was no income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation arrangements under the NOV Plan for the three and nine months ended September 30, 2023.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	September 30,		December 31,
Currency	2024		2023
Colombian Peso	COP	53,976	COP	57,487
South Korean Won	KRW	22,671	KRW	—
Norwegian Krone	NOK	2,419	NOK	2,179
Japanese Yen	JPY	1,467	JPY	1,118
U.S. Dollar	USD	965	USD	677
Mexican Peso	MXN	349	MXN	157
Euro	EUR	119	EUR	102
Danish Krone	DKK	37	DKK	2
Singapore Dollar	SGD	27	SGD	23
South African Rand	ZAR	25	ZAR	25
British Pound Sterling	GBP	6	GBP	5
Canadian Dollar	CAD	1	CAD	1
Brazilian Real	BRL	—	BRL	291

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

The Company expects accumulated other comprehensive income of $1 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other expense, net was $19 million and $29 million for the three and nine months ended September 30, 2024, respectively, and ($7) million and ($17) million for the three and nine months ended September 30, 2023, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2024	2023	Location	2024	2023

Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$2	$8	Accrued liabilities	$1	$2
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives designated as hedging instruments under ASC Topic 815		$2	$8		$1	$3
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$6	$11	Accrued liabilities	$4	$17
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Total derivatives not designated as hedging instruments under ASC Topic 815		$6	$11		$4	$18
Total derivatives		$8	$19		$5	$21

13. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Company	$130	$114	$475	$395
Denominator:
Basic—weighted average common shares outstanding	392	393	394	393
Dilutive effect of employee stock options and other unvested stock awards	3	3	3	3
Diluted outstanding shares	395	396	397	396

Net income attributable to Company per share:
Basic	$0.33	$0.29	$1.21	$1.01
Diluted	$0.33	$0.29	$1.20	$1.00

Cash dividends per share	$0.075	$0.05	$0.20	$0.15

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and nine months ended September 30, 2024 and 2023, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 17 million and 16 million shares for the three and nine months ended September 30, 2024, respectively, compared to 19 million shares for both the three and nine months ended September 30, 2023.

14. Cash Dividends

Cash dividends were $29 million and $79 million for the three and nine months ended September 30, 2024, compared to $20 million and $60 million for the three and nine months ended September 30, 2023. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. The Company maintains insurance that covers claims such as third-party personal injury or property damage claims arising from risks associated with the business activities of the Company, including premises liability, product liability, marine risk, property damage, and other insurable losses. The Company carries substantial insurance to cover insurable risks above a self-insured retention. The Company also from time to time may be a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which may arise from the Company's business activities, some of which may not involve insured claims. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover its material risks from operations.

The regulatory matters and disputes which the Company faces may involve private parties and/or government authorities who may assert a broad variety of potential claims against the Company, such as employment law claims, collective actions or class action claims, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the Company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which may include negligence, breach of contract, strict liability, product liability, and others. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of September 30, 2024, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims. The Company periodically assesses the potential for losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies.

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended September 30, 2024, the Company repurchased 4.6 million shares of common stock under the program for an aggregate amount of $80 million. During the nine months ended September 30, 2024, the Company repurchased 6.6 million shares of common stock under the program for an aggregate amount of $117 million.

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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 60 countries. Effective January 1, 2024, NOV consolidated its reporting structure into two segments: Energy Products and Services, and Energy Equipment. Segment disclosures pertaining to prior periods have been restated to reflect the change in reportable segments.

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

Energy Products and Services

The Company’s Energy Products and Services segment primarily designs, manufactures, rents, and sells products and equipment used in drilling, intervention, completion, and production activities. Products include drill bits, downhole tools, premium drill pipe, drilling fluids, managed pressure drilling, integral and weld-on connectors for conductor strings and surface casing, completion tools, and artificial lift systems. The segment also designs, manufactures, and delivers high-end composite pipe, tanks, and structures engineered to solve both corrosion and weight challenges in a wide variety of applications, including oil and gas, chemical, industrial, wastewater, fuel handling, marine and offshore, and rare earth mineral extraction.

In addition to product and equipment sales, the segment provides services, software, and digital solutions to improve drilling and completion operational performance. Services include tubular inspection and coating, solids control, waste management , and managed pressure drilling. Software and digital solutions offered include drilling and completion optimization and remote monitoring (via downhole and surface instrumentation), wired drill pipe services, software controls and applications, and data management and analytics services at the edge and in the cloud.

Energy Products and Services serves oil and gas companies, drilling contractors, oilfield service companies, oilfield equipment rental companies and developers of geothermal energy. Demand for the segment’s products and services primarily depends on the level of oilfield drilling activity by oil and gas companies, drilling contractors, and oilfield service companies. Demand for the segment’s composite solutions serving applications outside of oil and gas are driven by industrial activity, infrastructure spend, and population growth.

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

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2024, the Company generated revenues of $2.19 billion, an increase of $6 million compared to the third quarter of 2023. Net income increased 14 percent to $130 million, or 5.9 percent of sales, an increase of $16 million compared to the third quarter of 2023. Operating profit increased $11 million from the prior year to $194 million, or 8.9 percent of sales. The company recorded $5 million within Other Items, primarily related to severance pay. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased 7 percent year-over-year to $286 million, or 13.1 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $1,003 million in the third quarter of 2024, a decrease of 3 percent from the third quarter of 2023. Operating profit decreased $31 million from the prior year to $114 million, or 11.4 percent of sales, and included $3 million in Other Items. Adjusted EBITDA decreased $25 million from the prior year to $172 million, or 17.1 percent of sales. The decrease in revenue and profit was primarily due to lower drilling activity levels in North America, partially offset by contributions from the Company's recent artificial lift acquisition..

Energy Equipment

Energy Equipment generated revenues of $1,219 million in the third quarter of 2024, an increase of 2 percent from the third quarter of 2023. Operating profit increased $31 million from the prior year to $129 million, or 10.6 percent of sales, and included $1 million in Other Items. Adjusted EBITDA increased $35 million from the prior year to $159 million, or 13.0 percent of sales. Improved profitability was the result of strong execution on the segment’s improving backlog and better demand for aftermarket parts and services.

New orders booked during the quarter totaled $627 million, an increase of $79 million when compared to the $548 million of new orders booked during the third quarter of 2023. Orders shipped from backlog in the third quarter of 2024 were $563 million, representing a book-to-bill of 111 percent, compared to the $537 million orders shipped and a book-to-bill of 102 percent in the third quarter of 2023. As of September 30, 2024, backlog for capital equipment orders for Energy Equipment was $4,478 million, an increase of $485 million from the third quarter of 2023.

Oil & Gas Equipment and Services Market and Outlook

The macro environment and geopolitical uncertainties continue to drive volatility and pressure commodity prices with oil prices reflecting growing concerns regarding diminishing demand from weakening global economies, excess OPEC capacity, and rising non-OPEC production. These concerns along with ample supplies of natural gas in North America are increasing cautiousness among oil and gas producers, resulting in lower drilling activity in the U.S. land market and are beginning to affect shorter-cycle activity in international markets.

Despite growing concerns that global oil and U.S. natural gas markets may be oversupplied in 2025, management believes commodity prices and activity levels should remain relatively rangebound, with any pullback in activity short-lived, and that the industry remains in an extended recovery due to: (1) current inventory levels in relation to OECD demand that are lower than historical averages; (2) natural oil production decline rates that average almost 15 percent; (3) anticipated increases in LNG exports from the U.S.; (4) increasing focus on energy security; and (5) capital discipline across the industry, which has diminished the global oil and gas industry’s ability to easily ramp production.

Regardless of the operating environment, NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including technologies to reduce the environmental impact of oil and gas operations, and technologies to accelerate the energy transition that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position in all market conditions.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy products. Key industry indicators for the third quarter of 2024 and 2023, and the second quarter of 2024 include the following:

				% increase (decrease)
				3Q24 v	3Q24 v
	3Q24*	3Q23*	2Q24*	3Q23	2Q24
Active Drilling Rigs:
U.S.	586	651	602	(10.0%)	(2.7%)
Canada	209	188	137	11.2%	52.6%
International	932	951	956	(2.0%)	(2.5%)
Worldwide	1,727	1,790	1,695	(3.5%)	1.9%

West Texas Intermediate Crude Prices (per barrel)	$76.24	$82.30	$81.71	(7.4%)	(6.7%)

Natural Gas Prices ($/mmbtu)	$2.11	$2.59	$2.08	(18.5%)	1.4%

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2024, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	3Q22	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24
Total Rigs	1,817	1,872	1,899	1,797	1,790	1,769	1,797	1,695	1,727
Canada	199	190	223	115	188	182	209	137	209
US	761	775	761	722	651	622	623	602	586
International	857	907	915	960	951	965	965	956	932
W. TX Int. ($)	$93.18	$82.79	$76.08	$73.76	$82.30	$78.41	$77.56	$81.71	$76.24

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 2 percent (from 1,695 to 1,727) in the third quarter of 2024 compared to the second quarter of 2024, mainly attributable to Canada. The average per barrel price of West Texas Intermediate Crude Oil decreased 7 percent (from $81.71 per barrel to $76.24 per barrel) and natural gas prices increased 1 percent (from $2.08 per mmbtu to $2.11 per mmbtu) in the third quarter of 2024 compared to the second quarter of 2024.

On October 11, 2024, there were 809 rigs actively drilling in North America, comprised of U.S. and Canada, which increased 2 percent from the third quarter average of 795 rigs. The price for West Texas Intermediate Crude Oil was $75.56 per barrel at October 11, 2024, a decrease of 1 percent from the third quarter of 2024 average. The price for natural gas was $2.63 per mmbtu at October 11, 2024, an increase of 25 percent from the third quarter of 2024 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Energy Products and Services	$1,003	$1,034	$3,070	$3,004
Energy Equipment	1,219	1,195	3,601	3,364
Eliminations	(31)	(44)	(109)	(128)
Total revenue	$2,191	$2,185	$6,562	$6,240

Operating profit:
Energy Products and Services	$114	$145	$363	$413
Energy Equipment	129	98	456	250
Eliminations and corporate costs	(49)	(60)	(150)	(173)
Total operating profit	$194	$183	$669	$490

Energy Products and Services

three and nine months ended September 30, 2024 and 2023. Revenue from Energy Products and Services was $1,003 million for the three months ended September 30, 2024, compared to $1,034 million for the three months ended September 30, 2023, a decrease of $31 million or 3 percent. For the nine months ended September 30, 2024, revenue from Energy Products and Services was $3,070 million compared to $3,004 million for the nine months ended September 30, 2023, an increase of $66 million or 2 percent. The decrease in revenue during the three months ended September 30, 2024 was due to an increase in North America revenue of 1 percent offset by a decrease in international revenue of 5 percent. North American revenue increased despite the decline in drilling activity primarily due to the acquisition of our artificial lift business and market share gains, while international revenue declined primarily due to lower sales of drill pipe and conductor pipe connections. The increase in revenue during the nine months ended September 30, 2024 was due to increases in North America and international revenue of 4 percent and 2 percent, respectively. The growth in North America was primarily due to the acquisition of our artificial lift business and market share gains, and the growth in international revenue was primarily due to higher activity levels in international markets, partially offset by lower sales of drill pipe and conductor pipe connections.

Operating profit from Energy Products and Services was $114 million for the three months ended September 30, 2024, compared to an operating profit of $145 million for the three months ended September 30, 2023, a decrease of $31 million. For the nine months ended September 30, 2024, operating profit from Energy Products and Services was $363 million compared to operating profit of $413 million for the nine months ending September 30, 2023, a decrease of $50 million. The decrease in profitability was due to a less favorable sales mix, including a 35 percent decline in sales of drill pipe in the third quarter of 2024 and a 17 percent decline year-to-date when compared to the prior year.

Energy Equipment

three and nine months ended September 30, 2024 and 2023. Revenue from Energy Equipment was $1,219 million for the three months ended September 30, 2024, compared to $1,195 million for the three months ended September 30, 2023, an increase of $24 million or 2 percent. For the nine months ended September 30, 2024, revenue from Energy Equipment was $3,601 million compared to $3,364 million for the nine months ended September 30, 2023, an increase of $237 million or 7 percent. The increase in revenue is attributable to higher sales in both international land and offshore markets. Revenue improved from international sales by 1 percent in the third quarter of 2024 and 11 percent year-to-date when compared to the prior year, and offshore sales increased by 3 percent in the third quarter of 2024 and by 14 percent year-to-date when compared to the prior year. The increase in sales to these markets is a result of strong demand for aftermarket products and services and execution on the segment’s improving capital equipment backlog. Revenues in North America increased 6 percent in the third quarter of 2024 on strong sales of capital equipment but declined 3 percent year-to-date when compared to the prior year, primarily due to the divestiture of the segment’s Pole Products business during the second quarter of 2024.

Operating profit from Energy Equipment was $129 million for the three months ended September 30, 2024, compared to an operating profit of $98 million for the three months ended September 30, 2023, an increase of $31 million. For the nine months ended September 30, 2024, operating profit from Energy Equipment was $456 million compared to operating profit of $250 million for the nine months ended September 30, 2023, an increase of $206 million. Higher profitability for the three and nine months ended September 30, 2024 was the result of higher margin sales primarily driven by improved demand for aftermarket products and services and strong execution on the segment’s improving capital equipment backlog. A $131 million gain from the divestiture of the segment’s Pole Products business in the second quarter of 2024 also contributed to the increase in profitability for the nine months ended September 30, 2024.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4,478 million at September 30, 2024, an increase of $485 million from backlog of $3,993 million at September 30, 2023. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 13 percent of backlog to become revenue during the rest of 2024 and the remainder thereafter. At September 30, 2024, approximately 53 percent of the capital equipment backlog was for offshore products and approximately 91 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $49 million and $150 million for the three and nine months ended September 30, 2024, compared to $60 million and $173 million for the three and nine months ended September 30, 2023.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations declined 20 percent when compared to the third quarter of 2023 and 14 percent year-to-date due to lower intrasegment activity.

Corporate costs declined 15 percent from the third quarter of 2023 and 13 percent year-to-date due to our cost savings initiatives and workforce reductions.

Interest and financial costs and Interest Income

Interest and financial costs were $21 million and $67 million for the three and nine months ended September 30, 2024, compared to $23 million and $65 million for the three and nine months ended September 30, 2023. The changes were primarily due to fluctuations in debt balances between periods.

Interest income was $11 million and $27 million for the three and nine months ended September 30, 2024, compared to $5 million and $21 million for the three and nine months ended September 30, 2023. The increase was primarily related to interest earned on larger cash balances in the current year compared to prior year.

Equity income in unconsolidated affiliates

Equity income in unconsolidated affiliates was $0 million and $37 million for the three and nine months ended September 30, 2024, compared to $16 million and $101 million for the three and nine months ended September 30, 2023. A less favorable product sales mix and lower volume in sales led to lower profitability year-over-year for our largest investment in unconsolidated affiliates.

Other expense, net

Other expense, net was $10 million and $34 million for the three and nine months ended September 30, 2024, compared to $25 million and $70 million for the three and nine months ended September 30, 2023, respectively. The change in expense was primarily due to larger foreign currency fluctuations in the prior year, particularly with the currency devaluation in Argentina.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2024 was 25.3% and 25.0%, respectively, compared to 30.8% and 18.2% for the same periods in 2023. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and adjustments to the carrying value of deferred tax assets, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets. The effective tax rate for 2023 was positively impacted by the utilization of previously unrealized loss carryforwards and tax credits as well as favorable adjustments related to changes in certain exchange rates, partially offset by current year losses in certain jurisdictions with no tax benefit.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2024	2023	2024	2024	2023
Operating profit:
Energy Products and Services	$114	$145	$128	$363	$413
Energy Equipment	129	98	232	456	250
Eliminations and corporate costs	(49)	(60)	(47)	(150)	(173)
Total operating profit	$194	$183	$313	$669	$490

Operating profit %:
Energy Products and Services	11.4%	14.0%	12.2%	11.8%	13.7%
Energy Equipment	10.6%	8.2%	19.3%	12.7%	7.4%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	8.9%	8.4%	14.1%	10.2%	7.9%

Other items, net:
Energy Products and Services	$3	$4	$1	$4	$3
Energy Equipment	1	(2)	(119)	(122)	(13)
Corporate	1	5	—	2	6
Total other items	$5	$7	$(118)	$(116)	$(4)

(Gain)/loss on sales of fixed assets:
Energy Products and Services	$1	$1	$—	$—	$(2)
Energy Equipment	—	—	—	—	(3)
Corporate	—	(1)	—	—	1
Total (gain)/loss on sales of fixed assets	$1	$—	$—	$—	$(4)

Depreciation & amortization:
Energy Products and Services	$54	$47	$55	$163	$135
Energy Equipment	29	28	29	86	83
Corporate	3	2	2	6	7
Total depreciation & amortization	$86	$77	$86	$255	$225

Adjusted EBITDA:
Energy Products and Services	$172	$197	$184	$530	$549
Energy Equipment	159	124	142	420	317
Eliminations and corporate costs	(45)	(54)	(45)	(142)	(159)
Total Adjusted EBITDA	$286	$267	$281	$808	$707

Adjusted EBITDA %:
Energy Products and Services	17.1%	19.1%	17.5%	17.3%	18.3%
Energy Equipment	13.0%	10.4%	11.8%	11.7%	9.4%
Corporate	—	—	—	—	—
Total Adjusted EBITDA %	13.1%	12.2%	12.7%	12.3%	11.3%

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$130	$114	$226	$475	$395
Noncontrolling interests	—	(6)	(3)	(1)	(5)
Provision for income taxes	44	48	70	158	87
Interest expense	21	23	22	67	65
Interest income	(11)	(5)	(8)	(27)	(21)
Equity income in unconsolidated affiliates	—	(16)	(8)	(37)	(101)
Other expense, net	10	25	14	34	70
(Gain)/loss on sales of fixed assets	1	—	—	—	(4)
Depreciation and amortization	86	77	86	255	225
Other items, net	5	7	(118)	(116)	(4)
Total Adjusted EBITDA	$286	$267	$281	$808	$707

Liquidity and Capital Resources

Overview

At September 30, 2024, the Company had cash and cash equivalents of $985 million and total debt of $1,749 million. At December 31, 2023, cash and cash equivalents were $816 million and total debt was $1,725 million. As of September 30, 2024, approximately $534 million of the $985 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

On September 12, 2024, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility. This new credit facility replaced the Company's previous $2.0 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of September 30, 2024, the Company was in compliance with a debt-to-capitalization ratio of 23.4% and had no borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

Additionally, a consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of September 30, 2024, the Company had $99 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at September 30, 2024 consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $162 million. The Company was in compliance with all covenants at September 30, 2024. Long-term lease liabilities totaled $551 million at September 30, 2024.

The Company had $472 million of outstanding letters of credit at September 30, 2024, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$713	$(234)
Net cash used in investing activities	(308)	(211)
Net cash used in financing activities	(235)	(106)

Significant uses of cash during the first nine months of 2024

•
Cash flows provided by operating activities were $713 million, primarily driven by higher levels of profitability and changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $233 million.
•
Business acquisitions, net of cash, were $252 million.
•
Payments of $79 million in dividends to our shareholders.
•
Share repurchases were $117 million.

Other

The effect of the change in exchange rates on cash flows was a decrease of $1 million for the first nine months of 2024, and a decrease of $5 million for the first nine months of 2023.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the three months ended September 30, 2024, the Company repurchased 4.6 million shares of common stock under its stock program for an aggregate amount of $80 million. During the nine months ended September 30, 2024, the Company repurchased 6.6 million shares of common stock under the program for an aggregate amount of $117 million. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions), through a combination of steady, quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $27 million in the first nine months of 2024, compared to a $58 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $520 million and translation exposures totaling $353 million as of September 30, 2024. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $41 million and the translational exposures could affect Other Comprehensive Income by $35 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At September 30, 2024, borrowings consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $162 million. At September 30, 2024, there were no outstanding letters of credit issued under the Company's revolving credit facility, resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $99 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2024	49,374	20.34	49,146	962,429,569
August 1 through August 31, 2024	2,539,793	17.78	2,539,793	917,273,995
September 1 through September 30, 2024	2,056,729	16.46	2,056,729	883,429,559
Total	4,645,896	17.22	4,645,668

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 31.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (2)

10.1	5-Year Credit Agreement, dated as of September 12, 2024. (Exhibit 10.1) (3)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (4)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (4)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (4)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as an Exhibit to our Current Report on Form 8-K filed on May 18, 2023
(2)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 28, 2023.
(3)
Filed as an Exhibit to our Current Report on Form 8-K filed on September 12, 2024.
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

Date: October 25, 2024	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)