Form 10-K
period 2024-12-31
NOV Inc.
filed 2025-02-14
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $7.4 billion. As of January 31, 2025, there were 380,819,811 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2025 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

NOV Inc. (“NOV” or the “Company”) is a leading independent equipment and technology provider to the global energy industry. NOV and its predecessor companies have spent over 160 years helping transform oil and gas development and improving its cost-effectiveness, efficiency, safety, and environmental impact. Over the past few decades, the Company has pioneered and refined key technologies to improve the economic viability of frontier resources, including unconventional and deepwater oil and gas. More recently, by applying its deep expertise and technology, the Company has developed solutions to improve the economics of alternative energy sources.

NOV’s extensive proprietary technology portfolio supports the industry’s drilling, completion, and production needs. With unmatched cross-segment capabilities, scope, and scale, NOV continues to develop and introduce technologies that further enhance the economics and efficiencies of energy production, with a focus on digital solutions, including automation, predictive analytics, and condition-based maintenance.

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 59 countries. NOV operates under two segments, Energy Equipment and Energy Products and Services.

Business Strategy and Competitive Strengths

NOV’s primary business objective is to generate above-average, long-term capital returns and further enhance its position as a leading independent global energy technology and equipment provider by delivering solutions that help lower the marginal cost and environmental footprint associated with energy development and production from oil, gas, and renewable sources. NOV’s strategy is to capitalize on economies of scale that arise from its position as a leading provider of equipment and technology to the global energy industry, proprietary technology it continues to develop, and core capabilities and competencies it can apply toward advancing alternative sources of energy. NOV also believes its manufacturing business model is less asset- and capital-intensive than most other participants in the energy industry.

Leverage NOV’s advantages of size, scope, scale, and market position

NOV’s position as a leading independent global energy technology and equipment provider affords several competitive advantages, including:

Economies of scale in procurement and manufacturing. NOV’s global leadership and footprint, spanning almost every major oil and gas market, provide the Company with economies of scale, enabling a unique global supply chain, which allows materials procurement from lower-cost sources. The Company’s global manufacturing footprint and diverse production flexibility also enable NOV to rapidly adapt to demand changes, efficiently leverage manufacturing capacity in high-demand areas, and manufacture goods in lower-cost jurisdictions. NOV’s geographic diversity also reduces potential revenue volatility from shifts in activity location, regional differences in energy prices, and adverse weather events.

Scope and scale for distribution and marketing. With operations in 59 countries, NOV has developed an efficient worldwide distribution network and relationships with virtually every oil and gas producer, service company, and contractor. NOV uses its customer relationships and distribution capabilities to accelerate the commercialization of new products and technologies. NOV also routinely develops technologies for the global marketplace where the Company’s infrastructure allows for quick market penetration and creation of a first-mover advantage with standardized operations around certain products.

Reputation, experience, and benefits of fleet standardization. NOV believes its reputation and experience make its products a lower-risk purchase for customers. The Company benefits from customer efforts to standardize training, maintenance, and spare parts, resulting in reduced downtime and inventory-stocking requirements, lower training costs, and better safety. Customers may prefer standardized equipment from NOV, a well-capitalized market leader with which they can enter into long-term service agreements that offer advanced analytics and condition monitoring to maximize uptime and reduce the total cost of equipment ownership.

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

Leverage NOV’s market position to accelerate the digitization of the energy industry

NOV’s experience, scale, and market position, along with its proficiencies in control systems, sensors, field instrumentation, and data acquisition makes the Company a logical choice to provide a digital platform for the energy industry that consumes all operational data, regardless of the service-provider. Additionally, NOV’s well-established, global field-service infrastructure affords the Company a distinct capability and advantage in the commercialization and support required to deploy digital solutions that must collect, aggregate, and transmit field-level data from complex machinery and equipment in harsh environments. NOV is investing considerable time and resources to develop its MaxTM platform and MaxTM edge devices, which enable large-scale collection, aggregation, and analytics of real-time equipment and process data, both at the edge and in the cloud. The Company’s Max platform and analytics services also allow users to apply artificial intelligence and machine learning to operational data, enabling better decision-making for more efficient, more productive, safer, and less carbon intensive operations.

Develop proprietary technologies and solutions that assist energy producers in reducing their marginal cost of supply

NOV strives to further develop its substantial technology portfolio and is known for developing innovative customer productivity solutions. The Company is well positioned to introduce breakthrough technologies that enhance efficiencies and address industry needs, to generate strong returns. The Company believes its cross-business-unit expertise uniquely positions NOV to pioneer proprietary technologies across its business lines. For example, NOV’s segments jointly introduced closed-loop drilling technologies, which link real-time data from the well bottom to drilling rig controls and use machine learning to drive greater efficiency. NOV works closely with customers to identify needs, and its technical experts use internal capabilities to develop value-added technologies.

Capitalize on and drive end-market fragmentation

Technology and product availability to all industry participants is a key tenet of NOV’s business model. To the extent NOV can provide equipment and technology products that are equal to or better than those developed by the major oilfield service providers, it will prevent any one organization from having a proprietary advantage and therefore drive fragmentation. This fragmentation expands NOV’s customer base and avoids customer concentration in most of its businesses. NOV has resisted the recent trend toward vertical integration, leaving the Company in an attractive and unique position as the largest global independent technology and equipment provider to the oilfield service sector. Governments in certain international markets are pursuing initiatives that drive local content and greater local employment. The Company expects that these actions will likely prompt more local startup enterprises, further expanding demand for NOV’s equipment.

Leverage core capabilities and competencies to assist customers in efforts to reduce their environmental footprint and improve the economics of alternative sources of energy

NOV’s engineering expertise, complex global supply chain management, low-cost manufacturing, and large-scale energy infrastructure development provide unique capabilities to help customers economically diversify the energy mix. The Company has pioneered numerous innovations that help reduce emissions in oilfield operations. NOV is also a leading geothermal equipment and technology provider, offering a broad array of tools and equipment specifically designed for the ultra-harsh conditions associated with geothermal development. Additionally, with expertise in offshore heavy-lift equipment and naval architectural design, the Company is the leading equipment and technology provider for purpose-built vessels used to build, install, and maintain offshore wind towers and turbines. The Company sees promise in development and commercialization of novel products and technologies to improve the efficiencies and economics of land and offshore-based wind, geothermal power generation, and carbon capture and sequestration.

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

Business Segment Overview

NOV operates under two reporting segments that are organized to optimize resource allocation, accelerate innovation, improve customer service, and drive stronger results. NOV executes its business strategy under the following two segments:

Energy Products and Services provides the critical tools, equipment, and services to safely maximize efficiency, reliability, and economics in the upstream oil and gas, renewables, and industrial markets. The segment’s offerings tend to be more transactional and shorter-cycle in nature. Revenues are derived from sales of consumable products, services and rentals, and sales of shorter-lived, or single-application, capital asset sales.

The segment’s offerings include:

•
Drill Bits. NOV is a premier technical provider of performance-engineered drill bits and borehole enlargement products to help operators improve well construction efficiency and economics by breaking rock during rotary drilling operations. The Company designs, manufactures, sells, and rents high-quality, customized fixed cutter drill bits using industry-leading cutter technology. The portfolio also includes roller cone drill bits, borehole enlargement tools that excel in the most demanding applications, and coring tools and services.
•
Downhole Tools. NOV is a leading independent drilling and intervention downhole tools equipment supplier with engineering teams, manufacturing facilities, supply hubs, and service centers situated in oil and gas activity regions. The Company’s constantly evolving product portfolio includes downhole drilling motors, agitator systems, and measurement-while-drilling, logging-while-drilling, fishing, and thru-tubing tools. NOV’s offerings enable significant efficiency increases for directional and extended lateral well drilling, workovers and intervention operations.
•
Completion Tools. NOV offers a differentiated portfolio of proprietary products and solutions to support well construction and horizontal multistage completions. The company offers multistage frac technologies, including dissolvable frac plugs, frac sleeves, toe initiation burst port systems, and recyclable setting tools that enhance hydraulic fracturing efficiency. NOV also provides critical well construction components such as surface casing and liner hangers that ensure structural integrity and operational reliability.
•
Artificial Lift Systems. NOV is a leading designer and manufacturer of electric submersible pumps, high viscosity pumps, and surface pumps designed to optimize productivity and reliability.
•
Tubular Inspection & Coating Services. NOV is a leading provider of tubular coating and inspection services for drill-pipe and other oil country tubular goods (“OCTG”). The company has over 80 years of history offering these services and provides a fully-integrated inspection, coating, and repair process along with specialized composite sleeves and liners that protect tubulars from harsh downhole conditions, ensuring equipment durability throughout the entire well lifecycle.
•
Solids Control and Waste Management Services. NOV is a leading provider of solids control and waste management equipment and services. The Company provides field services and manufactures, sells, and rents highly engineered solids control equipment that efficiently separates solid drill cuttings and reclaims drilling fluids for reuse. NOV also provides waste management (both onsite and at centralized locations), including transport and storage, and water management solutions. The Company incorporates proprietary technologies in the delivery of such solutions, including its thermal desorption systems that efficiently minimize and treat drilling waste at the source for safe on-site disposal, significantly improving the efficiency of costly activities such as barge vessel trips, crane lifts, and trucking transport while also reducing the carbon emissions from the same.
•
MPD Equipment and Rentals. NOV is a leading provider of managed pressure drilling (MPD) equipment and services. The Company provides a broad spectrum of MPD solutions to help manage wellbore pressures and optimize drilling performance. Offerings include rotating control devices, managed pressure drilling manifolds, full drilling control network integration, and engineering services.
•
Digital Solutions. NOV is a leading independent provider of data and digital solutions to the energy industry. Supported by a global field service infrastructure and technologically advanced equipment and sensors for harsh environments, the Company acquires, aggregates, and delivers real-time drilling, completion and production data to enable edge and cloud analytics, which improve operational efficiencies, well productivity, and safety. Utilizing its proprietary wired drill pipe, NOV offers Downhole Broadband Solutions (DBS) to provide real-time, broadband data from the bottom-of-the-hole and along the drill string, to improve well placement, reduce well delivery times, and increase production.
•
Drill Pipe. NOV is a leading provider of precision-engineered drill pipe and drill-stem equipment. The Company leverages its metallurgy expertise and premium connection technologies to offer an innovative drill pipe product portfolio for applications ranging from the simplest vertical land well to deepwater, extended-reach, high-pressure/high-temperature wells.
•
Conductor Casing Connections. NOV provides proprietary connectors and integral thread solutions for oil and gas applications including conductor strings, surface casing, and liners, with diameters ranging from 16 to 72 inches. The Company’s advanced connectors are designed to withstand high fatigue loading and include connector products where threads are machined on high strength forging material then welded to pipe, and integral-threaded wedge connectors with pin and box threads that are machined directly on the ends of pipes.
•
Composite Solutions. NOV is a leading provider of high-end composite pipe, tanks, and structures engineered to address complex corrosion and weight constraints across a diverse range of demanding applications, including oil and gas, chemical processing, industrial environments, wastewater management, fuel handling, marine and offshore industries, geothermal energy, and rare earth mineral extraction.

Energy Equipment designs, builds, and supports capital equipment and integrated systems used in oil and gas exploration and production, both onshore and offshore, as well as for industrial, marine, and renewable energy markets. Revenues are derived from sales of capital equipment and aftermarket spare parts, repair, and rentals, as well as comprehensive technical support, field service, and training. In addition to traditional aftermarket support, NOV offers subscription services including analytics, condition monitoring, and digital performance solutions that enhance operational efficiencies, increase up-time, and reduce the total cost of ownership of many of the Company’s products. Most of the segment’s capital equipment offerings are longer-lead-time products, requiring more than three months to manufacture and deliver, and meet the Company’s criteria to be reported as backlog when firm orders are received.

The segment’s offerings include:

•
Drilling Equipment. NOV provides advanced land rigs, complete offshore drilling packages, and rig components designed to mechanize and automate complex drilling rig processes, including automation control systems and robotics solutions. The portfolio includes designs that changed the way rigs are operated, such as the TDS top drive drilling system and automated iron roughneck. Evolving with market needs, the portfolio includes solutions to reduce energy consumption and enable energy regeneration, resulting in reduced emissions profiles. Aftermarket offerings include upgrades of existing equipment and systems, spare parts, repair, and rentals, as well as comprehensive remote equipment monitoring, technical support, field service, and customer training through an extensive aftermarket facilities network strategically located in major drilling areas around the world.
•
Intervention and Stimulation Equipment. NOV designs and manufactures capital equipment, related consumables, and digital products for hydraulic stimulation, coiled tubing, and wireline services. Hydraulic stimulation offerings include conventional and next-generation-technology configurations of high-pressure pumping units, along with process equipment such as hydration units, chemical additive systems, blenders, and control systems, along with consumables including centrifugal pumps, valves, seats, and flowline equipment. Coiled tubing equipment offerings include coiled tubing units, injector heads, tubing strings, pressure control and nitrogen support equipment. Wireline offerings include electric line and slickline trucks and skids, and pressure control equipment. Through NOV’s MaxTM digital platform, the Company leverages its integrated control and data acquisition systems to provide comprehensive equipment status and operational process insights, to optimize job efficiency and extend the equipment life. NOV supports all its equipment with comprehensive repair, recertification, and other services through a global aftermarket facility network.
•
Marine Equipment. NOV provides heavy-lift cranes, a large range of knuckle-boom and lattice-boom cranes, with active heave capabilities, deck-handling machinery, mooring and anchoring systems, a full range of jacking systems for drilling rigs, wind turbine installation vessels, other offshore construction vessels, and specialized equipment and machinery for installing offshore wind towers, turbines, and blades, offshore pipelines and offshore power transmission cables. Additionally, NOV designs offshore jack-up and floating rigs, wind turbine and cable lay vessels, and floating offshore wind structures. NOV’s marine solutions serve the oil and gas industry as well as wind energy and other marine-based end markets.
•
Process Systems. NOV provides integrated processing solutions for the separation and treatment of oil, gas, solids, seawater, and produced water production. Drawing on a deep understanding of gas and fluids behavior from more than 40 years of experience, NOV’s engineers and project managers design and build integrated systems that provide water treatment, separation, sand management, hydrate inhibition and gas processing for use both on and offshore. For deepwater applications these systems come together to supply comprehensive solutions for floating production, storage, and offloading (“FPSO”) vessels. Leveraging processing expertise, NOV also offers carbon capture solutions, including amine-based carbon capture technologies, complementary processing systems, including CO2 dehydration, and mooring systems, to secure floating facilities used to process, condition, and inject CO2 into offshore subsurface geologic formations.
•
Subsea Production Systems. NOV is a leading designer and manufacturer of flexible subsea pipe systems designed to convey hydrocarbon production from the wellhead to production facilities in demanding offshore conditions. Flexible pipes are highly engineered, complex, helically-wound structures composed of multiple unbonded steel and composite layers, allowing them to withstand the demanding pressures and tensile loads of deepwater production while remaining resistant to wave- and tidal-induced fatigue. NOV also offers an assortment of critical subsea production equipment, such as water injection and tie-in connector systems, subsea storage units, and other related products.
•
Production and Midstream Equipment. NOV designs and manufactures a variety equipment used in production and midstream operations, including: reciprocating, multistage, and progressive cavity pumps, midstream products, such as closures, transfer pumps, chokes and valves; and artificial lift support systems, including production BOPs and stuffing boxes.
•
Industrial Equipment. NOV provides specialized, technology-driven mixers, heat exchangers, and progressive cavity pumps to process high-viscosity liquids in a variety of end markets. Marketed under globally recognized brands known for quality and reliability and backed by more than 75 years of advanced fluid-handling experience, NOV’s industrial pumps and mixers serve a wide breadth of end markets, including biogas, food and beverage, water/wastewater, chemical, mineral processing, pulp and paper, pharmaceutical, and general industrial processes.

See Note 16 to the Consolidated Financial Statements for financial information by segment and a geographical revenue and long-lived asset breakout. We have also included a glossary of oilfield terms at the end of Item 1. “Business” of this Annual Report.

NOV Low-Carbon Solutions

As a leading independent global energy technology and equipment provider, NOV is focused on helping its customers improve efficiencies, lower costs, improve reliability, and reduce the environmental impact of producing energy. Lower-cost, cleaner sources of energy significantly contribute to raising the global standard of living by powering economic development, enabling better infrastructure, healthcare, and education, and facilitating the production of goods and services that improve quality of life. NOV leverages its core competencies to assist customers’ efforts to reduce their environmental impact and carbon emissions. While oil and gas will remain critical to many parts of the global economy, the drive to reduce emissions represents an enormous economic opportunity for organizations that can improve the economic competitiveness of renewable energy and lower-carbon solutions. NOV is working to develop proprietary solutions to improve project execution, drive higher capital returns, and lower levelized costs of energy (“LCOE,” which is a measure of the average net present cost of electricity generation over a source’s lifetime) associated with renewable energy and low-carbon solutions.

Offshore Wind

NOV is a value-added partner capable of meaningfully reducing offshore wind project execution risk. The Company has a broad and growing portfolio of relevant technology, an extensive track record of successfully managing complex marine projects, long-standing relationships with global shipyards, and a robust global supply chain accustomed to stringent quality and traceability.

Wind turbine installation vessels (WTIVs). NOV is the leading global equipment and design provider for offshore wind turbine installation vessels. NOV expects continued demand from the global offshore wind installation vessel market, driven primarily by the need for larger vessels required to support the installation of larger, higher-capacity wind turbines. The vessels required to install taller, heavier turbines are similar to those previously designed by NOV and are relatively consistent across global geographies.

Cable-lay systems for offshore wind infrastructure. NOV has leveraged its expertise in cable-lay systems to provide carousel designs for offshore interconnector and interarray cable-lay vessels that support the infrastructure buildout necessary to aggregate and transmit power from offshore wind farms to shore. The Company has received several recent orders and anticipates additional demand for cable-lay vessels, driven by international offshore renewable energy projects and electrification demand.

Floating wind. NOV believes that the nascent floating offshore wind market may present one of the great renewable resource opportunities of the next decade. NOV is actively developing new products and technologies to support this industry alongside its legacy portfolio, which includes cranes, winches, mooring systems, cable-lay systems, ballasting systems, and chain connectors and tensioners. NOV has developed a patent-pending Tri-Floater semi-submersible floating foundation that requires less steel than competing offerings. NOV is also designing several proprietary lifting and handling tools for streamlined turbine component installation. Today, the floating offshore wind market is in the pre-commercial development phase, with industry players focused on proofs of concept and mitigating execution risk.

Onshore Wind

NOV is developing technology to lower onshore wind’s LCOE by economically constructing increasingly tall wind towers. Taller wind towers improve wind farm economics by allowing larger turbines to reach stronger winds, significantly increasing energy capture, lowering energy cost, and expanding the regions where wind projects can be profitably developed.

The Company has developed a patented tapered spiral-welding process that enables automated wind tower section production. Now in the early stages of commercialization, this proprietary process could significantly decrease tower section production times and reduce costs. Additionally, in time the process could enable in-field manufacturing operations, which could reduce costs and eliminate many logistical limitations of transporting the larger-diameter sections necessary for tall tower developments.

To support taller tower wind farm construction, NOV is developing a fit-for-purpose onshore wind tower erection system, built upon the intellectual property, control systems, and experience developed through mobile desert and arctic drilling rig design. The patent-pending system creates a structurally-sound, mobile tower crane that is expected to significantly improve the safety, reliability, and efficiency of tall wind tower installation processes.

Geothermal

Today, many of NOV’s oil and gas products are used for drilling geothermal wells. NOV’s drill pipe, drill pipe coatings, liner hangers, completion tools, drill bits, and full land rig packages have been a critical part of global geothermal development. Further, with geothermal power generation’s recently renewed traction, NOV has developed new proprietary products that address many unique geothermal production challenges worldwide.

Carbon Capture and Sequestration

NOV is positioned to play a meaningful role in the growing carbon capture and sequestration industry. NOV’s gas processing technology enables CO2-from-hydrocarbon separation, dehydration, and liquification, all vital parts of the carbon capture chain. In addition, the business’s turret and mooring systems used in offshore production facilitate the development of offshore carbon re-injection sites.

Lowering the Carbon and Environmental Footprint of the Oil & Gas Industry

NOV is committed to providing products and services that economically reduce carbon intensity and deliver superior performance. The Company has pioneered numerous solutions for improving the industry’s safety and environmental footprint, including NOV’s closed-loop solids control systems, regenerative power systems, dual-containment flowline technologies, solar pumping systems, and hydrocarbon leak detection systems, among others. NOV remains committed to reducing emissions and improving industry sustainability and has recently commercialized several new offerings including:

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

NOV’s Maestro™ smart configurable power management system helps operators reduce fuel consumption while maintaining safe drilling operations. The Maestro system effectively calculates and determines the optimized and safe level of required power generation in real-time and optimizes power consumption on the rig to reduce emissions.

NOV’s EcoBooster™ system enables peak power shaving in hydraulic power systems and minimizes the number of active pumps needed for each operation, resulting in reduced fuel consumption and emissions savings of up to 80%. The short term power peaks are covered with flow from accumulators connected to the ringline piping by a smart valve. An added benefit of the EcoBooster™ system is improved equipment performances as the hydraulic response from accumulators is quicker than ramping up pumps.

NOV’s iNOVaTHERM™ waste management system incorporates thermal desorption technology that efficiently minimizes and treats drilling waste at the source for safe on-site disposal, significantly reducing costly carbon-emitting activities, such as barge vessel trips, crane lifts, and trucking transport. NOV’s advanced waste management systems with real-time monitoring play an integral role in reducing the risks associated with waste in transit and decreasing the industries’ overall emissions operations.

NOV’s Ideal eFrac™ pressure pumping equipment delivers advanced well stimulation technology to dramatically reduce emissions and decrease ownership cost. The patent-pending Ideal eFrac system enhances wellsite safety by reducing complexity and removing personnel from hazardous environments. In addition to lower operating emissions and greater power density, the Ideal eFrac system is less disruptive to neighboring communities because it reduces truckloads by 40 percent, enables a smaller footprint, and reduces noise.

NOV’s eDrive™ system for wireline skids and hybrid wireline trucks provides a more sustainable solution for interventions by making customers’ operations less impactful on the environment and strengthening regulatory compliance.

Markets and Competition

The Company’s customers are predominantly service companies, oil and gas companies, and shipyards. Products within Energy Products & Services are sold and rented worldwide through NOV’s sales force and through commissioned representatives. Substantially all of Energy Equipment’s capital equipment and spare parts sales, and a large portion of smaller pumps and parts sales, are made through NOV’s direct sales force and distribution service centers. Sales to foreign oil companies are often made with or through representative arrangements.

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

Influence of Oil and Gas Activity Levels on the Company’s Business

The oil and gas industry has historically experienced significant volatility. Demand for the Company’s products and services depends primarily upon the general level of activity in the oil and gas industry worldwide. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well remediation drive demand for the Company’s products and services. Additionally, high levels of oil and gas activity increase cash flows available for oil and gas companies, drilling contractors, oilfield service companies, and manufacturers of OCTG to invest in equipment that the Company sells.

See additional discussion on the current worldwide economic environment and related oil and gas activity levels in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree. The Company typically realizes a more pronounced level of spending during the fourth quarter, and a decline in the first quarter, in certain of its businesses, which it believes is related to annual budgetary cycles and winter weather. On average, first quarter revenues through the past five years have declined 6.9% sequentially from the fourth quarter. Extremely harsh winter weather can reduce oilfield operations in far northern or high-altitude locations, including parts of Colorado, Canada and China, and the annual thaw (or “breakup”) in Canada makes some unimproved roads inaccessible to heavy equipment during part of each second quarter. Both situations temporarily reduce demand for the Company’s products and services in the affected geographic area, although revenues generally recover once conditions improve. Fluctuations in customers’ activity levels caused by national or customary holiday seasons and annual budgetary cycles can also affect their spending levels with the Company, leading to both temporary local decreases and increases in sales. While the Company anticipates that the seasonal and other trends described above may continue, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

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

As of December 31, 2024, the Company held a substantial number of granted patents and pending patent applications worldwide, including U.S. patents and U.S. patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2025 to 2044. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Manufacturing and Service Locations

The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components, and testing. See properties list in Item 2 for information regarding primary facilities.

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

Backlog

The Company monitors its backlog of orders to guide its planning. Backlog includes orders from the Company’s Energy Equipment segment that typically require more than three months to manufacture and deliver.

Backlog measurements are based on written orders that are firm but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog at December 31, 2024, 2023 and 2022 was $4.4 billion, $4.1 billion and $3.8 billion, respectively.

Human Capital

NOV’s 34,010 global, diverse employees use their skill and expertise to provide the products and services that help our customers operate safely, efficiently, sustainably, and competitively. NOV’s team designs and manufactures a broad array of equipment and technology, from some of the heaviest, largest, and most complex mobile machines on earth (on and offshore drilling rigs, wind turbine installation vessels, and FPSOs) to very small precision sensors and measuring devices.

NOV’s employee base includes:

•
Inventors, designers, scientists, and engineers (including mechanical, electrical, chemical, hydraulic, materials, computer, software, data analytics, and other disciplines) who design and improve the equipment, electronics, software, services and process that bring value to NOV’s customers;
•
Technical sales, marketing and training professionals who educate customers, the industry, and our own organization about NOVs’ many products, services, and unique capabilities;
•
Supply chain, logistics, warehousing, and quality testing professionals who ensure our factories, workshops, repair centers and field technicians have the right materials and tools to do their jobs efficiently;
•
Production and service planners and schedulers, project managers, and process design and Quality Health Safety and Environmental professionals who plan, manage, and monitor the activities of our workforce to ensure high-quality, efficient, safe, and environmentally compliant operations;

•
Machinists, metal fabricators, welders, assemblers, pipe fitters, riggers, electronics technicians, system integrators, composite material fabricators, paint and industrial coatings specialists, and other skilled trade professionals who use a wide variety of industrial processes, tools, and techniques to transform raw materials and purchased components into the many products NOV sells;
•
Field service engineers, mechanics, and technicians who maintain, service, repair, and upgrade NOV equipment and, in some cases, assist customers with its operation;
•
Business leaders and managers who create business strategies and targets, assess goals and priorities, and allocate resources to ensure NOV’s employees have the tools they need to get the job done and further build the Company’s competitive advantages; and
•
Support function professionals, including: Information Technology, Human Resources, Legal, Compliance, Clerical, and Accounting and Finance who support operations to keep the business infrastructure and administrative burdens flowing.

34% percent of NOV employees work in the United States, 20% in Europe, 14% in Latin America, 13% in the Asia Pacific region, 13% in the Middle East and Africa, 3% in Canada and 3% in China. The Company’s 551 physical locations include manufacturing plants, research facilities, machine shops, office buildings, warehouses, and distribution centers where between 20 to 1,100 people work, and repair shops, rental tool bases, sales offices and other small locations where between 5 to 200 people work. Many NOV employees travel to work at customer locations, including onshore and offshore drilling sites, shipyards, and other industrial locations where equipment needs installation, commissioning, service, or repair, or where customers need training or technical support.

NOV’s success depends on these dedicated, skilled hardworking employees. The Company strongly believes that safeguarding and supporting the health, safety, diversity, respect, skills, career satisfaction, and wellbeing of NOV’s employees are critical to the success of the business. The Company’s Human Resources and Health Safety and Environmental organizations provide policies, oversight, monitoring, resources, training, and assistance companywide that are designed to foster a culture that embraces this belief.

Safety

Protecting the health and safety of all stakeholders is a core value. NOV maintains comprehensive monitoring and tracking of reportable injuries, reviewed each quarter by our operating Segment Presidents with the CEO, CFO, and Chief HSE Officer (including significant injuries, root cause analysis, and remediation measures). Successful safety programs and campaigns are also shared across the Company’s operations, including:

•
Stop Work Authority – all NOV employees have the authority, responsibility, and duty to stop an unsafe act, practice, or job;
•
Life Saving Rules – standardized rules aligning NOV with industry partners to reduce the risk of serious injury or death associated with critical hazards in the workplace;
•
Safety Audits – programs coordinating safety walk-throughs, observations, and improvements at NOV facilities; and
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

Diversity and inclusion

NOV recognizes that diversity of thought, insight and experiences, culture, talent, and education contribute to achieving the Company’s goals. NOV is committed to maintaining a diverse workforce, fostering inclusion, and providing equal opportunities based on merit and performance, which can lead to more innovative and creative business solutions, more informed decision-making, greater employee engagement, and better retention and recruitment of top talent.

In support of this commitment, NOV has implemented training programs covering the Company’s Code of Conduct and Business Ethics and Harassment in the Workplace.

Across NOV’s global workforce, women make up 16% of all employees, 23% of salaried employees, 20% of the C-Suite and hold 27% of the Company’s Board of Directors seats.

Career satisfaction and skills

NOV tracks and monitors data on the employee experience including hiring, turnover, and promotion trends. The Company also obtains employee feedback through ‘pulse’ surveys which measure employee engagement across several areas. Human resources managers and business managers across the Company review this information to identify areas for improvement and create remediation strategies.

The Company invests in opportunities for employee education, growth, and development, providing comprehensive training opportunities in technical, managerial, and leadership skills. Some programs include Powering Excellence designed for current and potential business leaders, Supervisor Training and Resources (STAR) and Leading Self and Others designed for new managers, as well as many other courses through the Company’s dedicated Technical Training Centers based in Houston, Singapore, UAE, Norway, UK, and South America.

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
•
the level of production by non-OPEC countries including production from U.S. shale plays;
•
the level of excess production capacity;
•
the cost of exploring for and producing oil and gas;
•
the level of drilling activity and drilling rig dayrates;
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
•
increased capital requirements imposed upon the oil and gas industry to comply with heightened air emissions control requirements and regulations;
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

As of December 31, 2024, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Energy Equipment in the amount of $4.43 billion. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market or subject us to contractual penalties:

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

Approximately 66% of our revenues in 2024 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

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
tariffs;
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
•
suppliers’ allocating less of their supply to the Company than required or requested by the Company;
•
higher prices for raw materials and components;
•
delays and higher costs for shipping and transportation;
•
tariffs;
•
labor shortages and absences;
•
wage and other labor cost inflation;
•
government regulation;
•
travel restrictions;
•
increased labor costs;
•
liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services; and
•
other contractual or other legal claims from our customers resulting from supply chain, transportation or other business disruption.

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

Our business may be materially and adversely affected by severe weather conditions in areas where we operate. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions, including coastal storm surges, inland flooding from intense rainfall, hurricane-strength winds, and extreme temperature. Repercussions of severe or unseasonable weather conditions may entail the evacuation of personnel and stoppage of services, damage to our facilities and project work sites, as well as our customers’ platforms or structures and offshore drilling rigs, inability to deliver material to jobsites in accordance with contract schedules, decreases in demand for oil and natural gas during unseasonably warm winters, and loss of productivity. Additionally, severe weather events could result in a disruption or suspension of our customers’ operations, thereby reducing demand for our services. Any of these events could adversely affect our financial condition, results of operations and cash flows.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

Goodwill represents the excess of acquisition price paid over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company has approximately $1.6 billion of goodwill and $0.2 billion of other intangible assets with indefinite lives as of December 31, 2024. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to): a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

See additional discussion on “Goodwill and Other Indefinite – Lived Intangible Assets” in Critical Accounting Estimates of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have expanded and grown our businesses through acquisitions and continue to pursue a growth strategy, but we cannot assure that attractive acquisitions will be available to us at reasonable prices or that such acquisitions will result in the outcomes we anticipate.

We cannot assure that acquisitions will result in the financial, operational or other benefits that we anticipate, and we cannot assure that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to effectively manage any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the Company, any of which could cause our business to suffer.

Legal and Regulatory Related

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

We could be adversely affected if we fail to comply with any of the numerous international, federal, state and local laws, regulations and policies that govern environmental protection, data privacy, zoning and other matters applicable to our businesses.

Our businesses are subject to numerous international, federal, state and local laws, regulations and policies governing environmental protection, data privacy, zoning and other matters. Moreover, data privacy laws and regulations enacted in the various jurisdictions in which we operate impose a variety of obligations to protect data against misuse or disclosure. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. If existing regulatory requirements change, we may be required to make significant unanticipated capital and operating expenditures. We cannot assure you that our operations will continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to reduce or cease operations or conduct site remediation or other corrective action which could adversely impact our operations and financial condition.

Our businesses expose us to potential environmental, product or personal injury liability.

Our businesses have in the past and may in the future expose us to risks from harmful substances that escape into the environment or from our product failing to perform or causing personal injury, or exposing individuals to chemicals, harmful substances, or environmental conditions, any of which could result in:

•
personal injury or loss of life;
•
severe damage to or destruction of property;
•
environmental damage; and/or
•
suspension of operations.

Our current and past activities, as well as the activities of our former divisions and subsidiaries, could result in our facing substantial environmental, regulatory, personal injury, class action, mass tort and other litigation and liabilities. These could include the costs of cleanup of contaminated sites and site closure obligations. These liabilities could also be imposed on the basis of one or more of the following theories:

•
negligence;
•
strict liability, including joint and several strict liability
•
products liability;
•
breach of contract with customers; or

•
as a result of contractual agreements to indemnify our customers in the normal course of business, which is normally the case.

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

Future laws, regulations, treaties, international obligations, reporting obligations related to greenhouse gases (GHG), climate change, and activism and customer positions related to environmental, social and governance (ESG) could adversely impact our business, may increase compliance obligations and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

The trend of increased environmental regulation is not linear and can fluctuate depending on the administration and jurisdiction, even within the same county. For example, on January 20, 2025, President Trump issued Executive Orders seeking to rescind prior Executive Orders and agency actions enacted by the Biden Administration. These include revoking Biden-era Executive Orders withdrawing certain offshore waters within the Outer Continental Shelf available for oil and gas exploration and imposing a temporary prohibition of offshore wind leasing in the Outer Continental Shelf. We cannot foresee the potential impact and unintended consequences that future Executive Orders or the changes in enforcement of existing laws, rules, and orders may have on our business. Additionally, although the Trump Administration initially withdrew the U.S. from the Paris Agreement in November 2020, the U.S. reentered the Paris Agreement in February 2021 under the Biden Administration, but the Trump Administration again withdrew from the Paris Agreement on January 20, 2025. Though we are closely following developments in this area and changes in the regulatory landscape in the United States and other jurisdictions, we cannot predict with precision or quantify how or when challenges may arise and ultimately impact our business.

Laws and regulations in some jurisdictions, for example in the EU Corporate Sustainability Reporting Directive (“CSRD”) and the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, impose obligations in future years to report GHG emissions. Depending on the jurisdiction, e.g., outside of the United States, the recent Executive Orders may not change our regulatory obligations. Calculation of some GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations. Accordingly, the EU CSRD and California regulations and other similar regulations give rise to litigation risk concerning the required disclosures. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to GHG and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

In addition to regulatory risks, increased advocacy related to environmental, social and governance (ESG) issues generally, and on climate change and GHG emissions in particular, may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. For example, a number of our significant customers have been sued in state and federal court in the U.S. and international courts by plaintiffs seeking to impose liability on such customers for their alleged contribution to climate change or failure to adequately warn the public of alleged risks associated with fossil fuels, and while this litigation has not generally affected companies like us within oilfield services, we cannot foreclose the possibility that this type of litigation may trend in that direction. Further, our investors, customers, and other stakeholders have increased their focus on sustainability and the energy transition. Negative perceptions of the oil and natural gas industry and promotion of alternative energy sources can negatively impact demand for our products and the price of our stock. Additionally, we may suffer reputational harm if we do not adequately identify or manage ESG-related risks or if there are negative perceptions of our response to ESG issues. We may also incur increased costs as a result of our efforts to address ESG issues important to our stakeholders, including providing expanded reporting on ESG issues, which may impact our financial condition or results of operations. Public reporting on ESG issues has been increasingly subject to scrutiny by regulators, investors and the public. Any actual or perceived “greenwashing”—defined generally as the misrepresentation or exaggeration of ESG or sustainability practices or commitments not adequately supported by measurable actions or outcomes—could result in reputational harm and legal liability, including regulatory enforcement actions, investor lawsuits and consumer claims under securities and consumer protection laws.

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

A growing number of nations are requiring equipment providers and contractors to meet local content requirements or other local standards. To meet many of these local content and other requirements, we are required to attract and retain qualified local personnel. If we are unable to do so because the supply of qualified local personnel is constrained for any reason, the growth and profitability of our business may be adversely affected. In addition, our ability to work in certain jurisdictions is sometimes subject to our ability to successfully negotiate and agree upon acceptable joint venture agreements. The failure to reach acceptable agreements could adversely impact the Company’s operations in certain countries. Additionally, we may share control of joint ventures with unaffiliated third parties. Differences in views, and disagreements, among joint venture parties may result in delayed decision-making and disputes on important issues. In some instances, we could suffer a material adverse effect to the results of our joint ventures and our consolidated results of operations.

The Company could be subject to changes in its tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities and to changes in tariffs that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are subject to taxes in the U.S. and numerous jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. An increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Our supply chain is integrated through numerous countries, with significant trade into and out of many jurisdictions, including the U.S., Mexico, Canada, the EU and China. As a result, changes in tariffs could have a material adverse effect on our financial results. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. In particular, the Company received and paid a $51 million transfer pricing tax assessment in Denmark in 2022. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable. Additionally, the IRS has proposed an adjustment to certain restructuring steps which occurred in 2017. The Company and its advisors believe these restructuring steps were properly completed in accordance with U.S. tax laws and regulations and has appealed the proposed adjustment. However, if the Company is unsuccessful in the appeals process, the IRS proposed adjustment would be substantially offset by the utilization of foreign tax credit carryforwards which subsequently expired unused or are fully reserved by a valuation allowance and $48 million additional income tax expense would be owed. In 2024, the company received a proposed assessment of $31 million in Canada related to its 2016 – 2018 exam cycle. The company and its advisors believe its filing position is consistent with Canadian tax law and tax court cases. The company paid $16 million, is presently appealing and believes it will be reimbursed following a successful appeals or tax court process.

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

Since that time, as a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. Among other things, these sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. They from time to time have been updated by the various governments and also impose restrictions on doing business with certain Russian customers, certain financial institutions and certain individuals and restrict or prohibit new investments and business activities in Russia. The situation is complicated by actual and potential governmental and legal actions taken by the Russian Federation in response to the sanctions, which could expose our employees to adverse legal consequences in Russia, including potential criminal penalties. Other sanctions have been enacted related to Belarus and Belarusian interests. In response to these sanctions, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. Litigation may result from the confluence of these events in Russia and Belarus and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain government approval. As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $4.2 million for the year ended December 31, 2023. We did not record impairment or other charges for the year ended December 31, 2024.

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

Mooring system	The method by which a vessel or buoy is fixed to a certain position, whether permanently or temporarily.

Oil Country Tubular Goods (OCTG)	Metal products used in the oil and gas industry, OCTG products include drill pipe, casing, tubing, couplings, and accessories.

Pressure control equipment	Equipment used in: 1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure pumping	Pumping fluids into a well by applying pressure at the surface.

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

Solids	See “Cuttings”

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As part of the Company’s enterprise risk management, we maintain a cyber risk program with established policies and procedures to detect, prevent, mitigate, and remediate cybersecurity incidents and related risks. The program is led by our Chief Information Security Officer (“CISO”), who has 30 years of experience in information security and is a Certified Information Systems Security Professional. Our CISO reports directly to our Chief Information Officer of Corporate IT, who has over 25 years of experience in all areas of information technology. Our cybersecurity team is comprised of experienced, educated, and certified professionals with decades of experience in cybersecurity leadership roles.

Our cyber risk management program is based on recognized industry practices and standards in cybersecurity and information technology. These standards include the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization for Standardization (“ISO”) 27001. Security controls are managed using an information security management system (“ISMS”), providing a systematic approach consisting of people, processes, and technology. NOV’s ISMS aims to minimize risk and ensure business continuity by proactively limiting the impact of security incidents.

Our cybersecurity incident response plan includes an escalation process to senior management, who evaluates various factors related to the cybersecurity incident to assess the impact on the Company and any required disclosures. If a cybersecurity incident was determined to be material by senior management, our Board of Directors would be promptly notified and the incident reported based on applicable legal requirements. Our processes also address cybersecurity risks associated with third-party service providers, including those in our supply chain or who have access to our data or systems. We evaluate third-party service providers from a cybersecurity risk perspective, which may include an assessment of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls. We conduct continuous vulnerability assessments and continuous penetration testing. Additionally, we undergo internal and external assessments of our processes to identify opportunities for improvement and reduce exposure to cybersecurity incidents.

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

ITEM 2. PROPERTIES

The Company owned or leased approximately 551 facilities worldwide as of December 31, 2024, including the following principal manufacturing, service, distribution and administrative facilities:

Owned /
Location	Description	Leased
Energy Products & Services:
Navasota, Texas	Manufacturing Facility & Administrative Offices	Owned
Conroe, Texas	Manufacturing Facility of Drill Bits and Downhole Tools, Administrative & Sales Offices	Owned
Houston, Texas	Sheldon Road Inspection Facility	Owned
Veracruz, Mexico	Manufacturing Facility of Tool Joints, Warehouse & Administrative Offices	Owned
Houston, Texas	Holmes Rd Complex: Manufacturing, Warehouse, Coating Manufacturing Plant & Corporate Office	Owned
Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	Owned
Dubai, UAE	Manufacturing Facility of Downhole Tools, Distribution Warehouse	Leased
Conroe, Texas	Solids Control Manufacturing Facility, Warehouse, Administrative & Sales Offices, and Engineering Labs	Owned
Houston, Texas	Manufacturing of plastic thread products	Owned
Senai, Malaysia	Manufacturing Facility of Fiber Glass Products	Owned*
Qingdau, Shandong, China	Manufacturing of fiber-reinforced tubular products	Leased
Houston, Texas	Manufacturing of fiber-reinforced tubular products & Administrative Offices	Leased
Dammam, Saudi Arabia	Manufacturing of fiberglass products	Leased
Mt. Union, Pennsylvania	Manufacturing of fiberglass products	Owned
Energy Equipment:
Houston, Texas	Bammel Facility, Repairs, Service, Aftermarket Parts, Administrative & Sales Offices	Leased
Houston, Texas	Manufacturing Plant of Drilling Equipment	Leased
Houston, Texas	West Little York Manufacturing Facility, Repairs, Service, Administrative & Sales Offices	Owned
New Iberia, Louisiana	Repair, Services and Spares Facility	Leased
Singapore	Manufacturing, Repairs, Service, Field Service/Training, Administrative & Sales Offices	Leased
Al Jubail, Saudi Arabia	Manufacturer and Service of Drilling Rigs and Equipment	Leased
Tulsa, Oklahoma	Manufacturing Facility of Pumps, Warehouse and Administrative & Sales Offices	Owned
Kintore, Aberdeenshire, Scotland, UK	Manufacturing & Servicing of Elmar, ASEP and Anson Equipment	Leased
Kalundborg, Denmark	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	Owned
Superporto du Acu, Brazil	Flexibles Manufacturing, Warehouse, Shop & Administrative Offices	Owned*
Corporate:
Houston, Texas	Corporate and Shared Administrative Offices	Leased

*Building owned but land leased.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of January 31, 2025, there were 1,338 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends declared was $0.05 per share in the first quarter of 2024, $0.075 per share in each of the remaining quarters of 2024 and $0.05 per share in each quarter of 2023, aggregating $108 million and $79 million for the years ended December 31, 2024 and 2023, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. The total shareholder return assumes $100 invested on December 31, 2019 in NOV Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

	12/19	12/20	12/21	12/22	12/23	12/24
NOV Inc.	100.00	55.13	54.63	85.06	83.49	61.12
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Oil & Gas Equipment & Services Index	100.00	63.78	81.35	134.08	136.52	119.25
PHLX Oil Service Index	100.00	57.92	69.94	112.94	115.10	101.68
S&P Oil & Gas Equipment Index	100.00	56.61	63.54	103.26	110.57	104.88

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 through October 31, 2024	—	$—	—	883,429,559
November 1 through November 30, 2024	1,274,110	16.09	1,274,110	862,932,283
December 1 through December 31, 2024	6,260,509	14.66	6,260,509	771,182,767
Total	7,534,619	$14.90	7,534,619

(1) On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 551 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling, well servicing and offshore construction equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing and high-pressure fiberglass and composite tubing and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. More recently, by applying its deep knowledge in technology, the Company has helped advance the transition toward sustainable energy. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

In an effort to drive further operational and financial efficiencies, the Company consolidated NOV’s operational structure into two segments, Energy Equipment and Energy Products and Services, effective January 1, 2024. Prior to January 1, 2024, the Company conducted its operations through three business segments: Wellbore Technologies, Completion & Production Solutions, and Rig Technologies. Segment disclosures pertaining to prior periods have been restated to reflect the change in reportable segments. See Item 1. “Business”, for a discussion of each of these business segments.

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements to conform with the 2024 presentation. The Company discloses Adjusted EBITDA (defined as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items (as defined below under “Executive Summary”)) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind, solar and geothermal energy products. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2024 v	2024 v
	2024*	2023*	2022*	2023	2022
Active Drilling Rigs:
U.S.	599	689	721	(13.1%)	(16.9%)
Canada	188	177	175	6.2%	7.4%
International	945	948	851	(0.3%)	11.0%
Worldwide	1,732	1,814	1,747	(4.5%)	(0.9%)
West Texas Intermediate Crude Prices (per barrel)	$76.55	$77.64	$94.81	(1.4%)	(19.3%)
Natural Gas Prices ($/mmbtu)	$2.19	$2.54	$6.38	(13.8%)	(65.7%)

* Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2024 on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
-
Total Number of Rigs
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
West Texas Int. (Price per Barrel)

	4Q22	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24	4Q24
Total Rigs	1,872	1,899	1,797	1,790	1,769	1,797	1,695	1,727	1,708
Canada	190	223	115	188	182	209	137	209	195
US	775	761	722	651	622	623	602	586	586
International	907	915	960	951	965	965	956	932	927
W. TX Int. ($)	$82.79	$76.08	$73.76	$82.30	$78.41	$77.56	$81.71	$76.24	$70.69

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price, Natural Gas Price: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $76.55 in 2024, a decrease of 1% over the average price for 2023 of $77.64 per barrel. The average natural gas price in 2024 was $2.19 per mmbtu, a decrease of 14% compared to the 2023 average of $2.54 per mmbtu. Average rig activity worldwide decreased 5% for the full-year in 2024 compared to 2023. The average crude oil price for the fourth quarter of 2024 was $70.69 per barrel, and natural gas was $2.44 per mmbtu.

At January 31, 2025, there were 840 rigs actively drilling in North America, comprised of U.S. and Canada, compared to the fourth quarter average of 781 rigs, an increase of 8 percent. The price for West Texas Intermediate Crude Oil was $72.53 per barrel at January 31, 2025, an increase of 3 percent from the fourth quarter of 2024 average. The price for natural gas was $3.04 per mmbtu at January 31, 2025, an increase of 25 percent from the fourth quarter of 2024 average.

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

EXECUTIVE SUMMARY

NOV generated revenue of $8.87 billion in 2024, due to improving quality of our capital equipment backlog, market share gains from new, higher margin technologies and services, and operational efficiencies that more than offset the effect of lower drilling activity.

For the year ended December 31, 2024, the Company reported net income attributable to the Company of $635 million, a decrease of $358 million from $993 million in 2023, which included the release of valuation allowances on deferred tax assets of $485 million. Operating profit increased 35 percent to $876 million, or 9.9 percent of sales for the full-year 2024. Adjusted EBITDA increased 11 percent to $1.11 billion or 12.5 percent of sales for 2024.

For the fourth quarter ended December 31, 2024, revenue was $2.31 billion, a decrease of 1 percent compared to the fourth quarter of 2023. Net income decreased $438 million, or $1.10 per diluted share, year-over-year from $598 million, which included the release of valuation allowances on deferred tax assets of $485 million. Operating profit increased 29 percent to $207 million, or 9.0 percent of sales. The Company recorded $7 million in pre-tax charges within Other Items, primarily related to severance and facility closure costs. Adjusted EBITDA increased 3 percent year-over-year to $302 million, or 13.1 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $1.06 billion in the fourth quarter of 2024, a decrease of 1 percent from the fourth quarter of 2023. Operating profit increased $18 million from the prior year to $112 million, or 10.6 percent of sales, and included $3 million in Other Items. Adjusted EBITDA decreased $20 million from the prior year to $173 million, or 16.3 percent of sales. The decrease in revenue and Adjusted EBITDA was primarily due to lower levels of global drilling activity, but this was partially offset by growing adoption of the Company’s new technologically advanced product offerings.

Energy Equipment

Energy Equipment generated revenues of $1.29 billion in the fourth quarter of 2024, a decrease of 1 percent from the fourth quarter of 2023. The decline in revenue was due primarily to the divestiture of the Company’s Pole Products business in early 2024 and lower revenue from aftermarket support; however, this was mostly offset by higher revenue from the segment’s growing backlog. Operating profit increased $31 million from the prior year to $152 million, or 11.8 percent of sales, and included $4 million in Other Items. Adjusted EBITDA increased $38 million from the prior year to $185 million, or 14.4 percent of sales. Profitability improved due to strong execution on higher margin projects from the segment’s backlog.

New orders booked during the quarter totaled $757 million, representing a book-to-bill of 121 percent when compared to the $628 million shipped from backlog. As of December 31, 2024, backlog for capital equipment orders for Energy Equipment was $4.43 billion, an increase of $279 million from the fourth quarter of 2023.

Oil & Gas Equipment and Services Market and Outlook

The macro environment and geopolitical uncertainties continue to drive volatility and pressure commodity prices, with oil prices reflecting growing concerns regarding diminishing demand from weakening global economies, excess OPEC capacity, and rising non-OPEC production. These concerns along with ample supplies of natural gas in North America are increasing cautiousness among oil and gas producers, resulting in lower drilling activity in the U.S. land market and are beginning to affect shorter-cycle activity in international markets.

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

Regardless of the operating environment, NOV remains committed to improving organizational efficiencies while focusing on the development and commercialization of innovative products and services, including technologies to reduce the environmental impact of oil and gas operations, and technologies to improve the economics of alternative energy that are responsive to the longer-term needs of NOV’s customers. We believe this strategy will further advance the Company’s competitive position in all market conditions.

Results of Operations

The following table summarizes the Company’s revenue and operating profit by operating segment (in millions):

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue:
Energy Products and Services	$4,130	$4,077	$3,537	1.3%	15.3%
Energy Equipment	4,888	4,669	3,819	4.7%	22.3%
Eliminations	(148)	(163)	(119)	9.2%	(37.0%)
Total revenue	$8,870	$8,583	$7,237	3.3%	18.6%
Operating profit:
Energy Products and Services	$475	$507	$331	(6.3%)	53.2%
Energy Equipment	608	371	137	63.9%	170.8%
Eliminations and corporate costs	(207)	(227)	(204)	8.8%	(11.3%)
Total operating profit	$876	$651	$264	34.6%	146.6%
Operating profit %:
Energy Products and Services	11.5%	12.4%	9.4%
Energy Equipment	12.4%	7.9%	3.6%
Total operating profit %	9.9%	7.6%	3.6%

Years Ended December 31, 2024 and December 31, 2023

Energy Products and Services

Revenue from Energy Products and Services for the year ended December 31, 2024 was $4.13 billion, an increase of $53 million, or 1 percent, compared to the year ended December 31, 2023. North American revenue increased 4 percent despite the decline in drilling activity primarily due to the acquisition of our artificial lift business and market share gains, while international revenue declined 1 percent primarily due to lower sales of drill pipe and conductor pipe connections.

Operating profit from Energy Products and Services was $475 million for the year ended December 31, 2024, a decrease of $32 million compared to the year ended December 31, 2023. Operating profit percentage for 2024 was 11.5 percent compared to an operating profit percentage of 12.4 percent in 2023. The decrease in profitability was due to a less favorable sales mix and a 21 percent decline in sales of drill pipe for the year ended December 31, 2024, when compared to the prior year.

Included in operating profit are Other Items related to severance, facility closure costs, and other charges and credits. Other Items included in operating profit for Energy Products and Services were $7 million for the year ended December 31, 2024 and $53 million for the year ended December 31, 2023.

Energy Equipment

Revenue from Energy Equipment for the year ended December 31, 2024 was $4.89 billion, an increase of $219 million, or 5 percent, compared to the year ended December 31, 2023. The increase in revenue is attributable to higher sales in international offshore markets. Revenue improved from international sales by 8 percent and offshore sales increased by 10 percent for the year ended December 31, 2024, when compared to the prior year. The increase in sales to these markets is a result of strong demand for aftermarket products and services and execution on the segment’s improving capital equipment backlog. Revenues in North America declined 3 percent year-to-date when compared to the prior year, primarily due to the divestiture of the segment’s Pole Products business during the second quarter of 2024.

Operating profit from Energy Equipment was $608 million for the year ended December 31, 2024, an increase of $237 million compared to the year ended December 31, 2023. Operating profit percentage for 2024 was 12.4 percent compared to operating profit percentage of 7.9 percent in 2023. Higher profitability for the year ended December 31, 2024 was the result of higher margin sales primarily driven by improved demand for aftermarket products and services and strong execution on the segment’s improving capital equipment backlog. A $130 million gain from the divestiture of the segment’s Pole Products business in the second quarter of 2024 also contributed to the increase in profitability for the current year.

Included in operating profit are Other Items related to the gain on the divestiture of the segment’s Pole Products business, gains on sales of previously reserved inventory, severance, facility closure costs, and other charges and credits. Other items included in operating profit for Energy Equipment was a net credit of $118 million for the year ended December 31, 2024 and a net credit of $14 million for the year ended December 31, 2023.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4.43 billion at December 31, 2024, an increase of $279 million, or 7 percent, from backlog of $4.15 billion at December 31, 2023. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 41 percent of backlog to become revenue during 2025 and the remainder thereafter. At December 31, 2024, approximately 51 percent of the capital equipment backlog was for offshore products and approximately 92 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $207 million for the year ended December 31, 2024 compared to $227 million for the year ended December 31, 2023.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations remained flat when compared to 2023, while corporate costs declined 6 percent due to our cost savings initiatives and workforce reductions taken in 2023.

Interest and financial costs and Interest Income

Interest and financial costs were $91 million for the year ended December 31, 2024 compared to $88 million for the year ended December 31, 2023. The increase in interest and financial costs were primarily due to debt borrowings on the revolving credit facility in the first quarter of 2024.

Interest income was $38 million for the year ended December 31, 2024 compared to $28 million for the year ended December 31, 2023. The increase was primarily related to interest earned on larger cash balances in the current year compared to prior year.

Equity income in unconsolidated affiliates

Equity income in unconsolidated affiliates was $36 million for the year ended December 31, 2024 compared to $119 million for the year ended December 31, 2023. A less favorable product sales mix and lower volume in sales led to lower profitability year-over-year for our largest investment in unconsolidated affiliates.

Other expense, net

Other expense, net was $28 million for the year ended December 31, 2024 compared to $98 million for the year ended December 31, 2023. The decrease in expense was primarily due to larger foreign currency fluctuations in the prior year, particularly with the currency devaluation in Argentina.

Provision for income taxes

The effective tax rate for the year ended December 31, 2024 was 23.6 percent, compared to (60.9) percent for 2023. For the year ended 2024, the effective tax rate was negatively impacted by increased withholding taxes, nondeductible expenses, and losses in certain jurisdiction with no tax benefit, partially offset by a lower rate of U.S. tax on certain earnings generated outside of the United States and the release of valuation allowances in certain jurisdictions with net operating losses as a result of improving forecasted taxable income. During 2023, the Company determined it was more likely than not that the Company would be able to realize the benefit of a substantial portion of the deferred tax assets in the United States and the majority of its other international jurisdictions and released valuation allowances on certain deferred tax assets. The effective tax rate was favorably impacted by the adjustments related to utilization of losses and tax credits for current and prior year tax returns, partially offset by current year losses in certain jurisdictions with no tax benefit.

Results of Operations in 2023 Compared to 2022

Information related to the comparison of our operating results between the years 2023 and 2022 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

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

Additionally, Excess Free Cash Flow is defined as cash flows from operations less capital expenditures and other investments, including acquisitions and divestitures. Excess Free Cash Flow does not represent the Company’s residual cash flow available for discretionary expenditures, as the calculation of these measures does not account for certain debt service requirements or other non-discretionary expenditures.

Other items consist of charges and credits related to (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2024	2023	2024	2024	2023
Other items by category:
Russia impairment and other charges	$—	$1	$1	$(1)	$4
Inventory	2	(3)	—	(3)	(20)
Voluntary early retirement program	—	42	—	—	52
Royalty discount	—	25	—	—	25
Earnout	—	(25)	—	—	(25)
Business divestiture	1	—	—	(130)	—
Severance, facility closures and other	4	15	4	25	15
Total other items	$7	$55	$5	$(109)	$51

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measures (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2024	2023	2024	2024	2023
Operating profit:
Energy Products and Services	$112	$94	$114	$475	$507
Energy Equipment	152	121	129	608	371
Eliminations and corporate costs	(57)	(54)	(49)	(207)	(227)
Total operating profit	$207	$161	$194	$876	$651

Operating profit %:
Energy Products and Services	10.6%	8.8%	11.4%	11.5%	12.4%
Energy Equipment	11.8%	9.3%	10.6%	12.4%	7.9%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	9.0%	6.9%	8.9%	9.9%	7.6%

Other Items, net:
Energy Products and Services	$3	$50	$3	$7	$53
Energy Equipment	4	(1)	1	(118)	(14)
Corporate	—	6	1	2	12
Total other items	$7	$55	$5	$(109)	$51

(Gain)/loss on sales of fixed assets
Energy Products and Services	$—	$1	$1	$—	$(1)
Energy Equipment	—	(1)	—	—	(4)
Corporate	—	1	—	—	2
Total (gain)/loss on sales of fixed assets	$—	$1	$1	$—	$(3)

Depreciation & amortization:
Energy Products and Services	$58	$48	$54	$221	$183
Energy Equipment	29	28	29	115	111
Corporate	1	1	3	7	8
Total depreciation & amortization	$88	$77	$86	$343	$302

Adjusted EBITDA:
Energy Products and Services	$173	$193	$172	$703	$742
Energy Equipment	185	147	159	605	464
Eliminations and corporate costs	(56)	(46)	(45)	(198)	(205)
Total Adjusted EBITDA	$302	$294	$286	$1,110	$1,001

Adjusted EBITDA %:
Energy Products and Services	16.3%	18.0%	17.1%	17.0%	18.2%
Energy Equipment	14.4%	11.3%	13.0%	12.4%	9.9%
Eliminations and corporate costs	—	—	—	—	—
Total Adjusted EBITDA %	13.1%	12.5%	13.1%	12.5%	11.7%

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$160	$598	$130	$635	$993
Noncontrolling interests	1	(3)	—	—	(8)
Provision (benefit) for income taxes	38	(460)	44	196	(373)
Interest expense	24	23	21	91	88
Interest income	(11)	(7)	(11)	(38)	(28)
Equity (income) loss in unconsolidated affiliates	1	(18)	—	(36)	(119)
Other (income) expense, net	(6)	28	10	28	98
(Gain)/loss on sales of fixed assets	—	1	1	—	(3)
Depreciation and amortization	88	77	86	343	302
Other Items, net:	7	55	5	(109)	51
Total Adjusted EBITDA	$302	$294	$286	$1,110	$1,001

Liquidity and Capital Resources

Overview

At December 31, 2024, the Company had cash and cash equivalents of $1,230 million, and total debt of $1,740 million. At December 31, 2023, cash and cash equivalents were $816 million and total debt was $1,725 million. As of December 31, 2024, approximately $633 million of the $1,230 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash, if repatriated to the U.S., could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

On September 12, 2024, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility. This new credit facility replaced the Company’s previous $2.0 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of December 31, 2024, the Company was in compliance with a debt-to-capitalization ratio of 23.8% and had no outstanding letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of December 31, 2024, the Company has a carrying value of $94 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months.

The Company’s outstanding debt at December 31, 2024 consisted primarily of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $153 million. The Company was in compliance with all covenants at December 31, 2024. Long-term lease liabilities totaled $544 million at December 31, 2024.

The Company had $500 million of outstanding letters of credit at December 31, 2024, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$1,304	$143	$(179)
Net cash used in investing activities	(471)	(293)	(238)
Net cash used in financing activities	(406)	(103)	(96)

Significant uses and sources of cash during 2024:

•
Cash flows provided by operating activities were $1.30 billion, primarily driven by higher levels of profitability and changes in the primary components of our working capital (inventories, contract assets, receivables, and accounts payable).
•
Capital expenditures were $351 million.
•
Business acquisitions, net of cash acquired, were $298 million.
•
Business divestitures, net of cash disposed, were $176 million.
•
Payments of $108 million in dividends to our shareholders.
•
Share repurchases were $229 million.

Other

The effect of the change in exchange rates on cash was a decrease of $13 million for the year ended December 31, 2024, no change for the year ended December 31, 2023, and a decrease of $9 million for the years ended December 31, 2022.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations for the foreseeable future.

During the three months ended December 31, 2024, the Company repurchased 7.5 million shares of common stock under its share repurchase program for an aggregate amount of $112 million. During the year ended December 31, 2024, the Company repurchased 14.2 million shares of common stock under its share repurchase program for an aggregate amount of $229 million. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flows from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of steady, quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

We may pursue additional acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flows from operations and borrowings, including the unborrowed portion of the revolving credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

As of December 31, 2024, the Company had $68 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. Due to the uncertainty of the timing of future cash flows associated with these unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 15 to the Consolidated Financial Statements.

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

Revenue Recognition under Long-Term Construction Contracts

Revenue is recognized over-time for certain long-term construction contracts in the Energy Equipment segment. These contracts include custom designs for customer-specific applications that are unique and require significant engineering efforts. Revenue is recognized as work progresses on each contract. Right to payment is enforceable for performance completed to date, including a reasonable profit.

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

It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $19 million for the year ended December 31, 2024 primarily due to change orders.

Goodwill

Goodwill represents the excess of acquisition price paid over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company has approximately $1.6 billion of goodwill as of December 31, 2024. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to): a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; and a significant sustained increase in worldwide inventories of oil or gas.

The Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting is greater than its carrying amount, no further testing is required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment.

If and when the Company performs a quantitative assessment, it is based on the Company’s discounted cash flow analysis. The discounted cash flow is based on management’s forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flows from operations from each of the Company’s individual reporting units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flows from operations is the detailed annual plan or updated forecast. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

The Company elected to first perform the qualitative assessment described above for the purposes of its annual goodwill impairment test in 2024. Based on the results of the assessment, the Company concluded it was more likely than not that the fair value of each of its reporting units was greater than its carrying amount and no further testing was performed.

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

During 2024, 2023, and 2022 we recorded inventory provision charges (credits) to inventory reserves of $31 million, $28 million, and $(18) million, respectively. At December 31, 2024 and 2023, inventory reserves totaled $286 and $354 million, or 12.9% and 14.1% of gross inventory, respectively.

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

The Company’s annual tax provision is based on taxable income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which the Company operates. It requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each jurisdiction could impact the tax liability in any given year. The Company also operates in many jurisdictions where the tax laws relating to the pricing of transactions between related parties are open to interpretation, which could potentially result in aggressive tax authorities asserting additional tax liabilities with no offsetting tax recovery in other countries. In 2022, the Company received and paid a $51 million transfer pricing tax assessment in Denmark. The Company and its advisors believe the assessment is without merit. The Company is presently appealing and believes it will be reimbursed following a successful appeals process. The payment has been recorded as a long-term receivable.

The Company maintains liabilities for estimated tax exposures in jurisdictions of operation. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that the Company considers appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing and certain operating expenses that may not be deductible in foreign jurisdictions. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means. The Company is subject to audits by federal, state and foreign jurisdictions which may result in proposed assessments. The Company believes that an appropriate liability has been established for estimated exposures under the guidance in ASC Topic 740 “Income Taxes” (“ASC Topic 740”). However, actual results may differ materially from these estimates. The Company reviews these liabilities quarterly and to the extent audits or other events result in an adjustment to the liability accrued for a prior year, the effect will be recognized in the period of the event. The IRS has proposed an adjustment to certain restructuring steps which occurred in 2017. The Company and its advisors believe these restructuring steps were properly completed in accordance with U.S. tax laws and regulations and has appealed the proposed adjustment. However, if the Company is unsuccessful in the appeals process, the IRS proposed adjustment would be substantially offset by the utilization of foreign tax credit carryforwards which subsequently expired unused or are fully reserved by a valuation allowance and $48 million additional income tax expense would be owed. The Canada Revenue Agency has proposed an adjustment for dividends received in Canada between 2016 and 2018. The Company and its advisors believe its filing position is consistent with Canadian tax law and tax court cases and has appealed the proposed adjustment. If the Company is unsuccessful in the process, $31 million additional income tax expense would be owed.

During 2023, the Company determined it was more likely than not that the Company would be able to realize the benefit of a substantial portion of the deferred tax assets in the United States and the majority of its other international jurisdictions and released valuation allowances on certain deferred tax assets. Management applied significant judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more likely than not to be realized in the future. Although the Company considered future taxable income in its assessment, the Company concluded that, as of December 31, 2023, a valuation allowance was still required for certain United States foreign tax credit carryforwards and deferred tax assets in certain other jurisdictions.

As of December 31, 2024, the Company has recorded valuation allowances of $266 million that the Company intends to maintain until it is more likely than not the deferred tax assets will be realized. Income tax expense recorded in the future will be reduced to the extent of any additional decreases in the Company’s valuation allowances. The realization of remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income, including but not limited to any future restructuring activities, may require that the Company record an additional valuation allowance against deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on future earnings.

Recently Issued and Recently Adopted Accounting Standards

See Note 2 to the Consolidated Financial Statements for further discussion on recently issued and recently adopted accounting standards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2024, 2023 and 2022, the Company reported foreign currency losses of $19 million, $84 million and $25 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $594 million and translation exposures totaling $354 million as of December 31, 2024. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $47 million and the translational exposures could affect Other Comprehensive Income by $35 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At December 31, 2024, borrowings consisted of $1,091 million in 3.95% Senior Notes, $496 million in 3.60% Senior Notes, and other debt of $153 million. There were no outstanding letters of credit issued under the credit facility resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $94 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2024, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) (‘c’)
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	18,135,497	$34.23	7,844,231
Equity compensation plans not approved by security holders	—	—	—
Total	18,135,497	$34.23	7,844,231

(1)
Shares could be issued through equity instruments other than stock options, warrants or rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Exhibits

(1)
Financial Statements

The following financial statements are presented in response to Part II, Item 8:

Page
Consolidated Balance Sheets	52
Consolidated Statements of Income	53
Consolidated Statements of Comprehensive Income	54
Consolidated Statements of Cash Flows	55
Consolidated Statements of Stockholders’ Equity	56
Notes to Consolidated Financial Statements	57

The report of NOV Inc.’s independent registered public accounting firm (PCAOB ID: 42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included before the above-referenced reports. Their consent appears in Exhibit 23.1 of this Form 10-K.

(2)
Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	86

All schedules, other than Schedule II, are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(3) Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (2)

4.1	Description of Securities (Exhibit 4.1) (3)

4.2	Indenture, dated November 15, 2012, between National Oilwell Varco, Inc. and U.S. Bank National Association (Exhibit 4.1) (4)

4.3	Third Supplemental Indenture, dated November 20, 2012, between National Oilwell Varco, Inc. and U.S. Bank National Association (Exhibit 4.6) (4)

4.4	Fourth Supplemental Indenture, dated November 14, 2019, between National Oilwell Varco, Inc. and Wells Fargo Bank, National Association, as successor trustee. (Exhibit 4.2) (5)

10.1

5-Year Credit Agreement, dated as of September 12, 2024, among NOV Inc. and the financial institutions signatory thereto, including Wells Fargo Bank, National Association, in its capacity, among others, as Administrative Agent, an Arranger and a Joint Book Runner (Exhibit 10.1) (6)

10.2	NOV Inc. Long-Term Incentive Plan, as amended and restated (7)*

10.3	Form of Executive Employment Agreement (Exhibit 10.1) (8)*

10.4	Form of Executive Severance Agreement (Exhibit 10.2) (9)*

10.5	Form of Restricted Stock Unit Agreement (2022) (Exhibit 10.1) (10)*

10.6	Form of Performance Award Agreement (2022) (Exhibit 10.2) (10)*

10.7	Form of Employee Nonqualified Stock Option Grant Agreement (2022) (Exhibit 10.3) (10)*

10.8	Form of Non-Employee Director Restricted Stock Unit Agreement (2022) (Exhibit 10.1) (11)*

10.9	Form of Performance Award Agreement (2023) (Exhibit 10.1) (12)*

10.10	Form of Restricted Stock Unit Agreement (2024) (Exhibit 10.2) (13)*

10.11	Form of Performance Award Agreement (2024) (Exhibit 10.3) (13)*

10.12	Form of Employee Nonqualified Stock Option Grant Agreement (2024) (Exhibit 10.4) (13)*

10.13	NOV Inc. Retirement Policy for Equity Awards (Exhibit 10.1) (14)*

10.14	Form of Indemnification Agreement (Exhibit 10.1) (1)*

10.15	Single Premium Guaranteed Annuity Contract Purchase Agreement, dated February 14, 2023 (Exhibit 10.1) (15)

10.16	NOV Inc. Executive Severance Plan and Form of Participation Agreement (16)*

19	NOV Policy on Insider Trading (16)

21.1	Subsidiaries of the Registrant (16)

23.1	Consent of Ernst & Young LLP (16)

24.1	Power of Attorney (included on signature page hereto) (16)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (16)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (16)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act (16)

97	Compensation Recovery Policy (16)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(10)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 22, 2022.
(11)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on July 28, 2022.
(12)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 27, 2023.
(13)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2024.

(14)
Filed as an Exhibit to our Current Report on Form 8-K filed on July 12, 2022.
(15)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2023.
(16)
Filed with this Form 10-K.
(17)
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

NOV INC.

Dated: February 14, 2025	By:	/s/ CLAY C. WILLIAMS
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

Signature	Title	Date

/s/ CLAY C. WILLIAMS Clay C. Williams	Chairman, President and Chief Executive Officer	February 14, 2025

/s/ JOSE A. BAYARDO Jose A. Bayardo	Senior Vice President and Chief Financial Officer	February 14, 2025

/s/ CHRISTY H. NOVAK Christy H. Novak	Vice President, Corporate Controller and Chief Accounting Officer	February 14, 2025

/s/ GREG L. ARMSTRONG	Director	February 14, 2025
Greg L. Armstrong

/s/ MARCELA E. DONADIO	Director	February 14, 2025
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 14, 2025
Ben A. Guill

/s/ DAVID D. HARRISON	Director	February 14, 2025
David D. Harrison

/s/ CHRISTIAN S. KENDALL	Director	February 14, 2025
Christian S. Kendall

/s/ PATRICIA MARTINEZ	Director	February 14, 2025
Patricia Martinez

/s/ ERIC L. MATTSON	Director	February 14, 2025
Eric L. Mattson

/s/ PATRICIA B. MELCHER	Director	February 14, 2025
Patricia B. Melcher

/s/ WILLIAM R. THOMAS	Director	February 14, 2025
William R. Thomas

/s/ ROBERT S. WELBORN	Director	February 14, 2025
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Clay C. Williams
Clay C. Williams
Chairman, President and Chief Executive Officer

/s/ Jose A. Bayardo
Jose A. Bayardo
Senior Vice President and Chief Financial Officer

Houston, Texas

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NOV Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOV Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 14, 2025, expressed an unqualified opinion thereon.

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

February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOV Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition under long-term construction contracts
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue over time for certain long-term construction contracts using an input method described as the cost-to-cost approach to determine the extent of progress towards completion of performance obligations. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete, which are subject to considerable judgment and could be impacted by such items as changes to the project schedule and the cost of labor and material.

Auditing management’s estimate of the progress towards completion of its projects involved subjectivity as the costs to complete forecasts are subject to considerable judgment.

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

Houston, Texas

February 14, 2025

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,230	$816
Receivables, net	1,819	1,905
Inventories, net	1,932	2,151
Contract assets	577	739
Prepaid and other current assets	212	229
Total current assets	5,770	5,840
Property, plant and equipment, net	1,922	1,865
Lease right-of-use assets, operating	353	372
Lease right-of-use assets, financing	196	172
Deferred income taxes	413	488
Goodwill	1,630	1,562
Intangibles, net	508	450
Investment in unconsolidated affiliates	163	211
Other assets	406	334
Total assets	$11,361	$11,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$837	$904
Accrued liabilities	861	870
Contract liabilities	492	532
Current portion of lease liabilities	102	94
Current portion of long-term debt	37	13
Accrued income taxes	18	22
Total current liabilities	2,347	2,435
Long-term debt	1,703	1,712
Lease liabilities	544	558
Deferred income taxes	56	70
Other liabilities	283	277
Total liabilities	4,933	5,052
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 381,549,541 and 393,945,659 shares issued and outstanding at December 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	8,625	8,812
Accumulated other comprehensive loss	(1,625)	(1,493)
Retained deficit	(628)	(1,155)
Total Company stockholders’ equity	6,376	6,168
Noncontrolling interests	52	74
Total stockholders’ equity	6,428	6,242
Total liabilities and stockholders’ equity	$11,361	$11,294

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Sales	$5,830	$5,775	$4,873
Services	1,991	1,789	1,482
Rental	1,049	1,019	882
Total	8,870	8,583	7,237
Cost of revenue
Sales	4,759	4,798	4,146
Services	1,543	1,367	1,186
Rental	558	585	571
Total	6,860	6,750	5,903
Gross profit	2,010	1,833	1,334
Selling, general and administrative	1,134	1,182	1,070
Operating profit	876	651	264
Interest and financial costs	(91)	(88)	(78)
Interest income	38	28	19
Equity income in unconsolidated affiliates	36	119	68
Other expense, net	(28)	(98)	(35)
Income before income taxes	831	612	238
Provision (benefit) for income taxes	196	(373)	83
Net income	635	985	155
Net loss attributable to noncontrolling interests	—	(8)	—
Net income attributable to Company	$635	$993	$155
Net income attributable to Company per share:
Basic	$1.62	$2.53	$0.40
Diluted	$1.60	$2.50	$0.39
Cash dividends per share	$0.275	$0.20	$0.20
Weighted average shares outstanding:
Basic	392	393	390
Diluted	396	397	394

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$635	$985	$155
Other comprehensive income:
Currency translation adjustments	(137)	113	(30)
Change in derivative financial instruments, net of tax	(5)	(1)	(11)
Change in defined benefit plans, net of tax	10	(12)	(6)
Comprehensive income	503	1,085	108
Net loss attributable to noncontrolling interests	-	(8)	-
Comprehensive income attributable to Company	$503	$1,093	$108

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$635	$985	$155
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation and amortization	343	302	301
Russia/Belarus impairment and loss on assets held for sale	-	4	127
Deferred income taxes	49	(489)	(2)
Stock-based compensation	70	66	67
Equity income in unconsolidated affiliates	(36)	(119)	(68)
Dividend from unconsolidated affiliate	84	—	—
Gain on business divestiture	(130)	—	—
Provision for inventory losses	31	28	(18)
Other, net	43	(50)	18
Change in operating assets and liabilities, net of acquisitions:
Receivables	93	(269)	(440)
Inventories	270	(361)	(480)
Contract assets	162	(55)	(220)
Prepaid and other current assets	17	(40)	6
Accounts payable	(87)	(4)	289
Accrued liabilities	(51)	(116)	101
Contract liabilities	(42)	82	52
Income taxes payable	(5)	(6)	5
Other assets/liabilities, net	(142)	185	(72)
Net cash provided by (used in) operating activities	1,304	143	(179)
Cash flows from investing activities:
Purchases of property, plant and equipment	(351)	(283)	(214)
Business acquisitions, net of cash acquired	(298)	(22)	(49)
Business divestitures, net of cash disposed	176	—	—
Other, net	2	12	25
Net cash used in investing activities	(471)	(293)	(238)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	420	184	20
Payments against lines of credit and other debt	(431)	(192)	(4)
Financing leases	(28)	(23)	(24)
Cash dividends paid	(108)	(79)	(78)
Shares repurchases	(229)	—	—
Other	(30)	7	(10)
Net cash used in financing activities	(406)	(103)	(96)
Effect of exchange rates on cash	(13)	-	(9)
Increase (decrease) in cash and cash equivalents	414	(253)	(522)
Cash and cash equivalents, beginning of period	816	1,069	1,591
Cash and cash equivalents, end of period	$1,230	$816	$1,069
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$86	$85	$75
Income taxes	$161	$114	$117

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	393	$4	$8,685	$(1,546)	$(2,146)	$4,997	$67	$5,064
Net Income	—	—	—	—	155	155	—	155
Other comprehensive loss	—	—	—	(47)	—	(47)	—	(47)
Cash dividends, $0.20 per common share	—	—	—	—	(78)	(78)	—	(78)
Stock-based compensation	—	—	67	—	—	67	—	67
Withholding taxes	—	—	(12)	—	—	(12)	—	(12)
Purchase of equity in non-controlling interest	—	—	12	—	—	12	(29)	(17)
Other	—	—	2	—	—	2	—	2
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net Income	—	—	—	—	993	993	(8)	985
Other comprehensive income, net	—	—	—	100	—	100	—	100
Cash dividends, $0.20 per common share	—	—	—	—	(79)	(79)	—	(79)
Transactions with non-controlling interests	—	—	7	—	—	7	45	52
Stock-based compensation	—	—	66	—	—	66	—	66
Common stock issued	2	—	—	—	—	-	—	-
Withholding taxes	(1)	—	(18)	—	—	(18)	—	(18)
Other	—	—	3	—	—	3	(1)	2
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net Income	—	—	—	—	635	635	—	635
Other comprehensive loss	—	—	—	(132)	—	(132)	—	(132)
Cash dividends, $0.275 per common share	—	—	—	—	(108)	(108)	—	(108)
Transactions with non-controlling interests	—	—	(16)	—	—	(16)	(21)	(37)
Stock-based compensation	—	—	70	—	—	70	—	70
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Share repurchases	(14)	—	(229)	—	—	(229)	—	(229)
Other	—	—	3	—	—	3	(1)	2
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428

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

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of NOV Inc. and its consolidated subsidiaries. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2024 presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

We recorded charges (credits) to inventory reserves of $31 million, $28 million, and $(18) million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, inventory reserves totaled $286 million and $354 million, or 12.9% and 14.1% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $294 million, $260 million, and $250 million for the years ended December 31, 2024, 2023 and 2022, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the consolidated financial statements.

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

The acquisition price of the acquired entities is preliminarily allocated to the net assets acquired and liabilities assumed based on the estimated fair value at the dates of acquisition, with any excess of acquisition price paid over the fair value of net assets acquired, including intangibles, recognized as goodwill. Subsequent changes to preliminary amounts are made prospectively.

The Company paid cash of $298 million, $22 million, and $49 million, net of cash acquired, for acquisitions for the years ended December 31, 2024, 2023 and 2022, respectively.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. However, certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $19 million, $84 million, and $25 million for the years ending December 31, 2024, 2023 and 2022, respectively, and are included in other expenses, net, in the accompanying consolidated statements of income.

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

For revenue that is not recognized at a point in time, the Company follows accounting guidance for revenue recognized over time, as follows:

Revenue Recognition under Long-term Construction Contracts

Revenue is recognized over-time for certain long-term construction contracts in the Energy Equipment segment. These contracts include custom designs for customer-specific applications that are unique and require significant engineering efforts. Revenue is recognized as work progresses on each contract. Right to payment is enforceable for performance completed to date, including a reasonable profit.

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

These long-term construction contracts generally include integrating a complex set of tasks and components into a single project or capability, so they are accounted for as one performance obligation.

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $19 million and $39 million for the years ended December 31, 2024 and 2023, respectively, primarily due to change orders.

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

As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,801 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders and supplier accelerations or delays, the Company expects to recognize approximately $1,630 million in revenue for the remaining performance obligations in 2025, $1,333 million in 2026, $567 million in 2027, and $1,271 million thereafter.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2022	$70
Net provisions for warranties issued during the year	16
Amounts incurred	(16)
Currency translation adjustments and other	2
Balance at December 31, 2023	$72
Net provisions for warranties issued during the year	22
Amounts incurred	(27)
Currency translation adjustments and other	1
Balance at December 31, 2024	$68

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have many geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for credit losses are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis considering current market conditions and trends. This process consists of a review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. As of December 31, 2024, and December 31, 2023, the allowance for credit losses totaled $67 million and $72 million, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported and contingent amounts of assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to, estimated losses on accounts receivable, estimated costs and related margins of projects accounted for over time, estimated realizable value on excess and obsolete inventory, contingencies, estimated liabilities for litigation and environmental exposures and liquidated damages, estimated warranty costs, estimates related to pension accounting, estimates related to the fair value of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment and estimates related to valuation allowances on deferred tax assets. Actual results could differ from those estimates.

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

Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to Company	$635	$993	$155
Denominator:
Basic—weighted average common shares outstanding	392	393	390
Dilutive effect of employee stock options and other unvested stock awards	4	4	4
Diluted outstanding shares	396	397	394

Net income attributable to Company per share:
Basic	$1.62	$2.53	$0.40
Diluted	$1.60	$2.50	$0.39

Cash dividends per share	$0.275	$0.20	$0.20

Net income attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2024, 2023 and 2022 and therefore not excluded from net income attributable to Company per share calculation. The Company had stock options outstanding that were anti-dilutive totaling 16 million, 18 million, and 20 million at December 31, 2024, 2023 and 2022, respectively.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to improve the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for required income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company continues to evaluate the impact of this standard on its disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”), which improves the disclosures required for certain expense captions in the Company’s annual and interim consolidated financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its disclosures.

Recently Adopted Accounting Standards

The Company has adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), effective retrospectively for the fiscal year ended December 31, 2024. ASU 2023-07 improves the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. As a result of this adoption, the Company’s segment disclosure now includes significant expense categories and the segment performance metric. See Note 16 to the Consolidated Financial Statements for the disclosures associated with the adoption of ASU 2023-07.

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

At December 31, 2024, the Company has determined the fair value of its derivative financial instruments representing assets of $5 million and liabilities of $26 million (currency related derivatives) using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2024, the net fair value of the Company’s foreign currency forward contracts totaled a net liability of $21 million.

Forward currency contracts consist of (in millions):

	Currency Denomination
Currency	December 31, 2024		December 31, 2023
Colombian Peso	COP	60,970	COP	57,487
South Korean Won	KRW	45,130	KRW	—
Norwegian Krone	NOK	2,850	NOK	2,179
Japanese Yen	JPY	1,039	JPY	1,118
U.S. Dollar	USD	1,031	USD	677
Mexican Peso	MXN	405	MXN	157
Euro	EUR	95	EUR	102
South African Rand	ZAR	25	ZAR	25
Singapore Dollar	SGD	12	SGD	23
Danish Krone	DKK	3	DKK	2
Canadian Dollar	CAD	1	CAD	1
Brazilian Real	BRL	—	BRL	291
British Pound Sterling	GBP	—	GBP	5

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

The Company expects accumulated other comprehensive loss of $12 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in other expenses, net was $23 million, $(10) million and $(18) million for the years ended 2024, 2023 and 2022, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Fair Values of Derivative Instruments (In millions)
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2024	2023	Location	2024	2023
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$1	$8	Accrued liabilities	$13	$2
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	1
Total derivatives designated as hedging instruments under ASC Topic 815		$1	$8		$14	$3
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$4	$11	Accrued liabilities	$11	$17
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	1
Total derivatives not designated as hedging instruments under ASC Topic 815		$4	$11		$12	$18
Total derivatives		$5	$19		$26	$21

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2024	2023
Raw materials and supplies	$394	$479
Work in process	181	230
Finished goods and purchased products	1,643	1,796
	2,218	2,505
Less: Inventory reserve	(286)	(354)
Total	$1,932	$2,151

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2024	2023
Land		$165	$180
Buildings and improvements	5-35 Years	1,278	1,285
Operating equipment	2-20 Years	2,813	2,803
Rental equipment	2-15 Years	1,076	923
		5,332	5,191
Less: Accumulated Depreciation		(3,410)	(3,326)
		$1,922	$1,865

6. Goodwill and Intangible Assets

The Company has approximately $1.6 billion of goodwill and $508 million of identified intangible assets at December 31, 2024.

Goodwill is identified by segment as follows (in millions):

	Energy Products and Services	Energy Equipment	Total
Balance at December 31, 2022	$729	$776	$1,505
Goodwill acquired during period	—	40	40
Adjustment during the measurement period of assets acquired	17	—	17
Balance at December 31, 2023	$746	$816	$1,562
Goodwill acquired during period	70	—	70
Currency translation adjustments and other	(2)	—	(2)
Balance at December 31, 2024 (1)	$814	$816	$1,630

(1)
Accumulated goodwill impairment was $7,261 million as of December 31, 2024.

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-40 years. Amortization expense of identified intangibles is expected to be approximately $51 million, $49 million, $45 million, $40 million, and $30 million for the next five years.

As of December 31, 2024, we provisionally recorded $102 million of amortizable intangible assets that were acquired through several strategic acquisitions made during the year. The fair value of the assets acquired are preliminary and subject to change until we finalize our accounting for these acquisitions.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Energy Products and Services	Energy Equipment	Total
Balance at December 31, 2022	$319	$171	$490
Additions to intangible assets	2	—	2
Amortization	(22)	(21)	(43)
Currency translation adjustments and other	—	1	1
Balance at December 31, 2023	$299	$151	$450
Additions to intangible assets	1	6	7
Intangible assets acquired	102	—	102
Amortization	(28)	(21)	(49)
Currency translation adjustments and other	—	(2)	(2)
Balance at December 31, 2024	$374	$134	$508

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2023:
Customer relationships	$494	$(369)	$125
Trademarks	174	(133)	41
Patents	129	(75)	54
Indefinite-lived trade names	196	—	196
Other	105	(71)	34
Total identified intangibles	$1,098	$(648)	$450
December 31, 2024:
Customer relationships	$531	$(388)	$143
Trademarks	194	(139)	55
Patents	153	(85)	68
Indefinite-lived trade names	196	—	196
Other	125	(79)	46
Total identified intangibles	$1,199	$(691)	$508

The following table presents intangible assets that were acquired during the year ended December 31, 2024 by major classification (in millions):

	Gross	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (in years)
December 31, 2024:
Customer relationships	$39	$(3)	$36	9.2
Trademarks	21	(2)	19	9.6
Patents	27	(4)	23	5.0
Other	15	—	15	5.0
Total identified intangibles	$102	$(9)	$92	7.6

Goodwill represents the excess of acquisition price paid over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill and intangibles with indefinite lives are not amortized. Goodwill is assigned to the reporting units that are expected to benefit from the synergies of a business combination. The recoverability of goodwill and indefinite-lived intangibles is assessed annually, or more frequently whenever events or circumstances indicate they might be impaired.

The Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is greater than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting or indefinite lived intangible asset is greater than its carrying amount, no further testing is required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment.

If and when the Company performs a quantitative assessment, it compares the reporting unit’s carrying value to the respective fair value. Fair value of the reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow. The discounted cash flow is based on management’s forecast of operating performance for the reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flows from operations from each reporting unit and its weighted average cost of capital. The starting point for each of the reporting unit’s cash flows from operations is the detailed annual plan or updated forecast. Cash flows beyond the updated forecasted operating plans are estimated using a terminal value calculation, which incorporates historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The quantitative analysis for indefinite lived intangible assets is performed similarly using an income approach.

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

During the fourth quarter of 2024, the Company performed its annual impairment test, as described in ASC Topic 350, by electing to first perform a qualitative assessment. Based on the results of the assessment, the Company concluded it was more likely than not that the fair values of each of its reporting units and indefinite lived intangible assets was greater than its carrying value and no further testing was performed.

No impairment of goodwill or indefinite-lived intangible assets was recorded in 2024 or 2023.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2024	2023
Compensation	$268	$294
Vendor costs	141	133
Taxes (non-income)	119	112
Warranty	68	72
Insurance	43	44
Fair value of derivatives	24	19
Commissions	16	17
Interest	11	8
Other	171	171
Total	$861	$870

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

Components of leases are as follows (in millions):

	December 31,
	2024	2023
Current portion of lease liabilities:
Operating	$72	$70
Financing	30	24
Total	$102	$94

	December 31,
	2024	2023
Long-term portion of lease liability:
Operating	$301	$343
Financing	243	215
Total	$544	$558

Components of lease expense were as follows (in millions):

	Year Ended December 31,
	2024	2023
Lease cost
Finance lease cost
Amortization of right-of-use assets	$28	$23
Interest on lease liabilities	10	10
Operating lease cost	90	85
Short-term lease cost	69	77
Sub-lease income	(6)	(8)
Total	$191	$187

Supplemental information related to the Company’s leases is as follows (in millions):

	Years Ended
	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$10	$10
Operating cash flows - operating leases	90	85
Financing cash flows - finance leases	28	23
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$65	$68
Finance lease liabilities	28	27

Weighted average remaining lease term at December 31, 2024:
Operating leases	11 years	10 years
Finance leases	16 years	16 years
Weighted average discount rate at December 31, 2024:
Operating leases	5.25%	5.17%
Finance leases	4.42%	4.15%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at December 31, 2024, are payable as follows (in millions):

	Operating	Finance
2025	$91	$41
2026	75	36
2027	58	29
2028	47	23
2029	36	20
Thereafter	175	190
Total lease payments	482	339
Less: Interest	(109)	(66)
Present value of lease liabilities	$373	$273

9. Debt

Debt consists of (in millions):

	December 31,
	2024	2023
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,091	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	496	495
Other debt	153	139
Total debt	1,740	1,725
Less current portion	37	13
Long-term debt	$1,703	$1,712

Principal payments of debt for years subsequent to 2024 are as follows (in millions):

2025	$37
2026	43
2027	12
2028	12
2029	513
Thereafter	1,137
$1,754

On September 12, 2024, the Company entered into a new $1.5 billion five-year unsecured revolving credit facility. This new credit facility replaced the Company’s previous $2.0 billion revolving credit facility. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The new credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of December 31, 2024, the Company was in compliance with a debt-to-capitalization ratio of 23.8% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2024, the joint venture was in compliance. The facility construction was completed in the fourth quarter of 2022, and the joint venture will not have future borrowings on the line of credit. The line of credit repayment schedule began in December 2022 with final payment no later than June 2032. As of December 31, 2024, the Company has a carrying value of $94 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at December 31, 2024 included $58 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $27 million is due in the next twelve months.

The Company had $500 million of outstanding letters of credit at December 31, 2024, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2024 and 2023, the fair value of the Company’s unsecured Senior Notes approximated $1,285 million and $1,316 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At December 31, 2024 and 2023, the carrying value of the Company’s unsecured Senior Notes approximated $1,587 million and $1,586 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all our employees. Defined-contribution retirement plans cover most of the U.S. and Canadian employees, and benefits are generally based on employee deferrals and matching on those employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2024, 2023 and 2022, expenses for defined-contribution retirement plans were $85 million, $84 million, and $67 million, respectively, and all funding is current.

During the year ended December 31, 2023, the Company completed the settlement and termination of its defined benefit plan in the United States, resulting in excess plan assets being returned to the Company and an immaterial recognition of non-cash, pre-tax charges from accumulated other comprehensive loss to selling, general and administrative expenses in our consolidated statement of income.

During the year ended December 31, 2022, the Company offered a new benefit plan providing retiree medical coverage in the United States, and as of December 31, 2024, approximately 9,300 employees are eligible for this coverage. In addition, approximately 750 U.S. retirees and/or spouses participate in plans that provide post-retirement healthcare and/or life insurance benefits.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2024 and 2023, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year end	2024	2023	2024	2023
Benefit obligation at beginning of year	$206	$382	$48	$50
Service cost	—	—	2	2
Interest cost	8	10	3	2
Actuarial loss (gain)	(13)	6	(2)	(3)
Benefits paid	(11)	(16)	(6)	(6)
Exchange rate loss (gain)	(6)	8	—	—
Settlements	—	(184)	(2)	—
Special Termination Benefits	—	—	—	3
Benefit obligation at end of year	$184	$206	$43	$48

Fair value of plan assets at beginning of year	$180	$381	$—	$—
Actual return	6	2	—	—
Benefits paid	(11)	(16)	(6)	(6)
Company contributions	2	(11)	8	6
Exchange rate gain (loss)	(4)	8	—	—
Settlements	—	(184)	(2)	—
Fair value of plan assets at end of year	$173	$180	$—	$—
Funded status	$(11)	$(26)	$(43)	$(48)

Accumulated benefit obligation at end of year	$183	$205

Liabilities associated with the funded status of the defined benefit pension plans are included in the balances of accrued liabilities and other liabilities in the accompanying Consolidated Balance Sheets.

Defined Benefit Pension Plans

Net periodic benefit income (cost) for our defined benefit pension plans aggregated $(3) million, $(2) million, and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Year Ended December 31,
	2024	2023
Discount rate:
United States plan	4.90%	5.50% - 5.60%
International plans	3.40% - 5.40%	3.20% - 4.50%

Salary increase:
United States plan	N/A	N/A
International plans	2.50% - 3.50%	2.50% - 3.75%

The assumption rates used for net periodic benefit costs are as follows:

Year Ended December 31,
	2024	2023	2022
Discount rate:
United States plan	5.50% - 5.60%	4.74% - 5.20%	1.80% - 2.20%
International plans	3.20% - 4.50%	3.30% - 4.80%	1.00% - 1.90%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50% - 3.75%	2.50% - 3.75%	2.50% - 3.40%
Expected return on assets:
United States plan	N/A	4.74%	1.84%
International plans	3.20% - 5.40%	3.20% - 4.90%	1.00% - 4.00%

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

The Company expects to pay future benefit amounts on its pension plans of approximately $12 million for each of the next five years and aggregate payments of $125 million.

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2023:
Equity securities	$—	$—	$—	$—
Bonds	84	—	84	—
Other (insurance contracts)	96	—	31	65
Total Fair Value Measurements	$180	$—	$115	$65
December 31, 2024:
Equity securities	$—	$—	$—	$—
Bonds	90	—	90	—
Other (insurance contracts)	83	—	20	63
Total Fair Value Measurements	$173	$—	$110	$63

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgment about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The return on assets for Level 3 plan assets are immaterial for all periods presented

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2021	$(1,515)	$7	$(38)	$(1,546)
Accumulated other comprehensive income (loss) before reclassifications	(30)	(17)	(4)	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	6	(2)	4
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)
Accumulated other comprehensive income (loss) before reclassifications	101	(21)	(13)	67
Amounts reclassified from accumulated other comprehensive income (loss)	12	20	1	33
Balance at December 31, 2023	$(1,432)	$(5)	$(56)	$(1,493)
Accumulated other comprehensive income (loss) before reclassifications	(138)	(12)	10	(140)
Amounts reclassified from accumulated other comprehensive income (loss)	1	7	—	8
Balance at December 31, 2024	$(1,569)	$(10)	$(46)	$(1,625)

The components of amounts reclassified from accumulated other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2024				2023				2022
	Currency	Derivative	Employee		Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$5	$—	$5	$—	$11	$—	$11	$—	$3	$—	$3
Cost of revenue	1	4	—	5	12	9	—	21	—	6	—	6
Selling, general, and administrative	—	—	—	—	—	—	1	1	—	—	(2)	(2)
Tax effect	—	(2)	—	(2)	—	—	—	—	—	(3)	—	(3)
	$1	$7	$—	$8	$12	$20	$1	$33	$—	$6	$(2)	$4

The Company’s reporting currency is the U.S. dollar. A majority of the Company’s international entities in which there is a substantial investment have the local currency as their functional currency. As a result, currency translation adjustments resulting from the process of translating the entities’ financial statements into the reporting currency are reported in other comprehensive income or (loss). The Company recorded other comprehensive (loss) income of $(137) million, $113 million and $(30) million for the years ended December 31, 2024, 2023 and 2022, respectively.

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive income (loss), net of tax, until the underlying transactions are realized. The movement in other comprehensive income (loss) from period to period will be the result of the combination of changes in fair value of open derivatives and the outflow of other comprehensive income (loss) related to cumulative changes in the fair value of derivatives that have settled in the current period. The accumulated effect was other comprehensive income (loss) of $(5) million (net of $(2) million tax), $(1) million (net of $3 million tax), and $(11) million (net of $(3) million tax) for the years ended December 31, 2024, 2023 and 2022.

12. Commitments and Contingencies

Our business is governed by laws and regulations, including those directed to the oilfield service industry, promulgated by U.S. federal and state governments and regulatory agencies, as well as international governmental authorities in the many countries in which we conduct business. In the United States, these governmental authorities include the U.S. Department of Labor, the Occupational Safety and Health Administration, the Environmental Protection Agency, the Bureau of Land Management, the Department of Treasury, Office of Foreign Assets Control, state environmental agencies and many others. We are unaware of any material liabilities in connection with our compliance with such laws. New laws, regulations and enforcement policies may result in additional, presently unquantifiable, or unknown, costs or liabilities.

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. The Company maintains insurance that covers claims such as third-party personal injury or property damage claims arising from risks associated with the business activities of the Company, including premises liability, product liability, marine risk, property damage, and other insurable losses. The Company carries substantial insurance to cover insurable risks above a self-insured retention. The Company also from time to time may be a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which may arise from the Company’s business activities, some of which may not involve insured claims. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover its material risks from operations.

The regulatory matters and disputes which the Company faces may involve private parties and/or government authorities who may assert a broad variety of potential claims against the Company, such as employment law claims, collective actions or class action claims, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the Company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which may include negligence, breach of contract, strict liability, product liability, and others. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of December 31, 2024, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims. The Company periodically assesses the potential for losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies.

The litigation process and the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, cash flows or results of operations. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. Because of the uncertainty and risk inherent to litigation, arbitration, audits, governmental investigations, enforcement actions, and similar matters, the Company’s actual liabilities incurred may materially exceed our estimated liabilities and reserves, which could have a material financial or reputational impact on the Company.

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

The Company is exposed to customs and trade regulation risk, including tariffs, in the countries in which we do business and countries from which, or to which, we import or export goods. Such trade regulations can be complex and conflicting, as different countries use trade regulation to promote conflicting policy objectives. Compliance with these laws and regulations presents challenges which could result in future liabilities (for example, alleged violation of those laws or when laws conflict between countries). The Company may face increased tariffs and trade costs, loss of revenue, loss of customers, fines, penalties, increased costs, the need for renegotiation of agreements, and other business disruptions. Trade regulations, supply chain regulations, and other regulatory compliance in different jurisdictions may conflict with one another or with contractual terms with our various counterparties. In such circumstances, our compliance with U.S. laws and regulations may subject us to risk of fines, penalties, or contractual liability in other jurisdictions. Our efforts to actively manage such risks may not always be successful, and this could lead to negative impacts on revenue or earnings. In addition, trade regulations, export controls, and other laws adversely impact our ability to do business in certain countries, e.g., Iran, Syria, Russia, China and Venezuela.

In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries regarding the armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities there. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia, the U.S. and E.U. The Russian government continues to enact new laws impacting the exit of western companies from Russia, including some instances of expropriation of western businesses. We may incur additional costs as a result of conditions in Russia if we are unable to complete the transaction to sell our Russian business on the terms of the agreements.

Geopolitical events continue to pose supply chain and other business risks. The Company’s ability to manufacture equipment and perform services could be impaired by such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to factors such as war, materials shortages, inflationary pressures, limited manpower or otherwise. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions along with continuing inflationary impacts, as well as monetary and regulatory policies could have material adverse impacts on our financial results.

Disputes may arise from a variety of causes, including weather impacts, cyber, geopolitical, regulatory or other business risks, sometimes these risks may trigger application of force majeure and other contract provisions concerning allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially adversely impact our financial performance and results. These potential operational and service delays could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

13. Common Stock

NOV has authorized 1 billion shares of $0.01 par value common stock. The Company also has authorized 10 million shares of $0.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $108 million and $79 million for the years ended December 31, 2024 and 2023, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $70 million, $66 million and $67 million for 2024, 2023 and 2022, respectively. The total income tax benefit recognized before consideration of valuation allowance in the consolidated statements of income for all share-based compensation arrangements was $2 million, $7 million and $3 million for 2024, 2023 and 2022, respectively.

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At December 31, 2024, approximately 7.8 million shares remained available for future grants under the NOV Plan.

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

Stock option information summarized below includes amounts for the NOV Plan and the Plan and stock plans of acquired companies. Options outstanding at December 31, 2024 under the stock option plans have exercise prices between $15.00 and $54.74 per share, and expire at various dates from February 26, 2025 to February 7, 2034.

The following summarizes options activity:

	Year Ended December 31,
	2024		2023		2022
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	19,975,103	$36.25	21,080,388	$38.68	21,276,961	$42.09
Granted	1,110,478	17.52	1,014,002	21.76	1,492,020	16.73
Forfeited	(2,743,698)	56.16	(1,908,768)	57.61	(1,574,642)	65.44
Exercised	(206,386)	16.87	(210,519)	16.68	(113,951)	17.77
Shares under option at end of year	18,135,497	$32.31	19,975,103	$36.25	21,080,388	$38.68
Exercisable at end of year	15,911,560	$34.23	17,437,459	$38.85	17,988,842	$42.46

The following summarizes information about stock options outstanding at December 31, 2024:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$15.00 - $30.00	5.60	8,906,198	$21.24	6,682,261	$22.13
$30.01 - $50.00	1.97	5,856,046	36.22	5,856,046	36.22
$50.01 - $54.74	0.15	3,373,253	54.74	3,373,253	54.74
Total	3.41	18,135,497	$32.31	15,911,560	$34.23

The weighted-average remaining contractual term for outstanding and exercisable stock options at December 31, 2024, was 3.41 years and 2.72 years, respectively. The aggregate intrinsic value of outstanding options as of December 31, 2024, was $0.

The weighted-average fair value of options granted during 2024, 2023 and 2022, was approximately $7.90, $9.75, and $6.28 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised was $1 million during 2024 and 2023.

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

	Year Ended December 31,
Valuation Assumptions:	2024	2023	2022
Expected volatility	46.8%	45.7%	43.6%
Risk-free interest rate	4.0%	4.1%	1.9%
Expected dividend yield	1.1%	0.9%	1.2%
Expected term (in years)	6.0	5.8	5.4

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

At December 31, 2024, total unrecognized compensation cost related to nonvested stock options was $9 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2024, 2023 and 2022 was approximately $9 million, $9 million and $10 million, respectively. Cash received from option exercises for 2024 was $3 million. Cash received from option exercises was $4 million and $2 million in 2023 and 2022, respectively. The actual tax benefit (expense) realized for the tax deductions from share-based compensation was zero in 2024, 2023, and 2022.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2024		2023
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,056,805	$28.37	1,105,106	$28.39
Granted	—	—	—	—
Forfeited	(35,248)	28.64	(48,301)	28.83
Exercised	—	—	—	—
Shares under SARs at end of year	1,021,557	$28.36	1,056,805	$28.37
Exercisable at end of year	1,021,557	$28.36	1,056,805	$28.37

The Company recognized no expense related to SARs in 2024, 2023, or 2022. There was no liability for cash-settled SARs at December 31, 2024.

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

On May 15, 2024 the Company granted 85,950 restricted stock units with a fair value of $18.85 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

On May 13, 2024, the Company granted 2,667 restricted stock units with a fair value of $18.76 per share. On May 30, 2024, the Company granted 13,639 restricted stock units with a fair value of $18.33 per share. The awards were granted to employees and vest in three equal annual installments commencing on the first anniversary of grant date.

The following summary presents information regarding outstanding restricted shares:

	Year Ended December 31,
	2024		2023		2022
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	6,615,478	$19.86	7,188,183	$18.30	6,936,574	$21.32
Granted	3,204,434	17.96	2,792,465	22.70	3,509,425	17.67
Vested	(3,068,811)	17.46	(3,045,126)	21.77	(2,863,385)	17.11
Forfeited	(312,828)	20.29	(320,044)	23.89	(394,431)	26.00
Nonvested at end of year	6,438,273	$19.76	6,615,478	$19.86	7,188,183	$18.30

At December 31, 2024, there was approximately $64 million of unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of two years.

14. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations and revenue streams, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors (in millions).

In the tables below, North America includes only the U.S. and Canada:

	Year Ended December 31, 2024
	Energy Products	Energy
	and Solutions	Equipment	Eliminations	Total
North America	$2,105	$1,201	$—	$3,306
International	1,935	3,629	—	5,564
Intersegment revenue	90	58	(148)	—
	$4,130	$4,888	$(148)	$8,870

Land	$3,088	$1,800	$—	$4,888
Offshore	952	3,030	—	3,982
Intersegment revenue	90	58	(148)	—
	$4,130	$4,888	$(148)	$8,870

	Year Ended December 31, 2023
	Energy Products	Energy
	and Solutions	Equipment	Eliminations	Total
North America	$2,019	$1,237	$—	$3,256
International	1,954	3,373	—	5,327
Intersegment revenue	104	59	(163)	—
	$4,077	$4,669	$(163)	$8,583

Land	$2,921	$1,864	$—	$4,785
Offshore	1,052	2,746	—	3,798
Intersegment revenue	104	59	(163)	—
	$4,077	$4,669	$(163)	$8,583

	Year Ended December 31, 2022
	Energy Products	Energy
	and Solutions	Equipment	Eliminations	Total
North America	$1,845	$1,034	$—	$2,879
International	1,629	2,729	—	4,358
Eliminations	63	56	(119)	—
	$3,537	$3,819	$(119)	$7,237

Land	$2,620	$1,527	$—	$4,147
Offshore	854	2,236	—	3,090
Eliminations	63	56	(119)	—
	$3,537	$3,819	$(119)	$7,237

In the table below, the revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products. The revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services.

	Year Ended December 31,
	2024	2023	2022
Energy Products and Services:
Services & rental	$1,996	$1,959	$1,740
Capital equipment	1,238	1,336	1,148
Product sales	806	678	586
Intersegment revenue	90	104	63
Total	4,130	4,077	3,537

Energy Equipment:
Capital equipment	2,625	2,556	2,173
Aftermarket	2,205	2,054	1,590
Intersegment revenue	58	59	56
Total	4,888	4,669	3,819

Eliminations	(148)	(163)	(119)

Total consolidated	$8,870	$8,583	$7,237

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2024, 2023, or 2022.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the years ending December 31, 2024, 2023 and 2022.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$739	$532
Billings	(1,553)	1,261
Revenue recognized	1,490	(1,247)
Currency translation adjustments and other	(99)	(54)
Balance at December 31, 2024	$577	$492

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company’s intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $67 million, $78 million, and $80 million for years ended December 31, 2024, 2023, and 2022, respectively. The Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, revenue and the related receivables are recorded at a discount to reflect the delayed timing of future cash collections. As of December 31, 2024, the receivables of $121 million, net of allowances of $26 million for credit losses and $14 million for the remaining timing related discount, are included in Other Assets on the Consolidated Balance Sheets. These allowances do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables in accordance with the policy described in Note 2. See Note 12 to the Consolidated Financial Statements for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. See Note 2 to the Consolidated Financial Statements for discussion of credit risk. As of December 31, 2024, the allowance for credit losses totaled $67 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2023	$72
Provision for expected credit losses	40
Recoveries collected	(13)
Reclass for long-term receivables	(17)
Writeoffs	(13)
Other	(2)
Balance at December 31, 2024	$67

15. Income Taxes

The domestic and foreign components of income before income taxes were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$413	$249	$113
Foreign	418	363	125
	$831	$612	$238

The components of the provision (benefit) for income taxes consisted of (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$9	$(4)	$(1)
State	5	2	—
Foreign	133	118	86
Total current income tax provision	147	116	85
Deferred:
Federal	41	(252)	3
State	4	(47)	—
Foreign	4	(190)	(5)
Total deferred income tax provision (benefit)	49	(489)	(2)
Total income tax provision (benefit)	$196	$(373)	$83

The difference between the effective tax rate reflected in the provision (benefit) for income taxes and the U.S. federal statutory rate was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Federal income tax at U.S. statutory rate	$175	$129	$50
Foreign income tax rate differential	—	3	1
Change in deferred tax valuation allowance	(64)	(564)	24
Nondeductible expenses	47	18	18
Foreign inclusions and FDII, net of foreign tax credits	(36)	5	(4)
Change in uncertain tax positions	3	12	4
Withholding taxes	47	30	31
Income tax credits	(6)	(8)	(5)
Other	30	2	(36)
Total income tax provision (benefit)	$196	$(373)	$83

The effective tax rate for the year ended December 31, 2024 was 23.6%, compared to (60.9%) for 2023. For the year ended 2024, the effective tax rate was negatively impacted by increased withholding taxes, nondeductible expenses, and losses in certain jurisdiction with no tax benefit, partially offset by a lower rate of U.S. tax on global intangible low-taxed income (GILTI) and the deduction of foreign-derived intangible income (FDII) and the release of valuation allowances in certain jurisdictions as a result of improving forecasted taxable income and availability of net operating losses. During 2023, the Company determined it was more likely than not that the Company would be able to realize the benefit of a substantial portion of the deferred tax assets in the United States and the majority of its other international jurisdictions. In reaching this determination, the Company considered the growing trend of profitability over the preceding three years, particularly in the United States, as well as expectations regarding the generation of future taxable income and the sources of future taxable income. As a result of this analysis, the Company recognized a discrete tax benefit related to the release of valuation allowances of $299 million in the United States and $186 million outside the United States. The effective tax rate was also favorably impacted by adjustments related to utilization of losses and tax credits for current and prior year tax returns, partially offset by current year losses in certain jurisdictions with no tax benefit.

As of December 31, 2024, the Company continues to maintain a valuation allowance of $266 million primarily related to foreign tax credit carryforwards in the United States and deferred tax assets in certain other jurisdictions due to several factors, including specific jurisdictions in which the Company does not project to generate sufficient future taxable income to realize all or a portion of its deferred tax assets specific to that jurisdiction; the specific nature and timing of future taxable income required to realize certain tax credit carryforwards, most notably U.S. foreign tax credits; and the timing of expiration of certain tax credit carryforwards.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Allowances and operating liabilities	$235	$264
Net operating loss carryforwards	186	249
Stock Compensation	38	48
Tax credit carryforwards	257	301
Other	113	121
Valuation allowance	(266)	(346)
Total deferred tax assets	563	637
Deferred tax liabilities:
Tax over book depreciation	31	43
Capital leases	68	67
Intangible assets	44	39
Deferred income	22	24
Accrued tax on unremitted earnings	41	38
Other	—	8
Total deferred tax liabilities	206	219
Net deferred tax asset	$357	$418

The valuation allowance decreased by $80 million during 2024. This decrease is comprised of $40 million due to the Company’s evaluation of the realizability of deferred tax assets based on future projections of taxable income, $24 million related to current year utilization of deferred tax assets, $11 million related to the expiration or forfeiture of deferred tax assets, and $5 million related to foreign currency exchange rate changes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Unrecognized tax benefit at beginning of year	$67	$62	$60
Gross increase for tax position in current year	—	18	—
Gross increase for tax positions in prior years	4	1	9
Gross decrease for tax positions in prior years	—	(3)	(1)
Cash Settlements	—	(4)	(1)
Lapse of statute of limitations	(3)	(7)	(5)
Unrecognized tax benefit at end of year	$68	$67	$62

The balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022 was $68 million, $67 million and $62 million, respectively. Accruals related to prior year domestic and foreign jurisdiction issues resulted in uncertain tax position increases of $4 million in 2024.

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a reduction to income tax expense in the period realized. The Company does not anticipate any material change within the next twelve months due to settlements and conclusions of tax examinations. To the extent penalties and interest would be assessed on any underpayment of income tax, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2024, 2023 and 2022, we recorded income tax expense of $4 million, $5 million and $8 million, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2024 and 2023, the Company had accrued $24 million and $20 million, respectively, of interest and penalty relating to unrecognized tax benefits.

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

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2024 were as follows (in millions):

	Federal	State	Foreign	Total
2025 - 2029 Expiration	$—	$101	$44	$145
2030 - 2040 Expiration	13	191	92	296
Unlimited Expiration	54	—	443	497
Total Net Operating Loss (NOL)	$67	$292	$579	$938
Tax Effected NOL	$14	$20	$152	$186

The Company has $239 million of excess foreign tax credits in the United States as of December 31, 2024, of which $116 million, $92 million, $10 million, $10 million, $8 million and $3 million will expire in 2027, 2028, 2030, 2031, 2032 and 2033 respectively.

16. Business Segments and Geographic Areas

The Company is comprised of 17 business units to provide products and services to the energy industry. Each of the business units is managed by a business unit president, recognizes revenue, incurs expenses, and has discrete financial information readily available. The business units are aggregated into our 2 reportable segments, Energy Products and Services, and Energy Equipment, based on the products and services provided, customer base, and operating environment. The reportable segments are led by Segment Presidents, who are responsible for oversight of the business units’ strategy and performance. The Segment Presidents report directly to the CEO and provide monthly operating and financial updates.

The CEO has final authority over resource allocation decisions and performance assessment for the Company. Consequently, the CEO has been identified as the CODM. The CODM regularly receives information directly from the Segment Presidents as well as the business units. However, for decision-making purposes related to the assessment of performance and allocation of resources, the CODM uses financial information at the segment level. The CODM regularly reviews Operating Profit for each segment to assess performance and for resource allocation decisions in the annual budgeting process and in the quarterly performance review processes.

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

In addition to product and equipment sales, the segment provides services, software, and digital solutions to improve drilling and completion operational performance. Services include tubular inspection and coating, solids control, waste management, and managed pressure drilling. Software and digital solutions offered include drilling and completion optimization and remote monitoring (via downhole and surface instrumentation), wired drill pipe services, software controls and applications, and data management and analytics services at the edge and in the cloud.

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

Energy Equipment primarily serves contract drillers, oilfield service companies, and oil and gas companies. Demand for the segment’s products primarily depends on capital spending plans by drilling contractors, service companies, and oil and gas companies, and secondarily on the overall level of oilfield drilling, completions, and workover activity which drives demand for equipment, spare parts, service, and repair for the segment’s large installed base of equipment.

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

The following table presents financial data by business segment (in millions):

	Year Ended December 31,
	2024				2023				2022
	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total
Revenue from external customers	$4,040	$4,830	$-	$8,870	$3,973	$4,610	$-	$8,583	$3,474	$3,763	$-	$7,237
Intersegment revenue	90	58	(148)	-	104	59	(163)	-	63	56	(119)	-
Total revenue	4,130	4,888	(148)	8,870	4,077	4,669	(163)	8,583	3,537	3,819	(119)	7,237

Less:
Cost of revenue (2)	2,934	3,671	(62)	6,543	2,870	3,670	(67)	6,473	2,537	3,085	(48)	5,574
Selling, general, and administrative (2)	500	494	114	1,108	518	521	121	1,160	488	482	128	1,098
Depreciation and amortization	221	115	7	343	183	111	8	302	179	115	7	301
(Gain)/loss on sales of fixed assets	-	-	-	-	(1)	(4)	2	(3)	2	-	(2)	-
Operating profit	$475	$608	$(207)	$876	$507	$371	$(227)	$651	$331	$137	$(204)	$264

Reconciliation to income before income taxes:
Interest and financial costs	-	-	(91)	(91)	-	-	(88)	(88)	-	-	(78)	(78)
Interest income	-	-	38	38	-	-	28	28	-	-	19	19
Equity income (loss) in unconsolidated affiliates	33	3	-	36	111	8	-	119	71	(3)	-	68
Other expenses, net	-	-	(28)	(28)	-	-	(98)	(98)	-	-	(35)	(35)
Income before income taxes	$508	$611	$(288)	$831	$618	$379	$(385)	$612	$402	$134	$(298)	$238

Other segment information:
Capital expenditures	$255	$86	$10	$351	$198	$68	$17	$283	$131	$71	$12	$214
Investment in unconsolidated affiliates	$158	$5	$-	$163	$211	$-	$-	$211	$87	$30	$-	$117
Total assets	$5,054	$4,895	$1,412	$11,361	$4,777	$5,509	$1,008	$11,294	$4,126	$4,745	$1,264	$10,135

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
(2)
Included in cost of revenue and selling, general, and administrative expenses are pre-tax charges (credits) within Other Items of $(109) million, $51 million, and $114 million, for the years ended December 31, 2024, 2023, and 2022, respectively. Other Items included in cost of revenue for 2024 includes a credit related to a gain on business divestiture (Energy Equipment $130 million); credits related to gains on sales of previously reserved inventory (Energy Equipment $3 million); charges related to severance and other restructuring costs (Energy Products and Services $8 million and Energy Equipment $15 million), and a credit related to Russia impairment (Energy Products and Services $1 million). Other Items included in selling, general, and administrative expenses for 2023 includes charges related to voluntary early retirement program (VERP) (Energy Products and Services $29 million and Energy Equipment $19 million); credit related to release of an earnout accrual (Energy Equipment $25 million); charges related to severance and other restructure costs (Energy Equipment $10 million). Other items included in cost of revenue for 2023 include a non-cash discount charge on royalty receivables (Energy Products and Services $25 million); credits related to gains on sales of previously reserved inventory (Energy Products and Services $1 million and Energy Equipment $19 million); charges related to severance and other restructuring costs (Energy Equipment $1 million). Other Items included in selling, general, and administrative expenses for 2022 include Russia impairment and other charges (Energy Products and Services $11 million and Energy Equipment $40 million). Other items included in cost of revenue for 2022 include Russia impairment and other charges (Energy Products and Services $60 million and Energy Equipment $12 million); charges related to severance and other restructuring costs (Energy Products and Services $2 million and Energy Equipment $6 million); and credits related to gains on sales of previously reserved inventory (Energy Products and Services $1 million and Energy Equipment $34 million).

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or service (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$2,984	$2,933	$2,603
Other Countries	5,886	5,650	4,634
Total	$8,870	$8,583	$7,237

The following table presents net property, plant and equipment by country based on the location (in millions):

	December 31,
	2024	2023
United States	$928	$906
Saudi Arabia	303	258
Other Countries	691	701
Total	$1,922	$1,865

17. Impairment and Other Items

We recorded a net credit of $109 million in other items for the year ended December 31, 2024, of which $130 million related to a gain from the divestiture of its Pole Products business, offset by charges related to severance, facility closure and other restructuring costs of $21 million. The other items are reported in “Cost of revenue” ($(110) million for the year ended December 31, 2024) and “Selling, general and administrative” ($1 million for the year ended December 31, 2024) in our Consolidated Statements of Income.

We recorded $51 million in other items for the year ended December 31, 2023, of which $52 million related to charges related to VERP, $25 million related to a non-cash discount charge on royalty receivables, offset by credits related to the release of an earnout accrual of $25 million, and credits related to gains on sales of previously reserved inventory of $20 million. The other items are reported in “Cost of revenue” ($10 million for the year ended December 31, 2023) and “Selling, general and administrative” ($41 million for the year ended December 31, 2023) in our Consolidated Statements of Income.

We recorded $114 million in other items for the year ended December 31, 2022, of which $127 million relates to impairments for Russia and Belarus. The other items are reported in "Cost of revenue" ($63 million for the year ended December 31, 2022) and "Selling, general and administrative" ($51 million for the year ended December 31, 2022) in our Consolidated Statement of Income (Loss).

As previously disclosed, in response to sanctions against Russia and Russian interests, the Company ceased new investments and curtailed our activities in Russia. Further, during the third quarter of 2022, the Company sold its business in Belarus and committed to a plan to sell its businesses in Russia. The sale is subject to various government approvals in Russia and other jurisdictions. For the years ended December 31, 2024 and 2023, all our Russian assets and liabilities were classified as held for sale and reported in “Prepaid and other current assets” and “Accrued liabilities”, respectively, in our Consolidated Balance Sheets.
18. Acquisitions and Divestitures

For the year ended December 31, 2024, our Energy Products and Services segment made three strategic acquisitions to enhance and expand our existing portfolio for a total consideration of $291 million, net of cash acquired. One of the three acquisitions was a company owned by White Deer Energy, a middle market private equity fund focused on energy investments. As the transaction involved a related party at the time it was entered into (i.e., directors Ben A. Guill and Eric L. Mattson both had an investment interest in certain White Deer Energy funds), the acquisition was approved by the disinterested members of the Company’s Board of Directors.

As of December 31, 2024, we provisionally recorded $171 million of goodwill and amortizable intangible assets, $64 million of PP&E, including financing and operating lease right of use assets, $92 million of net working capital, $18 million of finance and operating lease liabilities, and $18 million in other liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for these acquisitions.

On April 9, 2024, NOV completed the divestiture of its Pole Products business. Pole Products is a leading manufacturer of premium spun-cast concrete and tapered steel poles for diverse applications. We recorded a gain of $130 million, which is included as a reduction of Cost of Revenue on the Consolidated Statements of Income.

During the second quarter, the Company purchased the remaining noncontrolling interest in Keystone Tower Systems (KTS) for total consideration of $30 million.

19. Share Repurchase Program

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended December 31, 2024, the Company repurchased 7.5 million shares of common stock under the program for an aggregate amount of $112 million. During the year ended December, 31, 2024, the Company repurchased 14.2 million shares of common stock under the program for an aggregate amount of $229 million.

SCHEDULE II

NOV INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2024, 2023 and 2022

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge offs and other	Balance end of year
Reserve for excess and obsolete inventories:
2024	$354	$31	$(99)	$286
2023	378	28	(52)	354
2022	444	(18)	(48)	378
Valuation allowance for deferred tax assets:
2024	$346	$(64)	$(16)	$266
2023	920	(564)	(10)	346
2022	1,127	24	(231)	920