Form 10-Q
period 2025-03-31
NOV Inc.
filed 2025-04-29
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of April 25, 2025 the registrant had 375,738,435 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,157	$1,230
Receivables, net	1,790	1,819
Inventories, net	1,942	1,932
Contract assets	680	577
Prepaid and other current assets	215	212
Total current assets	5,784	5,770
Property, plant and equipment, net	1,953	1,922
Lease right-of-use assets, operating	345	353
Lease right-of-use assets, financing	195	196
Deferred income taxes	388	413
Goodwill	1,621	1,630
Intangibles, net	506	508
Investment in unconsolidated affiliates	157	163
Other assets	324	406
Total assets	$11,273	$11,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$796	$837
Accrued liabilities	685	861
Contract liabilities	520	492
Current portion of lease liabilities	102	102
Current portion of long-term debt	38	37
Accrued income taxes	41	18
Total current liabilities	2,182	2,347
Long-term debt	1,699	1,703
Lease liabilities	534	544
Deferred income taxes	64	56
Other liabilities	300	283
Total liabilities	4,779	4,933
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 378,080,553 and 381,549,541 shares issued and outstanding at March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	8,546	8,625
Accumulated other comprehensive loss	(1,527)	(1,625)
Retained deficit	(583)	(628)
Total Company stockholders’ equity	6,440	6,376
Noncontrolling interests	54	52
Total stockholders’ equity	6,494	6,428
Total liabilities and stockholders’ equity	$11,273	$11,361

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$2,103	$2,155
Cost of revenue	1,656	1,697
Gross profit	447	458
Selling, general and administrative	295	296
Operating profit	152	162
Interest and financial costs	(22)	(24)
Interest income	11	8
Equity income in unconsolidated affiliates	—	29
Other expense, net	(20)	(10)
Net income before income taxes	121	165
Provision for income taxes	47	44
Net income	74	121
Net income attributable to noncontrolling interests	1	2
Net income attributable to Company	$73	$119
Net income attributable to Company per share:
Basic	$0.19	$0.30
Diluted	$0.19	$0.30
Cash dividends per share	$0.075	$0.05
Weighted average shares outstanding:
Basic	381	394
Diluted	383	397

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2025	2024
Net income	$74	$121
Currency translation adjustments	89	(26)
Changes in derivative financial instruments, net of tax	9	—
Changes in defined benefit plans, net of tax	—	(1)
Comprehensive income	172	94
Comprehensive income attributable to noncontrolling interest	1	2
Comprehensive income attributable to Company	$171	$92

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$74	$121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	89	83
Deferred income taxes	37	25
Equity income in unconsolidated affiliates	—	(29)
Stock-based compensation	16	19
Other, net	13	14
Change in operating assets and liabilities, net of acquisitions:
Receivables	142	69
Inventories	(21)	(20)
Contract assets	(103)	(75)
Prepaid and other current assets	(3)	(32)
Accounts payable	(41)	(105)
Accrued liabilities	(165)	(144)
Contract liabilities	28	—
Income taxes payable	23	(16)
Other assets/liabilities, net	46	12
Net cash provided by (used in) operating activities	$135	$(78)
Cash flows from investing activities:
Purchases of property, plant and equipment	(84)	(69)
Business acquisitions, net of cash acquired	—	(243)
Other	3	1
Net cash used in investing activities	$(81)	$(311)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	333
Payments against lines of credit and other debt	(4)	(250)
Cash dividends paid	(28)	(20)
Share repurchases	(81)	—
Financing leases	(7)	(6)
Other	(15)	(14)
Net cash provided by (used in) financing activities	(135)	43
Effect of exchange rates on cash	8	(2)
Decrease in cash and cash equivalents	(73)	(348)
Cash and cash equivalents, beginning of period	1,230	816
Cash and cash equivalents, end of period	$1,157	$468

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$4	$6
Income taxes	$15	$28

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428
Net income	—	—	—	—	73	73	1	74
Other comprehensive income, net	—	—	—	98	—	98	—	98
Cash dividends, $0.075 per common share	—	—	—	—	(28)	(28)	—	(28)
Stock-based compensation	—	—	16	—	—	16	—	16
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(13)	—	—	(13)	—	(13)
Share repurchases	(5)	—	(81)	—	—	(81)	—	(81)
Other	(1)	—	(1)	—	—	(1)	1	—
Balance at March 31, 2025	378	$4	$8,546	$(1,527)	$(583)	$6,440	$54	$6,494

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net income	—	—	—	—	119	119	2	121
Other comprehensive loss	—	—	—	(27)	—	(27)	—	(27)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	1	—	—	1	(1)	—
Stock-based compensation	—	—	19	—	—	19	—	19
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2024	396	$4	$8,818	$(1,520)	$(1,056)	$6,246	$75	$6,321

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2024 Annual Report on Form 10-K. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	March 31,	December 31,
	2025	2024
Raw materials and supplies	$425	$394
Work in process	183	181
Finished goods and purchased products	1,618	1,643
	2,226	2,218
Less: Inventory reserve	(284)	(286)
Total	$1,942	$1,932

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31,	December 31,
	2025	2024
Compensation	$173	$268
Vendor costs	136	141
Taxes (non-income)	82	119
Warranties	69	68
Insurance	46	43
Interest	27	11
Commissions	16	16
Fair value of derivatives	7	24
Other	129	171
Total	$685	$861

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2024	$(1,569)	$(10)	$(46)	$(1,625)
Accumulated other comprehensive income before reclassifications	84	5	—	89
Amounts reclassified from accumulated other comprehensive loss	5	4	—	9
Balance at March 31, 2025	$(1,480)	$(1)	$(46)	$(1,527)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended March 31,
	2025				2024
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$2	$—	$2	$—	$1	$—	$1
Cost of revenue	—	3	—	3	—	1	—	1
Selling, general and administrative	5	—	—	5	—	—	—	—
Tax effect	—	(1)	—	(1)	—	—	—	—
	$5	$4	$—	$9	$—	$2	$—	$2

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive loss, net of tax, until the underlying transactions are realized. The movement in other comprehensive loss from period to period will be the combination of: 1) changes in fair value of open derivatives of $5 million during the three months ended March 31, 2025; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period, which were $4 million the three months ended March 31, 2025.

5. Segments

The Company has two reportable segments, Energy Products and Services, and Energy Equipment, based on the products and services provided, customer base, and operating environment. These reportable segments are determined as those businesses for which results are reviewed regularly by the Chief Operating Decision Maker, who is identified as our Chief Executive Officer, in allocating resources and assessing performance.

The following table presents financial data by business segment (in millions):

	Three Months Ended
	March 31,
	2025				2024
	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total
Revenue from external customers	$971	$1,132	$—	$2,103	$993	$1,162	$—	$2,155
Intersegment revenue	21	14	(35)	—	24	16	(40)	—
Total revenue	992	1,146	(35)	2,103	1,017	1,178	(40)	2,155

Less:
Cost of revenue (2)	726	864	(14)	1,576	712	924	(15)	1,621
Selling, general, and administrative (2)	126	120	42	288	131	131	28	290
Depreciation and amortization	59	28	2	89	54	28	1	83
Gain on sales of fixed assets	(2)	—	—	(2)	(1)	—	—	(1)
Operating profit	$83	$134	$(65)	$152	$121	$95	$(54)	$162

Reconciliation to income before income taxes:
Interest and financial costs	—	—	(22)	(22)	—	—	(24)	(24)
Interest income	—	—	11	11	—	—	8	8
Equity income (loss) in unconsolidated affiliates	(4)	4	—	—	29	—	—	29
Other expenses, net	—	—	(20)	(20)	—	—	(10)	(10)
Income before income taxes	$79	$138	$(96)	$121	$150	$95	$(80)	$165

Other segment information:
Capital expenditures	$49	$33	$2	$84	$56	$10	$3	$69
Investment in unconsolidated affiliates	$149	$8	$—	$157	$242	$5	$—	$247
Goodwill	$805	$816	$—	$1,621	$786	$816	$—	$1,602
Intangibles, net	$375	$131	$—	$506	$362	$146	$—	$508
Total assets	$5,072	$4,874	$1,327	$11,273	$5,116	$5,533	$656	$11,305

(1)
Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment. Also included in the eliminations and corporate costs column are capital expenditures and total assets related to corporate. Corporate assets consist primarily of cash and fixed assets.
(2)
Included in cost of revenue and selling, general, and administrative expenses are pre-tax charges (credits) within Other Items of $13 million and $(3) million, for the three months ended March 31, 2025, and 2024, respectively. Other Items included in cost of revenue for the three months ended March 31, 2025 includes charges related to severance and other restructuring costs (Energy Products and Services: $4 million; and Energy Equipment: $3 million); and charges resulting from the deconsolidation of the Company’s Russian subsidiaries based on our determination that control over the subsidiaries was restricted following the levy of additional U.S. sanctions on Russian operations (Corporate: $1 million). Other Items included in selling, general, and administrative expenses includes charges related to currency translation adjustment write-offs (Energy Products and Services: $1 million); and charges related to the aforementioned deconsolidation of our Russian subsidiaries (Corporate: $4 million). Other items included in cost of revenue for three months ended March 31, 2024 include credits related to gains on sales of previously reserved inventory (Energy Equipment: $(5) million); charges related to severance and other restructuring costs (Energy Equipment: $1 million; and Corporate: $1 million).

6. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations and revenue streams, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors (in millions).

In the table below, North America includes only the U.S. and Canada:

	Three Months Ended March 31,
	2025				2024
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Eliminations	Total	and Services	Equipment	Eliminations	Total
North America	$551	$261	$—	$812	$537	$296	$—	$833
International	420	871	—	1,291	456	866	—	1,322
Intersegment revenue	21	14	(35)	—	24	16	(40)	—
	$992	$1,146	$(35)	$2,103	$1,017	$1,178	$(40)	$2,155

Land	$755	$401	$—	$1,156	$772	$427	$—	$1,199
Offshore	216	731	—	947	221	735	—	956
Intersegment revenue	21	14	(35)	—	24	16	(40)	—
	$992	$1,146	$(35)	$2,103	$1,017	$1,178	$(40)	$2,155

In the table below, the revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products. The revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services.

	Three Months Ended March 31,
	2025	2024
Energy Products and Services:
Services & rental	$507	$486
Capital equipment	288	304
Product sales	176	203
Intersegment revenue	21	24
Total	992	1,017

Energy Equipment:
Capital equipment	641	609
Aftermarket	491	553
Intersegment revenue	14	16
Total	1,146	1,178

Eliminations	(35)	(40)

Total consolidated	$2,103	$2,155

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $41 million for the three months ended March 31, 2025 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,797 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders and supplier accelerations or delays, the Company expects to recognize approximately $1,329 million in revenue for the remaining performance obligations in the remainder of 2025, $1,424 million in 2026, $656 million in 2027, and $1,388 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2024	$577	$492
Billings	(322)	381
Revenue recognized	398	(373)
Currency translation adjustments and other	27	20
Balance at March 31, 2025	$680	$520

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company’s intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $19 million for the three months ended March 31, 2025, and $16 million for the three months ended March 31, 2024. The Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, revenue and the related receivables are recorded at a discount to reflect the delayed timing of future cash collections. As of March 31, 2025, the receivables of $133 million, net of allowances of $32 million for credit losses and $13 million for the remaining timing related discount, are included in Other assets on the Consolidated Balance Sheets. These allowances do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables. See Note 14 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2025, the allowance for credit losses totaled $66 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2024	$67
Provision for expected credit losses	14
Recoveries collected	(7)
Reclass for long-term receivables	(6)
Writeoffs	(1)
Other	(1)
Balance at March 31, 2025	$66

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

Components of leases are as follows (in millions):

	March 31,	December 31,
	2025	2024
Current portion of lease liabilities:
Operating	$71	$72
Financing	31	30
Total	$102	$102

	March 31,	December 31,
	2025	2024
Long-term portion of lease liabilities:
Operating	$293	$301
Financing	241	243
Total	$534	$544

8. Debt

Debt consists of (in millions):

	March 31,	December 31,
	2025	2024
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,091	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	497	496
Other debt	149	153
Total debt	1,737	1,740
Less current portion	38	37
Long-term debt	$1,699	$1,703

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2029. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of March 31, 2025, the Company was in compliance with a debt-to-capitalization ratio of 23.6% and had no outstanding borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2025, the joint venture was in compliance and will not have future borrowings on the line of credit. As of March 31, 2025, the Company has $94 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at March 31, 2025 included $54 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $27 million is due in the next twelve months.

The Company had $551 million of outstanding letters of credit at March 31, 2025, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2025 and December 31, 2024, the fair value of the Company’s unsecured Senior Notes approximated $1,289 million and $1,285 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the GAAP fair value hierarchy and is based on quoted prices for those of similar instruments. At March 31, 2025 and December 31, 2024, the carrying value of the Company’s unsecured Senior Notes approximated $1,588 million and $1,587 million, respectively.

9. Income Taxes

The effective tax rate was 38.8% and 26.7% for the three months ended March 31, 2025, and 2024, respectively, as compared to the U.S. statutory tax rate of 21% for both periods. The effective tax rate for 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, unfavorable adjustments related to changes in certain foreign currency exchange rates, a shortfall related to previously recognized stock compensation deductibility, and adjustments to the carrying value of deferred tax assets, partially offset by a benefit from withholding tax refunds received. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and a shortfall related to previously recognized stock compensation deductibility, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets.

10. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 55.7 million. At March 31, 2025, approximately 1.9 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”); however, the Company is no longer granting new awards under the Former Plan.

On February 19, 2025, under the NOV Plan, the Company granted 526,425 stock options with a fair value of $6.67 per option and an exercise price of $15.28 per share, 3,214,507 restricted stock units with a fair value of $15.28 per share, and performance share awards (PSAs) to senior management employees with potential payouts varying from zero to 1,217,278 shares in the aggregate.

On March 20, 2025, the Company granted 82,781 restricted stock units with a fair value of $15.10 per share and performance share awards to senior management employees with potential payouts varying from zero to 152,316 shares in the aggregate.

The stock options vest over a three-year period from the grant date. The restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2025 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal; and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period, the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

Total expense for all stock-based compensation arrangements was $16 million for the three months ended March 31, 2025 and $19 million for the three months ended March 31, 2024.

The total income tax expense recognized in the Consolidated Statements of Income for stock-based compensation arrangements for the three months ended March 31, 2025 and 2024 was $9 million and $4 million, respectively.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	March 31,		December 31,
Currency	2025		2024
Colombian Peso	COP	53,573	COP	60,970
South Korean Won	KRW	40,384	KRW	45,130
Norwegian Krone	NOK	2,855	NOK	2,850
Japanese Yen	JPY	1,069	JPY	1,039
U.S. Dollar	USD	994	USD	1,031
Mexican Peso	MXN	295	MXN	405
Euro	EUR	150	EUR	95
South African Rand	ZAR	25	ZAR	25
Singapore Dollar	SGD	9	SGD	12
Danish Krone	DKK	7	DKK	3
British Pound Sterling	GBP	3	GBP	—
Canadian Dollar	CAD	3	CAD	1

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

The amount of gain (loss) recognized in other expense, net was $3 million for the three months ended March 31, 2025, and $(3) million for the three months ended March 31, 2024.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$6	$1	Accrued liabilities	$3	$13
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	1
Total derivatives designated as hedging instruments under ASC Topic 815		$6	$1		$4	$14
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$9	$4	Accrued liabilities	$4	$11
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	1
Total derivatives not designated as hedging instruments under ASC Topic 815		$9	$4		$5	$12
Total derivatives		$15	$5		$9	$26

12. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income attributable to Company	$73	$119
Denominator:
Basic—weighted average common shares outstanding	381	394
Dilutive effect of employee stock options and other unvested stock awards	2	3
Diluted—weighted average common shares outstanding	383	397

Net income attributable to Company per share:
Basic	$0.19	$0.30
Diluted	$0.19	$0.30

Cash dividends per share	$0.075	$0.05

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three months ended March 31, 2025 and 2024, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 15 million for the three months ended March 31, 2025, compared to 17 million shares for the three months ended March 31, 2024.

13. Cash Dividends

Cash dividends were $28 million for the three months ended March 31, 2025, compared to $20 million for the three months ended March 31, 2024. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The regulatory matters and disputes which the Company faces may involve private parties and/or government authorities who may assert a broad variety of potential claims against the Company, such as employment law claims, collective actions or class action claims, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the Company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which may include negligence, breach of contract, strict liability, product liability, and others. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of March 31, 2025, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims. The Company periodically assesses the potential for losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies.

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

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers. To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each license agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The license agreements provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they claim to not manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped making payments. The Company has sued asserting that failure to pay the royalties is a breach of the license agreements at issue. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the licenses. The licensees have responded with a number of alleged defenses and requests for declaratory judgment all focused on avoiding the payments called for under the licenses. The parties’ legal filings to date can be found in the following cases: Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., No. 4:23-cv-00730; and Halliburton Energy Services, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789, both in the United States District Court for the Southern District of Texas; and Grant Prideco, Inc., et al. v. Baker Hughes Oilfield Operations Inc., No. 25-BC11A-0019 in the 11th Business Court, Harris County, Texas. While the Company strongly believes that the royalties for which it has sued are due and owing pursuant to the terms of the licensing agreements, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. See Note 6 to the Consolidated Financial Statements for discussion of the financial impact of royalties.

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

In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries regarding the armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities there. During the third quarter of 2022, we sold our business in Belarus and entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia, the U.S. and E.U. The Russian government continues to enact new laws impacting the exit of western companies from Russia, including some instances of expropriation of western businesses. During the first quarter of 2025, the U.S. enacted additional sanctions on Russian operations which further restricted our control of the activities within our Russian operations and resulted in the deconsolidation of our Russian subsidiaries, such that their financial results are no longer included in our consolidated financial statements. We may incur additional costs as a result of conditions in Russia if we are unable to complete the transaction to sell our Russian business on the terms of the agreements.

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

Disputes may arise from a variety of causes, including weather impacts, cyber, geopolitical, regulatory or other business risks. These risks may trigger the application of force majeure and other contract provisions concerning allocation of responsibility among customers, the Company, and suppliers, resulting in material added cost and/or litigation. Our customers may attempt to cancel or delay projects, cancel contracts, or may invoke force majeure clauses. Our customers may also seek to delay or may default on their payments to us. As a result, the Company may be exposed to additional costs, liabilities and risks which could materially adversely impact our financial performance and results. These potential operational and service delays could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify all these risks, but the combination of these factors could have a material impact on our financial results.

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended March 31, 2025, the Company repurchased 5.4 million shares of common stock under the program for an aggregate amount of $81 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

NOV is a leading independent equipment and technology provider to the global energy industry. NOV and its predecessor companies have spent over 160 years helping transform oil and gas development and improving its cost-effectiveness, efficiency, safety, and environmental impact. Over the past few decades, the Company has pioneered and refined key technologies to improve the economic viability of frontier resources, including unconventional and deepwater oil and gas. More recently, by applying its deep expertise and technology, the Company has developed solutions to improve the economics of alternate energy sources.

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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 59 countries. NOV operates under two segments, Energy Products and Services and Energy Equipment.

Results of operations are presented in accordance with GAAP. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation. The Company discloses Adjusted EBITDA (defined as operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See “Non-GAAP Financial Measures and Reconciliations in Results of Operations” for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

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

The segment designs, manufactures, and integrates technologies for drilling and producing oil and gas wells. This includes equipment and technologies needed for drilling, including land rigs, offshore drilling equipment packages, drilling rig components, and software control systems that mechanize and automate the drilling process and rig functionality; hydraulic fracture stimulation; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; cementing products; onshore production, including fluid processing, and surface transfer as well as progressive cavity pumps; offshore production, including integrated production systems and subsea production technologies; and aftermarket support of these technologies, providing spare parts, service, and repair.

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

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2024, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts, impairment of goodwill and other indefinite-lived intangible assets, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2025, the Company generated revenues of $2.10 billion, a decrease of two percent compared to the first quarter of 2024. Net income decreased 39 percent to $73 million, or $0.19 per share, and operating profit decreased six percent to $152 million, or 7.2 percent of sales. The Company recorded $13 million within Other Items, primarily related to severance pay and the deconsolidation of our Russian subsidiaries following the levy of additional U.S. sanctions on Russian operations. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) increased five percent year-over-year to $252 million, or 12.0 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $992 million in the first quarter of 2025, a decrease of two percent from the first quarter of 2024. Operating profit decreased $38 million from the prior year to $83 million, or 8.4 percent of sales, and included $5 million in Other Items. Adjusted EBITDA decreased $29 million from the prior year to $145 million, or 14.6 percent of sales. Revenue declined due to lower industry activity levels, which have disproportionately affected demand for the segment’s shorter cycle capital equipment offerings, partially offset by accelerating market adoption of newer performance technologies. Lower volumes and a less favorable sales mix reduced profitability.

Energy Equipment

Energy Equipment generated revenues of $1.15 billion in the first quarter of 2025, a decrease of three percent from the first quarter of 2024. Operating profit increased $39 million from the prior year to $134 million, or 11.7 percent of sales, and included $3 million in Other Items. Adjusted EBITDA increased $46 million from the prior year to $165 million, or 14.4 percent of sales. Lower demand for aftermarket parts and services was partially offset by an increase in revenues out of backlog. Improved pricing and strong execution resulted in improved profitability.

New orders booked during the quarter totaled $437 million, an increase of $47 million when compared to the $390 million of new orders booked during the first quarter of 2024. Orders shipped from backlog in the first quarter of 2025 were $549 million, representing a book-to-bill of 80 percent, compared to the $507 million orders shipped and a book-to-bill of 77 percent in the first quarter of 2024. As of March 31, 2025, backlog for capital equipment orders for Energy Equipment was $4.41 billion, an increase of $458 million from the first quarter of 2024.

Oil & Gas Equipment and Services Market and Outlook

Geopolitical and macroeconomic uncertainties have recently intensified due to rapidly evolving changes to trade policies and the decision by OPEC+ to return larger than anticipated quantities of oil to the market beginning in May of 2025. These changes are raising concerns for both supply and demand related challenges to global commodity markets, resulting in lower oil prices, significant market volatility, and greater uncertainty.

Current market conditions present a difficult environment for making capital investment decisions. However, management does not expect a material change in near-term global oil and gas activity until policies stabilize or a stronger price signal emerges. The outlook remains uncertain, with clearer downside risk than upside. An economic slowdown or oversupply of oil and gas could prompt our customers to reduce spending and result in lower levels of activity in the second half of 2025. However, if required, any rebalancing of the oil commodity market would be expected to be relatively quick due to meaningful oil production natural decline rates and demand that often continues to grow through economic downturns.

Management does not expect near-term volatility to affect broader industry trends including: (1) international and offshore resources becoming the primary source for future incremental supplies of oil to meet global demand; (2) growing focus on natural gas from deepwater and international unconventional resources to meet growing global demand for power; and (3) the application of emerging technologies to drive efficiencies and productivity.

NOV remains focused on the development and commercialization of innovative products and services that lower the marginal cost and environmental footprint of energy production. We believe this strategy along with continued efforts to improve operational efficiencies will further advance the Company’s competitive position in any market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy projects. Key industry indicators for the first quarter of 2025 and 2024, and the fourth quarter of 2024 include the following:

				% increase (decrease)
				1Q25 v	1Q25 v
	1Q25*	1Q24*	4Q24*	1Q24	4Q24
Active Drilling Rigs:
U.S.	588	623	586	(5.6%)	0.3%
Canada	216	209	195	3.3%	10.8%
International	904	965	927	(6.3%)	(2.5%)
Worldwide	1,708	1,797	1,708	(5.0%)	—%

West Texas Intermediate Crude Prices (per barrel)	$71.84	$77.56	$70.69	(7.4%)	1.6%

Natural Gas Prices ($/mmbtu)	$4.15	$2.13	$2.44	94.8%	70.1%

* Averages for the quarters indicated. See sources below.

The Company is engaged with a variety of energy projects, including wind, geothermal, and carbon capture and sequestration. Management expects to see continued growth in these areas.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2025, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

Total Number of Rigs
2,000
1,750
1,500
1,250
1,000
750
500
250
-
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
West Texas Int. (Price per Barrel)

	1Q23	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24	4Q24	1Q25
Total Rigs	1,899	1,797	1,790	1,769	1,797	1,695	1,727	1,708	1,708
Canada	223	115	188	182	209	137	209	195	216
US	761	722	651	622	623	602	586	586	588
International	915	960	951	965	965	956	932	927	904
W. TX Int. ($)	$76.08	$73.76	$82.30	$78.41	$77.56	$81.71	$76.24	$70.69	$71.84

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count remained flat (1,708 rigs) in the first quarter of 2025 when compared to the fourth quarter of 2024. The average per barrel price of West Texas Intermediate Crude Oil increased 2 percent (from $70.69 per barrel to $71.84 per barrel) and natural gas prices increased 70 percent (from $2.44 per mmbtu to $4.15 per mmbtu) in the first quarter of 2025 compared to the fourth quarter of 2024.

On April 25, 2025, there were 715 rigs actively drilling in North America, comprised of U.S. and Canada, which decreased 11 percent from the first quarter average of 804 rigs. The price for West Texas Intermediate Crude Oil was $63.02 per barrel at April 25, 2025, a decrease of 12 percent from the first quarter of 2025 average. The price for natural gas was $2.94 per mmbtu at April 25, 2025, a decrease of 29 percent from the first quarter of 2025 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Energy Products and Services	$992	$1,017
Energy Equipment	1,146	1,178
Eliminations	(35)	(40)
Total revenue	$2,103	$2,155

Operating profit:
Energy Products and Services	$83	$121
Energy Equipment	134	95
Eliminations and corporate costs	(65)	(54)
Total operating profit	$152	$162

Energy Products and Services

three months ended March 31, 2025 and 2024. Revenue from Energy Products and Services was $992 million for the three months ended March 31, 2025, compared to $1,017 million for the three months ended March 31, 2024, a decrease of $25 million or 2 percent. The decrease in revenue during the three months ended March 31, 2025 was primarily due to a decrease in international revenue of 8 percent, in line with the decrease in international rig count. This was partially offset by an increase in North American revenue of 3 percent, despite the decrease in North American rig count, on higher service and rental activity of 4 percent, due to accelerating market adoption of newer performance technologies.

Operating profit from Energy Products and Services was $83 million for the three months ended March 31, 2025, compared to an operating profit of $121 million for the three months ended March 31, 2024, a decrease of $38 million. The decrease in profitability was due to reduced activity levels and less favorable sales mix.

Energy Equipment

three months ended March 31, 2025 and 2024. Revenue from Energy Equipment was $1,146 million for the three months ended March 31, 2025, compared to $1,178 million for the three months ended March 31, 2024, a decrease of $32 million or 3 percent. The decrease in revenue is primarily attributable to a decline in the North American land market and rig count as well as lower demand for aftermarket products. North American sales decreased by 12 percent in the first quarter of 2025 when compared to the prior year, and land sales decreased by 6 percent in the first quarter of 2025 when compared to the prior year.

Operating profit from Energy Equipment was $134 million for the three months ended March 31, 2025, compared to an operating profit of $95 million for the three months ended March 31, 2024, an increase of $39 million. Higher profitability was the result of strong execution on the segment’s higher margin projects.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4,413 million at March 31, 2025, an increase of $458 million from backlog of $3,955 million at March 31, 2024. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 34 percent of backlog to become revenue during the rest of 2025 and the remainder thereafter. At March 31, 2025, approximately 52 percent of the capital equipment backlog was for offshore products and approximately 92 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $65 million for the three months ended March 31, 2025, compared to $54 million for the three months ended March 31, 2024.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations declined 11 percent when compared to the first quarter of 2024 due to lower intrasegment activity.

Corporate costs increased from the first quarter of 2024 primarily due to the non-recurring charge of $5 million related to the deconsolidation of our Russian subsidiaries and higher expenses for Corporate reserves and technology investments.

Interest and financial costs and Interest Income

Interest and financial costs were $22 million for the three months ended March 31, 2025, compared to $24 million for the three months ended March 31, 2024. The changes were primarily due to fluctuations in debt balances between periods.

Interest income was $11 million for the three months ended March 31, 2025, compared to $8 million for the three months ended March 31, 2024. The increase was primarily related to interest earned on larger cash balances in the current year compared to prior year.

Equity income in unconsolidated affiliates

Equity income in unconsolidated affiliates was zero for the three months ended March 31, 2025, compared to $29 million for the three months ended March 31, 2024. A decline in sales of 53 percent from the first quarter of 2024, primarily due to pricing pressures and lower volume for oil country tubular goods, as well as higher cost for labor and materials led to lower profitability year-over-year for our largest investment in unconsolidated affiliates.

Other expense, net

Other expense, net was $20 million for the three months ended March 31, 2025, compared to $10 million for the three months ended March 31, 2024, respectively. The change in expense was primarily due to larger foreign currency fluctuations in the current year, particularly with the devaluation of the U.S. Dollar.

Provision for income taxes

The effective tax rate was 38.8%, and 26.7% for the three months ended March 31, 2025, and 2024, respectively as compared to the U.S. statutory tax rate of 21% for both periods. The effective tax rate for 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, unfavorable adjustments related to changes in certain foreign currency exchange rates, a shortfall related to previously recognized stock compensation deductibility, and adjustments to the carrying value of deferred tax assets, partially offset by a benefit from withholding tax refunds received. The effective tax rate for 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and a shortfall related to previously recognized stock compensation deductibility, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2025	2024	2024
Operating profit:
Energy Products and Services	$83	$121	$112
Energy Equipment	134	95	152
Eliminations and corporate costs	(65)	(54)	(57)
Total operating profit	$152	$162	$207

Operating profit %:
Energy Products and Services	8.4%	11.9%	10.6%
Energy Equipment	11.7%	8.1%	11.8%
Eliminations and corporate costs	—	—	—
Total operating profit %	7.2%	7.5%	9.0%

Other items, net:
Energy Products and Services	$5	$—	$3
Energy Equipment	3	(4)	4
Corporate	5	1	—
Total other items	$13	$(3)	$7

Gain on sales of fixed assets:
Energy Products and Services	$(2)	$(1)	$—
Energy Equipment	—	—	—
Corporate	—	—	—
Total gain on sales of fixed assets	$(2)	$(1)	$—

Depreciation & amortization:
Energy Products and Services	$59	$54	$58
Energy Equipment	28	28	29
Corporate	2	1	1
Total depreciation & amortization	$89	$83	$88

Adjusted EBITDA:
Energy Products and Services	$145	$174	$173
Energy Equipment	165	119	185
Eliminations and corporate costs	(58)	(52)	(56)
Total Adjusted EBITDA	$252	$241	$302

Adjusted EBITDA %:
Energy Products and Services	14.6%	17.1%	16.3%
Energy Equipment	14.4%	10.1%	14.4%
Corporate	—	—	—
Total Adjusted EBITDA %	12.0%	11.2%	13.1%

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$73	$119	$160
Noncontrolling interests	1	2	1
Provision for income taxes	47	44	38
Interest and financial costs	22	24	24
Interest income	(11)	(8)	(11)
Equity (income) loss in unconsolidated affiliates	—	(29)	1
Other (income) expense, net	20	10	(6)
Gain on sales of fixed assets	(2)	(1)	—
Depreciation and amortization	89	83	88
Other items, net	13	(3)	7
Total Adjusted EBITDA	$252	$241	$302

Liquidity and Capital Resources

Overview

At March 31, 2025, the Company had cash and cash equivalents of $1,157 million and total debt of $1,737 million. At December 31, 2024, cash and cash equivalents were $1,230 million and total debt was $1,740 million. As of March 31, 2025, approximately $602 million of the $1,157 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2029. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of March 31, 2025, the Company was in compliance with a debt-to-capitalization ratio of 23.6% and had no borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2025, the joint venture was in compliance and will not have future borrowings on the line of credit. As of March 31, 2025, the Company had $94 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at March 31, 2025 included $54 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $27 million is due in the next twelve months.

The Company’s outstanding debt at March 31, 2025 also consisted of $1,091 million in 3.95% Senior Notes, maturing on December 1, 2042, and $497 million in 3.60% Senior Notes, maturing on December 31, 2029. The Company was in compliance with all covenants at March 31, 2025. Long-term lease liabilities totaled $534 million at March 31, 2025.

The Company had $551 million of outstanding letters of credit at March 31, 2025, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in) operating activities	$135	$(78)
Net cash used in investing activities	(81)	(311)
Net cash provided by (used in) financing activities	(135)	43

Significant uses and sources of cash during the first three months of 2025

•
Cash flows provided by operating activities were $135 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $84 million.
•
Dividend payments to our shareholders were $28 million.
•
Share repurchases were $81 million.

Other

The effect of the change in exchange rates on cash flows was an increase of $8 million for the first three months of 2025, and a decrease of $2 million for the first three months of 2024.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the three months ended March 31, 2025, the Company repurchased 5.4 million shares of common stock under its share repurchase program for an aggregate amount of $81 million. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains, or has incorporated by reference, statements that are not historical facts, including estimates, projections, and statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements often contain words such as “may,” “can,” “likely,” “believe,” “plan,” “predict,” “potential,” “will,” “intend,” “think,” “should,” “expect,” “anticipate,” “estimate,” “forecast,” “expectation,” “goal,” “outlook,” “projected,” “projections,” “target,” and other similar words, although some such statements are expressed differently. Other oral or written statements we release to the public may also contain forward-looking statements. Forward-looking statements involve risk and uncertainties and reflect our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in such forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, potential catastrophic events related to our operations, protection of intellectual property rights, compliance with laws, and worldwide economic activity, including matters related to recent Russian sanctions and changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our most recent Annual Report on Form 10-K, as updated in Part II, Item 1A of our most recent Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our most recent Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in such forward-looking statements, as well as additional disclosures we make in our press releases and other securities filings. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $17 million in the first three months of 2025, compared to a $6 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $662 million and translation exposures totaling $232 million as of March 31, 2025. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $52 million and the translational exposures could affect Other Comprehensive Income by $23 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At March 31, 2025, borrowings consisted of $1,091 million in 3.95% Senior Notes, $497 million in 3.60% Senior Notes, and other debt of $149 million. At March 31, 2025, there were no outstanding letters of credit issued under the Company’s revolving credit facility, resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $94 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 through January 31, 2025	729,730	$14.73	729,730	$760,432,426
February 1 through February 28, 2025	2,417,006	15.40	1,569,890	736,232,899
March 1 through March 31, 2025	3,138,453	14.71	3,138,453	690,053,181
Total	6,285,189	$14.98	5,438,073

(1) The total number of shares purchased includes 847,116 shares that were withheld from employees’ vesting of restricted stock grants, as required for income taxes, and retired.

(2) On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 30.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (Exhibit 3.1) (1)

3.2	Amended and Restated By-laws of NOV Inc. (Exhibit 3.1) (2)

10.1	Form of Restricted Stock Unit Agreement (2025) (3)

10.2	Form of Performance Award Agreement (2025) (3)

10.3	Form of Employee Nonqualified Stock Option Agreement (2025) (3)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: April 29, 2025	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)