Form 10-Q
period 2025-06-30
NOV Inc.
filed 2025-07-29
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 25, 2025 the registrant had 371,364,737 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,080	$1,230
Receivables, net	1,902	1,819
Inventories, net	1,929	1,932
Contract assets	655	577
Prepaid and other current assets	215	212
Total current assets	5,781	5,770
Property, plant and equipment, net	1,990	1,922
Lease right-of-use assets, operating	346	353
Lease right-of-use assets, financing	195	196
Deferred income taxes	415	413
Goodwill	1,623	1,630
Intangibles, net	496	508
Investment in unconsolidated affiliates	178	163
Other assets	339	406
Total assets	$11,363	$11,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$823	$837
Accrued liabilities	742	861
Contract liabilities	513	492
Current portion of lease liabilities	103	102
Current portion of long-term debt	38	37
Accrued income taxes	20	18
Total current liabilities	2,239	2,347
Long-term debt	1,690	1,703
Lease liabilities	540	544
Deferred income taxes	71	56
Other liabilities	265	283
Total liabilities	4,805	4,933
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 372,736,059 and 381,549,541 shares issued and outstanding at June 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	8,493	8,625
Accumulated other comprehensive loss	(1,411)	(1,625)
Retained deficit	(582)	(628)
Total Company stockholders’ equity	6,504	6,376
Noncontrolling interests	54	52
Total stockholders’ equity	6,558	6,428
Total liabilities and stockholders’ equity	$11,363	$11,361

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$2,188	$2,216	$4,291	$4,371
Cost of revenue	1,742	1,626	3,398	3,323
Gross profit	446	590	893	1,048
Selling, general and administrative	303	277	598	573
Operating profit	143	313	295	475
Interest and financial costs	(22)	(22)	(44)	(46)
Interest income	10	8	21	16
Equity income in unconsolidated affiliates	1	8	1	37
Other expense, net	(17)	(14)	(37)	(24)
Net income before income taxes	115	293	236	458
Provision for income taxes	1	70	48	114
Net income	114	223	188	344
Net income (loss) attributable to noncontrolling interests	6	(3)	7	(1)
Net income attributable to Company	$108	$226	$181	$345
Net income attributable to Company per share:
Basic	$0.29	$0.57	$0.48	$0.88
Diluted	$0.29	$0.57	$0.48	$0.87
Cash dividends per share	$0.285	$0.075	$0.360	$0.125
Weighted average shares outstanding:
Basic	375	395	378	394
Diluted	376	397	380	398

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$114	$223	$188	$344
Currency translation adjustments	104	(31)	193	(57)
Changes in derivative financial instruments, net of tax	11	2	20	2
Changes in defined benefit plans, net of tax	1	—	1	(1)
Comprehensive income	230	194	402	288
Comprehensive income (loss) attributable to noncontrolling interests	6	(3)	7	(1)
Comprehensive income attributable to Company	$224	$197	$395	$289

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$188	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	169
Deferred income taxes	14	76
Equity income in unconsolidated affiliates	(1)	(37)
Dividend from unconsolidated affiliate	—	84
Stock-based compensation	33	36
Gain on business divestiture	—	(131)
Other, net	51	35
Change in operating assets and liabilities, net of acquisitions:
Receivables	24	62
Inventories	(18)	62
Contract assets	(78)	(33)
Prepaid and other current assets	(3)	(5)
Accounts payable	(14)	(113)
Accrued liabilities	(120)	(112)
Contract liabilities	21	(26)
Income taxes payable	2	(3)
Other assets/liabilities, net	51	(54)
Net cash provided by operating activities	$326	354
Cash flows from investing activities:
Purchases of property, plant and equipment	(167)	(151)
Business acquisitions, net of cash acquired	—	(252)
Business divestitures, net of cash disposed	—	176
Other	5	1
Net cash used in investing activities	$(162)	$(226)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	—	419
Payments against lines of credit and other debt	(13)	(422)
Cash dividends paid	(135)	(50)
Share repurchases	(150)	(37)
Financing leases	(14)	(13)
Other	(21)	(10)
Net cash used in financing activities	(333)	(113)
Effect of exchange rates on cash	19	(4)
Increase (decrease) in cash and cash equivalents	(150)	11
Cash and cash equivalents, beginning of period	1,230	816
Cash and cash equivalents, end of period	$1,080	$827

Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$42	$45
Income taxes	$86	$77

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428
Net income	—	—	—	—	73	73	1	74
Other comprehensive income	—	—	—	98	—	98	—	98
Cash dividends, $0.075 per common share	—	—	—	—	(28)	(28)	—	(28)
Stock-based compensation	—	—	16	—	—	16	—	16
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(13)	—	—	(13)	—	(13)
Share repurchases	(5)	—	(81)	—	—	(81)	—	(81)
Other	(1)	—	(1)	—	—	(1)	1	—
Balance at March 31, 2025	378	$4	$8,546	$(1,527)	$(583)	$6,440	$54	$6,494
Net income	—	—	—	—	108	108	6	114
Other comprehensive income	—	—	—	116	—	116	—	116
Cash dividends, $0.285 per common share	—	—	—	—	(107)	(107)	—	(107)
Transactions with non-controlling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(6)	—	(69)	—	—	(69)	—	(69)
Other	1	—	(1)	—	—	(1)	(1)	(2)
Balance at June 30, 2025	373	$4	$8,493	$(1,411)	$(582)	$6,504	$54	$6,558

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net income	—	—	—	—	119	119	2	121
Other comprehensive loss	—	—	—	(27)	—	(27)	—	(27)
Cash dividends, $0.05 per common share	—	—	—	—	(20)	(20)	—	(20)
Transactions with non-controlling interests	—	—	1	—	—	1	(1)	—
Stock-based compensation	—	—	19	—	—	19	—	19
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Other	—	—	1	—	—	1	—	1
Balance at March 31, 2024	396	$4	$8,818	$(1,520)	$(1,056)	$6,246	$75	$6,321
Net income	—	—	—	—	226	226	(3)	223
Other comprehensive loss	—	—	—	(29)	—	(29)	—	(29)
Cash dividends, $0.075 per common share	—	—	—	—	(30)	(30)	—	(30)
Transactions with non-controlling interests	—	—	(17)	—	—	(17)	(19)	(36)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(2)	—	(37)	—	—	(37)	—	(37)
Other	—	—	3	—	—	3	—	3
Balance at June 30, 2024	394	$4	$8,784	$(1,549)	$(860)	$6,379	$53	$6,432

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	June 30,	December 31,
	2025	2024
Raw materials and supplies	$450	$394
Work in process	216	181
Finished goods and purchased products	1,541	1,643
	2,207	2,218
Less: Inventory reserve	(278)	(286)
Total	$1,929	$1,932

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30,	December 31,
	2025	2024
Compensation	$216	$268
Vendor costs	148	141
Taxes (non-income)	100	119
Warranties	71	68
Insurance	45	43
Commissions	14	16
Interest	10	11
Fair value of derivatives	6	24
Other	132	171
Total	$742	$861

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2024	$(1,569)	$(10)	$(46)	$(1,625)
Accumulated other comprehensive income before reclassifications	188	16	—	204
Amounts reclassified from accumulated other comprehensive loss	5	4	1	10
Balance at June 30, 2025	$(1,376)	$10	$(45)	$(1,411)

The components of amounts reclassified from accumulated other comprehensive loss are as follows (in millions):

	Three Months Ended
	June 30,
	2025				2024
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$—	$—	$—	$—	$—	$—	$—
Cost of revenue	—	—	—	—	—	—	—	—
Selling, general and administrative	—	—	1	1	—	—	—	—
Tax effect	—	—	—	—	—	—	—	—
	$—	$—	$1	$1	$—	$—	$—	$—

	Six Months Ended
	June 30,
	2025				2024
	Currency	Derivative	Employee		Currency	Derivative	Employee
	Translation	Financial	Benefit		Translation	Financial	Benefit
	Adjustments	Instruments	Plans	Total	Adjustments	Instruments	Plans	Total
Revenue	$—	$2	$—	$2	$—	$1	$—	$1
Cost of revenue	—	3	—	3	—	1	—	1
Selling, general and administrative	5	—	1	6	—	—	—	—
Tax effect	—	(1)	—	(1)	—	—	—	—
	$5	$4	$1	$10	$—	$2	$—	$2

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

The effect of changes in the fair values of derivatives designated as cash flow hedges are accumulated in other comprehensive loss, net of tax, until the underlying transactions are realized. The movement in other comprehensive loss from period to period will be the combination of: 1) changes in fair value of open derivatives of $11 million and $16 million during the three and six months ended June 30, 2025; and, 2) the outflow of other comprehensive loss related to cumulative changes in the fair value of derivatives that have settled in the current period, which were zero and $4 million for the three and six months ended June 30, 2025.

5. Segments

The Company has two reportable segments, Energy Products and Services, and Energy Equipment, based on the products and services provided, customer base, and operating environment. These reportable segments are determined as those businesses for which results are reviewed regularly by our Chief Executive Officer, who is identified as the Chief Operating Decision Maker, in allocating resources and assessing performance.

The following table presents financial data by business segment (in millions):

	Three Months Ended
	June 30,
	2025				2024
	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total
Revenue from external customers	$998	$1,190	$—	$2,188	$1,027	$1,189	$—	$2,216
Intersegment revenue	27	17	(44)	—	23	15	(38)	—
Total revenue	1,025	1,207	(44)	2,188	1,050	1,204	(38)	2,216

Less:
Cost of revenue (2)	759	927	(22)	1,664	740	823	(16)	1,547
Selling, general, and administrative (2)	126	131	34	291	127	120	23	270
Depreciation and amortization	57	28	2	87	55	29	2	86
(Gain) loss on sales of fixed assets	—	(1)	4	3	-	—	—	—
Operating profit	$83	$122	$(62)	$143	$128	$232	$(47)	$313

Reconciliation to income before income taxes:
Interest and financial costs	—	—	(22)	(22)	—	—	(22)	(22)
Interest income	—	—	10	10	—	—	8	8
Equity income (loss) in unconsolidated affiliates	2	(1)	—	1	6	2	—	8
Other expenses, net	—	—	(17)	(17)	—	—	(14)	(14)
Income before income taxes	$85	$121	$(91)	$115	$134	$234	$(75)	$293

Other segment information:
Capital expenditures	$48	$33	$2	$83	$68	$11	$3	$82

	Six Months Ended
	June 30,
	2025				2024
	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total
Revenue from external customers	$1,969	$2,322	$—	$4,291	$2,020	$2,351	$—	$4,371
Intersegment revenue	48	31	(79)	—	47	31	(78)	—
Total revenue	2,017	2,353	(79)	4,291	2,067	2,382	(78)	4,371

Less:
Cost of revenue (2)	1,485	1,791	(36)	3,240	1,452	1,747	(31)	3,168
Selling, general, and administrative (2)	252	251	76	579	258	251	51	560
Depreciation and amortization	116	56	4	176	109	57	3	169
(Gain) loss on sales of fixed assets	(2)	(1)	4	1	(1)	—	—	(1)
Operating profit	$166	$256	$(127)	$295	$249	$327	$(101)	$475

Reconciliation to income before income taxes:
Interest and financial costs	—	—	(44)	(44)	—	—	(46)	(46)
Interest income	—	—	21	21	—	—	16	16
Equity income (loss) in unconsolidated affiliates	(2)	3	—	1	35	2	—	37
Other expenses, net	—	—	(37)	(37)	—	—	(24)	(24)
Income before income taxes	$164	$259	$(187)	$236	$284	$329	$(155)	$458

Other segment information:
Capital expenditures	$97	$66	$4	$167	$124	$21	$6	$151
Investment in unconsolidated affiliates	$169	$9	$—	$178	$162	$6	$—	$168
Goodwill	$807	$816	$—	$1,623	$802	$816	$—	$1,618
Intangibles, net	$367	$129	$—	$496	$354	$144	$—	$498
Total assets	$5,152	$4,966	$1,245	$11,363	$5,019	$5,263	$1,015	$11,297

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
(2)
Operating profit for the three and six months ended June 30, 2025, included charges of $15 million and $23 million, respectively, reported in “Cost of Revenue,” primarily related to severance and other restructuring costs. Operating profit included charges of $4 million and $9 million for the three and six months ended June 30, 2025, respectively, reported in “Selling, General, and Administrative.” These charges were primarily related to streamlining our business processes during the second quarter of 2025, and the deconsolidation of the Company’s Russian subsidiaries in the first quarter of 2025. Operating profit for the three and six months ended June 30, 2024, included a credit of $118 million and $121 million, respectively, reported in “Cost of Revenue,” primarily attributed to a pre-tax gain on the sale of a business during the second quarter of 2024.

	Three Months Ended
	June 30,
	2025				2024
	Energy Products and Services	Energy Equipment	Corporate	Total	Energy Products and Services	Energy Equipment	Corporate	Total
Other Items included in:
Cost of revenue	$6	$9	$—	$15	$1	$(119)	$—	$(118)
Selling, general, and administrative	—	—	4	4	—	—	—	—
Total	$6	$9	$4	$19	$1	$(119)	$—	$(118)

	Six Months Ended
	June 30,
	2025				2024
	Energy Products and Services	Energy Equipment	Corporate	Total	Energy Products and Services	Energy Equipment	Corporate	Total
Other Items included in:
Cost of revenue	$10	$12	$1	$23	$1	$(123)	$1	$(121)
Selling, general, and administrative	1	—	8	9	—	—	—	—
Total	$11	$12	$9	$32	$1	$(123)	$1	$(121)

6. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations and revenue streams, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors (in millions).

In the table below, North America includes only the U.S. and Canada:

	Three Months Ended
	June 30,
	2025				2024
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Eliminations	Total	and Services	Equipment	Eliminations	Total
North America	$570	$271	$—	$841	$534	$301	$—	$835
International	428	919	—	1,347	493	888	—	1,381
Intersegment revenue	27	17	(44)	—	23	15	(38)	—
	$1,025	$1,207	$(44)	$2,188	$1,050	$1,204	$(38)	$2,216

Land	$737	$418	$—	$1,155	$777	$460	$—	$1,237
Offshore	261	772	—	1,033	250	729	—	979
Intersegment revenue	27	17	(44)	—	23	15	(38)	—
	$1,025	$1,207	$(44)	$2,188	$1,050	$1,204	$(38)	$2,216

	Six Months Ended
	June 30,
	2025				2024
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Elims.	Total	and Services	Equipment	Elims.	Total
North America	$1,121	$532	$—	$1,653	$1,071	$597	$—	$1,668
International	848	1,790	—	2,638	949	1,754	—	2,703
Intersegment revenue	48	31	(79)	—	47	31	(78)	—
	$2,017	$2,353	$(79)	$4,291	$2,067	$2,382	$(78)	$4,371

Land	$1,492	$819	$—	$2,311	$1,549	$887	$—	$2,436
Offshore	477	1,503	—	1,980	471	1,464	—	1,935
Intersegment revenue	48	31	(79)	—	47	31	(78)	—
	$2,017	$2,353	$(79)	$4,291	$2,067	$2,382	$(78)	$4,371

In the table below, the revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products. The revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services.

	Three Months Ended
	June 30,
	2025	2024
Energy Products and Services:
Services & rental	$501	$498
Capital equipment	335	326
Product sales	162	203
Intersegment revenue	27	23
Total	1,025	1,050

Energy Equipment:
Capital equipment	733	641
Aftermarket	457	548
Intersegment revenue	17	15
Total	1,207	1,204

Eliminations	(44)	(38)

Total consolidated	$2,188	$2,216

	Six Months Ended
	June 30,
	2025	2024
Energy Products and Services:
Services & rental	$1,008	$984
Capital equipment	623	630
Product sales	338	406
Intersegment revenue	48	47
Total	2,017	2,067

Energy Equipment:
Capital equipment	1,374	1,250
Aftermarket	948	1,101
Intersegment revenue	31	31
Total	2,353	2,382

Eliminations	(79)	(78)

Total consolidated	$4,291	$4,371

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $102 million for the six months ended June 30, 2025 primarily due to change orders.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,675 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders and supplier accelerations or delays, the Company expects to recognize approximately $1,043 million in revenue for the remaining performance obligations in the remainder of 2025, $1,535 million in 2026, $665 million in 2027, and $1,432 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. Contract liabilities consist of customer billings in excess of revenue recognized under over-time contracts, customer advance payments and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2024	$577	$492
Billings	(820)	750
Revenue recognized	869	(745)
Currency translation adjustments and other	29	16
Balance at June 30, 2025	$655	$513

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company’s intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $19 million and $38 million for the three and six months ended June 30, 2025, and $17 million and $33 million for the three and six months ended June 30, 2024. The Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. As such, revenue and the related receivables are recorded at a discount to reflect the delayed timing of future cash collections. As of June 30, 2025, the receivables of $139 million, net of allowances of $44 million for credit losses and $11 million for the remaining timing related discount, are included in Other assets on the Consolidated Balance Sheets. These allowances do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the credit quality of the receivables. See Note 15 for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2025, the allowance for credit losses totaled $68 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2024	$67
Provision for expected credit losses	33
Recoveries collected	(8)
Reclass for long-term receivables	(18)
Write-offs	(3)
Other	(3)
Balance at June 30, 2025	$68

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

Components of leases are as follows (in millions):

	June 30,	December 31,
	2025	2024
Current portion of lease liabilities:
Operating	$72	$72
Financing	31	30
Total	$103	$102

	June 30,	December 31,
	2025	2024
Long-term portion of lease liabilities:
Operating	$297	$301
Financing	243	243
Total	$540	$544

8. Debt

Debt consists of (in millions):

	June 30,	December 31,
	2025	2024
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,091	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	497	496
Other debt	140	153
Total debt	1,728	1,740
Less current portion	38	37
Long-term debt	$1,690	$1,703

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2029. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of June 30, 2025, the Company was in compliance with a debt-to-capitalization ratio of 23.4% and had no outstanding borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2025, the joint venture was in compliance and will not have future borrowings on the line of credit. As of June 30, 2025, the Company has $89 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at June 30, 2025 included $50 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $27 million is due in the next twelve months.

The Company had $679 million of outstanding letters of credit at June 30, 2025, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2025 and December 31, 2024, the fair value of the Company’s unsecured Senior Notes approximated $1,308 million and $1,285 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the GAAP fair value hierarchy and is based on quoted prices for those of similar instruments. At June 30, 2025 and December 31, 2024, the carrying value of the Company’s unsecured Senior Notes approximated $1,588 million and $1,587 million, respectively.

9. Income Taxes

The effective tax rate for the three and six months ended June 30, 2025 was 0.9% and 20.3%, respectively, compared to 23.9% and 24.9% for the same period in 2024. The U.S. statutory tax rate was 21% for the periods presented. The effective tax rate for the six months ended June 30, 2025 was positively impacted by the release of previously recorded reserves for uncertain tax positions of $58 million, partially offset by an increase to reserves for uncertain tax positions of $23 million, unfavorable adjustments related to the carrying value of deferred tax assets of $14 million, changes in certain foreign currency exchange rates of $4 million, and a mix of earnings in higher tax rate jurisdictions. The effective tax rate for the six months ended June 30, 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and adjustments to the carrying value of deferred tax assets, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets.

10. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and was amended and restated on May 24, 2022 and May 20, 2025. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 70.9 million. At June 30, 2025, approximately 17.1 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”); however, the Company is no longer granting new awards under the Former Plan.

On May 20, 2025, the Company granted 127,592 restricted stock units with a fair value of $12.54 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total expense for all stock-based compensation arrangements was $17 million and $33 million for the three and six months ended June 30, 2025, respectively, and $17 million and $36 million for the three and six months ended June 30, 2024, respectively.

The total income tax expense (benefit) recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $(3) million and $6 million for the three and six months ended June 30, 2025, respectively, and $(1) million and $3 million for the three and six months ended June 30, 2024, respectively.

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

Forward currency contracts consist of (in millions):

	Currency Denomination
	June 30,		December 31,
Currency	2025		2024
Colombian Peso	COP	57,022	COP	60,970
South Korean Won	KRW	31,886	KRW	45,130
Norwegian Krone	NOK	2,491	NOK	2,850
Japanese Yen	JPY	909	JPY	1,039
U.S. Dollar	USD	887	USD	1,031
Mexican Peso	MXN	305	MXN	405
Euro	EUR	120	EUR	95
South African Rand	ZAR	25	ZAR	25
Singapore Dollar	SGD	12	SGD	12
British Pound Sterling	GBP	4	GBP	—
Danish Krone	DKK	1	DKK	3
Canadian Dollar	CAD	—	CAD	1

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

The Company expects accumulated other comprehensive income of $11 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain recognized in Other Expense, net was $13 million and $16 million for the three and six months ended June 30, 2025, respectively, and $13 million and $10 million for the three and six months ended June 30, 2024, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$13	$1	Accrued liabilities	$1	$13
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Designated total		$13	$1		$1	$14
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$6	$4	Accrued liabilities	$5	$11
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	1
Non-designated total		$6	$4		$6	$12
Total		$19	$5		$7	$26

12. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Company	$108	$226	$181	$345
Denominator:
Basic—weighted average common shares outstanding	375	395	378	394
Dilutive effect of employee stock options and other unvested stock awards	1	2	2	4
Diluted—weighted average common shares outstanding	376	397	380	398

Net income attributable to Company per share:
Basic	$0.29	$0.57	$0.48	$0.88
Diluted	$0.29	$0.57	$0.48	$0.87

Cash dividends per share	$0.285	$0.075	$0.36	$0.125

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and six months ended June 30, 2025 and 2024, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 19 million and 16 million shares for the three and six months ended June 30, 2025, respectively, compared to 16 million shares for each of the three and six months ended June 30, 2024, respectively.

13. Cash Dividends

Cash dividends were $107 million and $135 million for the three and six months ended June 30, 2025, compared to $30 million and $50 million for the three and six months ended June 30, 2024. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended June 30, 2025, the Company repurchased approximately 5.5 million shares of common stock under the program for an aggregate amount of $69 million. During the six months ended June 30, 2025, the Company repurchased 10.9 million shares of common stock under the program for an aggregate amount of $150 million.

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

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. The Company maintains insurance that covers claims such as third-party personal injury or property damage claims arising from risks associated with the business activities of the Company, including premises liability, product liability, marine risk, property damage, and other insurable losses. The Company carries substantial insurance to cover insurable risks above a self-insured retention, e.g., claims for personal injury and property. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover its material risks from operations. The Company also from time to time may be a party to claims, threatened and actual litigation, arbitration, and internal investigations of potential regulatory and compliance matters which may arise from the Company’s business activities, some of which may not involve insured claims. The Company believes, and the Company’s experience has been, that such insurance has been sufficient to cover its material risks from operations.

The regulatory matters and disputes which the Company faces may involve private parties and/or government authorities who may assert a broad variety of potential claims against the Company, such as employment law claims, collective actions or class action claims, intellectual property claims (such as alleged patent infringement, and/or misappropriation of trade secrets by the Company), premises liability claims, environmental claims, product liability claims, warranty claims, personal injury claims arising from exposure to or use of allegedly defective products or from activities of the Company, alleged regulatory violations, alleged violations of anti-corruption and anti-bribery, trade, customs or other laws and other commercial and/or regulatory claims seeking recovery for alleged actual or exemplary damages or fines and penalties. Such claims involve various theories of liability which may include negligence, breach of contract, strict liability, product liability, and others. For some of these contingent claims and potential liabilities, the Company’s insurance coverage may not apply, or exclusions to coverage or legal impediments may apply. In such instances, settlement or other resolution of such claims, individually or collectively, could have a material financial or reputational impact on the Company. As of June 30, 2025, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These reserves include costs currently and reasonably estimated to be incurred for reclamation of a closed barite mine and product liability claims, as well as other circumstances involving material claims. The Company periodically assesses the potential for losses above the amounts accrued as well as potential losses for matters that are believed to be not probable, but which are reasonably possible. The Company sets accruals in accordance with GAAP based on its best judgment about the probable results of disputed claims, regulatory enforcement actions, tax and other governmental audits, and other contingencies.

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

In response to additional sanctions enacted by governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries regarding the armed conflict in Ukraine, we ceased new investments in Russia and have curtailed our activities there. During the third quarter of 2022, we entered into an agreement to sell our business in Russia. The sale is subject to various government approvals in Russia, the U.S. and E.U. The Russian government continues to enact new laws impacting the exit of western companies from Russia, including some instances of expropriation of western businesses. During the first quarter of 2025, the U.S. enacted additional sanctions on Russian operations which further restricted our control of the activities within our Russian operations and resulted in the deconsolidation of our Russian subsidiaries, such that their financial results are no longer included in our consolidated financial statements. We may incur additional costs as a result of conditions in Russia if we are unable to complete the transaction to sell our Russian business on the terms of the agreements.

Geopolitical events continue to pose supply chain and other business risks. The Company’s ability to manufacture equipment and perform services could be impaired by such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to factors such as war, materials shortages, inflationary pressures, limited manpower or otherwise. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions, tariffs, continuing inflationary impacts, as well as monetary and regulatory policies could have material adverse impacts on our financial results.

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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 57 countries. NOV operates under two segments, Energy Products and Services and Energy Equipment.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2025, the Company generated revenues of $2.19 billion, a decrease of one percent compared to the second quarter of 2024. Net income decreased 52 percent to $108 million, or $0.29 per share, and operating profit decreased 54 percent to $143 million, or 6.5 percent of sales. The decline in net income and operating profit is primarily attributed to a pre-tax gain of approximately $130 million on the sale of a business during the second quarter of 2024. The Company recorded $19 million within Other Items during the second quarter of 2025, primarily related to severance costs, facility closures and streamlining our business processes. Adjusted EBITDA (operating profit excluding depreciation, amortization, gains and losses on sales of fixed assets and, when applicable, Other Items) decreased 10 percent year-over-year to $252 million, or 11.5 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $1.03 billion in the second quarter of 2025, a decrease of two percent from the second quarter of 2024. Operating profit decreased $45 million from the prior year to $83 million, or 8.1 percent of sales, and included $6 million in Other Items. Adjusted EBITDA decreased $38 million from the prior year to $146 million, or 14.2 percent of sales. The decline in revenue was due to lower levels of global drilling activity affecting demand for the segment’s shorter cycle consumable products, partially offset by higher sales from the segment’s capital equipment offerings. Profitability was impacted by a less favorable sales mix, tariffs and other inflationary pressures, and certain charges in Latin America.

Energy Equipment

Energy Equipment generated revenues of $1.21 billion in the second quarter of 2025, flat when compared to the second quarter of 2024. Operating profit was $122 million, or 10.1 percent of sales, and included $9 million in Other Items. Operating profit decreased $110 million from the prior year primarily attributed to a pre-tax gain of approximately $130 million on the sale of a business during the second quarter of 2024. Adjusted EBITDA increased $16 million from the prior year to $158 million, or 13.1 percent of sales. Higher revenue out of backlog offset lower sales of aftermarket parts and services. Improved profitability was driven by strong execution on higher-margin backlog.

New orders booked during the quarter totaled $420 million, a decrease of $557 million when compared to the $977 million of new orders booked during the second quarter of 2024. Orders shipped from backlog in the second quarter of 2025 were $632 million, representing a book-to-bill of 66 percent, compared to $553 million orders shipped and a book-to-bill of 177 percent in the second quarter of 2024. As of June 30, 2025, backlog for capital equipment orders for Energy Equipment was $4.30 billion, a decrease of $31 million from the second quarter of 2024.

Oil & Gas Equipment and Services Market and Outlook

Macroeconomic uncertainties have recently intensified due to geopolitical conflicts, rapidly evolving changes to trade policies, and the decision by OPEC+ to return larger than anticipated quantities of oil to the market. These changes are raising concerns for both supply and demand related challenges to global commodity markets, resulting in lower oil prices, significant market volatility, and greater uncertainty.

Current market conditions present a difficult environment for making capital investment decisions, and the outlook remains uncertain, with clearer downside risk than upside. However, management does not expect near-term volatility to affect broader industry trends including: (1) offshore and international resources becoming the primary source for future incremental supplies of oil to meet global demand; (2) growing focus on natural gas from deepwater and unconventional resources to meet growing global demand for power; and (3) the application of emerging technologies to drive efficiencies and productivity in energy operations.

NOV remains focused on the development and commercialization of innovative products and services that lower the marginal cost and environmental footprint of energy production. We believe this strategy along with continued efforts to improve organizational efficiencies will further advance the Company’s competitive position in any market environment.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy projects. Key industry indicators for the second quarter of 2025 and 2024, and the first quarter of 2025 include the following:

				% increase (decrease)
				2Q25 v	2Q25 v
	2Q25*	2Q24*	1Q25*	2Q24	1Q25
Active Drilling Rigs:
U.S.	571	602	588	(5.1%)	(2.9%)
Canada	129	137	216	(5.8%)	(40.3%)
International	897	956	904	(6.2%)	(0.8%)
Worldwide	1,597	1,695	1,708	(5.8%)	(6.5%)

West Texas Intermediate Crude Prices (per barrel)	$64.63	$81.71	$71.84	(20.9%)	(10.0%)

Natural Gas Prices ($/mmbtu)	$3.19	$2.08	$4.15	53.4%	(23.1%)

* Averages for the quarters indicated. See sources below.

The Company is engaged with a variety of energy projects, including wind, geothermal, and carbon capture and sequestration. Management expects to see continued growth in these areas.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2025, on a quarterly basis:

Industry Trends

Rig Counts and Oil Prices

2,000
1,750
1,500
1,250
1,000
750
500
250
-
Total Number of Rigs
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
West Texas Int. (Price per Barrel)

	2Q23	3Q23	4Q23	1Q24	2Q24	3Q24	4Q24	1Q25	2Q25
Total Rigs	1,797	1,790	1,769	1,797	1,695	1,727	1,708	1,708	1,597
Canada	115	188	182	209	137	209	195	216	129
US	722	651	622	623	602	586	586	588	571
International	960	951	965	965	956	932	927	904	897
W. TX Int. ($)	$73.76	$82.30	$78.41	$77.56	$81.71	$76.24	$70.69	$71.84	$64.63

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 6 percent (from 1,708 to 1,597) in the second quarter of 2025 when compared to the first quarter of 2025. The average per barrel price of West Texas Intermediate Crude Oil decreased 10 percent (from $71.84 per barrel to $64.63 per barrel) and natural gas prices decreased 23 percent (from $4.15 per mmbtu to $3.19 per mmbtu) in the second quarter of 2025 compared to the first quarter of 2025.

On July 25, 2025, there were 724 rigs actively drilling in North America, comprised of U.S. and Canada, which increased when compared to the second quarter average of 700 rigs. The price for West Texas Intermediate Crude Oil was $65.16 per barrel at July 25, 2025, an increase of 1 percent from the second quarter of 2025 average. The price for natural gas was $3.16 per mmbtu at July 25, 2025, a decrease of 1 percent from the second quarter of 2025 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Energy Products and Services	$1,025	$1,050	$2,017	$2,067
Energy Equipment	1,207	1,204	2,353	2,382
Eliminations	(44)	(38)	(79)	(78)
Total revenue	$2,188	$2,216	$4,291	$4,371

Operating profit:
Energy Products and Services	$83	$128	$166	$249
Energy Equipment	122	232	256	327
Eliminations and corporate costs	(62)	(47)	(127)	(101)
Total operating profit	$143	$313	$295	$475

Energy Products and Services

three and six months ended June 30, 2025 and 2024. Revenue from Energy Products and Services was $1,025 million for the three months ended June 30, 2025, compared to $1,050 million for the three months ended June 30, 2024, a decrease of $25 million or 2 percent. For the six months ended June 30, 2025, revenue from Energy Products and Services was $2,017 million compared to $2,067 million for the six months ended June 30, 2024, a decrease of $50 million or 2 percent. The decline in revenue was primarily driven by lower levels of global drilling activity on a 6 percent year-over-year decrease in the worldwide rig count, which impacted demand for the segment’s shorter-cycle consumable products and led to a decline in sales by 20 percent on a quarter-to-date basis and 17 percent year-to-date. The decrease in the quarter-to-date period was partially offset by higher sales in the segment’s capital equipment offerings, which saw a 3 percent quarter-to-date increase in sales.

Operating profit from Energy Products and Services was $83 million for the three months ended June 30, 2025, compared to an operating profit of $128 million for the three months ended June 30, 2024, a decrease of $45 million. For the six months ended June 30, 2025, operating profit from Energy Products and Services was $166 million compared to operating profit of $249 million for the six months ended June 30, 2024, a decrease of $83 million. The decrease in profitability was impacted by a less favorable sales mix, tariffs and other inflationary pressures, and certain charges in Latin America.

Energy Equipment

three and six months ended June 30, 2025 and 2024. Revenue from Energy Equipment was $1,207 million for the three months ended June 30, 2025, compared to $1,204 million for the three months ended June 30, 2024, an increase of $3 million. For the six months ending June 30, 2025, revenue from Energy Equipment was $2,353 million compared to $2,382 million for the six months ending June 30, 2024, a decrease of $29 million or 1 percent. Revenue remained relatively flat in the second quarter of 2025 compared to prior year, as a 14 percent increase in revenue out of backlog offset a 17 percent decline in sales of aftermarket parts and services. Year-to-date, the reduced activity levels in the North American land market contributed to a 6 percent decline in sales. Additionally, lower demand for aftermarket parts and services contributed to a 14 percent decline in sales.

Operating profit from Energy Equipment was $122 million for the three months ended June 30, 2025, compared to an operating profit of $232 million for the three months ended June 30, 2024, a decrease of $110 million. For the six months ended June 30, 2025, operating profit from Energy Equipment was $256 million compared to operating profit of $327 million for the six months ended June 30, 2024, a decrease of $71 million. Lower profitability is attributed to a pre-tax gain of approximately $130 million on the sale of a business during the second quarter of 2024. Excluding this gain, the segment experienced improved profitability, which was driven by strong execution on higher-margin backlog.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4,300 million at June 30, 2025, a decrease of $31 million from backlog of $4,331 million at June 30, 2024. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 27 percent of backlog to become revenue during the rest of 2025 and the remainder thereafter. At June 30, 2025, approximately 52 percent of the capital equipment backlog was for offshore products and approximately 92 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $62 million and $127 million for the three and six months ended June 30, 2025, compared to $47 million and $101 million for the three and six months ended June 30, 2024.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations increased 11 percent when compared to the second quarter of 2024 due to higher intrasegment activity, while eliminations remained flat year-to-date.

Corporate costs increased 35 percent from the second quarter of 2024 primarily due to higher legal costs, self-insured property losses, and corporate reserves. For the six months ended June 30, 2025, corporate costs increased 31 percent year-over-year due to the non-recurring charge of $5 million related to the deconsolidation of our Russian subsidiaries in the first quarter of 2025, higher legal costs, self-insured property losses, and corporate reserves.

Interest and financial costs and Interest Income

Interest and financial costs were $22 million and $44 million for the three and six months ended June 30, 2025, compared to $22 million and $46 million for the three and six months ended June 30, 2024. The year-over-year decrease for the six month period was primarily due to debt borrowings on the revolving credit facility in the first half of 2024.

Interest income was $10 million and $21 million for the three and six months ended June 30, 2025, compared to $8 million and $16 million for the three and six months ended June 30, 2024. The increase was primarily related to interest earned on larger cash balances in the current year compared to prior year.

Equity income in unconsolidated affiliates

Equity income in unconsolidated affiliates was $1 million for each of the three and six months ended June 30, 2025, compared to $8 million and $37 million for the three and six months ended June 30, 2024. Sales for our largest investment in unconsolidated affiliates declined 21 percent for the second quarter of 2025 when compared to the second quarter of 2024. For the six months ended June 30, 2025, sales declined 39 percent year-over-year. The decline in sales is primarily due to pricing pressures and lower volume for oil country tubular goods, as well as higher cost for labor and materials, which led to lower profitability year-over-year.

Other expense, net

Other expense, net was $17 million and $37 million for the three and six months ended June 30, 2025, compared to $14 million and $24 million for the three and six months ended June 30, 2024, respectively. The change in expense was primarily due to larger foreign currency fluctuations in the current year, particularly with the devaluation of the U.S. Dollar.

Provision for income taxes

The effective tax rate was 0.9% and 20.3% for the three and six months ended June 30, 2025, respectively, compared to 23.9% and 24.9% for the three and six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was positively impacted by the release of previously recorded reserves for uncertain tax positions of $58 million, partially offset by an increase to reserves for uncertain tax positions of $23 million, unfavorable adjustments related to the carrying value of deferred tax assets of $14 million, changes in certain foreign currency exchange rates of $4 million, and a mix of earnings in higher tax rate jurisdictions. The effective tax rate for the six months ended June 30, 2024 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and adjustments to the carrying value of deferred tax assets, partially offset by the reduction of valuation allowances related to U.S. and state deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently evaluating the full effects of the legislation on our consolidated financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2025	2024	2025	2025	2024
Operating profit:
Energy Products and Services	$83	$128	$83	$166	$249
Energy Equipment	122	232	134	256	327
Eliminations and corporate costs	(62)	(47)	(65)	(127)	(101)
Total operating profit	$143	$313	$152	$295	$475

Operating profit %:
Energy Products and Services	8.1%	12.2%	8.4%	8.2%	12.0%
Energy Equipment	10.1%	19.3%	11.7%	10.9%	13.7%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	6.5%	14.1%	7.2%	6.9%	10.9%

Other items, net:
Energy Products and Services	$6	$1	$5	$11	$1
Energy Equipment	9	(119)	3	12	(123)
Corporate	4	—	5	9	1
Total other items	$19	$(118)	$13	$32	$(121)

(Gain) loss on sales of fixed assets:
Energy Products and Services	$—	$—	$(2)	$(2)	$(1)
Energy Equipment	(1)	—	—	(1)	—
Corporate	4	—	—	4	—
Total (gain) loss on sales of fixed assets	$3	$—	$(2)	$1	$(1)

Depreciation & amortization:
Energy Products and Services	$57	$55	$59	$116	$109
Energy Equipment	28	29	28	56	57
Corporate	2	2	2	4	3
Total depreciation & amortization	$87	$86	$89	$176	$169

Adjusted EBITDA:
Energy Products and Services	$146	$184	$145	$291	$358
Energy Equipment	158	142	165	323	261
Eliminations and corporate costs	(52)	(45)	(58)	(110)	(97)
Total Adjusted EBITDA	$252	$281	$252	$504	$522

Adjusted EBITDA %:
Energy Products and Services	14.2%	17.5%	14.6%	14.4%	17.3%
Energy Equipment	13.1%	11.8%	14.4%	13.7%	11.0%
Eliminations and corporate costs	—	—	—	—	—
Total Adjusted EBITDA %	11.5%	12.7%	12.0%	11.7%	11.9%

Reconciliation of Adjusted EBITDA:
GAAP net income attributable to Company	$108	$226	$73	$181	$345
Noncontrolling interests	6	(3)	1	7	(1)
Provision for income taxes	1	70	47	48	114
Interest and financial costs	22	22	22	44	46
Interest income	(10)	(8)	(11)	(21)	(16)
Equity income in unconsolidated affiliates	(1)	(8)	—	(1)	(37)
Other expense, net	17	14	20	37	24
(Gain) loss on sales of fixed assets	3	—	(2)	1	(1)
Depreciation and amortization	87	86	89	176	169
Other items, net	19	(118)	13	32	(121)
Total Adjusted EBITDA	$252	$281	$252	$504	$522

Liquidity and Capital Resources

Overview

At June 30, 2025, the Company had cash and cash equivalents of $1,080 million and total debt of $1,728 million. At December 31, 2024, cash and cash equivalents were $1,230 million and total debt was $1,740 million. As of June 30, 2025, approximately $594 million of the $1,080 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2029. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of June 30, 2025, the Company was in compliance with a debt-to-capitalization ratio of 23.4% and had no borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2025, the joint venture was in compliance and will not have future borrowings on the line of credit. As of June 30, 2025, the Company had $89 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at June 30, 2025 included $50 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $27 million is due in the next twelve months.

The Company’s outstanding debt at June 30, 2025 also consisted of $1,091 million in 3.95% Senior Notes, maturing on December 1, 2042, and $497 million in 3.60% Senior Notes, maturing on December 31, 2029. The Company was in compliance with all covenants at June 30, 2025. Long-term lease liabilities totaled $540 million at June 30, 2025.

The Company had $679 million of outstanding letters of credit at June 30, 2025, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$326	$354
Net cash used in investing activities	(162)	(226)
Net cash used in financing activities	(333)	(113)

Significant uses and sources of cash during the first six months of 2025

•
Cash flows provided by operating activities were $326 million, primarily driven by net income before depreciation and amortization and changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $167 million.
•
Dividend payments to our shareholders were $135 million.
•
Share repurchases were $150 million.

Other

The effect of the change in exchange rates on cash flows was an increase of $19 million for the first six months of 2025, and a decrease of $4 million for the first six months of 2024.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the three months ended June 30, 2025, the Company repurchased approximately 5.5 million shares of common stock under its share repurchase program for an aggregate amount of $69 million. During the six months ended June 30, 2025, the Company repurchased 10.9 million shares of common stock under the program for an aggregate amount of $150 million. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $31 million in the first six months of 2025, compared to a $17 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $543 million and translation exposures totaling $322 million as of June 30, 2025. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $43 million and the translational exposures could affect Other Comprehensive Income by $32 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At June 30, 2025, borrowings consisted of $1,091 million in 3.95% Senior Notes, $497 million in 3.60% Senior Notes, and other debt of $140 million. At June 30, 2025, there were no outstanding letters of credit issued under the Company’s revolving credit facility, resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $89 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2025	2,342,118	$12.65	2,342,118	$660,432,440
May 1 through May 31, 2025	1,332,472	12.50	1,332,472	643,789,329
June 1 through June 30, 2025	1,759,922	13.12	1,759,922	620,696,132
Total	5,434,512	$12.77	5,434,512

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

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (1)

3.2	Amended and Restated Bylaws of NOV Inc. (2)

10.1	NOV Inc. Long-Term Incentive Plan, as amended and restated May 20, 2025 (3)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory plan or arrangement for management or others.

(1)
Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 18, 2023
(2)
Filed as Exhibit 3.1 to our Current Report on Form 8-K filed on February 28, 2023.
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

Date: July 29, 2025	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)