Form 10-K
period 2025-12-31
NOV Inc.
filed 2026-02-12
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $4.6 billion. As of February 6, 2026, there were 360,404,544 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement in connection with the 2026 Annual Meeting of Stockholders are incorporated in Part III of this report.

FORM 10-K

PART I

ITEM 1. BUSINESS

General

NOV Inc. (“NOV” or the “Company”) is a leading independent equipment and technology provider to the global energy industry. NOV and its predecessor companies have spent over 160 years helping transform oil and gas development and improving its cost-effectiveness, efficiency, safety, and environmental impact.

NOV’s extensive proprietary technology portfolio supports the industry’s drilling, completion, and production needs. With unmatched cross-segment capabilities, scope, and scale, NOV continues to develop and introduce technologies that further enhance the economics and efficiencies of energy production, with a focus on digital, automation, and robotics solutions.

Lower-cost, reliable sources of energy significantly contribute to raising the global standard of living by powering economic development, enabling better infrastructure and facilitating the production of goods and services that improve quality of life. Over the past few decades, the Company has pioneered and refined key technologies to improve the economic viability of frontier resources, including unconventional and deepwater oil and gas. More recently, by applying its deep expertise and technology, NOV has developed solutions to improve the economics of alternative energy sources.

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 57 countries. NOV operates under two segments, Energy Equipment and Energy Products and Services.

Business Strategy and Competitive Strengths

NOV’s primary business objective is to generate above-average, long-term capital returns. NOV is focused on further enhancing its position as a leading independent global energy technology and equipment provider by delivering solutions that help lower the marginal cost and environmental footprint associated with energy development and production. NOV’s strategy is to capitalize on economies of scale that arise from its position as a leading provider of equipment and technology to the global energy industry, proprietary technology it continues to develop, and core capabilities and competencies it can apply towards advancing the energy mix. NOV also believes its business model is less asset- and capital-intensive than most other participants in the energy industry.

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

Scope and scale for distribution and marketing. With operations in 57 countries, NOV has developed an efficient global distribution network and relationships with virtually every oil and gas producer, service company, and contractor. NOV uses its customer relationships and distribution capabilities to accelerate the commercialization of new products and technologies. NOV also routinely develops technologies for the global marketplace where the Company’s infrastructure allows for quick market penetration and creation of a first-mover advantage with standardized operations around certain products.

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

Leverage NOV’s market position to accelerate the digitalization of the energy industry

NOV’s experience, scale, and market position, along with its proficiencies in control systems, sensors, field instrumentation, and data acquisition makes the Company a logical choice to provide a digital platform for the energy industry that consumes all operational data, regardless of the service-provider. Additionally, NOV’s well-established, global field-service infrastructure affords the Company a distinct capability and advantage in the commercialization and support required to deploy digital solutions that must collect, aggregate, and transmit field-level data from complex machinery and equipment in harsh environments. NOV is investing considerable time and resources to develop its MaxTM platform and MaxTM edge devices, which enable large-scale collection, aggregation, and analytics of real-time equipment and process data, both at remote operating location and in the cloud. The Company’s MaxTM platform and analytics services also allow users to apply artificial intelligence and machine learning to operational data, enabling better decision-making for more efficient, more productive, safer, and less carbon intensive operations.

Develop proprietary technologies and solutions that assist energy producers in reducing their marginal cost of supply

NOV strives to further develop its substantial technology portfolio and is known for developing innovative solutions. The Company is well positioned to introduce breakthrough technologies that enhance efficiencies and address industry needs, to generate strong returns. The Company believes its cross-business-unit expertise uniquely positions NOV to pioneer proprietary technologies across its business lines. For example, NOV’s segments jointly introduced closed-loop drilling technologies, which link real-time data from the well bottom to drilling rig controls and use machine learning to drive greater efficiency. NOV works closely with customers to identify needs, and its technical experts use internal capabilities to develop value-added technologies.

Capitalize on and drive end-market fragmentation

Technology and product availability to all industry participants is a key tenet of NOV’s business model. To the extent NOV can provide equipment and technology products that are equal to or better than those developed by the major oilfield service providers, it will prevent any one organization from having a proprietary advantage and therefore drive fragmentation. This fragmentation expands NOV’s customer base and avoids customer concentration in most of its businesses. NOV has resisted the trend toward vertical integration, leaving the Company in an attractive and unique position as the largest global independent technology and equipment provider to the oilfield service sector. Governments in certain international markets are pursuing initiatives that drive local content and greater local employment. The Company expects that these actions will likely prompt more local startup enterprises, further expanding demand for NOV’s equipment.

Leverage core capabilities and competencies to advance adjacent energy and infrastructure markets with high growth potential

NOV’s engineering expertise, complex global supply chain management, low-cost manufacturing, and large-scale energy infrastructure development provide unique capabilities to accelerate energy mix diversification and enhance critical infrastructure solutions. The Company has pioneered numerous innovations that help reduce emissions in oilfield operations. NOV is also a leading geothermal equipment and technology provider, offering a broad array of tools and equipment specifically designed for the ultra-harsh conditions associated with geothermal development. Additionally, with expertise in offshore heavy-lift equipment and naval architectural design, the Company is the leading equipment and technology provider for purpose-built vessels used to build, install, and maintain offshore wind towers and turbines. NOV is also leveraging its core capability in manufacturing highly-regulated, highly-precise equipment and expertise in supply chain logistics to support commercial deployment of advanced nuclear technology at scale. The Company sees promise in development and commercialization of novel products and technologies to improve the efficiencies and economics of land and offshore-based wind, geothermal power generation, carbon capture and sequestration, and advanced nuclear.

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

NOV’s infrastructure leverages the energy industry’s cyclicality. As commodity prices rise, the industry typically enters an expansionary phase, and equipment orders increase. NOV can ramp up manufacturing capacity quickly to capture the up-cycle value while meeting customer demand. During down-cycles, the Company’s focus is internal efficiency and technological advancement. NOV’s continuous pursuit of cyclical technological initiatives enhances its ability to drive long-term customer and shareholder value. The Company also outsources non-critical machining operations with lower tolerance requirements during increased activity and brings the machining operations back into Company-owned facilities during down-cycles for lower cost and effective utilization.

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

Energy Products and Services provides the critical tools, equipment, and services to safely maximize efficiency, reliability, and economics in the upstream oil and gas, renewables, and industrial markets. The segment’s offerings tend to be more transactional and shorter-cycle in nature. Revenues are derived from services and rentals, sales of shorter-lived or single-application capital assets and consumable products.

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
•
Downhole Tools. NOV is a leading independent drilling and intervention downhole tools equipment supplier with engineering teams, manufacturing facilities, supply hubs, and service centers situated in oil and gas activity regions. The Company’s constantly evolving product portfolio includes downhole drilling motors, agitator systems, measurement-while-drilling, logging-while-drilling, fishing, coiled tubing, and thru-tubing tools. NOV’s offerings enable significant efficiency increases for directional and extended lateral well drilling, workovers and intervention operations.
•
Completion Tools. NOV offers a differentiated portfolio of proprietary products and solutions to support well construction and horizontal multistage completions. The Company offers multistage frac technologies, including frac plugs, frac sleeves, toe initiation burst port systems, and recyclable setting tools that enhance hydraulic fracturing efficiency. NOV also provides critical well construction components such as surface casing, liner hangers and ultra reach floatation collars. Additionally, NOV offers a suite of remotely activated advanced completion tools that improve the efficiency and productivity of offshore well construction.
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
•
Solids Control and Waste Management Services. NOV is a leading provider of solids control and waste management equipment and services. The Company provides field services and manufactures, sells, and rents highly engineered solids control equipment that efficiently separates solid drill cuttings and reclaims drilling fluids for reuse. NOV also provides waste management (both onsite and at centralized locations), including transport and storage, and water management solutions. The Company incorporates proprietary technologies in the delivery of such solutions, including its thermal desorption systems that efficiently minimize and treat drilling waste for safe on-site disposal.

•
Digital Solutions. NOV is a leading provider of data and digital solutions to the energy industry. Supported by a global field service infrastructure and technologically advanced equipment and sensors for harsh environments, the Company acquires, aggregates, and delivers real-time drilling, completion and production data to enable edge and cloud analytics, which improve operational efficiencies, well productivity, and safety. Utilizing its proprietary wired drill pipe, NOV offers Downhole Broadband Solutions (DBS) to provide real-time, broadband data from the bottom-of-the-hole and along the drill string, to improve well placement, reduce well delivery times, and increase production.
•
Drill Pipe. NOV is a leading provider of precision-engineered drill pipe and drill-stem equipment. The Company leverages its metallurgy expertise and premium connection technologies to offer an innovative drill pipe product portfolio for applications ranging from deepwater, extended-reach, and high-pressure/high-temperature wells.
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

Energy Equipment designs, builds, and supports capital equipment and integrated systems used in oil and gas exploration and production, both onshore and offshore, as well as for industrial, marine, and renewable energy markets. Revenues are derived from sales of capital equipment and aftermarket spare parts and repair as well as comprehensive technical support, field service, and training. In addition to traditional aftermarket support, NOV offers subscription services including analytics, condition monitoring, and digital performance solutions that enhance operational efficiencies, increase up-time, and reduce the total cost of ownership of many of the Company’s products. Most of the segment’s capital equipment offerings are longer-lead-time products, requiring more than three months to manufacture and deliver, and meet the Company’s criteria to be reported as backlog when firm orders are received.

The segment’s offerings include:

•
Drilling Equipment. NOV provides advanced land rigs, complete offshore drilling packages, and rig components designed to mechanize and automate complex drilling rig processes, including automation control systems and robotics solutions. The portfolio includes designs that changed the way rigs are operated, such as the TDS top drive drilling system and automated iron roughneck. Evolving with market needs, the portfolio includes managed pressure drilling equipment and solutions to reduce energy consumption. Aftermarket offerings include upgrades of existing equipment and systems, spare parts and repair as well as comprehensive remote equipment monitoring, technical support, field service, and customer training through an extensive aftermarket facilities network strategically located in major drilling areas around the world.
•
Intervention and Stimulation Equipment. NOV designs and manufactures capital equipment, related consumables, and digital products for hydraulic stimulation, coiled tubing, and wireline services. Hydraulic stimulation offerings include high-pressure pumping units, hydration units, chemical additive systems, blenders, and control systems. Consumable offerings include centrifugal pumps, valves, seats, and flowline equipment. Coiled tubing equipment offerings include coiled tubing units, injector heads, tubing strings, pressure control and nitrogen support equipment. Wireline offerings include electric line and slickline trucks and skids, and pressure control equipment. Through NOV’s MaxTM digital platform, the Company leverages its integrated control and data acquisition systems to provide comprehensive equipment status and operational process insights, to optimize job efficiency and extend the equipment life. NOV supports all its equipment with comprehensive repair, recertification, and other services through a global aftermarket facility network.
•
Marine and Construction. NOV’s marine solutions serve the oil and gas industry as well as wind energy and other marine-based end markets. NOV provides heavy-lift cranes with active heave capabilities, deck-handling machinery, mooring and anchoring systems, and a full range of jacking systems for drilling rigs, wind turbine installation vessels, and other offshore construction vessels. Also, NOV provides specialized equipment and machinery for installing offshore wind towers, pipelines and power transmission cables. NOV designs offshore jack-up and floating rigs, wind turbine and cable lay vessels, and floating offshore wind structures. Additionally, NOV designs and manufactures turret mooring systems, swivel systems and loading and offloading solutions used in floating production and Floating Liquefied Natural Gas applications.

•
Process Systems. NOV is a leading provider of integrated processing solutions for the separation and treatment of oil, gas, solids, seawater, and produced water production in onshore and offshore applications. The Company is also a leading provider of Monoethylene Glycol (MEG) reclamation technology for gas development. For offshore applications, these systems offer comprehensive topside solutions for floating production, storage, and offloading (“FPSO”) vessels and fixed platforms. NOV also offers carbon capture solutions, including amine-based technologies, and complementary CO2 dehydration.
•
Subsea Production Systems. NOV is a leading designer and manufacturer of flexible subsea pipe systems designed to convey hydrocarbon production from the wellhead to production facilities in demanding offshore conditions. Flexible pipes are highly-engineered, complex structures composed of multiple unbonded steel and composite layers, allowing them to withstand the demanding pressures and tensile loads of deepwater production while remaining resistant to wave- and tidal-induced fatigue. NOV also offers an assortment of critical subsea production equipment, such as water injection and tie-in connector systems, subsea storage units, and other related products.
•
Production and Midstream. NOV designs and manufactures a variety of equipment used in production and midstream operations, including: reciprocating, multistage, and progressive cavity pumps, midstream products, such as closures, transfer pumps, chokes and valves; and artificial lift support systems, including production BOPs and stuffing boxes.
•
Industrial Equipment. NOV provides progressive cavity pumps, specialized mixers and heat exchangers, for a variety of end markets including, wastewater, chemical, food and beverage, mineral processing, pharmaceutical, pulp and paper, and biogas. Marketed under globally recognized brands and backed by more than 75 years of advanced fluid-handling experience.

See Note 16 to the Consolidated Financial Statements for financial information by segment and a geographical revenue and long-lived asset breakout. We have also included a glossary of oilfield terms at the end of Item 1. “Business” of this Annual Report.

NOV Low-Carbon and Renewable Solutions

As a leading independent global energy technology and equipment provider, NOV is focused on leveraging its core competencies to help customers improve efficiencies and reliability, lower costs, and reduce the environmental impact of producing energy. The Company has pioneered numerous solutions for the oil & gas industry that economically reduce carbon intensity and deliver superior performance, including NOV’s closed-loop solids control systems, regenerative power systems, dual-containment flowline technologies, solar pumping systems, and hydrocarbon leak detection systems, among others.

While oil and gas will remain critical to many parts of the global economy, the drive to reduce emissions represents a significant economic opportunity for organizations that can improve the competitiveness of alternative energy sources. NOV is working to develop proprietary solutions to improve project execution and drive higher capital returns.

Wind

NOV is a value-added partner meaningfully reducing offshore wind project execution risk. The Company has a broad portfolio of relevant technologies, an extensive track record of successfully managing complex marine projects, long-standing relationships with global shipyards, and a robust global supply chain accustomed to stringent quality and traceability. Also, NOV is developing technology to improve onshore wind project returns by economically constructing taller wind towers. Taller wind towers improve wind farm economics by allowing larger turbines to reach stronger winds, significantly increasing energy capture, lowering energy cost, and expanding the regions where wind projects can be profitably developed.

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

Carbon Capture and Sequestration

NOV is positioned to play a meaningful role in the carbon capture and sequestration industry. NOV’s gas processing technology enables CO2-from-hydrocarbon separation, dehydration, and liquification, all vital parts of the carbon capture chain. In addition, the business’s turret and mooring systems used in offshore production facilitate the development of offshore carbon re-injection sites.

Nuclear

NOV is positioned to support the advanced nuclear market by applying its manufacturing, engineering, project management, and supply chain capabilities to enable the deployment of next-generation reactor technologies. NOV is focused on developing and pursuing opportunities to provide industrial services that enable reactor developers to scale deployment and improve project economics. NOV’s approach is centered on leveraging its existing global manufacturing footprint and operational expertise.

Markets and Competition

The Company’s customers are predominantly service companies, oil and gas companies, and shipyards. Products within Energy Products and Services are sold and rented worldwide through NOV’s sales force and through commissioned representatives. Substantially all of Energy Equipment’s capital equipment and spare parts sales, and a large portion of smaller pumps and parts sales, are made through NOV’s direct sales force and distribution service centers. Sales to foreign oil companies are sometimes made with or through representative arrangements.

The Company’s competition consists primarily of publicly traded oilfield service and equipment companies and smaller independent equipment manufacturers in the oil and gas, industrial, and renewable energy equipment markets.

The Company’s foreign operations, which include significant operations in the Middle East, Africa, Latin America, the Far East, Canada and Europe are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned oil and gas companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company sometimes relies on joint ventures, license arrangements, and other business arrangements with local nationals in these countries. See Note 16 to the Consolidated Financial Statements for information regarding geographic revenue information.

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

Seasonal Nature of the Company’s Business

Historically, activity levels of some of the Company’s segments have followed seasonal trends to some degree. The Company typically realizes a more pronounced level of spending during the fourth quarter, and a decline in the first quarter, in certain of its businesses, which it believes is related to annual budgetary cycles and winter weather. On average, first quarter revenues through the past five years have declined 5.2% sequentially from the fourth quarter. Extremely harsh winter weather can reduce oilfield operations in far northern or high-altitude locations, including parts of Colorado, Canada and China, and the annual thaw (or “breakup”) in Canada makes some unimproved roads inaccessible to heavy equipment during part of each second quarter. Both situations temporarily reduce demand for the Company’s products and services in the affected geographic area, although revenues generally recover once conditions improve. Fluctuations in customers’ activity levels caused by national or customary holiday seasons and annual budgetary cycles can also affect their spending levels with the Company, leading to both temporary local decreases and increases in sales. While the Company anticipates that the seasonal and other trends described above may continue, there can be no guarantee that spending by the Company’s customers will continue to follow patterns seen in the past.

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

As of December 31, 2025, the Company held a substantial number of granted patents and pending patent applications worldwide, including U.S. patents and U.S. patent applications as well as patents and patent applications in a variety of other countries. Expiration dates of such patents range from 2025 to 2044. Additionally, the Company maintains a substantial number of trademarks for both goods and services and maintains a number of trade secrets.

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

Backlog measurements are based on written orders that are firm but may be defaulted upon by the customer in some instances. Most require reimbursement to the Company for costs incurred in such an event. There can be no assurance that the backlog amounts will ultimately be realized as revenue, or that the Company will earn a profit on backlog work. Backlog at December 31, 2025, 2024 and 2023 was $4.3 billion, $4.4 billion and $4.1 billion, respectively.

Human Capital

NOV’s 31,605 global, diverse employees use their skill and expertise to provide the products and services that help our customers operate safely, efficiently, sustainably, and competitively. NOV’s team designs and manufactures a broad array of equipment and technology, from some of the heaviest, largest, and most complex mobile machines on earth (on and offshore drilling rigs, wind turbine installation vessels, and FPSOs) to very small precision sensors and measuring devices.

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

34% percent of NOV employees work in the United States, 21% in Europe, 14% in Latin America, 13% in the Asia Pacific region, 11% in the Middle East and Africa, 4% in Canada and 3% in China. The Company’s 503 physical locations include manufacturing plants, research facilities, machine shops, office buildings, warehouses, and distribution centers where between 20 to 1,100 people work, and repair shops, rental tool bases, sales offices and other small locations where between 5 to 200 people work. Many NOV employees travel to work at customer locations, including onshore and offshore drilling sites, shipyards, and other industrial locations where equipment needs installation, commissioning, service, or repair, or where customers need training or technical support.

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

Across NOV’s global workforce, women make up 16% of all employees, 23% of salaried employees, 20% of the C-Suite and hold 33% of the Company’s Board of Directors seats.

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

The Company invests in employee education and development through managerial and leadership training, including programs such as Leading Self and Others, Supervising the Team, and Powering Excellence. These programs, alongside comprehensive technical training, are delivered through dedicated teams and Technical Training Centers globally.

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
•
interruptions in supply chains caused by war, geopolitical conflict, trade sanctions or other restrictions placed on oil producing countries, such as Russia, Iran, and Venezuela or otherwise placed on trade and commerce;
•
the level of production by non-OPEC countries including production from U.S. shale plays;
•
the level of excess production capacity;
•
the cost of exploring for and producing oil and gas;
•
the level of drilling activity and drilling rig day rates;
•
catastrophic events, such as public health crises, e.g., pandemics or other geopolitical events, such as war or terrorist activities;
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

Expectations for future oil and gas prices cause many shifts in the strategies and expenditure levels of oil and gas companies, drilling contractors, and other service companies, particularly with respect to decisions to purchase major capital equipment of the type we manufacture. Oil and gas prices may remain below a range that is acceptable to certain of our customers, which could result in a reduced demand for our products and have a material adverse effect on our financial condition, results of operations and cash flows.

There are risks associated with certain contracts for our equipment.

As of December 31, 2025, we had a backlog of capital equipment to be manufactured, assembled, tested and delivered by Energy Equipment in the amount of $4.34 billion. The following factors, in addition to others not listed, could reduce our margins on these contracts, adversely impact completion of these contracts, adversely affect our position in the market, result in cancellation of these contracts, or subject us to contractual penalties:

•
financial challenges for consumers of our capital equipment;
•
credit market conditions for consumers of our capital equipment;

•
anticipated future demand for oil and gas and volatility in oil and gas prices;
•
our failure to accurately estimate costs for making this equipment;
•
our ability to deliver equipment that meets contracted technical requirements;
•
manufacturing quality risks, including our ability to maintain our quality standards during the design and manufacturing process;
•
supply chain challenges, including our ability to secure parts made by third party vendors at reasonable costs and within required timeframe;
•
inflation risks, including unexpected increases in the costs of raw materials;
•
other third party and contingency variables, including our ability to manage delays due to weather, political strife, shipyard access, labor shortages, public health crises such as pandemics or other factors beyond our control;
•
volatility concerning imposition of tariffs or duties between countries, which could materially affect our global supply chain. For example, section 232 tariffs on steel may increase our costs, reduce margins or otherwise adversely affect the Company; and
•
trade or travel restrictions, including export sanctions, trade controls or other supply chain interruption, which could affect our ability to manufacture, sell, or receive payment for our equipment and/or services.

The Company’s existing contracts for drilling and production equipment generally carry significant down payment and progress billing terms to facilitate the ultimate completion of these projects, and the majority do not allow customers to cancel projects for convenience. However, unfavorable market conditions or financial difficulties experienced by our customers have in the past and may in the future result in cancellation of contracts or the delay or abandonment of projects. Any such developments could have a material adverse effect on our operating results and financial condition.

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
intellectual property disputes;
•
the introduction of new products and technologies by our competitors; and
•
the expiration of intellectual property rights protecting our products and technologies.

We are a leader in the development of new technology and equipment to enhance the safety and productivity of drilling and well servicing processes. Paradoxically, the successful adoption of new technologies may lead to more efficient production of hydrocarbons with less equipment, thereby reducing demand for our products over time, e.g., reductions in rig count needed to produce the same or greater volume of hydrocarbons from a given field. In contrast, if we are unable to maintain our technology leadership position, including building artificial intelligence and machine learning capabilities into our products where appropriate, it could adversely affect our competitive advantage for certain products and services. Our revenues and operating results have been dependent, in part, upon the successful introduction of new or improved products. Through our internal development programs and acquisitions, we have assembled an array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights, which expire after a prescribed duration, some at varying times over the coming years. The expiration of these rights could have a material adverse effect on our operating results.

Furthermore, while the Company stresses the importance of its research and development programs, the technical challenges and market uncertainties associated with development and introduction of new products are such that there can be no assurance that our customers will adopt our new products or that we will realize future revenue from such products. Artificial intelligence algorithms that we may now or in the future use in our products may be unreliable, based on unrepresentative or misleading data sets, or otherwise may not achieve sufficient levels of efficiency or accuracy.

We may also have disputes with competitors concerning technology ownership, use, or payment for licenses of our technology. For example, we have on-going litigation concerning payments due under some of our technology licenses. See Note 12 to the Consolidated Financial Statements for further discussion.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims may result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, could increase our costs. Additionally, developing non-infringing technologies could increase our costs. If a license were unavailable, we might be unable to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

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

Approximately 66% of our revenues in 2025 were derived from operations outside the United States (based on revenue destination). Our foreign operations include significant operations in every oil producing region in the world. Our revenues and operations are subject to the risks normally associated with conducting business in foreign countries, including:

•
uncertain political, social and economic environments;
•
social unrest, acts of terrorism, war and other armed conflict, such as the conflicts in Ukraine, Israel and the broader Middle East;
•
public health crises and other catastrophic events, such as pandemics;
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
•
localization requirements in certain countries;
•
disparate judicial systems and dispute resolution mechanisms;
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
•
tariffs;
•
labor shortages and absences;
•
wage and other labor cost inflation;
•
government regulation;
•
regulation that limit or prohibit the procurement of certain raw materials and components from certain regions or parties;
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

We sometimes provide engineered skid packages of processing equipment or complex equipment in the form of multi-year contracts, without sufficiently protective price escalation clauses. Some of these contracts are required by our customers, including national oil companies (“NOCs”). These projects include acting as suppliers of skid packages or engineered products, as well as installation and commissioning services and may require us to assume additional risks associated with cost over-runs from our vendors or due to material or labor cost escalation. In addition, NOCs often possess substantial leverage in the event of dispute or disagreement regarding performance under an agreement and they often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

Providing skid packages and engineered products as well as services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, changes in regulations, and potential claims for liquidated damages. We rely on third-party subcontractors, consortium partners and equipment providers to assist us with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project.

Cybersecurity risks and threats could adversely affect our business.

We rely heavily on information systems to conduct our business. Any failure, interruption, or breach in security of our information systems, or information systems owned by others that we use and rely on, could result in failures or disruptions in our customer relationship management, general ledger systems and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that any breach or interruption will be sufficiently limited. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of our intellectual property or other proprietary information, including customer data, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation or regulatory proceedings and possible financial liability, any of which could have a material adverse effect on our financial position or results of operations.

We may suffer business disruption from direct or indirect cyber-attacks. These take many forms, including ransomware directed at us, our vendors or our customers. As with virtually all other large companies, we receive numerous phishing efforts, and other attempted cyber-attacks such as efforts to hack our systems or the use of distributed denial-of-service attacks. These cyber-security risks have not resulted in any material adverse interruption in our business to date but pose an ongoing threat of material interruption to our business activities.

Our ability to hire and retain qualified personnel at competitive cost could materially affect our operations and growth potential.

Many of the products we sell, and related services that we provide, are complex and technologically advanced, which enable them to perform in challenging conditions. Our ability to succeed is, in part, dependent on our success in attracting and retaining qualified personnel to provide service and to design, manufacture, use, install and commission our products. A significant increase in wages paid by competitors, both within and outside the energy industry, for such highly-skilled personnel could result in insufficient availability of skilled labor or increase our labor costs, or both. If the supply of skilled labor is constrained or our costs increase, our margins could decrease, and our growth potential could be impaired.

Severe or unseasonable weather conditions may adversely affect our operations.

Our business may be materially and adversely affected by severe weather conditions in areas where we operate. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions, including coastal storm surges, inland flooding from intense rainfall, hurricane-strength winds, and extreme temperature. Repercussions of severe or unseasonable weather conditions may entail the evacuation of personnel and stoppage of services, damage to our facilities and project work sites, as well as our customers’ platforms or structures and offshore drilling rigs, inability to deliver material to jobsites in accordance with contract schedules, decreases in demand for oil and natural gas during unseasonably warm winters, and loss of productivity. Additionally, severe weather events could result in a disruption or suspension of our customers’ operations, thereby reducing demand for our services. Any of these events could result in a material uninsured loss of Company assets and/or have a material adverse effect on our business, financial condition, results of operations and cash flows.

An impairment of goodwill or other indefinite lived intangible assets could reduce our earnings.

Goodwill represents the excess of acquisition price paid over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company has approximately $1.6 billion of goodwill and $0.2 billion of other intangible assets with indefinite lives as of December 31, 2025. Generally accepted accounting principles require the Company to test goodwill and other indefinite lived intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate they might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to): a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; or a significant increase in worldwide inventories of oil or gas. The timing and magnitude of any goodwill impairment charge, which could be material, would depend on the timing and severity of the event or events triggering the charge and would require a high degree of management judgment. If we were to determine that any of our remaining balance of goodwill or other indefinite lived intangible assets was impaired, we would record an immediate charge to earnings with a corresponding reduction in stockholders’ equity; resulting in a possible increase in balance sheet leverage as measured by debt to total capitalization.

See additional discussion on “Goodwill and Other Indefinite – Lived Intangible Assets” in Critical Accounting Estimates of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have expanded and grown our businesses in part through acquisitions and continue to pursue a growth strategy, but we cannot assure that attractive acquisitions will be available to us at reasonable prices or that such acquisitions will result in the outcomes we anticipate.

There is no assurance that we will identify suitable attractive acquisition opportunities in the future. For those acquisitions that we have made and may make in the future, we cannot assure that they will result in financial, operational or other benefits that we forecast when evaluating them. Furthermore, we cannot assure that we will successfully integrate the operations and assets of any acquired business with our own or that our management will be able to effectively manage any new lines of business. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect our business and financial performance. In addition, we may need to incur substantial indebtedness to finance future acquisitions. We cannot assure that we will be able to obtain this financing on terms acceptable to us or at all. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income for the Company, any of which could cause our business to suffer.

Legal and Regulatory Related

The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process or other drilling activities or processes could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Various federal and state legislative and regulatory initiatives, as well as actions in other countries, have been or could be undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations or other drilling activities or processes. For example, legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process but that generally include protections for proprietary information. Legislation, regulations and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity) or further chemical disclosure or other regulatory requirements that could affect our operations. Certain states have banned or adopted moratoria on hydraulic fracturing or the permits associated with it. In addition, governmental authorities in various foreign countries where we have provided or may provide hydraulic fracturing services have imposed or are considering imposing various restrictions or conditions that may affect hydraulic fracturing operations. The adoption of any future federal, state, local, or foreign laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process or other drilling activities or processes could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

Because we operate in many countries, the laws and regulations applicable to us may conflict. In such instances, we may be unable to conduct our operations in a manner that complies with all conflicting laws or regulations. This could expose us to investigations, sanctions, civil and criminal penalties, and other fines and costs that could have a material effect on our business, financial condition, results of operations and cash flows.

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
•
products liability;
•
breach of contract with customers; or
•
as a result of contractual agreements to indemnify our customers in the normal course of business.

We may not have adequate insurance for potential environmental, product or personal injury liabilities, or other liabilities.

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

Future laws, regulations, treaties, international obligations, and reporting obligations related to greenhouse gases (“GHG”), climate change, and activism and customer positions related to environmental, social and governance (“ESG”) could adversely impact our business, may increase compliance obligations and could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Investors, customers, governance pundits and government officials have increased focus on sustainability, stakeholder governance and the energy transition. As a result, there has been increased promotion of alternative energy and increased negative attitudes or perceptions related to fossil fuels. New laws and regulations to reduce GHG, including the imposition of fees or taxes, could adversely impact our operations and financial condition. Oil and natural gas exploration and production may decline as a result of environmental requirements, including heightened air emission regulation or land use policies responsive to environmental concerns. State, national, and international governments and agencies in areas in which we conduct business continue to evaluate, and in some instances adopt, climate-related legislation and other regulatory initiatives that limit GHG emissions and/or subsidize alternative energy sources.

The trend of increased environmental regulation is not linear and can fluctuate depending on the administration and jurisdiction, even within the same country. We cannot foresee the potential impact and unintended consequences that future executive actions or the changes in enforcement of existing laws, rules, and orders may have on our business. Though we are closely following developments in this area and changes in the regulatory landscape in the United States and other jurisdictions, we cannot predict with precision or quantify how or when challenges may arise and ultimately impact our business.

Laws and regulations in some jurisdictions, for example, the EU Corporate Sustainability Reporting Directive (“CSRD”) and the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, impose obligations in future years to report GHG emissions, although the exact effective dates for such laws and regulations often change due to litigation and further regulatory processes. Calculation of some GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations. Accordingly, the EU CSRD, California regulations and other similar regulations give rise to litigation risk concerning the required disclosures. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements related to mitigation of air emissions as well as GHG controls and climate change, including incentives to conserve energy or use alternative energy sources, may reduce demand for oil and natural gas and could have a negative impact on our business. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of carbon dioxide. The efforts we have taken, and may undertake in the future, to respond to these evolving or new regulations and to environmental initiatives of customers, investors, and others may increase our costs. These and other environmental requirements could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

In addition to regulatory risks, increased advocacy related to ESG issues generally, and on climate change and GHG emissions in particular, may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. For example, a number of our customers have been sued in state and federal court in the U.S. and international courts by plaintiffs seeking to impose liability on such customers for their alleged contribution to climate change or failure to adequately warn the public of alleged risks associated with fossil fuels, and while this litigation has not generally been brought against companies like us within oilfield services, we cannot foreclose the possibility that this type of litigation may trend in that direction. Further, our investors, customers, and other stakeholders have increased their focus on sustainability and the energy transition. Negative perceptions of the oil and natural gas industry and promotion of alternative energy sources can negatively impact demand for our products and the price of our stock. Additionally, we may suffer reputational harm if we do not adequately identify or manage ESG-related risks or if there are negative perceptions of our response to ESG issues. We may also incur increased costs as a result of our efforts to address ESG issues important to our stakeholders, including providing expanded reporting on ESG issues, which may impact our financial condition or results of operations. Public reporting on ESG issues has been increasingly subject to scrutiny by regulators, investors and the public. Any actual or perceived “greenwashing”—defined generally as the misrepresentation or exaggeration of ESG or sustainability practices or commitments not adequately supported by measurable actions or outcomes—could result in reputational harm and legal liability, including regulatory enforcement actions, investor lawsuits and consumer claims under securities and consumer protection laws.

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

A growing number of nations are requiring equipment providers and contractors to meet local content requirements or other local standards. To meet many of these local content and other requirements, we are required to attract and retain qualified local personnel or engage in other business arrangements with local entities. If we are unable to do so because the supply of qualified local personnel is constrained for any reason, the growth and profitability of our business may be adversely affected. In addition, our ability to work in certain jurisdictions is sometimes subject to our ability to successfully negotiate and agree upon acceptable joint venture agreements and other agreements. The failure to reach acceptable agreements could adversely impact the Company’s operations in certain countries. Additionally, we may share control of joint ventures with unaffiliated third parties. Differences in views, and disagreements, among joint venture parties may result in delayed decision-making and disputes on important issues. In some instances, we could suffer a material adverse effect to the results of our joint ventures and our consolidated results of operations.

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

The shipment of goods, services, and technology across international borders subjects us to extensive trade laws and regulations. Our import and export activities may be governed in part or in whole by the trade law, customs law, and other laws and regulations in the countries in which we operate. Moreover, many countries, including the United States, control the export, re-export, and in-country transfer of certain goods, services, and technology and impose related export recordkeeping and reporting obligations. Governments also impose economic sanctions against certain countries, persons, and entities that can restrict or prohibit transactions involving such countries, persons, and entities. This in turn can restrict, limit or prevent our conduct of business in certain jurisdictions. For our operations outside the United States, we are required to comply with applicable United States laws and other applicable international regulations. Because we have legal entities, facilities and citizens from many jurisdictions, our operations and people may be subject to laws and regulations issued by different sovereigns. Sometimes these laws conflict and impose inconsistent obligations on citizens from the different jurisdictions in which we operate giving rise to complicated compliance issues.

In 2014, the United States, the European Union and other governmental bodies imposed sectoral sanctions directed at Russia’s oil and gas industry. Among other things, these sanctions restricted the provision of certain United States and European Union goods, services, and technology in support of exploration or production for deep water, Arctic offshore, or shale projects that have the potential to produce oil in Russia. At the time, these sanctions resulted in our winding down and ending work on certain projects in Russia and prevented us from pursuing certain other projects in Russia. The U.S. Government has imposed additional sanctions against Russia, Russia’s oil and gas industry, and certain Russian companies since that time.

As a result of armed conflict in Ukraine, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests, which included controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia, as well as restrictions on doing business with certain Russian customers, certain financial institutions, and certain individuals and undertaking new investments and business activities in Russia. The situation is complicated by actual and potential governmental and legal actions taken by the Russian Federation in response to the sanctions, which could expose our employees to adverse legal consequences in Russia, including potential criminal penalties. In response to these sanctions, we ceased new investments in Russia and have curtailed our activities in Russia. During the third quarter of 2022, we entered into an agreement to sell our business in Russia. The sale remains subject to various government approvals in Russia and other jurisdictions.

During the first quarter of 2025, the U.S. enacted additional sanctions on Russian operations which further restricted our control of the activities within our Russian operations and resulted in the deconsolidation of our Russian subsidiaries. Litigation may result from the confluence of these events in Russia and our response to the various sanctions as we work to comply with applicable laws and regulations. We also may incur severance costs as a result of conditions in Russia if we are unable to obtain government approval of the agreement to sell our business in Russia. As a consequence of the conflict in Ukraine and related sanctions on activities related to Russia and Belarus, we recorded impairment and other charges of $5 million for the year ended December 31, 2025 due to the deconsolidation of Russian subsidiaries. We did not record impairment or other charges for the year ended December 31, 2024.

In addition to customs laws, trade regulations and sanctions, our operations in countries outside the United States are subject to anti-corruption laws. For example, we comply with the FCPA, which prohibits United States companies and their agents and employees from improperly providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities create the risk of unauthorized payments or offers of payments by our employees, agents, or joint venture partners that could be in violation of anti-corruption laws, even though some of these parties are not subject to our control. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures, and programs will always protect us from reckless or criminal acts committed by our employees or agents. We are also subject to the risks that our employees, joint venture partners, sales representatives, distributors, and other participants in our sales channels outside of the United States may fail to comply with other applicable laws. Allegations of violations of applicable anti-corruption laws have resulted and may in the future result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

ITEM 2. PROPERTIES

The Company owned or leased approximately 503 facilities worldwide as of December 31, 2025, including the following principal manufacturing, service, distribution and administrative facilities:

Owned /
Location	Description	Leased
Energy Products and Services:
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “NOV”. As of February 6, 2026, there were 1,256 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

Cash dividends declared and paid were $0.075 per share in each quarter of 2025 and a supplemental dividend of $0.21 per share was declared and paid in the second quarter of 2025, totaling $190 million cash dividends declared and paid for the year ended December 31, 2025. For the year ended December 31, 2024, cash dividends declared and paid was $0.05 per share in the first quarter, and $0.075 per share in each of the remaining quarters, totaling $108 million. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, future outlook and other factors deemed relevant by the Company’s Board of Directors.

The information relating to our equity compensation plans required by Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained herein.

PERFORMANCE GRAPH

The graph below compares the cumulative total shareholder return on our common stock to the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. The total shareholder return assumes $100 invested on December 31, 2020 in NOV Inc., the S&P 500 Index, the S&P Oil & Gas Equipment & Services Index, the PHLX Oil Service Index, and the S&P Oil & Gas Equipment Index. It also assumes reinvestment of all dividends. The results shown in the graph below are not necessarily indicative of future performance.

	12/20	12/21	12/22	12/23	12/24	12/25
NOV Inc.	100.00	99.09	154.31	151.46	110.87	123.36
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Oil & Gas Equipment & Services	100.00	127.56	210.24	214.06	186.98	200.63
PHLX Oil Service Sector	100.00	120.74	194.98	198.71	175.53	181.73
S&P Oil & Gas Equipment Select Industry	100.00	112.24	182.41	195.34	185.27	196.44

This information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 through October 31, 2025	1,752,897	$13.10	1,752,897	517,796,332
November 1 through November 30, 2025	1,286,728	15.07	1,286,728	498,401,879
December 1 through December 31, 2025	2,675,977	15.77	2,675,977	456,193,440
Total	5,715,602	$14.80	5,715,602

(1) On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company is a leading independent provider of equipment and technology to the upstream oil and gas industry. With operations in approximately 503 locations across six continents, NOV designs, manufactures and services a comprehensive line of drilling, well servicing and offshore production and construction equipment; sells and rents drilling motors, specialized downhole tools, and rig instrumentation; performs inspection and internal coating of oilfield tubular products; provides drill cuttings separation, management and disposal systems and services; and provides expendables and spare parts used in conjunction with the Company’s large installed base of equipment. NOV also manufactures coiled tubing, high-pressure fiberglass tubing, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. More recently, by applying its deep knowledge in technology, the Company has helped advance solutions supporting alternative forms of energy. The Company has a long tradition of pioneering innovations which improve the cost-effectiveness, efficiency, safety, and environmental impact of oil and gas operations.

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

Unless indicated otherwise, results of operations are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior year financial statements to conform with the 2025 presentation. The Company discloses Adjusted Operating Profit (defined as Operating Profit excluding gains and losses on sales of fixed assets, and, when applicable, pre-tax Other Items (as defined below under “Executive Summary”)) and Adjusted EBITDA (defined as Operating Profit excluding depreciation, amortization, gains and losses on sales of fixed assets, and, when applicable, pre-tax Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See Non-GAAP Financial Measures and Reconciliations in Results of Operations for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

Operating Environment Overview

NOV’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

				% increase (decrease)
				2025 v	2025 v
	2025*	2024*	2023*	2024	2023
Active Drilling Rigs:
U.S.	562	600	689	(6.3)%	(18.4)%
Canada	177	188	177	(5.9)%	—%
International	1,082	1,162	948	(6.9)%	14.1%
Worldwide	1,821	1,950	1,814	(6.6)%	0.4%
West Texas Intermediate Crude Prices (per barrel)	$65.46	$76.55	$77.64	(14.5)%	(15.7)%
Natural Gas Prices ($/mmbtu)	$3.53	$2.19	$2.54	61.2%	39.0%

* Averages for the years indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the past nine quarters ended December 31, 2025 on a quarterly basis. During the third quarter of 2025, Baker Hughes updated its methodology for calculating rig counts in the Kingdom of Saudi Arabia effective for periods beginning January 2024. Prior-period international rig count data has been restated to reflect this change.

Industry Trends

Rig Counts and Oil Prices

Total Number of Rigs
2,000
1,750
1,500
1,250
1,000
750
500
250
-
West Texas Int. (Price per Barrel)
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00

	4Q23	1Q24	2Q24	3Q24	4Q24	1Q25	2Q25	3Q25	4Q25
Total Rigs	1,769	2,017	1,918	1,946	1,912	1,902	1,778	1,798	1,799
Canada	182	209	137	209	195	216	129	178	185
US	622	623	602	586	586	588	571	540	548
International	965	1,185	1,179	1,151	1,131	1,098	1,078	1,080	1,066
W. TX Int. ($)	$78.41	$77.56	$81.71	$76.24	$70.69	$71.84	$64.63	$65.74	$59.64

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price, Natural Gas Price: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The average price per barrel of West Texas Intermediate Crude was $65.46 in 2025, a decrease of 14.5% over the average price for 2024 of $76.55 per barrel. The average natural gas price in 2025 was $3.53 per mmbtu, an increase of 61.2% compared to the 2024 average of $2.19 per mmbtu. Average rig activity worldwide a decrease of 6.6% for the full-year in 2025 compared to 2024. The average crude oil price for the fourth quarter of 2025 was $59.64 per barrel, and natural gas was $3.75 per mmbtu.

As of February 6, 2026, there were 779 rigs actively drilling in North America, comprised of U.S. and Canada, compared to the fourth quarter of 2025 average of 733 rigs, an increase of 6 percent. The price for West Texas Intermediate Crude Oil was $63.55 per barrel at February 6, 2026, an increase of 7 percent from the fourth quarter of 2025 average. The price for natural gas was $3.42 per mmbtu at February 6, 2026, a decrease of 9 percent from the fourth quarter of 2025 average.

EXECUTIVE SUMMARY

NOV generated revenue of $8.74 billion in 2025, a 1% decline from prior year despite a 7% decrease in global activity levels due to increased demand for offshore capital equipment.

For the year ended December 31, 2025, the Company reported net income attributable to the Company of $145 million, a decrease of $490 million from 2024, reflecting lower levels of operating profit, a higher effective tax rate from valuation allowances on deferred tax assets, and a higher mix of foreign earnings. Operating profit was $494 million and adjusted operating profit was $674 million, compared to operating profit of $876 million and adjusted operating profit of $767 million in the prior year. Adjusted EBITDA decreased $81 million to $1.03 billion, or 11.8 percent of sales for the full-year 2025.

For the fourth quarter ended December 31, 2025, revenue was $2.28 billion, a decrease of 1 percent compared to the fourth quarter of 2024. Net income decreased $238 million, or $0.62 per diluted share, year-over-year from $160 million, primarily due to a higher effective tax rate from valuation allowances on deferred tax assets, a higher mix of foreign earnings, and an increase in pre-tax Other Items. Operating profit was $92 million and adjusted operating profit was $177 million, compared to operating profit of $207 million and adjusted operating profit of $214 million in the fourth quarter of 2024. Adjusted EBITDA decreased $35 million year-over-year to $267 million, or 11.7 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $989 million in the fourth quarter of 2025, a decrease of 7 percent from the fourth quarter of 2024. Operating profit decreased $39 million from the prior year to $73 million, or 7.4 percent of sales, and included $7 million in pre-tax Other Items. Adjusted EBITDA decreased $33 million from the prior year to $140 million, or 14.2 percent of sales. Lower revenues reflected reduced global activity, partially offset by market share gains. Profitability was further impacted by increased tariffs and inflationary pressures.

Energy Equipment

Energy Equipment generated revenues of $1.33 billion in the fourth quarter of 2025, an increase of 4 percent from the fourth quarter of 2024. Operating profit decreased $45 million from the prior year to $107 million, or 8.0 percent of sales, and included $46 million in pre-tax Other Items. Adjusted EBITDA decreased $5 million from the prior year to $180 million, or 13.5 percent of sales. Revenues benefited from strong execution on backlog, while lower demand for aftermarket spare parts and services led to a less favorable sales mix.

New orders booked during the quarter totaled $532 million, a decrease of $225 million when compared to the $757 million of new orders booked during the fourth quarter of 2024. Orders shipped from backlog were $728 million, representing a book-to-bill of 73 percent, compared to the $628 million orders shipped and a 121 percent book-to-bill for the fourth quarter of 2024. As of December 31, 2025, backlog for capital equipment orders for Energy Equipment totaled $4.34 billion, a decrease of $93 million from $4.43 billion in fourth quarter of 2024.

Oil & Gas Equipment and Services Market and Outlook

Macroeconomic uncertainties remain elevated due to geopolitical events, changes to trade policies, and the decision by OPEC+ to return larger than anticipated quantities of oil to the market. These factors are raising concerns for both supply and demand related challenges to global commodity markets, resulting in lower oil prices, significant market volatility, and greater uncertainty.

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

Results of Operations

The following table summarizes the Company’s revenue, operating profit, and adjusted operating profit by operating segment (in millions):

	Year Ended December 31,			% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenue:
Energy Products and Services	$3,977	$4,130	$4,077	(3.7)%	1.3%
Energy Equipment	4,934	4,888	4,669	0.9%	4.7%
Eliminations	(167)	(148)	(163)	12.8%	(9.2)%
Total revenue	$8,744	$8,870	$8,583	(1.4)%	3.3%
Operating profit:
Energy Products and Services	$277	$475	$507	(41.7)%	(6.3)%
Energy Equipment	493	608	371	(18.9)%	63.9%
Eliminations and corporate costs	(276)	(207)	(227)	33.3%	(8.8)%
Total operating profit	$494	$876	$651	(43.6)%	34.6%
Operating profit %:
Energy Products and Services	7.0%	11.5%	12.4%
Energy Equipment	10.0%	12.4%	7.9%
Total operating profit %	5.6%	9.9%	7.6%
Adjusted operating profit:
Energy Products and Services	$333	$482	$560	(30.9)%	(13.9)%
Energy Equipment	568	490	357	15.9%	37.3%
Eliminations and corporate costs	(227)	(205)	(215)	10.7%	(4.7)%
Total adjusted operating profit	$674	$767	$702	(12.1)%	9.3%
Adjusted operating profit %:
Energy Products and Services	8.4%	11.7%	13.7%
Energy Equipment	11.5%	10.0%	7.6%
Total adjusted operating profit %	7.7%	8.6%	8.2%

Years Ended December 31, 2025 and December 31, 2024

Energy Products and Services

Revenue from Energy Products and Services for the year ended December 31, 2025 was $3.98 billion, a decrease of $153 million, or 4 percent, compared to the year ended December 31, 2024. International revenue decreased 13 percent consistent with the decrease in international rig count, while North American revenue increased 4 percent on higher service and rental activity due to accelerating market adoption of newer performance technologies.

Operating profit from Energy Products and Services was $277 million for the year ended December 31, 2025, a decrease of $198 million compared to the year ended December 31, 2024. Operating profit percentage for 2025 was 7.0 percent compared to an operating profit percentage of 11.5 percent in 2024. The decrease in profitability was due to a less favorable sales mix, tariffs and other inflationary pressures experienced throughout the year, and an increase in pre-tax Other Items compared to prior year.

Pre-tax Other Items included in operating profit for Energy Products and Services were $59 million for the year ended December 31, 2025 and $7 million for the year ended December 31, 2024. Pre-tax Other Items in the current year were primarily due to timing related discounts on royalty receivables currently in litigation (see Note 14 to the Consolidated Financial Statements for further discussion), charges incurred for the write-down of certain inventory associated with facility closures and discontinued product lines, and severance charges associated with facility consolidations.

Energy Equipment

Revenue from Energy Equipment for the year ended December 31, 2025 was $4.93 billion, an increase of $46 million, or 1 percent, compared to the year ended December 31, 2024. The increase in revenue is attributable to higher sales in international offshore markets despite the decrease in rig count. Revenue improved from international sales by 4 percent and offshore sales increased by 9 percent for the year ended December 31, 2025, when compared to the prior year, as a result of strong execution on backlog. The increases in international and offshore sales, were offset by decline in sales of aftermarket parts and services.

Operating profit from Energy Equipment was $493 million for the year ended December 31, 2025, a decrease of $115 million compared to the year ended December 31, 2024. Operating profit percentage for 2025 was 10.0 percent compared to operating profit percentage of 12.4 percent in 2024. The decrease in profitability for the year ended December 31, 2025, was primarily due to the $130 million gain from the divestiture of the segment’s Pole Products business in the second quarter of 2024 partially offset by strong execution in the current year on the segment’s capital equipment backlog.

Pre-tax Other Items included in operating profit for Energy Equipment were $79 million for the year ended December 31, 2025 and a net credit of $118 million for the year ended December 31, 2024. Pre-tax Other Items in the current year were primarily related to goodwill and long-lived asset impairments, severance, and facility closure costs.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for longer-term major components or a construction project. The capital equipment backlog was $4.34 billion at December 31, 2025, a decrease of $93 million, or 2 percent, from backlog of $4.43 billion at December 31, 2024. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders and supplier accelerations or delays), the Company reasonably expects approximately 49 percent of backlog to become revenue during 2026 and the remainder thereafter. At December 31, 2025, approximately 58 percent of the capital equipment backlog was for offshore products and approximately 94 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $276 million for the year ended December 31, 2025 compared to $207 million for the year ended December 31, 2024.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations increased 7 percent when compared to 2024 on higher activity, while corporate costs increased 51 percent. Corporate costs included $45 million in pre-tax Other Items for the year ended December 31, 2025, compared to $2 million in the prior year. Pre-tax Other Items in the current year primarily related to non-recurring charges for impairment of long-lived assets and the deconsolidation of our Russian subsidiaries.

Interest and financial costs and Interest income

Interest and financial costs were $88 million for the year ended December 31, 2025 compared to $91 million for the year ended December 31, 2024. The decrease in interest and financial costs were primarily due to debt borrowings on the revolving credit facility in the prior year.

Interest income was $51 million for the year ended December 31, 2025 compared to $38 million for the year ended December 31, 2024. The increase was primarily related to interest earned on larger cash balances and tax refunds in the current year compared to prior year.

Equity income (loss) in unconsolidated affiliates

Equity income (loss) in unconsolidated affiliates was $(16) million for the year ended December 31, 2025 compared to $36 million for the year ended December 31, 2024. Sales for our largest investment in unconsolidated affiliates declined 30 percent compared to prior year. The decline in sales is primarily due to pricing pressures and lower volume for oil country tubular goods, as well as higher cost for labor and materials, which led to lower profitability year-over-year.

Other expense, net

Other expense, net was $66 million for the year ended December 31, 2025 compared to $28 million for the year ended December 31, 2024. The increased in expense was primarily due to larger foreign currency fluctuations in the current year affecting multiple currencies.

Provision for income taxes

The effective tax rate for the year ended December 31, 2025 was 59.7 percent, compared to 23.6 percent for 2024. For 2025, the effective tax rate was negatively impacted by the establishment of additional valuation allowances for foreign tax credit carryforwards and losses in certain jurisdictions, an unfavorable earnings mix including withholding taxes in higher tax rate jurisdictions, and the impairment of nondeductible goodwill, partially offset by the release of reserves for unrecognized tax benefits. For 2024 the effective tax rate was negatively impacted by increased withholding taxes, nondeductible expenses, and losses in certain jurisdictions with no tax benefit, partially offset by a lower rate of U.S. tax on global intangible low-taxed income (GILTI) and the deduction of foreign-derived intangible income (FDII) and the release of valuation allowances in certain jurisdictions as a result of improving forecasted taxable income and availability of net operating losses.

Results of Operations in 2024 Compared to 2023

Information related to the comparison of our operating results between the years 2024 and 2023 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K filed with the SEC and is incorporated by reference into this annual report on Form 10-K.

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

The Company defines Adjusted Operating Profit as Operating Profit excluding gains and losses on sales of fixed assets, and, when applicable, pre-tax Other Items. The Company defines Adjusted EBITDA as Operating Profit excluding depreciation, amortization, gains and losses on sales of fixed assets, and, when applicable, pre-tax Other Items. Adjusted Operating Profit % is a ratio showing Adjusted Operating Profit as a percentage of sales and Adjusted EBITDA % is a ratio showing Adjusted EBITDA as a percentage of sales. Management believes this is important information to provide because it is used by management to evaluate the Company’s operational performance and trends between periods and manage the business. Management also believes this information may be useful to investors and analysts to gain a better understanding of the Company’s results of ongoing operations. Adjusted Operating Profit, Adjusted Operating Profit %, Adjusted EBITDA, and Adjusted EBITDA % are not intended to replace GAAP financial measures, such as Net Income and Operating Profit %.

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

Pre-tax Other Items consist of charges and credits related to (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2025	2024	2025	2025	2024
Pre-tax Other Items by category:
Goodwill and long-lived asset impairment	$70	$—	$—	$70	$—
Royalty timing discount	—	—	24	24	—
Business divestiture	—	1	—	—	(130)
Severance, facility closures and other restructuring activities	16	6	41	89	21
Total pre-tax Other Items	$86	$7	$65	$183	$(109)

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measures (in millions):

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2025	2024	2025	2025	2024
Operating profit:
Energy Products and Services	$73	$112	$38	$277	$475
Energy Equipment	107	152	130	493	608
Eliminations and corporate costs	(88)	(57)	(61)	(276)	(207)
Total operating profit	$92	$207	$107	$494	$876

Operating profit %:
Energy Products and Services	7.4%	10.6%	3.9%	7.0%	11.5%
Energy Equipment	8.0%	11.8%	10.4%	10.0%	12.4%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	4.0%	9.0%	4.9%	5.6%	9.9%

Pre-tax Other Items, net:
Energy Products and Services	$7	$3	$41	$59	$7
Energy Equipment	46	4	21	79	(118)
Corporate	33	—	3	45	2
Total pre-tax Other Items	$86	$7	$65	$183	$(109)

(Gain) loss on sales of fixed assets
Energy Products and Services	$1	$—	$(2)	$(3)	$—
Energy Equipment	(2)	—	(1)	(4)	—
Corporate	—	—	—	4	—
Total (gain) loss on sales of fixed assets	$(1)	$—	$(3)	$(3)	$—

Adjusted operating profit:
Energy Products and Services	$81	$115	$77	$333	$482
Energy Equipment	151	156	150	568	490
Eliminations and corporate costs	(55)	(57)	(58)	(227)	(205)
Adjusted operating profit	$177	$214	$169	$674	$767

Depreciation & amortization:
Energy Products and Services	$59	$58	$58	$233	$221
Energy Equipment	29	29	30	115	115
Corporate	2	1	1	7	7
Total depreciation & amortization	$90	$88	$89	$355	$343

Adjusted EBITDA:
Energy Products and Services	$140	$173	$135	$566	$703
Energy Equipment	180	185	180	683	605
Eliminations and corporate costs	(53)	(56)	(57)	(220)	(198)
Total Adjusted EBITDA	$267	$302	$258	$1,029	$1,110

Adjusted EBITDA %:
Energy Products and Services	14.2%	16.3%	13.9%	14.2%	17.0%
Energy Equipment	13.5%	14.4%	14.4%	13.8%	12.4%
Eliminations and corporate costs	—	—	—	—	—
Total Adjusted EBITDA %	11.7%	13.1%	11.9%	11.8%	12.5%

	Three Months Ended			Year Ended
	December 31,		September 30,	December 31,
	2025	2024	2025	2025	2024
Reconciliation of Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$(78)	$160	$42	$145	$635
Noncontrolling interests	(3)	1	2	6	—
Provision for income taxes	147	38	29	224	196
Interest expense	22	24	22	88	91
Interest income	(19)	(11)	(11)	(51)	(38)
Equity (income) loss in unconsolidated affiliates	6	1	11	16	(36)
Other (income) expense, net	17	(6)	12	66	28
(Gain) loss on sales of fixed assets	(1)	—	(3)	(3)	—
Depreciation and amortization	90	88	89	355	343
Pre-tax Other Items, net	86	7	65	183	(109)
Total Adjusted EBITDA	$267	$302	$258	$1,029	$1,110

Liquidity and Capital Resources

Overview

At December 31, 2025, the Company had cash and cash equivalents of $1,552 million, and total debt of $1,718 million. At December 31, 2024, cash and cash equivalents were $1,230 million and total debt was $1,740 million. As of December 31, 2025, approximately $888 million of the $1,552 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash, if repatriated to the U.S., could be subject to foreign withholding taxes and incremental U.S. taxation. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a five-year unsecured revolving credit facility with a borrowing capacity of $1.5 billion, which matures on September 12, 2029. The Company has the right to increase the aggregate commitments under this new agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of December 31, 2025, the Company was in compliance with this covenant, with a debt-to-capitalization ratio of 23.8% and had no outstanding borrowing or letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2025, the joint venture was in compliance, and will not have future borrowings on the line of credit. As of December 31, 2025, the Company has a carrying value of $84 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

The Company’s outstanding debt at December 31, 2025 consisted primarily of $1,092 million in 3.95% Senior Notes, $497 million in 3.60% Senior Notes, and other debt of $129 million. The Company was in compliance with all covenants at December 31, 2025. Long-term lease liabilities totaled $521 million at December 31, 2025.

The Company had $946 million of outstanding letters of credit at December 31, 2025, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,251	$1,304	$143
Net cash used in investing activities	(362)	(471)	(293)
Net cash used in financing activities	(584)	(406)	(103)

Significant uses and sources of cash during 2025:

•
Cash flows provided by operating activities were $1.25 billion, primarily driven by profitability and changes in the primary components of our working capital (inventories, contract assets and liabilities, receivables, and accounts payable).
•
Capital expenditures were $375 million.
•
Dividend payments to our shareholders were $190 million.
•
Share repurchases were $315 million.

Other

The effect of the change in exchange rates on cash was an increase of $17 million for the year ended December 31, 2025, a decrease of $13 million for the year ended December 31, 2024, and no change for the year ended December 31, 2023.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, working capital needs, capital expenditure requirements, dividends and financing obligations for the foreseeable future.

During the year ended December 31, 2025, the Company repurchased 22.8 million shares of common stock under its share repurchase program for an aggregate amount of $315 million. During the year ended December 31, 2024, the Company repurchased 14.2 million shares of common stock under the program for an aggregate amount of $229 million. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flows from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of quarterly base dividends, stock buybacks, and if needed, an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

As of December 31, 2025, the Company had $56 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and international tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. For further information related to unrecognized tax benefits, see Note 15 to the Consolidated Financial Statements.

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

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $5 million and $19 million for the years ended December 31, 2025 and 2024, respectively, primarily due to change orders.

Goodwill

Goodwill represents the excess of acquisition price paid over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The Company has approximately $1.6 billion of goodwill as of December 31, 2025. Generally accepted accounting principles require the Company to test goodwill for impairment at least annually or more frequently whenever events or circumstances indicate that goodwill might be impaired. Events or circumstances which could indicate a potential impairment include (but are not limited to): a significant sustained reduction in worldwide oil and gas prices or drilling; a significant sustained reduction in profitability or cash flow of oil and gas companies or drilling contractors; a significant sustained reduction in the market capitalization of the Company; a significant sustained reduction in capital investment by drilling companies and oil and gas companies; and a significant sustained increase in worldwide inventories of oil or gas.

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

For the year ended December 31, 2025, the Company elected to bypass the qualitative assessment and proceed directly to a quantitative impairment test for each reporting unit. When the Company performs a quantitative assessment, it estimates the fair value of its reporting units using a discounted cash flow analysis. The discounted cash flow is based on management’s forecast of operating performance for each reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flows from operations from each of the Company’s individual reporting units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flows from operations is the detailed annual plan or updated forecast. Cash flows beyond the specific operating plans were estimated using a terminal value calculation, which incorporated historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend.

Based on the results of the quantitative assessment performed as of October 1, 2025, the Company recorded $40 million in impairment charges to goodwill related to our Renewables reporting unit during the year ended December 31, 2025. See Note 6 to the Consolidated Financial Statements for further discussion.

Inventory Reserves

Inventory is carried at the lower of cost or estimated net realizable value using the first-in, first-out or average cost methods. Inventories consist of raw materials and supplies, work-in-process and finished goods and purchased products. The Company reviews historical usage of inventory on-hand, assumptions about future demand and market conditions, current cost and estimates about potential alternative uses, which are limited, to estimate net realizable value. The Company’s estimated carrying value of inventory depends upon demand largely driven by levels of oil and gas well drilling and remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability and governmental regulation in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors.

During 2025, 2024, and 2023 we recorded inventory provision charges to inventory reserves of $36 million, $31 million, and $28 million, respectively. At December 31, 2025 and 2024, inventory reserves totaled $261 and $286 million, or 12.7% and 12.9% of gross inventory, respectively.

The Company has continued to invest in developing and advancing products and technologies, contributing to the obsolescence of certain older products in a dramatically-shifted and more highly-competitive recovering market, but also ensuring that the portfolio of products and services offered by the Company will meet customer needs in 2026 and beyond.

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

The Company increased the valuation allowance during 2025 from $266 million to $352 million to reflect its assessment that additional United States foreign tax credits carryforwards as well as deferred tax assets in certain other jurisdictions were not more likely than not to be realized. Income tax expense recorded in the future will be reduced to the extent of any decreases in the Company’s valuation allowances. The realization of remaining deferred tax assets is primarily dependent on future taxable income. Any reduction in future taxable income, including but not limited to any future restructuring activities, may require that the Company record an additional valuation allowance against deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on future earnings.

Recently Issued and Recently Adopted Accounting Standards

See Note 2 to the Consolidated Financial Statements for further discussion on recently issued and recently adopted accounting standards.

Cautionary Note Regarding Forward–Looking Statements

This document contains, or has incorporated by reference, statements that are not historical facts, including estimates, projections, and statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements often contain words such as “may,” “can,” “likely,” “believe,” “plan,” “predict,” “potential,” “will,” “intend,” “think,” “should,” “expect,” “anticipate,” “estimate,” “forecast,” “expectation,” “goal,” “outlook,” “projected,” “projections,” “target,” and other similar words, although some such statements are expressed differently. Other oral or written statements we release to the public may also contain forward-looking statements. Forward-looking statements involve risk and uncertainties and reflect our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in such forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, potential catastrophic events related to our operations, protection of intellectual property rights, compliance with laws, and worldwide economic activity, including matters related to recent Russian sanctions and changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements, as well as additional disclosures we make in our press releases and other securities filings. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. During the years ended December 31, 2025, 2024 and 2023, the Company reported foreign currency losses of $55 million, $19 million and $84 million, respectively. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $533 million and translation exposures totaling $341 million as of December 31, 2025. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $42 million and the translational exposures could affect Other Comprehensive Income by $34 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At December 31, 2025, borrowings consisted of $1,092 million in 3.95% Senior Notes, $497 million in 3.60% Senior Notes, and other debt of $129 million. There were no outstanding letters of credit issued under the credit facility resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $84 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for 30 days to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and a part of this report are financial statements and supplementary data listed in Item 15. “Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(i) Evaluation of disclosure controls and procedures

As required by SEC Rule 13a-15(b), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of our fiscal year ended December 31, 2025, with respect to compensation plans under which our common stock may be issued:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for equity
	exercise of warrants	outstanding	compensation plans (excluding
	and rights	rights	securities reflected in column (a)) (‘c’)
Plan Category	(a)	(b)	(1)
Equity compensation plans approved by security holders	14,918,885	$27.84	17,227,243
Equity compensation plans not approved by security holders	—	—	—
Total	14,918,885	$27.84	17,227,243

(1)
Shares could be issued through equity instruments other than stock options, warrants or rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

(2)
Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	85

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

10.2	NOV Inc. Long-Term Incentive Plan, as amended and restated (7)*

10.3	Form of Severance Agreement (Exhibit 10.2) (8)*

10.4	Form of Executive Employment Agreement (Exhibit 10.1) (9)*

10.5	NOV Inc. Executive Severance Plan and Form of Participation Agreement (Exhibit 10.16) (10)*

10.6	Form of Performance Award Agreement (2022) (Exhibit 10.2) (11)*

10.7	Form of Non-Employee Director Restricted Stock Unit Agreement (Exhibit 10.1) (12)*

10.8	Form of Performance Award Agreement (2023) (Exhibit 10.1) (13)*

10.9	Form of Performance Award Agreement (2024) (Exhibit 10.3) (14)*

10.10	Form of Restricted Stock Unit Agreement (Exhibit 10.1) (15)

10.11	Form of Performance Award Agreement (2025) (Exhibit 10.2) (15)

10.12	Form of Employee Nonqualified Stock Option Agreement (Exhibit 10.3) (15)

10.13	NOV Inc. Retirement Policy for Equity Awards (Exhibit 10.1) (16)*

10.14	Form of Indemnification Agreement (Exhibit 10.1) (1)*

10.15	Single Premium Guaranteed Annuity Contract Purchase Agreement, dated February 14, 2023 (Exhibit 10.1) (17)*

19	NOV Policy on Insider Trading (Exhibit 19) (10)

21.1	Subsidiaries of the Registrant (18)

23.1	Consent of Ernst & Young LLP (18)

24.1	Power of Attorney (included on signature page hereto) (18)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (18)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended (18)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act (18)

97	Compensation Recovery Policy (10)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
(7)
Filed as Appendix I to our Proxy Statement filed on April 9, 2025.
(8)
Filed as an Exhibit to our Current Report on Form 8-K filed on November 24, 2014.
(9)
Filed as an Exhibit to our Current Report on Form 8-K filed on December 4, 2023.
(10)
Filed as an Exhibit to our Annual Report on Form 10-K filed on February 14, 2025.
(11)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 22, 2022.
(12)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on July 28, 2022.
(13)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 27, 2023.
(14)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 26, 2024.
(15)
Filed as an Exhibit to our Quarterly Report on Form 10-Q filed on April 29, 2025.

(16)
Filed as an Exhibit to our Current Report on Form 8-K filed on July 12, 2022.
(17)
Filed as an Exhibit to our Current Report on Form 8-K filed on February 21, 2023.
(18)
Filed with this Form 10-K.
(19)
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

NOV INC.

Dated: February 12, 2026	By:	/s/ Jose A. Bayardo
Jose A. Bayardo
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing, constitutes and appoints Jose A. Bayardo and Rodney C. Reed, and each of them acting alone, his/her true and lawful attorney-in-fact and agent, with full power of substitution, for him/her and in his/her name, place and stead, in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JOSE A. BAYARDO Jose A. Bayardo	Chairman, President and Chief Executive Officer	February 12, 2026

/s/ RODNEY C. REED Rodney C. Reed	Senior Vice President and Chief Financial Officer	February 12, 2026

/s/ CHRISTY H. NOVAK Christy H. Novak	Vice President, Corporate Controller and Chief Accounting Officer	February 12, 2026

/s/ MARCELA E. DONADIO	Director	February 12, 2026
Marcela E. Donadio

/s/ BEN A. GUILL	Director	February 12, 2026
Ben A. Guill

/s/ DAVID D. HARRISON	Director	February 12, 2026
David D. Harrison

/s/ CHRISTIAN S. KENDALL	Director	February 12, 2026
Christian S. Kendall

/s/ PATRICIA MARTINEZ	Director	February 12, 2026
Patricia Martinez

/s/ PATRICIA B. MELCHER	Director	February 12, 2026
Patricia B. Melcher

/s/ WILLIAM R. THOMAS	Director	February 12, 2026
William R. Thomas

/s/ ROBERT S. WELBORN	Director	February 12, 2026
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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

/s/ Jose A. Bayardo
Jose A. Bayardo
Chairman, President and Chief Executive Officer

/s/ Rodney C. Reed
Rodney C. Reed
Senior Vice President and Chief Financial Officer

Houston, Texas

February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NOV Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NOV Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 12, 2026, expressed an unqualified opinion thereon.

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

February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NOV Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NOV Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2026, expressed an unqualified opinion thereon.

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

Valuation of goodwill
Description of the Matter

As discussed in Note 6 to the consolidated financial statements, based on the Company's annual impairment test, the excess of the estimated fair values of certain reporting units over their respective carrying amounts was less than 15%, and these reporting units had an aggregate goodwill balance of approximately $313 million as of December 31, 2025. Goodwill is evaluated by the Company for impairment at least annually, in the fourth quarter, unless there are indications of impairment at other points throughout the year. Goodwill is evaluated for impairment at the reporting unit.

Auditing management’s goodwill impairment test is complex and, with respect to one reporting unit with significant goodwill that did not have a fair value substantially in excess of its carrying value, as defined above, involved subjective auditor judgment and the involvement of a valuation specialist due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate for that reporting unit is sensitive to assumptions such as projected cash flows and weighted average cost of capital. These assumptions are sensitive to and affected by expected future market or economic conditions, and industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process, including management’s review controls over the significant assumptions described above as well as the underlying data used in the Company’s valuation models.

To test the estimated fair value of the one reporting unit with significant goodwill and a fair value that did not significantly exceed its carrying value, we performed audit procedures that included, among others, evaluating the Company’s valuation methodologies, testing the significant assumptions described above and testing the underlying data used by the Company in its analysis. We compared the projected cash flows to the Company’s historical cash flows and other available industry forecast information. We involved our valuation specialists to assist in reviewing the valuation methodology and testing certain significant assumptions. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we also tested management’s reconciliation of the fair value of the Company’s reporting units to its market capitalization.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1995, but we are unable to determine the specific year.

Houston, Texas

February 12, 2026

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,552	$1,230
Receivables, net	1,701	1,819
Inventories, net	1,799	1,932
Contract assets	596	577
Prepaid and other current assets	172	212
Total current assets	5,820	5,770
Property, plant and equipment, net	2,050	1,922
Lease right-of-use assets, operating	315	353
Lease right-of-use assets, financing	187	196
Deferred income taxes	358	413
Goodwill	1,582	1,630
Intangibles, net	455	508
Investment in unconsolidated affiliates	163	163
Other assets	361	406
Total assets	$11,291	$11,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831	$837
Accrued liabilities	822	861
Contract liabilities	565	492
Current portion of lease liabilities	101	102
Current portion of long-term debt	30	37
Accrued income taxes	57	18
Total current liabilities	2,406	2,347
Long-term debt	1,688	1,703
Lease liabilities	521	544
Deferred income taxes	93	56
Other liabilities	261	283
Total liabilities	4,969	4,933
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 360,803,354 and 381,549,541 shares issued and outstanding at December 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	8,361	8,625
Accumulated other comprehensive loss	(1,424)	(1,625)
Retained deficit	(673)	(628)
Total Company stockholders’ equity	6,268	6,376
Noncontrolling interests	54	52
Total stockholders’ equity	6,322	6,428
Total liabilities and stockholders’ equity	$11,291	$11,361

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Sales	$5,827	$5,830	$5,775
Services	1,954	1,991	1,789
Rental	963	1,049	1,019
Total	8,744	8,870	8,583
Cost of revenue
Sales	4,852	4,759	4,798
Services	1,528	1,543	1,367
Rental	597	558	585
Total	6,977	6,860	6,750
Gross profit	1,767	2,010	1,833
Selling, general and administrative	1,203	1,134	1,182
Goodwill and long-lived asset impairment	70	—	—
Operating profit	494	876	651
Interest and financial costs	(88)	(91)	(88)
Interest income	51	38	28
Equity income (loss) in unconsolidated affiliates	(16)	36	119
Other expense, net	(66)	(28)	(98)
Income before income taxes	375	831	612
Provision (benefit) for income taxes	224	196	(373)
Net income	151	635	985
Net income (loss) attributable to noncontrolling interests	6	—	(8)
Net income attributable to Company	$145	$635	$993
Net income attributable to Company per share:
Basic	$0.39	$1.62	$2.53
Diluted	$0.39	$1.60	$2.50
Cash dividends per share	$0.51	$0.275	$0.20
Weighted average shares outstanding:
Basic	372	392	393
Diluted	375	396	397

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$151	$635	$985
Other comprehensive income:
Currency translation adjustments	194	(137)	113
Change in derivative financial instruments, net of tax	12	(5)	(1)
Change in defined benefit plans, net of tax	(5)	10	(12)
Comprehensive income	352	503	1,085
Net income (loss) attributable to noncontrolling interests	6	—	(8)
Comprehensive income attributable to Company	$346	$503	$1,093

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$151	$635	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355	343	302
Goodwill and long-lived asset impairment	70	—	—
Deferred income taxes	93	49	(489)
Stock-based compensation	67	70	66
Equity (income) loss in unconsolidated affiliates	16	(36)	(119)
Dividend from unconsolidated affiliate	2	84	—
Gain on business divestiture	—	(130)	—
Other, net	88	74	(18)
Change in operating assets and liabilities, net of acquisitions:
Receivables	222	93	(269)
Inventories	97	270	(361)
Contract assets	(19)	162	(55)
Prepaid and other current assets	41	17	(40)
Accounts payable	(6)	(87)	(4)
Accrued liabilities	(48)	(51)	(116)
Contract liabilities	73	(42)	82
Income taxes payable	39	(5)	(6)
Other assets/liabilities, net	10	(142)	185
Net cash provided by operating activities	1,251	1,304	143
Cash flows from investing activities:
Purchases of property, plant and equipment	(375)	(351)	(283)
Business acquisitions, net of cash acquired	—	(298)	(22)
Business divestitures, net of cash disposed	—	176	—
Other, net	13	2	12
Net cash used in investing activities	(362)	(471)	(293)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	3	420	184
Payments against lines of credit and other debt	(26)	(431)	(192)
Financing leases	(28)	(28)	(23)
Cash dividends paid	(190)	(108)	(79)
Share repurchases	(315)	(229)	—
Other	(28)	(30)	7
Net cash used in financing activities	(584)	(406)	(103)
Effect of exchange rates on cash	17	(13)	—
Increase (decrease) in cash and cash equivalents	322	414	(253)
Cash and cash equivalents, beginning of period	1,230	816	1,069
Cash and cash equivalents, end of period	$1,552	$1,230	$816
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$85	$86	$85
Income taxes	$106	$161	$114

The accompanying notes are an integral part of these statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2022	393	$4	$8,754	$(1,593)	$(2,069)	$5,096	$38	$5,134
Net income	—	—	—	—	993	993	(8)	985
Other comprehensive income	—	—	—	100	—	100	—	100
Cash dividends, $0.20 per common share	—	—	—	—	(79)	(79)	—	(79)
Transactions with non-controlling interests	—	—	7	—	—	7	45	52
Stock-based compensation	—	—	66	—	—	66	—	66
Withholding taxes	2	—	—	—	—	—	—	—
Purchase of equity in non-controlling interest	(1)	—	(18)	—	—	(18)	—	(18)
Other	—	—	3	—	—	3	(1)	2
Balance at December 31, 2023	394	$4	$8,812	$(1,493)	$(1,155)	$6,168	$74	$6,242
Net income	—	—	—	—	635	635	—	635
Other comprehensive loss	—	—	—	(132)	—	(132)	—	(132)
Cash dividends, $0.275 per common share	—	—	—	—	(108)	(108)	—	(108)
Transactions with non-controlling interests	—	—	(16)	—	—	(16)	(21)	(37)
Stock-based compensation	—	—	70	—	—	70	—	70
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(15)	—	—	(15)	—	(15)
Share repurchases	(14)	—	(229)	—	—	(229)	—	(229)
Other	—	—	3	—	—	3	(1)	2
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428
Net income	—	—	—	—	145	145	6	151
Other comprehensive income	—	—	—	201	—	201	—	201
Cash dividends, $0.51 per common share	—	—	—	—	(190)	(190)	—	(190)
Transactions with non-controlling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	67	—	—	67	—	67
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(13)	—	—	(13)	—	(13)
Share repurchases	(23)	—	(315)	—	—	(315)	—	(315)
Other	—	—	(3)	—	—	(3)	1	(2)
Balance at December 31, 2025	361	$4	$8,361	$(1,424)	$(673)	$6,268	$54	$6,322

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

Basis of Consolidation

The accompanying Consolidated Financial Statements include the accounts of NOV Inc. and its consolidated subsidiaries. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2025 presentation. All significant intercompany transactions and balances have been eliminated in consolidation. Investments that are not wholly owned, but where we exercise control, are fully consolidated with the equity held by minority owners and their portion of net income (loss) reflected as noncontrolling interests in the accompanying consolidated financial statements. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method.

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

We recorded charges to inventory reserves of $36 million, $31 million, and $28 million for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, inventory reserves totaled $261 million and $286 million, or 12.7% and 12.9% of gross inventory, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major improvements that extend the lives of property and equipment are capitalized while minor replacements, maintenance and repairs are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of individual items. Depreciation expense was $300 million, $294 million, and $260 million for the years ended December 31, 2025, 2024 and 2023, respectively. The estimated useful lives of the major classes of property, plant and equipment are included in Note 5 to the Consolidated Financial Statements.

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

There were no acquisitions for the year ended December 31, 2025. The Company paid cash of $298 million and $22 million, net of cash acquired, for acquisitions for the years ended December 31, 2024 and 2023, respectively.

Foreign Currency

The functional currency for most of our foreign operations is the local currency. However, certain foreign operations, including our operations in Norway, use the U.S. dollar as the functional currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included in accumulated other comprehensive income (loss). Revenues and expenses are translated at average exchange rates in effect during the period. Accordingly, financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income. Net foreign currency transaction losses were $55 million, $19 million, and $84 million for the years ending December 31, 2025, 2024 and 2023, respectively, and are included in other expenses, net, in the accompanying Consolidated Statements of Income.

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

Estimating total revenue and cost at completion of long-term construction contracts is complex, subject to many variables and requires significant judgment. It is common for our long-term contracts to contain late delivery fees, work performance guarantees, and other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the most likely amount we expect to receive. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur, or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us. Net revenue recognized from performance obligations satisfied in previous periods was $5 million and $19 million for the years ended December 31, 2025 and 2024, respectively, primarily due to change orders.

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

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,775 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders and supplier accelerations or delays, the Company expects to recognize approximately $2,011 million in revenue for the remaining performance obligations in 2026, $1,197 million in 2027, $431 million in 2028, and $1,136 million thereafter.

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

The changes in the carrying amount of service and product warranties are as follows (in millions):

Balance at December 31, 2023	$72
Net provisions for warranties issued during the year	22
Amounts incurred	(27)
Currency translation adjustments and other	1
Balance at December 31, 2024	$68
Net provisions for warranties issued during the year	29
Amounts incurred	(31)
Currency translation adjustments and other	2
Balance at December 31, 2025	$68

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

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and gas industry. Concentrations of credit risk are limited because we have many geographically diverse customers, thus spreading trade credit risk. We control credit risk through credit evaluations, credit limits and monitoring procedures. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral but may require letters of credit for certain international sales. Credit losses are provided for in the financial statements. Allowances for credit losses are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis considering current market conditions and trends. This process consists of a review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. As of December 31, 2025 and 2024, the allowance for credit losses totaled $64 million and $67 million, respectively.

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

Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to Company	$145	$635	$993
Denominator:
Basic—weighted average common shares outstanding	372	392	393
Dilutive effect of employee stock options and other unvested stock awards	3	4	4
Diluted—weighted average common shares outstanding	375	396	397

Net income attributable to Company per share:
Basic	$0.39	$1.62	$2.53
Diluted	$0.39	$1.60	$2.50

Cash dividends per share	$0.51	$0.275	$0.20

Net income attributable to Company allocated to participating securities was immaterial for the years ended December 31, 2025, 2024 and 2023 and therefore not excluded from net income attributable to Company per share calculation. The Company had stock options and restricted shares outstanding that were anti-dilutive totaling 15 million, 16 million, and 18 million at December 31, 2025, 2024 and 2023, respectively.

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

The Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), on a prospective basis effective for the fiscal year ended December 31, 2025. The amendments in ASU 2023-09 enhance transparency and usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid.

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

At December 31, 2025, the Company has determined the fair value of its derivative financial instruments representing assets of $5 million and liabilities of $4 million (currency related derivatives) using level 2 inputs (inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability) in the fair value hierarchy as the fair value is based on publicly available foreign exchange and interest rates at each financial reporting date. At December 31, 2025, the net fair value of the Company’s foreign currency forward contracts totaled a net asset of $1 million.

Forward currency contracts consist of (in millions):

	Currency Denomination
Currency	December 31, 2025		December 31, 2024
South Korean Won	KRW	49,790	KRW	45,130
Norwegian Krone	NOK	2,756	NOK	2,850
U.S. Dollar	USD	827	USD	1,031
Japanese Yen	JPY	569	JPY	1,039
Euro	EUR	190	EUR	95
Singapore Dollar	SGD	18	SGD	12
British Pound Sterling	GBP	3	GBP	—
Mexican Peso	MXN	—	MXN	405
South African Rand	ZAR	—	ZAR	25
Danish Krone	DKK	—	DKK	3
Canadian Dollar	CAD	—	CAD	1
Colombian Peso	COP	—	COP	60,970

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

The Company expects accumulated other comprehensive gain of $2 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in other income (expense), together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in Other expenses, net was $1 million, $23 million and $(10) million for the years ended 2025, 2024 and 2023, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2025	2024	Location	2025	2024
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$3	$1	Accrued liabilities	$1	$13
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Designated total		$3	$1		$1	$14
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$2	$4	Accrued liabilities	$3	$11
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	1
Non-designated total		$2	$4		$3	$12
Total		$5	$5		$4	$26

4. Inventories, net

Inventories consist of (in millions):

	December 31,
	2025	2024
Raw materials and supplies	$456	$394
Work in process	217	181
Finished goods and purchased products	1,387	1,643
	2,060	2,218
Less: Inventory reserve	(261)	(286)
Total	$1,799	$1,932

5. Property, Plant and Equipment, net

Property, plant and equipment consist of (in millions):

	Estimated	December 31,
	Useful Lives	2025	2024
Land		$166	$165
Buildings and improvements	5-35 Years	1,557	1,444
Operating equipment	2-20 Years	2,752	2,647
Rental equipment	2-15 Years	1,205	1,076
		5,680	5,332
Less: Accumulated Depreciation		(3,630)	(3,410)
		$2,050	$1,922

6. Goodwill and Intangible Assets

The Company has approximately $1.6 billion of goodwill and $455 million of identified intangible assets at December 31, 2025.

Goodwill is identified by segment as follows (in millions):

	Energy Products and Services	Energy Equipment	Total
Balance at December 31, 2023	$746	$816	$1,562
Goodwill acquired during period	70	—	70
Adjustment during the measurement period of assets acquired	(2)	—	(2)
Balance at December 31, 2024	$814	$816	$1,630
Adjustment during the measurement period of assets acquired	(11)	—	(11)
Reclassification between segments	(2)	2	—
Impairment	—	(40)	(40)
Currency translation adjustments and other	4	(1)	3
Balance at December 31, 2025 (1)	$805	$777	$1,582

(1)
Accumulated goodwill impairment was $7,301 million as of December 31, 2025.

Identified intangible assets with determinable lives consist primarily of customer relationships, trademarks, trade names, patents, and technical drawings acquired in acquisitions, and are being amortized in a manner consistent with the underlying cash flows over the estimated useful lives of 2-40 years. Amortization expense of identified intangibles is expected to be approximately $51 million, $47 million, $39 million, $28 million, and $24 million for the next five years.

The net book values of identified intangible assets are identified by segment as follows (in millions):

	Energy Products and Services	Energy Equipment	Total
Balance at December 31, 2023	$299	$151	$450
Additions to intangible assets	1	6	7
Intangible assets acquired	102	—	102
Amortization	(28)	(21)	(49)
Currency translation adjustments and other	—	(2)	(2)
Balance at December 31, 2024	$374	$134	$508
Additions to intangible assets	1	5	6
Adjustment during the measurement period of assets acquired	11	—	11
Reclassification between segments	(32)	32	—
Write-offs	—	(18)	(18)
Amortization	(33)	(22)	(55)
Currency translation adjustments and other	—	3	3
Balance at December 31, 2025	$321	$134	$455

Identified intangible assets by major classification consist of the following (in millions):

	Gross	Accumulated Amortization	Net Book Value
December 31, 2024:
Customer relationships	$531	$(388)	$143
Trademarks	194	(139)	55
Patents	153	(85)	68
Indefinite-lived trade names	196	—	196
Other	125	(79)	46
Total identified intangibles	$1,199	$(691)	$508
December 31, 2025:
Customer relationships	$546	$(414)	$132
Trademarks	180	(137)	43
Patents	128	(81)	47
Indefinite-lived trade names	196	—	196
Other	126	(89)	37
Total identified intangibles	$1,176	$(721)	$455

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

For the year ended December 31, 2025, the Company elected to bypass the qualitative assessment and proceed directly to a quantitative goodwill impairment test for each reporting unit. When the Company performs a quantitative assessment, it compares the reporting unit’s carrying value to the respective fair value. Fair value of the reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments, using discounted cash flow. The discounted cash flow is based on management’s forecast of operating performance for the reporting unit. The two main assumptions used in measuring goodwill impairment, which bear the risk of change and could impact the Company’s goodwill impairment analysis, include the cash flows from operations from each reporting unit and its weighted average cost of capital. The starting point for each of the reporting unit’s cash flows from operations is the detailed annual plan or updated forecast. Cash flows beyond the updated forecasted operating plans are estimated using a terminal value calculation, which incorporates historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long-term trend. The quantitative analysis for indefinite lived intangible assets is performed similarly using an income approach.

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

During the fourth quarter of 2025, the Company performed its annual impairment test, as described in ASC Topic 350, as of October 1, 2025. Based on the results of the assessment, the Company concluded that the estimated fair value of its Renewables reporting unit was below its carrying amount. As a result, the Company recorded a goodwill impairment charge of $40 million related to the Renewables reporting unit during the year ended December 31, 2025.

The goodwill impairment charge was recognized within “Goodwill and long-lived asset impairment” in the Consolidated Statements of Income. Following the impairment, the Renewables reporting unit has no remaining goodwill balance.

No goodwill impairment was identified for the Company’s other reporting units as part of the annual impairment test performed as of October 1, 2025. However, the estimated fair values of certain reporting units were not significantly in excess of their respective carrying amounts (excess fair value of 15%), and these reporting units had an aggregate goodwill balance of approximately $313 million as of December 31, 2025. A deterioration in market conditions, adverse changes in operating performance, or an increase in the Company’s cost of capital could result in future goodwill impairment charges for one or more of these reporting units.

In addition, the Company completed its annual impairment test of its indefinite-lived intangible assets as of October 1, 2025. Based on the results of this assessment, the Company concluded that the estimated fair values of its indefinite-lived intangible assets exceeded their respective carrying amounts, and accordingly, no impairment charges were recorded for indefinite-lived intangible assets during the year ended December 31, 2025.

7. Accrued Liabilities

Accrued liabilities consist of (in millions):

	December 31,
	2025	2024
Compensation	$278	$268
Vendor costs	165	141
Taxes (non-income)	102	119
Warranties	68	68
Insurance	46	43
Commissions	15	16
Interest	10	11
Derivatives	4	24
Other	134	171
Total	$822	$861

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

Components of leases are as follows (in millions):

	December 31,
	2025	2024
Current portion of lease liabilities:
Operating	$71	$72
Financing	30	30
Total	$101	$102

	December 31,
	2025	2024
Long-term portion of lease liability:
Operating	$289	$301
Financing	232	243
Total	$521	$544

Components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Lease cost
Finance lease cost
Amortization of right-of-use assets	$32	$28	$23
Interest on lease liabilities	12	10	10
Operating lease cost	90	90	85
Short-term lease cost	59	69	77
Sub-lease income	(8)	(6)	(8)
Total	$185	$191	$187

In addition to the above amounts, the Company recorded an operating lease right-of-use impairment charge of $30 million during the year ended December 31, 2025.

Supplemental information related to the Company’s leases is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - finance leases	$12	$10	$10
Operating cash flows - operating leases	90	90	85
Financing cash flows - finance leases	28	28	23
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$34	$65	$68
Finance lease liabilities	57	28	27

Weighted average remaining lease term at December 31, 2025:
Operating leases	10 years	11 years	10 years
Finance leases	16 years	16 years	16 years
Weighted average discount rate at December 31, 2025:
Operating leases	5.08%	5.25%	5.17%
Finance leases	3.62%	4.42%	4.15%

Future minimum lease commitments for leases with initial or remaining terms of one year or more at December 31, 2025, are payable as follows (in millions):

	Operating	Finance
2026	$83	$39
2027	66	32
2028	55	25
2029	42	20
2030	32	17
Thereafter	130	153
Total lease payments	408	286
Less: Interest	(48)	(24)
Present value of lease liabilities	$360	$262

9. Debt

Debt consists of (in millions):

	December 31,
	2025	2024
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,092	$1,091
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	497	496
Other debt	129	153
Total debt	1,718	1,740
Less current portion	30	37
Long-term debt	$1,688	$1,703

Principal payments of debt for years subsequent to 2025 are as follows (in millions):

2026	$31
2027	12
2028	12
2029	513
2030	14
Thereafter	1,149
$1,731

The Company has a five-year unsecured revolving credit facility with a borrowing capacity of $1.5 billion, which matures on September 12, 2029. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25%, subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of December 31, 2025, the Company was in compliance with this covenant, with a debt-to-capitalization ratio of 23.8%, and had no outstanding borrowings or letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of December 31, 2025, the joint venture was in compliance and will not have future borrowings on the line of credit. As of December 31, 2025, the Company has a carrying value of $84 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at December 31, 2025 included $46 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $19 million is due in the next twelve months.

The Company had $946 million of outstanding letters of credit at December 31, 2025, primarily in the U.S. and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At December 31, 2025 and 2024, the fair value of the Company’s unsecured Senior Notes approximated $1,353 million and $1,285 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the fair value hierarchy and is based on quoted prices for those of similar instruments. At December 31, 2025 and 2024, the carrying value of the Company’s unsecured Senior Notes approximated $1,589 million and $1,587 million, respectively.

10. Employee Benefit Plans

We have benefit plans covering substantially all our employees. Defined-contribution retirement plans cover most of the U.S. and Canadian employees, and benefits are generally based on employee deferrals and matching on those employee contributions. We also have defined contribution plans in Norway and the United Kingdom. For the years ended December 31, 2025, 2024 and 2023, expenses for defined-contribution retirement plans were $90 million, $85 million, and $84 million, respectively, and all funding is current.

The Company offers a benefit plan providing retiree medical coverage in the United States, and as of December 31, 2025, approximately 8,900 employees are eligible for this coverage. In addition, approximately 600 U.S. retirees and/or spouses participate in plans that provide post-retirement healthcare and/or life insurance benefits.

The change in benefit obligation, plan assets and the funded status of the defined benefit pension plans in the United States, United Kingdom, Norway, Germany and the Netherlands and defined postretirement plans in the United States, using a measurement date of December 31, 2025 and 2024, is as follows (in millions):

	Pension benefits		Postretirement benefits
At year-end	2025	2024	2025	2024
Benefit obligation at beginning of year	$184	$206	$43	$48
Service cost	—	—	2	2
Interest cost	8	8	2	3
Actuarial gain	(9)	(13)	(2)	(2)
Benefits paid	(11)	(11)	(5)	(6)
Exchange rate loss (gain)	17	(6)	—	—
Settlements	(3)	—	—	(2)
Benefit obligation at end of year	$186	$184	$40	$43

Fair value of plan assets at beginning of year	$173	$180	$—	$—
Actual return	(12)	6	—	—
Benefits paid	(11)	(11)	(5)	(6)
Company contributions	2	2	5	8
Exchange rate gain (loss)	14	(4)	—	—
Settlements	(3)	—	—	(2)
Fair value of plan assets at end of year	$163	$173	$—	$—
Funded status	$(23)	$(11)	$(40)	$(43)

Accumulated benefit obligation at end of year	$150	$183

Liabilities associated with the funded status of the defined benefit pension plans are included in the balances of accrued liabilities and other liabilities in the accompanying Consolidated Balance Sheets.

Defined Benefit Pension Plans

Net periodic benefit cost for our defined benefit pension plans aggregated $4 million, $3 million, and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Assumed long-term rates of return on plan assets, discount rates and rates of compensation increases vary for the different plans according to the local economic conditions. The assumption rates used for benefit obligations are as follows:

	Year Ended December 31,
	2025	2024
Discount rate:
United States plan	4.40% - 4.90%	4.90%
International plans	3.80% - 5.40%	3.40% - 5.40%

Salary increase:
United States plan	N/A	N/A
International plans	2.10% - 2.90%	2.50% - 3.50%

The assumption rates used for net periodic benefit costs are as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate:
United States plan	4.90%	5.50% - 5.60%	4.74% - 5.20%
International plans	3.40%-5.40%	3.20% - 4.50%	3.30% - 4.80%
Salary increase:
United States plan	N/A	N/A	N/A
International plans	2.50%-3.50%	2.50% - 3.75%	2.50% - 3.75%
Expected return on assets:
United States plan	N/A	N/A	4.74%
International plans	3.20%-5.10%	3.20% - 5.40%	3.20% - 4.90%

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

The Company expects to pay future benefit amounts on its pension plans of approximately $12 million for each of the next five years and aggregate payments of $126 million.

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets carried at fair value (in millions):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2024:
Equity securities	$—	$—	$—	$—
Bonds	90	—	90	—
Other (insurance contracts)	83	—	20	63
Total fair value measurements	$173	$—	$110	$63
December 31, 2025:
Equity securities	$—	$—	$—	$—
Bonds	74	—	74	—
Other (insurance contracts)	89	—	5	84
Total fair value measurements	$163	$—	$79	$84

Level 3 inputs are unobservable (i.e., supported by little or no market activity). Level 3 inputs include management’s own judgment about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). The return on assets for Level 3 plan assets are immaterial for all periods presented.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2022	$(1,545)	$(4)	$(44)	$(1,593)
Accumulated other comprehensive income (loss) before reclassifications	101	(21)	(13)	67
Amounts reclassified from accumulated other comprehensive income (loss)	12	20	1	33
Balance at December 31, 2023	$(1,432)	$(5)	$(56)	$(1,493)
Accumulated other comprehensive income (loss) before reclassifications	(138)	(12)	10	(140)
Amounts reclassified from accumulated other comprehensive income (loss)	1	7	—	8
Balance at December 31, 2024	$(1,569)	$(10)	$(46)	$(1,625)
Accumulated other comprehensive income (loss) before reclassifications	186	19	(10)	195
Amounts reclassified from accumulated other comprehensive income (loss)	8	(7)	5	6
Balance at December 31, 2025	$(1,375)	$2	$(51)	$(1,424)

The components of amounts reclassified from accumulated other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023 represent the release of foreign currency translation adjustments due to the deconsolidation and liquidation of certain subsidiaries; gains and losses reclassified on cash flow hedges when the hedged transaction occurs (see Note 3 to the Consolidated Financial Statements for further discussion); and the amortization of net actuarial gains and losses, prior service credits, settlements, and curtailments, which are included in the computation of net periodic pension cost (see Note 10 to the Consolidated Financial Statements for further discussion).

12. Commitments and Contingencies

The Company operates globally, with operations in 57 countries, and is therefore subject to variety of laws and regulations in multiple jurisdictions. As a result, the Company may be involved in various legal or governmental proceedings, claims or investigations, including personal injury, property damage, environmental, intellectual property, commercial, tax, compliance, trade regulation and other matters arising in the ordinary course of business. There is inherent risk in such matters, and no assurance can be given as to the outcome of these proceedings. Except as discussed herein, the resolution of pending litigation and/or governmental proceedings, in the opinion of management, will not have a material adverse effect on our consolidated results of operations or consolidated financial position.

The Company is subject to customs and trade regulation laws and regulations, including tariffs, in the countries in which we do business and countries to and from which, we import and/or export goods. Such trade regulations can be complex and conflicting, as different countries use customs and trade laws and regulations to promote conflicting policy objectives. Compliance with these laws and regulations presents challenges which could result in material tariffs and liabilities (for example, alleged violation of those laws or when laws conflict between countries).

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers (the “License Agreements”). To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each License Agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The License Agreements provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they claim to not manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped making payments. The Company has sued asserting that failure to pay the royalties is a breach of the License Agreements. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the License Agreements. The licensees have responded with a number of alleged defenses and requests for declaratory judgment all focused on avoiding the payments called for under the License Agreements. The parties’ legal filings to date can be found in the following cases: Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., No. 4:23-cv-00730; Halliburton Energy Services, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789; and Grant Prideco, Inc., et al. v. Baker Hughes Oilfield Operations Inc., et al., No. 4:25-cv-03459, all in the United States District Court for the Southern District of Texas. We have also recently initiated litigation against Taurex Drill Bits. The legal filings to date can be found in the case Grant Prideco, Inc., et al. v. Taurex Drill Bits, L.L.C., No. 25-BC11B-0065, in the Eleventh Business Court Division for Harris County, Texas. On September 29, 2025, and October 7, 2025, in the lawsuits against Halliburton, Ulterra and Varel, the district court issued rulings, the effect of which is that NOV cannot collect royalties under the License Agreements after the date each licensee stopped making royalty payments. NOV believes the court’s ruling is incorrect and has filed a Notice of Appeal. The Company continues to strongly believe that the royalties for which it has sued are due and owing pursuant to the terms of the License Agreements. Of course, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. See Note 14 to the Consolidated Financial Statements for discussion of the financial impact of royalties.

Geopolitical events continue to pose supply chain and other business risks. The Company’s ability to manufacture equipment and perform services could be impaired by such disruptions and the Company could be exposed to liabilities resulting from additional interruption or delay in its ability to perform due to factors such as war, materials shortages, inflationary pressures, limited manpower, tariffs or otherwise. We may face loss of workers, labor shortages, litigation, fines and/or other adverse consequences resulting from ongoing labor impacts. The combined impact of supply chain and labor market disruptions along with continuing inflationary impacts, as well as monetary and regulatory policies could have material adverse impacts on our financial results.

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

13. Common Stock and Stock Compensation

NOV has authorized 1 billion shares of $0.01 par value common stock. The Company also has authorized 10 million shares of $0.01 par value preferred stock, none of which is issued or outstanding.

Cash dividends aggregated $190 million and $108 million for the years ended December 31, 2025 and 2024, respectively. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

Total compensation cost that has been charged against income for all share-based compensation arrangements was $67 million, $70 million and $66 million for 2025, 2024 and 2023, respectively. The total income tax benefit (expense) recognized before consideration of valuation allowance in the Consolidated Statements of Income for all share-based compensation arrangements was $(1) million, $2 million and $7 million for 2025, 2024 and 2023, respectively.

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022 and May 20, 2025. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 70.9 million. The NOV Plan is also subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the NOV Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the NOV Plan on a 1.5-for-1 basis. At December 31, 2025, approximately 17.2 million shares remained available for future grants under the NOV Plan.

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

Stock option information summarized below includes amounts for the NOV Plan and the Plan and stock plans of acquired companies. Options outstanding at December 31, 2025 under the stock option plans have exercise prices between $15.00 and $38.86 per share, and expire at various dates from February 25, 2026 to February 20, 2035.

The following summarizes options activity:

	Year Ended December 31,
	2025		2024		2023
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Shares under option at beginning of year	18,135,497	$32.31	19,975,103	$36.25	21,080,388	$38.68
Granted	526,425	15.28	1,110,478	17.52	1,014,002	21.76
Forfeited	(3,729,855)	52.06	(2,743,698)	56.16	(1,908,768)	57.61
Exercised	(13,182)	15.00	(206,386)	16.87	(210,519)	16.68
Shares under option at end of year	14,918,885	$26.79	18,135,497	$32.31	19,975,103	$36.25
Exercisable at end of year	13,371,832	$27.84	15,911,560	$34.23	17,437,459	$38.85

The following summarizes information about stock options outstanding at December 31, 2025:

	Weighted-Avg	Options Outstanding		Options Exercisable
	Remaining		Weighted-Avg		Weighted-Avg
Range of Exercise Price	Contractual Life	Shares	Exercise Price	Shares	Exercise Price
$15.00 - $25.00	6.19	6,554,523	$17.84	5,007,470	$17.91
$25.01 - $35.00	0.88	4,898,912	31.18	4,898,912	31.18
$35.01 - $38.86	1.50	3,465,450	37.48	3,465,450	37.48
Total	3.36	14,918,885	$26.79	13,371,832	$27.84

As of December 31, 2025, the weighted-average remaining contractual term for outstanding and exercisable stock options was 3.36 years and 2.79 years, respectively. The aggregate intrinsic value of outstanding options as of December 31, 2025, was zero.

The weighted-average fair value of options granted during 2025, 2024 and 2023, was approximately $6.67, $7.90, and $9.75 per share, respectively, as determined using the Black-Scholes option-pricing model. The total intrinsic value of options exercised was zero during 2025 and $1 million during 2024.

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

	Year Ended December 31,
Valuation Assumptions:	2025	2024	2023
Expected volatility	47.1%	46.8%	45.7%
Risk-free interest rate	4.4%	4.0%	4.1%
Expected dividend yield	2.0%	1.1%	0.9%
Expected term (in years)	6.6	6.0	5.8

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

At December 31, 2025, total unrecognized compensation cost related to nonvested stock options was $6 million. This cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options vested in 2025, 2024 and 2023 was approximately $9 million for each year. Cash received from option exercises for 2025 was zero, and $3 million and $4 million in 2024 and 2023, respectively. The actual tax benefit (expense) realized for the tax deductions from share-based compensation was zero in 2025, 2024, and 2023.

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

The following summary presents information regarding outstanding SARs:

	Year Ended December 31,
	2025		2024
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price
Shares under SARs at beginning of year	1,021,557	$28.36	1,056,805	$28.37
Granted	—	—	—	—
Forfeited	(17,950)	28.24	(35,248)	28.64
Exercised	—	—	—	—
Shares under SARs at end of year	1,003,607	$28.36	1,021,557	$28.36
Exercisable at end of year	1,003,607	$28.36	1,021,557	$28.36

The Company recognized no expense related to SARs in 2025, 2024, or 2023. There was no liability for cash-settled SARs at December 31, 2025.

Restricted Shares

The Company issues restricted stock units (“RSUs”) and performance share awards (“PSAs”) to officers and key employees in addition to stock options. On February 19, 2025, under the NOV Plan, the Company granted 526,425 stock options with a fair value of $6.67 per option and an exercise price of $15.28 per share; 3,214,507 RSUs with a fair value of $15.28 per share; and PSAs to senior management employees with potential payouts varying from zero to 1,217,278 shares. On March 6, 2025, the Company granted 750 RSUs with a grant price of $14.35. On March 20, the Company granted 82,781 RSUs with a grant price of $15.10 per share; and PSAs to senior management employees with potential payouts varying from zero to 152,316 shares. The stock options vest over a three-year period from the grant date. The RSUs vest in three equal annual installments commencing on the first anniversary of the grant date. The 2025 PSAs can be earned based on performance against two established goals over a three-year period: 85% with a TSR (total shareholder return) goal and 15% with an internal NVA (“NOV Value Added”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The NVA goal is based on the Company’s improvement in NVA from the beginning of the performance period until the end of the performance period. NVA is calculated as an amount equal to the Company’s (a) gross cash earnings less (b) average gross operating assets times an amount equal to a required return on assets, with certain adjustments.

On April 28, 2025, the Company granted 1,839 restricted stock units with a fair value of $12.24 per share. The awards were granted to employees and vest in three equal annual installments commencing on the first anniversary of grant date.

On May 20, 2025 the Company granted 127,592 restricted stock units with a fair value of $12.54 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

The following summary presents information regarding outstanding restricted shares:

	Year Ended December 31,
	2025		2024		2023
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Nonvested at beginning of year	6,438,273	$19.76	6,615,478	$19.86	7,188,183	$18.30
Granted	4,112,266	16.02	3,204,434	17.96	2,792,465	22.70
Vested	(2,898,037)	15.30	(3,068,811)	17.46	(3,045,126)	21.77
Forfeited	(328,794)	19.63	(312,828)	20.29	(320,044)	23.89
Nonvested at end of year	7,323,708	$17.97	6,438,273	$19.76	6,615,478	$19.86

At December 31, 2025, there was approximately $68 million of unrecognized compensation cost related to nonvested RSUs and PSAs, which is expected to be recognized over a weighted-average period of two years.

14. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations and revenue streams, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors (in millions).

In the tables below, North America includes only the U.S. and Canada:

	Year Ended December 31, 2025
	Energy Products	Energy
	and Services	Equipment	Eliminations	Total
North America	$2,194	$1,081	$—	$3,275
International	1,677	3,792	—	5,469
Intersegment revenue	106	61	(167)	—
	$3,977	$4,934	$(167)	$8,744

Land	$2,910	$1,571	$—	$4,481
Offshore	961	3,302	—	4,263
Intersegment revenue	106	61	(167)	—
	$3,977	$4,934	$(167)	$8,744

	Year Ended December 31, 2024
	Energy Products	Energy
	and Services	Equipment	Eliminations	Total
North America	$2,105	$1,201	$—	$3,306
International	1,935	3,629	—	5,564
Intersegment revenue	90	58	(148)	—
	$4,130	$4,888	$(148)	$8,870

Land	$3,088	$1,800	$—	$4,888
Offshore	952	3,030	—	3,982
Intersegment revenue	90	58	(148)	—
	$4,130	$4,888	$(148)	$8,870

	Year Ended December 31, 2023
	Energy Products	Energy
	and Services	Equipment	Eliminations	Total
North America	$2,019	$1,237	$—	$3,256
International	1,954	3,373	—	5,327
Intersegment revenue	104	59	(163)	—
	$4,077	$4,669	$(163)	$8,583

Land	$2,921	$1,864	$—	$4,785
Offshore	1,052	2,746	—	3,798
Intersegment revenue	104	59	(163)	—
	$4,077	$4,669	$(163)	$8,583

In the table below, the revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products. The revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services.

	Year Ended December 31,
	2025	2024	2023
Energy Products and Services:
Services & rental	$1,962	$1,996	$1,959
Capital equipment	1,235	1,238	1,336
Product sales	674	806	678
Intersegment revenue	106	90	104
Total	3,977	4,130	4,077

Energy Equipment:
Capital equipment	2,989	2,625	2,556
Aftermarket	1,884	2,205	2,054
Intersegment revenue	61	58	59
Total	4,934	4,888	4,669

Eliminations	(167)	(148)	(163)

Total consolidated	$8,744	$8,870	$8,583

The Company did not have any customers with revenues greater than 10% of total revenue for the years ended December 31, 2025, 2024, or 2023.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the years ending December 31, 2025, 2024 and 2023.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2024	$577	$492
Billings	(1,838)	1,586
Revenue recognized	1,813	(1,545)
Currency translation adjustments and other	44	32
Balance at December 31, 2025	$596	$565

Royalty Revenue

The Company recognizes royalty revenue due under various licenses for the Company’s intellectual property, including for technology related to drill bits. The Company recognized revenue for drill bit licenses of approximately $57 million, $67 million, and $78 million for years ended December 31, 2025, 2024, and 2023, respectively. As previously disclosed, the Company is currently pursuing litigation against certain non-paying licensees, which will impact our ability to collect the receivables timely. Effective October 1, 2025, we stopped recording royalty revenue due to increasing difficulty to reasonably estimate the amount of revenue given the length of time since the licensee’s last royalty payment, however, the Company believes it is entitled to royalty payments beyond the third quarter of 2025. As of December 31, 2025, royalty receivables of $133 million, net of related reserves of $78 million and the remaining timing related discount of $47 million, are included in “Other assets” on the Consolidated Balance Sheets. The Company’s revenue recognition in accordance with generally accepted accounting principles, including the reserves and discounts discussed above, do not impact the amount the Company is entitled to recover on its claims from the licensees in litigation. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the collectability of the receivables in accordance with the policy described in Note 2. See Note 12 to the Consolidated Financial Statements for discussion of the ongoing litigation.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. See Note 2 to the Consolidated Financial Statements for discussion of credit risk. As of December 31, 2025, the allowance for credit losses totaled $64 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2024	$67
Provision for expected credit losses	71
Recoveries collected	(18)
Reclass for long-term receivables	(43)
Write-offs	(10)
Other	(3)
Balance at December 31, 2025	$64

15. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(123)	$413	$249
Foreign	498	418	363
	$375	$831	$612

The components of the provision (benefit) for income taxes consisted of (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(30)	$9	$(4)
State	10	5	2
Foreign	151	133	118
Total current income tax provision	131	147	116
Deferred:
Federal	23	41	(252)
State	22	4	(47)
Foreign	48	4	(190)
Total deferred income tax provision (benefit)	93	49	(489)
Total income tax provision (benefit)	$224	$196	$(373)

The difference between the effective tax rate reflected in the provision (benefit) for income taxes and the U.S. federal statutory rate was as follows (in millions) for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Rate
U.S federal statutory income tax rate	$79	21.0%
U.S. state and local income taxes, net of federal income tax effect (1)	26	6.9%
Foreign tax effects
Austria	20	5.3%
Brazil
State and local taxes	8	2.1%
Withholding taxes	7	1.9%
Other	6	1.6%
Canada	5	1.3%
Mexico
Changes in valuation allowances	4	1.1%
Other	1	0.3%
Netherlands
Nondeductible expense	6	1.6%
Adjustment to prior year taxes	7	1.9%
Changes in valuation allowances	8	2.1%
Other	3	0.8%
Norway
Foreign currency gain	5	1.3%
Refund of withholding taxes	(5)	(1.3)%
Saudi Arabia
Withholding taxes	7	1.9%
Other	5	1.3%
United Kingdom
Adjustment to prior year taxes	(7)	(1.9)%
Other	(2)	(0.5)%
Other foreign jurisdictions	26	6.9%
Effect of cross-border tax laws
Foreign income inclusions, net of foreign tax credits	(42)	(11.2)%
Impact of BEAT provisions	14	3.7%
FDII deduction	(7)	(1.9)%
Income tax credits	(3)	(0.8)%
Changes in deferred tax valuation allowance	82	21.9%
Nondeductible expenses
Impairment of nondeductible goodwill	8	2.1%
Tax expense on stock compensation	14	3.7%
Other	4	1.1%
Change in uncertain tax benefits	(47)	(12.5)%
Other	(8)	(2.1)%
Total income tax provision	$224	59.7%

(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in the category include Texas and Louisiana.

The effective tax rate for the year ended December 31, 2025 was 59.7%, compared to 23.6% for 2024. For 2025, the effective tax rate was negatively impacted by the establishment of additional valuation allowances for foreign tax credit carryforwards and losses in certain jurisdictions with no tax benefit, an unfavorable earnings mix including withholding taxes in higher tax rate jurisdictions, and the impairment of nondeductible goodwill, partially offset by the release of reserves for unrecognized tax benefits.

The difference between the effective tax rate reflected in the provision (benefit) for income taxes and the U.S. federal statutory rate disclosed as follows (in million) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Federal income tax at U.S. statutory rate	$175	$129
Foreign income tax rate differential	—	3
Change in deferred tax valuation allowance	(64)	(564)
Nondeductible expenses	47	18
Foreign inclusions and FDII, net of foreign tax credits	(36)	5
Change in uncertain tax benefits	3	12
Withholding taxes	47	30
Income tax credits	(6)	(8)
Other	30	2
Total income tax provision (benefit)	$196	$(373)

The effective tax rate for the year ended December 31, 2024 was 23.6%, compared to (60.9)% for 2023. For 2024, the effective tax rate was negatively impacted by increased withholding taxes, nondeductible expenses, and losses in certain jurisdictions with no tax benefit, partially offset by a lower rate of U.S. tax on global intangible low-taxed income (GILTI) and the deduction of foreign-derived intangible income (FDII) and the release of valuation allowances in certain jurisdictions as a result of improving forecasted taxable income and availability of net operating losses.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Allowances and operating liabilities	$246	$235
Net operating loss carryforwards	138	186
Stock compensation	29	38
Tax credit carryforwards	303	257
Other	123	113
Valuation allowance	(352)	(266)
Total deferred tax assets	487	563
Deferred tax liabilities:
Tax over book depreciation	26	31
Capital leases	58	68
Intangible assets	41	44
Deferred income	43	22
Accrued tax on unremitted earnings	43	41
Other	11	—
Total deferred tax liabilities	222	206
Net deferred tax asset	$265	$357

The valuation allowance increased by $86 million during 2025 to $352 million as of December 31, 2025. The valuation allowance primarily related to foreign tax credit carryforwards in the United States and deferred tax assets in certain other jurisdictions due to several factors, including specific jurisdictions in which the Company does not project to generate sufficient future taxable income to realize all or a portion of its deferred tax assets specific to that jurisdiction; the specific nature and timing of future taxable income required to realize certain tax credit carryforwards, most notably U.S. foreign tax credits; and the timing of expiration of certain tax credit carryforwards. This increase in valuation allowance was comprised of $82 million due to the Company’s evaluation of the realizability of deferred tax assets based on future projections of taxable income and $4 million related to foreign currency exchange rate changes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Unrecognized tax benefit at beginning of year	$68	$67	$62
Gross increase for tax position in current year	6	—	18
Gross increase for tax positions in prior years	30	4	1
Gross decrease for tax positions in prior years	(37)	—	(3)
Cash settlements	(4)	—	(4)
Lapse of statute of limitations	(7)	(3)	(7)
Unrecognized tax benefit at end of year	$56	$68	$67

Substantially all of the unrecognized tax benefits, if ultimately realized, would be recorded as a reduction to income tax expense in the period realized. To the extent penalties and interest would be assessed on any underpayment of income tax, or interest would be received on tax payments made in connection with tax disputes, such accrued amounts have been classified as a component of income tax expense in the financial statements consistent with the Company’s policy. For the years ended December 31, 2025, 2024 and 2023, we recorded income tax expense (benefit) of $(27) million, $4 million and $5 million, respectively, for interest and penalty related to unrecognized tax benefits. As of December 31, 2025 and 2024, the Company had accrued a receivable (payable) of $7 million and $(24) million, respectively, of interest and penalty relating to unrecognized tax benefits.

The Company is subject to taxation in the United States as well as various states and foreign jurisdictions. The Company has significant operations in the United States, Norway, Saudi Arabia, Brazil, China, the United Kingdom, the Netherlands, Denmark, Canada, and Mexico. Tax years that remain subject to examination by major tax jurisdictions vary by legal entity, but are open in the U.S. for tax years 2017, 2018, and tax years ending after 2021 and outside the U.S. for tax years generally ending after 2018.

Net operating loss carryforwards by jurisdiction and expiration as of December 31, 2025 were as follows (in millions):

	Federal	State	Foreign	Total
2026 - 2030 expiration	$—	$6	$44	$50
2031 - 2041 expiration	13	118	52	183
Unlimited expiration	50	109	346	505
Total net operating loss (NOL)	$63	$233	$442	$738
Tax effected NOL	$13	$11	$114	$138

The Company has $285 million of excess foreign tax credits in the United States as of December 31, 2025, of which $116 million and $92 million will expire in 2027 and 2028, respectively. The remaining foreign tax credits of $77 million generally expire between 2030 and 2035.

Cash paid (received) for income taxes for the year ended December 31, 2025, is as follows (in millions):

U.S. federal income taxes	$(93)
U.S. state income taxes	9
Austria	28
Brazil	26
Canada	32
China	7
Indonesia	7
Saudi Arabia	17
Other	73
Total income taxes paid (received)	$106

16. Business Segments and Geographic Areas

The Company is comprised of 16 business units to provide products and services to the energy industry. Each of the business units is managed by a business unit president, recognizes revenue, incurs expenses, and has discrete financial information readily available. The business units are aggregated into our 2 reportable segments, Energy Products and Services, and Energy Equipment, based on the products and services provided, customer base, and operating environment. The reportable segments are led by Segment Presidents, who are responsible for oversight of the business units’ strategy and performance. The Segment Presidents report directly to the CEO and provide monthly operating and financial updates.

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

In addition to product and equipment sales, the segment provides services, software, and digital solutions to improve drilling and completion operational performance. Services include tubular inspection and coating, solids control, waste management. Software and digital solutions offered include drilling and completion optimization and remote monitoring (via downhole and surface instrumentation), wired drill pipe services, software controls and applications, and data management and analytics services at the edge and in the cloud.

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

The segment also serves marine and offshore markets, where it designs and builds equipment for wind turbine installation and cable lay vessels, and offers heavy lift cranes and jacking systems; industrial markets, where the segment provides pumps and mixers for a wide breadth of industrial end markets; and other renewable energy markets, where it is applying its gas processing expertise to provide solutions that aid in wind power development, hydrogen production and carbon sequestration.

The following table presents financial data by business segment (in millions):

	Year Ended December 31,
	2025				2024				2023
	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total	Energy Products and Services	Energy Equipment	Eliminations and corporate costs (1)	Total
Revenue from external customers	$3,871	$4,873	$—	$8,744	$4,040	$4,830	$—	$8,870	$3,973	$4,610	$—	$8,583
Intersegment revenue	106	61	(167)	—	90	58	(148)	—	104	59	(163)	—
Total revenue	3,977	4,934	(167)	8,744	4,130	4,888	(148)	8,870	4,077	4,669	(163)	8,583

Less:
Cost of revenue (2)	2,964	3,772	(78)	6,658	2,934	3,671	(62)	6,543	2,870	3,670	(67)	6,473
Selling, general, and administrative (2)	506	518	146	1,170	500	494	114	1,108	518	521	121	1,160
Goodwill and long-lived asset impairment	—	40	30	70	—	—	—	—	—	—	—	—
Depreciation and amortization	233	115	7	355	221	115	7	343	183	111	8	302
(Gain)/loss on sales of fixed assets	(3)	(4)	4	(3)	—	—	—	—	(1)	(4)	2	(3)
Operating profit	$277	$493	$(276)	$494	$475	$608	$(207)	$876	$507	$371	$(227)	$651

Reconciliation to income before income taxes:
Interest and financial costs	—	—	(88)	(88)	—	—	(91)	(91)	—	—	(88)	(88)
Interest income	—	—	51	51	—	—	38	38	—	—	28	28
Equity income (loss) in unconsolidated affiliates	(18)	2	—	(16)	33	3	—	36	111	8	—	119
Other expenses, net	—	—	(66)	(66)	—	—	(28)	(28)	—	—	(98)	(98)
Income before income taxes	$259	$495	$(379)	$375	$508	$611	$(288)	$831	$618	$379	$(385)	$612

Other segment information:
Capital expenditures	$229	$136	$10	$375	$255	$86	$10	$351	$198	$68	$17	$283
Investment in unconsolidated affiliates	$158	$5	$—	$163	$158	$5	$—	$163	$211	$—	$—	$211
Total assets	$4,777	$4,815	$1,699	$11,291	$5,054	$4,895	$1,412	$11,361	$4,777	$5,509	$1,008	$11,294

(1)
Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the two reporting segments and with Corporate that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment. Also included in the eliminations and corporate costs column are capital expenditures and total assets related to corporate. Corporate assets consist primarily of cash and fixed assets.
(2)
Operating profit for the year ended December 31, 2025, included (i) charges of $96 million, reported in “Cost of revenue,” primarily related to a severance charges of $72 million associated with facility consolidations and other restructuring activities, and a discount charge of $24 million to reflect delayed timing of the expected cash collection of royalty receivables currently in litigation as discussed in Note 14; (ii) charges of $17 million, reported in “Selling, general, and administrative,” related to various restructuring costs; and (iii) impairment charges of $70 million, reported in “Goodwill and long-lived asset impairment”. Operating profit for the year ended December 31, 2024, included (i) a credit of $110 million, reported in “Cost of revenue,” primarily related to a gain on business divestiture of $130 million, offset by charges of $20 million primarily related to severance and other restructuring costs; and (ii) charges of $1 million, reported in “Selling, general and administrative” related to various restructuring costs. Operating profit for the year ended December 31, 2023, included (i) charges of $10 million, reported in “Cost of revenue,” primarily related to a non-cash timing discount charge of $25 million on royalty receivables, other restructuring costs of $5 million, offset by credits related to gains on sales of previously reserved inventory of $20 million; and (ii) charges of $41 million, reported in “Selling, general, and administrative,” primarily related to voluntary early retirement program (“VERP”) of $52 million, other restructuring costs of $14 million, offset by a credit related to release of an earnout accrual of $25 million:

	Year Ended December 31,
	2025				2024				2023
	Energy Products and Services	Energy Equipment	Corporate	Total	Energy Products and Services	Energy Equipment	Corporate	Total	Energy Products and Services	Energy Equipment	Corporate	Total
Pre-tax Other Items included in:
Cost of revenue	$56	$39	$1	$96	$7	$(118)	$1	$(110)	$24	$(18)	$4	$10
Selling, general, and administrative	3	—	14	17	—	—	1	1	29	4	8	41
Goodwill and long-lived asset impairment	—	40	30	70	—	—	—	—	—	—	—	—
Total pre-tax Other Items	$59	$79	$45	$183	$7	$(118)	$2	$(109)	$53	$(14)	$12	$51

Geographic Areas:

The following table presents consolidated revenues by country based on sales destination of the products or service (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$2,998	$2,984	$2,933
Norway	907	714	473
Brazil	896	618	605
Other countries	3,943	4,554	4,572
Total	$8,744	$8,870	$8,583

The following table presents net property, plant and equipment by country based on the location (in millions):

	December 31,
	2025	2024
United States	$941	$928
Saudi Arabia	328	303
Other countries	781	691
Total	$2,050	$1,922

17. Share Repurchase Program

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the year ended December 31 2025, the Company repurchased 22.8 million shares of common stock under the program for an aggregate amount of $315 million. During the year ended December 31, 2024, the Company repurchased 14.2 million shares of common stock under the program for an aggregate amount of $229 million.

SCHEDULE II

NOV INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2025, 2024 and 2023

(in millions)

	Balance beginning of year	Additions (Deductions) charged to costs and expenses	Charge offs and other	Balance end of year
Reserve for excess and obsolete inventories:
2025	$286	$36	$(61)	$261
2024	354	31	(99)	286
2023	378	28	(52)	354
Valuation allowance for deferred tax assets:
2025	$266	$82	$4	$352
2024	346	(64)	(16)	266
2023	920	(564)	(10)	346