Form 10-Q
period 2026-03-31
NOV Inc.
filed 2026-04-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of April 24, 2026 the registrant had 358,888,480 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,342	$1,552
Receivables, net	1,664	1,701
Inventories, net	1,874	1,799
Contract assets	634	596
Prepaid and other current assets	207	172
Total current assets	5,721	5,820
Property, plant and equipment, net	2,017	2,050
Lease right-of-use assets, operating	321	315
Lease right-of-use assets, financing	183	187
Deferred income taxes	347	358
Goodwill	1,583	1,582
Intangibles, net	442	455
Investment in unconsolidated affiliates	165	163
Other assets	364	361
Total assets	$11,143	$11,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$852	$831
Accrued liabilities	728	822
Contract liabilities	575	565
Current portion of lease liabilities	100	101
Current portion of long-term debt	27	30
Accrued income taxes	34	57
Total current liabilities	2,316	2,406
Long-term debt	1,688	1,688
Lease liabilities	524	521
Deferred income taxes	86	93
Other liabilities	261	261
Total liabilities	4,875	4,969
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 360,255,938 and 360,803,354 shares issued and outstanding at March 31, 2026 and December 31, 2025	4	4
Additional paid-in capital	8,317	8,361
Accumulated other comprehensive loss	(1,422)	(1,424)
Retained deficit	(687)	(673)
Total Company stockholders’ equity	6,212	6,268
Noncontrolling interests	56	54
Total stockholders’ equity	6,268	6,322
Total liabilities and stockholders’ equity	$11,143	$11,291

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,052	$2,103
Cost of revenue	1,673	1,656
Gross profit	379	447
Selling, general and administrative	332	295
Operating profit	47	152
Interest and financial costs	(22)	(22)
Interest income	11	11
Equity loss in unconsolidated affiliates	(3)	—
Other income (expense), net	2	(20)
Net income before income taxes	35	121
Provision for income taxes	15	47
Net income	20	74
Net income attributable to noncontrolling interests	1	1
Net income attributable to Company	$19	$73
Net income attributable to Company per share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.19
Cash dividends per share	$0.09	$0.075
Weighted average shares outstanding:
Basic	361	381
Diluted	364	383

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$20	$74
Currency translation adjustments	2	89
Changes in derivative financial instruments, net of tax	(1)	9
Changes in defined benefit plans, net of tax	1	—
Comprehensive income	22	172
Comprehensive income attributable to noncontrolling interests	1	1
Comprehensive income attributable to Company	$21	$171

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$20	$74
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	92	89
Deferred income taxes	4	37
Stock-based compensation	26	16
Other, net	21	13
Change in operating assets and liabilities, net of acquisitions:
Receivables	38	142
Inventories	(91)	(21)
Contract assets	(37)	(103)
Prepaid and other current assets	(35)	(3)
Accounts payable	22	(41)
Accrued liabilities	(106)	(165)
Contract liabilities	10	28
Income taxes payable	(22)	23
Other assets/liabilities, net	32	46
Net cash provided by (used in) operating activities	$(26)	$135
Cash flows from investing activities:
Purchases of property, plant and equipment	(65)	(84)
Other	1	3
Net cash used in investing activities	$(64)	$(81)
Cash flows from financing activities:
Payments against lines of credit and other debt	(4)	(4)
Cash dividends paid	(33)	(28)
Share repurchases	(67)	(81)
Financing leases	(8)	(7)
Other	(3)	(15)
Net cash used in financing activities	(115)	(135)
Effect of exchange rates on cash	(5)	8
Decrease in cash and cash equivalents	(210)	(73)
Cash and cash equivalents, beginning of period	1,552	1,230
Cash and cash equivalents, end of period	$1,342	$1,157
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$4	$4
Income taxes	$29	$15

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2025	361	$4	$8,361	$(1,424)	$(673)	$6,268	$54	$6,322
Net income	—	—	—	—	19	19	1	20
Other comprehensive income	—	—	—	2	—	2	—	2
Cash dividends, $0.09 per common share	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation	—	—	26	—	—	26	—	26
Common stock issued	3	—	—	—	—	—	—	—
Stock options exercised	1	—	15	—	—	15	—	15
Withholding taxes	(1)	—	(19)	—	—	(19)	—	(19)
Share repurchases	(4)	—	(67)	—	—	(67)	—	(67)
Other	—	—	1	—	—	1	1	2
Balance at March 31, 2026	360	$4	$8,317	$(1,422)	$(687)	$6,212	$56	$6,268

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428
Net income	—	—	—	—	73	73	1	74
Other comprehensive income	—	—	—	98	—	98	—	98
Cash dividends, $0.075 per common share	—	—	—	—	(28)	(28)	—	(28)
Stock-based compensation	—	—	16	—	—	16	—	16
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(13)	—	—	(13)	—	(13)
Share repurchases	(5)	—	(81)	—	—	(81)	—	(81)
Other	(1)	—	(1)	—	—	(1)	1	—
Balance at March 31, 2025	378	$4	$8,546	$(1,527)	$(583)	$6,440	$54	$6,494

See notes to unaudited consolidated financial statements.

NOV INC.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NOV Inc. (“NOV” or the “Company”) present information in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. They do not include all information or footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2025 Annual Report on Form 10-K. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation.

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	March 31, 2026	December 31, 2025
Raw materials and supplies	$450	$456
Work in process	248	217
Finished goods and purchased products	1,441	1,387
	2,139	2,060
Less: Inventory reserve	(265)	(261)
Total	$1,874	$1,799

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	March 31, 2026	December 31, 2025
Compensation	$176	$278
Vendor costs	172	165
Taxes (non income)	84	102
Warranties	60	68
Insurance	51	46
Interest	27	10
Commissions	18	15
Derivatives	15	4
Other	125	134
Total	$728	$822

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2025	$(1,375)	$2	$(51)	$(1,424)
Accumulated other comprehensive income before reclassifications	2	2	—	4
Amounts reclassified from accumulated other comprehensive loss	—	(3)	1	(2)
Balance at March 31, 2026	$(1,373)	$1	$(50)	$(1,422)

The components of amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2026 represent gains and losses reclassified on cash flow hedges when the hedged transaction occurs (see Note 11 to the Consolidated Financial Statements for further discussion) and the amortization of net actuarial gains and losses, prior service credits, settlements, and curtailments, which are included in the computation of net periodic pension cost.

5. Segments

The Company has two reportable segments, Energy Products and Services, and Energy Equipment, based on the products and services provided, customer base, and operating environment. These reportable segments are determined as those businesses for which results are reviewed regularly by our Chief Executive Officer, who is identified as the Chief Operating Decision Maker (“CODM”), in allocating resources and assessing performance.

The following tables present financial data by business segment (in millions):

	Three Months Ended March 31,
	2026		2025
	Energy Products and Services	Energy Equipment	Energy Products and Services	Energy Equipment
Revenue from external customers	$873	$1,179	$971	$1,132
Intersegment revenue	24	11	21	14
Total revenue	897	1,190	992	1,146

Less significant segment expenses:
Cost of revenue	670	925	722	861
Selling, general, and administrative	131	134	125	120
Depreciation and amortization	61	29	59	28
(Gain) loss on sales of fixed assets	1	—	(2)	—
Total significant segment expenses	$863	$1,088	$904	$1,009
Other segment items (1)	8	9	5	3
Segment operating profit	$26	$93	$83	$134

	Three Months Ended March 31,
	2026				2025
	Energy Products and Services	Energy Equipment	Elims. and corporate costs (2)	Total	Energy Products and Services	Energy Equipment	Elims. and corporate costs (2)	Total
Segment operating profit	$26	$93	$—	$119	$83	$134	$—	$217
Corporate and other unallocated (3)	—	—	(72)	(72)	—	—	(65)	(65)
Interest and financial costs	—	—	(22)	(22)	—	—	(22)	(22)
Interest income	—	—	11	11	—	—	11	11
Equity income (loss) in unconsolidated affiliates	(5)	2	—	(3)	(4)	4	—	—
Other expenses, net	—	—	2	2	—	—	(20)	(20)
Income before income taxes	$21	$95	$(81)	$35	$79	$138	$(96)	$121

Other segment information:
Capital expenditures	$47	$16	$2	$65	$49	$33	$2	$84
Investment in unconsolidated affiliates	$153	$7	$5	$165	$149	$8	$—	$157
Goodwill	$806	$777	$—	$1,583	$805	$816	$—	$1,621
Intangibles, net	$313	$129	$—	$442	$375	$131	$—	$506
Total assets	$4,754	$4,847	$1,542	$11,143	$5,072	$4,874	$1,327	$11,273
(1)
Other segment items represent amounts necessary to reconcile segment revenue less significant expenses categories to segment operating profit and include items such as restructuring charges, other non-recurring items, and amounts not regularly reviewed by the CODM.
(2)
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
(3)
Includes certain corporate expenses not allocated to the segments, restructuring related to centrally managed initiatives and other non-recurring items.

6. Revenue

Disaggregation of Revenue

The following tables disaggregate our revenue by destinations and revenue streams, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors (in millions).

In the table below, North America includes only the U.S. and Canada:

	Three Months Ended March 31,
	2026				2025
	Energy				Energy
	Products	Energy			Products	Energy
	and Services	Equipment	Eliminations	Total	and Services	Equipment	Eliminations	Total
North America	$518	$237	$—	$755	$551	$261	$—	$812
International	355	942	—	1,297	420	871	—	1,291
Intersegment revenue	24	11	(35)	—	21	14	(35)	—
	$897	$1,190	$(35)	$2,052	$992	$1,146	$(35)	$2,103

Land	$673	$348	$—	$1,021	$755	$401	$—	$1,156
Offshore	200	831	—	1,031	216	731	—	947
Intersegment revenue	24	11	(35)	—	21	14	(35)	—
	$897	$1,190	$(35)	$2,052	$992	$1,146	$(35)	$2,103

In the table below, the revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products. The revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services.

	Three Months Ended March 31,
	2026	2025
Energy Products and Services:
Services & rental	$473	$507
Capital equipment	252	288
Product sales	148	176
Intersegment revenue	24	21
Total	897	992

Energy Equipment:
Capital equipment	746	641
Aftermarket	433	491
Intersegment revenue	11	14
Total	1,190	1,146

Eliminations	(35)	(35)

Total consolidated	$2,052	$2,103

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was not material for the three months ended March 31, 2026.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,615 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders, supplier accelerations or delays, and the current uncertainty and conflict in the Middle East, the Company expects to recognize approximately $1,538 million in revenue for the remaining performance obligations in the remainder of 2026, $1,527 million in 2027, $405 million in 2028, and $1,145 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the three months ended March 31, 2026 and 2025.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2025	$596	$565
Billings	(468)	354
Revenue recognized	520	(312)
Currency translation adjustments and other	(14)	(32)
Balance at March 31, 2026	$634	$575

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of March 31, 2026, the allowance for credit losses on accounts receivable and contract assets totaled $54 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2025	$64
Provision for expected credit losses	1
Recoveries collected	(5)
Write-offs	(9)
Reclass for long-term receivables	4
Other	(1)
Balance at March 31, 2026	$54

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

Components of leases are as follows (in millions):

	March 31, 2026	December 31, 2025
Current portion of lease liabilities:
Operating	$70	$71
Financing	30	30
Total	$100	$101

	March 31, 2026	December 31, 2025
Long-term portion of lease liabilities:
Operating	$295	$289
Financing	229	232
Total	$524	$521

8. Debt

Debt consists of (in millions):

	March 31, 2026	December 31, 2025
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,092	$1,092
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	497	497
Other debt	126	129
Total debt	1,715	1,718
Less current portion	27	30
Long-term debt	$1,688	$1,688

On March 17, 2026, the Company extended the maturity date of the revolving credit facility by one additional year to September 12, 2030. The revolving credit facility has a borrowing capacity of $1.5 billion through September 12, 2030. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of March 31, 2026, the Company was in compliance with a debt-to-capitalization ratio of 24.0% and had no outstanding borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2026, the joint venture was in compliance and will not have future borrowings on the line of credit. As of March 31, 2026, the Company had $84 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at March 31, 2026 included $42 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $16 million is due in the next twelve months.

The Company had $1,040 million of outstanding letters of credit at March 31, 2026, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At March 31, 2026 and December 31, 2025, the fair value of the Company’s unsecured Senior Notes approximated $1,349 million and $1,353 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the GAAP fair value hierarchy and is based on quoted prices for those of similar instruments. At March 31, 2026 and December 31, 2025, the carrying value of the Company’s unsecured Senior Notes approximated $1,589 million at both reporting dates.

9. Income Taxes

The effective tax rate was 42.9% and 38.8% for the three months ended March 31, 2026, and 2025, respectively, as compared to the U.S. statutory tax rate of 21% for both periods. The effective tax rate for the three months ended March 31, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions and a shortfall related to previously recognized stock compensation deductibility. The effective tax rate for the three months ended March 31, 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, unfavorable adjustments related to changes in certain foreign currency exchange rates, a shortfall related to previously recognized stock compensation deductibility, and adjustments to the carrying value of deferred tax assets, partially offset by a benefit from withholding tax refunds received.

10. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022 and May 20, 2025. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 70.9 million. At March 31, 2026, approximately 13 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”); however, the Company is no longer granting new awards under the Former Plan.

On February 18, 2026, under the NOV Plan, the Company granted 2,165,773 restricted stock units (“RSUs”) with a fair value of $19.99 per share, and performance share awards (“PSAs”) to senior management employees with potential payouts varying from zero to 1,522,052 shares in the aggregate.

The restricted stock units vest in three equal annual installments commencing on the first anniversary of the grant date. The 2026 PSAs can be earned based on performance against two established goals over a three-year period: TSR (total shareholder return) goal and ROCE (“Return on Capital Employed”, a return on capital metric) goal. TSR performance is determined by comparing the Company’s TSR with the TSR of the members of the Philadelphia Stock Exchange’s Oil Services Sector Index (OSX) for the three-year performance period. The TSR portion of the performance share awards is subject to a vesting cap equal to 100% of Target Level if the Company’s absolute TSR is negative, regardless of relative TSR results. Conversely, if the Company’s absolute TSR is greater than 15% annualized over the three-year performance period, the payout amount shall not be less than 50% of Target Level, regardless of relative TSR results. The ROCE goal is based on the Company’s ROCE using the Company’s consolidated financial results from January 1, 2028 until December 31, 2028. ROCE shall be an amount equal to the Company’s (a) adjusted operating profit for the performance period, multiplied by (b) (1 - an assumed tax rate of 23%) divided by (c) the average of the Company’s total capital employed as of beginning of the performance period and the end of the performance period, with “total capital employed” equal to the Company’s (i) total stockholders’ equity plus (ii) long-term debt (including the current portion) less (iii) cash and cash equivalents.

Total expense for all stock-based compensation arrangements was $26 million for the three months ended March 31, 2026, which included a non-recurring charge of $12 million, and $16 million for the three months ended March 31, 2025.

The total income tax expense recognized in the Consolidated Statements of Income for stock-based compensation arrangements for the three months ended March 31, 2026, and 2025 was zero and $9 million, respectively.

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

Forward currency contracts consist of (in millions):

		Currency Denomination
Currency		March 31, 2026	December 31, 2025
South Korean Won	KRW	34,967	49,790
Norwegian Krone	NOK	2,604	2,756
Indian Rupee	INR	1,417	—
U.S. Dollar	USD	882	827
Japanese Yen	JPY	837	569
Euro	EUR	200	190
Singapore Dollar	SGD	15	18
British Pound Sterling	GBP	3	3

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

The amount of gain recognized in other income (expense), net was zero for the three months ended March 31, 2026, and $3 million for the three months ended March 31, 2025.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$8	$3	Accrued liabilities	$5	$1
Foreign exchange contracts	Other assets	—	—	Other liabilities	1	—
Designated total		$8	$3		$6	$1
Derivatives not designated as hedging instruments under ASC Topic 815
Foreign exchange contracts	Prepaid and other current assets	$2	$2	Accrued liabilities	$10	$3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Non-designated total		$2	$2		$10	$3
Total		$10	$5		$16	$4

12. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to Company	$19	$73
Denominator:
Basic—weighted average common shares outstanding	361	381
Dilutive effect of employee stock options and other unvested stock awards	3	2
Diluted—weighted average common shares outstanding	364	383

Net income attributable to Company per share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.19

Cash dividends per share	$0.09	$0.075

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three months ended March 31, 2026 and 2025, respectively.

The Company had stock options outstanding that were anti-dilutive totaling 12 million shares for the three months ended March 31, 2026, compared to 15 million shares for the three months ended March 31, 2025.

13. Cash Dividends

Cash dividends were $33 million for the three months ended March 31, 2026, compared to $28 million for the three months ended March 31, 2025. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three months ended March 31, 2026, the Company repurchased approximately 3.5 million shares of common stock under the program for an aggregate amount of $67 million. During the three months ended March 31, 2025, the Company repurchased approximately 5.4 million shares of common stock under the program for an aggregate amount of $81 million.

15. Commitments and Contingencies

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. As of March 31, 2026, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. The litigation process and the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, cash flows or results of operations.

Developments in global trade policy, including tariffs, geopolitical tensions, sanctions, and regulatory changes, have impacted and may continue to influence our operations. In February 2026, the U.S. Supreme Court determined that certain tariffs were unlawful, effectively nullifying the legal basis for some incremental tariffs implemented since February 2025 and sending related cases back to the Court of International Trade. In response, the U.S. administration introduced new tariffs under different authorities, increasing uncertainty around the scope, duration, and potential changes to current and future tariffs, as well as the risk of retaliatory measures. We have submitted Consolidated Administration and Processing of Entries (“CAPE”) Declarations for International Emergency Economic Powers Act (“IEEPA”) duty refunds and are closely monitoring developments to better understand the government’s next steps. Our first-quarter 2026 financial results do not reflect any potential benefit from such refunds.

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers (the “License Agreements”). To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each License Agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The license agreements provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they claim to not manufacture products covered by the unexpired patents. Some of these companies stopped making payments after the expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped making payments. The Company has sued asserting that failure to pay the royalties is a breach of the License Agreements. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the License Agreements. The licensees have responded with a number of alleged defenses and requests for declaratory judgment all focused on avoiding the payments called for under the License Agreements. The parties’ legal filings to date can be found in the following cases: Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., No. 4:23-cv-00730; Halliburton Energy Services, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789; and Grant Prideco, Inc., et al. v. Baker Hughes Oilfield Operations Inc., et al., No. 4:25-cv-03459, all in the United States District Court for the Southern District of Texas. We have also recently initiated litigation against Taurex Drill Bits. The legal filings to date can be found in the case Grant Prideco, Inc., et al. v. Taurex Drill Bits, L.L.C., No. 25-BC11B-0065, in the Eleventh Business Court Division for Harris County, Texas. On September 29, 2025, and October 7, 2025, in the lawsuits against Halliburton, Ulterra and Varel, the district court issued rulings, the effect of which is that NOV cannot collect royalties under the License Agreements after the date each licensee stopped making royalty payments. NOV believes the court’s ruling is incorrect and is appealing the court’s decision, which can be found in the case: Halliburton Energy Services, Inc. v. Grant Prideco, Inc. et al., Nos. 26-1256, 26-1266, In the United States Court of Appeals for the Federal Circuit. The Company continues to strongly believe that the royalties for which it has sued are due and owing pursuant to the terms of the License Agreements. Of course, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. As of March 31, 2026, royalty receivables of $137 million, net of related reserves of $78 million and the remaining timing related discount of $43 million, are included in “Other assets” on the Consolidated Balance Sheets. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the collectability of the receivables in accordance with the allowance for credit losses policy described in Note 6.

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

The segment designs, manufactures, and integrates technologies for drilling and producing oil and gas wells. This includes equipment and technologies needed for drilling, including land rigs, offshore drilling equipment packages, drilling rig components, managed pressure drilling, and software control systems that mechanize and automate the drilling process and rig functionality; hydraulic fracture stimulation; well intervention, including coiled tubing units, coiled tubing, and wireline units and tools; cementing products; onshore production, including fluid and gas processing, flow control and pumping solutions; offshore production, including integrated production systems and subsea production technologies; and aftermarket support of these technologies, providing spare parts, service, and repair.

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

The segment also serves marine and offshore markets, where it designs and builds equipment for wind turbine installation and cable lay vessels, and offers heavy lift cranes and jacking systems; industrial markets, where the segment provides pumps and mixers for a wide breadth of industrial end markets; and other renewable energy markets, where it provides solutions that support wind power development, and carbon sequestration by applying its gas processing expertise.

Critical Accounting Policies and Estimates

In our annual report on Form 10-K for the year ended December 31, 2025, we identified our most critical accounting policies. In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments that are most critical in nature which are related to revenue recognition under long-term construction contracts, impairment of goodwill and other indefinite-lived intangible assets, inventory reserves, and income taxes. Our estimates are based on historical experience and on our future expectations that we believe are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

EXECUTIVE SUMMARY

For the first quarter ended March 31, 2026, the Company generated revenues of $2.05 billion, a decrease of two percent compared to the first quarter of 2025. Net income decreased $54 million, or $0.14 per diluted share, year-over-year to $19 million. The Company recorded $37 million within pre-tax Other Items during the first quarter of 2026 primarily related to a non-recurring stock-based compensation charge, severance and facility closures, and costs associated with streamlining our business operations. Operating profit was $47 million and adjusted operating profit was $85 million, compared to operating profit of $152 million and adjusted operating profit of $163 million in the first quarter of 2025. Adjusted EBITDA decreased $75 million year-over-year to $177 million, or 8.6 percent of sales.

Segment Performance

Energy Products and Services

Energy Products and Services generated revenues of $897 million in the first quarter of 2026, a decrease of 10 percent from the first quarter of 2025. Operating profit decreased $57 million from the prior year to $26 million, or 2.9 percent of sales, and included $8 million in pre-tax Other Items. Adjusted EBITDA decreased $49 million from the prior year to $96 million, or 10.7 percent of sales. Disruptions in the Middle East and lower global drilling activity more than offset strong performance from the segment’s drill bit and digital services business.

Energy Equipment

Energy Equipment generated revenues of $1.19 billion in the first quarter of 2026, an increase of four percent when compared to the first quarter of 2025. Operating profit decreased $41 million from the prior year to $93 million, or 7.8 percent of sales, and included $9 million in pre-tax Other Items. Adjusted EBITDA decreased $34 million from the prior year to $131 million, or 11.0 percent of sales. Strong execution on the segment’s backlog more than offset lower sales of aftermarket parts and services, which were impacted by war related disruptions in the Middle East. A less favorable sales mix and higher costs from the Middle East disruptions contributed to lower profitability.

New orders booked during the quarter totaled $520 million, an increase of $83 million when compared to the $437 million of new orders booked during the first quarter of 2025. Orders shipped from backlog were $650 million, representing a book-to-bill of 80 percent and an increase of $101 million when compared to the $549 million orders shipped and an 80 percent book-to-bill during the first quarter 2025. As of March 31, 2026, backlog for capital equipment orders for Energy Equipment totaled $4.23 billion, a decrease of $184 million from the first quarter of 2025.

Oil & Gas Equipment and Services Market and Outlook

Macroeconomic and geopolitical uncertainty remains elevated due to the conflict in the Middle East. Widespread damage to energy infrastructure and the closure of the Strait of Hormuz have materially tightened oil and gas fundamentals, causing volatility in global commodity markets and renewing focus on the need for energy security. Management believes reduced production capacity resulting from years of underinvestment in the oil and gas industry along with the growing need to diversify supply sources will spur renewed investment in upstream capacity and regional infrastructure needed to support more resilient supply. In this environment, management expects increased demand for the Company’s equipment and technology.

NOV remains focused on the development and commercialization of innovative products and services that lower the marginal cost and environmental footprint of energy production. The Company also remains focused on improving operational efficiency, simplifying processes, and allocating capital to opportunities where it believes it has competitive advantages, technology differentiation, and attractive return potential. Management believes this strategy will further strengthen the Company’s competitive position across market cycles.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy projects. Key industry indicators for the first quarter of 2026 and 2025, and the fourth quarter of 2025 include the following:

				% increase (decrease)
				1Q26 v	1Q26 v
	1Q26*	1Q25*	4Q25*	1Q25	4Q25
Active Drilling Rigs:
U.S.	548	588	548	(6.8)%	—%
Canada	201	216	185	(6.9)%	8.6%
International	1,083	1,098	1,066	(1.4)%	1.6%
Worldwide	1,832	1,902	1,799	(3.7)%	1.8%

West Texas Intermediate Crude Prices (per barrel)	$71.98	$71.84	$59.64	0.2%	20.7%

Natural Gas Prices ($/mmbtu)	$3.04	$4.15	$3.75	(26.7)%	(18.9)%

* Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended March 31, 2026, on a quarterly basis.

Industry Trends

Rig Counts and Oil Prices

2,000
1,750
1,500
1,250
1,000
750
500
250
-
Total Number of Rigs
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
West Texas Int. (Price per Barrel)

	1Q24	2Q24	3Q24	4Q24	1Q25	2Q25	3Q25	4Q25	1Q26
Total Rigs	2,017	1,918	1,946	1,912	1,902	1,778	1,798	1,799	1,832
Canada	209	137	209	195	216	129	178	185	201
US	623	602	586	586	588	571	540	548	548
International	1,185	1,179	1,151	1,131	1,098	1,078	1,080	1,066	1,083
W. TX Int. ($)	$77.56	$81.71	$76.24	$70.69	$71.84	$64.63	$65.74	$59.64	$71.98

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 2 percent (from 1,799 to 1,832) in the first quarter of 2026 when compared to the fourth quarter of 2025. The average per barrel price of West Texas Intermediate Crude Oil increased 21 percent (from $59.64 per barrel to $71.98 per barrel) and natural gas prices decreased 19 percent (from $3.75 per mmbtu to $3.04 per mmbtu) in the first quarter of 2026 compared to the fourth quarter of 2025.

On April 24, 2026, there were 674 rigs actively drilling in North America, comprised of U.S. and Canada, which decreased 10 percent from the first quarter average of 749 rigs. The price for West Texas Intermediate Crude Oil was $94.40 per barrel at April 24, 2026, an increase of 31 percent from the first quarter of 2026 average. The price for natural gas was $2.52 per mmbtu at April 24, 2026, a decrease of 17 percent from the first quarter of 2026 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue:
Energy Products and Services	$897	$992
Energy Equipment	1,190	1,146
Eliminations	(35)	(35)
Total revenue	$2,052	$2,103

Operating profit:
Energy Products and Services	$26	$83
Energy Equipment	93	134
Eliminations and corporate costs	(72)	(65)
Total operating profit	$47	$152

Energy Products and Services

three months ended March 31, 2026 and 2025. Revenue from Energy Products and Services was $897 million for the three months ended March 31, 2026, compared to $992 million for the three months ended March 31, 2025, a decrease of $95 million or 10 percent. Revenue was negatively impacted from the Middle East conflict, resulting in delayed deliveries of capital equipment, as well as a 7 percent reduction in North America rig count resulting in lower revenue in the region.

Operating profit from Energy Products and Services was $26 million for the three months ended March 31, 2026, compared to an operating profit of $83 million for the three months ended March 31, 2025, a decrease of $57 million. Profitability was impacted by reduced deliveries of capital equipment due to the conflict in the Middle East and decreased product sales from overall drilling levels, as well as higher tariffs and inflationary pressures for certain raw materials.

Energy Equipment

three months ended March 31, 2026 and 2025. Revenue from Energy Equipment was $1,190 million for the three months ended March 31, 2026, compared to $1,146 million for the three months ended March 31, 2025, an increase of $44 million or 4 percent. Strong execution on backlog for capital equipment more than offset a 12 percent decline in sales of aftermarket parts and services, which were negatively impacted by delivery delays resulting from logistics challenges in the Middle East.

Operating profit from Energy Equipment was $93 million for the three months ended March 31, 2026, compared to an operating profit of $134 million for the three months ended March 31, 2025, a decrease of $41 million. Profitability for the segment was impacted by a less favorable sales mix, rising freight costs, both primarily from the conflict in the Middle East.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4.23 billion at March 31, 2026, a decrease of $184 million from backlog of $4.41 billion at March 31, 2025. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders, supplier accelerations or delays, and the current uncertainty and conflict in the Middle East), the Company reasonably expects approximately 40 percent of backlog to become revenue during the rest of 2026 and the remainder thereafter. At March 31, 2026, approximately 58 percent of the capital equipment backlog was for offshore products and approximately 94 percent of the capital equipment backlog was destined for international markets.

Eliminations and corporate costs

Eliminations and corporate costs were $72 million for the three months ended March 31, 2026, compared to $65 million for the three months ended March 31, 2025.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations decreased 15 percent when compared to the first quarter of 2025 due to lower activity, while corporate costs increased 22 percent. Corporate costs included $20 million in pre-tax Other Items for the three months ended March 31, 2026, compared to $5 million for the three months ended March 31, 2025. Pre-tax Other Items in the current year primarily related to a non-recurring charge related to stock-based compensation and other restructuring costs.

Interest and financial costs and Interest income

Interest and financial costs were $22 million for each of the three months ended March 31, 2026 and 2025, remaining consistent year-over-year.

Interest income was $11 million for each of the three months ended March 31, 2026 and 2025, remaining consistent year-over-year.

Equity loss in unconsolidated affiliates

Equity loss in unconsolidated affiliates was $3 million and zero for the three months ended March 31, 2026, and 2025, respectively. Sales for our largest investment in unconsolidated affiliates declined 15 percent for the first quarter of 2026 when compared to the first quarter of 2025. The decline in sales is primarily due to pricing pressures for oil country tubular goods which led to lower profitability year-over-year.

Other income (expense), net

Other income (expense), net was $2 million for the three months ended March 31, 2026, compared to $(20) million for three months ended March 31, 2025. The change in expense was primarily due to larger foreign currency fluctuations in the prior year, particularly with the devaluation of the U.S. Dollar.

Provision for income taxes

The effective tax rate was 42.9% and 38.8% for the three months ended March 31, 2026, and 2025, respectively, as compared to the U.S. statutory tax rate of 21% for both periods. The effective tax rate for the three months ended March 31, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions and a shortfall related to previously recognized stock compensation deductibility. The effective tax rate for the three months ended March 31, 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, unfavorable adjustments related to changes in certain foreign currency exchange rates, a shortfall related to previously recognized stock compensation deductibility, and adjustments to the carrying value of deferred tax assets, partially offset by a benefit from withholding tax refunds received.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended
	March 31,		December 31,
	2026	2025	2025
Operating profit:
Energy Products and Services	$26	$83	$73
Energy Equipment	93	134	107
Eliminations and corporate costs	(72)	(65)	(88)
Total operating profit	$47	$152	$92

Operating profit %:
Energy Products and Services	2.9%	8.4%	7.4%
Energy Equipment	7.8%	11.7%	8.0%
Eliminations and corporate costs	—	—	—
Total operating profit %	2.3%	7.2%	4.0%

Pre-tax Other Items, net:
Energy Products and Services	$8	$5	$7
Energy Equipment	9	3	46
Corporate	20	5	33
Total pre-tax Other Items	$37	$13	$86

(Gain) loss on sales of fixed assets:
Energy Products and Services	$1	$(2)	$1
Energy Equipment	—	—	(2)
Corporate	—	—	—
Total (gain) loss on sales of fixed assets	$1	$(2)	$(1)

Adjusted operating profit:
Energy Products and Services	$35	$86	$81
Energy Equipment	102	137	151
Eliminations and corporate costs	(52)	(60)	(55)
Adjusted operating profit	$85	$163	$177

Depreciation & amortization:
Energy Products and Services	$61	$59	$59
Energy Equipment	29	28	29
Corporate	2	2	2
Total depreciation & amortization	$92	$89	$90

Adjusted EBITDA:
Energy Products and Services	$96	$145	$140
Energy Equipment	131	165	180
Eliminations and corporate costs	(50)	(58)	(53)
Total Adjusted EBITDA	$177	$252	$267

Adjusted EBITDA %:
Energy Products and Services	10.7%	14.6%	14.2%
Energy Equipment	11.0%	14.4%	13.5%
Eliminations and corporate costs	—	—	—
Total Adjusted EBITDA %	8.6%	12.0%	11.7%

	Three Months Ended
	March 31,		December 31,
	2026	2025	2025
Reconciliation of Adjusted operating profit and Adjusted EBITDA:
GAAP net income (loss) attributable to Company	$19	$73	$(78)
Noncontrolling interests	1	1	(3)
Provision for income taxes	15	47	147
Interest and financial costs	22	22	22
Interest income	(11)	(11)	(19)
Equity loss in unconsolidated affiliates	3	—	6
Other (income) expense, net	(2)	20	17
(Gain) loss on sales of fixed assets	1	(2)	(1)
Pre-tax Other Items, net	37	13	86
Adjusted operating profit	85	163	177
Depreciation and amortization	92	89	90
Total Adjusted EBITDA	$177	$252	$267

Liquidity and Capital Resources

Overview

At March 31, 2026, the Company had cash and cash equivalents of $1,342 million and total debt of $1,715 million. At December 31, 2025, cash and cash equivalents were $1,552 million and total debt was $1,718 million. As of March 31, 2026, approximately $839 million of the $1,342 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

On March 17, 2026, the Company extended the maturity date of the revolving credit facility by one additional year to September 12, 2030. The revolving credit facility has a borrowing capacity of $1.5 billion through September 12, 2030. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of March 31, 2026, the Company was in compliance with a debt-to-capitalization ratio of 24.0% and had no borrowings or letters of credits issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of March 31, 2026, the joint venture was in compliance and will not have future borrowings on the line of credit. As of March 31, 2026, the Company had $84 million in borrowings related to this line of credit. The Company has $11 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at March 31, 2026 included $42 million of amounts owed to current and former minority interest partners of NOV consolidated joint ventures, of which $16 million is due in the next twelve months.

The Company’s outstanding debt at March 31, 2026 also consisted of $1,092 million in 3.95% Senior Notes, maturing on December 1, 2042, and $497 million in 3.60% Senior Notes, maturing on December 1, 2029. The Company was in compliance with all covenants at March 31, 2026. Long-term lease liabilities totaled $524 million at March 31, 2026.

The Company had $1,040 million of outstanding letters of credit at March 31, 2026, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(26)	$135
Net cash used in investing activities	(64)	(81)
Net cash used in financing activities	(115)	(135)

Significant uses of cash during the first three months of 2026

•
Cash flows used in operating activities were $26 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $65 million.
•
Dividend payments to our shareholders were $33 million.
•
Share repurchases were $67 million.

Other

The effect of the change in exchange rates on cash flows was a decrease of $5 million for the first three months of 2026, and an increase of $8 million for the first three months of 2025.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the three months ended March 31, 2026, the Company repurchased approximately 3.5 million shares of common stock under its share repurchase program for an aggregate amount of $67 million. During the three months ended March 31, 2025, the Company repurchased 5.4 million shares of common stock under the program for an aggregate amount of $81 million. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

We may pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We continue to expect to fund future cash acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the revolving credit facility or new debt issuances, but may also issue additional equity either directly or in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to us.

Cautionary Note Regarding Forward-Looking Statements

This document contains, or has incorporated by reference, statements that are not historical facts, including estimates, projections, and statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements often contain words such as “may,” “can,” “likely,” “believe,” “plan,” “predict,” “potential,” “will,” “intend,” “think,” “should,” “expect,” “anticipate,” “estimate,” “forecast,” “expectation,” “goal,” “outlook,” “projected,” “projections,” “target,” and other similar words, although some such statements are expressed differently. Other oral or written statements we release to the public may also contain forward-looking statements. Forward-looking statements involve risk and uncertainties and reflect our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in such forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, challenges related to NOV’s operations in the Middle East, potential catastrophic events related to our operations, protection of intellectual property rights, compliance with laws, and worldwide economic activity, including matters related to recent Russian sanctions and changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. We undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our most recent Annual Report on Form 10-K, as updated in Part II, Item 1A of our most recent Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our most recent Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in such forward-looking statements, as well as additional disclosures we make in our press releases and other securities filings. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange gain in our income statement of $6 million in the first three months of 2026, compared to a $17 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $615 million and translation exposures totaling $421 million as of March 31, 2026. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $49 million and the translational exposures could affect other comprehensive income by $42 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At March 31, 2026, borrowings consisted of $1,092 million in 3.95% Senior Notes, $497 million in 3.60% Senior Notes, and other debt of $126 million. At March 31, 2026, there were no outstanding letters of credit issued under the Company’s revolving credit facility, resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $84 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2026	466,303	$16.73	466,303	$448,392,523
February 1 through February 28, 2026	1,558,908	19.89	680,660	434,820,602
March 1 through March 31, 2026	2,383,734	19.09	2,372,800	389,515,483
Total	4,408,945	$19.12	3,519,763

(1)
The total number of shares purchased includes 889,182 shares that were withheld from employees’ vesting of restricted stock grants, as required for income taxes, and retired.
(2)
On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on page 30.

INDEX TO EXHIBITS

(a)
Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation of NOV Inc. (1)

3.2	Amended and Restated Bylaws of NOV Inc. (2)

10.1	Form of Restricted Stock Unit Agreement (2026) (3)

10.2	Form of Performance Award Agreement (2026) (3)

31.1	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

31.2	Certification pursuant to Rule 13a-14a and Rule 15d-14(a) of the Securities and Exchange Act, as amended. (3)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

95	Mine Safety Information pursuant to section 1503 of the Dodd-Frank Act. (3)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: April 28, 2026	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)