Form 10-Q
period 2026-06-30
NOV Inc.
filed 2026-07-29
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 24, 2026 the registrant had 356,478,125 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,164	$1,552
Receivables, net	1,813	1,701
Inventories, net	1,947	1,799
Contract assets	666	596
Prepaid and other current assets	199	172
Total current assets	5,789	5,820
Property, plant and equipment, net	2,016	2,050
Lease right-of-use assets, operating	320	315
Lease right-of-use assets, financing	180	187
Deferred income taxes	342	358
Goodwill	1,584	1,582
Intangibles, net	438	455
Investment in unconsolidated affiliates	159	163
Other assets	371	361
Total assets	$11,199	$11,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858	$831
Accrued liabilities	781	822
Contract liabilities	596	565
Current portion of lease liabilities	100	101
Current portion of long-term debt	14	30
Accrued income taxes	41	57
Total current liabilities	2,390	2,406
Long-term debt	1,692	1,688
Lease liabilities	520	521
Deferred income taxes	83	93
Other liabilities	253	261
Total liabilities	4,938	4,969
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 357,299,308 and 360,803,354 shares issued and outstanding at June 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	8,270	8,361
Accumulated other comprehensive loss	(1,430)	(1,424)
Retained deficit	(639)	(673)
Total Company stockholders’ equity	6,205	6,268
Noncontrolling interests	56	54
Total stockholders’ equity	6,261	6,322
Total liabilities and stockholders’ equity	$11,199	$11,291

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,134	$2,188	$4,186	$4,291
Cost of revenue	1,613	1,742	3,286	3,398
Gross profit	521	446	900	893
Selling, general and administrative	328	303	660	598
Operating profit	193	143	240	295
Interest and financial costs	(21)	(22)	(43)	(44)
Interest income	8	10	19	21
Equity income (loss) in unconsolidated affiliates	(5)	1	(8)	1
Other expense, net	(18)	(17)	(16)	(37)
Net income before income taxes	157	115	192	236
Provision for income taxes	41	1	56	48
Net income	116	114	136	188
Net income attributable to noncontrolling interests	4	6	5	7
Net income attributable to Company	$112	$108	$131	$181
Net income attributable to Company per share:
Basic	$0.31	$0.29	$0.36	$0.48
Diluted	$0.31	$0.29	$0.36	$0.48
Cash dividends per share	$0.18	$0.285	$0.27	$0.36
Weighted average shares outstanding:
Basic	359	375	360	378
Diluted	362	376	364	380

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$116	$114	$136	$188
Currency translation adjustments	(5)	104	(3)	193
Changes in derivative financial instruments, net of tax	(4)	11	(5)	20
Changes in defined benefit plans, net of tax	1	1	2	1
Comprehensive income	108	230	130	402
Comprehensive income attributable to noncontrolling interests	4	6	5	7
Comprehensive income attributable to Company	$104	$224	$125	$395

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$136	$188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185	176
Deferred income taxes	5	14
Stock-based compensation	41	33
Other, net	3	50
Change in operating assets and liabilities, net of acquisitions:
Receivables	(111)	24
Inventories	(170)	(18)
Contract assets	(70)	(78)
Prepaid and other current assets	(27)	(3)
Accounts payable	27	(14)
Accrued liabilities	(60)	(120)
Contract liabilities	31	21
Income taxes payable	(15)	2
Other assets/liabilities, net	16	51
Net cash provided by (used in) operating activities	$(9)	$326
Cash flows from investing activities:
Purchases of property, plant and equipment	(146)	(167)
Business acquisitions, net of cash acquired	(13)	—
Proceeds from sales of fixed assets	45	5
Net cash used in investing activities	$(114)	$(162)
Cash flows from financing activities:
Payments against lines of credit and other debt	(13)	(13)
Cash dividends paid	(97)	(135)
Share repurchases	(130)	(150)
Financing leases	(16)	(14)
Other	(7)	(21)
Net cash used in financing activities	(263)	(333)
Effect of exchange rates on cash	(2)	19
Decrease in cash and cash equivalents	(388)	(150)
Cash and cash equivalents, beginning of period	1,552	1,230
Cash and cash equivalents, end of period	$1,164	$1,080
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$40	$42
Income taxes	$79	$86

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2025	361	$4	$8,361	$(1,424)	$(673)	$6,268	$54	$6,322
Net income	—	—	—	—	19	19	1	20
Other comprehensive income	—	—	—	2	—	2	—	2
Cash dividends, $0.09 per common share	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation	—	—	26	—	—	26	—	26
Common stock issued	3	—	—	—	—	—	—	—
Stock options exercised	1	—	15	—	—	15	—	15
Withholding taxes	(1)	—	(19)	—	—	(19)	—	(19)
Share repurchases	(4)	—	(67)	—	—	(67)	—	(67)
Other	—	—	1	—	—	1	1	2
Balance at March 31, 2026	360	$4	$8,317	$(1,422)	$(687)	$6,212	$56	$6,268
Net income	—	—	—	—	112	112	4	116
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Cash dividends, $0.18 per common share	—	—	—	—	(64)	(64)	—	(64)
Transactions with non-controlling interests	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	15	—	—	15	—	15
Stock options exercised	—	—	3	—	—	3	—	3
Share repurchases	(3)	—	(63)	—	—	(63)	—	(63)
Other	—	—	(2)	—	—	(2)	(1)	(3)
Balance at June 30, 2026	357	$4	$8,270	$(1,430)	$(639)	$6,205	$56	$6,261

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428
Net income	—	—	—	—	73	73	1	74
Other comprehensive income	—	—	—	98	—	98	—	98
Cash dividends, $0.075 per common share	—	—	—	—	(28)	(28)	—	(28)
Stock-based compensation	—	—	16	—	—	16	—	16
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(13)	—	—	(13)	—	(13)
Share repurchases	(5)	—	(81)	—	—	(81)	—	(81)
Other	(1)	—	(1)	—	—	(1)	1	—
Balance at March 31, 2025	378	$4	$8,546	$(1,527)	$(583)	$6,440	$54	$6,494
Net income	—	—	—	—	108	108	6	114
Other comprehensive income	—	—	—	116	—	116	—	116
Cash dividends, $0.285 per common share	—	—	—	—	(107)	(107)	—	(107)
Transactions with non-controlling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(6)	—	(69)	—	—	(69)	—	(69)
Other	1	—	(1)	—	—	(1)	(1)	(2)
Balance at June 30, 2025	373	$4	$8,493	$(1,411)	$(582)	$6,504	$54	$6,558

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	June 30, 2026	December 31, 2025
Raw materials and supplies	$487	$456
Work in process	221	217
Finished goods and purchased products	1,505	1,387
	2,213	2,060
Less: Inventory reserve	(266)	(261)
Total	$1,947	$1,799

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	June 30, 2026	December 31, 2025
Compensation	$236	$278
Vendor costs	160	165
Taxes (non-income)	98	102
Warranties	58	68
Insurance	57	46
Commissions	18	15
Derivatives	15	4
Interest	11	10
Other	128	134
Total	$781	$822

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2025	$(1,375)	$2	$(51)	$(1,424)
Accumulated other comprehensive loss before reclassifications	(3)	—	—	(3)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	2	(3)
Balance at June 30, 2026	$(1,378)	$(3)	$(49)	$(1,430)

The components of amounts reclassified from accumulated other comprehensive loss during the three and six months ended June 30, 2026 represent gains and losses reclassified on cash flow hedges when the hedged transaction occurs (see Note 11 to the Consolidated Financial Statements for further discussion) and the amortization of net actuarial gains and losses, prior service credits, settlements, and curtailments, which are included in the computation of net periodic pension cost.

5. Segments

The Company has two reportable segments, Energy Equipment and Energy Products and Services, based on the products and services provided, customer base, and operating environment. These reportable segments are determined as those businesses for which results are reviewed regularly by our Chief Executive Officer, who is identified as the Chief Operating Decision Maker (“CODM”), in allocating resources and assessing performance.

The following tables present financial data by business segment (in millions):

	Three Months Ended June 30,
	2026		2025
	Energy Equipment	Energy Products and Services	Energy Equipment	Energy Products and Services
Revenue from external customers	$1,198	$936	$1,190	$998
Intersegment revenue	20	38	17	27
Total revenue	1,218	974	1,207	1,025

Less significant segment expenses:
Cost of revenue	878	701	918	753
Selling, general, and administrative	140	129	131	126
Depreciation and amortization	28	63	28	57
Gain on sales of fixed assets	(7)	(13)	(1)	—
Total significant segment expenses	$1,039	$880	$1,076	$936
Other segment items (1)	2	9	9	6
Segment operating profit	$177	$85	$122	$83

	Three Months Ended June 30,
	2026				2025
	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total
Segment operating profit	$177	$85	$—	$262	$122	$83	$—	$205
Corporate and other unallocated (3)	—	—	(69)	(69)	—	—	(62)	(62)
Interest and financial costs	—	—	(21)	(21)	—	—	(22)	(22)
Interest income	—	—	8	8	—	—	10	10
Equity income (loss) in unconsolidated affiliates	2	(7)	—	(5)	(1)	2	—	1
Other expenses, net	—	—	(18)	(18)	—	—	(17)	(17)
Income before income taxes	$179	$78	$(100)	$157	$121	$85	$(91)	$115

Other segment information:
Capital expenditures	$21	$59	$1	$81	$33	$48	$2	$83

	Six Months Ended June 30,
	2026		2025
	Energy Equipment	Energy Products and Services	Energy Equipment	Energy Products and Services
Revenue from external customers	$2,377	$1,809	$2,322	$1,969
Intersegment revenue	31	62	31	48
Total revenue	2,408	1,871	2,353	2,017

Less significant segment expenses:
Cost of revenue	1,803	1,371	1,779	1,475
Selling, general, and administrative	274	260	251	251
Depreciation and amortization	57	124	56	116
Goodwill and long-lived asset impairment	—	—	—	—
Gain on sales of fixed assets	(7)	(12)	(1)	(2)
Total significant segment expenses	$2,127	$1,743	$2,085	$1,840
Other segment items (1)	11	17	12	11
Segment operating profit	$270	$111	$256	$166

	Six Months Ended June 30,
	2026				2025
	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total
Segment operating profit	$270	$111	$—	$381	$256	$166	$—	$422
Corporate and other unallocated (3)	—	—	(141)	(141)	—	—	(127)	(127)
Interest and financial costs	—	—	(43)	(43)	—	—	(44)	(44)
Interest income	—	—	19	19	—	—	21	21
Equity income (loss) in unconsolidated affiliates	4	(12)	—	(8)	3	(2)	—	1
Other expenses, net	—	—	(16)	(16)	—	—	(37)	(37)
Income before income taxes	$274	$99	$(181)	$192	$259	$164	$(187)	$236

Other segment information:
Capital expenditures	$37	$106	$3	$146	$66	$97	$4	$167
Investment in unconsolidated affiliates	$9	$145	$5	$159	$9	$169	$—	$178
Goodwill	$777	$807	$—	$1,584	$816	$807	$—	$1,623
Intangibles, net	$124	$314	$—	$438	$129	$367	$—	$496
Total assets	$4,765	$5,053	$1,381	$11,199	$4,966	$5,152	$1,245	$11,363
(1)
Other segment items represent amounts necessary to reconcile segment revenue less significant expenses categories to segment operating profit and include items such as restructuring charges, other non-recurring items, and amounts not regularly reviewed by the CODM.
(2)
Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations and corporate costs include intercompany transactions conducted between the two reporting segments and with Corporate that are eliminated in consolidation, as well as corporate costs not allocated to the segments. Intercompany transactions within each reporting segment are eliminated within each reporting segment. Also included in the eliminations and corporate costs column are capital expenditures and total assets related to corporate. Corporate assets consist primarily of cash, fixed assets, and right-of-use assets.
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

In the table below, North America includes only the U.S. and Canada:

	Three Months Ended June 30,
	2026				2025
		Energy				Energy
	Energy	Products			Energy	Products
	Equipment	and Services	Eliminations	Total	Equipment	and Services	Eliminations	Total
North America	$213	$565	$—	$778	$271	$570	$—	$841
International	985	371	—	1,356	919	428	—	1,347
Intersegment revenue	20	38	(58)	—	17	27	(44)	—
	$1,218	$974	$(58)	$2,134	$1,207	$1,025	$(44)	$2,188

Land	$397	$713	$—	$1,110	$418	$737	$—	$1,155
Offshore	801	223	—	1,024	772	261	—	1,033
Intersegment revenue	20	38	(58)	—	17	27	(44)	—
	$1,218	$974	$(58)	$2,134	$1,207	$1,025	$(44)	$2,188

	Six Months Ended June 30,
	2026				2025
		Energy				Energy
	Energy	Products			Energy	Products
	Equipment	and Services	Elims.	Total	Equipment	and Services	Elims.	Total
North America	$450	$1,083	$—	$1,533	$532	$1,121	$—	$1,653
International	1,927	726	—	2,653	1,790	848	—	2,638
Intersegment revenue	31	62	(93)	—	31	48	(79)	—
	$2,408	$1,871	$(93)	$4,186	$2,353	$2,017	$(79)	$4,291

Land	$745	$1,386	$—	$2,131	$819	$1,492	$—	$2,311
Offshore	1,632	423	—	2,055	1,503	477	—	1,980
Intersegment revenue	31	62	(93)	—	31	48	(79)	—
	$2,408	$1,871	$(93)	$4,186	$2,353	$2,017	$(79)	$4,291

In the table below, the revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services. The revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products.

	Three Months Ended June 30,
	2026	2025
Energy Equipment:
Capital equipment	$751	$733
Aftermarket	447	457
Intersegment revenue	20	17
Total	1,218	1,207

Energy Products and Services:
Services & rental	$494	$501
Capital equipment	282	335
Product sales	160	162
Intersegment revenue	38	27
Total	974	1,025

Eliminations	(58)	(44)

Total consolidated	$2,134	$2,188

	Six Months Ended June 30,
	2026	2025
Energy Equipment:
Capital equipment	$1,497	$1,374
Aftermarket	880	948
Intersegment revenue	31	31
Total	2,408	2,353

Energy Products and Services:
Services & rental	$967	$1,008
Capital equipment	534	623
Product sales	308	338
Intersegment revenue	62	48
Total	1,871	2,017

Eliminations	(93)	(79)

Total consolidated	$4,186	$4,291

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was not material for the six months ended June 30, 2026.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,443 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders, supplier accelerations or delays, and the current uncertainty and conflict in the Middle East, the Company expects to recognize approximately $1,071 million in revenue for the remaining performance obligations in the remainder of 2026, $1,588 million in 2027, $586 million in 2028, and $1,198 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the three and six months ended June 30, 2026 and 2025.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2025	$596	$565
Billings	(910)	689
Revenue recognized	1,023	(634)
Currency translation adjustments and other	(43)	(24)
Balance at June 30, 2026	$666	$596

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, have generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of June 30, 2026, the allowance for credit losses on accounts receivable and contract assets totaled $52 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2025	$64
Provision for expected credit losses	2
Recoveries collected	(8)
Write-offs	(11)
Reclass for long-term receivables	8
Other	(3)
Balance at June 30, 2026	$52

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

Components of leases are as follows (in millions):

	June 30, 2026	December 31, 2025
Current portion of lease liabilities:
Operating	$70	$71
Financing	30	30
Total	$100	$101
Long-term portion of lease liabilities:
Operating	$293	$289
Financing	227	232
Total	$520	$521

8. Debt

Debt consists of (in millions):

	June 30, 2026	December 31, 2025
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,092	$1,092
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	497	497
Other debt	117	129
Total debt	1,706	1,718
Less current portion	14	30
Long-term debt	$1,692	$1,688

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2030. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of June 30, 2026, the Company was in compliance with a debt-to-capitalization ratio of 23.9% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2026, the joint venture was in compliance and will not have future borrowings on the line of credit. As of June 30, 2026, the Company had $78 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $12 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at June 30, 2026 included $38 million of amounts owed to current minority interest partners of NOV consolidated joint ventures, of which $2 million is due in the next twelve months.

The Company had $909 million of outstanding letters of credit at June 30, 2026, primarily in the United States and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At June 30, 2026 and December 31, 2025, the fair value of the Company’s unsecured Senior Notes approximated $1,345 million and $1,353 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the GAAP fair value hierarchy and is based on quoted prices for those of similar instruments. At June 30, 2026 and December 31, 2025, the carrying value of the Company’s unsecured Senior Notes approximated $1,589 million at both reporting dates.

9. Income Taxes

The effective tax rate for the three and six months ended June 30, 2026 was 26.1% and 29.2%, respectively, compared to 0.9% and 20.3% for the same period in 2025. The U.S. statutory tax rate was 21% for all periods. The effective tax rate for the three months ended June 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, partially offset by the release of previously recorded reserves for unrecognized tax benefits and adjustments to prior year taxes. The effective tax rate for the six months ended June 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions and a shortfall related to previously recognized stock compensation deductibility, partially offset by the release of previously recorded reserves for unrecognized tax benefits and adjustments to prior year taxes. The effective tax rate for the six months ended June 30, 2025 was positively impacted by the release of previously recorded reserves for unrecognized tax benefits of $58 million, partially offset by an increase to reserves for unrecognized tax benefits of $23 million, unfavorable adjustments related to the carrying value of deferred tax assets of $14 million, changes in certain foreign currency exchange rates of $4 million, and a mix of earnings in higher tax rate jurisdictions.

10. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022 and May 20, 2025. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 70.9 million. At June 30, 2026, approximately 13.7 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”); however, the Company is no longer granting new awards under the Former Plan.

On May 20, 2026, under the NOV Plan, the Company granted 75,656 restricted stock units (“RSUs”) with a fair value of $21.15 per share. The awards were granted to non-employee members of the board of directors and vest on the first anniversary of the grant date.

Total expense for all stock-based compensation arrangements was $15 million and $41 million for the three and six months ended June 30, 2026, respectively, and $17 million and $33 million for the three and six months ended June 30, 2025, respectively.

The total income tax expense (benefit) recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $(2) million for each of the three and six months ended June 30, 2026, respectively, and $(3) million and $6 million for the three and six months ended 2025, respectively.

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

Forward currency contracts consist of (in millions):

		Currency Denomination
Currency		June 30, 2026	December 31, 2025
South Korean Won	KRW	37,280	49,790
Norwegian Krone	NOK	2,118	2,756
U.S. Dollar	USD	875	827
Euro	EUR	166	190
Japanese Yen	JPY	31	569
Singapore Dollar	SGD	13	18
British Pound Sterling	GBP	—	3

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

The Company expects accumulated other comprehensive loss of $2 million will be reclassified into earnings within the next twelve months.

Non-designated Hedging Strategy

The Company enters into forward exchange contracts to hedge certain nonfunctional currency monetary accounts. The gain or loss on the derivative instrument is recognized in earnings in “other expense, net”, together with the changes in the hedged nonfunctional monetary accounts.

The amount of gain (loss) recognized in “other expense, net” was $(1) million for both the three and six months ended June 30, 2026, compared to $13 million and $16 million for the three and six months ended June 30, 2025, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets	$3	$3	Accrued liabilities	$7	$1
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Designated total		$3	$3		$7	$1

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets	$3	$2	Accrued liabilities	$8	$3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Non-designated total		$3	$2		$8	$3

Total		$6	$5		$15	$4

12. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Company	$112	$108	$131	$181
Denominator:
Basic—weighted average common shares outstanding	359	375	360	378
Dilutive effect of employee stock options and other unvested stock awards	3	1	4	2
Diluted—weighted average common shares outstanding	362	376	364	380

Net income attributable to Company per share:
Basic	$0.31	$0.29	$0.36	$0.48
Diluted	$0.31	$0.29	$0.36	$0.48

Cash dividends per share	$0.18	$0.285	$0.27	$0.36

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and six months ended June 30, 2026 and 2025, respectively.

The Company had stock options and restricted shares outstanding that were anti-dilutive totaling 6 million and 7 million shares for the three and six months ended June 30, 2026, compared to 19 million and 16 million shares for the three and six months ended June 30, 2025.

13. Cash Dividends

Cash dividends were $64 million and $97 million for the three and six months ended June 30, 2026, compared to $107 million and $135 million for the three and six months ended June 30, 2025. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three and six months ended June 30, 2026, the Company repurchased approximately 3.2 million shares of common stock under the program for an aggregate amount of $63 million and 6.7 million shares of common stock under the program for an aggregate amount of $130 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased approximately 5.5 million shares of common stock under the program for an aggregate amount of $69 million, and 10.9 million shares of common stock under the program for an aggregate amount of $150 million, respectively.

15. Commitments and Contingencies

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. As of June 30, 2026, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. The litigation process and the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, cash flows or results of operations.

Developments in global trade policy, including tariffs, geopolitical tensions, sanctions, and regulatory changes, have impacted and may continue to influence our operations. In February 2026, the U.S. Supreme Court determined that certain tariffs were unlawful, effectively nullifying the legal basis for some incremental tariffs implemented since February 2025 and sending related cases back to the Court of International Trade. In response, the U.S. administration introduced new tariffs under different authorities, increasing uncertainty around the scope, duration, and potential changes to current and future tariffs, as well as the risk of retaliatory measures. We have submitted Consolidated Administration and Processing of Entries (“CAPE”) Declarations for International Emergency Economic Powers Act (“IEEPA”) duty refunds and are closely monitoring developments to better understand the government’s next steps. For the three months ended June 30, 2026, we have recorded a benefit of approximately $40 million, within “Cost of revenue” in the Consolidated Statements of Income to reflect any benefit from such refunds, of which we have received $17 million through June 30, 2026. The remaining outstanding balance is reported within “Receivables, net” in the Consolidated Balance Sheets.

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers (the “License Agreements”). To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each License Agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The license agreements provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they claim to not manufacture products covered by the unexpired patents. Some of these companies stopped making payments upon expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped making payments. The Company has sued asserting that failure to pay the royalties is a breach of the License Agreements. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the License Agreements. The licensees have responded with a number of alleged defenses and requests for declaratory judgment all focused on avoiding the payments called for under the License Agreements. The parties’ legal filings to date can be found in the following cases: Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., No. 4:23-cv-00730; Halliburton Energy Services, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789; and Grant Prideco, Inc., et al. v. Baker Hughes Oilfield Operations Inc., et al., No. 4:25-cv-03459, all in the United States District Court for the Southern District of Texas. We have also subsequently initiated litigation against Taurex Drill Bits. The legal filings to date for that proceeding can be found in the case Grant Prideco, Inc., et al. v. Taurex Drill Bits, L.L.C., No. 25-BC11B-0065, in the Eleventh Business Court Division for Harris County, Texas. On September 29, 2025, and October 7, 2025, in the lawsuits against Halliburton, Ulterra and Varel, the district court issued rulings, the effect of which is that NOV cannot collect royalties under the License Agreements after the date each licensee stopped making royalty payments. NOV believes the court’s ruling is incorrect and is appealing the court’s decision, which can be found in the case: Halliburton Energy Services, Inc. v. Grant Prideco, Inc. et al., Nos. 26-1256, 26-1266, In the United States Court of Appeals for the Federal Circuit. The Company continues to strongly believe that the royalties for which it has sued are due and owing pursuant to the terms of the License Agreements. Of course, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. As of June 30, 2026, royalty receivables of $140 million, net of related reserves of $78 million and the remaining timing related discount of $40 million, are included in “Other assets” on the Consolidated Balance Sheets. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the collectability of the receivables in accordance with the allowance for credit losses policy described in Note 6.

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

EXECUTIVE SUMMARY

For the second quarter ended June 30, 2026, the Company generated revenues of $2.13 billion, an increase of four percent sequentially and a decrease of two percent compared to the second quarter of 2025. Net income increased $4 million, or $0.02 per diluted share, year-over-year to $112 million. Operating profit was $193 million, or 9.0 percent of sales, an increase of 35 percent versus the second quarter of 2025. Adjusted operating profit was $190 million, an increase of 15 percent versus the second quarter of 2025. Adjusted EBITDA increased $31 million year-over-year to $283 million, or 13.3 percent of sales. Second quarter 2026 Adjusted operating profit and Adjusted EBITDA include a benefit of approximately $40 million related to tariff refunds.

Segment Performance

Energy Equipment

Energy Equipment generated revenues of $1.22 billion in the second quarter of 2026, an increase of one percent from the second quarter of 2025. Operating profit increased $55 million from the prior year to $177 million, or 14.5 percent of sales, and included $2 million in pre-tax Other Items and a $7 million gain on sales of fixed assets. Adjusted EBITDA increased $42 million from the prior year to $200 million, or 16.4 percent of sales, and includes a benefit of approximately $14 million related to tariff refunds. Strong execution on offshore production projects nearing completion and a more favorable sales mix drove the improvement in revenue and profitability.

New orders booked during the quarter totaled $474 million, an increase of $54 million when compared to the $420 million of new orders booked during the second quarter of 2025. Orders shipped from backlog were $638 million, representing a book-to-bill of 74 percent and an increase of $6 million when compared to the $632 million orders shipped and a 66 percent book-to-bill during the second quarter 2025. As of June 30, 2026, backlog for capital equipment orders for Energy Equipment totaled $4.08 billion, a decrease of $220 million from June 30, 2025.

Energy Products and Services

Energy Products and Services generated revenues of $974 million in the second quarter of 2026, a decrease of five percent from the second quarter of 2025. Operating profit increased $2 million from the prior year to $85 million, or 8.7 percent of sales, and included $9 million in pre-tax Other Items and a $13 million gain on sales of fixed assets. Adjusted EBITDA decreased $2 million from the prior year to $144 million, or 14.8 percent of sales, and includes a benefit of approximately $26 million related to tariff refunds. Market share gains by the segment’s drill bit and artificial lift operations and continued growth in digital services were more than offset by lower capital equipment sales, despite orders booked in the first half of 2026 that are expected to support higher shipments in the second half of the year.

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

NOV remains focused on the development and commercialization of innovative products and services that lower the marginal cost and environmental footprint of energy production. The Company also remains focused on improving operational efficiency, simplifying processes, and allocating capital to opportunities where it believes it has competitive advantages, technology differentiation, and the ability to generate attractive returns. Management believes this strategy will further strengthen the Company’s competitive position across market cycles and create value for shareholders.

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy projects. Key industry indicators for the second quarter of 2026 and 2025, and the first quarter of 2026 include the following:

				% increase (decrease)
				2Q26 v	2Q26 v
	2Q26*	2Q25*	1Q26*	2Q25	1Q26
Active Drilling Rigs:
U.S.	554	571	548	(3.0)%	1.1%
Canada	150	129	201	16.3%	(25.4)%
International	1,056	1,078	1,083	(2.0)%	(2.5)%
Worldwide	1,760	1,778	1,832	(1.0)%	(3.9)%

West Texas Intermediate Crude Prices (per barrel)	$95.75	$64.63	$71.98	48.2%	33.0%

Natural Gas Prices ($/mmbtu)	$2.95	$3.19	$4.79	(7.5)%	(38.4)%

* Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended June 30, 2026, on a quarterly basis.

Industry Trends

Rig Counts and Oil Prices

2,250
2,000
1,750
1,500
1,250
1,000
750
500
250
-
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
Total Number of Rigs
West Texas Int. (Price per Barrel)

	2Q24	3Q24	4Q24	1Q25	2Q25	3Q25	4Q25	1Q26	2Q26
Total Rigs	1,918	1,946	1,912	1,902	1,778	1,798	1,799	1,832	1,760
Canada	137	209	195	216	129	178	185	201	150
US	602	586	586	588	571	540	548	548	554
International	1,179	1,151	1,131	1,098	1,078	1,080	1,066	1,083	1,056
W. TX Int. ($)	$81.71	$76.24	$70.69	$71.84	$64.63	$65.74	$59.64	$71.98	$95.75

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count decreased 4 percent (from 1,832 to 1,760) in the second quarter of 2026 when compared to the first quarter of 2026. The average per barrel price of West Texas Intermediate Crude Oil increased 33 percent (from $71.98 per barrel to $95.75 per barrel) and natural gas prices decreased 38 percent (from $4.79 per mmbtu to $2.95 per mmbtu) in the second quarter of 2026 compared to the first quarter of 2026.

On July 24, 2026, there were 791 rigs actively drilling in North America, comprised of U.S. and Canada, which increased 12 percent from the second quarter average of 704 rigs. The price for West Texas Intermediate Crude Oil was $89.31 per barrel at July 24, 2026, a decrease of 7 percent from the second quarter of 2026 average. The price for natural gas was $2.89 per mmbtu at July 24, 2026, a decrease of 2 percent from the second quarter of 2026 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Energy Equipment	$1,218	$1,207	$2,408	$2,353
Energy Products and Services	974	1,025	1,871	2,017
Eliminations	(58)	(44)	(93)	(79)
Total revenue	$2,134	$2,188	$4,186	$4,291

Operating profit:
Energy Equipment	$177	$122	$270	$256
Energy Products and Services	85	83	111	166
Eliminations and corporate costs	(69)	(62)	(141)	(127)
Total operating profit	$193	$143	$240	$295

Energy Equipment

three and six months ended June 30, 2026 and 2025. Revenue from Energy Equipment was $1,218 million for the three months ended June 30, 2026, compared to $1,207 million for the three months ended June 30, 2025, an increase of $11 million or 1 percent. For the six months ended June 30, 2026, revenue was $2,408 million compared to $2,353 million for the six months ended June 30, 2025, an increase of $55 million or 2 percent. Revenue remained relatively flat when compared to the prior year with higher sales of production related capital equipment, mostly offset by lower revenue from aftermarket parts and services.

Operating profit from Energy Equipment was $177 million for the three months ended June 30, 2026, compared to an operating profit of $122 million for the three months ended June 30, 2025, an increase of $55 million. Strong execution on offshore production equipment projects nearing completion, a more favorable sales mix, and a benefit of approximately $14 million related to tariff refunds drove the improvement in profitability for the three months ended June 30, 2026 when compared to the same period of the prior year. For the six months ended June 30, 2026, operating profit was $270 million compared to $256 million for the six months ended June 30, 2025, an increase of $14 million. Strong execution on offshore production related equipment projects, partially offset by disruptions in the Middle East during the first quarter of 2026, led to improved profitability for the six months ended June 30, 2026 when compared to the same period of the prior year.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $4.08 billion at June 30, 2026, a decrease of $220 million from backlog of $4.30 billion at June 30, 2025. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders, supplier accelerations or delays, and the current uncertainty and conflict in the Middle East), the Company reasonably expects approximately 29 percent of backlog to become revenue during the rest of 2026 and the remainder thereafter. At June 30, 2026, approximately 57 percent of the capital equipment backlog was for offshore products and approximately 94 percent of the capital equipment backlog was destined for international markets.

Energy Products and Services

three and six months ended June 30, 2026 and 2025. Revenue from Energy Products and Services was $974 million for the three months ended June 30, 2026, compared to $1,025 million for the three months ended June 30, 2025, a decrease of $51 million or 5 percent. For the six months ended June 30, 2026, revenue was $1,871 million compared to $2,017 million for the six months ended June 30, 2025, a decrease of $146 million or 7 percent. Revenue declines were primarily driven by a decrease in capital equipment sales which were impacted by the conflict in the Middle East, partially offset by market share gains from the segment’s drill bit and artificial lift operations, and continued growth in digital services.

Operating profit from Energy Products and Services was $85 million for the three months ended June 30, 2026, compared to an operating profit of $83 million for the three months ended June 30, 2025, an increase of $2 million. For the six months ended June 30, 2026, operating profit was $111 million compared to $166 million for the six months ended June 30, 2025, a decrease of $55 million. Lower net tariff costs, which includes a benefit of approximately $26 million related to tariff refunds in the current quarter, helped profitability remain relatively flat for the three months ended June 30, 2026 when compared to the prior year, while lower capital equipment sales reduced manufacturing plant absorption and impacted profitability for the six months ended June 30, 2026 when compared to the same period of the prior year.

Eliminations and corporate costs

Eliminations and corporate costs were $69 million and $141 million for the three and six months ended June 30, 2026, compared to $62 million and $127 million for the three and six months ended June 30, 2025.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations increased 21 percent when compared to the second quarter of 2025 due to higher activity, and remained relatively flat on a year-to-date basis.

Corporate costs remained relatively flat compared to the second quarter of 2025, while corporate costs increased 14 percent on a year-to-date basis primarily due to a non-recurring charge related to stock-based compensation during the first quarter of 2026 and other restructuring costs.

Interest and financial costs and Interest income

Interest and financial costs were $21 million and $43 million for the three and six months ended June 30, 2026, compared to $22 million and $44 million for the three and six months ended June 30, 2025, remaining relatively consistent year-over-year.

Interest income was $8 million and $19 million for the three and six months ended June 30, 2026, compared to $10 million and $21 million for the three and six months ended June 30, 2025, remaining relatively consistent year-over-year.

Equity income (loss) in unconsolidated affiliates

Equity income (loss) in unconsolidated affiliates was $(5) million and $(8) million for the three and six months ended June 30, 2026, compared to $1 million for each of the three and six months ended June 30, 2025. Sales for our largest investment in unconsolidated affiliates declined 29 percent for the second quarter of 2026 when compared to the second quarter of 2025. For the six months ended June 30, 2026, sales declined 22 percent year-over-year. The decline in sales is primarily due to pricing pressures for oil country tubular goods which led to lower profitability year-over-year.

Other expense, net

Other expense, net was $18 million and $16 million for the three and six months ended June 30, 2026, compared to $17 million and $37 million for three and six months ended June 30, 2025. The change in expense was primarily due to larger foreign currency fluctuations in the prior year, particularly with the devaluation of the U.S. Dollar.

Provision for income taxes

The effective tax rate for the three and six months ended June 30, 2026 was 26.1% and 29.2%, respectively, compared to 0.9% and 20.3% for the same period of 2025. The U.S. statutory tax rate was 21% for all periods. The effective tax rate for the three months ended June 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, partially offset by the release of previously recorded reserves for unrecognized tax benefits and adjustments to prior year taxes. The effective tax rate for the six months ended June 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions and a shortfall related to previously recognized stock compensation deductibility, partially offset by the release of previously recorded reserves for unrecognized tax benefits and adjustments to prior year taxes. The effective tax rate for the six months ended June 30, 2025 was positively impacted by the release of previously recorded reserves for unrecognized tax benefits of $58 million, partially offset by an increase to reserves for unrecognized tax benefits of $23 million, unfavorable adjustments related to the carrying value of deferred tax assets of $14 million, changes in certain foreign currency exchange rates of $4 million, and a mix of earnings in higher tax rate jurisdictions.

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

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2026	2025	2026	2026	2025
Operating profit:
Energy Equipment	$177	$122	$93	$270	$256
Energy Products and Services	85	83	26	111	166
Eliminations and corporate costs	(69)	(62)	(72)	(141)	(127)
Total operating profit	$193	$143	$47	$240	$295

Operating profit %:
Energy Equipment	14.5%	10.1%	7.8%	11.2%	10.9%
Energy Products and Services	8.7%	8.1%	2.9%	5.9%	8.2%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	9.0%	6.5%	2.3%	5.7%	6.9%

Pre-tax Other Items, net:
Energy Equipment	$2	$9	$9	$11	$12
Energy Products and Services	9	6	8	17	11
Corporate	6	4	20	26	9
Total pre-tax Other Items	$17	$19	$37	$54	$32

(Gain) loss on sales of fixed assets:
Energy Equipment	$(7)	$(1)	$—	$(7)	$(1)
Energy Products and Services	(13)	—	1	(12)	(2)
Corporate	—	4	—	—	4
Total (gain) loss on sales of fixed assets	$(20)	$3	$1	$(19)	$1

Adjusted operating profit:
Energy Equipment	$172	$130	$102	$274	$267
Energy Products and Services	81	89	35	116	175
Eliminations and corporate costs	(63)	(54)	(52)	(115)	(114)
Adjusted operating profit	$190	$165	$85	$275	$328

Depreciation & amortization:
Energy Equipment	$28	$28	$29	$57	$56
Energy Products and Services	63	57	61	124	116
Corporate	2	2	2	4	4
Total depreciation & amortization	$93	$87	$92	$185	$176

Adjusted EBITDA:
Energy Equipment	$200	$158	$131	$331	$323
Energy Products and Services	144	146	96	240	291
Eliminations and corporate costs	(61)	(52)	(50)	(111)	(110)
Total Adjusted EBITDA	$283	$252	$177	$460	$504

Adjusted EBITDA %:
Energy Equipment	16.4%	13.1%	11.0%	13.7%	13.7%
Energy Products and Services	14.8%	14.2%	10.7%	12.8%	14.4%
Eliminations and corporate costs	—	—	—	—	—
Total Adjusted EBITDA %	13.3%	11.5%	8.6%	11.0%	11.7%

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2026	2025	2026	2026	2025
Reconciliation of Adjusted operating profit and Adjusted EBITDA:
GAAP net income attributable to Company	$112	$108	$19	$131	$181
Noncontrolling interests	4	6	1	5	7
Provision for income taxes	41	1	15	56	48
Interest and financial costs	21	22	22	43	44
Interest income	(8)	(10)	(11)	(19)	(21)
Equity (income) loss in unconsolidated affiliates	5	(1)	3	8	(1)
Other (income) expense, net	18	17	(2)	16	37
(Gain) loss on sales of fixed assets	(20)	3	1	(19)	1
Pre-tax Other Items, net	17	19	37	54	32
Adjusted operating profit	190	165	85	275	328
Depreciation and amortization	93	87	92	185	176
Total Adjusted EBITDA	$283	$252	$177	$460	$504

Liquidity and Capital Resources

Overview

At June 30, 2026, the Company had cash and cash equivalents of $1,164 million and total debt of $1,706 million. At December 31, 2025, cash and cash equivalents were $1,552 million and total debt was $1,718 million. As of June 30, 2026, approximately $747 million of the $1,164 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2030. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of June 30, 2026, the Company was in compliance with a debt-to-capitalization ratio of 23.9% and had no borrowings or letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of June 30, 2026, the joint venture was in compliance and will not have future borrowings on the line of credit. As of June 30, 2026, the Company had $78 million in borrowings related to this line of credit. The Company has $12 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at June 30, 2026 included $38 million of amounts owed to current minority interest partners of NOV consolidated joint ventures, of which $2 million is due in the next twelve months.

The Company’s outstanding debt at June 30, 2026 also consisted of $1,092 million in 3.95% Senior Notes, maturing on December 1, 2042, and $497 million in 3.60% Senior Notes, maturing on December 1, 2029. The Company was in compliance with all covenants at June 30, 2026. Long-term lease liabilities totaled $520 million at June 30, 2026.

The Company had $909 million of outstanding letters of credit at June 30, 2026, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(9)	$326
Net cash used in investing activities	(114)	(162)
Net cash used in financing activities	(263)	(333)

Significant uses of cash during the first six months of 2026

•
Cash flows used in operating activities were $9 million, primarily driven by changes in the primary components of our working capital (receivables, inventories, accounts payable, and accrued liabilities).
•
Capital expenditures were $146 million.
•
Dividend payments to our shareholders were $97 million.
•
Share repurchases were $130 million.

Other

The effect of the change in exchange rates on cash flows was a decrease of $2 million for the first six months of 2026, and an increase of $19 million for the first six months of 2025.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the three and six months ended June 30, 2026, the Company repurchased approximately 3.2 million shares of common stock under the program for an aggregate amount of $63 million and 6.7 million shares of common stock under the program for an aggregate amount of $130 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased approximately 5.5 million shares of common stock under the program for an aggregate amount of $69 million, and 10.9 million shares of common stock under the program for an aggregate amount of $150 million, respectively. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $11 million in the first six months of 2026, compared to a $31 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $592 million and translation exposures totaling $430 million as of June 30, 2026. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $47 million and the translational exposures could affect other comprehensive income by $43 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At June 30, 2026, borrowings consisted of $1,092 million in 3.95% Senior Notes, $497 million in 3.60% Senior Notes, and other debt of $117 million. At June 30, 2026, there were no outstanding letters of credit issued under the Company’s revolving credit facility, resulting in $1.5 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $78 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2026	1,401,844	$19.13	1,401,662	$362,703,607
May 1 through May 31, 2026	627,826	20.37	625,823	349,955,114
June 1 through June 30, 2026	1,177,015	19.85	1,177,015	326,593,050
Total	3,206,685	$19.64	3,204,500

(1)
The total number of shares purchased includes 2,185 shares that were withheld from employees’ vesting of restricted stock grants, as required for income taxes, and retired.
(2)
On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: July 29, 2026	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)