Form 10-Q
period 2026-09-30
NOV Inc.
filed 2026-10-28
CIK 1021860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of October 23, 2026 the registrant had 356,512,491 shares of common stock, par value $0.01 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOV INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,058	$1,552
Receivables, net	1,835	1,701
Inventories, net	1,956	1,799
Contract assets	736	596
Prepaid and other current assets	226	172
Total current assets	5,811	5,820
Property, plant and equipment, net	1,993	2,050
Lease right-of-use assets, operating	319	315
Lease right-of-use assets, financing	174	187
Deferred income taxes	344	358
Goodwill	1,587	1,582
Intangibles, net	429	455
Investment in unconsolidated affiliates	153	163
Other assets	414	361
Total assets	$11,224	$11,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858	$831
Accrued liabilities	825	822
Contract liabilities	515	565
Current portion of lease liabilities	99	101
Current portion of long-term debt	13	30
Accrued income taxes	7	57
Total current liabilities	2,317	2,406
Long-term debt	1,694	1,688
Lease liabilities	513	521
Deferred income taxes	95	93
Other liabilities	297	261
Total liabilities	4,916	4,969
Commitments and contingencies
Stockholders’ equity:
Common stock - par value $.01; 1 billion shares authorized; 356,512,491 and 360,803,354 shares issued and outstanding at September 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	8,269	8,361
Accumulated other comprehensive loss	(1,445)	(1,424)
Retained deficit	(581)	(673)
Total Company stockholders’ equity	6,247	6,268
Noncontrolling interests	61	54
Total stockholders’ equity	6,308	6,322
Total liabilities and stockholders’ equity	$11,224	$11,291

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,226	$2,176	$6,412	$6,467
Cost of revenue	1,787	1,764	5,073	5,162
Gross profit	439	412	1,339	1,305
Selling, general and administrative	297	305	957	903
Operating profit	142	107	382	402
Interest and financial costs	(21)	(22)	(64)	(66)
Interest income	9	11	28	32
Equity loss in unconsolidated affiliates	(7)	(11)	(15)	(10)
Other expense, net	—	(12)	(16)	(49)
Net income before income taxes	123	73	315	309
Provision for income taxes	28	29	84	77
Net income	95	44	231	232
Net income attributable to noncontrolling interests	5	2	10	9
Net income attributable to Company	$90	$42	$221	$223
Net income attributable to Company per share:
Basic	$0.25	$0.11	$0.62	$0.59
Diluted	$0.25	$0.11	$0.61	$0.59
Cash dividends per share	$0.09	$0.075	$0.36	$0.435
Weighted average shares outstanding:
Basic	357	370	359	375
Diluted	360	371	363	377

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$95	$44	$231	$232
Currency translation adjustments	(19)	—	(22)	193
Changes in derivative financial instruments, net of tax	3	—	(2)	20
Changes in defined benefit plans, net of tax	1	1	3	2
Comprehensive income	80	45	210	447
Comprehensive income attributable to noncontrolling interests	5	2	10	9
Comprehensive income attributable to Company	$75	$43	$200	$438

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$231	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	265
Deferred income taxes	11	39
Stock-based compensation	55	50
Other, net	74	99
Change in operating assets and liabilities, net of acquisitions:
Receivables	(135)	54
Inventories	(205)	23
Contract assets	(140)	1
Prepaid and other current assets	(55)	(9)
Accounts payable	26	(39)
Accrued liabilities	(37)	(108)
Contract liabilities	(50)	73
Income taxes payable	(50)	(10)
Other assets/liabilities, net	29	8
Net cash provided by operating activities	$32	$678
Cash flows from investing activities:
Purchases of property, plant and equipment	(234)	(274)
Business acquisitions, net of cash acquired	(21)	—
Proceeds from sales of fixed assets	53	—
Other	—	8
Net cash used in investing activities	$(202)	$(266)
Cash flows from financing activities:
Borrowings against lines of credit and other debt	1	2
Payments against lines of credit and other debt	(13)	(17)
Cash dividends paid	(129)	(163)
Share repurchases	(145)	(230)
Financing leases	(23)	(20)
Other	(7)	(23)
Net cash used in financing activities	(316)	(451)
Effect of exchange rates on cash	(8)	16
Decrease in cash and cash equivalents	(494)	(23)
Cash and cash equivalents, beginning of period	1,552	1,230
Cash and cash equivalents, end of period	$1,058	$1,207
Supplemental disclosures of cash flow information:
Cash payments during the period for:
Interest	$47	$47
Income taxes	$102	$179

See notes to unaudited consolidated financial statements.

NOV INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In millions)

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2025	361	$4	$8,361	$(1,424)	$(673)	$6,268	$54	$6,322
Net income	—	—	—	—	19	19	1	20
Other comprehensive income	—	—	—	2	—	2	—	2
Cash dividends, $0.09 per common share	—	—	—	—	(33)	(33)	—	(33)
Stock-based compensation	—	—	26	—	—	26	—	26
Common stock issued	3	—	—	—	—	—	—	—
Stock options exercised	1	—	15	—	—	15	—	15
Withholding taxes	(1)	—	(19)	—	—	(19)	—	(19)
Share repurchases	(4)	—	(67)	—	—	(67)	—	(67)
Other	—	—	1	—	—	1	1	2
Balance at March 31, 2026	360	$4	$8,317	$(1,422)	$(687)	$6,212	$56	$6,268
Net income	—	—	—	—	112	112	4	116
Other comprehensive loss	—	—	—	(8)	—	(8)	—	(8)
Cash dividends, $0.18 per common share	—	—	—	—	(64)	(64)	—	(64)
Transactions with non-controlling interests	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	15	—	—	15	—	15
Stock options exercised	—	—	3	—	—	3	—	3
Share repurchases	(3)	—	(63)	—	—	(63)	—	(63)
Other	—	—	(2)	—	—	(2)	(1)	(3)
Balance at June 30, 2026	357	$4	$8,270	$(1,430)	$(639)	$6,205	$56	$6,261
Net income	—	—	—	—	90	90	5	95
Other comprehensive loss	—	—	—	(15)	—	(15)	—	(15)
Cash dividends, $0.09 per common share	—	—	—	—	(32)	(32)	—	(32)
Stock-based compensation	—	—	14	—	—	14	—	14
Stock options exercised	—	—	1	—	—	1	—	1
Share repurchases	(1)	—	(15)	—	—	(15)	—	(15)
Other	1	—	(1)	—	—	(1)	—	(1)
Balance at September 30, 2026	357	$4	$8,269	$(1,445)	$(581)	$6,247	$61	$6,308

	Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total Company Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2024	382	$4	$8,625	$(1,625)	$(628)	$6,376	$52	$6,428
Net income	—	—	—	—	73	73	1	74
Other comprehensive income	—	—	—	98	—	98	—	98
Cash dividends, $0.075 per common share	—	—	—	—	(28)	(28)	—	(28)
Stock-based compensation	—	—	16	—	—	16	—	16
Common stock issued	3	—	—	—	—	—	—	—
Withholding taxes	(1)	—	(13)	—	—	(13)	—	(13)
Share repurchases	(5)	—	(81)	—	—	(81)	—	(81)
Other	(1)	—	(1)	—	—	(1)	1	—
Balance at March 31, 2025	378	$4	$8,546	$(1,527)	$(583)	$6,440	$54	$6,494
Net income	—	—	—	—	108	108	6	114
Other comprehensive income	—	—	—	116	—	116	—	116
Cash dividends, $0.285 per common share	—	—	—	—	(107)	(107)	—	(107)
Transactions with non-controlling interests	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(6)	—	(69)	—	—	(69)	—	(69)
Other	1	—	(1)	—	—	(1)	(1)	(2)
Balance at June 30, 2025	373	$4	$8,493	$(1,411)	$(582)	$6,504	$54	$6,558
Net income	—	—	—	—	42	42	2	44
Other comprehensive income	—	—	—	1	—	1	—	1
Cash dividends, $0.075 per common share	—	—	—	—	(28)	(28)	—	(28)
Stock-based compensation	—	—	17	—	—	17	—	17
Share repurchases	(6)	—	(80)	—	—	(80)	—	(80)
Other	—	—	(1)	—	—	(1)	1	—
Balance at September 30, 2025	367	$4	$8,429	$(1,410)	$(568)	$6,455	$57	$6,512

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

In our opinion, the consolidated financial statements include all adjustments, which are of a normal recurring nature unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

2. Inventories, net

Inventories consist of (in millions):

	September 30, 2026	December 31, 2025
Raw materials and supplies	$484	$456
Work in process	238	217
Finished goods and purchased products	1,512	1,387
	2,234	2,060
Less: Inventory reserve	(278)	(261)
Total	$1,956	$1,799

3. Accrued Liabilities

Accrued liabilities consist of (in millions):

	September 30, 2026	December 31, 2025
Compensation	$256	$278
Vendor costs	148	165
Taxes (non income)	93	102
Warranties	56	68
Insurance	56	46
Derivatives	25	4
Interest	25	10
Commissions	20	15
Other	146	134
Total	$825	$822

4. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in millions):

		Derivative	Employee
	Currency	Financial	Benefit
	Translation	Instruments,	Plans,
	Adjustments	Net of Tax	Net of Tax	Total
Balance at December 31, 2025	$(1,375)	$2	$(51)	$(1,424)
Accumulated other comprehensive loss before reclassifications	(24)	6	—	(18)
Amounts reclassified from accumulated other comprehensive loss	2	(8)	3	(3)
Balance at September 30, 2026	$(1,397)	$—	$(48)	$(1,445)

The components of amounts reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2026 include certain currency translation adjustments recognized in earnings, gains and losses reclassified on cash flow hedges when the hedged transaction occurs (see Note 11 to the Consolidated Financial Statements for further discussion) and the amortization of net actuarial gains and losses, prior service credits, settlements, and curtailments, which are included in the computation of net periodic pension cost.

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

The following tables present financial data by business segment (in millions):

	Three Months Ended September 30,
	2026		2025
	Energy Equipment	Energy Products and Services	Energy Equipment	Energy Products and Services
Revenue from external customers	$1,201	$1,025	$1,230	$946
Intersegment revenue	19	32	17	25
Total revenue	1,220	1,057	1,247	971

Less significant segment expenses:
Cost of revenue	916	778	932	709
Selling, general, and administrative	117	126	135	127
Depreciation and amortization	29	62	30	58
(Gain) loss on fixed assets	22	(4)	(1)	(2)
Total significant segment expenses	$1,084	$962	$1,096	$892
Other segment items (1)	14	7	21	41
Segment operating profit	$122	$88	$130	$38

	Three Months Ended September 30,
	2026				2025
	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total
Segment operating profit	$122	$88	$—	$210	$130	$38	$—	$168
Corporate and other unallocated (3)	—	—	(68)	(68)	—	—	(61)	(61)
Interest and financial costs	—	—	(21)	(21)	—	—	(22)	(22)
Interest income	—	—	9	9	—	—	11	11
Equity income (loss) in unconsolidated affiliates	1	(8)	—	(7)	(1)	(10)	—	(11)
Other expenses, net	—	—	—	—	—	—	(12)	(12)
Income before income taxes	$123	$80	$(80)	$123	$129	$28	$(84)	$73

Other segment information:
Capital expenditures	$21	$65	$2	$88	$37	$66	$4	$107

	Nine Months Ended September 30,
	2026		2025
	Energy Equipment	Energy Products and Services	Energy Equipment	Energy Products and Services
Revenue from external customers	$3,578	$2,834	$3,552	$2,915
Intersegment revenue	50	94	48	73
Total revenue	3,628	2,928	3,600	2,988

Less significant segment expenses:
Cost of revenue	2,719	2,149	2,711	2,184
Selling, general, and administrative	391	386	386	378
Depreciation and amortization	86	186	86	174
(Gain) loss on fixed assets	15	(16)	(2)	(4)
Total significant segment expenses	$3,211	$2,705	$3,181	$2,732
Other segment items (1)	25	24	33	52
Segment operating profit	$392	$199	$386	$204

	Nine Months Ended September 30,
	2026				2025
	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total	Energy Equipment	Energy Products and Services	Elims. and corporate costs (2)	Total
Segment operating profit	$392	$199	$—	$591	$386	$204	$—	$590
Corporate and other unallocated (3)	—	—	(209)	(209)	—	—	(188)	(188)
Interest and financial costs	—	—	(64)	(64)	—	—	(66)	(66)
Interest income	—	—	28	28	—	—	32	32
Equity income (loss) in unconsolidated affiliates	5	(20)	—	(15)	2	(12)	—	(10)
Other expenses, net	—	—	(16)	(16)	—	—	(49)	(49)
Income before income taxes	$397	$179	$(261)	$315	$388	$192	$(271)	$309

Other segment information:
Capital expenditures	$58	$171	$5	$234	$103	$163	$8	$274
Investment in unconsolidated affiliates	$8	$135	$10	$153	$6	$167	$—	$173
Goodwill	$781	$806	$—	$1,587	$818	$805	$—	$1,623
Intangibles, net	$122	$307	$—	$429	$139	$327	$—	$466
Total assets	$5,057	$4,884	$1,283	$11,224	$5,082	$4,883	$1,373	$11,338
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

In the table below, North America includes only the U.S. and Canada:

	Three Months Ended September 30,
	2026				2025
		Energy				Energy
	Energy	Products			Energy	Products
	Equipment	and Services	Eliminations	Total	Equipment	and Services	Eliminations	Total
North America	$266	$593	$—	$859	$275	$537	$—	$812
International	935	432	—	1,367	955	409	—	1,364
Intersegment revenue	19	32	(51)	—	17	25	(42)	—
	$1,220	$1,057	$(51)	$2,226	$1,247	$971	$(42)	$2,176

Land	$395	$772	$—	$1,167	$379	$700	$—	$1,079
Offshore	806	253	—	1,059	851	246	—	1,097
Intersegment revenue	19	32	(51)	—	17	25	(42)	—
	$1,220	$1,057	$(51)	$2,226	$1,247	$971	$(42)	$2,176

	Nine Months Ended September 30,
	2026				2025
		Energy				Energy
	Energy	Products			Energy	Products
	Equipment	and Services	Eliminations	Total	Equipment	and Services	Eliminations	Total
North America	$716	$1,676	$—	$2,392	$807	$1,658	$—	$2,465
International	2,862	1,158	—	4,020	2,745	1,257	—	4,002
Intersegment revenue	50	94	(144)	—	48	73	(121)	—
	$3,628	$2,928	$(144)	$6,412	$3,600	$2,988	$(121)	$6,467

Land	$1,140	$2,158	$—	$3,298	$1,198	$2,192	$—	$3,390
Offshore	2,438	676	—	3,114	2,354	723	—	3,077
Intersegment revenue	50	94	(144)	—	48	73	(121)	—
	$3,628	$2,928	$(144)	$6,412	$3,600	$2,988	$(121)	$6,467

In the table below, the revenue streams of Energy Equipment are categorized as long-lived capital equipment sales and aftermarket sales and services. The revenue streams of the Energy Products and Services segment are categorized as services and rentals, sales of shorter-lived capital equipment, and sales of consumable products.

	Three Months Ended September 30,
	2026	2025
Energy Equipment:
Capital equipment	$753	$777
Aftermarket	448	453
Intersegment revenue	19	17
Total	1,220	1,247

Energy Products and Services:
Services & rental	$512	$485
Capital equipment	333	293
Product sales	180	168
Intersegment revenue	32	25
Total	1,057	971

Eliminations	(51)	(42)

Total consolidated	$2,226	$2,176

	Nine Months Ended September 30,
	2026	2025
Energy Equipment:
Capital equipment	$2,250	$2,151
Aftermarket	1,328	1,401
Intersegment revenue	50	48
Total	3,628	3,600

Energy Products and Services:
Services & rental	$1,479	$1,493
Capital equipment	867	916
Product sales	488	506
Intersegment revenue	94	73
Total	2,928	2,988

Eliminations	(144)	(121)

Total consolidated	$6,412	$6,467

Performance Obligations

Net revenue recognized from performance obligations satisfied in previous periods was $11 million for the nine months ended September 30, 2026.

Remaining performance obligations represent the transaction price of firm orders for all revenue streams for which work has not been performed on contracts with original expected duration of one year or more. We do not disclose the remaining performance obligations of royalty contracts, service contracts for which there is a right to invoice, and short-term contracts that are expected to have a duration of one year or less. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,272 million. Although numerous factors can affect timing of revenue recognized on performance obligations, such as customer change orders, supplier accelerations or delays, and the current uncertainty and conflict in the Middle East, the Company expects to recognize approximately $555 million in revenue for the remaining performance obligations in the remainder of 2026, $1,708 million in 2027, $778 million in 2028, and $1,231 million thereafter.

Contract Assets and Liabilities

Contract assets include unbilled amounts when revenue recognized exceeds the amount billed to the customer under contracts where revenue is recognized over-time. There were no impairment losses recorded on contract assets for the three and nine months ended September 30, 2026 and 2025.

Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

The changes in the carrying amount of contract assets and contract liabilities are as follows (in millions):

	Contract Assets	Contract Liabilities
Balance at December 31, 2025	$596	$565
Billings	(1,285)	1,015
Revenue recognized	1,471	(1,034)
Currency translation adjustments and other	(46)	(31)
Balance at September 30, 2026	$736	$515

Allowance for Credit Losses

The Company estimates its allowance for credit losses using information about past events, current conditions and risk characteristics of each customer, and reasonable and supportable forecasts relevant to assessing risk associated with the collectability of receivables and contract assets. The Company’s customer base, mostly in the oil and gas industry, has generally similar collectability risk characteristics, although larger and state-owned customers may have lower risk than smaller independent customers. As of September 30, 2026, the allowance for credit losses on accounts receivable and contract assets totaled $53 million.

The changes in the carrying amount of the allowance for credit losses are as follows (in millions):

Balance at December 31, 2025	$64
Provision for expected credit losses	4
Recoveries collected	(9)
Write-offs	(13)
Reclass for long-term receivables	12
Other	(5)
Balance at September 30, 2026	$53

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

Components of leases are as follows (in millions):

	September 30, 2026	December 31, 2025
Current portion of lease liabilities:
Operating	$69	$71
Financing	30	30
Total	$99	$101
Long-term portion of lease liabilities:
Operating	$287	$289
Financing	226	232
Total	$513	$521

8. Debt

Debt consists of (in millions):

	September 30, 2026	December 31, 2025
$1.1 billion in Senior Notes, interest at 3.95% payable semiannually, principal due on December 1, 2042	$1,092	$1,092
$0.5 billion in Senior Notes, interest at 3.60% payable semiannually, principal due on December 1, 2029	498	497
Other debt	117	129
Total debt	1,707	1,718
Less current portion	13	30
Long-term debt	$1,694	$1,688

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2030. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of September 30, 2026, the Company was in compliance with a debt-to-capitalization ratio of 23.7% and had no outstanding borrowings or letters of credit issued under the facility, resulting in $1.5 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2026, the joint venture was in compliance and will not have future borrowings on the line of credit. As of September 30, 2026, the Company had $78 million in borrowings related to this line of credit. The carrying value of debt under the Company’s consolidated joint venture approximates fair value because the interest rates are variable and reflective of current market rates. The Company has $12 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at September 30, 2026 included $40 million of amounts owed to current minority interest partners of NOV consolidated joint ventures, of which $1 million is due in the next twelve months.

The Company had $1,052 million of outstanding letters of credit at September 30, 2026, primarily in the United States and Norway, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

At September 30, 2026 and December 31, 2025, the fair value of the Company’s unsecured Senior Notes approximated $1,264 million and $1,353 million, respectively. The fair value of the Company’s debt is estimated using Level 2 inputs in the GAAP fair value hierarchy and is based on quoted prices for those of similar instruments. At September 30, 2026 and December 31, 2025, the carrying value of the Company’s unsecured Senior Notes approximated $1,590 million and $1,589 million, respectively.

9. Income Taxes

The effective tax rate for the three and nine months ended September 30, 2026 was 22.8% and 26.7%, respectively, compared to 39.7% and 24.9% for the same period in 2025. The U.S. statutory tax rate was 21% for all periods. The effective tax rate for the three months ended September 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, partially offset by adjustments to prior year taxes. The effective tax rate for the nine months ended September 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and a shortfall related to previously recognized stock compensation deductibility, partially offset by the release of previously recorded reserves for unrecognized tax benefits and adjustments to prior year taxes. The effective tax rate for the three months ended September 30, 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, pre-tax charges discrete to the quarter in lower tax rate jurisdictions, and losses in certain jurisdictions with no tax benefit, partially offset by interest income related to payments made in connection with tax disputes of $11 million. The effective tax rate for the nine months ended September 30, 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions and losses in certain jurisdictions with no benefit, an increase to reserves for uncertain tax positions of $23 million, unfavorable adjustments related to the carrying value of deferred tax assets of $15 million, and unfavorable adjustments related to changes in certain foreign currency exchange rates of $6 million, partially offset by the release of previously recorded reserves for uncertain tax positions of $59 million as well as interest income related to payments made in connection with tax disputes of $11 million.

10. Stock-Based Compensation

The Company’s stock-based compensation plan, known as the NOV Inc. Long-Term Incentive Plan (the “NOV Plan”), was approved by shareholders on May 11, 2018 and amended and restated on May 24, 2022 and May 20, 2025. The NOV Plan provides for the granting of stock options, restricted stock, restricted stock units, performance awards, phantom shares, stock appreciation rights, stock payments and substitute awards. The number of shares authorized under the NOV Plan is 70.9 million. At September 30, 2026, approximately 13.7 million shares remained available for future grants under the NOV Plan. The Company also has outstanding awards under its former stock-based compensation plan known as the National Oilwell Varco, Inc. Long-Term Incentive Plan (the “Former Plan”); however, the Company is no longer granting new awards under the Former Plan.

Total expense for all stock-based compensation arrangements was $14 million and $55 million for the three and nine months ended September 30, 2026, respectively, and $17 million and $50 million for the three and nine months ended September 30, 2025, respectively.

The total income tax expense (benefit) recognized in the Consolidated Statements of Income for stock-based compensation arrangements was $(2) million and $(4) million for the three and nine months ended September 30, 2026, respectively, and $(1) million and $5 million for the three and nine months ended September 30, 2025, respectively.

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

Forward currency contracts consist of (in millions):

		Currency Denomination
Currency		September 30, 2026	December 31, 2025
South Korean Won	KRW	37,255	49,790
Norwegian Krone	NOK	2,054	2,756
U.S. Dollar	USD	1,079	827
Canadian Dollar	CAD	569	—
Euro	EUR	274	190
Japanese Yen	JPY	31	569
Singapore Dollar	SGD	—	18
British Pound Sterling	GBP	—	3

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

The amount of gain (loss) recognized in “Other expense, net” was $19 million and $18 million for the three and nine months ended September 30, 2026 respectively, compared to $(13) million and $3 million for the three and nine months ended September 30, 2025, respectively.

The Company has the following fair values of its derivative instruments and their balance sheet classifications (in millions):

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2026	2025	Location	2026	2025
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets	$7	$3	Accrued liabilities	$5	$1
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Designated total		$7	$3		$5	$1

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets	$3	$2	Accrued liabilities	$20	$3
Foreign exchange contracts	Other assets	—	—	Other liabilities	—	—
Non-designated total		$3	$2		$20	$3

Total		$10	$5		$25	$4

12. Net Income Attributable to Company Per Share

The following table sets forth the computation of weighted average basic and diluted shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Company	$90	$42	$221	$223
Denominator:
Basic—weighted average common shares outstanding	357	370	359	375
Dilutive effect of employee stock options and other unvested stock awards	3	1	4	2
Diluted—weighted average common shares outstanding	360	371	363	377

Net income attributable to Company per share:
Basic	$0.25	$0.11	$0.62	$0.59
Diluted	$0.25	$0.11	$0.61	$0.59

Cash dividends per share	$0.09	$0.075	$0.36	$0.435

Companies with unvested participating securities are required to utilize a two-class method for the computation of net income attributable to Company per share. The two-class method requires a portion of net income attributable to the Company to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents if declared. Net income attributable to the Company allocated to these participating securities was immaterial for each of the three and nine months ended September 30, 2026 and 2025, respectively.

The Company had stock options and restricted shares outstanding that were anti-dilutive totaling 6 million and 8 million shares for the three and nine months ended September 30, 2026, compared to 19 million and 16 million shares for the three and nine months ended September 30, 2025.

13. Cash Dividends

Cash dividends were $32 million and $129 million for the three and nine months ended September 30, 2026, compared to $28 million and $163 million for the three and nine months ended September 30, 2025. The declaration and payment of future dividends is at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

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

The Company intends to fund the repurchases using its available U.S. cash balances, which may involve the repatriation of foreign earnings not indefinitely reinvested. However, depending on U.S. cash balances, the Company may choose to borrow against its revolving credit facility or issue new debt to finance the repurchases. As shares are repurchased, they are constructively retired and returned to an unissued state. During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.8 million shares of common stock under the program for an aggregate amount of $15 million, and 7.5 million shares of common stock under the program for an aggregate amount of $145 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased approximately 6.2 million shares of common stock under the program for an aggregate amount of $80 million, and 17.1 million shares of common stock under the program for an aggregate amount of $230 million, respectively.

15. Commitments and Contingencies

From time to time, the Company is involved in various claims, regulatory agency audits, investigations and legal actions involving a variety of matters. As of September 30, 2026, in the ordinary course of business, the Company recorded reserves in an amount believed to be sufficient, given the estimated range of potential outcomes, for contingent liabilities believed to be probable. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s experience. The litigation process and the outcome of regulatory oversight is inherently uncertain, and our best judgment concerning the probable outcome of litigation or regulatory enforcement matters may prove to be incorrect. No assurance can be given as to the outcome of these matters. The total potential loss on these matters cannot be determined; however, in our opinion, any ultimate liability, to the extent not otherwise provided for, should not materially affect our financial position, cash flows or results of operations.

Developments in global trade policy, including tariffs, geopolitical tensions, sanctions, and regulatory changes, have impacted and may continue to influence our operations. In February 2026, the U.S. Supreme Court determined that certain tariffs were unlawful, effectively nullifying the legal basis for some incremental tariffs implemented since February 2025 and sending related cases back to the Court of International Trade. In response, the U.S. administration introduced new tariffs under different authorities, increasing uncertainty around the scope, duration, and potential changes to current and future tariffs, as well as the risk of retaliatory measures. We have submitted Consolidated Administration and Processing of Entries (“CAPE”) Declarations for International Emergency Economic Powers Act (“IEEPA”) duty refunds and are closely monitoring developments to better understand the government’s next steps. For the three and nine months ended September 30, 2026, we recorded a benefit of approximately $5 million and $45 million, within “Cost of revenue” in the Consolidated Statements of Income, of which we have received $39 million through September 30, 2026. The remaining outstanding balance is reported within “Receivables, net” in the Consolidated Balance Sheets.

The Company is currently pursuing litigation against several companies involving royalties due under licenses for technology related to drill bits. This technology resulted in a portfolio of patents related to leaching technology, a revolutionary technology owned by the Company that improves the performance of drill bits and other products utilizing certain synthetic diamond parts. The Company previously sued several drill bit manufacturers for patent infringement and those lawsuits were resolved by a series of licensing agreements with various drill bit manufacturers (the “License Agreements”). To settle and end litigation or to avoid litigation, the licensees were provided access to the portfolio of leaching patents owned by the Company in exchange for a royalty payment, as defined in each License Agreement. The companies agreed to pay the royalties for the right to use the portfolio of patents, whether they used some, all or none of the specific patented claims in any particular patent. The license agreements provide that they terminate on the date of the last to expire of the patents in the licensed portfolio. Having obtained the benefit of these licenses for more than a decade, all of the drill bit manufacturer licensees unilaterally stopped making royalty payments even though all of the patents in the portfolio have not expired. These companies have asserted, among other reasons, that they are entitled to stop making these payments because they claim to not manufacture products covered by the unexpired patents. Some of these companies stopped making payments upon expiration of what are allegedly the patents in the portfolio that they elected to use. Others paid for some period of time after that date but have since stopped making payments. The Company has sued asserting that failure to pay the royalties is a breach of the License Agreements. The Company is in litigation with most of the licensees seeking a judicial determination that it is entitled to be paid royalties pursuant to the terms of the License Agreements. The licensees have responded with a number of alleged defenses and requests for declaratory judgment all focused on avoiding the payments called for under the License Agreements. The parties’ legal filings to date can be found in the following cases: Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., No. 4:23-cv-00730; Halliburton Energy Services, Inc. v. Grant Prideco, Inc., et al., No. 4:23-cv-01789; and Grant Prideco, Inc., et al. v. Baker Hughes Oilfield Operations Inc., et al., No. 4:25-cv-03459, all in the United States District Court for the Southern District of Texas. We have also subsequently initiated litigation against Taurex Drill Bits. The legal filings to date for that proceeding can be found in the case Grant Prideco, Inc., et al. v. Taurex Drill Bits, L.L.C., No. 25-BC11B-0065, in the Eleventh Business Court Division for Harris County, Texas. On September 29, 2025, and October 7, 2025, in the lawsuits against Halliburton, Ulterra and Varel, the district court issued rulings, the effect of which is that NOV cannot collect royalties under the License Agreements after the date each licensee stopped making royalty payments. NOV believes the court’s ruling is incorrect and is appealing the court’s decision, which can be found in the case: Halliburton Energy Services, Inc. v. Grant Prideco, Inc. et al., Nos. 26-1256, 26-1266, In the United States Court of Appeals for the Federal Circuit. The Company continues to strongly believe that the royalties for which it has sued are due and owing pursuant to the terms of the License Agreements. Of course, there is inherent risk with the related litigation and the Company makes no assurances as to the outcome of such litigation. As of September 30, 2026, royalty receivables of $144 million, net of related reserves of $78 million and the remaining timing related discount of $36 million, are included in “Other assets” on the Consolidated Balance Sheets. While we continue to believe it is probable the Company will collect all or substantially all of the consideration to which it is entitled pursuant to the terms of the licensing agreements, the Company will also continue to evaluate the collectability of the receivables in accordance with the allowance for credit losses policy described in Note 6.

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

NOV serves major-diversified, national, and independent service companies, contractors, and energy producers in 56 countries. NOV operates under two segments, Energy Equipment and Energy Products and Services.

Results of operations are presented in accordance with GAAP. Certain reclassifications have been made to prior period financial information in order to conform with current period presentation. The Company discloses Adjusted operating profit (defined as operating profit excluding gains and losses on fixed assets, and, when applicable, pre-tax Other Items (as defined below under “Executive Summary”)) and Adjusted EBITDA (defined as operating profit excluding depreciation, amortization, gains and losses on fixed assets, and, when applicable, pre-tax Other Items) in its periodic earnings press releases and other public disclosures to provide investors additional information about the results of ongoing operations. See “Non-GAAP Financial Measures and Reconciliations in Results of Operations” for an explanation of our use of non-GAAP financial measures and reconciliations to their corresponding measures calculated in accordance with GAAP.

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

EXECUTIVE SUMMARY

For the third quarter ended September 30, 2026, the Company generated revenues of $2.23 billion, an increase of four percent sequentially and an increase of two percent compared to the third quarter of 2025. Net income increased $48 million, or $0.14 per diluted share, year-over-year to $90 million. Operating profit was $142 million, or 6.4 percent of sales, an increase of 33 percent versus the third quarter of 2025. Adjusted operating profit was $188 million, an increase of 11 percent versus the third quarter of 2025. Adjusted EBITDA increased $23 million year-over-year to $281 million, or 12.6 percent of sales. Third quarter 2026 Adjusted operating profit and Adjusted EBITDA include a benefit of approximately $5 million related to tariff refunds.

Segment Performance

Energy Equipment

Energy Equipment generated revenues of $1.22 billion in the third quarter of 2026, a decrease of two percent from the third quarter of 2025. Operating profit decreased $8 million from the prior year to $122 million, or 10.0 percent of sales, and included $14 million in pre-tax Other Items and a $22 million net loss on write-down of fixed assets. Adjusted EBITDA increased $7 million from the prior year to $187 million, or 15.3 percent of sales. The decrease in revenue was due to the completion of certain offshore production related projects that were not fully offset by increased demand for the segment’s other products and services. Adjusted EBITDA margins expanded, driven by a favorable project mix and improved margins in backlog.

New orders booked during the quarter totaled $577 million representing a book-to-bill of 91 percent when compared to $632 million of orders shipped from backlog. As of September 30, 2026, backlog for capital equipment orders for Energy Equipment totaled $3.98 billion.

Energy Products and Services

Energy Products and Services generated revenues of $1.06 billion in the third quarter of 2026, an increase of nine percent from the third quarter of 2025. Operating profit increased $50 million from the prior year to $88 million, or 8.3 percent of sales, and included $7 million in pre-tax Other Items and a $4 million gain on sales of fixed assets. Adjusted EBITDA increased $18 million from the prior year to $153 million, or 14.5 percent of sales. Revenue growth was led by increasing manufacturing throughput against the segment’s growing backlog of drill pipe and composite equipment. Continued improvement in cost structure and operational efficiencies resulted in higher margins.

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

Operating Environment Overview

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, worldwide oil and gas inventory levels and, to a lesser degree, the level of investment in wind and geothermal energy projects. Key industry indicators for the third quarter of 2026 and 2025, and the second quarter of 2026 include the following:

				% increase (decrease)
				3Q26 v	3Q26 v
	3Q26*	3Q25*	2Q26*	3Q25	2Q26
Active Drilling Rigs:
U.S.	590	540	554	9.3%	6.5%
Canada	206	178	150	15.7%	37.3%
International	1,107	1,080	1,056	2.5%	4.8%
Worldwide	1,903	1,798	1,760	5.8%	8.1%

West Texas Intermediate Crude Prices (per barrel)	$87.22	$65.74	$95.75	32.7%	(8.9)%

Natural Gas Prices ($/mmbtu)	$2.88	$3.03	$2.95	(5.0)%	(2.4)%

* Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Crude Oil prices for the past nine quarters ended September 30, 2026, on a quarterly basis.

Industry Trends

Rig Counts and Oil Prices

2,250
2,000
1,750
1,500
1,250
1,000
750
500
250
-
Total Number of Rigs
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
$70.00
$65.00
$60.00
$55.00
West Texas Int. (Price per Barrel)

	3Q24	4Q24	1Q25	2Q25	3Q25	4Q25	1Q26	2Q26	3Q26
Total Rigs	1,946	1,912	1,902	1,778	1,798	1,799	1,832	1,760	1,903
Canada	209	195	216	129	178	185	201	150	206
US	586	586	588	571	540	548	548	554	590
International	1,151	1,131	1,098	1,078	1,080	1,066	1,083	1,056	1,107
W. TX Int. ($)	$76.24	$70.69	$71.84	$64.63	$65.74	$59.64	$71.98	$95.75	$87.22

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Oil and Natural Gas Prices: US Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide quarterly average rig count increased 8 percent (from 1,760 to 1,903) in the third quarter of 2026 when compared to the second quarter of 2026. The average per barrel price of West Texas Intermediate Crude Oil decreased 9 percent (from $95.75 per barrel to $87.22 per barrel) and natural gas prices decreased 2 percent (from $2.95 per mmbtu to $2.88 per mmbtu) in the third quarter of 2026 compared to the second quarter of 2026.

On October 23, 2026, there were 823 rigs actively drilling in North America, comprised of U.S. and Canada, which increased 3 percent from the third quarter of 2026 average of 796 rigs. The price for West Texas Intermediate Crude Oil was $103.27 per barrel at October 23, 2026, an increase of 18 percent from the third quarter of 2026 average. The price for natural gas was $2.64 per mmbtu at October 23, 2026, a decrease of 8 percent from the third quarter of 2026 average.

Results of Operations

Financial results by operating segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Energy Equipment	$1,220	$1,247	$3,628	$3,600
Energy Products and Services	1,057	971	2,928	2,988
Eliminations	(51)	(42)	(144)	(121)
Total revenue	$2,226	$2,176	$6,412	$6,467

Operating profit:
Energy Equipment	$122	$130	$392	$386
Energy Products and Services	88	38	199	204
Eliminations and corporate costs	(68)	(61)	(209)	(188)
Total operating profit	$142	$107	$382	$402

Energy Equipment

three and nine months ended September 30, 2026 and 2025. Revenue from Energy Equipment was $1,220 million for the three months ended September 30, 2026, compared to $1,247 million for the three months ended September 30, 2025, a decrease of $27 million or 2 percent. The decrease was primarily driven by a 3 percent decline in capital equipment revenue, largely attributable to the completion of certain offshore production related projects that were not fully offset by increased demand for the segment’s other products and services. For the nine months ended September 30, 2026, revenue was $3,628 million compared to $3,600 million for the nine months ended September 30, 2025, an increase of $28 million or 1 percent. Revenue remained relatively flat when compared to the prior year with higher sales of production-related capital equipment, mostly offset by lower revenue from aftermarket parts and services.

Operating profit from Energy Equipment was $122 million for the three months ended September 30, 2026, compared to an operating profit of $130 million for the three months ended September 30, 2025, a decrease of $8 million. The decrease was primarily attributable to charges associated with facility closures in the current quarter, partially offset by a favorable project mix and improved margins in backlog. For the nine months ended September 30, 2026, operating profit was $392 million compared to $386 million for the nine months ended September 30, 2025, an increase of $6 million. Strong execution on offshore production related equipment projects, partially offset by disruptions in the Middle East and the charges associated with facility closures, led to improved profitability for the nine months ended September 30, 2026 when compared to the same period of the prior year.

The Energy Equipment segment monitors its capital equipment backlog to plan its business. New orders are added to backlog only when the Company receives a firm written order for major completion and production components or a contract related to a construction project. The capital equipment backlog was $3.98 billion at September 30, 2026, a decrease of $577 million from backlog of $4.56 billion at September 30, 2025. Although numerous factors can affect the timing of revenue out of backlog (including, but not limited to, customer change orders, supplier accelerations or delays, and the current uncertainty and conflict in the Middle East), the Company reasonably expects approximately 15 percent of backlog to become revenue during the rest of 2026 and the remainder thereafter. At September 30, 2026, approximately 57 percent of the capital equipment backlog was for offshore products and approximately 93 percent of the capital equipment backlog was destined for international markets.

Energy Products and Services

three and nine months ended September 30, 2026 and 2025. Revenue from Energy Products and Services was $1,057 million for the three months ended September 30, 2026, compared to $971 million for the three months ended September 30, 2025, an increase of $86 million or 9 percent. Revenue growth was led by increasing manufacturing throughput against the segment’s growing backlog of drill pipe and composite equipment. For the nine months ended September 30, 2026, revenue was $2,928 million compared to $2,988 million for the nine months ended September 30, 2025, a decrease of $60 million or 2 percent. The revenue decline was primarily driven by a decrease in capital equipment sales which were impacted by the conflict in the Middle East, partially offset by market share gains from the segment’s drill bit and artificial lift operations, and continued growth in digital services.

Operating profit from Energy Products and Services was $88 million for the three months ended September 30, 2026, compared to an operating profit of $38 million for the three months ended September 30, 2025, an increase of $50 million. The increase was primarily attributable to improved operating performance and a more favorable sales mix. For the nine months ended September 30, 2026, operating profit was $199 million compared to $204 million for the nine months ended September 30, 2025, a decrease of $5 million. The decrease in profitability was primarily attributable to lower capital equipment sales which reduced manufacturing plant absorption.

Eliminations and corporate costs

Eliminations and corporate costs were $68 million and $209 million for the three and nine months ended September 30, 2026, compared to $61 million and $188 million for the three and nine months ended September 30, 2025.

Sales from one segment to another generally are priced at estimated equivalent commercial selling prices; however, segments originating an external sale are credited with the full profit to the Company. Eliminations include intercompany transactions conducted between the two reporting segments that are eliminated in consolidation. Intrasegment transactions are eliminated within each segment. Eliminations increased 21 percent when compared to the third quarter of 2025 and 10 percent on a year-to-date basis due to higher activity.

Corporate costs increased 6 percent when compared to the third quarter of 2025, primarily due to higher restructuring costs, while corporate costs increased 12 percent on a year-to-date basis primarily due to a non-recurring charge related to stock-based compensation during the first quarter of 2026 and other restructuring costs.

Interest and financial costs and Interest income

Interest and financial costs were $21 million and $64 million for the three and nine months ended September 30, 2026, compared to $22 million and $66 million for the three and nine months ended September 30, 2025, remaining relatively consistent year-over-year.

Interest income was $9 million and $28 million for the three and nine months ended September 30, 2026, compared to $11 million and $32 million for the three and nine months ended September 30, 2025. The decreases were primarily related to interest earned on lower cash balances in the current year compared to the prior year.

Equity loss in unconsolidated affiliates

Equity loss in unconsolidated affiliates was $7 million and $15 million for the three and nine months ended September 30, 2026, compared to $11 million and $10 million for the three and nine months ended September 30, 2025. Sales for our largest investment in unconsolidated affiliates declined 13 percent for the third quarter of 2026 when compared to the third quarter of 2025. For the nine months ended September 30, 2026, sales declined 20 percent year-over-year. The decline in sales is primarily due to pricing pressures for oil country tubular goods which led to lower profitability year-over-year.

Other expense, net

Other expense, net was zero and $16 million for the three and nine months ended September 30, 2026, compared to $12 million and $49 million for the three and nine months ended September 30, 2025. The change in expense was primarily due to larger foreign currency fluctuations in the prior year, particularly with the devaluation of the U.S. Dollar.

Provision for income taxes

The effective tax rate for the three and nine months ended September 30, 2026 was 22.8% and 26.7%, respectively, compared to 39.7% and 24.9% for the same period in 2025. The U.S. statutory tax rate was 21% for all periods. The effective tax rate for the three months ended September 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, partially offset by adjustments to prior year taxes. The effective tax rate for the nine months ended September 30, 2026 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, losses in certain jurisdictions with no tax benefit, and a shortfall related to previously recognized stock compensation deductibility, partially offset by the release of previously recorded reserves for unrecognized tax benefits and adjustments to prior year taxes. The effective tax rate for the three months ended September 30, 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions, pre-tax charges discrete to the quarter in lower tax rate jurisdictions, and losses in certain jurisdictions with no tax benefit, partially offset by interest income related to payments made in connection with tax disputes of $11 million. The effective tax rate for the nine months ended September 30, 2025 was negatively impacted by a mix of earnings in higher tax rate jurisdictions and losses in certain jurisdictions with no benefit, an increase to reserves for uncertain tax positions of $23 million, unfavorable adjustments related to the carrying value of deferred tax assets of $15 million, and unfavorable adjustments related to changes in certain foreign currency exchange rates of $6 million, partially offset by the release of previously recorded reserves for uncertain tax positions of $59 million as well as interest income related to payments made in connection with tax disputes of $11 million.

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

The Company defines Adjusted operating profit as operating profit excluding gains and losses on fixed assets, and, when applicable, pre-tax Other Items. The Company defines Adjusted EBITDA as operating profit excluding depreciation, amortization, gains and losses on fixed assets, and, when applicable, pre-tax Other Items. Adjusted operating profit % is a ratio showing Adjusted operating profit as a percentage of sales and Adjusted EBITDA % is a ratio showing Adjusted EBITDA as a percentage of sales. Management believes this is important information to provide because it is used by management to evaluate the Company’s operational performance and trends between periods and manage the business. Management also believes this information may be useful to investors and analysts to gain a better understanding of the Company’s results of ongoing operations. Adjusted operating profit, Adjusted operating profit %, Adjusted EBITDA, and Adjusted EBITDA % are not intended to replace GAAP financial measures, such as Net Income and operating profit %.

The following tables set forth the reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure (in millions):

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2026	2025	2026	2026	2025
Operating profit:
Energy Equipment	$122	$130	$177	$392	$386
Energy Products and Services	88	38	85	199	204
Eliminations and corporate costs	(68)	(61)	(69)	(209)	(188)
Total operating profit	$142	$107	$193	$382	$402

Operating profit %:
Energy Equipment	10.0%	10.4%	14.5%	10.8%	10.7%
Energy Products and Services	8.3%	3.9%	8.7%	6.8%	6.8%
Eliminations and corporate costs	—	—	—	—	—
Total operating profit %	6.4%	4.9%	9.0%	6.0%	6.2%

Pre-tax Other Items, net:
Energy Equipment	$14	$21	$2	$25	$33
Energy Products and Services	7	41	9	24	52
Corporate	7	3	6	33	12
Total pre-tax Other Items	$28	$65	$17	$82	$97

(Gain) loss on fixed assets:
Energy Equipment	$22	$(1)	$(7)	$15	$(2)
Energy Products and Services	(4)	(2)	(13)	(16)	(4)
Corporate	—	—	—	—	4
Total (gain) loss on fixed assets	$18	$(3)	$(20)	$(1)	$(2)

Adjusted operating profit:
Energy Equipment	$158	$150	$172	$432	$417
Energy Products and Services	91	77	81	207	252
Eliminations and corporate costs	(61)	(58)	(63)	(176)	(172)
Adjusted operating profit	$188	$169	$190	$463	$497

Depreciation & amortization:
Energy Equipment	$29	$30	$28	$86	$86
Energy Products and Services	62	58	63	186	174
Corporate	2	1	2	6	5
Total depreciation & amortization	$93	$89	$93	$278	$265

Adjusted EBITDA:
Energy Equipment	$187	$180	$200	$518	$503
Energy Products and Services	153	135	144	393	426
Eliminations and corporate costs	(59)	(57)	(61)	(170)	(167)
Total Adjusted EBITDA	$281	$258	$283	$741	$762

Adjusted EBITDA %:
Energy Equipment	15.3%	14.4%	16.4%	14.3%	14.0%
Energy Products and Services	14.5%	13.9%	14.8%	13.4%	14.3%
Eliminations and corporate costs	—	—	—	—	—
Total Adjusted EBITDA %	12.6%	11.9%	13.3%	11.6%	11.8%

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2026	2025	2026	2026	2025
Reconciliation of Adjusted operating profit and Adjusted EBITDA:
GAAP net income attributable to Company	$90	$42	$112	$221	$223
Noncontrolling interests	5	2	4	10	9
Provision for income taxes	28	29	41	84	77
Interest and financial costs	21	22	21	64	66
Interest income	(9)	(11)	(8)	(28)	(32)
Equity loss in unconsolidated affiliates	7	11	5	15	10
Other expense, net	—	12	18	16	49
(Gain) loss on fixed assets	18	(3)	(20)	(1)	(2)
Pre-tax Other Items, net	28	65	17	82	97
Adjusted operating profit	188	169	190	463	497
Depreciation and amortization	93	89	93	278	265
Total Adjusted EBITDA	$281	$258	$283	$741	$762

Liquidity and Capital Resources

Overview

At September 30, 2026, the Company had cash and cash equivalents of $1,058 million and total debt of $1,707 million. At December 31, 2025, cash and cash equivalents were $1,552 million and total debt was $1,718 million. As of September 30, 2026, approximately $675 million of the $1,058 million of cash and cash equivalents was held by our foreign subsidiaries and the earnings associated with this cash could be subject to foreign withholding taxes and incremental U.S. taxation if transferred among countries or repatriated to the U.S. If opportunities to invest in the U.S. are greater than available cash balances that are not subject to income tax, rather than repatriating cash, the Company may choose to borrow against its revolving credit facility.

The Company has a revolving credit facility with a borrowing capacity of $1.5 billion through September 12, 2030. The Company has the right to increase the aggregate commitments under this agreement to an aggregate amount of up to $2.5 billion upon the consent of only those lenders holding any such increase. Interest under the multicurrency facility is based upon Secured Overnight Financing Rate (SOFR), Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), or Norwegian Interbank Offered Rate (NIBOR), plus 1.25% subject to a ratings-based grid or the U.S. prime rate. The credit facility contains a financial covenant establishing a maximum debt-to-capitalization ratio of 60%. As of September 30, 2026, the Company was in compliance with a debt-to-capitalization ratio of 23.7% and had no borrowings or letters of credit issued under the facility, resulting in $1.50 billion of available funds.

A consolidated joint venture of the Company borrowed $120 million against a $150 million bank line of credit, payable by June 2032, for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. The bank line of credit contains a financial covenant regarding maximum debt-to-equity ratio of 75%. As of September 30, 2026, the joint venture was in compliance and will not have future borrowings on the line of credit. As of September 30, 2026, the Company had $78 million in borrowings related to this line of credit. The Company has $12 million in payments related to this line of credit due in the next twelve months. The Company can repay the entire outstanding facility balance without penalty at its sole discretion.

Other debt at September 30, 2026 included $40 million of amounts owed to current minority interest partners of NOV consolidated joint ventures, of which $1 million is due in the next twelve months.

The Company’s outstanding debt at September 30, 2026 also consisted of $1,092 million in 3.95% Senior Notes, maturing on December 1, 2042, and $498 million in 3.60% Senior Notes, maturing on December 1, 2029. The Company was in compliance with all covenants at September 30, 2026. Long-term lease liabilities totaled $513 million at September 30, 2026.

The Company had $1,052 million of outstanding letters of credit at September 30, 2026, primarily in Norway and the United States, that are under various bilateral letter of credit facilities. Letters of credit are issued as bid bonds, advanced payment bonds and performance bonds.

The following table summarizes our net cash provided by (used in) continuing operating activities, continuing investing activities and continuing financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$32	$678
Net cash used in investing activities	(202)	(266)
Net cash used in financing activities	(316)	(451)

Significant sources and uses of cash during the first nine months of 2026

•
Cash flows provided by operating activities were $32 million, primarily driven by profitability and changes in the primary components of our working capital (receivables, inventories, contract assets and liabilities, accounts payable, and accrued liabilities).
•
Capital expenditures were $234 million.
•
Dividend payments to our shareholders were $129 million.
•
Share repurchases were $145 million.

Other

The effect of the change in exchange rates on cash flows was a decrease of $8 million for the first nine months of 2026, and an increase of $16 million for the first nine months of 2025.

We believe that cash on hand, cash generated from operations and amounts available under our credit facilities and from other sources of debt will be sufficient to fund operations, lease payments, working capital needs, capital expenditure requirements, dividends and financing obligations.

During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.8 million shares of common stock under the share repurchase program for an aggregate amount of $15 million, and 7.5 million shares of common stock under the program for an aggregate amount of $145 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased approximately 6.2 million shares of common stock under the share repurchase program for an aggregate amount of $80 million, and 17.1 million shares of common stock under the program for an aggregate amount of $230 million, respectively. The Company expects to return at least 50% of Excess Free Cash Flow (defined as cash flow from operations less capital expenditures and other investments, including acquisitions and divestitures), through a combination of quarterly base dividends, opportunistic stock buybacks, and an annual supplemental dividend to true-up returns to shareholders on an annual basis.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains, or has incorporated by reference, statements that are not historical facts, including estimates, projections, and statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements often contain words such as “may,” “can,” “likely,” “believe,” “plan,” “predict,” “potential,” “will,” “intend,” “think,” “should,” “expect,” “anticipate,” “estimate,” “forecast,” “expectation,” “goal,” “outlook,” “projected,” “projections,” “target,” and other similar words, although some such statements are expressed differently. Other oral or written statements we release to the public may also contain forward-looking statements. Forward-looking statements involve risks and uncertainties and reflect our best judgment based on current information. You should be aware that our actual results could differ materially from results anticipated in such forward-looking statements due to a number of factors, including but not limited to changes in oil and gas prices, customer demand for our products, challenges related to NOV’s operations in the Middle East, potential catastrophic events related to our operations, protection of intellectual property rights, compliance with laws, and worldwide economic activity, including matters related to sanctions and changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, the outcome of a challenge to or reversal of tariff refunds, and their related impacts on the economy. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to update any such factors or forward-looking statements to reflect future events or developments. You should also consider carefully the statements under “Risk Factors,” as disclosed in our most recent Annual Report on Form 10-K, as updated in Part II, Item 1A of our most recent Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our most recent Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in such forward-looking statements, as well as additional disclosures we make in our press releases and other securities filings. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in foreign currency exchange rates and interest rates. Additional information concerning each of these matters follows:

Foreign Currency Exchange Rates

We have extensive operations in foreign countries. The net assets and liabilities of these operations are exposed to changes in foreign currency exchange rates, although such fluctuations have a muted effect on net income since the functional currency for the majority of them is the local currency. These operations also have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign exchange loss in our income statement of $6 million in the first nine months of 2026, compared to a $42 million foreign exchange loss in the same period of the prior year. Gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency and adjustments to our hedged positions as a result of changes in foreign currency exchange rates. Currency exchange rate fluctuations may create losses in future periods to the extent we maintain net monetary assets and liabilities not denominated in the functional currency of the NOV operation.

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

The Company had other financial market risk sensitive instruments (cash balances, overdraft facilities, accounts receivable and accounts payable) denominated in foreign currencies with transactional exposures totaling $714 million and translation exposures totaling $291 million as of September 30, 2026. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates on the transactional exposures could affect net income by $56 million and the translational exposures could affect other comprehensive income by $29 million.

The counterparties to forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. Because these contracts are net-settled the Company’s credit risk with the counterparties is limited to the foreign currency rate differential at the end of the contract.

Interest Rate Risk

At September 30, 2026, borrowings consisted of $1,092 million in 3.95% Senior Notes, $498 million in 3.60% Senior Notes, and other debt of $117 million. At September 30, 2026, there were no outstanding letters of credit issued under the Company’s revolving credit facility, resulting in $1.50 billion of available funds. Additionally, the Company’s joint venture has outstanding borrowings of $78 million under a $150 million bank line of credit for the construction of a facility in Saudi Arabia. Interest under the bank line of credit is based upon SOFR plus 1.40%. Occasionally a portion of borrowings under our credit facility could be denominated in multiple currencies which could expose us to market risk with exchange rate movements. These instruments carry interest at a pre-agreed upon percentage point spread from either SOFR, EURIBOR, SONIA, CORRA, or NIBOR, or at the U.S. prime rate. Under our credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over SOFR, EURIBOR, SONIA, CORRA or NIBOR for one month to six months. Our objective is to maintain a portion of our debt in variable rate borrowings for the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2026	833,046	$18.73	833,046	$310,993,406
August 1 through August 31, 2026	—	—	—	310,993,406
September 1 through September 30, 2026	—	—	—	310,993,406
Total	833,046	$18.73	833,046

(1)
On April 25, 2024, the Company established a share repurchase program for up to $1 billion of the currently outstanding shares of the Company’s common stock over a period of 36 months.

Item 4. Mine Safety Disclosures

Information regarding mine safety and other regulatory actions at our mines is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined under Item 408(a) of Regulation S-K.

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

Date: October 28, 2026	By:	/s/ Christy H. Novak
Christy H. Novak
Vice President, Corporate Controller & Chief Accounting Officer
(Duly Authorized Officer, Principal Accounting Officer)